Form 10-Q
period 1995-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 1995-11-28
CIK 826154

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September  30, 1995
Commission file number:33-18888


                   ORRSTOWN FINANCIAL SERVICES, INC.
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                           23-2530374
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

77 East King Street
P. O. Box 250, Shippensburg, Pennsylvania                 17257
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (717) 532-6114


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                            Outstanding at October 30, 1995

(Common stock, no par value)                     976,863

Page 1 of 15 pages













ORRSTOWN FINANCIAL SERVICES, INC.

INDEX



                                                                  Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - September  30, 1995
     and December 31, 1994                                           3
   Condensed consolidated statements of income - Three months
     ended September 30, 1995 and 1994                               4
   Condensed consolidated statements of income - Nine months
     ended September 30, 1995 and 1994                               5
   Condensed consolidated statements of cash flows - Nine months
     ended September 30, 1995 and 1994                               6 and
7
   Notes to condensed consolidated financial statements              8 and
9

   Management's discussion and analysis of financial condition
     and results of operations                                       10 -
13

PART II - OTHER INFORMATION                                          14

   Signatures                                                        15



















Page 2 of 15 pages
























PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                      September 30,         December 31,
                                          1995                 1994  *
     ASSETS                           (Unaudited)
                                              (000 Omitted)
Cash and due from banks                          $    5,111           $
4,593
Interest-bearing deposits with banks             1,641                250
Federal funds sold                               1,799                0
Securities available for sale                    30,976
23,510
Federal Home Loan Bank, Federal Reserve
 and Atlantic Central Bankers Bank
 Stock, at cost which approximates
 market value                                    869                  808
Loans                                            101,124
90,839
Allowance for loan losses                        (    1,274)          (
 1,200)
          Net loans                              99,850
89,639
Bank premises and equipment, net                 2,980                2,512
Other assets                                         2,316
1,692
     Total assets                                $ 145,542            $
123,004

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Noninterest-bearing                         $  14,853            $
13,262
     Interest-bearing                              112,824
93,103
          Total deposits                         127,677
106,365
Federal funds purchased and other
 borrowed money                                  2,345                2,994
Other liabilities                                    1,569
1,292
          Total liabilities                        131,591
110,651

STOCKHOLDERS' EQUITY
   Common stock, no par value - $ .2083
    stated value per share at September 30,
    1995 and December 31, 1994, 2,000,000
    shares authorized with 976,863 and
    930,891 shares issued at September 30,
    1995 and December 31, 1994                   204                  194
   Additional paid-in capital                    10,625               9,393
   Retained earnings                             2,948                3,133
   Unrealized holding gain (loss), net of
    tax ($ 91) and $ 189 at September 30, 1995
    and December 31, 1994, respectively                174            (
   367)
          Total stockholders' equity                13,951
12,353

          Total liabilities and
           stockholders' equity                  $ 145,542            $
123,004

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 15 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 1995 and 1994
(UNAUDITED)
                                             1995               1994
                                          (Unaudited)        (Unaudited)
                                                 (000 Omitted)
Interest Income
 Interest and fees on loans                          $    2,331       $
1,754
 Interest on federal funds sold                      9                38
 Interest and dividends on investment
   securities                                        459              376
 Interest income on deposits with banks                       9
  11
     Total interest income                                2,808
2,179

Interest Expense
 Interest on deposits                                1,143            791
 Interest on borrowed money                                  65
  38
     Total interest expense                               1,208
 829

     Net interest income                                   1,600
1,350

Provision for loan losses                                    30
   0

Net interest income after provision for
 loan losses                                              1,570
1,350

Other Income
 Service charges on deposits                         92               92
 Other service charges                               41               40
 Other                                                       89
 114
     Total other income                                     222
 246

Other Expenses
 Salaries and employee benefits                      524              550
 Net occupancy and equipment expense                 137              141
 Other operating expense                                    307
 332
     Total other expense                                    968
1,023

     Income before income taxes                      824              573

Income tax expense                                          231
 149

     Net income                                      $      593       $
 424


Weighted average number of shares
 outstanding                                         946,552
946,552

Net income per share                             $      .61       $    .44

Cash dividends declared per share                $      .15       $    .14

The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 15 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 1995 and 1994
(UNAUDITED)


                                                1995           1994
                                             (Unaudited)   (Unaudited)
                                                    (000 Omitted)
Interest Income
 Interest and fees on loans                            $   6,641     $
4,917
 Interest on federal funds sold                        41            120
 Interest and dividends on investment
  securities                                           1,177         1,142
 Interest income on deposits with banks                       40
 25
     Total interest income                                 7,899
6,204

Interest Expense
 Interest on deposits                                  3,110         2,270
 Interest on borrowed money                                  155
111
     Total interest expense                                3,265
2,381

     Net interest income                                   4,634
3,823

Provision for loan losses                                     90
  5

Net interest income after provision for
 loan losses                                               4,544
3,818

Other Income
 Service charges on deposits                           275           252
 Other service charges                                 137           119
 Other                                                       232
320
     Total other income                                      644
691

Other Expenses
 Salaries and employee benefits                        1,637         1,518
 Net occupancy and equipment expense                   402           363
 Other operating expense                                   1,021
992
     Total other expense                                   3,060
2,873

     Income before income taxes                        2,128         1,636

Income tax expense                                          624
419

     Net income                                        $  1,504      $
1,217

Weighted average number of shares outstanding          946,552
946,552

Net income per share                                 $    1.59
$  1.29

Cash dividends declared per share                    $     .45    $    .40

The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 15 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1995 and 1994
(UNAUDITED)
                                            1995            1994
                                         (Unaudited)     (Unaudited)
                                                (000 Omitted)
Cash flows from operating activities:
 Net income                                       $   1,504        $
1,217
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                174              155
     Provision for loan losses                    90               5
     Other, net                                   (       30)      (
   52)

Net cash provided by operating activities            1,738
1,325

Cash flows from investing activities:
 Net (increase) in interest bearing
  deposits with banks                             (    1,391)      (
  428)
 Purchase of investment securities                (   13,342)      (
5,291)
 Maturities of investment securities              4,423            3,322
 Sales of investment securities                   2,273            6,356
 Purchases of FHLB stock                          (       61)      0
 Net (increase) in loans                          (   10,307)      (
10,404)
 Purchases of bank premises and
  equipment - Net                                 (      642)      (
  744)
 Premium paid on purchase of branch               (      589)
   0

Net cash (used) by investing activities           (   19,636)      (
7,189)

Cash flows from financing activities:
 Net increase in deposits                         21,312           5,090
 Cash dividends paid                              (      433)      (
  372)
 Cash paid in lieu of fractional
   dividends                                      (       15)      0
 Payments on debt                                 (      649)      (
1,100)
 Proceeds from borrowed money                     0
1,350
 Federal funds purchased                                  0
 235

Net cash provided by financing activities            20,215
5,203

Net increase in cash and cash equivalents         2,317            (
  661)
Cash and cash equivalents, beginning
 balance                                             4,593
5,327
Cash and cash equivalents, ending balance         $  6,910         $
4,666

Supplemental disclosure of cash flows information:
 Cash paid during the period for:
   Interest                                       $  3,019         $
2,389
   Income taxes                                   543              414






Page 6 of 15 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Nine Months Ended September 30, 1995 and 1994
(UNAUDITED)
                                            1995            1994
                                         (Unaudited)     (Unaudited)
                                                (000 Omitted)

Supplemental schedule of noncash investing and
 financing activities:
 Unrealized gain (loss) on investments
  available for sale (net of deferred tax
  benefit (liability) of ($ 91) and $ 61 at
  September 30, 1995 and 1994,
  respectively)                                   $   153          (
119)
 5% stock dividend issued September 30,
  1995                                            1,242            0
 Other real estate acquired in settlement
  of loans                                        22               0
The accompanying notes are an integral part of these condensed financial statements.




































Page 7 of 15 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1995
(UNAUDITED)
Note 1. Basis of Presentation

        The financial information presented at and for the three months ended and nine months ended September 30, 1995 and 1994 is unaudited. Information presented at December 31, 1994 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

Note 2. Principles of Consolidation

        The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, Orrstown
        Bank. All significant intercompany transactions and accounts have been eliminated.

Note 3. Cash Flows

        For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Statement of Financial Accounting Standards No. 104, the corporation has elected to present the net increase or decrease in deposits in banks, loans and time deposits in the statement of cash flows.

Note 4. Federal Income Taxes

        For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred income taxes are provided in the financial statements. Federal income taxes were computed after reducing pretax accounting income for nontaxable municipal and loan income.

Note 5. Other Commitments

        In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the bank does not anticipate any losses as a result of these transactions.

Page 8 of 15 pages

Note 6. Changes in Common Stock

        The Board of Directors approved a 5% stock dividend with 45,972 new shares issued September 30, 1995.

        Earnings per share of common stock for the period ended
        September 30, 1994 were computed based on an average of 946,552 shares after giving retroactive recognition to the 5% stock dividend.

Note 7. Investment Securities

        Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the corporation has the ability at the time of purchase to hold securities until maturity or on a long-term basis, they are classified as securities held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

        Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders' equity, whereas realized gains and losses flow through the corporation's operations.

        Management has classified all investments securities as "available for sale". At September 30, 1995 fair market value exceeded amortized cost by $ 265,000. This resulted in an increase in stockholders' equity of $ 174,000 after recognizing the tax effects of the unrealized gains. At December 31, 1994, amortized cost exceeded fair market value by $ 556,000 resulting in a decrease in stockholders' equity of $ 367,000 after recognizing the tax effects of the unrealized losses.

Note 8. Branch Acquisition

        In September 1995, the Orrstown Bank acquired a branch of another bank. The acquisition included deposits of $ 12,373,362, and land, building and equipment of $ 376,000.





Page 9 of 15 pages

ORRSTOWN FINANCIAL SERVICES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Net after tax income for the first nine months of 1995 was $1,504,000 compared to $1,217,000 for the same period in 1994 representing an increase of $287,000 or 23.6%. Net income on an adjusted per share basis for the first nine months was $ 1.59 up $ .30 from the $ 1.29 per share realized during the nine months ended
September 30, 1994.

RESULTS OF OPERATIONS

Third Quarter 1995 vs. Third Quarter 1994

       Interest income for the third quarter of 1995 was $ 2,808,000 compared to $ 2,179,000 as of September 30, 1994, for an increase of $ 629,000. The increase is due primarily to an increase in loan volumes.

       Interest expense for the current quarter was $ 1,208,000, an increase of $ 379,000 over the $ 829,000 for the same period of the prior year. Interest bearing deposits, which have increased significantly from September 30, 1994 plus an increase in average rates paid over those paid in 1994 have resulted in higher interest expense for the third quarter.

       Net interest income for the third quarter of 1995 totaled
$ 1,600,000, up $ 250,000 from the third quarter of 1994.

Nine Months 1995 vs. Nine Months 1994

       For the nine months ended September 30, 1995, interest income was $ 7,899,000, an increase of $ 1,695,000 over the nine months ended September 30, 1994. The increase is largely due to an increase in loan volumes. Net loans at September 30, 1995 stood at $ 99,850,000 compared to $ 89,639,000 as of December 31, 1994.

       Interest expense for the first nine months of 1995 was $ 3,265,000 compared to $ 2,381,000 for the same period in 1994 representing a 37.1% increase. Significant increases have occurred in time deposits reflecting a shift from interest bearing demand and savings as interest rates generally rose over the first nine months of 1995.

       Net interest income for the first three quarters of 1995 totaled $ 4,634,000, up $ 811,000 from the first three quarters of 1994. Management continuously monitors liquidity and interest rate risk through its ALCO reporting and reprices products in order to maintain desired net interest margins.






Page 10 of 15 pages

OTHER INCOME

Third Quarter 1995 vs. Third Quarter 1994

       Noninterest income dropped from $ 246,000 in 1994 to $ 222,000 in 1995. Service charges were flat while other income decreased
$ 25,000. The decrease in other income resulted primarily from a $ 30,000 gain reported on the sale of other real estate in 1994.

Nine Months 1995 vs. Nine Months 1994

       Noninterest income for the first nine months of 1995 was $ 644,000 compared to $ 691,000 in 1994. Service charges and trust fees were up $ 110,000 but offset by a $ 163,000 decrease in security gains.

OTHER EXPENSES

Third Quarter 1995 vs. Third Quarter 1994

       Other operating expenses totaled $ 968,000 as of September 30, 1995, a decrease of $ 55,000 from the $ 1,023,000 recorded for September 30, 1994. Employee related expenses were down 4.7% compared to the third quarter 1994 due to a timing difference in pay periods. Net occupancy decreased slightly while other expenses were down 7.5% from the prior year.

Nine Months 1995 vs. Nine Months 1994

       Other operating expenses for the first nine months of 1995 reflect a $ 187,000 increase over the same period in 1994. Employee related expenses continue the trend with a 7.8% increase. Net occupancy increased $ 39,000 largely due to an increase in depreciation expense related to the opening of a new branch.

INCOME TAXES

       The effective income tax rate for the third quarter 1995 increased 3.9% compared to the same period for 1994. A 7.1% increase is reflected for the nine month period ended September 30, 1995 over 1994 levels. This is due to a decrease in tax free municipal securities.

FINANCIAL CONDITION

       Total assets at September 30, 1995 were $ 145,542,000 an 18.3% increase over December 31, 1994. Net loans at September 30, 1995 totaled $ 99,850,000, an increase of $ 10,211,000 over the $ 89,639,000 level at December 31, 1994.









Page 11 of 15 pages

PROVISION AND ALLOWANCE FOR LOAN LOSSES

       The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):

                                Quarter Ended       Nine Months Ended
                                 September 30         September 30
                                1995       1994     1995       1994
       Balance, beginning of
         period                     $ 1,261     $ 1,137  $ 1,200    $
1,125
       Recoveries                   0           3        6          11
       Provision for loan loss
         charged to income               30           0       90
  5
               Total                1,291       1,140    1,296
1,141
       Losses                            17           0       22
  1
       Balance, end of period       $ 1,274     $ 1,140  $ 1,274    $
1,140

       In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.

       Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30 (in thousands):

                               90 Days or More
                                  Past Due          Nonaccrual Status
                               1995       1994      1995         1994
       Real estate mortgages                  $ 381     $  138      $
                                 0$  26
        Installment loans                      96        52          65
        Demand and time loans                  0         0           10
       Credit card                               10         0
0   0
               Total                          $ 487     $ 190       $
7$ 31

       There were no restructured loans for any of the time periods set forth above.

       Total deposits increased to $ 127,677,000 at September 30,
1995 compared to $ 106,365,000 at December 31, 1994. Increases were largely a result of the branch acquisition in September 1995.

       Total equity at September 30, 1995 was $ 13,951,000 representing 9.6% of total assets. This is a $ 1,598,000 increase from the company's capital position at December 31, 1994. $ 541,000 of the increase is due to a reduction in unrealized holding losses on investment securities available for sale.

       A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at September 30, 1995 is as follows:
                         Orrstown Financial       Regulatory Minimum
                              Services                Requirements
Leverage ratio                                              9.6% 4%
Risk based capital ratios:
   Tier I (core capital)                                    13.7%
4%
   Combined tier I and
    tier II (core capital plus
    allowance for loan losses)                              15.0%
8%
Page 12 of 15 pages

 BALANCE SHEET ANALYSIS

       The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one-day fluctuations, an analysis of changes in average balances is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS

                                   Year to Date
  ASSETS                        September 30, 1995      1994

Securities available for sale:
  Taxable interest income                    $  16,520         $  16,064
  Nontaxable interest income                     7,727             8,148
     Total available for sale
       securities                            24,247            24,212

Other investments                            1,140             1,106
Loans (net of unearned discounts)            96,206            81,740
Other short-term investments                       901             3,394

     Total interest earning assets           122,494           110,452

Allowance for loan losses                    (     1,245)      (
1,136)
Cash and due from banks                      5,034             4,208
Bank premises and equipment                  2,631             2,530
Other assets                                     1,502             2,334
     Total assets                            $ 130,416         $ 118,388

  LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing demand deposits             $  24,627         $  27,232
Savings deposits                             23,624            24,425
Time deposits                                50,822            37,526
Short-term borrowings                        954               77
Long-term borrowings                             2,346             2,304
     Total interest bearing
       liabilities                           102,373           91,564

Demand deposits                              13,487            12,991
Other liabilities                                1,330             1,595
Total liabilities                            117,190           106,150
Stockholders' equity                            13,226            12,238

     Total liabilities and
       stockholders' equity                  $ 130,416         $ 118,388











Page 13 of 15 pages

















PART II - OTHER INFORMATION

PART II - OTHER INFORMATION




Item 1 - Legal Proceedings

        None

Item 2 - Changes in Securities

        None

Item 3 - Defaults Upon Senior Securities

        Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

        None

Item 5 - Other Information

        None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K - None



























Page 14 of 15 pages

SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        /s/
                                        (Kenneth R. Shoemaker,
                                          President)
                                        (Duly Authorized Officer)




Date                                    /s/
                                        (Robert B. Russell,
                                          Controller)
                                        (Principal Financial Officer)






























Page 15 of 15 pages