Form 10-K
period 1995-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 1996-03-31
CIK 826154

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549
     FORM 10-K
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
Commission file number:  33-18888

                ORRSTOWN FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
     Pennsylvania                                 23-2530374
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

77 East King Street
P. O. Box 250, Shippensburg, Pennsylvania           17257
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including
area code:                                      (717)532-6114

Securities registered pursuant to Section 12(b) of the Act:
         None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, No Par Value                   The Common Stock is
                                             not registered on any
                                             exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

As of January 27, 1996, 976,863 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 29,305,890.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December31, 1995 are incorporated by reference into Parts I and
II. Portions of the Proxy Statement for 1996 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.



















































- - -1-

Item 1.   Business.
History and Business
          Orrstown Financial Services, Inc. (OFS) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Orrstown Financial Services, Inc. was organized on November17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank ("Orrstown"), Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable. On March8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown, issuing 131,455 shares of Orrstown Financial Services, Inc.'s common stock to the former Orrstown shareholders.
          Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its subsidiary, Orrstown Bank, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its five branches are located in Shippensburg, (2) Carlisle and Spring Run, and Orrstown, Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary's officers. Orrstown Financial Services, Inc. derives its current income from Orrstown.
          Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of Orrstown, its subsidiary. On December31, 1995, Orrstown had 61 full-time and 19 part-time employees.








- - -2-

Business of Orrstown
          Orrstown was organized as a state-chartered bank in 1987 as part of an agreement and plan of merger between Orrstown Financial Services, Inc. and Orrstown Bank, the predecessor of Orrstown, under which Orrstown became a wholly-owned subsidiary of Orrstown Financial Services, Inc. As indicated, Orrstown is the successor to Orrstown Bank which was originally organized in 1919.
          Orrstown is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits and granting loans. The Bank grants agribusiness, commercial and residential loans to customers in South Central Pennsylvania, principally Franklin and Cumberland Counties. The concentrations of credit by type of loan are set forth on the face of the balance sheet (as shown on page 15). The Bank maintains a diversified loan portfolio and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the customer and collateral standards established in the Bank's lending policies and procedures.
          All secured loans are supported with appraisals of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided they meet acceptable standards for liquidity and marketability.






- - -3-

          Loans secured by equipment and/or other nonreal estate collateral normally do not exceed 70% of appraised value or cost, whichever is lower. Loans secured by real estate do not exceed 80% of the appraised value of the property which is the maximum loan to collateral value established in the Bank's lending policy. Loan to collateral values are monitored as part of the loan review, and appraisals are updated as deemed appropriate in the circumstances.
          Administration and supervision over the lending process is provided by the Bank's Credit Administration Department via loan reviews. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Credit Administration Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals.
          The Credit Administration Department continues to monitor and evaluate loan customers utilizing risk-rating criteria established in the lending policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans.
          Reports of the results of the loan reviews are submitted quarterly to the Directors' Credit Administration Committee for approval and provide the basis for evaluating the adequacy of the allowance for loan losses.
          Through its trust department, Orrstown renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law.




- - -4-

          As of December31, 1995, Orrstown had total assets of approximately $ 146 million, total shareholders' equity of approximately $ 14.6 million and total deposits of approximately
$ 127 million.
Regulation and Supervision
          Orrstown Financial Services (OFS) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). OFS is subject to examination by the FRB and is restricted in its acquisitions, certain of which are prohibited and certain of which are subject to approval by the FRB. The FRB generally is prohibited from approving any application by a bank holding company to acquire voting shares of any bank in another state unless such acquisition is specifically authorized by the laws of such state or unless, under certain circumstances, such bank is a failing bank.
          Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between OFS and its






- - -5-

subsidiary, Orrstown Bank. As an affiliate of Orrstown Bank OFS is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by Orrstown Bank to its affiliates.
          The operations of Orrstown are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Pennsylvania Department of Banking, the Federal Reserve Board and the Federal Deposit Insurance Corporation.
          The primary supervisory authority of Orrstown is the Pennsylvania Department of Banking, who regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are designed primarily for the protection of the Bank depositors.
          Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations. See Note13 of the Notes to Financial Statements for a discussion of the limitations on the availability of Orrstown Financial Services' subsidiary's undistributed earnings for the payment of dividends due to such regulation and other reasons.


- - -6-

          The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a financial institution insured by the Federal Deposit Insurance Corporation
(FDIC) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. OFS currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.
      Regulatory authorities have issued guidelines that establish risk-based capital and leverage standards. These capital requirements of bank regulators, are discussed on pages 45 and 46 under "Capital Funds". Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to develop a "capital plan" to increase its capital to levels established by the agency.
          In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the Bank Insurance Fund of the FDIC by granting authority for special assessments against insured deposits through a general risk-based assessment systems. FDICIA also contains provisions limiting activities and business methods of depository institutions. FDICIA requires the








- - -7-

primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers.
 FDICIA also contains provisions limiting the acceptance of brokered deposits by certain depository institutions, placing restrictions on the terms of "bank investment contracts" that may be offered by depository institutions and provisions requiring the FDIC to study the current rules applicable to the aggregation of accounts of depositors at an institution that are entitled to FDIC insurance. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.
          The earnings of Orrstown Bank, and therefore the earnings of Orrstown Financial Services, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including






- - -8-

the FRB, the FDIC and the Pennsylvania Department of Banking. In addition, there are numerous governmental requirements and regulations that affect the activities of Orrstown Financial Services.
Competition
          Orrstown's principal market area consists of the north central portion of Franklin County, Pennsylvania, and Cumberland County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Shippensburg and Carlisle, Pennsylvania.
          Orrstown, like other depository institutions, has been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance and credit card companies and other commercial banks, many of which are larger than Orrstown Bank. Orrstown Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
Item 2.   Properties.
          Orrstown Bank owns buildings in Orrstown, Pennsylvania, Shippensburg, Pennsylvania (3), Carlisle, Pennsylvania and Spring Run, Pennsylvania. Offices of the bank are located in each of these buildings. One of the offices located in Shippensburg is an "Operations Center" which does not operate as a branch, but rather as an accounting office. The bank also owns certain other properties which are located adjacent to the downtown office, which are currently being renovated to provide for expansion of the Trust


- - -9-

Department, and the Orrstown office which it intends to hold for future expansion purposes.
Item 3.   Legal Proceedings.
          Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of Orrstown Financial Services, Inc.'s management, Orrstown Financial Services, Inc. has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Orrstown Financial Services, Inc.'s operations or financial position.
Item 4.  Submission of Matters to Vote of Security Holders.
          None


































- - -10-

Part II

Item 5.   Market for Registrant's Common Stock and Related Security
            Holder Matters.

          Orrstown Financial Services, Inc.'s common stock is not traded on a national securities exchange, but is traded inactively through the local and over the counter local markets. At December31, 1995, the approximate number of shareholders of record was 1,422. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

                       Market    Cash         Market     Cash
                       Price    Dividend      Price    Dividend (1)

                             1995                   1994


      First Quarter       $ 27.00  $ .15          $ 25.00 $ .13
      Second Quarter      27.00    .15            25.00   .13
      Third Quarter       30.00    .15            26.00   .14
      Fourth Quarter      30.00    .17            27.00   .14

      (1) Note: Cash dividends per share for 1994 were based on weighted average shares of common stock outstanding in 1994 after giving retroactive recognition to a 5% stock dividend issued in July 1995.

          See "Notes to Consolidated Financial Statements" for restrictions on the payment of dividends.
















- - -11-

Item 6.   Selected Financial Data.

                         1995    1994    1993     1992    1991
Income (000 omitted)
  Interest income              $ 10,829       $ 8,571  $ 8,250 $
8,632                          $ 8,896
 Interest expense              4,542  3,241   3,129    3,800    4,684
 Provision for loan
  losses                            270            71     121
366                                170
                               Net interest income
  after provision for
  loan losses                  6,017  5,259   5,000    4,466   4,042
 Securities gains
  (losses)                     (      45)     95       (      5) 77
(      8)
 Other operating
  income                       980    765     607      616     498
 Other operating
  expenses                        4,256         3,964    3,593
3,369                             3,036
 Income before
  income taxes                 2,696   2,155  2,009    1,790   1,496
 Applicable income
   tax                                      742            520
525       452                      354
     Net income                $  1,954       $ 1,635  $ 1,484
$ 1,338 $ 1,142

Per share amounts are based on following weighted averages:

          1995 - 954,192       1993 - 915,218      1991 - 901,374
          1994 - 954,192       1992 - 921,098

Income before income
 taxes                             $  2.83 $ 2.25  $  2.19 $ 1.94
$ 1.66
Applicable income taxes    .78     .54     .57     .49     .39
    Net income             2.05    1.71    1.62    1.45    2.27
Cash dividend paid         .62     .54     .50     .45     .42
Book value                 15.34   12.95   12.67   11.49   11.20

                   1995       1994      1993      1992      1991

Year-End Balance Sheet Figures
 (000 omitted)

Total assets             $ 145,998  $ 123,004 $ 113,581           $
106,191                  $ 97,938
Net loans                101,424    89,639    74,449
69,865                   64,667
Total investment
 securities              31,563     24,318    30,381
28,488                   24,946
Deposits-non-
 interest bearing        13,962     13,262    13,417
11,678                   9,360
Deposits-interest
 bearing                 113,368    93,103    85,165
82,553                   77,151
Total deposits           127,330    106,365   98,582
94,231                   86,511
Liabilities for
 borrowed money          2,345      2,350     1,000     0         0
Total stockholders'
 equity                  14,633     12,353    11,597
10,583                   10,096


- - -12-

Ratios
                    1995       1994      1993      1992      1991
Average equity/
 average assets      10.00      10.34     10.23                10.00
      10.27
Return on average
 equity              14.40      13.36     13.24                13.02
      11.67
Return on average
 assets              1.44       1.38      1.36                 1.30
      1.20

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

          Management's discussion and analysis of financial condition and results of operations on pages 38 through 46 of the annual shareholders' report for the year ended December31, 1995 are incorporated herein by reference.
Item 8.   Financial Statements and Supplementary Data.
          The report of independent auditors and the following consolidated financial statements and schedules of Orrstown Financial Services, Inc. are submitted herewith:

                                                           Page

          Independent auditor's report                         14

          Consolidated balance sheets December 31,
           1995 and 1994                                      15

          Consolidated statements of income for the
           years ended December 31, 1995, 1994 and 1993       16

          Consolidated statements of changes in
           stockholders' equity for the years ended
           December 31, 1995, 1994, and 1993                  17

          Consolidated statements of cash flows for
           the years ended December 31, 1995, 1994,
           and 1993                                           18 and
19

          Notes to consolidated financial statements          20 - 36

          Summary of quarterly financial data (unaudited)     37






- - -13-

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Orrstown Financial Services, Inc.
Orrstown, Pennsylvania

          We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December31, 1995 and 1994 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended December31, 1995. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years ended December31, 1995 in conformity with generally accepted accounting principles.





                                   SMITH ELLIOTT KEARNS & COMPANY




Chambersburg, Pennsylvania
January 25, 1996

- - -14-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

       ASSETS                                1995          1994
                                                 (000 omitted)
Cash and due from banks                            $    4,330     $
 4,593
Interest bearing deposits with banks               1,289          250
Federal funds sold                                 2,317          0
Securities available for sale                      30,694
23,510
Federal Home Loan Bank, Federal Reserve
 and Atlantic Central Bankers Bank stock,
 at cost which approximates market value                 869
   808
                                                      39,499
29,161
Loans
 Commercial, financial and agricultural            8,211
6,970
 Real estate - Mortgages                           75,731
68,458
 Real estate - Construction and land
  development                                      5,706
5,038
 Consumer                                             13,209
10,373
                                                   102,857
90,839
 Less:  Allowance for loan losses                  (    1,433)    (
  1,200)
                                                     101,424
89,639

Bank premises and equipment, net                   3,042
2,512
Accrued interest receivable                        993            733
Other assets                                           1,040
   959
      Total assets                                 $ 145,998      $
123,004

 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Non-interest bearing                              $  13,962      $
13,262
 Interest bearing                                    113,368
93,103
                                                     127,330
106,365

Federal funds purchased                            0              644
Liabilities for borrowed money                     2,345
2,350
Accrued interest and other liabilities                 1,690
 1,292
      Total liabilities                              131,365
110,651

Stockholders' equity
 Common stock:  No par value - $ .2083
  stated value per share, 2,000,000 shares
  authorized with 976,863 and 930,891 shares
  issued at December 31, 1995 and 1994,
  respectively                                     204            194
 Additional paid-in capital                        10,625
9,393
 Retained earnings                                     3,232
3,133
 Unrealized holding gains (losses), net of
  tax - $ 295 - 1995 and $ 189 - 1994                    572      (
    367)
      Total stockholders' equity                      14,633
12,353

      Total liabilities and stockholders'
       equity                                      $ 145,998      $
123,004

The Notes to Consolidated Financial Statements are an integral part of these statements.
- - -15-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993

                                        1995       1994      1993
                                             (000 omitted)
Interest and Dividend Income
 Interest and fees on loans                   $  8,996  $ 6,882   $
6,328
 Interest and dividends on
  Investment securities
   U.S. Government and agencies               1,083     963
1,278
   Exempt from federal income tax             529       512       539
   Other investment income                         221      214
 105
      Total interest and dividend
       income                                  10,829     8,571
8,250

Interest Expense
 Interest on deposits                         4,349     3,092
3,064
 Interest on borrowed money                       193       149
  65
      Total interest expense                    4,542     3,241
3,129

      Net interest income                       6,287     5,330
5,121

Provision for loan losses                         270        71
 121

      Net interest income after
       provision for loan losses                6,017     5,259
5,000

Other Income
 Service charges on deposit accounts          375       349       308
 Other service charges, commissions,
  and fees                                    218       180       163
 Trust department income                      297       185       157
 Securities gains (losses)                    (      45)          95
(      5)
 Other income (loss)                               90        51   (
   21)
      Total other income                          935       860
 602

      Net interest income and other
       income                                   6,952     6,119
5,602

Other Expenses
 Salaries and employee benefits               2,326     2,115
1,908
 Occupancy expense of bank premises,
  net, and furniture and equipment
  expenses                                    559       486       405
 FDIC insurance premiums                      125       221       211
 Other operating expenses                       1,246     1,142
1,069
      Total other expenses                      4,256      3,964
3,593

      Income before income tax                2,696     2,155
2,009

Applicable income tax                              742      520
 525

      Net income                              $  1,954  $ 1,635   $
1,484

Net income per share                       $    2.05 $   1.71  $
1.62

The Notes to Consolidated Financial Statements are an integral part of  these statements.
- - -16-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1994 and 1993

                                                Unrealized
                            Additional            Holding
                    Common   Paid-In   Retained    Gains   Treasury
                    Stock    Capital   Earnings  (Losses)   Stock
                                       (000 omitted)
Balance, December 31,
 1992                    $ 190      $  8,737  $ 2,093  $   0     ($
437)

Net income               0          0         1,484    0         0

Cash dividends
 ($ .50 per share)       0          0         (    458)          0
0

Stock dividends
 issued                  4          655       (  1,095)          0
436

Cash paid in lieu
 of fractional
 stock dividends         0          0         (     14)          0
0

Additional stock
 issued - 90 shares          0            1         0      0
1

Balance, December 31,
 1993                    194        9,393      2,010   0         0

Net income               0          0         1,635    0         0

Cash dividends
 ($ .54 per share)       0          0         (   512) 0         0

Unrealized loss on
 investment securities
 available for sale          0            0        0   (  367)
0

Balance, December 31,
 1994                     194        9,393     3,133   (  367)      0

Net income               0          0         1,954    0         0

Cash dividends
 ($ .62 per share)       0          0         (    599)          0
0

Stock dividends issued   10         1,232     (  1,242)          0
0

Cash paid in lieu of
 fractional stock
 dividends               0          0         (     14)          0
0

Unrealized gain on
 investment securities
 available for sale          0             0        0    939
 0

Balance, December 31,
 1995                    $ 204      $ 10,625  $ 3,232  $ 572     $
 0

The Notes to Consolidated Financial Statements are an integral part of these statements.
- - -17-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994 and 1993

                                    1995        1994       1993
                                          (000 omitted)
Cash flows from operating activities:
 Net income                               $ 1,954    $  1,635    $
1,484
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization          265        212         183
   Provision for loan losses              270        71          121
   Deferred income taxes                  (      78) (     200)  (
   19)
   (Gain) loss on disposal of
    other real estate                     (       4) (      10)  42
   (Gain) loss on disposal of bank
    premises and equipment                1          4           0
   Securities (gains) losses              45         (      95)  5
   (Increase) decrease in accrued
    interest receivable                   (     260) 43          28
   Increase (decrease) in accrued
    interest payable                      290        11          (
   82)
   Other net                              (       2)        9
108

Net cash provided by operating
 activities                                 2,481       1,680
1,870

Cash flows from investing activities:
 Net (increase) decrease of interest
  bearing deposits with banks             (   1,039) (     250)  0
 Purchase of investment securities        0          0           (
10,796)
 Sales of investment securities           0          0
1,971
 Maturities of investment securities      0          0
6,928
 Sales of available for sale
  securities                              6,387      6,945       0
 Maturities of available for sale
  securities                              6,694      4,450       0
 Purchases of available for sale
  securities                              (  18,843) (   5,743)  0
 Purchases of FHLB stock                  (      61) (      49)  0
 Net (increase) in loans                  (  12,055) (  15,261)  (
4,970)
 Proceeds from disposal of other
  real estate                             22         20          223
 Purchases of bank premises,
  equipment, and other real
  estate                                  (     266) (     691)  (
 522)

Net cash (used) by investing
 activities                               (  19,161) (  10,579)  (
7,166)



The Notes to Consolidated Financial Statements are an integral part of these statements.

- - -18-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 1995, 1994 and 1993

                                    1995        1994       1993
                                          (000 omitted)
Cash flows from financing activities:
 Net increase in deposits                 $ 19,997   $ 7,783     $
4,351
 Net decrease in federal funds
  purchased                               (     644) (    456)   0
 Proceeds from debt                       0          1,350
2,053
 Payment on debt                          (       6) 0           0
 Cash dividends paid                      (     599) (    512)   (
 472)
 Proceeds from issuing common
  stock                                   0          0           2
 Cash paid in lieu of fractional
  stock dividends                         (      14)       0
     0

Net cash provided by financing
 activities                                 18,734     8,165
5,934

Net increase (decrease) in cash
 and cash equivalents                     2,054      (    734)   638

Cash and cash equivalents,
 beginning balance                           4,593     5,327
4,689

Cash and cash equivalents,
 ending balance                           $  6,647   $ 4,593     $
5,327

Supplemental disclosure of cash
 flows information:
 Cash paid during the year for:
   Interest                               $  4,252   $ 3,230     $
3,211
   Income taxes                           800        543         518

Supplemental schedule of noncash
 investing and financing activities:
 Other real estate acquired in
  settlement of loans                     22         27          282

 Unrealized gain (loss) on investment
  securities available for sale
 (net of tax effects)                     572        (     367)  0

 Other real estate transferred to
  bank premises                           136          0
0

 Property, equipment and other
  assets purchased with assumption
  of deposit liabilities in
  connection with branch
  acquisition                             968          0
0

The Notes to Consolidated Financial Statements are an integral part of these statements.
- - -19-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

        Nature of operations

        Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its subsidiary, Orrstown Bank, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties. Its five branches are located in Shippensburg (2), Carlisle, Spring Run, and Orrstown, Pennsylvania.

        Principles of consolidation

        The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated.

        Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

        While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the corporation's allowances for losses on loans and foreclosed real estate. Such agencies may require the corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.




- - -20-

Note 1. Summary of Significant Accounting Policies (Continued)

        Investment securities

        In accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) the Bank may segregate their investment portfolio into three specific categories:
        "securities held to maturity", "trading securities" and "securities available for sale". Securities held to maturity are to be accounted for at their amortized cost; securities classified as trading securities are to be accounted for at their current market value with unrealized gains and losses on such securities included in current period earnings; and securities classified as available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported net as a separate component of stockholders' equity.

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

        The corporation has classified all of its investment securities as "available for sale".

        Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method.
        Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders' equity, whereas realized gains and losses flow through the corporation's results of operations.

        Cash flows

        For purposes of the Statements of Cash Flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and Due From Banks" and "Federal Funds Sold". As permitted by Statement of Financial Accounting Standards No. 104, the corporation has elected to present the net increase or decrease in deposits in banks, loans, and time deposits in the Statements of Cash Flows.

- - -21-

Note 1. Summary of Significant Accounting Policies (Continued)

        Premises, equipment, furniture and fixtures and depreciation

        Buildings, improvements, equipment, furniture and fixtures are carried at cost less accumulated depreciation.
        Depreciation has been provided generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows:

                                                        Years

            Buildings and improvements                       10-40
            Equipment, furniture and fixtures                3-15

        Repairs and maintenance are charged to operations as incurred.

        Computer software is amortized over 3-5 years.

        Loans and allowance for loan losses

        Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination and commitment fees and certain direct costs are deferred and the net amount amortized over the contractual life of the loan as an adjustment of the loan's yield. If a loan is sold, any deferred fees not yet amortized are recognized as an adjustment to the gain or loss on sale. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

        Nonaccrual loans

        The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued but not collected as of the date of placement on nonaccrual status



- - -22-

Note 1. Summary of Significant Accounting Policies (Continued)

        Nonaccrual loans (Continued)

        is reversed and charged against current income unless fully collateralized. Subsequent payments received either are applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal.

        Foreclosed real estate

        Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying value or fair value of the underlying collateral. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

        Earnings per share of common stock

        Earnings per share of common stock were computed based on a weighted average of 954,192 shares of common stock outstanding in 1995 and 1994; and 915,218 shares of common stock outstanding in 1993, after giving retroactive recognition to a 5% stock dividend issued in July 1995.

        Federal income taxes

        For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these and timing differences in depreciation expense, deferred income taxes are provided in the financial statements. See Note10 for further details.

        Fair values of financial instruments

        Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to


- - -23-

Note 1. Summary of Significant Accounting Policies (Continued)

        Fair values of financial instruments (Continued)

        independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the corporation.

        The following methods and assumptions were used by the corporation in estimating fair values of financial instruments as disclosed herein:

           Cash and Cash Equivalents. The carrying amounts of cash and short-term instruments approximate their fair value.

           Securities to be Held to Maturity and Securities
           Available for Sale. Fair values for investment securities are based on quoted market prices.

           Loans Receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

           Deposit Liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposits and IRA's are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

           Short-Term Borrowings. The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.




- - -24-

Note 1. Summary of Significant Accounting Policies (Continued)

        Fair values of financial instruments (Continued)

           Long-Term Borrowings. The fair value of the Bank's long-term debt is estimated using a discounted cash flow analysis based on the Bank's current incremental borrowing rate for similar types of borrowing arrangements.

           Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

           Off-Balance-Sheet Instruments. The Bank generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant.

Note 2. Investments

        At December 31, 1995 and 1994 the investment securities portfolio was comprised of securities classified as available for sale in conjunction with the adoption of SFAS 115, resulting in investment securities being carried at fair value.

        The amortized cost and fair values of investment securities available for sale at December31 were:

                                     Gross       Gross
                        Amortized  Unrealized  Unrealized     Fair
                         Cost        Gains       Losses       Value
                                        (000 omitted)

                                   1995
U. S. Treasury securities
 and obligations of U. S.
 Government corporations
 and agencies                    $  7,912            $ 110        $
 0    $  8,022

Obligations of states
 and political
 subdivisions                    11,329  676         0
12,005

Mortgage-backed
 securities                      10,272  88          34
10,326

Equity securities                     314               27
 0         341
      Totals                     $ 29,827            $ 901        $
34    $ 30,694







- - -25-

Note 2. Investments (Continued)

                                     Gross       Gross
                        Amortized  Unrealized  Unrealized     Fair
                         Cost        Gains       Losses       Value
                                        (000 omitted)

                                   1994
U. S. Treasury securities
 and obligations of U. S.
 Government corporations
 and agencies                    $   7,370           $   0        $
154   $  7,216

Obligations of states
 and political
 subdivisions                    7,904   152         189
7,867

Mortgage-backed securities       8,530   14          373
8,171

Equity securities                     262                0
 6         256
      Totals                     $ 24,066            $ 166        $
722   $ 23,510

      The amortized cost and fair values of investment securities available for sale at December31, 1995, by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized
                                               Cost      Fair Value
                                                (000 omitted)

      Due in one year or less                       $  2,138     $
2,153
      Due after one year through five
       years                                        5,530
5,630
      Due after five years through ten
       years                                        2,690
2,849
      Due after ten years                           8,883
9,395
      Mortgage-backed securities                    10,272
10,326
      Equity securities                                  314
 341
                                                    $ 29,827     $
30,694

      Proceeds from sales of securities available for sale during 1995 and 1994 were $ 6,369,602 and $6,944,826, respectively. Gross gains and losses on 1995 sales were $37,559 and $53,389, respectively. Gross gains and losses on 1994 sales were $ 222,089 and $ 127,019, respectively. Included in shareholders' equity at December 31, 1995 is $ 572,000 of unrealized holding gains on securities available for sale, net of $ 295,000 in deferred taxes. Included in shareholders' equity at December31, 1994 is $367,000 of unrealized holding losses on securities available for sale, net of $189,000 in deferred taxes.


- - -26-

Note 2. Investments (Continued)

        Proceeds from sales of investment securities during 1993 were $1,971,410. Gross gains of $20,573 and gross losses of $0 for 1993 were realized on those sales.

        The bank owns $625,900 of Federal Home Loan Bank stock,
        $ 54,000 of Atlantic Central Bankers Bank stock and
        $ 189,000 of Federal Reserve Bank stock at December 31, 1995. At December31, 1994 the bank's stock ownership was $564,700 of Federal Home Loan Bank stock, $54,000 of Atlantic Central Bankers Bank stock and $ 189,000 of Federal Reserve Bank stock. Market value approximates cost since none of the stocks are actively traded.

        Securities carried at $10,036,000 and $ 8,323,000 at December31, 1995 and 1994, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3. Concentration of Credit Risk

        The bank grants agribusiness, commercial, residential and consumer loans to customers in South Central Pennsylvania, principally Franklin and Cumberland Counties. The concentrations of credit by type of loan are set forth on the face of the balance sheet. The bank maintains a diversified loan portfolio and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon the extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but generally includes equipment and real estate.

Note 4. Allowance for Loan Losses

        Activity in the allowance for loan losses is summarized as follows:

                                       1995       1994      1993
                                             (000 omitted)

Balance at beginning of period               $ 1,200    $ 1,125   $
1,042
Recoveries                                   14         12        13
Provision for loan losses
 charged to income                               270         71
 121
   Total                                     1,484      1,208
1,176
Losses                                            51          8
  51
Balance at the end of period                 $ 1,433    $ 1,200   $
1,125







- - -27-

Note 5. Bank Premises and Equipment

        A summary of bank premises and equipment is as follows:

                                              1995          1994
                                                (000 omitted)
Land                                               $   424       $
375
Buildings and improvements                         2,306
1,862
Furniture and equipment                            2,006
1,799
Construction in progress                                49
  0
      Total                                        4,785
4,036
Less accumulated depreciation and
 amortization                                        1,743
1,524
      Bank premises and equipment, net             $ 3,042       $
2,512

        Depreciation expense amounted to $ 250,769 in 1995, $213,000 in 1994, and $180,000 in 1993.

Note 6. Loans to Related Parties

        The bank has granted loans to the officers and directors of the corporation and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $1,758,000 and $1,827,000 at December31, 1995 and 1994, respectively. During 1995, $310,000 of new loans were made and repayments totalled $379,000. During 1994, $866,000 of new loans were made and repayments totalled $628,000.

        Outstanding loans to bank employees totalled $954,000 and $797,000 for years ended December31, 1995 and 1994, respectively.

Note 7. Nonaccrual Loans

        The following table shows the principal balances of nonaccrual loans as of December31:

                                   1995          1994       1993

Nonaccrual loans                         $ 132,000     $ 27,000
$ 0

Interest income that would have
 been accrued at original
 contract rates                          $   1,616     $    401
$ 0
Amount recognized as interest
 income                                          0            0
  0
     Foregone revenue                    $   1,616     $    401
$ 0

        The corporation had no impairment of loans during 1995 or
        1994 as defined by Statement of            Financial
Accounting
        Standard No. 114.
- - -28-

Note 8. Financial Instruments With Off-Balance-Sheet Risk

        The bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce
        its own exposure to                        fluctuations in
interest rates.  These
        financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve,
        to varying degrees, elements of credit     and interest rate

        risk in excess of the amount recognized in the balance
        sheets.  The contract                      amounts of those
instruments reflect
        the extent of involvement the bank has in particular classes of financial instruments.

        The bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                 Contract or
                                               Notional Amount
                                               1995        1994
                                                (000 omitted)
Financial instruments whose contract amounts
 represent credit risk at December 31:
    Commitments to extend credit                     $ 14,074     $
12,208
    Standby letters of credit and financial
     guarantees written                              2,348
2,035

        Commitments to extend credit are agreements to lend to a
        customer as long as there is no            violation of
any condition
        established in the contract.  Commitments generally have
        fixed expiration dates or                  other termination
clauses and
        may require payment of a fee.  Since many of the
        commitments are                            expected to
expire without being drawn
        upon, the total commitment                 amounts do not
necessarily
        represent future cash requirements.  The bank evaluates
        each                                       customer's
creditworthiness on a case-                        by-case basis.
        The amount of collateral obtained if       deemed necessary
by
        the bank upon extension of                 credit is based
on management's
        credit                                     evaluation of the
customer.  Collateral held varies
        but may include accounts receivable,       inventory, real
        estate, equipment, and income-producing commercial properties.

        Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party.
        Those guarantees are primarily issued to support public private borrowing arrangements. The credit risk



- - -29-

Note 8. Financial Instruments With Off-Balance-Sheet Risk
         (Continued)

        involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
        The bank holds collateral supporting those commitments when deemed necessary by management.

Note 9. Employee Benefit Plans

        The bank maintains a 401(k) profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Employer contributions to the plan are based on bank performance and are at the discretion of the bank's Board of Directors. In addition, there is a provision for an employer match of 50 cents on the dollar for employee contributions up to 6% of the employees' eligible compensation. Substantially all of the bank's employees are covered by the plan and the contribution charged to operations was $ 260,334, $219,193, and $220,744 for 1995, 1994, and 1993, respectively.

        The bank has a deferred compensation arrangement with certain present and former board directors whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the bank's obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the bank. The estimated present value of future benefits to be paid, which are included in other liabilities, amounted to $ 179,253 and $188,264 at December31, 1995 and 1994,
        respectively. Total annual expense for this deferred compensation plan was $19,064 for 1995, 1994, and 1993.

        A supplemental discretionary deferred compensation plan for executive officers and directors was started during 1995. The plan is funded annually with salary and fee reductions which are placed in a trust account invested by the Bank's trust department.

Note 10.   Income Taxes

        The components of federal income tax expense are summarized as follows:

                                        1995      1994     1993
                                             (000 omitted)
Current year provision                      $ 820      $ 570   $ 544
Deferred income taxes (benefits)            (   78)    (   13) (
19)
Accrued refund due                              0      (   37)     0
   Net federal income tax expense           $ 742      $ 520   $ 525



- - -30-

Note 10.   Income Taxes (Continued)

        Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $ 599,000, $589,000, and $601,000 for 1995, 1994, and
        1993, respectively.

        A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

                                           1995      1994      1993

Federal income tax rate                      34.0%     34.0%
34.0%
Reduction resulting from:
   Nontaxable interest income and
    deferred taxes                            6.5       9.9       7.9
Effective income tax rate                     27.5%    24.1%
26.1%

        Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation and unrealized gains on available for sale securities. Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses, directors' deferred compensation and unrealized losses on available for sale securities. The net deferred tax assets included in other assets in the accompanying consolidated balance sheets include the following components:

                                              1995          1994

        Total deferred tax assets                   $ 472,000     $
566,000
        Total deferred tax liabilities              (  410,000)   (
  99,000)
           Net deferred tax asset                   $  62,000     $
467,000

        The corporation has not recorded a valuation allowance for the deferred tax assets as they feel that it is more likely than not that they will be ultimately realized.

Note 11.   Deposits

        Included in interest bearing deposits at December31 are NOW and Super NOW account balances totalling $ 13,215,000 and $11,554,000 for 1995 and 1994, respectively. Also included in interest bearing deposits at December31, 1995 and 1994 are money market account balances totalling
        $ 13,104,000 and $14,971,000, respectively.

        At December31, 1995 and 1994 time deposits of $100,000
      and over aggregated $ 6,447,000 and              $4,804,000,
                                                        respectively.

        Interest expense on time deposits of $ 100,000 and over was $ 337,000; $ 220,000; and $ 239,000 for 1995, 1994 and
        1993, respectively.

- - -31-

Note 11.   Deposits (Continued)

        The bank accepts deposits of the officers and directors of the corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $ 1,194,510 and $732,019 at December31, 1995 and 1994, respectively.

Note 12.   Liabilities For Borrowed Money

        At December 31, 1995 and 1994 the corporation had two long-term notes with the Federal Home Loan Bank of Pittsburgh as follows:

           Amount           Maturity Date         Interest Rate

        $ 1,000,000              2004                   6.42%
          1,000,000              2003                   6.58%
        $ 2,000,000

        Interest rates are fixed and interest only is paid on a monthly basis. The notes contain prepayment penalty charges, but management has no intention to pay off early.

        In addition to the aforementioned long-term notes the bank obtained a term loan in 1994 totaling $350,000 with the Federal Home Loan Bank of Pittsburgh. The corporation repaid $ 5,026 in 1995. The maturity dates and applicable fixed interest rates on the remaining balance at December 31, 1995 are as follows:

             Amount          Maturity Date          Rate

                    $   5,291    2/96               4.31%
                    5,570        2/97               4.61%
                    5,863        2/98               5.00%
                    6,173        2/99               5.21%
                    6,498        2/00               5.48%
                      315,579    2/01               5.58%
                    $ 344,974

        In addition, the bank has available a line of credit with the Federal Home Bank of Pittsburgh which is limited to 10% of the corporation's total assets. Collateral for the line consists of the corporation's 1-4 family mortgage loans totaling $58,953,000 at December31, 1995. The corporation also has available an unused line of credit with Atlantic Central Bankers Bank of $3.5 million at December31, 1995.

        Total interest on the aforementioned borrowings charged to operations in 1995 and 1994 were $ 149,083 and $146,577, respectively.

- - -32-

Note 13. Orrstown Financial Services, Inc. (Parent Company Only) Financial Information

        The following are the condensed balance sheets, income statements and statements of cash flows for the parent company:

Balance Sheets
December 31

Assets                                1995      1994
                                                 (000 omitted)

        Cash                                          $    186    $
   14
        Interest-bearing balances with banks          0           250
        Securities available for sale                 341         256
        Investment in Orrstown Bank                   14,154
11,835
        Furniture and equipment (net of
         depreciation)                                1           2
        Other assets                                         0
    2
           Total assets                               $ 14,682    $
12,359

             Liabilities
        Accrued management fee                               40
      0
        Accrued taxes and other liabilities                  9
    6
           Total liabilities                                49
    6

             Stockholders' Equity
        Common stock, no par value - $ .2083
         stated value per share, 2,000,000
         shares authorized with 976,863 and
         930,891 issued at December 31,
         1995 and 1994, respectively                        $    204
      $    194
        Additional paid-in capital                    10,625
9,393
        Retained earnings                             3,232
3,133
        Unrealized holding losses                          572
(     367)
                                                      Total
stockholders' equity                                    14,633
  12,353

                                                      Total
liabilities and
                                                       stockholders'
equity  $ 14,682                                        $ 12,359

Income Statements
Years Ended December 31

                                       1995      1994       1993
                                             (000 omitted)
        Interest and dividend
         income                             $    20    $     16   $
  11
        Net gain on sale of
         investment                         0          112        0
        Cash dividends from wholly-
         owned subsidiary                   614        512        560
        Equity in undistributed
         income of subsidiary                 1,401      1,077
 962
                                            2,035      1,717
1,533
        Less:  Operating expenses                81         82
  49
           Net income                       $ 1,954    $ 1,635    $
1,484

- - -33-

Note 13. Orrstown Financial Services, Inc. (Parent Company Only) Financial Information (Continued)

Statements of Cash Flows
Years Ended December 31

                                        1995      1994       1993
                                             (000 omitted)
        Cash flows from operating
         activities:
                                              Net income          $
1,954 $ 1,635                                 $ 1,484
                                              Adjustments to
reconcile net
                                               income to cash
provided by
                                               operating activities:
             Depreciation and
              amortization                    0         0         5
             Security (gains)                 0         (    112) 0
             Equity in undistributed
              income of subsidiary            (  1,401) (  1,077) (
  962)
             Increase (decrease) in
              accrued liabilities                  34         6
   0
        Net cash provided by operating
         activities                               587       452
 527

        Cash flows from investing activities:
          Net decrease (increase) in
           interest-bearing deposits
           with banks                         250       (    250) 0
          Purchase of available for
           sale securities                    (     52) (     60) 0
          Sales of available for
           sale securities                          0           315
      0
        Net cash provided by
         investing activities                     198        5
   0

        Cash flows from financing
         activities:
          Cash dividends paid                 (    599) (    512) (
  472)
          Cash paid in lieu of
           fractional shares                  (     14) 0         0
          Proceeds from stock sales                 0         0
   2
        Net cash (used) by financing
         activities                           (    613) (    512) (
  470)

        Net increase (decrease) in cash       172       (     55) 57

        Cash, beginning balance                    14        69
 12

        Cash, ending balance                  $   186   $    14   $
 69

        Supplemental disclosure of cash
         flows information:
             Cash paid during the year for:
             Income taxes                     $     6   $     0   $
  0


- - -34-

Note 13. Orrstown Financial Services, Inc. (Parent Company Only) Financial Information (Continued)

        Dividends paid by Orrstown Financial Services, Inc. are provided from the bank's dividends to the parent company. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the bank's surplus or additional paid-in capital be equal to the amount of capital. Orrstown Bank is well above these requirements and the balance of $7,301,000 in its retained earnings at December31, 1995 is fully available for cash dividends. Orrstown Financial Services' balance of retained earnings at December31, 1995 is $3,232,000 and would be available for cash dividends, although payment of dividends to such extent would not be prudent or likely. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current period earnings.

Note 14. Leases

        The bank leases land and building space associated with its various remote automated teller machines under agreements which expire at various times through 1997. Total rent expense charged to operations in connection with these leases was $ 16,920, $17,520, and $18,120 for 1995, 1994, and 1993, respectively.

        The total minimum rental commitment under operating leases at December31, 1995 is as follows:

        Due in the year ending December 31,   1996            $ 9,120
                                              1997            3,660
Note 15. Compensating Balance Arrangements

        Required deposit balances at the Federal Reserve were
        $ 65,000 at December31, 1995 and 1994.            Required
deposit
        balances at Atlantic Central Bankers Bank were $ 585,000
        and $834,000 at
December31, 1995 and 1994, respectively.
        These balances are maintained to cover processing   costs
        and service charges.  An additional $16,200 is on deposit
        with First Union National Bank                    of Florida
as a reserve for
        potential                                         clearing
losses related to the credit card
        operations.

Note 16. Changes in Common Stock

        In June 1995, the Board of Directors approved a 5% stock dividend with 45,972 new shares issued.

        In November 1993, the Board of Directors approved a 5% stock dividend with 26,148 shares issued out of treasury stock and 17,658 new shares issued.


- - -35-

Note 17. Branch Acquisition

        In September, 1995, the Orrstown Bank acquired a branch of another bank. The acquisition included deposits of $ 12,373,000 and land, building and equipment of $ 376,000.

Note 18.  Fair Value of Financial Instruments

        Statement on Financial Accounting Standards (SFAS) No. 107, Disclosure About Fair Value of Financial Instruments, became effective for the corporation's 1995 financial statements. The estimated fair values of the corporation's financial instruments were as follows at December31, 1995:

                                 Carrying Amount Fair Value
                                       (000 Omitted)

      FINANCIAL ASSETS
        Cash and due from banks              $    4,330   $   4,330
        Federal funds sold                   2,317        2,317
        Interest bearing deposits
         with banks                          1,289        1,289
        Securities available for sale        29,827       30,694
        Other bank stock                     869          869
        Loans receivable                     102,857      102,621
        Accrued interest receivable          993          993

      FINANCIAL LIABILITIES
        Deposits                             127,330      127,616
        Borrowed funds                       2,345        2,353
        Accrued interest payable             887          887

Note 19.                                       Commitments

        In 1995 the corporation began the renovation of a building adjacent to its King Street, Shippensburg office. Total commitments remaining on this project at December 31, 1995 aggregated $ 370,000.

        In addition, the corporation has entered into a contract
        for the installation of a computer   network.  The
        remaining commitment on the contract was $ 120,000 at
        December 31, 1995.    Both of the aforementioned projects
        are expected to be completed in 1996.











- - -36-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF QUARTERLY FINANCIAL DATA

      The unaudited quarterly results of operations for the years ended December31, 1995 and 1994 are as follows:

                                    1995
($ 000 omitted                  Quarter Ended
 except per share)     Mar. 31  June 30  Sept. 30 Dec. 31

Interest income               $ 2,430  $ 2,661  $ 2,808   $ 2,930
Interest expense                  968    1,089    1,208     1,277
    Net interest income       1,462    1,572    1,600     1,653
Provision for loan
 losses                            30       30       30       180
    Net interest income
     after provision for
     loan losses              1,432    1,542    1,570     1,473
Securities gains
 (losses)                     (     21)         (      2) (     21)
(      2)
Other income                  209      236      243       293
Other expenses                  1,010    1,082      968     1,196
    Operating income
      before income taxes     610      694      824       568
Applicable income
 taxes                             176     217      231       118
    Net income                $   434  $   477  $   593   $   450



Net income applicable
  to common stock
Per share data:
    Net income            $  .46   $   .50   $  .62   $  .47






















- - -37-








                                      1994
($ 000 omitted                     Quarter Ended
 except per share)      Mar. 31  June 30  Sept. 30  Dec. 31

Interest income                $ 1,989  $ 2,036  $ 2,179  $ 2,367
Interest expense                   769      783      829      860
    Net interest income        1,220    1,253    1,350    1,507
Provision for loan
 losses                              5        0        0       66
    Net interest income
     after provision for
     loan losses               1,215    1,253    1,350    1,441
Securities gains
 (losses)                      14       45       60       (     24)
Other income                   178      208      186      193
Other expenses                     915      935    1,023    1,091
    Operating income
      before income taxes      492      571      573      519
Applicable income taxes            121      149      149      101
    Net income                 $   371  $   422  $   424  $   418



Net income applicable
  to common stock
Per share data:
    Net income             $  .39   $  .44   $  .44    $  .44

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the selected supplementary financial information presented in this report.

      OPERATING RESULTS

      Net income was $1,954,000 for 1995, compared to $1,635,000 for 1994, representing an increase of $ 319,000 or 19.5%. Net income on an adjusted per share basis for 1995 was $ 2.05, up $ .34 from the $ 1.71 per share realized during 1994.

      Interest income for 1995 was $ 10,829,000, up $ 2,258,000, or
26.3% over 1994. The volume of earning assets increased 16.3% in 1995 and 7.5% in 1994. Average rates continued to rebound after steady decreases throughout 1993 and 1992.

      Loan demand continued to increase significantly in 1995. Total loans at December 31, 1995 stood at $ 102,857,000 compared to $ 90,839,000 as of December 31, 1994. Increases in earning assets in 1995 were primarily in loans which typically produce higher yields than investments. An overall increase of 13.2% in loans was realized with most of the loan growth being concentrated in mortgage and commercial loans. This growth is consistent with management's plans following an expansion into the Carlisle, Pennsylvania market in March of 1994. Net interest margins were maintained at desired levels throughout 1995 by closely monitoring rates.

      Total interest expense was $ 4,542,000 for 1995, an increase of $ 1,301,000 over the $ 3,241,000 for 1994. The increase in total deposits was 19.7% in 1995 compared to 7.9% in 1994. Approximately 11.3% of the increase was due to the September 1995 purchase of the Spring Run branch from another local bank. This represents a significant increase in deposit growth, but the most important factor is where the deposit growth has occurred, as indicated in the following trends:

        Noninterest-bearing deposits increased 5.3% over the previous year
        Average balances of interest-bearing demand and savings decreased 8.0% and .9%, respectively
        Average balances in time deposits increased 42.2% in 1995

      Due to increasing rates, deposits previously maintained in more liquid accounts such as statement savings and money market accounts were moved to longer term certificates.

      By having a significantly higher portion of the deposit growth occurring in the higher priced deposits, the bank has experienced proportionately higher interest costs as interest rates rose during 1995. Management continues to direct its marketing efforts toward attracting more low cost retail deposits while continuing to competitively price its time deposits in order to maintain favorable net interest margins.

- - -38-

      Net interest income is the difference between total interest income and total interest expense. Interest income is generated through earning assets which include loans, interest on deposits with other banks and investments. The amount of interest income is dependent on many factors including the volume of earning assets, the level of interest rates and the changes in interest rates, and volumes of nonperforming loans. The cost of funds varies with the volume of funds necessary to support earning assets, the rates paid to maintain deposits, rates paid on borrowed funds and the level of interest-free deposits.

      Net interest income for 1995 totaled $ 6,287,000, up
$ 957,000 over 1994. Management continuously monitors liquidity and interest rate risk through its ALCO reporting and reprices products in order to maintain desired net interest margins.

      Other income represents service charges on deposit accounts; fees received for foreign ATM transactions, loan insurance, credit cards, travelers' checks and other services; fees for trust services; securities gains and losses and other income such as safe deposit box rents and gains (losses) on sales of property and equipment.

      Other income increased $ 75,000 from 1994 to 1995. The increase in 1995 was due largely to increases in Trust Department income, service charge income, and income from the sale of mutual funds. The corporation initiated a project in 1995 for the purpose of expanding the Trust Department and other administrative facilities by renovating a property adjacent to its King Street, Shippensburg office which management feels will facilitate further growth of its trust activities and provide more opportunities for increased trust revenues. The project is expected to be completed in 1996. The 1994 results reflected a $ 112,000 gain from the sale of stock. The 1993 results reflected a $ 42,000 loss from the sale of property received through loan foreclosure. The loss in 1993 was partially offset by an increase in Trust Department income of $ 38,000.

      The noninterest expenses are classified into four main categories: salaries and employee benefits; occupancy expenses and furniture and equipment expenses which include depreciation, maintenance, utilities, taxes, insurance, rents and maintenance;
FDIC insurance premiums; and other operating expenses which include all other expenses incurred in daily operations.

      Employee related expenses increased 10.0% and 10.8% for 1995 and 1994, respectively, primarily due to salary and related benefit increases. The largest proportionate increase in noninterest expenses was for occupancy expense which increased 15.0% and 20.0% in 1995 and 1994, respectively. This increase is due to the additional depreciation expense associated with the Carlisle and Spring Run branches and the purchase of new data processing equipment in 1994. Management expects increases in employee related expenses and occupancy expense to continue with the addition of the Spring Run branch and the expansion project at the King Street, Shippensburg, Pennsylvania location which was started


- - -39-

during the fourth quarter 1995. Other operating expenses were unchanged, largely due to a 43.4% decrease in FDIC insurance premiums offset by an increase in merchant processing charges, the amortization of the deposit premium paid on the Spring Run branch acquisition and personnel training.

      Applicable income taxes changed between 1993, 1994 and 1995 as a result of changes in pre-tax accounting income and taxable income. The effective tax rate for 1995 increased over 1994 due to the proportionate decrease in nontaxable interest income in relation to total income.

      FINANCIAL CONDITION

      Total assets at December 31, 1995 were $ 145,998,000, an
18.7% increase over December 31, 1994.  Net loans at December 31,
1995 totaled $ 101,424,000, an increase of $ 11,785,000 over the
$ 89,639,000 level at December 31, 1994.

      The provision for loan losses was $ 270,000 in 1995 compared to $ 71,000 in 1994. The provisions were based on management's evaluation of the adequacy of the reserve balance and represents amounts considered necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions. The bank's history of net charge-offs has traditionally been better than peer group performance with an average rate of .04% of average loans outstanding over the past five years. While this trend is expected to continue management recognizes the need to build the reserve to meet the expected increased risks associated with a growing loan portfolio and an expanding customer base. Therefore, it is management's intention to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio. Based on the evaluation performed in the fourth quarter of 1995 and the projected loan growth for 1996, management increased the provision by $ 180,000 in the fourth quarter of 1995.

      Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                               90 Days or More
                                   Past Due      Nonaccrual Status
                               1995      1994    1995       1994

      Real estate mortgages        $ 322     $ 166    $  92     $   0
      Installment loans            82        95       34        27
      Demand and time loans        4         0        0         0
      Credit card                      9         1        6        0
           Total                   $ 417     $ 262    $ 132     $ 27

      There were no restructured loans for any of the time periods set forth above.




- - -40-

      Total deposits increased to $ 127,330,000 at December 31,
1995 compared to $ 106,365,000 at December 31, 1994. Increases were largely a result of the Spring Run branch acquisition in September, 1995.

      Stockholders' equity reached $14,633,000 at December31, 1995 for an 18.5% increase over the prior year. The increase in stockholders' equity was partially due to a $572,000 unrealized holding gain on investment securities categorized "available for sale", in accordance with SFAS 115. Total stockholders' equity represented 10.0% of total assets at the end of 1995 and 1994. The primary source of capital growth in 1995 has been from retained earnings. Cash dividends paid in 1995 were up $87,000 over the previous year. In June 1995 the board approved a 5% stock dividend, issuing 45,972 shares of new stock. It is the management and the Board of Directors' intention to continue paying a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.

      As described in Note 1 of the Notes to Consolidated Financial Statements, deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes. Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation and unrealized holding losses on available for sale securities. At December31, 1995, deferred taxes amounted to $62,000. If all timing differences reversed in 1995, the actual income taxes saved by the recognition of the aforementioned expenses would not be significantly different from the deferred income taxes recognized for financial reporting purposes.

      The current level of nontaxable investment and loan income is such that the bank is not affected by the Alternative Minimum Tax rules.

      The schedule below reflects comparative changes in income and expense included in the Consolidated Statements of Income for 1995 and 1994 together with changes in asset and liability volumes associated with these income and expense items.


















- - -41-

                                 1995 Compared to 1994
                            Average Volumes   Income/Expense
($ 000 omitted)               $        %        $       %

Loans                                               15,922     19.8
   2,114                          30.7
    Investment securities1,469             6.1         137   9.3
    Other investments    56                5.1             7 3.3
         Total17,447                       16.3        2,258 26.3

    Interest/borrowed funds      679       28.5        43    28.7
Interest bearing demand
 deposits(  2,184)                     (  8.0)     (     50)     (
7.6)
    Savings deposits         (    225)     (   .9)     43    6.1
    Time deposits             15,824       42.2        1,265 74.0
         Total               14,094        15.4        1,301 42.1

    Net interest income                                957   18.0
  Provision for loan losses                             199   280.3
Net interest income after
      provision for loan losses                           75814.4

 Security transactions                              (   140)(147.4)
  Other operating income                                215   28.1
  Income before operating expense                       833   13.6
     Salaries & employee benefits                       21110.0
      Occupancy & equipment expense                      7315.0
 FDIC insurance premiums                            (    96) ( 43.4)
     Other operating expenses                             1049.1
            Total operating expenses             292      7.4

    Income before income taxes                         541   25.1
    Applicable income taxes                              22242.7
         Net income                                      319 19.5























- - -42-

                                  1994 Compared to 1993
                           Average Volumes     Income/Expense
($ 000 omitted)               $       %          $       %

    Loans9,164                             12.6        554   8.8
  Investment securities(3,867)           (  13.2)    (342) (  18.8)
   Other investments2,363                 229.2       109   103.8
         Total7,660                        7.5         321   3.9

   Interest/borrowed funds1,132           90.6        84    103.1
Interest bearing demand
  deposits1,486                         5.8         ( 65) (    6.7)
    Savings deposits2,645                  12.1        42    6.1
    Time deposits1,528                     4.2          51   3.1
         Total6,791                        8.0         112   3.7

    Net interest income                                209   4.1
 Provision for loan losses                          (  50)   ( 41.3)
Net interest income after
      provision for loan losses                        259   5.2

   Security transactions                              100   2000.0
    Other operating income                             158   26.0
    Income before operating expense                    517   9.2
    Salaries & employee benefits                       207   10.8
    Occupancy & equipment expense                      81    20.0
    FDIC insurance premiums                            10    4.7
    Other operating expenses                            73   6.8
         Total operating expenses                      371   10.3

    Income before income taxes                         146   7.3
 Applicable income taxes                            (   5)   (  1.0)
         Net income                                    151   10.2

      FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board has recently issued two Statements of Financial Accounting Standards. SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" applies to such assets as property, plant and equipment; capital leases; certain intangibles and related goodwill. This statement provides measurement standards when such assets are deemed to be "impaired".

      SFAS No. 122 "Accounting for Mortgage Servicing Rights" amends SFAS No. 65 and provides expanded requirements for the accounting and measurement of servicing rights for both purchased and originated mortgages.

      Both statements are effective for fiscal years beginning after December 15, 1995.

      Management does not anticipate that either of these statements will impact future operations.




- - -43-

      LIQUIDITY

      Liquidity and interest rate sensitivity are related but distinctly different from one another.

      Liquidity involves the bank's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Liquidity available to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs is provided by access to the marketplace to obtain interest-bearing deposits and other borrowings, including special programs available through Federal Home Loan Bank.

      Interest rate sensitivity is the matching or mismatching of the maturity and rate structure of the interest-bearing assets and liabilities. It is the objective of management to control the difference in the timing of the rate changes for these assets and liabilities to preserve a satisfactory net interest margin. The following table approximately reflects the matching of assets and liabilities maturing within one year and thereafter, which management feels is adequate to meet customer cash and credit needs while maintaining a desired interest rate spread.

               Due      Due      Due     Due      Due
               0 -30    31-90   91-180  181-360  After
(000 omitted)  Days     Days     Days    Days   1 Year      Total

Rate Sensitive Assets
  Interest bearing
   deposits
   with
   banks            $  1,289 $    0   $    0  $    0    $     0   $
1,289
  Other short-
   term
   investments      2,317    0        0       0         0
2,317
  Investment
   securities       3,786    59       1,089   1,307     24,453
30,694
  Real estate,
   commercial and
   consumer
   loans              25,886     5,960          12,636    25,614
32,761                102,857
                    $ 33,278 $  6,019 $ 13,725          $ 26,921  $
                                                      57,214$ 137,157













- - -44-

                Due      Due      Due     Due    Due
               0 -30    31-90   91-180  181-360  After
(000 omitted)  Days     Days     Days    Days   1 Year      Total

Rate Sensitive
 Liabilities
  Certificates of
   deposit over
   $ 100,000        $    600 $    710 $  1,308          $  1,000  $
2,829               $   6,447
  Other
   certificates
    of deposit       3,907    2,862    14,534  9,885     22,56853,756
  Money market
   deposit
         accounts         1,092    2,184    3,276   6,552     013,104
  Other
   interest-bearing
         deposits         3,338    6,677    10,015  20,031    040,061
  Long-term
   borrowings             0         5        0                 0
                                                      2,340     2,345
                    $  8,937 $ 12,438 $ 29,133          $ 37,468  $
                                                      27,737$ 115,713

  Cumulative
   GAP              $ 24,341 $ 17,922 $  2,514          ($  8,033)
$ 21,444

      Money market accounts totaling $ 13,104,000, interest bearing checking accounts totaling $ 13,215,000, and regular savings totaling $ 25,536,000 have been included proportionately in rate sensitive liabilities of one year or less due to these funds being subject to immediate withdrawal. However, in monitoring and evaluating liquidity throughout the year, management normally does not consider regular savings to be particularly rate sensitive due to the fact that rates are generally consistent among institutions in Orrstown's trading area; nor does management consider all interest bearing checking accounts to be due within one year since it is unlikely that 100% of these deposits will be withdrawn within the next 360 days. Therefore, management generally considers 50% of these funds to be due within one year when repricing deposits and evaluating liquidity.

      CAPITAL FUNDS

      Internal capital generation has been the primary method utilized by Orrstown Financial Services, Inc. to increase its capital. Stockholders' equity, which exceeded $14 million at December31, 1995 has steadily increased. Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios." The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Orrstown Financial Services' capital ratios to regulatory minimums at December31 is as follows:




- - -45-

                    Orrstown Financial Services  Regulatory Minimum
                       1995              1994       Requirements

Leverage ratio           10.0%             10.0%          4%

Risk-based capital
 ratio
  Tier I (core
   capital)              16.2%             17.1%          4%
  Combined Tier I
   and Tier II (core
   capital plus allowance
   for loan losses)      17.8%             18.7%          8%

      Orrstown Financial Services, Inc. has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines and industry averages. Certain ratios are useful in measuring the ability of a company to generate capital internally.

      The following chart indicates the growth in equity capital for the past three years.

                                1995           1994        1993

Equity capital at December 31
 ($ 000 omitted)                      $ 14,633      $ 12,353     $
11,597
Equity capital as a percent
  of assets at December 31                       10.0%10.0%   10.2%
 Return on average assets                        1.44%1.38%   1.36%
 Return on average equity                        14.40%13.36% 13.24%
 Cash dividend payout ratio                      30.7%31.3%   30.9%

      STOCK MARKET ANALYSIS AND DIVIDENDS

      The corporation's common stock is traded inactively in the over-the-counter market. As of December31, 1995 the approximate number of shareholders of record was 1,422.

                Market    Cash    Market   Cash
                Price   Dividend  Price  Dividend(1)
                      1995             1994
First Quarter      $ 27.00 $ .15    $ 25.00   $ .13
Second Quarter     27.00   .15      25.00     .13
Third Quarter      30.00   .15      26.00     .14
Fourth Quarter     30.00   .17      27.00     .14

      (1) Note: Cash dividends per share for 1994 were based on weighted average shares of common stock outstanding in 1994 after giving retroactive recognition to a 5% stock dividend issued in July
                1995.

- - -46-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

          For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.

          Closely related to the management of liquidity is the management of rate sensitivity which focuses on maintaining stability in the net interest margin. As illustrated in the table below the tax equivalent net interest margin ranged from 4.8% to 5.0% of average earning assets during the past 3 years. An asset/liability committee monitors and coordinates overall the asset/liability strategy.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
                       Years Ended December 31

      ASSETS                  1995                   1994
                      Average                  Average
 (000 omitted)        Balance  Interest Rate   Balance  Interest Rate
Investment securities:
 Taxable interest
  income                      $  18,355   $  1,083     5.9%   $  17,170
$   963  5.6%
 Nontaxable
  interest income                 8,488        529     6.2       8,148
    512                               6.3
   Total investment
    securities                26,843  1,612            6.0    25,318
1,475                                 5.8
Loans (net of
 unearned discounts)          97,662  8,996            9.2    81,740
6,882                                 8.4
Other short-term
 investments                      2,406       221      9.2        3,394
    214                               6.3
   Total interest
    earning assets            126,911 $ 10,829         8.5    110,452
$ 8,571                               7.8%
Allowance for loan
 losses                       (     1,257)                     (
1,136)
Cash and due from banks       3,143                    4,208

Bank premises and
 equipment                    2,727                    2,530

Other assets                      4,124                           2,334
   Total assets               $ 135,648                       $ 118,388

 LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing
 demand deposits              $  25,048   $    617     2.5%   $  27,232
$   668                               2.5%
Savings deposits              24,200  758 3.1          24,425 714
 2.9
Time deposits                 53,350  2,974            5.6    37,526
1,710                                 4.6
Short-term borrowings         715     44  6.1          77     3
3.9
Long-term borrowings              2,345       149      6.3        2,304
    146                               6.3
  Total interest
  bearing liabilities         105,658 $  4,542         4.3%   91,564
$ 3,241                               3.5%
Demand deposits               13,833                   12,991

Other liabilities                 2,587                           1,595

Total liabilities             122,078                  106,150

Stockholders' equity             13,570                          12,238

   Total liabilities &
    stockholders'
    equity                    $ 135,648                       $ 118,388

Net interest income/net
 yield on average
 earning assets                       $  6,287         5.0%    $ 5,330
 4.8%

- - -47-
















                                          Year Ended December 31
      ASSETS                                         1993
                                     Average
    (000 omitted)                    Balance      Interest     Rate
Investment securities:
  Taxable interest income                    $  20,734   $ 1,278 6.2%
  Nontaxable interest income                    8,451        539 6.4
     Total investment securities             29,185      1,817  6.2
Loans (net of unearned discounts)            72,576      6,328  8.7
Other short-term investments                    1,031        105
10.2
     Total interest earning assets           102,792     $ 8,250
8.0%
Allowance for loan losses                    (    1,080)

Cash and due from banks                      4,278
Bank premises and equipment                  1,666
Other assets                                     1,896

     Total assets                            $ 109,552


  LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing demand deposits             $  25,746   $   735 2.8%
Savings deposits                             21,780      672    3.1
Time deposits                                35,998      1,657  4.6
Short-term borrowings                        521         17     3.3
Long-term borrowings                               728         48
 6.6
     Total interest
       bearing liabilities                   84,773      $ 3,129
3.7%
Demand deposits                              12,052
Other liabilities                                1,518
Total liabilities                            98,343
Stockholders' equity                            11,209
     Total liabilities &
       stockholders' equity                  $ 109,552

Net interest income/net
 yield on average earning assets                         $ 5,121
5.0%

                                             For purposes of
calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 1995, 1994 and 1993.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS


                                        1995 Versus 1994
                                       Increase (Decrease)
                                        Due to Change in

                                                           Total
                                     Average   Average    Increase
                                      Volume    Rate     (Decrease)
     (000 omitted)
Interest Income
  Loans (net of unearned discounts)        $ 1,337  $ 777        $
2,114
     Taxable investment securities         66       54           120
  Nontaxable investment securities         21       (    4)      17
  Other short-term investments             (     62)
69         7
     Total interest income                   1,362    896
2,258

Interest Expense
  Interest bearing demand                  (     53)             3
(     50)
  Savings deposits                         (      9)             52
43
  Time deposits                            728      537
1,265
  Short-term borrowings                    25       16           41
  Long-term borrowings                          2       0
   2
     Total interest expense                   693     608
1,301

     Net interest income                                         $
957




























- - -48-






                                           1994 Versus 1993
                                          Increase (Decrease)
                                           Due to Change in

                                                           Total
                                      Average   Average   Increase
                                      Volume      Rate   (Decrease)
    (000 omitted)
Interest Income
  Loans (net of unearned discounts)        $ 770      ($ 216)   $ 554
     Taxable investment securities         (  211)    (  104)   (
315)
  Nontaxable investment securities         (   29)    2         (
27)
  Other short-term investments                96         13       109
     Total interest income                   626      (  305)     321

Interest Expense
  Interest bearing demand                  37         (   85)   (
48)
  Savings deposits                         77         (   35)   42
  Time deposits                            70         (   19)   51
  Short-term borrowings                    (   19)    5         (
14)
  Long-term borrowings                       100      (   19)      81
     Total interest expense                  265      (  153)     112

     Net interest income                                        $
209

                                           Changes which are
attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

          The following table shows the maturities of investment securities at book value as of December31, 1995, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                      After 1 year After 5 years
               Within  but within    but within  After
               1 year    5 years     10 years   10 years   Total

(000 omitted)

Bonds:
  U. S. Treasury
   Book value         $ 2,008   $ 4,826       $ 1,078   $       0 $
7,912
   Yield          6.17%     5.82%         6.06%         0%    5.95%

  U. S. Government
   agencies
   Book value         0         1,812         1,921     6,539
10,272
   Yield              0%    6.32%         6.62%      6.57%    6.77%

  State and municipal
   Book value         130       704           1,611     8,884
11,329
   Yield          7.9%      6.49%         6.42%      5.98%    6.06%

  Total book
   value              $ 2,138   $ 7,342       $ 4,610   $ 15,423  $
29,513

  Yield              6.27%    6.01%         6.42%       6.23%
6.28%


Equity Securities:
  Total Equity Securities                                         $
1,183

   Yield                                                         5.4%

  Total Investment Securities                                     $
30,696

   Yield
6.25%















- - -49-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO


          The following table presents the loan portfolio at the end of each of the last five years:

                        1995     1994    1993      1992     1991
    (000 omitted)

Commercial, financial
 and agricultural             $   8,211         $  6,970 $  5,281 $
5,630     $  5,503
Real estate -
 Construction                 5,706    5,038    3,758    3,493
2,419
Real estate - Mortgage        75,731   68,458   57,278   52,711
45,384
Installment and other
 personal loans (net of
 unearned discount)           11,880   8,698    9,257    9,073
12,077
Credit cards                       1,329           1,675        0
    0                                0
   Total loans                $ 102,857         $ 90,839 $ 75,574
$ 70,907                      $ 65,383

          Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments and credit cards) at December31, 1995:

                         Under One   One to     Over Five
                           Year    Five Years     Years    Total

        (000 omitted)

Commercial, financial
 and agricultural                          $ 1,232     $ 1,478$
5,501  $  8,211
Real estate - Construction                     856       1,027
3,823     5,706
  Total   $ 2,088                          $ 2,505     $ 9,324    $
13,917

          The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December31, 1995:

                            Fixed Rate          Variable
                              Loans            Rate Loans
        (000 omitted)

Due within one year                  $   6,490          $  11,151
Due after one but within
 five years                          16,778             15,742
Due after five years                   12,510             40,186
  Total                              $ 35,778           $ 67,079





- - -50-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

                                   Years Ended December31

                         1995     1994     1993    1992      1991
  (000 omitted)

Average total loans
 outstanding (net of
 unearned income)              $ 97,662 $ 81,740          $ 72,576 $
67,871 $ 62,701

Allowance for loan
 losses, beginning
 of period                     $  1,200 $  1,125          $  1,042
                                                      $   716$    575
Additions to provision
 for loan losses
      charged to operations         270      71      121       366170
Loans charged off
 during the year
          Commercial                   0        0       17        06
          Personal credit lines        3        1       3         66
  Installment                        48        7                31
                                                          45      35
    Total charge-off's               51        8                51
                                                          51      47

Recoveries of loans
 previously charged off:
          Commercial                   0        0       0         00
        Installment                  14       12      13        1017
  Personal credit
   lines                              0        0                 0
                                                           1       1
    Total recoveries                 14       12                13
                                                          11      18

Net loans charged off
 (recovered)                         37 (       4)              38
     40                              29

Allowance for loan
 losses, end of
 period                        $  1,433 $  1,200          $  1,125
$  1,042                       $    716

Ratio of net loans
 charged off to
 average loans
 outstanding                   .04%    0.0%      .05%      .06%
 .05%

                               The provision is based on an
evaluation of the adequacy of the
allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers and evaluation of current and projected economic conditions.





- - -51-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOANS


          The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days or more at December31.

                    1995      1994      1993      1992      1991

(000 omitted)

Nonaccrual loans         $   132   $    27   $     0    $   781   $
 814

Accrual loans:
   Restructured          $     0   $     0   $     0    $     0   $
   0
   30 through 89
    days past due        1,949     1,553     1,468      1,974
2,063
   90 days or
    more past due            417       155       150         63
 165
     Total accrual
      loans              $ 2,366   $ 1,708   $ 1,618    $ 2,037   $
2,228

     See Note 7 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years.

     Management has not identified any significant problem loans in the accrual loan categories shown above.

























- - -52-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY


          The following is an allocation by loan categories of the allowance for loan losses at December31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                                 Years Ended December31

                                1995                  1994

                                 Percentage             Percentage
                      Allowance  of Loans to  Allowance of Loans to
                       Amount    Total Loans   Amount   Total Loans

    (000 omitted)

Commercial, financial
  and agricultural           $   114 7.98%           $   113
 9.42%
Real estate -
  Construction               80      5.55            67     5.58
Real estate -
  Mortgage                   1,055   73.63           844    70.33
Installment                  166     11.55           114    9.50
Credit card                       18   1.29               62
5.17
   Total                     $ 1,433 100.00%         $ 1,200
100.00%


                               Years Ended December31

                              1993                  1992


                                Percentage              Percentage
                     Allowance  of Loans to  Allowance  of Loans to
                      Amount    Total Loans    Amount   Total Loans

    (000 omitted)

Commercial, financial
  and agricultural           $    78   6.99%         $    76
7.24%
Real estate -
  Construction               56      4.97            51     4.93
Real estate -
  Mortgage                   853     75.79           763    73.22
Installment                  138     12.25           152    14.61
Credit card                        0   0.00                0
0.00
   Total                     $ 1,125 100.00%         $ 1,042
100.00%





- - -53-










                                  Year Ended December31

                                          1991

                                                Percentage
                                Allowance       of Loans to
                                 Amount         Total Loans

  (000 omitted)

Commercial, financial
  and agricultural                    $  60          8.42%
Real estate -
  Construction                        26             3.70
Real estate -
  Mortgage                            497            69.25
Installment                           133            18.63
Credit card                               0            0.00
   Total                              $ 716          100.00%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS


          The average amounts of deposits are summarized below:

                            Years Ended December31


                                     1995        1994       1993

   (000 omitted)

Demand deposits                            $  13,833   $   12,991 $
12,052
Interest bearing demand deposits           25,048      27,232
25,746
Savings deposits                           24,200      24,425
21,780
Time deposits                                 53,350      37,526
35,998
   Total deposits                          $ 116,431   $ 102,174  $
95,576

          The following is a breakdown of maturities of time deposits of $100,000 or more as of December31, 1995:

                   Maturity                       (000 omitted)

          Certificates of Deposit
           Three months or less                             $ 1,310
           Over three months through
            six months                                      1,308
           Over six months through
            twelve months                                   1,000
           Over twelve months                                 2,829
                                                            $ 6,447

RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)


          The following table presents a summary of significant earnings and capital ratios: (dollar amounts in thousands)

                                     1995       1994       1993

          Average assets                   $ 135,648   $ 118,388 $
109,552
          Net income                       $   1,954   $   1,635 $
1,484
          Average equity                   $  13,570   $  12,238 $
11,209
          Cash dividends paid              $     613   $     512 $
  472
          Return on assets               1.44%      1.38%      1.36%
          Return on equity               14.40%     13.36%     13.24%
          Dividend payout ratio          30.7%      31.3%      30.9%
          Equity to asset ratio          10.0%      10.34%     10.23%


- - -54-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED SUMMARY OF OPERATIONS

                               Years Ended December31
                       1995     1994      1993      1992     1991
   (000 omitted)
Interest income             $ 10,829 $ 8,571   $ 8,250   $ 8,632  $
8,896
Interest expense               4,542   3,241     3,129     3,800
4,684
Net interest income         6,287    5,330     5,121     4,832
4,212
Provision for loan
 losses                          270      71       121        366
 170
   Net interest
    income after
    provision for
    loan losses             6,017    5,259     5,000     4,466
4,042

Other income:
 Trust                      297      185       157       119      70
 Service charges -
  Deposits                  375      349       308       294      238
 Other service charges,
  collection and
  exchange, charges,
  commission fees           218      180       163       170      172
Other operating
 income (loss)                    45     146   (     26)     110
  10
   Total other
    income                       935     860       602       693
 490

Income before
 operating expense          6,952    6,119     5,602     5,159
4,532

Operating expenses:
 Salaries and
  employees benefits        2,326    2,115     1,908     1,725
1,562
 Occupancy and
  equipment expense         559      486       405       394      359
 Other operating
  expenses                     1,371   1,363     1,280     1,250
1,115
   Total operating
    expenses                   4,256   3,964     3,593     3,369
3,036

Income before income
 taxes                      2,696    2,155     2,009     1,790
1,496
Income tax                       742     520       525       452
 354
   Net income
    applicable to
    common stock            $  1,954 $ 1,635   $ 1,484   $ 1,338  $
1,142
Per share data:
 Earnings per common
  share                  $  2.05$  1.71    $ 1.62    $  1.45  $ 1.27
 Cash dividend -
  Common                 $   .62$   .54    $  .50    $   .45  $  .42
 Weighted average
  number of common
  shares                    954,192  954,192   915,218   921,098
901,374

- - -55-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES

($ 000 omitted)      1995      1994      1993       1992     1991
LOANS
 Personal credit
  lines                   $   4,425 $   4,113  $   3,710  $   3,556
$  3,559
 Tax free                 1,207     1,229          1,215  1,092
1,117
 Commercial               28,725    21,512        16,958  15,048
13,080
 Mortgage                 46,728    42,919        39,874  37,006
34,260
 Consumer                 16,329    11,888     10,819     11,169
10,685
 Credit card                    248        79          0          0
       0
   Total loans               97,662    81,740     72,576     67,871
                                                               62,701

INVESTMENT SECURITIES
 U.S. Government          7,378     7,891         10,385  10,273
11,031
 U.S. Government
  agencies                9,815     8,173          9,201  7,257
6,086
 State & municipal        8,488     8,148          8,451  7,069
5,967
 Other                        1,162     1,106      1,148      1,110
     886
   Total investment
    securities               26,843    25,318     29,185     25,709
                                                               23,970

OTHER SHORT-TERM INVESTMENTS
 Interest-bearing
  deposits                1,006     0          0          0       0
 Federal funds sold       1,328     3,196          1,031  2,668
2,643
 Certificates
  of deposit                     72       198          0         19
     144
   Total other
    short-term
    investments               2,406     3,394      1,031      2,687
                                                                2,787
TOTAL EARNING
 ASSETS                     126,911   110,452    102,792     96,267
  89,458

TOTAL ASSETS              $ 135,648 $ 118,388  $ 109,552  $ 102,761
$ 95,231

 Percent increase       14.6%               8.1%       6.6%7.9% 4.2%

DEPOSITS
 Demand                   $  13,833 $  12,991  $  12,052  $  10,406
$  8,778
 Interest-bearing
  demand                  25,048    27,232        25,746  23,553
19,091
 Savings                  24,200    24,425        21,780  17,090
12,807
 Time                        53,350    37,526     35,998     39,629
  43,373
   Total deposits           116,431   102,174     95,576     90,678
                                                               84,049

OTHER BORROWINGS
 Federal funds
  purchased               715       77               521        288
     0
 Liabilities for
  borrowed money              2,345     2,304        728          0
       0

TOTAL INTEREST-BEARING
  LIABILITIES               105,658    91,564     84,773     80,560
  75,271

- - -56-
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES (CONTINUED)

                              1995     1994    1993     1992   1991

AVERAGE RATES EARNED
                               %        %       %       %      %
Loans
  Commercial                     10.1    9.0    8.4     8.7      10.3
  Mortgage                      7.9      7.6    8.0     9.1      10.3
  Consumer                      9.6      10.0   11.6    11.9     12.5
  Tax free                      8.8      9.5    7.8     9.2      12.5
  Personal credit lines         10.5     8.8    8.2     8.7      10.8
  Credit card                    9.0      6.5    0.0     0.0      0.0
      Total                      9.0      8.4    8.7     9.4     10.7


Investment Securities
  U.S. Government               5.7      5.6    6.7     7.8      8.0
  U.S. Government agencies      6.8      6.3    6.4     7.6      8.9
  State & municipal                      9.5    9.5     9.6      10.4
  10.8
  Other                          5.4      4.5    5.2     4.3      3.2
      Total                      7.3      7.1    7.4     8.4      8.9

Other Short-Term Investments
  Interest-bearing deposits     6.0      0.0    0.0     0.0      0.0
  Federal funds sold            6.0      4.0    2.9     3.3      5.8
  Certificates of deposit       4.6      4.0    0.0     4.0      9.9

Total earning assets            8.6      7.8    8.2     9.0      10.1

AVERAGE RATES PAID
  Time & savings deposits       4.2      3.5    3.7     4.7      6.2
  Federal funds purchased       6.1      4.4    3.3     4.0      0.0
  Liabilities for borrowed
   money                        6.3      6.3    6.6     0.0      0.0

















- - -57-

Item 9.   Disagreements on Accounting and Financial Disclosures.

          Not applicable.























































- - -58-

PART III
          The information required by Items 10, 11, 12 and 13 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 1996 Annual Meeting of shareholders filed pursuant to Regulation 14A.
















































- - -59-

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.
          Financial Statement Schedules and Exhibits
          (1)  Financial statements.  See Item 8 of this report
               for the index to financial statements.
          (2)  Financial statement schedules.  Not applicable.
          (3)  Exhibits.
       Exhibit Numbers
          (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable.
          (3)  (a)       Articles of incorporation.  Incorporated by

                    reference to Exhibit 3.1 to the Registrant's
                    Registration Statement on Form S-4,
                    Registration No. 33-18888.
               (b)       By-laws.  Incorporated by reference to
Exhibit
                    3.2 to the Registrant's Registration Statement on Form S-4, Registration No. 33-18888.
          (4) Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant's common stock are contained in:
               (i)       Articles of Incorporation of Orrstown
Financial
                    Services, Inc., filed as Exhibit 3.1 to
                    Registrant's Registration Statement on Form S-4 (Registration No. 33-18888).
               (ii) By-laws of Orrstown Financial Services, Inc.,
                    filed as Exhibit 3.2 to the Registrant's
                    Registration Statement on Form S-4
                    (Registration No. 33-18888).
- - -60-

               (iii) Amendment to by-laws of Orrstown Financial
                     Services, Inc. - filed herewith
          (9)  Voting trust agreement.  Not applicable.
          (10) Material contracts.  None.
          (11) Statement re:  computation of per share earnings.
               Not applicable.
          (12) Statements re: computation of ratios. Not applicable.
          (13) Annual report to security holders. Form 10-Q or quarterly report to security holders. Not applicable.
          (16) Letter re: change in certifying accountant. Not applicable.
          (18) Letter re: change in accounting principles. Not applicable.
          (21) Subsidiaries of the registrant.  Filed herewith.
          (22) Published report regarding matters submitted to vote of security holders. Not applicable.
          (23) Consents of experts and counsel.  Not applicable.
          (24) Power of attorney.  Not applicable.
          (27) Financial data schedule.  Filed herewith.
          (28) Information from reports furnished to state insurance regulatory authorities. Not applicable.
          (99) Additional exhibits.  Not applicable.
      (b) Reports on Form 8-K.  None.





- - -61-

SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ORRSTOWN FINANCIAL SERVICES, INC.
                                          (Registrant)

                                 By
                                    Kenneth R. Shoemaker, President
Dated:  March _____, 1996          (Duly authorized officer)

                                 By ______________________________
                                    Robert B. Russell, Controller
                                    (Principal Financial Officer)

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                   Title             Date

                             President and Chief   March     , 1996
Kenneth R. Shoemaker         Executive Officer
                             and Director

                             Secretary and         March     , 1996
Richard M. Diffenbaugh       Director

                             Director              March     , 1996
Robert T. Henry

                             Assistant Secretary   March     , 1996
William O. Hykes             and Director

                             Vice Chairman of the  March     , 1996
Joel R. Zullinger                                  Board and Director

                                                   Chairman of
Executive March     , 1996
Jeffrey W. Coy               Committee and
                             Director

                                                   Director
                             March     , 1996
Ned R. Fogelsonger

                                                   Chairman of the
                             March     , 1996
Galen L. Myers                                     Board and Director

                                                   Director
                             March     , 1996
Frank S. Heberlig

                                                   Director
                             March     , 1996
Raymond I. Pugh

- - -62-

Exhibit Index



Exhibit No.                             Sequentially numbered pages

    21    Subsidiaries of the Registrant                  64



















































- - -63-


                                                     EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT



1. Orrstown Bank, Orrstown, Pennsylvania; a state-chartered bank organized under the Pennsylvania Banking Code of 1965.