Form 10-Q
period 1996-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 1996-05-15
CIK 826154

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996
Commission file number:  33-18888

                   ORRSTOWN FINANCIAL SERVICES, INC.
         (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                          23-2530374
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

77 East King Street
P. O. Box 250, Shippensburg, Pennsylvania                17257
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (717) 532-6114

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Outstanding at April 30, 1996
(Common stock, no par value)                   976,863

Page 1 of 13 pages












ORRSTOWN FINANCIAL SERVICES, INC.

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - March 31, 1996
     and December 31, 1995                                           3
   Condensed consolidated statements of income - Three months
     ended March 31, 1996 and 1995                                   4
   Condensed consolidated statements of cash flows - Three months
     ended March 31, 1996 and 1995                                   5
   Notes to condensed consolidated financial statements              6 and
7

   Management's discussion and analysis of financial condition
     and results of operations                                       8 - 11

PART II - OTHER INFORMATION                                          12

   Signatures                                                        13





















Page 2 of 13 pages























PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                 March 31,  December 31,
                                                   1996        1995 *
     ASSETS                                     (Unaudited)

                                                      (000 Omitted)
Cash and due from banks                                   $   4,975   $
4,330
Interest-bearing deposits with banks                        1,568     1,289
Federal funds sold                                        4,781       2,317
Securities available for sale                             29,574
30,694
Federal Home Loan Bank, Federal Reserve and
 Atlantic Central Bankers Bank Stock, at cost
 which approximates market value                          934         869
Loans                                                     103,570
102,857
Allowance for loan losses                                 (    1,475) (
1,433)
          Net loans                                       102,095
101,424
Bank premises and equipment, net                          3,198       3,042
Other assets                                                  2,653
2,033

     Total assets                                         $ 149,778   $
145,998

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Noninterest-bearing                                  $  14,884   $
13,962
     Interest-bearing                                       116,339
113,368
          Total deposits                                  131,223
127,330
Federal funds purchased and other borrowed money          2,340       2,345
Other liabilities                                             1,734
1,690
          Total liabilities                                 135,297
131,365

STOCKHOLDERS' EQUITY
   Common stock, no par value - $ .2083 stated
     value per share at March 31, 1996 and
     December 31, 1995 2,000,000 shares authorized
     with 976,863 and 930,891 shares issued at
     March 31, 1996 and December 31, 1995                 204         204
   Additional paid-in capital                             10,625
10,625
   Retained earnings                                      3,600       3,232
   Unrealized holding gain, net of tax
     $ 27 and $ 295 at March 31, 1996 and
     December 31, 1995, respectively                             52
 572
          Total stockholders' equity                         14,481
14,633
          Total liabilities and stockholders'
            equity                                        $ 149,778   $
145,998

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 13 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1996 and 1995
(UNAUDITED)


                                                    1996        1995
                                                 (Unaudited) (Unaudited)
                                                      (000 Omitted)
Interest Income
 Interest and fees on loans                                 $    2,366
$   2,055
 Interest on federal funds sold                                     43
 5
 Interest and dividends on investment securities                   476
360
 Interest income on deposits with banks                             21
       10
     Total interest income                                       2,906
    2,430

Interest Expense
 Interest on deposits                                         1,223   915
 Interest on borrowed money                                         37
      53
     Total interest expense                                      1,260
     968

     Net interest income                                          1,646
   1,462

Provision for loan losses                                           60
      30

Net interest income after provision for loan
 losses                                                          1,586
   1,432

Other Income
 Service charges on deposits                                      99  88
 Other service charges                                             35 43
 Other                                                             122
      57
     Total other income                                            256
     188

Other Expenses
 Salaries and employee benefits                             600
 532
 Net occupancy and equipment expense                              147 144
 Other operating expense                                           354
     334
     Total other expense                                         1,101
  1,010

     Income before income taxes                             741
 610

Income tax expense                                                207
176

     Net income                                             $     534 $
434

Weighted average number of shares outstanding               976,863
954,192

Net income per share                                      $      .55  $
 .46

Cash dividends declared per share                         $      .17  $
 .15

 The accompanying notes are an integral part of these condensed financial statements.
Page 4 of 13 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1996 and 1995
(UNAUDITED)
                                                1996          1995
                                             (Unaudited)   (Unaudited)
                                                  (000 Omitted)
Cash flows from operating activities:
 Net income                                             $    534    $
  434
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                         62         58
   Provision for loan losses                            60          30
   Other, net                                           (      327)
   86
Net cash provided by operating activities                    329
  608

Cash flows from investing activities:
 Net (increase) in interest bearing
  deposits with banks                                      (      279)
(     908)
 Purchase of available for sale securities              (       39) (
2,084)
 Sales of available for sale securities                 0
2,273
 Maturities of available for sale securities              372
1,218
 Purchases of FHLB stock                                (      65)  (
   61)
 Net (increase) in loans                                (     713)  (
3,313)
 Purchases of bank premises and equipment -
    Net                                                 (     218)  (
  159)
Net cash provided (used) by investing
 activities                                             (     942)  (
3,034)

Cash flows from financing activities:
 Net increase in deposits                               3,893
5,967
 Payments on debt                                       (       5)  (
  649)
 Cash dividends paid                                    (     166)  (
  140)
Net cash provided (used) by financing
 activities                                               3,722
5,178

Net increase in cash and cash equivalents               3,109
2,752

Cash and cash equivalents, beginning balance              6,647
4,593

Cash and cash equivalents, ending balance               $ 9,756     $
7,345

Supplemental disclosure of cash flows information:
 Cash paid during the period for:
   Interest                                             $ 1,214     $
926
   Income taxes                                          21         169

Supplemental schedule of noncash investing and financing activities:
 Unrealized gain (loss) on investments available for
   sale (net of deferred taxes of $ (27) and $ 7
   at March 31, 1996 and 1995, respectively)             52         (
  13)
 Other real estate acquired in settlement of loans      93          0


The accompanying notes are an integral part of these condensed financial statements.
Page 5 of 13 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996
(UNAUDITED)
Note 1. Basis of Presentation

        The financial information presented at and for the three months ended March 31, 1996 and 1995 is unaudited. Information presented at December 31, 1995 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Page 6 of 13 pages

Note 6. Earnings Per Share of Common Stock

        Earnings per share of common stock were computed based on an average of 976,863 and 954,192 shares at March 31, 1996 and 1995, respectively.

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

        Management has classified all investments securities as "available for sale". Fair market value exceeded amortized cost of debt securities by $ 79,000 and $ 867,000 at March 31, 1996 and December 31, 1995, respectively. This resulted in an increase in stockholders' equity of $ 52,000 and $ 572,000 at March 31, 1996 and December 31, 1995,
        respectively after recognizing the tax effects of the unrealized gains.
















        Page 7 of 13 pages

ORRSTOWN FINANCIAL SERVICES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Net after tax income for the first quarter of 1996 was $534,000 compared to $434,000 for the same period in 1995 representing an increase of $100,000 or 23.0%. Net income on an adjusted per share basis for the first three months was $ .55 up $ .09 from the $ .46 per share realized during the quarter ended March 31, 1995.

RESULTS OF OPERATIONS

First Quarter 1996 vs. First Quarter 1995

       Interest income for the first quarter of 1996 was $ 2,906,000 compared to $ 2,430,000 as of March 31, 1995, for an increase of $ 476,000. The increase is due primarily to an increase in interest on loans in response to rising interest rates and higher loan volumes. Net loans at March 31, 1996 stood at $ 102,095,000 compared to $ 101,424,000 as of December 31, 1995.

       Interest expense for the current quarter was $ 1,260,000, an increase of $ 292,000 over the $ 968,000 for the same period of the prior year. Deposit volumes increased since the first of the year with significant increases in time deposits as interest rates rise. Average rates have increased over those paid in the first quarter 1995 resulting in higher interest expense.

       Net interest income for the first quarter of 1996 totaled
$ 1,646,000, up $ 184,000 from the first quarter of 1995. Management continuously monitors liquidity and interest rate risk through its ALCO reporting and reprices products in order to maintain desired net interest margins.

OTHER INCOME

First Quarter 1996 vs. First Quarter 1995

       Noninterest income increased from $ 188,000 in 1995 to $ 256,000 in 1996. The most significant impact was a $ 50,000 increase in trust fees. A decrease of $ 17,000 in net securities losses also contributed to the increase.

OTHER EXPENSES

First Quarter 1996 vs. First Quarter 1995

       Other expenses totaled $ 1,101,000 as of March 31, 1996, an increase of $ 91,000 over the $ 1,010,000 recorded for March 31, 1995. Employee related expenses were up 12.8% over the first quarter 1995, consistent with the prior year. A $ 58,000 drop in FDIC insurance was offset by increases in other operating expenses.



Page 8 of 13 pages

INCOME TAXES

       The effective income tax rate remained constant at 28% compared to the same period for 1995.

FINANCIAL CONDITION

       Total assets at March 31, 1996 were $ 149,778,000 a 2.6% increase over December 31, 1995. Net loans at March 31, 1996 totaled $ 102,095,000, an increase of $ 671,000 over the $ 101,424,000 level at December 31, 1995.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

       The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):

                                           Quarter Ended
                                              March 31
                                          1996        1995

       Balance, beginning of
         period                                $ 1,433     $ 1,200
       Recoveries                              4           5
       Provision for loan loss
         charged to income                          60          30
               Total                           1,497       1,235
       Losses                                       22           3
       Balance, end of period                  $ 1,475     $ 1,232

       In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.

       Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at March 31 (in thousands):

                                  90 Days or More
                                      Past Due       Nonaccrual Status
                                  1996       1995    1996        1995

       Real estate mortgages          $  65      $  214 $ 58     $ 47
       Installment loans              93         71     34          11
       Demand and time loans          0           0     16
0
       Credit card                        8         20     2        0
               Total                  $ 166      $ 305  $110     $ 58

       There were no restructured loans for any of the time periods set forth above.

       Total deposits increased to $ 131,223,000 at March 31, 1996 compared to $ 127,330,000 at December 31, 1995. Significant increases occurred in time deposits, as interest rates rose during the first quarter.



Page 9 of 13 pages

       Total equity at March 31, 1996 was $ 14,481,000 representing 9.7% of total assets. This is a $ 152,000 decrease from the company's capital position at December 31, 1995. A $ 520,000 decrease in unrealized holding gains was partially offset by net income.

       A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at March 31, 1996 is as follows:

                               Orrstown Financial   Regulatory Minimum
                                   Services            Requirements

Leverage ratio                        9.7%                  4%

Risk based capital ratios:
   Tier I (core capital)              13.65%                4%
   Combined tier I and tier II
    (core capital plus allowance
    for loan losses)                  15.05%                8%

BALANCE SHEET ANALYSIS

       The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one-day fluctuations, an analysis of changes in average balances is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS

                                                    Three Months Ended
  ASSETS                                    1996      March 31, 1995
Securities available for sale:
  Taxable interest income                         $  18,027      $
15,649
  Nontaxable interest income                         11,326
7,120
          Total available for sale
           securities                             29,353         22,769

Other investments                                 1,206          1,097
Loans (net of unearned discounts)                 102,867        92,479
Other short-term investments                          3,253
566
          Total interest earning assets           136,679        116,911

Allowance for loan losses                         (    1,462)    (
1,214)
Cash and due from banks                           5,791          4,674
Bank premises and equipment                       3,125          2,640
Other assets                                          2,897
806
          Total assets                            $ 147,030      $
123,817

  LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing demand deposits                  $  25,756      $
24,677
Savings deposits                                  26,065         23,306
Time deposits                                     62,224         45,892
Short-term borrowings                               0            1,079
Long-term borrowings                                  2,342
2,346
          Total interest bearing
           liabilities                            116,387        97,300

Page 10 of 13 pages

AVERAGE BALANCE SHEETS

                                                    Three Months Ended
                                           1996       March 31, 1995

Demand deposits                                   $  14,156      $
12,731
Other liabilities                                     1,577
1,203
Total liabilities                                 132,120        111,234
Stockholders' equity                                 14,910
12,583

          Total liabilities and
           stockholders' equity                   $ 147,030      $
123,817













































Page 11 of 13 pages
















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



























Page 12 of 13 pages

SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        /s/
                                        (Kenneth R. Shoemaker,
                                         President) Duly Authorized
                                         Officer)




Date                                    /s/
                                        (Robert B. Russell,
                                         Controller) (Principal
                                         Financial Officer)






























Page 13 of 13 pages