Form 10-Q
period 1996-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 1996-08-15
CIK 826154

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996
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

             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Outstanding at July 31, 1996
(Common stock, no par value)                   976,863

Page 1 of 14 pages












ORRSTOWN FINANCIAL SERVICES, INC.

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - June 30, 1996
     and December 31, 1995                                           3
   Condensed consolidated statements of income - Three months
     ended June 30, 1996 and 1995                                    4
   Condensed consolidated statements of income - Six months
     ended June 30, 1996 and 1995                                    5
   Condensed consolidated statements of cash flows - Six months
     ended June 30, 1996 and 1995                                    6
   Notes to condensed consolidated financial statements              7 and
8

   Management's discussion and analysis of financial condition
     and results of operations                                       9 - 12

PART II - OTHER INFORMATION                                          13

   Signatures                                                        14



















Page 2 of 14 pages























PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                 June 30,   December 31,
                                                   1996        1995 *
     ASSETS                                     (Unaudited)

                                                      (000 Omitted)
Cash and due from banks                                   $   5,934   $
4,330
Interest-bearing deposits with banks                        1,631     1,289
Federal funds sold                                        7,627       2,317
Securities available for sale                             27,801
30,694
Federal Home Loan Bank, Federal Reserve and
 Atlantic Central Bankers Bank Stock, at cost
 which approximates market value                          934         869
Loans                                                     106,767
102,857
Allowance for loan losses                                 (    1,519) (
1,433)
          Net loans                                       105,248
101,424
Bank premises and equipment, net                          3,445       3,042
Other assets                                                  2,329
2,033

     Total assets                                         $ 154,949   $
145,998

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Noninterest-bearing                                  $  16,358   $
13,962
     Interest-bearing                                       119,815
113,368
          Total deposits                                  136,173
127,330
Federal funds purchased and other borrowed money          2,340       2,345
Other liabilities                                             1,685
1,690
          Total liabilities                                 140,198
131,365

STOCKHOLDERS' EQUITY
   Common stock, no par value - $ .2083 stated
     value per share at June 30, 1996 and
     December 31, 1995 2,000,000 shares authorized
     with 976,863 shares issued at June 30, 1996
     and December 31, 1995                                204         204
   Additional paid-in capital                             10,625
10,625
   Retained earnings                                      3,972       3,232
   Unrealized holding gain (loss), net of tax
     $ 26 and $ 295 at June 30, 1996 and
     December 31, 1995, respectively                      (       50)
 572
          Total stockholders' equity                         14,751
14,633
          Total liabilities and stockholders'
            equity                                        $ 154,949   $
145,998

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 14 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 1996 and 1995
(UNAUDITED)


                                                    1996        1995
                                                 (Unaudited) (Unaudited)
                                                      (000 Omitted)
Interest Income
 Interest and fees on loans                                $    2,403  $
2,255
 Interest on federal funds sold                                   112  27
 Interest and dividends on investment securities                 452   358
 Interest income on deposits with banks                            27
   21
 Total interest income                                          2,994
2,661

Interest Expense
 Interest on deposits                                      1,249
1,052
 Interest on borrowed money                                        37
   37
     Total interest expense                                     1,286
1,089

     Net interest income                                         1,708
1,572

Provision for loan losses                                          60
   30

Net interest income after provision for loan
 losses                                                         1,648
1,542

Other Income
 Service charges on deposits                                     106   95
 Other service charges                                            74   53
 Other                                                            121
   86
     Total other income                                           301
  234

Other Expenses
 Salaries and employee benefits                            675         581
 Net occupancy and equipment expense                             145   121
 Other operating expense                                          364
  380
     Total other expense                                        1,184
1,082

     Income before income taxes                            765         694

Income tax expense                                                227
  217

     Net income                                            $      538  $
  477

Weighted average number of shares outstanding              976,863
976,863

Net income per share                                    $      .55  $
 .49

Cash dividends declared per share                       $      .17  $
 .14

 The accompanying notes are an integral part of these condensed financial statements.
Page 4 of 14 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 1996 and 1995
(UNAUDITED)


                                                  1996           1995
                                              (Unaudited)    (Unaudited)
                                                    (000 Omitted)
 Interest Income
    Interest and fees on loans                         $  4,769        $
4,310
    Interest on federal funds sold                            155      32
    Interest and dividends on investment
     securities                                              928       718
    Interest income on deposits with banks                   48
  31
     Total interest income                                5,900
5,091

Interest Expense
    Interest on deposits                                        2,472
1,967
    Interest on borrowed money                               74
  90
     Total interest expense                               2,546
2,057

     Net interest income                                  3,354
3,034

Provision for loan losses                                   120
  60

Net interest income after provision for
  loan losses                                             3,234
2,974

Other Income
    Service charges on deposits                        205             183
    Other service charges                              109             96
    Other                                                   243
 143
     Total other income                                     557
 422

Other Expenses
    Salaries and employee benefits                        1,275
1,113
    Net occupancy and equipment expense                292             265
    Other operating expense                                 718
 714
     Total other expense                                  2,285
2,092

     Income before income taxes                        1,506
1,304

Income tax expense                                          434
 393

     Net income                                        $  1,072        $
 911

Weighted average number of shares outstanding          976,803
976,863

Net income per share                                $   1.10           $
 .93

Cash dividends declared per share                    $    .34       $
 .29

The accompanying notes are an integral part of these condensed financial statements.
Page 5 of 14 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1996 and 1995
(UNAUDITED)
                                                1996          1995
                                             (Unaudited)   (Unaudited)
                                                  (000 Omitted)
Cash flows from operating activities:
 Net income                                          $  1,072      $
911
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     125           116
   Provision for loan losses                         120           60
   Other, net                                              20      (
 207)
Net cash provided by operating activities               1,337
880

Cash flows from investing activities:
 Net (increase) in interest bearing
  deposits with banks                                   (     342) (
 420)
 Purchase of investment securities                   (   1,576)    (
2,943)
 Maturities of investment securities                 1,130         2,346
 Sales of investment securities                      2,396         2,273
 Purchases of FHLB stock                             (      65)    (
  61)
 Net (increase) in loans                             (   3,944)    (
7,104)
 Purchases of bank premises and equipment -
    Net                                              (     528)    (
 184)
Net cash (used) by investing activities              (   2,929)    (
6,093)

Cash flows from financing activities:
 Net increase in deposits                                       8,843
7,043
 Cash dividends paid                                 (     332)    (
 287)
 Cash paid in lieu of fractional dividends           0             (
  15)
 Payments on debt                                    (       5)    (
 649)
Net cash provided by financing activities               8,506
6,092

Net increase in cash and cash equivalents            6,914         879

Cash and cash equivalents, beginning balance            6,647
4,593

Cash and cash equivalents, ending balance            $ 13,561      $
5,472

Supplemental disclosure of cash flows information:
 Cash paid during the period for:
   Interest                                          $  2,462      $
1,933
   Income taxes                                      413           330

Supplemental schedule of noncash investing and financing activities:
 Unrealized gain (loss) on investments available for
   sale (net of deferred taxes of $ 321 and $ 75
   at June 30, 1996 and 1995, respectively)          (     622)    146
 5% stock dividend issued June 30, 1995              0             1,242

The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 14 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)
Note 1. Basis of Presentation

        The financial information presented at and for the three months ended and six months ended June 30, 1996 and 1995 is unaudited. Information presented at December 31, 1995 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Page 7 of 14 pages

Note 6. Changes in Common Stock

        Earnings per share of common stock for the period ended
        June 30, 1995 were computed based on an average of 976,863 shares after giving retroactive recognition to the 5% stock dividend, issued July 25, 1995.

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

        Management has classified all investments securities as "available for sale". At June 30, 1996 amortized cost exceeded fair market value by $ 76,000. This resulted in a decrease in stockholders' equity of $ 50,000 after recognizing the tax effects of the unrealized losses. At December 31, 1995, fair market value exceeded amortized cost by $ 867,000 resulting in an increase in stockholders' equity of $ 572,000 after recognizing the tax effects of the unrealized gains.














Page 8 of 14 pages

ORRSTOWN FINANCIAL SERVICES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Net after tax income for the first six months of 1996 was $1,072,000 compared to $911,000 for the same period in 1995 representing an increase of $161,000 or 17.8%. Net income on an adjusted per share basis for the first six months was $ 1.10 up $ .17 from the $ .93 per share realized during the six months ended June 30, 1995.

RESULTS OF OPERATIONS

Second Quarter 1996 vs. Second Quarter 1995

       Interest income for the second quarter of 1996 was $ 2,994,000 compared to $ 2,661,000 as of June 30, 1995, for an increase of $ 333,000. The increase is due primarily to an increase in loan volumes.

       Interest expense for the current quarter was $ 1,286,000, an increase of $ 197,000 over the $ 1,089,000 for the same period of the prior year. Interest bearing deposits, which have increased significantly from June 30, 1995 plus a slight increase in average rates paid over those paid in 1995 have resulted in higher interest expense for the second quarter.

       Net interest income for the second quarter of 1996 totaled
$ 1,708,000, up $ 136,000 from the second quarter of 1995.

Six Months 1996 vs. Six Months 1995

       For the six months ended June 30, 1996, interest income was $ 5,900,000, an increase of $ 809,000 over the $ 5,091,000 of the six months ended June 30, 1995. The increase is largely due to an increase in loan volumes. Gross loans at June 30, 1996 stood at $ 106,767,000 compared to $ 102,857,000 as of December 31, 1995.

       Interest expense for the first six months of 1996 was $ 2,546,000 compared to $ 2,057,000 for the same period in 1995 representing a 23.8% increase. The corporation realized growth in all deposit categories through June 30, 1996. However, the most significant increases occurred in time deposits which have increased 24% over the past twelve months. This trend has resulted in a higher average cost of funds and a lower net interest margin compared to the first six months of 1995.

       Net interest income for the first half of 1996 totaled
$ 3,354,000, up $ 320,000 from the first half of 1995. Management continuously monitors liquidity and interest rate risk through its ALCO reporting and reprices products in order to maintain desired net interest margins.




Page 9 of 14 pages

OTHER INCOME

Second Quarter 1996 vs. Second Quarter 1995

       Noninterest income increased from $ 234,000 in 1995 to $ 301,000 in 1996. The increase was primarily due to increases in trust department fees.

Six Months 1996 vs. Six Months 1995

       Noninterest income for the first six months of 1996 was $ 557,000 compared to $ 422,000 in 1995. Service charges and trust fees were up $ 93,000. This plus an increase of $ 27,000 in net security gains over 1995 accounts for most of the increase in noninterest income.

OTHER EXPENSES

Second Quarter 1996 vs. Second Quarter 1995

       Other operating expenses totaled $ 1,184,000 as of June 30, 1996, an increase of $ 102,000 over the $ 1,082,000 recorded for June 30, 1995. Employee related expenses were up 16.2% over the second quarter 1995, consistent with the prior year. Net occupancy increased $ 24,000 primarily due to increases in depreciation expense and equipment maintenance. Other expenses decreased 4.2% over the prior year.

Six Months 1996 vs. Six Months 1995

       Other operating expenses for the first six months of 1996 reflect a $ 193,000 increase over the same period in 1995. Employee related expenses increased 15% as a result of normal salary increases and the addition of staff to accommodate branch expansions. Net occupancy increased $ 27,000 largely due to increases in depreciation expense and equipment maintenance as corporate facilities are expanded.

INCOME TAXES

       The effective income tax rate for the second quarter 1996 decreased 1.3% compared to the same period for 1995. This is due to an increase in tax free municipal securities and tax free loan income.

FINANCIAL CONDITION

       Total assets at June 30, 1996 were $ 154,949,000 a 6.1%
increase over December 31, 1995. Gross loans at June 30, 1996 totaled $ 106,767,000, an increase of $ 3,910,000 over the $ 102,857,000 level at December 31, 1995.







Page 10 of 14 pages

PROVISION AND ALLOWANCE FOR LOAN LOSSES

       The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):

                                 Quarter Ended        Six Months Ended
                                    June 30               June 30
                                 1996     1995        1996      1995

       Balance, beginning of
         period                       $ 1,475  $ 1,232     $ 1,433  $
1,200
       Recoveries                     7        1           11       6
       Provision for loan loss
         charged to income                 60       30         120
 60
               Total                  1,542    1,263       1,564
1,266
       Losses                              23        2          45
  5
       Balance, end of period         $ 1,519  $ 1,261     $ 1,519  $
1,261

       In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.

       Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30 (in thousands):

                                  90 Days or More
                                      Past Due       Nonaccrual Status
                                  1996       1995    1996        1995

       Real estate mortgages          $ 39       $ 323  $  0     $ 22
       Installment loans              33         57     32          27
       Demand and time loans          0          0      16          0
       Credit card                       8          26      0
0
               Total                  $ 80       $ 406  $ 48     $ 49

       There were no restructured loans for any of the time periods set forth above.

       Total deposits increased to $ 136,173,000 at June 30, 1996 compared to $ 127,330,000 at December 31, 1995. Increases occurred primarily in time deposits, as interest rates rose slightly during the first half of 1996.

       Total equity at June 30, 1996 was $ 14,751,000 representing 9.5% of total assets. This is a $ 118,000 increase from the company's capital position at December 31, 1995. This is the result of a $ 740,000 increase in retain earnings offset by an unrealized loss of $ 622,000 on securities available for sale at June 30, 1996.

       A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at June 30, 1996 is as follows:






Page 11 of 14 pages

                               Orrstown Financial   Regulatory Minimum
                                   Services            Requirements

Leverage ratio                        9.6%                  4%

Risk based capital ratios:
   Tier I (core capital)              13.59%                4%
   Combined tier I and tier II
    (core capital plus allowance
    for loan losses)                  14.98%                8%

BALANCE SHEET ANALYSIS

       The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one-day fluctuations, an analysis of changes in average balances is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
Six Months Ended June 30
(000 Omitted)
  ASSETS                                   1996            1995
Securities available for sale:
  Taxable interest income                         $  18,744      $
15,339
  Nontaxable interest income                         10,263
6,922
          Total available for sale
           securities                             29,007         22,261

Other investments                                 1,106          1,129
Loans (net of unearned discounts)                 103,830        94,512
Other short-term investments                         5,875
1,039
          Total interest earning assets           139,818        118,941

Allowance for loan losses                         (    1,479)    (
1,230)
Cash and due from banks                           6,216          5,097
Bank premises and equipment                       3,222          2,617
Other assets                                          2,194
1,291
          Total assets                            $ 149,971      $
126,716

  LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing demand deposits                  $  26,685      $
24,659
Savings deposits                                  26,433         23,311
Time deposits                                     63,097         48,590
Short-term borrowings                             0              536
Long-term borrowings                                  2,341
2,346
          Total interest bearing
           liabilities                            118,556        99,442

Demand deposits                                   14,960         13,075
Other liabilities                                     1,617
1,265
Total liabilities                                 135,133        113,782
Stockholders' equity                                 14,838
12,934
          Total liabilities and
           stockholders' equity                   $ 149,971      $
126,716


Page 12 of 14 pages















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



























Page 13 of 14 pages

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






























Page 14 of 14 pages