Form 10-Q
period 1996-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 1996-11-26
CIK 826154

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September  30, 1996
Commission file number:33-18888


                   ORRSTOWN FINANCIAL SERVICES, INC.
       (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                           23-2530374
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

77 East King Street
P. O. Box 250, Shippensburg, Pennsylvania                 17257
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (717) 532-6114


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

      Class                            Outstanding at October 29, 1996

(Common stock, no par value)                     976,863

Page 1 of 15 pages













ORRSTOWN FINANCIAL SERVICES, INC.

INDEX



                                                                  Page

PART I - FINANCIAL INFORMATION

   Condensed consolidated balance sheets - September  30, 1996
     and December 31, 1995                                           3
   Condensed consolidated statements of income - Three months
     ended September 30, 1996 and 1995                               4
   Condensed consolidated statements of income - Nine months
     ended September 30, 1996 and 1995                               5
   Condensed consolidated statements of cash flows - Nine months
     ended September 30, 1996 and 1995                               6 and
7
   Notes to condensed consolidated financial statements              8 and
9

   Management's discussion and analysis of financial condition
     and results of operations                                       10 -
13

PART II - OTHER INFORMATION                                          14

   Signatures                                                        15



















Page 2 of 15 pages
























PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                      September 30,         December 31,
                                          1996                 1995  *
     ASSETS                           (Unaudited)
                                              (000 Omitted)
Cash and due from banks                          $   6,079            $
4,330
Interest-bearing deposits with banks             301                  1,289
Federal funds sold                               5,903                2,317
Securities available for sale                    30,382
30,694
Federal Home Loan Bank, Federal Reserve
 and Atlantic Central Bankers Bank
 Stock, at cost which approximates
 market value                                    934                  869
Loans                                            107,295
102,857
Allowance for loan losses                        (    1,573)          (
 1,433)
          Net loans                              105,722
101,424
Bank premises and equipment, net                 3,766                3,042
Other assets                                         2,244
2,033
     Total assets                                $ 155,331            $
145,998

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Noninterest-bearing                         $  16,692            $
13,962
     Interest-bearing                              119,152
113,368
          Total deposits                         135,844
127,330
Federal funds purchased and other
 borrowed money                                  2,340                2,345
Other liabilities                                    1,915
1,690
          Total liabilities                        140,099
131,365

STOCKHOLDERS' EQUITY
   Common stock, no par value - $ .2083
    stated value per share at September 30,
    1996 and December 31, 1995, 2,000,000
    shares authorized with 976,863 shares
    issued at September 30, 1996 and
    December 31, 1995                            204                  204
   Additional paid-in capital                    10,625
10,625
   Retained earnings                             4,403                3,232
   Unrealized holding gain (loss), net of
    tax $ 0 and $ 295 at September 30, 1996
    and December 31, 1995, respectively                  0
 572
          Total stockholders' equity                15,232
14,633

          Total liabilities and
           stockholders' equity                  $ 155,331            $
145,998

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 15 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 1996 and 1995
(UNAUDITED)
                                             1996               1995
                                          (Unaudited)        (Unaudited)
                                                 (000 Omitted)
Interest Income
 Interest and fees on loans                          $   2,450        $
2,331
 Interest on federal funds sold                      104              9
 Interest and dividends on investment
   securities                                        479              459
 Interest income on deposits with banks                     21
    9
     Total interest income                               3,054
2,808

Interest Expense
 Interest on deposits                                1,251            1,143
 Interest on borrowed money                                 46
   65
     Total interest expense                              1,297
1,208

     Net interest income                                  1,757
1,600

Provision for loan losses                                   60
   30

Net interest income after provision for
 loan losses                                             1,697
1,570

Other Income
 Service charges on deposits                         119              92
 Other service charges                               67               41
 Other                                                     132
   89
     Total other income                                    318
  222

Other Expenses
 Salaries and employee benefits                      602              524
 Net occupancy and equipment expense                 153              137
 Other operating expense                                   379
  307
     Total other expense                                 1,134
  968

     Income before income taxes                      881              824

Income tax expense                                         273
  231

     Net income                                      $     608        $
  593


Weighted average number of shares
 outstanding                                         976,863
976,863

Net income per share                             $    .62         $
 .61

Cash dividends declared per share                $    .18         $
 .15

The accompanying notes are an integral part of these condensed financial statements.

Page 4 of 15 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 1996 and 1995
(UNAUDITED)


                                                1996           1995
                                             (Unaudited)   (Unaudited)
                                                    (000 Omitted)
Interest Income
 Interest and fees on loans                            $  7,219      $
6,641
 Interest on federal funds sold                        259           41
 Interest and dividends on investment
  securities                                           1,407         1,177
 Interest income on deposits with banks                      69
40
     Total interest income                                8,954
7,899

Interest Expense
 Interest on deposits                                  3,723         3,110
 Interest on borrowed money                                 120
155
     Total interest expense                               3,843
3,265

     Net interest income                                  5,111
4,634

Provision for loan losses                                   180
90

Net interest income after provision for
 loan losses                                              4,931
4,544

Other Income
 Service charges on deposits                           324           275
 Other service charges                                 176           137
 Other                                                      375
232
     Total other income                                     875
644

Other Expenses
 Salaries and employee benefits                        1,877         1,637
 Net occupancy and equipment expense                   445           402
 Other operating expense                                  1,097
1,021
     Total other expense                                  3,419
3,060

     Income before income taxes                        2,387         2,128

Income tax expense                                          707
624

     Net income                                        $  1,680      $
1,504

Weighted average number of shares outstanding          976,863
976,863

Net income per share                               $  1.72        $  1.54


Cash dividends declared per share                  $   .52        $    .44

The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 15 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1996 and 1995
(UNAUDITED)
                                            1996            1995
                                         (Unaudited)     (Unaudited)
                                                (000 Omitted)
Cash flows from operating activities:
 Net income                                       $  1,680         $
1,504
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                185              174
     Provision for loan losses                    180              90
     Other, net                                        308         (
   30)

Net cash provided by operating activities            2,353
1,738

Cash flows from investing activities:
 Net (increase) decrease in interest
  bearing deposits with banks                     988              (
1,391)
 Purchase of investment securities                (   5,512)       (
13,342)
 Maturities of investment securities              2,560
4,423
 Sales of investment securities                   2,397
2,273
 Purchases of FHLB stock                          (      65)       (
   61)
 Net (increase) in loans                          (   4,478)       (
10,307)
 Purchases of bank premises and
  equipment - Net                                 (     909)       (
  642)
 Premium paid on purchase of branch                      0         (
  589)

Net cash (used) by investing activities           (   5,019)       (
19,636)

Cash flows from financing activities:
 Net increase in deposits                         8,514
21,312
 Cash dividends paid                              (     508)       (
  433)
 Cash paid in lieu of fractional
   dividends                                      0                (
   15)
 Payments on debt                                 (       5)       (
  649)

Net cash provided by financing activities            8,001
20,215

Net increase in cash and cash equivalents         5,335
2,317
Cash and cash equivalents, beginning
 balance                                             6,647
4,593
Cash and cash equivalents, ending balance         $ 11,982         $
6,910

Supplemental disclosure of cash flows information:
 Cash paid during the period for:
   Interest                                       $  3,713         $
3,019
   Income taxes                                   652              543





The accompanying notes are an integral part of these condensed financial statements.

Page 6 of 15 pages

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Nine Months Ended September 30, 1996 and 1995
(UNAUDITED)
                                            1996            1995
                                         (Unaudited)     (Unaudited)
                                                (000 Omitted)

Supplemental schedule of noncash investing and
 financing activities:
 Unrealized gain (loss) on investments
  available for sale (net of deferred tax
  (liability) of $ 295 and $ 91 at
  September 30, 1996 and 1995,
  respectively)                                   ($ 572)          $
153
 5% stock dividend issued July 25, 1995           0                1,242
 Other real estate acquired in settlement
  of loans                                        0                22




































The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 15 pages

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1996
(UNAUDITED)
Note 1. Basis of Presentation

        The financial information presented at and for the three months ended and nine months ended September 30, 1996 and 1995 is unaudited. Information presented at December 31, 1995 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Page 8 of 15 pages

Note 6. Changes in Common Stock

        Earnings per share of common stock for the period ended
        September 30, 1995 were computed based on an average of 976,863 shares after giving retroactive recognition to the 5% stock dividend, issued July 25, 1995.

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

        Management has classified all investments securities as "available for sale". At September 30, 1996 fair market value was the same as amortized cost. This resulted in a decrease in stockholders' equity of $ 572,000 after recognizing the tax effects of the unrealized losses. At December 31, 1995, fair market value exceeded amortized cost by $ 867,000 resulting in an increase in stockholders' equity of $ 572,000 after recognizing the tax effects of the unrealized gains.















Page 9 of 15 pages

ORRSTOWN FINANCIAL SERVICES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Net after tax income for the first nine months of 1996 was $1,680,000 compared to $1,504,000 for the same period in 1995 representing an increase of $176,000 or 11.7%. Net income on an adjusted per share basis for the first nine months was $ 1.72 up $ .18 from the $ 1.54 per share realized during the nine months ended
September 30, 1995.

RESULTS OF OPERATIONS

Third Quarter 1996 vs. Third Quarter 1995

       Interest income for the third quarter of 1996 was $ 3,054,000 compared to $ 2,808,000 as of September 30, 1995, for an increase of $ 246,000. The increase is due primarily to an increase in loan volumes.

       Interest expense for the current quarter was $ 1,297,000, an increase of $ 89,000 over the $ 1,208,000 for the same period of the prior year. Interest bearing deposits, which have increased significantly from September 30, 1995 plus a slight increase in average rates paid over those paid in 1995 have resulted in higher interest expense for the third quarter.

       Net interest income for the third quarter of 1996 totaled
$ 1,757,000, up $ 157,000 from the third quarter of 1995.

Nine Months 1996 vs. Nine Months 1995

       For the nine months ended September 30, 1996, interest income was $ 8,954,000, an increase of $ 1,055,000 over the nine months ended September 30, 1995. The increase is largely due to an increase in loan volumes. Gross loans at September 30, 1996 stood at $ 107,295,000 compared to $ 101,124,000 as of September 30, 1995.

       Interest expense for the first nine months of 1996 was $ 3,843,000 compared to $ 3,265,000 for the same period in 1995 representing a 17.7% increase. The Corporation realized 6% growth in deposits over the past twelve months. One half of this growth was concentrated in time deposits with the remaining growth occurring in statement savings and transaction accounts. This mix in growth of deposits combined with consistent rates has allowed the Corporation to maintain desired net interest margins through September 30, 1996.

       Net interest income for the first three quarters of 1996 totaled $ 5,111,000, up $ 477,000 from the first three quarters of 1995. Management continuously monitors liquidity and interest rate risk through its ALCO reporting and reprices products in order to maintain desired net interest margins.





Page 10 of 15 pages

OTHER INCOME

Third Quarter 1996 vs. Third Quarter 1995

       Noninterest income increased from $ 222,000 in 1995 to $ 318,000 in 1996. The increase was due primarily to increases in services charges and trust fees.

Nine Months 1996 vs. Nine Months 1995

       Noninterest income for the first nine months of 1996 was $ 875,000 compared to $ 644,000 in 1995. The increase resulted primarily from service charges as the volume of transaction accounts continues to grow; increases in trust fees and the realization of $ 1,000 in net security gains compared to net losses of $ 47,000 in 1995.

OTHER EXPENSES
Third Quarter 1996 vs. Third Quarter 1995

       Other expenses totaled $ 1,134,000 as of September 30, 1996, an increase of $ 166,000 from the $ 968,000 recorded for September 30, 1995. Employee related expenses were up 14.9% compared to the third quarter 1995. Net occupancy increased 11.7% while other operating expenses increased 23.4% from the prior year.

Nine Months 1996 vs. Nine Months 1995

       Other expenses for the first nine months of 1996 reflect a $ 359,000 increase over the same period in 1995. Employee related expenses increased 14.7% as a result of normal salary increases and the addition of staff to accommodate branch expansions. Net occupancy expense increased 10.7% largely due to increases in depreciation and equipment maintenance as the result of the Spring Run Branch acquisition.

INCOME TAXES

       The effective income tax rate for the third quarter 1996 increased 2.9% compared to the same period for 1995. The effective income tax rate remained constant at 29% for the nine month period ended September 30, 1996 compared to 1995.

FINANCIAL CONDITION

       Total assets at September 30, 1996 were $ 155,331,000 a 6.4% increase over December 31, 1995. Net loans at September 30, 1996 totaled $ 105,722,000, an increase of $ 4,298,000 over the $ 101,424,000 level at December 31, 1995.









Page 11 of 15 pages

PROVISION AND ALLOWANCE FOR LOAN LOSSES

       The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):

                                Quarter Ended       Nine Months Ended
                                 September 30         September 30
                                1996       1995     1996       1995
       Balance, beginning of
         period                     $ 1,519     $ 1,261  $ 1,433    $
1,200
       Recoveries                   3           0        14         6
       Provision for loan loss
         charged to income               60          30      180
 90
               Total                1,582       1,291    1,627
1,296
       Losses                             9          17       54
 22
       Balance, end of period       $ 1,573     $ 1,274  $ 1,573    $
1,274

       In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.

       Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30 (in thousands):

                                    90 Days or More
                                        Past Due        Nonaccrual Status
                                     1996     1995        1996     1995

            Real estate mortgages                    $ 18       $ 381     $  0$   0
               Installment loans                        63         96        06
               Demand and time loans                    0          0         161
            Credit card                                14          10        0   0
                     Total                           $ 95       $ 487     $ 16$  7

       There were no restructured loans for any of the time periods set forth above.

       Total deposits increased to $ 135,844,000 at September 30,
1996 compared to $ 127,330,000 at December 31, 1995. Increases were largely in time deposits, statement savings and transaction accounts as mentioned earlier.

       Total equity at September 30, 1996 was $ 15,232,000 representing 9.8% of total assets. This is a $ 599,000 increase from the company's capital position at December 31, 1995. This is the result of a $ 1,171,000 increase in retained earnings offset by an unrealized loss of $ 572,000 on securities available for sale at September 30, 1996.








Page 12 of 15 pages

       A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at September 30, 1996 is as follows:

                         Orrstown Financial       Regulatory Minimum
                              Services                Requirements
Leverage ratio                                              9.8% 4%
Risk based capital ratios:
   Tier I (core capital)                                    14.3%
4%
   Combined tier I and
    tier II (core capital plus
    allowance for loan losses)                              15.7%
8%

BALANCE SHEET ANALYSIS

       The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one-day fluctuations, an analysis of changes in average balances is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
NINE MONTHS ENDED SEPTEMBER 30
(000 OMITTED)

  ASSETS                              1996              1995

Securities available for sale:
  Taxable interest income                    $  18,842         $
16,520
  Nontaxable interest income                      9,820
7,727
     Total available for sale
       securities                            28,662            24,247

Other investments                            1,277             1,140
Loans (net of unearned discounts)            104,991           96,206
Other short-term investments                     6,528
901
     Total interest earning assets           141,458           122,494

Allowance for loan losses                    (    1,503)       (
1,245)
Cash and due from banks                      6,272             5,034
Bank premises and equipment                  3,365             2,631
Other assets                                     2,249
1,502
     Total assets                            $ 151,841         $
130,416

  LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing demand deposits             $  27,276         $
24,627
Savings deposits                             26,668            23,624
Time deposits                                63,401            50,822
Short-term borrowings                        0                 954
Long-term borrowings                             2,340
2,346
     Total interest bearing
       liabilities                           119,685           102,373
Demand deposits                              15,812            13,487
Other liabilities                                1,415
1,330
Total liabilities                            136,912           117,190
Stockholders' equity                            14,929
13,226
     Total liabilities and
       stockholders' equity                  $ 151,841         $
130,416

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