Form 10-K
period 1996-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 1997-03-25
CIK 826154

SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C.  20549
    FORM 10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
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

As of January 29, 1997, 976,863 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 33,213,342.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended
December 31, 1996 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 1997 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.































































-1-


Item 1.       Business.
History and Business
         Orrstown Financial Services, Inc. (OFS) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank ("Orrstown"), Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable. On March 8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown, issuing 131,455 shares of Orrstown Financial Services, Inc.'s common stock to the former Orrstown shareholders.
         Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its subsidiary, Orrstown Bank, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its six branches are located in Shippensburg (2), Carlisle (2), Spring Run, and Orrstown, Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary's officers. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown.
         Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of Orrstown, its subsidiary. On December 31, 1996, Orrstown had 64 full-time and 19 part-time employees.
Business of Orrstown
         Orrstown was organized as a state-chartered bank in 1987 as part of an agreement and plan of merger between Orrstown Financial Services, Inc. and Orrstown Bank, the predecessor of Orrstown, under which Orrstown became a wholly-owned subsidiary of Orrstown Financial Services, Inc. As indicated, Orrstown is the successor to Orrstown Bank which was originally organized in 1919.
         Orrstown is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits and granting loans. The Bank grants agribusiness, commercial and residential loans to customers in South Central
-2-


Pennsylvania, principally Franklin and Cumberland Counties. The concentrations of credit by type of loan are set forth on the face of the balance sheet (as shown on page 15). The Bank maintains a diversified loan portfolio and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the customer and collateral standards established in the Bank's lending policies and procedures.
         All secured loans are supported with appraisals of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided they meet acceptable standards for liquidity and marketability.
         Loans secured by equipment and/or other nonreal estate collateral normally do not exceed 70% of appraised value or cost, whichever is lower. Loans secured by real estate do not exceed 80% of the appraised value of the property which is the maximum loan to collateral value established in the Bank's lending policy. Loan to collateral values are monitored as part of the loan review, and appraisals are updated as deemed appropriate in the circumstances.
         Administration and supervision over the lending process is provided by the Bank's Credit Administration Department via loan reviews. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Credit Administration Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals.
         The Credit Administration Department continues to monitor and evaluate loan customers utilizing risk-rating criteria established in the lending policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans.
         Reports of the results of the loan reviews are submitted quarterly to the Directors' Credit Administration Committee for approval and provide the basis for evaluating the adequacy of the allowance for loan losses.
         Through its trust department, Orrstown renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law.
-3-


         As of December 31, 1996, Orrstown had total assets of approximately $ 158 million, total shareholders' equity of approximately $ 15.8 million and total deposits of approximately $ 137 million. Regulation and Supervision
         Orrstown Financial Services (OFS) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). OFS is subject to examination by the FRB and is restricted in its acquisitions, certain of which are prohibited and certain of which are subject to approval by the FRB.
         Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between OFS and its subsidiary, Orrstown Bank. As an affiliate of Orrstown Bank OFS is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by Orrstown Bank to its affiliates.
         The operations of Orrstown are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Pennsylvania Department of Banking, the Federal Reserve Board and the Federal Deposit Insurance Corporation.
         The primary supervisory authority of Orrstown is the Pennsylvania Department of Banking, who regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are designed primarily for the protection of the Bank depositors.
         Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the
-4-


activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations. See Note 13 of the Notes to Financial Statements for a discussion of the limitations on the availability of Orrstown Financial Services' subsidiary's undistributed earnings for the payment of dividends due to such regulation and other reasons.
         The Financial Institutions Reform, Recovery and Enforcement
Act of 1989 (FIRREA) provides that a financial institution insured by the Federal Deposit Insurance Corporation (FDIC) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. OFS currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.
    Regulatory authorities have issued guidelines that establish risk-based capital and leverage standards. These capital requirements of bank regulators, are discussed on page 35 under "Capital Funds". Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the regulatory authorities.
 Depending upon circumstances, the regulatory agencies may require an institution to develop a "capital plan" to increase its capital to levels established by the agency.
         In 1991, the Federal Deposit Insurance Corporation
Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the Bank Insurance Fund of the FDIC by granting authority for special assessments against insured deposits through a general risk-based assessment systems. FDICIA also contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also contains provisions limiting the acceptance of brokered deposits by certain depository institutions, placing restrictions on the terms of "bank investment contracts" that may be offered by depository institutions and provisions requiring the FDIC
-5-


to study the current rules applicable to the aggregation of accounts of depositors at an institution that are entitled to FDIC insurance. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.
         The earnings of Orrstown Bank, and therefore the earnings of Orrstown Financial Services, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the FDIC and the Pennsylvania Department of Banking. In addition, there are numerous governmental requirements and regulations that affect the activities of Orrstown Financial Services.
Competition
         Orrstown's principal market area consists of the north central portion of Franklin County, Pennsylvania, and Cumberland County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Shippensburg and Carlisle, Pennsylvania.
         Orrstown, like other depository institutions, has been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance and credit card companies and other commercial banks, many of which are larger than Orrstown Bank. Orrstown Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
Item 2.       Properties.
         Orrstown Bank owns buildings in Orrstown, Pennsylvania, Shippensburg, Pennsylvania (3), Carlisle, Pennsylvania and Spring Run, Pennsylvania. Offices of the bank are located in each of these buildings. In 1996 the Bank began
-6-


leasing building space for a second office location in Carlisle, Pennsylvania, which opened in January 1997. One of the offices located in Shippensburg is an "Operations Center" which does not operate as a branch, but rather as an accounting office. The bank completed the renovation of a property located adjacent to the downtown office, which expanded its trust department and certain administrative facilities. The Bank also owns property adjacent to the Orrstown office which it intends to hold for future expansion purposes.
Item 3.       Legal Proceedings.
         Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of Orrstown Financial Services, Inc.'s management, Orrstown Financial Services, Inc. has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Orrstown Financial Services, Inc.'s operations or financial position.
Item 4.       Submission of Matters to Vote of Security Holders.
         None
         Executive Officers of Registrant
         The following table sets forth selected information about the principal officers of the holding company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board.



   Age
                                                 Held    Bank Employee
  as of
                  Name/Office Held            Since       Since
  3/15/97

         Galen L. Myers, Chairman of Board  1989      (1)  58
         Joel R. Zullinger, Vice Chairman
           of the Board 1991 (1)  48
         Jeffrey W. Coy, Secretary     1988 (1)  45
         Kenneth R. Shoemaker, President
           and Chief Executive Officer 1987 1986 49
         Stephen C. Oldt, Executive
           Vice President    1987 1987 54
         Philip E. Fague, Vice President
           and Trust Officer 1990 1988 37
         Robert B. Russell, Vice President
           and Treasurer     1988 1982 43

         (1)  Mr. Myers, Mr. Zullinger and Mr. Coy are not employees
of the             Bank.









         Senior Operating Officers of the Bank

   Age
                                                 Held    Bank Employee
  as of
                  Name/Office Held            Since       Since
  3/15/97

         Kenneth R. Shoemaker, President &
           Chief Executive Officer     1987 1988 49
         Stephen C. Oldt, Executive Vice
           President & Chief Operating
           Officer 1987 1987 54
         Philip E. Fague, Vice President/   1990/
           Senior Trust Officer   1993 1988 37
         Bradley S. Gerlach, Vice President
           Director of Sales & Marketing    1995 1995 37
         Robert S. Nickey, III, Vice   1993/
           President/Senior Loan Officer    1994 1993 34
         Robert B. Russell, Vice President/ 1982/
           Chief Accounting Officer    1993 1982 43
         Patricia A. Corwell, Vice President
           and Assistant Secretary     1982 1954 62
         James B. Dubbs, Vice President &   1983/
           Cashier/Community Office Manager 1982 1976 38
         Charles E. Ferguson, Vice President
           Human Resource Manager 1995 1995 60

Part II

Item 5.       Market for Registrant's Common Stock and Related Security
Holder               Matters.

         Orrstown Financial Services, Inc.'s common stock is not traded on a national securities exchange, but is traded inactively through the local and over the counter local markets. At December 31, 1996, the approximate number of shareholders of record was 1,500. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

                             Market    Cash             Market      Cash
                             Price    Dividend           Price
Dividend (1)

                                            1996
 1995

    First Quarter  $ 32.00   $ .17     $ 27.00   $ .14
    Second Quarter 33.00     .17  27.00     .15
    Third Quarter  34.00     .18  30.00     .15
    Fourth Quarter 34.00     .19  30.00     .17

    (1)  Note:     Cash dividends per share for 1995 were based on
weighted                average shares of common stock outstanding in 1995
after giving            retroactive recognition to a 5% stock dividend
issued in July 1995.

         See "Notes to Consolidated Financial Statements" for restrictions on the payment of dividends.





Item 6.       Selected Financial Data.

                              1996         1995       1994       1993
   1992
Income (000 omitted)
    Interest income     $ 11,981  $ 10,829  $ 8,571   $ 8,250   $ 8,632
    Interest expense         5,139     4,542     3,241     3,129     3,800
    Provision for loan
     losses        240       270       71       121       366
    Net interest income
     after provision for
     loan losses        6,602     6,017     5,259     5,000     4,466
    Securities gains
     (losses) (       5)     (      45)     95   (      5) 77
    Other operating
     income             1,282     980  765  607       616
    Other operating
     expenses              4,793     4,256    3,964     3,593     3,369
    Income before
     income taxes       3,086     2,696     2,155     2,009     1,790
    Applicable income
     tax                     838       742      520       525       452
         Net income     $  2,248  $  1,954  $ 1,635   $ 1,484   $ 1,338

Per share amounts are based on following weighted averages:

             1996 - 976,863       1994 - 976,863     1992 - 956,443
             1995 - 976,863       1993 - 976,777

                             1996         1995       1994       1993
  1992
    Income before income
     taxes    $  3.16   $  2.76   $  2.20   $  2.06   $ 1.87
    Applicable income
     taxes              .86  .76  .53  .54  .47
         Net income          2.30 2.00 1.67 1.52      1.40
    Cash dividend paid       .71  .61  .52  .47       .43
    Book value          16.23     14.98     12.65     11.87     11.06

                           1996        1995        1994       1993
  1992
Year-End Balance Sheet Figures (000 omitted)
    Total assets   $ 157,556 $ 145,998 $ 123,004 $ 113,581      $ 106,191
    Net loans 107,306   101,424   89,639    74,449    69,865
         Total investment
     securities    34,355    31,563    24,318    30,381         28,488
    Deposits-non-
     interest
     bearing  16,322    13,962    13,262    13,417    11,678
         Deposits-interest
          bearing       120,937   113,368   93,103    85,165    82,553
         Total deposits 137,259   127,330   106,365   98,582    94,231
         Liabilities for
          borrowed money     2,339     2,345     2,350     1,000     0
         Total stockholders'
          equity        15,856    14,633    12,353    11,597         10,583

Ratios
                                 1996      1995       1994       1993
    1992      Average equity/
     average assets     9.8  10.00     10.34     10.23     10.00
         Return on average
     equity   14.9 14.40     13.36     13.24     13.02
         Return on average
     assets   1.47 1.44 1.38 1.36 1.30

Item 7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations on pages 31 through 35 of the annual shareholders' report for the year ended December 31, 1996 are incorporated herein by reference.
Item 8.       Financial Statements and Supplementary Data.
         The report of independent auditors and the following consolidated financial statements and schedules of Orrstown Financial Services, Inc. are submitted herewith:


                                                                  Page

         Independent auditor's report   11

         Consolidated balance sheets December 31,
          1996 and 1995 12

         Consolidated statements of income for the
          years ended December 31, 1996, 1995 and 1994     13

         Consolidated statements of changes in
          stockholders' equity for the years ended
          December 31, 1996, 1995, and 1994 14

         Consolidated statements of cash flows for the years ended December 31, 1996, 1995, and 1994 15 and 16

         Notes to consolidated financial statements   17 - 29

         Summary of quarterly financial data (unaudited)   30



























INDEPENDENT AUDITOR'S REPORT



Board of Directors
Orrstown Financial Services, Inc.
Orrstown, Pennsylvania

    We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles.







Chambersburg, Pennsylvania
January 29, 1997













ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995
              ASSETS

                                                        1996            1995
                                                            (000 omitted)
Cash and due from banks $   5,236 $     4,330
Interest bearing deposits with banks   1,554     1,289
Federal funds sold 2,936     2,317
Securities available for sale     33,421    30,694
Federal Home Loan Bank, Federal Reserve
 and Atlantic Central Bankers Bank stock,
 at cost which approximates market value          934        869
                       44,081         39,499
Loans
    Commercial, financial and agricultural  8,401     8,211
    Real estate - Mortgages                      82,687    75,731
    Real estate - Construction and land
     development        4,304     5,706
    Consumer                                        13,534     13,209
                   108,926   102,857
    Less:  Allowance for loan losses        (    1,620)    (       1,433)
                     107,306    101,424

Bank premises and equipment, net                 3,916     3,042
Accrued interest receivable                           929  993
Other assets                                    1,324       1,040
              Total assets                            $ 157,556 $ 145,998

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Non-interest bearing                    $  16,322 $  13,962
    Interest bearing                               120,937   113,368
                     137,259   127,330

Liabilities for borrowed money    2,339     2,345
Accrued interest and other liabilities          2,102       1,690
              Total liabilities                         141,700    131,365

Stockholders' equity
    Common stock:  No par value - $ .2083
     stated value per share, 2,000,000
     shares authorized with 976,863 shares
     issued at December 31, 1996 and 1995             204  204
    Additional paid-in capital                   10,625    10,625
    Retained earnings   4,786     3,232
    Unrealized holding gains, net of tax -
     $ 124 - 1996 and $ 295 - 1995           241          572
              Total stockholders' equity                 15,856     14,633

              Total liabilities and stockholders'
               equity        $ 157,556 $ 145,998











The Notes to Consolidated Financial Statements are an integral part of these statements.
-12-


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

                                                  1996        1995          1994
                                                          (000 omitted)
Interest and Dividend Income
    Interest and fees on loans         $  9,638  $  8,996  $  6,882
    Interest and dividends on investment
     securities
         U.S. Government and agencies       1,265     1,083     963
         Exempt from federal income tax     601  529  512
         Other investment income       477       221      214
              Total interest and dividend
               income    11,981     10,829    8,571

Interest Expense
    Interest on deposits     4,981     4,349     3,092
    Interest on borrowed money             158        193      149
              Total interest expense          5,139      4,542    3,241
              Net interest income        6,842      6,287    5,330

Provision for loan losses        240        270       71
              Net interest income after
               provision for loan losses      6,602      6,017    5,259

Other Income
    Service charges on deposit accounts     477  375  349
    Other service charges, commissions,
     and fees      295  218  180
    Trust department income  384  297  185
    Securities gains (losses)     (       5)     (      45)     95
    Other income       126         90       51
              Total other income    1,277        935      860

              Net interest income and other
               income     7,879      6,952    6,119

Other Expenses
    Salaries and employee benefits     2,621     2,326     2,115
    Occupancy expense of bank premises,
     net, and furniture and equipment
     expenses      665  559  486
    FDIC insurance premiums       2    125  221
    Other operating expenses        1,505      1,246    1,142
              Total other expenses       4,793      4,256    3,964

              Income before income tax      3,086     2,696     2,155

Applicable income tax       838        742      520
              Net income          $ 2,248   $  1,954  $ 1,635

Net income per share    $ 2.30    $  2.00   $ 1.67










The Notes to Consolidated Financial Statements are an integral part of these statements.
-13-


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994


Unrealized
                                           Additional                   Holding
                                  Common    Paid-In        Retained      Gains
                                  Stock     Capital        Earnings     (Losses)
                                                  (000 omitted)
Balance, December 31,
 1993    $ 194     $  9,393  $ 2,010   $    0
Net income    0    0    1,635     0
Cash dividends ($ .52
 per share)   0    0    (    512) 0
Unrealized loss on
 investment securities
 available for sale         0            0        0   (  367)
Balance, December 31,
 1994     194  9,393     3,133    (  367)

Net income    0    0    1,954     0
Cash dividends ($ .61
 per share)   0    0    (    599) 0
Stock dividends issued  10   1,232     (  1,242) 0
Cash paid in lieu of
 fractional stock dividends  0    0    (     14) 0
Unrealized gain on
 investment securities
 available for sale         0            0        0     939
Balance, December 31,
 1995     204  10,625    3,232     572

Net income    0    0    2,248     0
Cash dividends ($ .71
 per share)   0    0    (    694) 0
Unrealized loss on
 investment securities
 available for sale         0            0        0   (  331)
Balance, December 31,
 1996     $ 204    $ 10,625  $ 4,786   $ 241





















The Notes to Consolidated Financial Statements are an integral part of these statements.

-14-


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994

                                                  1996        1995        1994
                                                          (000 omitted)
Cash flows from operating
 activities:
         Net income     $  2,248  $  1,954  $  1,635
         Adjustments to reconcile net
          income to net cash provided by
          operating activities:
              Depreciation and amortization 329  265  212
              Provision for loan losses     240  270  71
              Deferred income taxes    (      62)     (      78)     (    200)
              (Gain) loss on disposal of
               other real estate  5    (       4)     (     10)
              (Gain) loss on disposal of
               bank premises and equipment  (      20)     1    4
         Securities (gains) losses     5    45   (     95)
         (Increase) decrease in
          accrued interest receivable  64   (     260)     43
         Increase (decrease) in
          accrued interest payable     278  290  11
         Other net           64   (       2)           9
Net cash provided by operating activities     3,151      2,481    1,680

Cash flows from investing activities:
    Net (increase) in interest
     bearing deposits with banks       (     265)     (   1,039)     (    250)
    Sales of available for sale securities  2,392     6,387     6,945
    Maturities of available for
     sale securities    3,508     6,694     4,450
    Purchases of available for
     sale securities    (   9,134)     (  18,843)     (  5,743)
    Purchases of FHLB stock  (      65)     (      61)     (     49)
    Net (increase) in loans  (   6,291)     (  12,055)     (  5,261)
    Proceeds from sale of bank premises
     and equipment 36   0    0
    Proceeds from disposal of other real
     estate   142  22   20
    Purchases of bank premises and equipment     (   1,178)     (     266)
(
691)
Net cash (used) by investing activities     (  10,855)     (  19,161)     (
10,579)

Cash flows from financing activities:
    Net increase in deposits      9,929     19,997    7,783
    Net decrease in federal funds purchased 0    (     644)     (    456)
    Proceeds from debt  0    0    1,350
    Payment on debt     (       6)     (       6)     0
    Cash dividends paid      (     694)     (     599)     (    512)
    Cash paid in lieu of fractional
     stock dividends           0  (      14)           0
Net cash provided by financing activities      9,229    18,734    8,165
Net increase (decrease) in cash
 and cash equivalents   1,525     2,054     (    734)
Cash and cash equivalents,
 beginning balance         6,647     4,593     5,327
Cash and cash equivalents, ending balance   $  8,172  $  6,647  $  4,593






The Notes to Consolidated Financial Statements are an integral part of these statements.
-15-


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 1996, 1995 and 1994


                                              1996        1995           1994
                                                        (000 omitted)

Supplemental disclosure of cash
 flows information:

         Cash paid during the year for:
              Interest  $ 5,418   $ 4,252   $ 3,230
              Income taxes        892  800  543

Supplemental schedule of noncash
 investing and financing activities:

         Other real estate acquired in
          settlement of loans     169  22   27

         Unrealized gain (loss) on
          investment securities available
          for sale (net of tax effects)     (    331) 939  (    367)

         Other real estate transferred
          to bank premises   0         136       0

         Property, equipment and other
          assets purchased with
          assumption of deposit liabilities
          in connection with branch
          acquisition   0         968       0



























The Notes to Consolidated Financial Statements are an integral part of these statements.

-16-


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

    Nature of operations

Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its subsidiary, Orrstown Bank, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties. Its six branches are located in Shippensburg (2), Carlisle (2), Spring Run, and Orrstown, Pennsylvania.

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

-17-


Note 1.  Summary of Significant Accounting Policies (Continued)

Investment securities (Continued)

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

Advertising

The corporation follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $ 86,910, $ 54,224 and $ 71,619 for 1996, 1995 and 1994,
respectively.

Loans and allowance for loan losses

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination and commitment fees and certain direct costs are deferred and the net amount amortized over the contractual life of the loan as an adjustment of the loan's yield. If a loan is sold, any deferred fees not yet amortized are recognized as an adjustment to the gain or loss on sale. The allowance for loan losses is established through a provision for loan losses charged to expenses.
-18-


Note 1.  Summary of Significant Accounting Policies (Continued)

Loans and allowance for loan losses (Continued)

Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

Nonaccrual loans

The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless fully collateralized. Subsequent payments received either are applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal.

Foreclosed real estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying value or fair value of the underlying collateral. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

Earnings per share of common stock

Earnings per share of common stock were computed based on a weighted average of 976,863 shares of common stock outstanding in 1996, 1995 and 1994 after giving retroactive recognition to a 5% stock dividend issued in July 1995.

Federal income taxes

For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these and timing differences in depreciation expense, deferred income taxes are provided in the financial statements. See Note 10 for further details.

Fair values of financial instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.
In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in
-19-


Note 1.  Summary of Significant Accounting Policies (Continued)

Fair values of financial instruments (Continued)

many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the corporation.

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

         Deposit Liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposits and IRA's are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected maturities on time deposits.

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

    Long-Term Borrowings.  The fair value of the Bank's long-
    term debt is estimated using a discounted cash flow
    analysis based on the    Bank's current incremental borrowing
    rate for similar types of borrowing arrangements.

         Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

         Off-Balance-Sheet Instruments. The Bank generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant.

Note 2.  Investments

At December 31, 1996 and 1995 the investment securities portfolio was comprised of securities classified as "available for sale", resulting in investment securities being carried at fair value.

The amortized cost and fair values of investment securities available for sale at December 31 were:

                                           Gross       Gross
                             Amortized   Unrealized   Unrealized   Fair
                               Cost         Gains       Losses     Value
                                           (000 omitted)
                                               1996
U. S. Treasury securities
 and obligations of U. S.
 Government corporations
 and agencies                $ 10,830  $  65     $  36     $ 10,859

Obligations of states and
 political subdivisions      11,397    381  10   11,768

Mortgage-backed securities   10,413    37   149  10,301

Equity securities       417     78         2          493
    Totals              $ 33,057  $ 561     $ 197     $ 33,421

                                               1995
U. S. Treasury securities
 and obligations of U. S.
 Government corporations
 and agencies                $  7,912  $ 110     $   0     $  8,022

Obligations of states and
 political subdivisions      11,329    676  0    12,005

Mortgage-backed securities   10,272    88   34   10,326

Equity securities       314     27          0         341
    Totals              $ 29,827  $ 901     $   34    $ 30,694

The amortized cost and fair values of investment securities available for sale at December 31, 1996, by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Amortized
                                          Cost      Fair Value
                                           (000 omitted)

    Due in one year or less            $  1,203  $  1,207
    Due after one year through
  five years            7,244     7,380
    Due after five years through
  ten years        4,677     4,765
    Due after ten years                     9,103     9,275
    Mortgage-backed securities         10,413    10,301
    Equity securities        417       493
              $ 33,057  $ 33,421




Note 2.  Investments (Continued)

Proceeds from sales of securities available for sale during 1996, 1995 and 1994 were $ 2,391,746, $ 6,369,602 and
$ 6,944,826, respectively. Gross gains and losses on 1996 sales were $ 16,440 and $ 21,455, respectively. Gross gains and losses on 1995 sales were $ 37,559 and $ 53,389, respectively. Gross gains and losses on 1994 sales were $ 222,089 and $ 127,019, respectively. Included in shareholders' equity at December 31, 1996 is $ 241,000 of unrealized holding gains on securities available for sale, net of $ 124,000 in deferred taxes. Included in shareholders' equity at December 31, 1995 is $ 572,000 of unrealized holding gains on securities available for sale, net of $ 295,000 in deferred taxes.

The bank owns $ 691,200 of Federal Home Loan Bank stock, $ 54,000 of Atlantic Central Bankers Bank stock and $ 189,000 of Federal Reserve Bank stock at December 31, 1996. At
December 31, 1995 the bank's stock ownership was $ 625,900 of Federal Home Loan Bank stock, $ 54,000 of Atlantic Central Bankers Bank stock and $ 189,000 of Federal Reserve Bank stock. Market value approximates cost since none of the stocks are actively traded.

Securities carried at $ 10,517,100 and $ 10,036,000 at
December 31, 1996 and 1995, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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

Note 4.  Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

                                  1996      1995         1994
                                       (000 omitted)
Balance at beginning of period    $ 1,433   $ 1,200   $ 1,125
Recoveries         15   14   12
Provision for loan losses
  charged to income         240       270        71
         Total     1,688     1,484     1,208
Losses        68        51         8
Balance at the end of period      $ 1,620   $ 1,433   $ 1,200

Note 5.  Bank Premises and Equipment

    A summary of bank premises and equipment is as follows:

                                                   1996          1995
                                                      (000 omitted)
    Land                                         $   424   $   424
    Buildings and improvements    3,107     2,306
    Furniture and equipment       2,202     2,006
    Construction in progress     120        49
              Total          5,853     4,785
    Less accumulated depreciation and
      amortization        1,937      1,743
              Bank premises and equipment, net   $ 3,916   $ 3,042

Note 5.  Bank Premises and Equipment (Continued)

    Depreciation expense amounted to $ 287,624 in 1996, $ 250,769 in 1995, and $ 213,000 in 1994.

Note 6.  Loans to Related Parties

The bank has granted loans to the officers and directors of the corporation and its subsidiary and to their associates.
Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 2,005,000 and $ 1,758,000 at December 31, 1996 and 1995, respectively. During 1996, $ 830,000 of new loans were made and repayments totalled $ 793,000. During 1995, $ 310,000 of new loans were made and repayments totalled $ 379,000.

Outstanding loans to bank employees totalled $ 610,000 and $ 954,000 for years ended December 31, 1996 and 1995, respectively.

Note 7.  Nonaccrual Loans

The following table shows the principal balances of nonaccrual loans as of December 31:

                                      1996          1995         1994

    Nonaccrual loans    $ 14,000  $ 132,000 $ 27,000
    Interest income that
     would have been accrued
     at original contract
     rates         $    560  $   1,616 $    401
    Amount recognized as
     interest income                0          0        0
         Foregone revenue    $    560  $   1,616 $    401

    The corporation had no impairment of loans during 1996 or 1995
    as defined by Statement of    Financial Accounting Standard No.
    114.

Note 8.  Financial Instruments With Off-Balance-Sheet Risk

    The bank is a party to financial instruments with off-balance-
sheet risk in the normal course of     business to meet the
financial needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments
include commitments to extend credit   and standby letters of
credit.  Those instruments involve, to varying degrees,
elements of credit      and interest rate risk in excess of the
amount recognized in the balance sheets.  The contract     amounts of those
instruments reflect the extent of involvement the bank has in particular classes of financial instruments.

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

                                                      Contract or
                                                     Notional Amount
                                                     1996        1995
                                                      (000 omitted)
    Financial instruments whose contract amounts
     represent credit risk at December 31:
          Commitments to extend credit           $ 20,691  $ 14,074
          Standby letters of credit and financial
        guarantees written        3,014     2,348

Note 8.  Financial Instruments With Off-Balance-Sheet Risk (Continued)

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The bank holds collateral supporting those commitments when deemed necessary by management.

Note 9.  Employee Benefit Plans

The bank maintains a 401(k) profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Employer contributions to the plan are based on bank performance and are at the discretion of the bank's Board of Directors. In addition, there is a provision for an employer match of 50 cents on the dollar for employee contributions up to 6% of the employees' eligible compensation. Substantially all of the bank's employees are covered by the plan and the contribution charged to operations was $ 306,379, $ 260,334, and $ 219,193 for 1996, 1995, and 1994, respectively.

The bank has a deferred compensation arrangement with certain present and former board directors whereby a director or his beneficiaries will receive a monthly retirement benefit at age
65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the bank's obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the bank. The estimated present value of future benefits to be paid, which are included in other liabilities, amounted to $ 171,331 and $ 179,253 at December 31, 1996 and 1995,
respectively. Total annual expense for this deferred compensation plan was $ 20,153 for 1996 and $ 19,064 for 1995 and 1994.

A supplemental discretionary deferred compensation plan for executive officers and directors was started during 1995. The plan is funded annually with salary and fee reductions which are placed in a trust account invested by the Bank's trust department. Total amount contributed to the plan was $ 55,950 and $ 48,273 for 1996 and 1995, respectively.

Note 10. Income Taxes

    The components of federal income tax expense are summarized as follows:

                                              1996       1995     1994
                                                  (000 omitted)
    Current year provision   $ 900     $ 820     $ 570
    Deferred income taxes (benefits)   (   62)   (   78)   (   13)
    Accrued refund due      0         0     (   37)
              Net federal income tax expense     $ 838     $ 742     $ 520

Note 10. Income Taxes (Continued)

Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $
661,000, $ 599,000, and $ 589,000 for 1996, 1995, and 1994,
respectively.

A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

                                                    1996        1995
    1994
         Federal income tax rate       34.0%     34.0%     34.0%
         Reduction resulting from:
              Nontaxable interest income and
                deferred taxes     6.8  6.5  9.9
         Effective income tax rate      27.2%    27.5%     24.1%

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

                                                  1996          1995
         Total deferred tax assets     $ 553,000 $ 472,000
         Total deferred tax liabilities     (  256,000)    (  410,000)
              Net deferred tax asset   $ 297,000 $  62,000

The corporation has not recorded a valuation allowance for the deferred tax assets as they feel that it is more likely than not that they will be ultimately realized.

Note 11. Deposits

Included in interest bearing deposits at December 31 are NOW and Super NOW account balances totalling $ 18,163,000 and $ 13,215,000 for 1996 and 1995, respectively. Also included in interest bearing deposits at December 31, 1996 and 1995 are money market account balances totalling $ 10,569,000 and $ 13,104,000, respectively.

    At December 31, 1996 and 1995 time deposits of $ 100,000 and
    over      aggregated $ 7,767,000 and $ 6,447,000, respectively.

    Interest expense on time deposits of $ 100,000 and over was $ 373,000; $ 337,000; and $ 220,000 for 1996, 1995 and 1994,
    respectively.

At December 31, 1996 the scheduled maturities of certificates of deposit are as follows:

                   1997 $ 45,883,000
                   1998 10,703,000
                   1999 2,793,000
                   2000 3,120,000
                   2001 1,029,000
                   2002 and thereafter    1,054,000
                        $ 64,582,000

The bank accepts deposits of the officers and directors of the corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $ 1,103,000 and $ 1,195,000 at December 31, 1996 and 1995, respectively. -25-


Note 12. Liabilities For Borrowed Money

At December 31, 1996 and 1995 the corporation had two long-term notes with the Federal Home Loan Bank of Pittsburgh as follows:

   Amount                  Maturity Date          Interest Rate

    $ 1,000,000    2004 6.42%
      1,000,000    2003 6.58%
    $ 2,000,000

Interest rates are fixed and interest only is paid on a monthly basis. The notes contain prepayment penalty charges, but management has no intention to pay off early.

In addition to the aforementioned long-term notes the bank obtained a term loan in 1994 totaling $ 350,000 with the Federal Home Loan Bank of Pittsburgh. The maturity dates and applicable fixed interest rates on the remaining balance at December 31, 1996 are as follows:

        Amount              Maturity Date            Rate

    $   5,570 2/97 4.61%
    5,863     2/98 5.00%
    6,173     2/99 5.21%
    6,498     2/00 5.48%
      315,579 2/01 5.58%
    $ 339,683

In addition, the bank has available a line of credit with the Federal Home Bank of Pittsburgh which is limited to 10% of the corporation's total assets. Collateral for the line consists of the corporation's 1-4 family mortgage loans totaling
$ 60,070,000 at December 31, 1996. The corporation also has available an unused line of credit with Atlantic Central Bankers Bank of $ 3.5 million at December 31, 1996.

Total interest on the aforementioned borrowings charged to operations in 1996 and 1995 were $ 148,859 and $ 149,083, respectively.

Note 13. Orrstown Financial Services, Inc. (Parent Company Only)
     Financial Information

The following are the condensed balance sheets, income statements and statements of cash flows for the parent company:

Balance Sheets
December 31
                   Assets

                                                      1996       1995
                                                       (000 omitted)

    Cash      $    107  $    186
    Securities available for sale 493  341
    Investment in Orrstown Bank   15,321    14,154
    Furniture and equipment (net of
     depreciation)             1         1
              Total assets        $ 15,922  $ 14,682

         Liabilities
    Accrued management fee   $     40  $     40
    Accrued taxes and other liabilities           26         9
              Total liabilities         66        49

Note 13. Orrstown Financial Services, Inc. (Parent Company Only)

           Financial Information (Continued)

                                                             1996       1995
                                                               (000 omitted)
         Stockholders' Equity

    Common stock, no par value - $ .2083 stated
      value per share, 2,000,000 shares authorized
      with 976,863 shares issued at December 31,
      1996 and 1995     $    204  $    204
    Additional paid-in capital         10,625    10,625
    Retained earnings             4,786     3,232
    Unrealized holding gains      241       572
              Total stockholders' equity           15,856    14,633
              Total liabilities and stockholders' equity   $ 15,922  $ 14,682

Income Statements
Years Ended December 31

                                                  1996       1995       1994
                                                        (000 omitted)
    Interest and dividend income       $    17   $    20   $    16
    Net gain on sale of investment     0    0    112
    Cash dividends from wholly-owned
     subsidiary              796  614  512
    Equity in undistributed income of
     subsidiary                1,531      1,401    1,077
                   2,344     2,035     1,717
    Less:  Operating expenses          96        81        82
              Net income          $ 2,248   $ 1,954   $ 1,635

Statements of Cash Flows
Years Ended December 31
    Cash flows from operating activities:
              Net income     $ 2,248   $ 1,954   $ 1,635
              Adjustments to reconcile net income
               to cash provided by operating activities:
                   Security (gains)    0    0    (    112)
                   Equity in undistributed income
                    of subsidiary      (  1,531) (  1,401) (  1,077)
                   Increase (decrease) in accrued
                    liabilities         0        34         6
    Net cash provided by operating
     activities        717       587       452

    Cash flows from investing activities:
              Net decrease (increase) in interest-
               bearing deposits with banks  0    250  (    250)
              Purchase of available for sale
               securities    (    102) (     52) (     60)
              Sales of available for sale
               securities          0         0           315
    Net cash provided (used) by investing
     activities              (    102)     198         5

    Cash flows from financing activities:
              Cash dividends paid      (    694) (    599) (    512)
              Cash paid in lieu of fractional
               stock dividends          0        (     14)       0
    Net cash (used) by financing
     activities    (    694) (    613) (    512)
    Net increase (decrease) in cash    (     79) 172  (     55)
    Cash, beginning balance      186             14        69
    Cash, ending balance     $   107        $   186   $    14

Note 13. Orrstown Financial Services, Inc. (Parent Company Only)
           Financial Information (Continued)

Statements of Cash Flows
Years Ended December 31

                                           1996       1995       1994
                                                       (000 omitted)

    Supplemental disclosure of cash flows
     information:
              Cash paid during the year for:
                   Income taxes        $       8 $      6  $       0

Dividends paid by Orrstown Financial Services, Inc. are generally provided from the bank's dividends to the parent company. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the bank's surplus or additional paid-in capital be equal to the amount of capital. Orrstown Bank is well above these requirements and the balance of $ 8,831,000 in its retained earnings at December 31, 1996 is fully available for cash dividends. Orrstown Financial Services' balance of retained earnings at December 31, 1996 is $ 4,786,000 and would be available for cash dividends, although payment of dividends to such extent would not be prudent or likely. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current period earnings.

Note 14. Leases

The bank leases land and building space associated with its downtown Carlisle office and various remote automated teller machines under agreements which expire at various times through 1997 and 2001. Total rent expense charged to operations in connection with these leases was $ 14,260, $ 16,920, and $ 17,520 for 1996, 1995, and 1994, respectively.

The total minimum rental commitment under operating leases at December 31, 1996 is as follows:

Due in the year ending December 31:

         1997      $ 15,710
         1998      12,653
         1999      13,291
         2000      13,953
         2001      13,365

Note 15. Compensating Balance Arrangements

    Required deposit balances at the Federal Reserve were $ 65,000
at December 31, 1996 and 1995.    Required deposit balance at
Atlantic Central Bankers Bank was $ 585,000 at December 31,
1996     and 1995. These balances are maintained to cover
processing    costs and service charges.  An additional $ 16,560
is on deposit with First Union National Bank     of Florida as a
reserve for   potential clearing losses related to the credit
card operations.

Note 16. Fair Value of Financial Instruments

The estimated fair values of the corporation's financial instruments were as follows at December 31:

                              - - - - 1996 - - - -  - - - - 1995 - - - -

                                Carrying    Fair     Carrying    Fair
                                 Amount     Value     Amount     Value
                                         (000 Omitted)
FINANCIAL ASSETS
    Cash and due from banks  $    5,236     $   5,236 $   4,330 $   4,330
    Federal funds sold  2,936     2,936     2,317     2,317
    Interest bearing deposits
   with banks 1,554     1,554     1,289     1,289
    Securities available for sale 33,057    33,421    29,827    30,694
    Other bank stock    934  934  869  869
    Loans receivable    108,926   108,774   102,857   102,621
    Accrued interest receivable   929  929  993  993

FINANCIAL LIABILITIES
    Deposits       137,259   137,451   127,330   127,616
    Borrowed funds 2,339     2,348     2,345     2,353
    Accrued interest payable 1,165     1,165     887  887

Note 17. Commitments

In November 1996 the bank entered into a lease for the location of a new branch office in downtown Carlisle, Pennsylvania. Renovations of the space were completed and the office opened in January 1997. The remaining commitment on contracts for the renovations and equipment acquisitions was $ 56,000 at December 31, 1996.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF QUARTERLY FINANCIAL DATA

    The unaudited quarterly results of operations for the years ended December
31,
1996 and 1995 are as follows:

                                   1996                             1995
($ 000 omitted                 Quarter Ended                    Quarter Ended
except per share)
                   Mar. 31  June 30  Sept. 30  Dec. 31  Mar. 31  June 30 Sept.
30 Dec. 31

Interest income    $ 2,906   $ 2,994   $ 3,054   $ 3,027   $ 2,430   $ 2,661
$
2,808    $ 2,930
Interest expense     1,260     1,286     1,297     1,296       968     1,089

1,208      1,277
    Net interest
     income   1,646     1,708     1,757     1,731     1,462     1,572     1,600
1,653
Provision for loan
 losses       60        60        60        60        30        30        30

 180
    Net interest
     income after
     provision for
     loan losses   1,586     1,648     1,697     1,671     1,432     1,542
1,570
    1,473
Securities gains
 (losses)     (      4) 8    (      7) (      2) (     21) (      2) (    21)(
   2)
Other income  260  293  325  404  209  236  243  293
Other expenses       1,101     1,184     1,134     1,374     1,010     1,082

 968       1,196
    Operating income
     before income
     taxes    741  765  881  699  610  694  824  568
Applicable income
 taxes             207      227       273       131       176       217
231     118
    Net income     $   534   $   538   $   608   $   568   $   434   $   477
$
 593     $   450



Net income applicable
  to common stock
Per share data:
    Net income     $  .55    $  .55    $  .62    $  .58    $   .44   $  .49
$
 .61 $  .46

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the selected supplementary financial information presented in this report.

    OPERATING RESULTS

    Net income was $ 2,248,000 for 1996, compared to $ 1,954,000 for 1995, representing an increase of $ 294,000 or 15.0%. Net income on an adjusted per share basis for 1996 was $ 2.30, up $ .30 from the $ 2.00 per share realized during 1995.

    Interest income for 1996 was $ 11,981,000, up $ 1,152,000, or
10.6% over 1995. The volume of earning assets increased 13.6% in 1996 and 14.9% in 1995. Average rates remained constant throughout 1995 and 1996.

    Loan demand diminished somewhat during 1996 causing lower increases in loan volumes from 1995. Gross loans at December 31, 1996 stood at $ 108,926,000 compared to $ 102,857,000 as of December 31, 1995. Increases in earning assets in 1996 were mixed between loans (70%) and investment securities (30%). An overall increase of 5.9% in loans was realized with most of the loan growth being concentrated in mortgage and commercial loans. This growth is consistent with management's plans for continuing expansion into the Carlisle, Pennsylvania market. Net interest margins were maintained at desired levels throughout 1996 by closely monitoring rates.

    Total interest expense was $ 5,139,000 for 1996, an increase of $ 597,000 over the $ 4,542,000 for 1995. The increase in total deposits was 7.8% in 1996 compared to 19.7% in 1995. The increases realized in 1996 are more indicative of the planned growth through marketing efforts and the introduction of new products as compared to 1995 whereby approximately 11.3% of the increase was due to the September 1995 purchase of the Spring Run branch from another local bank. An important factor is where the deposit growth has occurred, as indicated in the following trends:

    O    Noninterest-bearing deposits increased 18.1% over the
         previous year
    O    Average balances of interest-bearing demand and savings
         decreased 10.2% and 9.9%, respectively
    O    Time deposits increased 7.3% in 1996

    By realizing a more balanced mix of deposit growth, interest costs were maintained at desired levels as rates remained constant throughout 1996. Management continues to direct its marketing efforts toward attracting more low cost retail deposits while continuing to competitively price its time deposits in order to maintain favorable net interest margins.

    Net interest income is the difference between total interest income and total interest expense. Interest income is generated through earning assets which include loans, interest on deposits with other banks and investments. The amount of interest income is dependent on many factors including the volume of earning assets, the interest rate spread and the changes in interest rates, and volumes of nonperforming loans. The cost of funds varies with the volume of funds necessary to support earning assets, the rates paid to maintain deposits, rates paid on borrowed funds and the level of interest-free deposits.

    Net interest income for 1996 totaled $ 6,842,000, up $ 555,000 over 1995 compared to an increase of $ 957,000 from 1994 to 1995. Management continuously monitors liquidity and interest rate risk through its ALCO reporting, and reprices products in order to maintain desired net interest margins.

    Other income represents service charges on deposit accounts;
fees received for ATM transactions, loan insurance, credit cards, travelers' checks and other services; fees for trust services; securities gains and losses and other income such as safe deposit box rents and gains (losses) on sales of property and equipment and real estate acquired in foreclosure.

    Other income increased $ 342,000 from 1995 to 1996 compared to an increase of $ 75,000 from 1994 to 1995. The increase in 1996 was due largely to increases in Trust Department income, service charge income, and income from the sale of mutual funds. In 1996 the corporation completed an expansion of the Trust Department and other administrative facilities at its King Street, Shippensburg office. The enhancement of its facilities and increase in Trust Department personnel over the past three years have facilitated the growth of its Trust activities. Management expects this growth to continue as it looks toward implementing on-site trust services at its Carlisle, Pennsylvania offices.

    The noninterest expenses are classified into four main categories: salaries and employee benefits; occupancy expenses and furniture and equipment expenses which include depreciation, maintenance, utilities, taxes, insurance, rents and maintenance; FDIC insurance premiums; and other operating expenses which include all other expenses incurred in daily operations.

    Employee related expenses increased 12.7% and 10.0% for 1996 and 1995, respectively, due to increases in personnel and normal salary and related benefit increases. The largest proportionate increase in noninterest expenses was for occupancy expense which increased 19.0% and 15.0% in 1996 and 1995, respectively. This increase is due to the expansion of the King Street, Shippensburg office and the purchase of new data processing equipment in 1996. Management expects increases in employee related expenses and occupancy expense to continue with the addition of a second branch office in Carlisle. Other operating expenses increased 10% in 1996 primarily in promotion and advertising costs; ATM expenses; amortization of deposit premium on the Spring Run branch acquisition; and outside data processing services, offset somewhat by the reduction of FDIC insurance premiums.

    Applicable income taxes changed between 1994, 1995 and 1996 as a result of changes in pre-tax accounting income and taxable income. The effective tax rate for 1996 decreased slightly from 1995 due to the proportionate increase in nontaxable interest income in relation to total income.

    FINANCIAL CONDITION

    Total assets at December 31, 1996 were $ 157,556,000, a 7.9%
increase over December 31, 1995. Gross loans at December 31, 1996 totaled $ 108,926,000, an increase of $ 6,069,000 over the $ 102,857,000 level at December 31, 1995.

    The provision for loan losses was $ 240,000 in 1996 compared to $ 270,000 in 1995. The provisions were based on management's evaluation of the adequacy of the reserve balance and represents amounts considered necessary to maintain the reserve at the appropriate level based on the quality of the loan portfolio and economic conditions. The bank's history of net charge-offs has traditionally been better than peer group performance with an average rate of .04% of average Loans outstanding over the past five years. While this trend is expected to continue management recognizes the need to build the reserve to meet the expected increased risks associated with a growing loan portfolio and an expanding customer base. Therefore, it is management's intention to maintain the reserve at appropriate levels based on an ongoing evaluation of the loan portfolio.

    Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at December 31 (in thousands):

                                90 Days or More
                                   Past Due          Nonaccrual Status
                               1996        1995       1996        1995

    Real estate mortgages    $   11    $ 322     $   0     $   92
    Installment loans   58   82   14   34
    Demand and time loans    129  4    0    0
    Credit card         5          9       0           6
         Total     $ 203     $ 417     $ 14 $ 132

    There were no restructured loans for any of the time periods set forth above.

    Total deposits increased to $ 137,259,000 at December 31, 1996 compared to $ 127,330,000 at December 31, 1995. Increases were balanced between core deposits and certificates of deposit as mentioned earlier.

    Stockholders' equity reached $ 15,856,000 at December 31, 1996 for a 7.7% increase over the prior year. Total stockholders' equity represented 10.0% of total assets at the end of 1996 and 1995. The primary source of capital growth in 1996 has been from retained earnings. Cash dividends paid in 1996 were up $ 95,000 over the previous year. It is the management and the Board of Directors' intention to continue paying a fair return on the stockholders' investment while retaining adequate earnings to allow for continued growth.

    As described in Note 1 of the Notes to Consolidated Financial Statements, deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes. Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation and unrealized holding gains (losses) on available for sale securities. At December 31, 1996, deferred taxes amounted to $ 297,000. If all timing differences reversed in 1996, the actual income taxes saved by the recognition of the aforementioned expenses would not be significantly different from the deferred income taxes recognized for financial reporting purposes.

    The current level of nontaxable investment and loan income is such that the bank is not affected by the Alternative Minimum Tax rules.

    The schedule below reflects comparative changes in income and expense included in the Consolidated Statements of Income for 1996 and 1995 together with changes in asset and liability volumes associated with these income and expense items.


                          1996 Compared to 1995              1995 Compared to
1994
                   Average  Volumes    Income/Expense   Average  Volumes
Income/Expense
($ 000 omitted)       $        %          $      %         $        %         $
     %
Loans         8,117     8.3  642  7.1  15,922    19.8 2,114     30.7
Investment
 securities        3,743     14.6 254  15.8 1,469     6.1  137  9.3
Other investments     194    16.7   256     115.8         56    5.1      7
3.3
    Total               12,054    9.7  1,152     10.6 17,447    16.3 2,258
26.3

Interest/borrowed
 funds        (   720)  (23.5)    (   35)   ( 18.1)   679  28.5 43   28.7
Interest bearing
 demand deposits   2,553     10.2 64   10.4 ( 2,184)  ( 8.0)    (   50)   (
7.6)
Savings deposits   2,355     9.7  34   4.4  (   225)  (  .9)    43   6.1
Time deposits 10,417    19.2   534     17.8 15,824    42.2 1,265     74.0

    Total     14,605    13.8   597     13.1 14,094    15.4 1,301     42.1
Net interest income                    555  8.8            957  18.0
Provision for loan
 losses                                (   30)   ( 11.1)               199
280.3
Net interest income
 after provision for
 loan losses                             585     9.7              758     14.4
Security transactions                  40   88.8           (  140)
    (147.4)
Other operating income                   302     30.8             215     28.1
Income before
 operating expense             927     13.3             833     13.6
Salaries & employee
 benefits                              295  12.7           211  10.0
Occupancy & equipment
 expense                          106  19.0           73   15.0
FDIC insurance premiums                (  123)   ( 98.4)             (   96)
(
43.4)
Other operating expenses                      259     20.8             104
9.1
    Total operating expenses             537     12.6             292     7.4
Income before income taxes             390  14.5           541  25.1
Applicable income taxes                   96     12.9             222     42.7
    Net income                      294     15.0             319     19.5

    FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June of 1996 the Financial Accounting Standards Board issued SFAS
No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Management has not concluded on the impact on future operations. This statement may significantly affect accounting for and disclosures about certain bank transactions including the following:

    d    Assets subject to prepayment risk
    d    Servicing assets and liabilities
    d    Securities lending transactions
    d    Loan participations
    d    Extinguishment of liabilities
    d    Collateral controlled by an institution as a secured party

    This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.

    LIQUIDITY

    Liquidity and interest rate sensitivity are related but distinctly different from one another.

    Liquidity involves the bank's ability to meet cash withdrawal needs of customers and their credit needs in the form of loans. Liquidity is provided by cash on hand and transaction balances held at correspondent banks. Liquidity available to meet credit demands and/or adverse deposit flows is also made available from sales or maturities of short-term assets. Additional sources of funds to meet credit needs are provided by federal funds and other borrowings, including special programs available through Federal Home Loan Bank.

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

                       Due         Due      Due       Due        Due
                       0-30       31-90    91-180   181-360     After
(000 omitted)          Days       Days      Days      Days      1 Year   Total
Rate Sensitive Assets
    Interest bearing
     deposits with
     banks    $  1,554   $      0 $      0  $      0  $      0  $   1,554
    Other short-term
     investments   2,936     0    0    0    0    2,936
    Investment
     securities    3,510     595  843  286  28,187    33,421
    Real estate,
     commercial and
     consumer loans       26,878     6,459    14,054    23,995    37,540
108,926
              $ 34,878  $  7,054  $ 14,897  $ 24,281  $ 65,727  $ 146,837
Rate Sensitive Liabilities
    Certificates of
     deposit over
     $ 100,000     $    436  $  1,669  $    976  $  1,440  $  2,246  $   6,767
    Other certificates
     of deposit    4,844     11,687    8,388     14,598    18,297    57,814
    Money market deposit
     accounts 828  1,656     2,486     4,971     0    9,941
    Other interest-bearing
     deposits 3,868     7,736     11,604    23,207    0    46,415
    Long-term
     borrowings           0         5         0         0     2,334     2,339
              $  9,976  $ 22,753  $ 23,454  $ 44,216  $ 22,877  $ 123,276
    Cumulative GAP $ 24,902  $  9,203  $    646  ($ 19,289)     $ 23,561

-34-


         Money market accounts totaling $ 9,941,000, interest bearing checking accounts totaling $ 18,163,000, and regular savings totaling $ 26,300,437 have been included proportionately in rate sensitive liabilities of one year or less due to these funds being subject to immediate withdrawal. However, in monitoring and evaluating liquidity throughout the year, management normally does not consider regular savings to be particularly rate sensitive due to the fact that rates are generally consistent among institutions in Orrstown's trading area; nor does management consider all interest bearing checking accounts to be due within one year since it is unlikely that 100% of these deposits will be withdrawn within the next 360 days. Therefore, management generally considers 50% of these funds to be due within one year when repricing deposits and evaluating liquidity.

    CAPITAL FUNDS

    Internal capital generation has been the primary method utilized by Orrstown
Financial Services, Inc. to increase its capital. Stockholders' equity, which exceeded $ 15 million at December 31, 1996 has steadily increased. Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios." The leverage ratio compares capital to total balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Orrstown Financial Services' capital ratios to regulatory minimums at December 31 is as follows:

                                Orrstown Financial Services    Regulatory
Minimum
                                   1996             1995        Requirements
    Leverage ratio                     10.0%     10.0%     4%
    Risk-based capital ratio
         Tier I (core capital)         13.2%     15.4%     4%
         Combined Tier I and Tier II
           (core capital plus allowance
           for loan losses)            14.6%     17.1%     8%

    Orrstown Financial Services, Inc. has traditionally been well above required levels and expects equity capital to continue to exceed regulatory guidelines and industry averages. Certain ratios are useful in measuring the ability of a company to generate capital internally.

    The following chart indicates the growth in equity capital for the past three years.

                                                         1996       1995
1994
    Equity capital at December 31 ($ 000 omitted)     $ 15,856  $ 14,633  $
12,353
    Equity capital as a percent of
     assets at December 31                            10.0%     10.0%
10.0%
    Return on average assets                     1.47%     1.44%          1.38%
    Return on average equity                          14.9%     14.4%
13.4%
    Cash dividend payout ratio                   30.9%     30.7%          31.3%

    STOCK MARKET ANALYSIS AND DIVIDENDS

    The corporation's common stock is traded inactively in the over-the-counter market. As of December 31, 1996 the approximate number of shareholders of record was
1,500.

                                    Market      Cash         Market     Cash
                                    Price     Dividend       Price   Dividend
(1)
                                           1996                    1995
    First Quarter            $ 32.00   $ .17     $ 27.00   $ .14
    Second Quarter           33.00     .17  27.00     .15
    Third Quarter            34.00     .18  30.00     .15
    Fourth Quarter           34.00     .19  30.00     .17

    (1)  Note:  Cash dividends per share for 1995 were based on weighted average shares of common stock outstanding in 1995 after giving retroactive recognition to a 5% stock dividend issued in June
                   1995.
-35-


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    For additional information concerning liquidity, refer to statistical disclosures applicable to the investment and loan portfolio.

    Closely related to the management of liquidity is the management of rate sensitivity which focuses on maintaining stability in the net interest margin. As illustrated in the table below the tax equivalent net interest margin ranged from
4.7% to 5.0% of average earning assets during the past 3 years. An asset/liability committee monitors and coordinates overall the asset/liability strategy.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Rates and Interest Differential Tax Equivalent Yields
                       Years Ended December 31

      ASSETS                           1996                         1995
                            Average                      Average
 (000 omitted)              Balance    Interest   Rate   Balance   Interest
Rate
Investment securities:
    Taxable interest
     income   $  20,899 $  1,333  6.4% $  18,355 $  1,083  5.9%
    Nontaxable
     interest income       9,881       601  6.1      8,488      529  6.2
         Total investment
          securities    30,780    1,934     6.3  26,843    1,612     6.0
Loans (net of
 unearned discounts)    105,779   9,638     9.1  97,662    8,996     9.2
Other short-term
 investments     7,637       409  5.4      2,406      221  9.2
         Total interest
          earning assets     144,196   $ 11,981  8.3% 126,911   $ 10,829  8.5%
Allowance for loan
 losses  (    1,528)              (     1,257)
Cash and due from banks 4,520               3,143
Bank premises and
 equipment    3,486               2,727
Other assets      2,471               4,124
         Total assets   $ 153,145           $ 135,648
    LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing
 demand deposits   $  27,601 $    681  2.5% $  25,048 $    617  2.5%
Savings deposits   26,555    791  3.0  24,200    758  3.1
Time deposits 63,767    3,509     5.5  53,350    2,974     5.6
Short-term borrowings   0    0    0.0  715  44   6.1
Long-term borrowings        2,340      158  6.7      2,345      149  6.3
     Total interest
     bearing liabilities     120,263   $  5,139  4.3% 105,658   $  4,542  4.3%
Demand deposits    16,078              13,833
Other liabilities      1,728               2,587
Total liabilities  138,069             122,078
Stockholders' equity       15,076              13,570
         Total liabilities &
          stockholders'
          equity   $ 153,145           $ 135,648
Net interest income/net
 yield on average
 earning assets         $  6,842  4.7%      $  6,287  5.0%

                                          Year Ended December 31
ASSETS                                              1994

                                       Average
 (000 omitted)                         Balance     Interest     Rate
Investment securities:
    Taxable interest
     income        $  17,170 $   963   5.6%
    Nontaxable
     interest income            8,148      512   6.3
         Total investment
          securities         25,318    1,475     5.8
Loans (net of
 unearned discounts)         81,740    6,882     8.4
Other short-term
 investments           3,394     214   6.3
         Total interest
          earning assets          110,452   $ 8,571   7.8%
Allowance for loan
 losses       (    1,136)
Cash and due from banks      4,208
Bank premises and
 equipment         2,530
Other assets           2,334
         Total assets        $ 118,388
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing
 demand deposits        $  27,232 $   668   2.5%
Savings deposits        24,425    714  2.9
Time deposits      37,526    1,710     4.6
Short-term borrowings        77   3    3.9
Long-term borrowings             2,304     146   6.3
     Total interest
     bearing liabilities          91,564    $ 3,241   3.5%
Demand deposits         12,991
Other liabilities           1,595
Total liabilities       106,150
Stockholders' equity            12,238
         Total liabilities &
          stockholders'
          equity        $ 118,388
Net interest income/net
 yield on average
 earning assets              $ 5,330   4.8%

              For purposes of calculating loan yields, the average loan volume includes nonaccrual loans. For purposes of calculating yields on nontaxable interest income, the taxable equivalent adjustment is made to equate nontaxable interest on the same basis as taxable interest. The marginal tax rate was 34% for 1996, 1995 and 1994.


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS


                                                  1996 Versus 1995
                                                 Increase (Decrease)
                                                   Due to Change in

                                                                        Total
                                             Average     Average       Increase
                                              Volume       Rate       (Decrease)
     (000 omitted)
Interest Income
    Loans (net of unearned discounts)  $   747   ($ 105)   $   642
    Taxable investment securities 150  100  250
    Nontaxable investment securities   86   (   14)   72
    Other short-term investments      481   (  293)       188
         Total interest income      1,464   (  312)     1,152

Interest Expense
    Interest bearing demand      131   (   67)        64
    Savings deposits         73   (   40)   33
    Time deposits  583  (   48)   535
    Short-term borrowings    (     44) 0    (      44)
    Long-term borrowings     (      1)    10            9
         Total interest expense       742   (  145)       597

         Net interest income           $   555

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


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    The following table shows the maturities of investment securities at book value as of December 31, 1996, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                              After 1 year   After 5 years
                    Within     but within      but within     After
                    1 year      5 years         10 years    10 years      Total

(000 omitted)

Bonds:
    U. S. Treasury
         Book value     $ 1,002   $ 6,756   $ 1,072   $     0   $  8,830
         Yield     6.04%     6.08%     6.06%     0%   6.08%

    U. S. Government
     agencies
         Book value     0    0    2,000     0    2,000
         Yield     0%   0%   7.42%     0%   7.42%

    State and municipal
         Book value     201  488  1,605     9,103     11,397
         Yield     6.71%     6.20%     6.5% 5.86%     5.96%

    Total book
     value    $ 1,203   $ 7,244   $ 4,677   $ 9,103   $ 22,227

    Yield        6.15%    6.09%     6.79%     5.86%      6.14%

Mortgage-backed
 securities:
    Total book value                        $ 10,413

         Yield                            6.97%


Equity Securities:
    Total book value                        $    417

         Yield                            3.0%

    Total Investment Securities                  $ 33,057

         Yield                             6.36%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO


    The following table presents the loan portfolio at the end of each of the last five years:

                             1996        1995      1994        1993      1992
    (000 omitted)

Commercial, financial
 and agricultural  $   8,401 $   8,211 $  6,970  $  5,281  $  5,630
Real estate -
 Construction 4,304     5,706     5,038     3,758     3,493
Real estate - Mortgage  82,687    75,731    68,458    57,278    52,711
Installment and other
 personal loans (net of
 unearned discount)        13,534    13,209     10,373        9,257     9,073
   Total loans     $ 108,926 $ 102,857 $ 90,839  $ 75,574  $ 70,907

         Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments and credit cards) at December 31,
1996:

                               Under One       One to       Over Five
                                  Year       Five Years       Years      Total

        (000 omitted)

Commercial, financial
 and agricultural  $ 1,261   $ 1,512   $ 5,628   $  8,401
Real estate - Construction       646       774     2,884      4,304
    Total          $ 1,907   $ 2,286   $ 8,512   $ 12,705

         The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1996:

                                    Fixed Rate             Variable
                                      Loans               Rate Loans
        (000 omitted)

Due within one year     $  7,187  $ 64,969
Due after one but within
 five years        18,886    0
Due after five years      17,884         0
    Total          $ 43,957  $ 64,969

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

                                          Years Ended December 31


                               1996      1995      1994        1993     1992
  (000 omitted)

Average total loans
 outstanding (net of
 unearned income)  $ 105,779 $ 97,662  $ 81,740  $ 72,576  $ 67,871

Allowance for loan
 losses, beginning
 of period    $   1,433 $  1,200  $  1,125  $  1,042   $    716
Additions to provision
 for loan losses
 charged to operations  240  270  71   121  366
Loans charged off
 during the year
    Commercial     20   0    0    17   0
    Personal credit lines    17   3    1    3    6
    Installment          31        48         7        31         45
      Total charge-off's           68        51         8        51        51

Recoveries of loans
 previously charged off:
    Commercial     3    0    0    0    0
    Installment    12   14   12   13   10
    Personal credit
     lines           0         0         0         0         1
      Total recoveries        15        14        12        13        11

Net loans charged off
 (recovered)        53        37  (       4)           38        40

Allowance for loan
 losses, end of
 period  $  1,620  $  1,433  $  1,200  $  1,125  $  1,042

Ratio of net loans
 charged off to
 average loans
 outstanding     .05%       .04%     0.0%       .05%      .06%

         The provision is based on an evaluation of the adequacy of the allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers and evaluation of current and projected economic conditions.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOANS


    The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days or more at December 31.

                         1996        1995        1994        1993         1992


(000 omitted)

Nonaccrual loans   $    14   $   132   $    27   $     0   $   781

Accrual loans:
    Restructured   $     0   $     0   $     0   $     0   $     0
    30 through 89
     days past due 1,976     1,949     1,553     1,468     1,974
    90 days or
     more past due     203       417       155       150        63
         Total accrual
          loans    $ 2,179   $ 2,366   $ 1,708   $ 1,618   $ 2,037

         See Note 7 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years.

         Management has not identified any significant problem loans in the accrual loan categories shown above.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY


    The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                                           Years Ended December 31

                                     1996                        1995

                                        Percentage                  Percentage
                           Allowance    of Loans to     Allowance  of Loans to
                             Amount     Total Loans       Amount   Total Loans

    (000 omitted)

Commercial, financial
  and agricultural $   125   7.71%     $   114        7.98%
Real estate -
  Construction     64   3.95 80   5.55
Real estate -
  Mortgage    1,229     75.91     1,055     73.63
Installment       202    12.43        184    12.84
   Total $ 1,620   100.00%   $ 1,433   100.00%



                                        Years Ended December 31

                                   1994                         1993


                                       Percentage                   Percentage
                           Allowance   of Loans to      Allowance  of Loans to
                            Amount     Total Loans        Amount   Total Loans

    (000 omitted)

Commercial, financial
  and agricultural $   113     9.42%   $    78     6.99%
Real estate -
  Construction     67   5.58 56   4.97
Real estate -
  Mortgage    844  70.33     853  75.79
Installment       176    14.67        138    12.25
   Total $ 1,200   100.00%   $ 1,125   100.00%

                                         Year Ended December 31

                                                   1992

                                                           Percentage
                                      Allowance            of Loans to
                                       Amount              Total Loans

  (000 omitted)

Commercial, financial
  and agricultural $    76   7.24%
Real estate -
  Construction     51   4.93
Real estate -
  Mortgage    763  73.22
Installment                           152    14.61
   Total $ 1,042   100.00%


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS


    The average amounts of deposits are summarized below:


                                                  Years Ended December 31

                                              1996          1995         1994

   (000 omitted)

Demand deposits    $  16,078 $  13,833 $  12,991
Interest bearing demand deposits  27,601    25,048    27,232
Savings deposits   26,555    24,200    24,425
Time deposits    63,767    53,350    37,526
   Total deposits  $ 134,001 $ 116,431 $ 102,174

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1996:

                   Maturity                                   (000 omitted)

    Certificates of Deposit
         Three months or less     $ 2,116
         Over three months through
          six months    3,427
         Over six months through
          twelve months 2,124
         Over twelve months      100
                   $ 7,767

RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)


    The following table presents a summary of significant earnings and capital ratios: (dollar amounts in thousands)

                                              1996         1995         1994

    Average assets $ 153,145 $ 135,648 $ 118,388
    Net income     $   2,248 $   1,954 $   1,635
    Average equity $  15,076 $  13,570 $  12,238
    Cash dividends paid $     694 $     613 $     512
    Return on assets    1.47%     1.44%     1.38%
    Return on equity    14.90%    14.40%    13.36%
    Dividend payout ratio    30.90%    30.7%     31.3%
    Equity to asset ratio    9.8% 10.0%     10.34%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED SUMMARY OF OPERATIONS

                                        Years Ended December 31
                             1996      1995        1994        1993       1992
   (000 omitted)
Interest income    $ 11,981  $ 10,829  $ 8,571   $ 8,250   $ 8,632
Interest expense      5,139     4,542    3,241     3,129     3,800
Net interest income     6,842     6,287     5,330     5,121     4,832
Provision for loan
 losses       240       270       71       121        366
         Net interest
          income after
          provision for
          loan losses   6,602     6,017     5,259     5,000     4,466

Other income:
    Trust     384  297  185  157  119
    Service charges -
     Deposits 477  375  349  308  294
    Other service charges,
     collection and
     exchange, charges,
     commission fees    295  218  180  163  170
Other operating
 income (loss)         121         45      146   (     26)     110
         Total other
          income     1,277        935      860       602       693

Income before
 operating expense 7,879     6,952     6,119     5,602     5,159

Operating expenses:
    Salaries and
     employees benefits 2,621     2,326     2,115     1,908     1,725
    Occupancy and
     equipment expense  665  559  486  405  394
    Other operating
     expenses   1,507      1,371    1,363     1,280     1,250
         Total operating
          expenses   4,793      4,256    3,964     3,593     3,369

Income before income
 taxes   3,086     2,696     2,155     2,009     1,790
Income tax        838        742      520       525       452
         Net income
          applicable to
          common stock  $ 2,248   $   1,954 $ 1,635   $ 1,484   $ 1,338
Per share data:
    Earnings per common
     share    $ 2.30    $  2.00   $ 1.67    $ 1.52    $ 1.40
    Cash dividend -
     Common   $  .71    $   .61   $  .52    $  .47    $  .43
    Weighted average
     number of common
     shares   976,863   976,863   976,863   976,777   956,443

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES


  ($ 000 omitted)               1996      1995        1994        1993      1992

LOANS
    Personal credit lines    $   4,859 $   4,425 $   4,113 $   3,710 $   3,556
    Tax free  996  1,207     1,229         1,215 1,092
    Commercial     33,432    28,725    21,512       16,958 15,048
    Mortgage  47,057    46,728    42,919       39,874 37,006
    Consumer                 19,099    16,329    11,888    10,819    11,169
    Credit card          336       248        79         0         0
         Total loans                105,779    97,662    81,740    72,576
67,871

INVESTMENT SECURITIES
    U.S. Government     8,384     7,378     7,891        10,385 10,273
    U.S. Government agencies      11,159    9,815     8,173         9,201 7,257
    State & municipal   9,881     8,488     8,148         8,451 7,069
    Other         1,356     1,162     1,106     1,148     1,110
         Total investment
          securities       30,780    26,843    25,318    29,185    25,709

OTHER SHORT-TERM INVESTMENTS
    Interest-bearing deposits     1,261     1,006     0    0    0
    Federal funds sold  6,312     1,328     3,196         1,031 2,668
    Certificates of deposit         64        72       198         0        19
         Total other short-term
          investments       7,637     2,406     3,394     1,031     2,687
TOTAL EARNING ASSETS           144,196   126,911   110,452   102,792    96,267

TOTAL ASSETS                      $ 153,145 $ 135,648 $ 118,388 $ 109,552 $
102,761

Percent increase   12.9%     14.6%     8.1% 6.6% 7.9%

DEPOSITS
    Demand    $  16,078 $  13,833 $  12,991 $  12,052 $  10,406
    Interest-bearing demand  27,601    25,048    27,232       25,746 23,553
    Savings   26,555    24,200    24,425       21,780 17,090
    Time    63,767    53,350    37,526    35,998    39,629
         Total deposits        134,001   116,431   102,174    95,576    90,678

OTHER BORROWINGS
    Federal funds purchased  0    715  77         521       288
    Liabilities for borrowed
     money        2,340     2,345     2,304       728         0

TOTAL INTEREST-BEARING
  LIABILITIES        120,263   105,658    91,564    84,773    80,560














-45


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

STATEMENTS OF AVERAGE BALANCES AND AVERAGE RATES (CONTINUED)

                                     1996      1995     1994      1993
    1992
AVERAGE RATES EARNED
                                                %         %        %
     %         %

Loans
    Commercial     9.6  10.1 9.0  8.4  8.7
    Mortgage  8.2  7.9  7.6  8.0  9.1
    Consumer       9.5  9.6  10.0 11.6 11.9
    Tax free  9.0  8.8  9.5  7.8  9.2
    Personal credit lines              10.0 10.5 8.8  8.2  8.7
    Credit card     9.4   9.0       6.5       0.0       0.0
         Total      9.0   9.0       8.4       8.7       9.4


Investment Securities
    U.S. Government     6.0  5.7  5.6  6.7  7.8
    U.S. Government agencies 6.8  6.8  6.3  6.4  7.6
    State & municipal                       9.2  9.5  9.5  9.6  10.4
    Other      6.0   5.4       4.5       5.2       4.3
         Total      7.3   7.3       7.1       7.4       8.4

Other Short-Term Investments
    Interest-bearing deposits     5.3  6.0  0.0  0.0  0.0
    Federal funds sold  5.3  6.0  4.0  2.9  3.3
    Certificates of deposit  5.6  4.6  4.0  0.0  4.0

Total earning assets    8.5  8.6  7.8  8.2  9.0

AVERAGE RATES PAID
    Time & savings deposits  4.2  4.2  3.5  3.7  4.7
    Federal funds purchased       0.0  6.1  4.4  3.3  4.0
    Liabilities for borrowed money     6.3  6.3  6.3  6.6  0.0

Item 9.  Disagreements on Accounting and Financial Disclosures.

         Not applicable.

PART III
Item 10. Directors and Executive Officers of Orrstown Financial
              Services, Inc.
The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in Orrstown's definitive proxy statement for the annual meeting of stockholders to be held April 8, 1997 (the "proxy statement"), a copy of which has been filed with the Securities and Exchange Commission.
For information with respect to the executive officers of the registrant, see "executive officers of the registrant" at the end of Part I of this report.
Item 11. Executive Compensation
The information required by Item 11 of Form 10-K with respect to directors and executive officers' compensation is incorporated by reference to the information contained in the section captioned "executive compensation and other matters" in the proxy statement. For information with respect to a change in control agreement with the CEO of Orrstown, see Exhibit 11 to this report.
    The information required by Items 12 and 13 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 1997 Annual Meeting of shareholders filed pursuant to Regulation 14A.

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

         (10) Material contracts.  None.
         (11) Statement re:  computation of per share earnings.
                   Not applicable.
         (12) Statements re: computation of ratios. Not applicable.
-49-


         (13) Annual report to security holders. Form 10-Q or quarterly report to security holders. Not applicable.
         (16) Letter re: change in certifying accountant. Not applicable.
         (18) Letter re: change in accounting principles. Not applicable.
         (21) Subsidiaries of the registrant.  Filed herewith.
         (22) Published report regarding matters submitted to vote of security holders. Not applicable.
         (23) Consents of experts and counsel.  Not applicable.
         (24) Power of attorney.  Not applicable.
         (27) Financial data schedule.  Filed herewith.
         (28) Information from reports furnished to state insurance regulatory authorities. Not applicable.
         (99) Change in Control Agreement Between Orrstown Financial Services, Inc. and its Chief Executive Officer - filed herewith.
    (b)  Reports on Form 8-K.  None.

SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ORRSTOWN FINANCIAL SERVICES, INC.
                                              (Registrant)

                                  By
                      Kenneth R. Shoemaker, President
Dated:  March _____, 1997              (Duly authorized officer)

                             By ______________________________
            Robert B. Russell, Controller
                              (Principal Financial Officer)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                   Title             Date

                             President and Chief March     , 1997
Kenneth R. Shoemaker    Executive Officer
    and Director

                             Director  March     , 1997
Dr. Anthony F. Ceddia

                             Director  March     , 1997
Robert T. Henry

                             Assistant Secretary March     , 1997
William O. Hykes   and Director

                             Vice Chairman of the     March     , 1997
Joel R. Zullinger                 Board and Director

                                  Secretary and Chairman   March ____, 1997
Jeffrey W. Coy     of Executive Committee
    and Director

                                  Director                 March     , 1997
Ned R. Fogelsonger

                                  Chairman of the          March     , 1997
Galen L. Myers                    Board and Director

                                  Director                 March     , 1997
Frank S. Heberlig

                                  Director                 March     , 1997
Raymond I. Pugh

____________________________ Director  March ____, 1997
Denver L. Tuckey

____________________________ Director  March ____, 1997
Andrea Pugh

Exhibit Index



Exhibit No.                                  Sequentially numbered pages

    21   Subsidiaries of the Registrant     53

    99   Change in Control Agreement between
    Orrstown Financial Services, Inc. and
    its Chief Executive Officer   54 - 59

                                                             EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT



1.       Orrstown Bank, Orrstown, Pennsylvania; a state-chartered bank organized under the Pennsylvania Banking Code of 1965.

                                            EXHIBIT 99

CHANGE IN CONTROL AGREEMENT

    THIS AGREEMENT is made as of the 23rd day of January, 1997, between ORRSTOWN FINANCIAL SERVICES, INC., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania and having its principal place of business in Orrstown, Pennsylvania (hereinafter referred to as the "Corporation"), ORRSTOWN BANK, a wholly-owned bank subsidiary of the Corporation organized and existing under the laws of the Commonwealth of Pennsylvania and having its principal place of business in Orrstown, Pennsylvania (hereinafter referred to as the "Bank"), and KENNETH R. SHOEMAKER, an individual residing at 53 West King Street, Shippensburg, Pennsylvania 17257 (hereinafter referred to as the "Executive").

WITNESSETH:

    WHEREAS, Executive is now serving as the President and Chief
Executive Officer of the Corporation and of the Bank; and

    WHEREAS, the Corporation, Bank and the Executive desire to enter into an Agreement whereby the Corporation and the Bank will agree to make certain payments to the Executive under specific conditions in order to induce the Executive to continue in employment with the Corporation and the Bank.

    NOW, THEREFORE, in consideration of the employment of the Executive and intending to be legally bound hereby, the Executive, the Corporation and the Bank agree as follows:

SECTION I
COMPENSATION UPON A CHANGE IN CONTROL

    (A) Definition: Trigger Event. Executive shall have the right to receive the compensation provided for in paragraph (D) of this Section I upon the occurrence of any of the following events ("Trigger Events") within three (3) years after the date of any "Change in Control" (as defined in paragraph (B) of this Section
         1):

         (i) Executive's employment is terminated by the Corporation, the Bank or an acquiror or successor of either without "Good Cause" (as defined below), or

         (ii) One of the following events occurs and Executive thereafter terminates his employment:

              (A) the nature and scope of Executive's duties or responsibilities with the Corporation, the Bank or an acquiror or successor of either are materially reduced from that which he enjoyed immediately prior to the Change in Control; or

              (B) Executive's base salary immediately prior to the Change in Control is reduced or material benefits provided to Executive (excluding the reduction or curtailment of benefits which affect all similarly situated employees) are eliminated; or

              (C) Executive is assigned, without his consent, to a principal place of employment which is more than fifty (50) miles from Shippensburg, Pennsylvania.

    (B)  Definition: Change in Control.  For purposes of this
         Agreement, Change in Control shall mean any of the following:

         (i)  any person (as such term is used in Sections
13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than the Corporation, a subsidiary of the Corporation, an employee benefit plan (or related trust) of the Corporation or a direct or indirect subsidiary of the Corporation, or affiliates of the Corporation (as defined in Rule 12b-2 under the Exchange Act), becomes the beneficial owner
(as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing more than 20% of the combined voting power of the Corporation's then outstanding securities or announces a tender offer or exchange offer for securities of the Corporation representing more than 20% of the combined voting power of the Corporation's then outstanding securities; or

         (ii) the liquidation or dissolution of the Corporation or the Bank or the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Corporation or the Bank to an entity which is not a direct or indirect subsidiary of the Corporation; or

         (iii) the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or other similar transaction or connected series of transactions of the Corporation as a result of which either (a) the Corporation does not survive or (b) pursuant to which shares of the Corporation common stock
("Common Stock") would be converted into cash, securities or other property, unless, in case of either (a) or (b), the holders of Corporation
Common Stock immediately prior to such
transaction will, following the consummation of the transaction, beneficially own, directly or indirectly, more than 50% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation surviving, continuing or resulting from such transaction; or

         (iv) the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation, or similar transaction or connected series of transactions of the Corporation, if, upon consummation of such transaction or transactions, the persons who are members of the Board of Directors of the Corporation immediately before such transaction or transactions cease or, in the case of the execution of an agreement for such transaction or transactions, it is contemplated in such agreement that upon consummation such persons would cease, to constitute a majority of the Board of Directors of the Corporation or, in a case where the Corporation does not survive in such transaction, of the corporation surviving, continuing or resulting from such transaction or transactions; or

         (v)  any other event which is at any time designated
as a "Change in Control" for purposes of this
Agreement by a resolution adopted by the Board of
Directors of the Corporation with the affirmative
vote of a majority of the non-employee directors
in office at the time the resolution is adopted;
in the event any such resolution is adopted, the
Change in Control event specified thereby   shall
be deemed incorporated herein by reference and thereafter may not be amended, modified or revoked without the written agreement of Executive.
-55-


Notwithstanding anything else to the contrary set forth in this Agreement, if (i) an agreement is executed by the Corporation or the Bank providing for any of the transactions or events constituting a Change in Control, as defined herein, and the agreement subsequently expires or is terminated without the transaction or event being consummated, and (ii) a Trigger Event, as defined herein, has not occurred prior to such expiration or termination, for purposes of this Agreement it shall be as though such agreement was never executed and no Change in Control event shall be deemed to have occurred as a result of the execution of such agreement.

    (C)  Definition: "Good Cause".  For purposes of this
Agreement, "Good Cause" shall mean:  (i) the commission
of gross malfeasance in office constituting dishonesty,
the conviction (or entering a plea of nolo contendere)
of a crime involving fraud, misappropriation,
embezzlement, dishonesty or other violation of law of a
similar nature and severity or (ii) the willful breach
of a fiduciary duty owed to the Corporation or the
Bank.  No     act, or failure to act, on Executive's part
shall be considered willful unless done, or omitted to be done, by Executive, not in good faith and without reasonable belief that Executive's action or omission was in the best interest of the Corporation or the Bank. The burden of establishing the validity of any termination for "Good Cause" shall rest upon the Corporation or the Bank.

    (D)  Compensation Upon a Change in Control.  If a Trigger
Event shall occur pursuant to a Change in Control, then the Corporation or the Bank (or any acquiror or successor thereto) shall provide the following to the
Executive:

         (i) Executive's compensation shall be continued for a period of three (3) years, commencing as of the Trigger Event, but not beyond the date on which Executive dies. For purposes hereof, compensation shall mean the greater of (a)
Executive's base salary in effect immediately prior to the Trigger Event, plus any cash bonuses or annual incentive cash compensation earned by Executive with respect to the calendar year immediately preceding the date of the Trigger
Event, or (b) Executive's base salary in effect immediately prior to the Change in Control, plus any cash bonuses or annual incentive cash compensation earned by Executive with respect to the calendar year immediately preceding the Change in Control. Each payment during the three
(3) year payment period shall be reduced by Executive's earned income from all sources during the three (3) year payment period; provided, however, that Executive shall have no duty to mitigate damages by earning income during the period; and

         (ii) Executive shall be provided, for a period of
three (3) years, commencing as of the Trigger
Event, but not beyond the date on which Executive
dies, with life, disability and accident and
health insurance coverages comparable to employer
sponsored plan coverages in effect for Executive
immediately preceding the Trigger Event.
Executive shall continue to be responsible for
the cost of comparable insurance coverages
following the Trigger Event to the same extent as
other similarly situated active employees of the
Corporation or the Bank as of the Trigger Event
or,      if there are no similarly situated employees,
then to the same extent, on a percentage of total cost basis, that Executive was responsible for the cost of available insurance coverages prior to the Trigger Event. With respect to health insurance coverage, Executive's spouse

-56-


and/or eligible dependents, if covered under any employer sponsored accident and health insurance plan in effect for Executive as of the Trigger
Event, shall also be provided with health insurance coverage for the three (3) year term set forth above (regardless of Executive's death or attainment of age 65 prior to the end of the three (3) year term), and under the same cost sharing method as described above.

         (iii) Should the total of all payments made hereunder to Executive upon the occurrence of a Trigger
Event, together with any other payments which
Executive has a right to receive from the
Corporation, the Bank, any of the other
subsidiaries of the Corporation, or any
successors of any of the foregoing, result in the
imposition of an excise tax under Internal
Revenue Code Section 4999 (or any successor
thereto), Executive shall be entitled to an
additional "excise tax" adjustment payment in an
amount such that, after the payment of all
federal and state income and excise taxes,
Executive will be in the same after-tax position
as if no excise tax had been imposed.  Any
payment or benefit which is required to be
included under Internal Revenue Code Sections
28OG or 4999 (or any successor provisions
thereto) for purposes of determining   whether an
excise tax is payable shall be deemed a payment
"made to Executive" or a payment "which Executive has a right to receive" for purposes of this provision. The Corporation (or its successor) shall be responsible for the costs of calculation of the excise tax by the Corporation's independent certified accountant and tax counsel and shall notify Executive of the amount of excise tax due prior to the time such excise tax is due. If at any time it is determined that the additional "excise tax" adjustment payment previously made to Executive was insufficient to cover the effect of the excise tax, the gross-up payment pursuant to this provision shall be increased to make Executive whole, including an amount to cover the payment of any penalties resulting from any incorrect or late payment of the excise tax resulting from the prior calculation.

    (E) Payments Not Exclusive. The payments provided by paragraph (D) of this Section I shall not affect
Executive's rights to receive any payments or benefits to which Executive may be or become entitled under any other existing or future agreement or arrangement of the Corporation. The Bank or any successor with the Executive, or under any existing or future benefit plan or arrangement of the Corporation, the Bank or any successor in which Executive is or becomes a participant, or under which Executive has or obtains rights, including without limitation, any qualified or nonqualified deferred compensation or retirement plans or programs. Any such rights of Executive shall be determined in accordance with the terms and conditions of the applicable agreement, arrangement or plan.

    (F) Withholding for Taxes. All payments required to be made under this Agreement will be made in accordance with the Corporation's or the Bank's normal payroll schedule and will be subject to withholding of such amounts relating to tax and/or other payroll deductions as may be required by law.

-57-


SECTION II
EXPENSES

    (A) Legal Action. If Executive determines in good faith that the Corporation, the Bank, or any successor to either of them, has failed to comply with its obligations under this Agreement, or if the Corporation, the Bank, or any successor to either of them, or any other person takes any action to declare this Agreement void or unenforceable, or institutes any legal action or arbitration proceeding with respect to this Agreement, each of the Corporation and the Bank hereby irrevocably authorizes Executive from time to time to retain counsel of Executive's choice, at the expense of the Corporation and the Bank, to represent
Executive in connection with any and all actions and proceedings, whether by or against the Corporation, the Bank, any acquiror or successor, or any director, officer, stockholder or other person affiliated with any of the foregoing, which may adversely affect
Executive's rights hereunder.

    (B) Excise Tax Matters. It is the intention of the Corporation and the Bank that Executive not be required to incur any expenses associated with determination of the amount of any "excess parachute payment" under Internal Revenue Code Section 280G or the amount of any excise tax imposed on Executive pursuant to Internal
Revenue Code Section 4999 (or any successor provisions thereto). Therefore, the Corporation and the Bank agree to pay all expenses, including the expenses of the Corporation's independent certified accountant and tax counsel, related to the determination of any excess parachute payment and excise tax, and to pay the legal costs and expenses of any tax audit of Executive to the extent such expenses relate to the amount of the excise tax determined by the Corporation or the Bank.

SECTION III
MISCELLANEOUS

    (A) Termination of Employment. This Agreement shall not in any way obligate either the Corporation or the Bank to continue the employment of the Executive, nor shall this Agreement limit the right of the Corporation or the Bank to terminate Executive's employment for any reason. Prior to the occurrence of a Change in Control, as defined herein, Executive's employment may be terminated at any time by the Corporation or the Bank, in which case Executive shall have no further rights under this Agreement.

    (B) Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto, their respective heirs, executors, administrators, successors and, to the extent permitted hereunder, assigns. All of the obligations of the Corporation and the Bank hereunder shall be legally binding on any successor to the Corporation or the Bank, including without limitation, any successor as a result of the consummation of a Change in Control. The right of Executive to receive payments hereunder may not be assigned, alienated, pledged or otherwise encumbered by Executive and any attempt to do so shall be void and of no force or effect.

    (C) Entire Agreement. This Agreement contains the entire agreement of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements among the parties hereto with respect to said subject matter including, without limitation, that certain Agreement dated May 7, 1986 between Executive and the Bank. This Agreement may be amended only by an instrument in writing signed by all of the parties hereto.
-58-


    (D) Jurisdiction. The parties hereto consent to the exclusive jurisdiction of the courts of the Commonwealth of Pennsylvania in any and all actions arising hereunder.

    (E) Governing Laws. This Agreement shall be governed and construed under the laws of the Commonwealth of Pennsylvania, without regard to the conflicts of laws principles thereof.

    (F) Unfunded Obligations. The obligations to make payments hereunder shall be unfunded and Executive's rights to receive any payments hereunder shall be the same as those of any other unsecured general creditor.

    (G) Individual Agreement. This Agreement constitutes an agreement solely between the Corporation, the Bank and Executive named herein. This Agreement is intended to constitute a nonqualified arrangement for the benefit of a key management employee and shall be construed and interpreted in a manner consistent with such intention.

    (H) Headings. All headings preceding the text of the several paragraphs hereof are inserted solely for reference and shall not constitute a part of this Agreement, nor affect its meaning, construction or effect.

    (I) Waiver. Failure by either party to insist upon strict compliance with any of the terms, covenants or conditions hereof shall not be deemed a waiver of such terms, covenants or conditions, nor shall any waiver or relinquishment of any right or power hereunder at any time or from time to time be deemed a waiver or relinquishment of such right or power at any other time or times.

    IN WITNESS WHEREOF, the Corporation and Bank have caused this Agreement to be executed and attested to on their respective behalf by their duly authorized officers, and the Executive hereunto has set his hand and seal, all as of the day and year first above written.


ATTEST:                           ORRSTOWN FINANCIAL SERVICES, INC.


_________________________              By: ______________________________
(Assistant) Secretary                   Chairman

(SEAL)


ATTEST:                           ORRSTOWN BANK


_________________________              By: ______________________________
(Assistant) Secretary                      Chairman

(SEAL)


WITNESS:                          EXECUTIVE:

__________________________             ______________________________(SEAL)
                             Kenneth R. Shoemaker