Form 10-Q
period 1997-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 1997-05-14
CIK 826154

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997   Commission file number:  33-18888

                   ORRSTOWN FINANCIAL SERVICES, INC.
         (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                          23-2530374
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

77 East King Street
P. O. Box 250, Shippensburg, Pennsylvania                17257
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (717) 532-6114

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

         Class                        Outstanding at April 30, 1997
(Common stock, no par value)                   976,863




















Page 1 of 13 pages













ORRSTOWN FINANCIAL SERVICES, INC.

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - March 31, 1997
      and December 31, 1996  3
    Condensed consolidated statements of income - Three months
      ended March 31, 1997 and 1996    4
    Condensed consolidated statements of cash flows - Three months
      ended March 31, 1997 and 1996    5
    Notes to condensed consolidated financial statements   6 and 7

    Management's discussion and analysis of financial condition
      and results of operations   8 - 11

PART II - OTHER INFORMATION  12

    Signatures     13





















Page 2 of 13 pages
























PART I - FINANCIAL INFORMATION


PART I - FINANCIAL INFORMATION

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                 March 31,  December 31,
                                                   1997        1996 *
    ASSETS                                     (Unaudited)

                                                      (000 Omitted)
Cash and due from banks $   5,300 $   5,236
Interest-bearing deposits with banks     30 1,554
Federal funds sold 6,154     2,936
Securities available for sale     36,367    33,421
Federal Home Loan Bank, Federal Reserve and
 Atlantic Central Bankers Bank Stock, at cost
 which approximates market value  983  934
Loans         112,198   108,926
Allowance for loan losses    (    1,657)    (    1,620)
              Net loans 110,541   107,306
Bank premises and equipment, net  4,063     3,916
Other assets      2,617     2,253

         Total assets   $ 166,055 $ 157,556

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits:
         Noninterest-bearing $  17,098 $  16,322
         Interest-bearing      125,604   120,937
              Total deposits 142,702   137,259
Federal funds purchased and other borrowed money 5,334     2,339
Other liabilities      2,074     2,102
              Total liabilities     150,110   141,700

STOCKHOLDERS' EQUITY
    Common stock, no par value - $ .2083 stated
      value per share at March 31, 1997 and
      December 31, 1996 2,000,000 shares authorized
      with 976,863 shares issued  204  204
    Additional paid-in capital    10,625    10,625
    Retained earnings   5,159     4,786
    Unrealized holding gain, (loss) net of tax
      $ 22 and $ 124 at March 31, 1997 and
      December 31, 1996, respectively  (       43)          241
              Total stockholders' equity       15,945    15,856
              Total liabilities and stockholders'
                equity  $ 166,055 $ 157,556

*  Condensed from audited financial statements


The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 13 pages


ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1997 and 1996
(UNAUDITED)


                                                    1997        1996
                                                 (Unaudited) (Unaudited)
                                                      (000 Omitted)
Interest Income
    Interest and fees on loans              $   2,491 $    2,366
    Interest on federal funds sold                       45     43
    Interest and dividends on investment securities      565         476
    Interest income on deposits with banks               2         21
         Total interest income                  3,103      2,906

Interest Expense
    Interest on deposits                       1,260    1,223
    Interest on borrowed money           40         37
         Total interest expense                 1,300      1,260

         Net interest income                    1,803           1,646

Provision for loan losses                          45         60

Net interest income after provision for loan
 losses                               1,758      1,586

Other Income
    Service charges on deposits                        143 99
    Other service charges                          58 35
    Other                                         139        122
         Total other income                       340        256

Other Expenses
    Salaries and employee benefits      699      600
    Net occupancy and equipment expense             178       147
    Other operating expense                       430        354
         Total other expense                    1,307      1,101

         Income before income taxes         791  741

Income tax expense                                232        207

         Net income                         $     559 $      534

Weighted average number of shares outstanding    976,863   976,863

Net income per share                             $     .57      $      .55

Cash dividends declared per share           $     .19      $      .17

 The accompanying notes are an integral part of these condensed financial statements.
Page 4 of 13 pages


ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1997 and 1996
(UNAUDITED)
                                                1997          1996
                                             (Unaudited)   (Unaudited)
                                                  (000 Omitted)
Cash flows from operating activities:
    Net income                                   $    559  $   534
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                     71    62
         Provision for loan losses                    45   60
         Other, net                                 (     246)  (     327)
Net cash provided by operating activities             429      329

Cash flows from investing activities:
    Net (increase) decrease in interest bearing
  deposits with banks   1,524     (     279)
    Purchase of available for sale securities    (   4,196)     (      39)
    Maturities of available for sale securities         820     372
    Purchases of FHLB stock  (      49)     (      65)
    Net (increase) in loans                      (   3,280)     (     713)
    Purchases of bank premises and equipment -
    Net  (     218)     (     218)
Net cash provided (used) by investing
 activities        (   5,399)     (     942)

Cash flows from financing activities:
    Net increase in deposits                          5,443     3,893
    Proceeds from long-term debt  3,000     0
    Payments on debt                   (       5)     (       5)
    Cash dividends paid                          (     186)     (     166)
Net cash provided (used) by financing
 activities           8,252    3,722

Net increase in cash and cash equivalents        3,282     3,109

Cash and cash equivalents, beginning balance        8,172    6,647

Cash and cash equivalents, ending balance   $ 11,454  $ 9,756

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest                                     $  1,293  $ 1,214
         Income taxes                                  43  21

Supplemental schedule of noncash investing and financing activities:
    Unrealized gain (loss) on investments
     available for sale (net of deferred taxes
     of $ (146) and $ (27) at March 31, 1997 and
     1996, respectively)     (     284)     52
    Other real estate acquired in settlement of loans 0    93

The accompanying notes are an integral part of these condensed financial statements.
Page 5 of 13 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997
(UNAUDITED)
Note 1. Basis of Presentation

    The financial information presented at and for the three months ended March 31, 1997 and 1996 is unaudited. Information presented at December 31, 1996 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Page 6 of 13 pages


Note 6.  Earnings Per Share of Common Stock

    Earnings per share of common stock were computed based on an average of 976,863 shares at March 31, 1997 and 1996.

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

    Management has classified all investments securities as "available for sale". Amortized cost exceeded the fair market value of available for sale securities by $ 65,000 at March 31, 1997. Fair market value exceeded amortized cost of available for sale securities by $ 365,000 at December 31, 1996. This resulted in a decrease in stockholders' equity of $ 43,000 at March 31, 1997 and an increase in stockholders' equity of $ 241,000 at December 31, 1996 after recognizing the tax effects of the unrealized gains (losses).
















    Page 7 of 13 pages


ORRSTOWN FINANCIAL SERVICES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

    Net after tax income for the first quarter of 1997 was $ 559,000 compared to $ 534,000 for the same period in 1996 representing an increase of $ 25,000 or 4.7%. Net income on an adjusted per share basis for the first three months was $ .57 up $ .02 from the $ .55 per share realized during the quarter ended March 31, 1996.

RESULTS OF OPERATIONS

First Quarter 1997 vs. First Quarter 1996

    Interest income for the first quarter of 1997 was $ 3,103,000 compared to $ 2,906,000 as of March 31, 1996, for an increase of $ 197,000. The increase is due primarily to an increase in interest on loans as the result of higher loan volumes. Gross loans at March 31, 1997 stood at $ 112,198,000 compared to $ 108,926,000 as of
December 31, 1996.

    Interest expense for the current quarter was $ 1,300,000, an increase of $ 40,000 over the $ 1,260,000 for the same period of the prior year. Deposit volumes increased since the first of the year with increases mixed between time, savings, and interest bearing demand deposits. Average rates have decreased slightly over those paid in the first quarter 1996 resulting in smaller increases in interest cost compared to the increases experienced as of March 31, 1996.

    Net interest income for the first quarter of 1997 totaled
$ 1,803,000, up $ 157,000 from the first quarter of 1996. Management continuously monitors liquidity and interest rate risk through its ALCO reporting and reprices products in order to maintain desired net interest margins.

OTHER INCOME

First Quarter 1997 vs. First Quarter 1996

    Noninterest income increased from $ 256,000 in 1996 to $ 340,000 in 1997. Increases occurred in trust fees and in service charges on deposits, as the volume of transaction accounts continue to grow.

OTHER EXPENSES
First Quarter 1997 vs. First Quarter 1996

    Other expenses totaled $ 1,307,000 as of March 31, 1997, an increase of $ 206,000 over the $ 1,101,000 recorded for March 31, 1996. Employee related expenses were up 16.5% over the first quarter 1996, due primarily to increases in personnel associated with an additional branch office in Carlisle. Net occupancy and equipment expenses increased 21.09% while other operating expenses increased 21.5% from the prior year's first quarter.
Page 8 of 13 pages


INCOME TAXES

    The effective income tax rate increased slightly from 28% to 29% compared to the same period for 1996.

FINANCIAL CONDITION

    Total assets at March 31, 1997 were $ 166,055,000 a 5.4%
increase over December 31, 1996. Gross loans at March 31, 1997 totaled $ 112,198,000, an increase of $ 3,272,000 over the $ 108,926,000 level at December 31, 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

    The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):

                                           Quarter Ended
                                              March 31
                                          1997        1996

    Balance, beginning of
      period  $ 1,620   $ 1,433
    Recoveries     0    4
    Provision for loan loss
      charged to income      45        60
         Total     1,665     1,497
    Losses               8        22
    Balance, end of period   $ 1,657   $ 1,475

    In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.

    Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at March 31 (in thousands):

                                  90 Days or More
                                      Past Due       Nonaccrual Status
                                  1997       1996    1997        1996

    Real estate mortgages    $ 153     $  65     $  0 $  58
    Installment loans   47   93   31   34
    Demand and time loans    11   0    0    16
    Credit card        4         8        0     2
         Total     $ 215     $ 166     $ 31 $ 110

    There were no restructured loans for any of the time periods set forth above.

    Total deposits increased to $ 142,702,000 at March 31, 1997 compared to $ 137,259,000 at December 31, 1996. Time deposits increased approximately $ 2,000,000, while savings and transaction accounts increased $ 1,500,000 and $ 1,800,000, respectively. Average rates paid during the first quarter of 1997 remained constant with rates in place at the end of 1996.

Page 9 of 13 pages


    Total equity at March 31, 1997 was $ 15,945,000 representing
9.6% of total assets. This is a $ 89,000 increase from the company's capital position at December 31, 1996.

    A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at March 31, 1997 is as follows:

                               Orrstown Financial   Regulatory Minimum
                                   Services            Requirements

Leverage ratio     9.6% 4%

Risk based capital ratios:
    Tier I (core capital)    12.7%     4%
    Combined tier I and tier II
     (core capital plus allowance
     for loan losses)   14.0%     8%

BALANCE SHEET ANALYSIS

              The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one-day fluctuations, an analysis of changes in average balances is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
THREE MONTHS ENDED MARCH 31
(000 OMITTED)

    ASSETS                                    1997          1996
Securities available for sale:
    Taxable interest income  $  21,280 $  18,027
    Nontaxable interest income       13,196    11,326
              Total available for sale
               securities    34,476    29,353

Other investments  1,353     1,206
Loans (net of unearned discounts) 110,343   102,867
Other short-term investments      3,486         3,253
              Total interest earning assets 149,658   136,679

Allowance for loan losses    (    1,642)    (    1,462)
Cash and due from banks 4,413     5,791
Bank premises and equipment  4,015     3,125
Other assets      2,337     2,897
              Total assets   $ 158,781 $ 147,030

    LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing demand deposits  $  29,341 $  25,756
Savings deposits   26,153    26,065
Time deposits 66,767    62,224
Long-term borrowings        2,594     2,342
              Total interest bearing
               liabilities   124,855   116,387


Page 10 of 13 pages


AVERAGE BALANCE SHEETS
THREE MONTHS ENDED MARCH 31
(000 OMITTED)

                                             1997            1996

Demand deposits    $  16,152 $  14,156
Other liabilities      1,930     1,577
Total liabilities  142,937   132,120
Stockholders' equity       15,844    14,910

              Total liabilities and
               stockholders' equity    $ 158,781 $ 147,030












































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

         Exhibit 27 - Financial Data Schedule

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