Form 10-Q
period 1997-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 1997-08-12
CIK 826154

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997	Commission file number:  33-18888

                   ORRSTOWN FINANCIAL SERVICES, INC.
         (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                          23-2530374
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

77 East King Street
P. O. Box 250, Shippensburg, Pennsylvania                17257
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (717) 532-6114

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Outstanding at July 31, 1997
(Common stock, no par value)                   1,025,101




















Page 1 of 14 pages













ORRSTOWN FINANCIAL SERVICES, INC.

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

	Condensed consolidated balance sheets - June 30, 1997
	  and December 31, 1996	3
	Condensed consolidated statements of income - Three months
	  ended June 30, 1997 and 1996	4
	Condensed consolidated statements of income - Six months
	  ended June 30, 1997 and 1996	5
	Condensed consolidated statements of cash flows - Six months
	  ended June 30, 1997 and 1996	6
	Notes to condensed consolidated financial statements	7 and 8

	Management's discussion and analysis of financial condition
	  and results of operations	9 - 12

PART II - OTHER INFORMATION	13

	Signatures	14



















Page 2 of 14 pages
























PART I - FINANCIAL INFORMATION


PART I - FINANCIAL INFORMATION

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                 June 30,   December 31,
                                                   1997        1996 *
	ASSETS                                     (Unaudited)

                                                      (000 Omitted)
Cash and due from banks	$   6,868	$   5,236
Interest-bearing deposits with banks	  73	1,554
Federal funds sold	2,340	2,936
Securities available for sale	40,221	33,421
Federal Home Loan Bank, Federal Reserve and
 Atlantic Central Bankers Bank Stock, at cost
 which approximates market value	983	934
Loans		117,986	108,926
Allowance for loan losses	(    1,684)	(    1,620)
			Net loans	116,302	107,306
Bank premises and equipment, net	4,369	3,916
Other assets	    2,557	    2,253

		Total assets	$ 173,713	$ 157,556

	LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
	Deposits:
		Noninterest-bearing	$  18,569	$  16,322
		Interest-bearing	  130,685	  120,937
			Total deposits	149,254	137,259
Federal funds purchased and other borrowed money	5,334	2,339
Other liabilities	    2,315	    2,102
			Total liabilities	  156,903	  141,700

STOCKHOLDERS' EQUITY
	Common stock, no par value - $ .2083 stated
	  value per share at June 30, 1997 and
	  December 31, 1996 2,000,000 shares authorized
	  with 1,025,101 shares issued at June 30, 1997
	  and 976,863 issued at December 31, 1996	214	204
	Additional paid-in capital	12,351	10,625
	Retained earnings	3,926	4,786
	Unrealized holding gain (loss), net of tax
	  $ 164 and $ 124 at June 30, 1997 and
	  December 31, 1996, respectively	      319	      241
			Total stockholders' equity	   16,810	   15,856
			Total liabilities and stockholders'
			  equity	$ 173,713	$ 157,556

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 14 pages


ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 1997 and 1996
(UNAUDITED)


                                                    1997        1996
                                                 (Unaudited) (Unaudited)
                                                      (000 Omitted)
Interest Income
	Interest and fees on loans             	$ 2,624	$    2,403
	Interest on federal funds sold          	       74	112
	Interest and dividends on investment securities	      616	452
	Interest income on deposits with banks   	       2	        27
		Total interest income            	   3,316	     2,994

Interest Expense
	Interest on deposits            	        1,339	1,249
	Interest on borrowed money	      79	        37
		Total interest expense         	   1,418	     1,286

		Net interest income             	    1,898	     1,708

Provision for loan losses                 	      45	        60

Net interest income after provision for loan
 losses                          	   1,853	     1,648

Other Income
	Service charges on deposits             	      151	106
	Other service charges                  	       86	74
	Other                                 	     153	       121
		Total other income              	     390	       301

Other Expenses
	Salaries and employee benefits          	697	675
	Net occupancy and equipment expense     	      175	145
	Other operating expense               	     382	       364
		Total other expense             	   1,254	     1,184

		Income before income taxes       	989	765

Income tax expense                        	     270	       227

		Net income                     	$    719	$      538

Weighted average number of shares outstanding	1,025,548	1,025,906

Net income per share                        	$    .70	$      .52

Cash dividends declared per share            	$    .19	$      .16

 The accompanying notes are an integral part of these condensed financial statements.
Page 4 of 14 pages


ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 1997 and 1996
(UNAUDITED)


                                                  1997           1996
                                              (Unaudited)    (Unaudited)
                                                    (000 Omitted)
 Interest Income
		Interest and fees on loans               	$  5,115	$  4,769
		Interest on federal funds sold           	       119	155
		Interest and dividends on investment
		 securities                            	      1,181	928
		Interest income on deposits with banks    	       4	      48
			Total interest income            	   6,419	   5,900

Interest Expense
		Interest on deposits           	         2,599	2,472
		Interest on borrowed money	     119	      74
			Total interest expense            	   2,718	   2,546

			Net interest income             	   3,701	   3,354

Provision for loan losses                  	      90	     120

Net interest income after provision for
  loan losses                        	   3,611	   3,234

Other Income
		Service charges on deposits              	294	205
		Other service charges                    	144	109
		Other                                   	     292	     243
			Total other income              	     730	     557

Other Expenses
		Salaries and employee benefits  	   1,396	1,275
		Net occupancy and equipment expense      	353	292
		Other operating expense                	     812	     718
			Total other expense            	   2,561	   2,285

			Income before income taxes        	1,780	1,506

Income tax expense                        	     502	     434

			Net income                    	$  1,278	$  1,072

Weighted average number of shares outstanding 	1,025,548	1,025,706

Net income per share                       	$   1.25			$   1.04

Cash dividends declared per share	$     .37	$    .32

The accompanying notes are an integral part of these condensed financial statements.
Page 5 of 14 pages


ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1997 and 1996
(UNAUDITED)
                                                1997          1996
                                             (Unaudited)   (Unaudited)
                                                  (000 Omitted)
Cash flows from operating activities:
	Net income                                	$  1,278	$  1,072
	Adjustments to reconcile net income to net
	  cash provided by operating activities:
		Depreciation and amortization                	144	125
		Provision for loan losses                 	90	120
		Other, net                              	(     131)	      20
Net cash provided by operating activities    	   1,381	   1,337

Cash flows from investing activities:
	Net (increase) decrease in interest bearing
  deposits with banks                  	   1,481	(     342)
	Purchase of investment securities       	(   8,740)	(   1,576)
	Maturities of investment securities	2,046	1,130
	Sales of investment securities             	12	2,396
	Purchases of FHLB stock	(      49)	(      65)
	Net (increase) in loans                  	(   9,086)	(   3,944)
	Purchases of bank premises and equipment -
    Net 	(     597)	(     528)
Net cash (used) by investing activities    	(  14,933)	(   2,929)

Cash flows from financing activities:
	Net increase in deposits           	           11,995	8,843
	Cash dividends paid                     	(     381)	(     332)
	Cash paid in lieu of fractional dividends	(      21)	0
	Proceeds from long-term debt	3,000	0
	Payments on debt                  	(       5)	(       5)
Net cash provided by financing activities    	  14,588	   8,506

Net increase in cash and cash equivalents      	1,036	6,914

Cash and cash equivalents, beginning balance 	   8,172	   6,647

Cash and cash equivalents, ending balance	$  9,208	$ 13,561

Supplemental disclosure of cash flows information:
	Cash paid during the period for:
		Interest                                  	$  2,414	$  2,462
		Income taxes                               	452	413

Supplemental schedule of noncash investing and financing activities:
	Unrealized gain (loss) on investments available for
   sale (net of deferred taxes of $ 40 and $ 321
   at June 30, 1997 and 1996, respectively)	78	(     622)
	5% stock dividend issued May, 1997	1,736	0

The accompanying notes are an integral part of these condensed financial statements.
Page 6 of 14 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)
Note 1. Basis of Presentation

	The financial information presented at and for the three months ended and six months ended June 30, 1997 and 1996 is unaudited. Information presented at December 31, 1996 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

	Earnings per share of common stock for the period ended
	June 30, 1996 were computed based on an average of 989,389 shares after giving retroactive recognition to the 5% stock dividend, issued in May, 1997.

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

	Management has classified all investments securities as "available for sale". At June 30, 1997 fair value exceeded amortized cost by $ 483,000. This resulted in an increase in stockholders' equity of $ 319,000 after recognizing the tax effects of the unrealized gains. At December 31, 1996, fair market value exceeded amortized cost by $ 365,000 resulting in an increase in stockholders' equity of $ 241,000 after recognizing the tax effects of the unrealized gains.















Page 8 of 14 pages


ORRSTOWN FINANCIAL SERVICES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Net after tax income for the first six months of 1997 was $ 1,278,000 compared to $ 1,072,000 for the same period in 1996 representing an increase of $ 206,000 or 19.2%. Net income on an adjusted per share basis for the first six months was $ 1.29 up $ .21 from the $ 1.08 per share realized during the six months ended
June 30, 1996.

RESULTS OF OPERATIONS

Second Quarter 1997 vs. Second Quarter 1996

	Interest income for the second quarter of 1996 was $ 3,316,000 compared to $ 2,994,000 as of June 30, 1996, for an increase of $ 322,000. The increase is due primarily to an increase in loan volumes.

	Interest expense for the current quarter was $ 1,418,000, an increase of $ 132,000 over the $ 1,286,000 for the same period of the prior year. Deposit volumes continued to increase during the second quarter with the growth being concentrated in interest bearing transaction accounts. Average rates have decreased over those paid in the second quarter of 1996.

	Net interest income for the second quarter of 1997 totaled $ 1,898,000, up $ 190,000 from the second quarter of 1996.

Six Months 1997 vs. Six Months 1996

	For the six months ended June 30, 1997, interest income was $ 6,419,000, an increase of $ 519,000 over the $ 5,900,000 of the six months ended June 30, 1996. The increase is largely due to an increase in loan volumes. Gross loans at June 30, 1997 stood at $ 116,302,000 compared to $ 106,767,000 as of June 30, 1996.

	Interest expense for the first six months of 1997 was $ 2,718,000 compared to $ 2,546,000 for the same period in 1996 representing a 6.7% increase. The corporation realized growth in all deposit categories through June 30, 1997. However, the most significant increases occurred in noninterest bearing demand deposit accounts, and interest bearing transaction accounts. Average rates paid have decreased slightly compared to those paid in the second quarter of 1996 resulting in a smaller increase in interest cost than was experienced as of June 30, 1996.

	Net interest income for the first half of 1997 totaled
$ 3,701,000, up $ 347,000 from the first half of 1996. Management continuously monitors liquidity and interest rate risk through its ALCO reporting and reprices products in order to maintain desired net interest margins.



Page 9 of 14 pages


OTHER INCOME

Second Quarter 1997 vs. Second Quarter 1996

	Noninterest income increased from $ 301,000 in 1996 to $ 390,000 in 1997. The increase was primarily due to increases in trust department fees and service charges on deposit accounts.

Six Months 1997 vs. Six Months 1996

	Noninterest income for the first six months of 1997 was $ 730,000 compared to $ 557,000 in 1996. Increases occurred in trust fees and in service charges on deposits as the volume of transaction accounts continues to grow.

OTHER EXPENSES

Second Quarter 1997 vs. Second Quarter 1996

	Other operating expenses totaled $ 1,254,000 as of June 30, 1997, an increase of $ 70,000 over the $ 1,184,000 recorded for June 30, 1996. Employee related expenses were up 3.2% over the second quarter 1996. Net occupancy increased $ 30,000 primarily due to increases in depreciation expense and equipment maintenance as the result of new branch expansions. Other expenses increased 4.9% over the prior year.

Six Months 1997 vs. Six Months 1996

	Other operating expenses for the first six months of 1997 reflect a $ 276,000 increase over the same period in 1996. Employee related expenses increased 9.5% as a result of normal salary increases and the addition of staff to accommodate branch expansions. Net occupancy increased $ 61,000 largely due to increases in depreciation expense and equipment maintenance as corporate facilities are expanded.

INCOME TAXES

	The effective income tax rate for the second quarter 1997 was 28.2% compared to 28.8% for the same period for 1996.

FINANCIAL CONDITION

	Total assets at June 30, 1997 were $ 173,713 a 10.2% increase over December 31, 1996. Gross loans at June 30, 1997 totaled
$ 117,986,000, an increase of $ 9,060,000 over the $ 108,926,000 level at December 31, 1996.









Page 10 of 14 pages


PROVISION AND ALLOWANCE FOR LOAN LOSSES

	The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):

                                 Quarter Ended        Six Months Ended
                                    June 30               June 30
                                 1997     1996        1997      1996

	Balance, beginning of
	  period	$ 1,657	$ 1,475	$ 1,620	$ 1,433
	Recoveries	1	7	1	11
	Provision for loan loss
	  charged to income	     45	     60	     90	    120
		Total	1,703	1,542	1,711	1,564
	Losses		     19	     23	     27	     45
	Balance, end of period	$ 1,684	$ 1,519	$ 1,684	$ 1,519

	In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio.

	Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30 (in thousands):

                                  90 Days or More
                                      Past Due       Nonaccrual Status
                                  1997       1996    1997        1996

	Real estate mortgages	$  15	$ 39	$  0	$  0
	Installment loans	94	33	16	32
	Demand and time loans	567	0	0	16
	Credit card	   20	   8	    0	   0
		Total	$ 696	$ 80	$ 16	$ 48

	There were no restructured loans for any of the time periods set forth above.

	Total deposits increased to $ 149,254,000 at June 30, 1997 compared to $ 137,259,000 at December 31, 1996. Increases occurred primarily in noninterest bearing demand deposits and interest bearing transaction accounts.

	Total equity at June 30, 1997 was $ 16,810,000 representing 9.7% of total assets. This is a $ 954,000 increase from the company's capital position at December 31, 1996.

	A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at June 30, 1997 is as follows:








Page 11 of 14 pages


                               Orrstown Financial   Regulatory Minimum
                                   Services            Requirements

Leverage ratio	9.7%	4%

Risk based capital ratios:
	Tier I (core capital)	12.93%	4%
	Combined tier I and tier II
	 (core capital plus allowance
 	 for loan losses)	14.29%	8%

BALANCE SHEET ANALYSIS

			The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one-day fluctuations, an analysis of changes in average balances is provided to give a better indication of balance sheet trends.

AVERAGE BALANCE SHEETS
Six Months Ended June 30
(000 Omitted)
	ASSETS                                   1997            1996
Securities available for sale:
	Taxable securities	$  21,699	$  18,744
	Nontaxable securities	   14,534	   10,263
			Total available for sale
			 securities	36,233	29,007

Other investments	1,378	1,106
Loans (net of unearned discounts)	112,580	103,830
Other short-term investments	    4,470	   5,875
			Total interest earning assets	154,661	139,818

Allowance for loan losses	(    1,661)	(    1,479)
Cash and due from banks	4,668	6,216
Bank premises and equipment	4,100	3,222
Other assets	    2,546	    2,194
			Total assets	$ 164,314	$ 149,971

	LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing demand deposits	$  32,251	$  26,685
Savings deposits	25,931	26,433
Time deposits	67,026	63,097
Long-term borrowings	    3,964	    2,341
			Total interest bearing
			 liabilities	129,172	118,556

Demand deposits	17,065	14,960
Other liabilities	    1,946	    1,617
Total liabilities	148,183	135,133
Stockholders' equity	   16,131	   14,838
			Total liabilities and
			 stockholders' equity	$ 164,314	$ 149,971


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
				(Robert B. Russell,
				 Controller) (Chief Accounting
				 Officer)






























Page 14 of 14 pages