Form 10-Q
period 1997-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 1997-11-14
CIK 826154

FORM 10 - Q



                             SECURITIES AND EXCHANGE COMMISSION
                                          WASHINGTON, D.C.  20549



                             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended        September 30, 1997
Commission file number:       33-18888



                                          ORRSTOWN FINANCIAL SERVICES, INC.
                     (Exact name of registrant as specified in its charter)




Commonwealth of Pennsylvania                                     23-2530374
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)



 77 East King Street                                              17257
 P.O. Box 250, Shippensburg, Pennsylvania                    (Zip Code)
(Address of principal executive offices)


  Registrant's telephone number, including area code:        (717) 532-6114



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       X
        YES      ---------------                           N--------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date.


                Class                         Outstanding at October 31, 1997
      (Common stock, no par value)                      1,025,094































                  ORRSTOWN FINANCIAL SERVICES, INC.

                               INDEX



                                                                        Page
Part I - FINANCIAL INFORMATION
Item 1.            Financial statements ( unaudited )
         Condensed consolidated balance sheets - September 30, 1997
               and December 31, 1996                                        3
         Condensed consolidated statements ofThree months
               ended September 30, 1997 and 1996                            4
         Condensed consolidated statements of income - Nine months
               ended September 30, 1997 and 1996                            5
         Condensed consolidated statements of cash flows - Nine months
               ended September 30, 1997 and 1996                            6
         Notes to condensed consolidated financial statements          7 - 8
Item 2.  Management's discussion and analysis of financial condition
               and results of operations                               9 -12

PART II - OTHER INFORMATION                                                13

Signatures                                                                 14






































































                           PART I - FINANCIAL INFORMATION

































































                               PART I - FINANCIAL INFORMATION
                               Item 1. Financial Statments

                               ORRSTOWN FINANCIAL SERVICES, INC.
                  AND ITS WHOLLY -  OWNED SUBSIDIARY, ORRSTOWN BANK


                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


                                                  September 30,   December 31,
                                                     1997           1996*
                                                 (Unaudited)
ASSETS                                                  (000 Omitted)
Cash and due from banks                             4,876           5,236
Interest - bearing deposits with banks                 22           1,554
Federal funds sold                                      4           2,936
Securities available for sale                      43,239          33,421
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                     983             934
Loans                                              122,782        108,926
Allowance for loan losses                           (1,691)        (1,620)
                                               -----------     -----------
                      Net Loans                    121,091         107,306
Bank premises and equipment, net                     4,721           3,916
Other assets                                         2,383           2,253
                                               -----------     -----------
           Total assets                            177,319         157,556
                                               ===========     ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
            Noninterest - bearing                 17,489            16,322
            Interest - bearing                    134,348          120,937
                                              -----------      -----------
                     Total deposits              151,837           137,259
Federal funds purchased and other borrowed money   5,334             2,339
Other liabilities                                  2,468             2,102
                                              -----------      -----------
                   Total liabilities              159,639          141,700
                                              -----------      -----------

STOCKHOLDERS' EQUITY
 Common stock, no par value - $ .2083 stated
  value per share at September 30, 1997 and
  December 31, 1996,  2, 000, 000 shares authorized
  with 1, 025,094 shares issued at September 30, 1997
  and 976, 863 issued at December 31, 1996           214             204
Additional paid - in capital                      12,351          10,625
Retained earnings                                  4,449           4,786
Unrealized holding gain, net of tax
       $ 343 and $ 124 at September 30, 1997 and
       December 31, 1996, respectively               666             241
                                             -----------     -----------
              Total stockholders' equity         17,680           15,856
                                             -----------     -----------
              Total liabilities and stockholders'
                 equity                         177,319          157,556
                                            ===========      ===========

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.





















                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Three Months Ended September 30, 1997 and 1996
                                       (UNAUDITED)


                                                  1997                1996
                                               (Unaudited)        (Unaudited)
                                                       (000 Omitted)

Interest Income
  Interest and fees on loans                      2,764               2450
  Interest on federal funds sold                     44                104
  Interest and dividends on investment securities   666                479
  Interest income on deposits with banks              0                 21
                                              ---------          ---------
         Total interest income                    3,474              3,054

Interest Expense
    Interest on deposits                          1,421              1,251
    Interest on borrowed money                       83                 46
                                              ---------          ---------
        Total interest expense                    1,504              1,297
                                              ---------          ---------

       Net interest income                        1,970              1,757
                                              ---------          ---------

 Provision for loan losses                           45                 60
                                              ---------          ---------

Net interest income after provision for loan
  losses                                          1,925              1,697
                                              ---------          ---------

Other Income
     Service charges on deposits                    155                119
     Other service charges                           81                 67
     Other income                                   115                131
     Net gains on available  for  sale
      securities                                      5                  1
                                               ---------          ---------
             Total other income                      356                318
                                               ---------          ---------

Other Expenses
       Salaries and employee benefits                707                602
       Net occupancy and equipment expense           170                153
       Other operating expense                       420                379
                                                ---------          ---------

          Total other expense                      1,297              1,134
                                                ---------          ---------

          Income before income taxes                 984                881

Income tax expense                                   256                273
                                                ---------          ---------

             Net income                              728                608
                                                =========          =========

Weighted average number of shares outstanding   *********          *********

Net income per share                                 .71                .60

Cash dividends declared per share                    .20                .17


The accompanying notes are an integral part of these condensed financial statements.














                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Nine Months Ended September 30, 1997 and 1996
                                             (UNAUDITED)


                                                  1997                  1996
                                             (Unaudited)          (Unaudited)
                                                      (000 Omitted)

Interest Income
  Interest and fees on loans                     7,879                 7,219
  Interest on federal funds sold                   163                   259
  Interest and dividends on investment securities 1,847                 1,407
  Interest income on deposits with banks             4                    69
                                             -----------          ------------
         Total interest income                   9,893                 8,954

Interest Expense
    Interest on deposits                         4,020                 3,723
    Interest on borrowed money                     202                   120
                                             -----------          ------------
        Total interest expense                   4,222                 3,843
                                             -----------          ------------

       Net interest income                       5,671                 5,111


 Provision for loan losses                         135                   180
                                              -----------          ------------

Net interest income after provision for loan
  losses                                         5,536                 4,931
                                              -----------          ------------

Other Income
     Service charges on deposits                   449                   324
     Other service charges                         225                   176
     Other income                                  407                   374
     Net gains on available for sale securities      5                     1
                                              -----------          ------------
             Total other income                  1,086                   875


Other Expenses
       Salaries and employee benefits            2,103                 1,877
       Net occupancy and equipment expense         523                   445
       Other operating expense                   1,232                 1,097
                                              -----------          ------------
          Total other expense                    3,858                 3,419
                                              -----------          ------------

          Income before income taxes             2,764                 2,387

Income tax expense                                 758                   707
                                              -----------          ------------

             Net income                           2,006                 1,680
                                              ===========          ============

Weighted average number of shares outstanding 1,025,398             1,025,706

Net income per share                               1.96                  1.64

Cash dividends declared per share                  0.57                  0.49


The accompanying notes are an integral part of these condensed financial statements.














                                         ORRSTOWN FINANCIAL SERVICES, INC.
                           AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Nine Months Ended September 30, 1997 and 1996
                                                   (UNAUDITED)



                                                  1997                  1996
                                             (Unaudited)          (Unaudited)
                                                    (000 Omitted)
Cash flows from operating activities:
   Net income                                    2,006               1,680
    Adjustments to reconcile net income to net
            cash provided by operating activities:
         Depreciation and amortization             252                 185
         Provision for loan losses                 135                 180
         Other, net                                (14)                308
                                            ----------           ---------
Net cash provided by operating activities        2,379               2,353

Cash flows from investing activities:
     Net (increase) decrease in interest bearing
          deposits with banks                    1,532                 988
    Purchase of available for sale securities  (11,818)             (5,577)
    Maturities of available for sale  securities  2,583               2,560
    Sales of available for  sale securities         12               2,397
    Net (increase) in loans                    (13,920)             (4,478)
    Purchases of bank premises and equipment    (1,026)               (909)
                                            ----------           ---------
Net cash (used) by investing activities        (22,637)             (5,019)
                                            ----------           ---------

Cash flows from financing activities:
     Net increase in deposits                   14,578               8,514
     Cash dividends paid                          (585)               (508)
     Cash paid in lieu of fractional dividends     (22)                  0
     Proceeds from long - term debt              3,000                   0
     Payments on debt                               (5)                 (5)
                                            ----------           ---------
Net cash provided by financing activities       16,966               8,001
                                            ----------           ---------

Net increase (decrease) in cash and cash
 equivalents                                   (3,292)              5,335

Cash and cash equivalents at beginning of
 period                                         8,172               6,647
                                            ----------           ---------
Cash and cash equivalents at beginning of
 period                                         4,880              11,982
                                            ==========           =========

Supplemental disclosure of cash flows information:
       Cash paid during the period for:
               Interest                         3,860               3,713
               Income Taxes                       724                 652

Supplemental schedule of noncash investing and financing activities:
    Unrealized gain (loss) on investments available for
     sale (net of deferred taxes of $ 219 and $ [ 295 ]
     at September 30, 1997 and 1996,
     respectively)                                425                (572)
        5 % stock dividend issued May,  1997    1,736                   0


The accompanying notes are an integral part of these condensed financial statements.
























                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        SEPTEMBER 30, 1997
                                     (UNAUDITED)



NOTE 1.  Basis of Presentation

         The financial information presented at and for the three months ended and nine months September 30, 1997 and 1996 is unaudited. Information presented at December 31, 1996 is condensed from audited year - end financial statements. However, unaudited information reflects all adjustments ( consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


NOTE 2.  Principles of Consolidation

         The consolidated financial statements include the accounts of the corporation and its wholly - owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated.

NOTE 3.  Cash Flows

         For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions " cash and due from banks " and " federal funds sold ". As permitted by Statement of Financial
         Accounting Standards No. 104, the corporation has elected to present the net increase or decrease in deposits in banks, loans and time deposits in the statement of cash flows.

NOTE 4.  Federal Income Taxes

         For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred income taxes are provided in the financial statements. Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations.

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































Note 6.  Changes in Common Stock

         On March 20, 1997 the Board of Directors of Orrstown Financial Services, Inc. declared a 5 % stock dividend payable May 15, 1997 to shareholders of record May 1, 1997.
         Earnings per share, dividends per share and weighted average shares outstanding references have been restated to reflect the 5 % stock dividend for all periods presented.

Note 7.  Investment Securities

         Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the corporation has the ability at the time of purchase to hold securities until maturity or on a long - term basis, they are classified as securities held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long - term basis are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

         Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific indentification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders' equity, whereas realized gains and losses flow through the corporation's operations.

         Management has classified all investments securities as "available for sale". At September 30, 1997 fair value exceeded amortized cost by $1,009,000. This resulted in an increase in stockholders' equity of $666,000 after recognizing the tax effects of the unrealized gains. At December 31, 1996, fair market value exceeded amortized cost by $ 365,000 resulting in an increase in stockholders' equity of $ 241,000 after recognizing the tax effects of the unrealized gains.

















































                                              ORRSTOWN FINANCIAL SERVICES, INC.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


       Summary

Orrstown Financial Services, Inc. recorded net income of $ 728,000 for the third quarter of 1997 compared to $ 608,000 for the same period in 1996, representing an increase of $ 120,000 or 19.7 %. Net income per share was $ .71 during 1997's third quarter up $ .11 from the $ .60 earned during 1996's third quarter.


Net income for the first nine months of 1997 was $ 2,006,000 compared to $ 1,680,000 for the same period in 1996, representing an increase of $ 326,000 or 19.4 %. Net income per share for the first nine months was $ 1.96 up $ .32 from the 1.64 per share realized during the nine months ended September 30, 1996.



The following statistics compare 1997's year to date performance to that of 1996:

                               Third Quarter         Nine Months Year to Date
                                    1997      1996         1997      1996

Return on average assets            1.65 %    1.56 %       1.59 %     1.47 %
Return on average equity           16.89 %   16.14 %      16.22 %    15.16 %
Average equity / Average assets     9.75 %    9.59 %       9.83 %     9.71 %


A more detailed discussion of the elements having the greatest impact on net income follows.


Net Interest Income

Third Quarter 1997 vs. Third Quarter 1996

Net interest income for the third quarter of 1997 was $ 1,970,000 representing a growth of $ 213,000, or 12.1 % , over the $ 1,757,000 realized during 1996's third quarter. Loan demand has been adequate to enable the loan portfolio to grow at a slightly higher rate than the total balance sheet. This loan growth coupled with liability pricing and product offerings have enabled a 14 basis point increase in net interest spread. In addition, a growth in free funds of $ 1,785,000, or 7.3 %, has enabled a 12 basis point increase in net interest margin.


Nine Months 1997 vs. Nine Months 1996


Net interest income for the first nine months of 1997 was $ 5,671,000 representing an increase of $ 560,000, or 11.0 %, over the $ 5,111,000 generated during the first nine months of 1996. Loan growth and liability pricing have contributed to a 15 basis point increase in net interest spread over the prior year's results. Free funds growth of $ 560,000, or 11.5 %, has contributed to a similar 15 basis point increase in net interest margin.


The table that follows states rates on a fully taxable equivalent basis, ( F.T.E. ) and demonstrates the aforementioned effects:


                                     THIRD QUARTER
                                    1997                         1996
( in thousands )         Avg. Balances       Rates    Avg. Balances    Rates


Interest earning assets     165,358           8.55       146,538      8.33 %
Interest bearing
 liabilities                138,978           4.27 %     121,943      4.19 %
                          ---------      ---------    ----------    --------

Free Funds                   26,380                       24,595
                          =========                   ==========

Net interest income           1,970                        1,757
                          =========                   ==========
Net interest spread
 ( F.T.E. )                   4.28 %                        4.14 %
                          =========                    ========

Free funds ratio             15.95 %                       16.78 %
                          =========                   ==========
Net interest margin
 ( F.T.E )                   4.96 %                        4.84 %
                          =========                   =========

                                 Nine Months Year to Date
                                  1997                          1996
(in thousands)         Avg. Balances      Rates      Avg. Balances     Rates

Interest earning assets    158,002        8.57%         142,619        8.44%
Interest bearing
 liabilities               132,441        4.25%         119,686        4.27%
                         _________      ______          _______        _____

Free Funds                 25,561                        22,933
                         =========                      ========

Net interest income         5,671                         5,111
                         =========                      ========

Net interest spread
  (F.T.E.)                                4.32%                        4.17%
                                        =======                       ======

Free funds ratio           16.18%                        16.08%
                         ========                       =======

Net interest margin
 (F.T.E.)                                5.01%                         4.86%
                                        ======                        ======




Other Income and Other Expenses

Third Quarter 1997 vs. Third Quarter 1996


Other income increased $ 38,000, or 11.9 %, from $ 318,000 during the third quarter of 1996 to $ 356,000 during the third quarter of 1997. Increases in service charges on deposit accounts accounted for $ 36,000 of the increase generated by a revised service fee schedule and growth in the deposit base.

Other expense rose $ 163,000, or 14.47 %, from $ 1,134,000 for third quarter 1996 to $ 1,297,000 for 1997's third quarter. Salary and benefit increases contributed $ 105,000 of the growth. All expense categories grew due to general growth of the bank plus the opening of a sixth branch office during January 1997 in Carlisle, Pennsylvania and preliminary planning and staffing for the opening of a seventh branch office during November, 1997 in Chambersburg, Pennsylvania. Robust loan and deposit growth plus the addition of these two banking facilities have contributed to increases in all noninterest expense categories.



Nine Months 1997 vs. Nine Months 1996

Other income increased $ 211,000, or 24.1 %, to $ 1,086,000 from $ 875,000 a year ago. A $ 125,000, or 14.3 %, increase in service charges on deposit account plus a $ 75,000, or 26.5 %, increase in trust department income were the primarily contributors to this growth. Other expenses rose $ 439,000, or 12.8 %, from $ 3,419,000 during the first nine months of 1996 to $ 3,858,000 for the same period of 1997. All categories of noninterest expense rose due to the aforementioned growth plus the addition of two new branch locations during 1997. Staff increases contributed to growth in salaries and benefits of $ 226,000, the largest single component of increase.

Income Tax Expense

Income tax expense decreased $ 17,000, or 6.2 %, during 1997's third quarter versus third quarter 1996. Income tax expense rose $ 51,000, or 7.2 % for the first nine months of 1997 versus the same period a year ago. The primary factor driving the change in income tax expense is a 97 % increase in the municipal bond portfolio from $ 8,933,000 at September 30, 1996 to
$ 17,609,000 at September 30,1997.  This increase in tax exempt investing has reduced effective federal income tax rates as follows:
                              Third Quarter          Nine Months Year to Date
                             1997      1996            1997             1996
Effective income tax rate   26.0 %     31.0 %          27.9 %          29.6 %

The margined federal income tax bracket is 34 % for all periods presented.













































PROVISION AND ALLOWANCE FOR LOAN LOSSES


The provision for loan losses and the other changes in the allowance for loan losses are shown below ( in thousands) :


                              Quarter Ended                Nine Months Ended
                              September 30                   September 30
                         1997            1996            1997          1996

Balance, beginning of
  period                 1,684           1,519           1,620         1,433
Recoveries                   0               3               1            14
Provision for loan loss
  charged to income         45              60             135           180
                     ---------        --------        --------     ---------
    Total                1,729           1,582           1,756         1,627
Losses                      38               9              65            54
                     ---------        --------        --------     ---------
Balance, end of
 period                  1,691           1,573           1,691         1,573
                    =========        ========        ========        =========

In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses exceeds 70 % at September 30, 1997.

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30 ( in thousands) :


                             90 Days or More
                                 Past Due                 Nonaccrual Status
                           1997            1996            1997         1996

Real estate mortgages         463              18             405          0
Installment loans              42              63              15          0
Demand and time loans          12               0               0         16
Credit card                     5              14               0          0
                        ---------        --------        --------  ---------
   Total                      522              95             420         16
                        =========        ========        ========  =========

There were no restructured loans for any of the time periods set forth above.

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.


































CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at September 30, 1997 is as follows:

                                   Orrstown Financial     Regulatory Minimum
                                        Services            Requirements


Leverage ratio                            9.32 %                 4 %


Risk based capital ratios:
  Tier I  (core capital)                  12.83 %                4 %
  Combined tier I and tier II
   (core capital plus allowance
   for loan losses)                       14.08 %                8 %


The robust growth experienced during 1997 has been supported by capital growth in the form of retained earnings. Equity represented 9.97 % of assets at September 30, 1997 which is down just slightly from
10.06 % at December 31, 1997.

All balance sheet fluctuations exceeding 5 % have been created by either the robust growth that has been experienced during 1997 or single day fluctuations.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the corporation's liquidity, capital resources or operations.













































































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

             None


Item 3 - Defaults Upon Senior Securities

             Not applicable


Item 4 - Submission of Matters to a Vote of Security Holders

              None


Item 5 - Other Information

             None


Item 6 - Exhibits and Reports on Form 8 - K

       (a)  Exhibits - None

      (b)  Reports on Form 8 - K - None

















































                                                SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           /s/
                                          ------------------------------------
                                          (Kenneth R. Shoemaker, President)
                                          (Duly Authorized Officer)


Date ______________________               /s/
                                          ____________________________________
                                          (Robert B. Russell, Controller)
                                          (Chief Accounting Officer)