Form 10-K
period 1997-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 1998-03-27
CIK 826154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
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

As of March 19, 1998, 1,025,094 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 48,179,418.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended
December 31, 1997 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 1997 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

Item 1.       Business.
History and Business
         Orrstown Financial Services, Inc. (OFS) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank ("Orrstown"), Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable. On March 8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown, issuing 131,455 shares of Orrstown Financial Services, Inc.'s common stock to the former Orrstown shareholders.
         Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its subsidiary, Orrstown Bank, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its seven branches are located in Shippensburg (2), Carlisle (2), Spring Run, Orrstown, and Chambersburg, Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary's officers. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown.
         Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of Orrstown, its subsidiary. On December 31, 1997, Orrstown had 72 full-time and 30 part-time employees.
Business of Orrstown
         Orrstown was organized as a state-chartered bank in 1987 as part of an agreement and plan of merger between Orrstown Financial Services, Inc. and Orrstown Bank, the predecessor of Orrstown, under which Orrstown became a wholly-owned subsidiary of Orrstown Financial Services, Inc. As indicated, Orrstown is the successor to Orrstown Bank which was originally organized in 1919.

         Orrstown is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits and granting loans. The Bank grants agribusiness, commercial and residential loans to customers in South Central Pennsylvania, principally Franklin and Cumberland Counties. The concentrations of credit by type of loan are set forth on the face of the balance sheet (page 2 of the annual report to shareholders). The Bank maintains a diversified loan portfolio and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the customer and collateral standards established in the Bank's lending policies and procedures.
         All secured loans are supported with appraisals of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided they meet acceptable standards for liquidity and marketability.
         Loans secured by equipment and/or other nonreal estate collateral normally do not exceed 70% of appraised value or cost, whichever is lower. Loans secured by real estate do not exceed 80% of the appraised value of the property which is the maximum loan to collateral value established in the Bank's lending policy. Loan to collateral values are monitored as part of the loan review, and appraisals are updated as deemed appropriate in the circumstances.
         Administration and supervision over the lending process is provided by the Bank's Credit Administration Department via loan reviews. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Credit Administration Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals.
         The Credit Administration Department continues to monitor and evaluate loan customers utilizing risk-rating criteria established in the lending policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans.

         Reports of the results of the loan reviews are submitted quarterly to the Directors' Credit Administration Committee for approval and provide the basis for evaluating the adequacy of the allowance for loan losses.
         Through its trust department, Orrstown renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law.
         As of December 31, 1997, Orrstown had total assets of approximately $ 190 million, total shareholders' equity of approximately $ 18.2 million and total deposits of approximately $ 161 million. Regulation and Supervision
         Orrstown Financial Services (OFS) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). OFS is subject to examination by the FRB and is restricted in its acquisitions, certain of which are prohibited and certain of which are subject to approval by the FRB.
         Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between OFS and its subsidiary, Orrstown Bank. As an affiliate of Orrstown Bank OFS is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by Orrstown Bank to its affiliates.

         The operations of Orrstown are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Pennsylvania Department of Banking, the Federal Reserve Board and the Federal Deposit Insurance Corporation.
         The primary supervisory authority of Orrstown is the Pennsylvania Department of Banking, who regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are designed primarily for the protection of the Bank depositors.
         Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations. See Note 14 of the Notes to Financial Statements for a discussion of the limitations on the availability of Orrstown Financial Services' subsidiary's undistributed earnings for the payment of dividends due to such regulation and other reasons.
         The Financial Institutions Reform, Recovery and Enforcement
Act of 1989 (FIRREA) provides that a financial institution insured by the Federal Deposit Insurance Corporation (FDIC) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. OFS currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.

    Regulatory authorities have issued guidelines that establish risk-based capital and leverage standards. These capital requirements of bank regulators, are discussed on pages 37 to 39 of the annual report to shareholders under "Capital Adequacy and Regulatory Matters".
Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the regulatory authorities.
 Depending upon circumstances, the regulatory agencies may require an institution to develop a "capital plan" to increase its capital to levels established by the agency.
         In 1991, the Federal Deposit Insurance Corporation
Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the Bank Insurance Fund of the FDIC by granting authority for special assessments against insured deposits through a general risk-based assessment systems. FDICIA also contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also contains provisions limiting the acceptance of brokered deposits by certain depository institutions, placing restrictions on the terms of "bank investment contracts" that may be offered by depository institutions and provisions requiring the FDIC to study the current rules applicable to the aggregation of accounts of depositors at an institution that is entitled to FDIC insurance. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.
         The earnings of Orrstown Bank, and therefore the earnings of Orrstown Financial Services, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the FDIC and the Pennsylvania Department of Banking. In addition, there are numerous governmental requirements and regulations that affect the activities of Orrstown Financial Services.
Competition
         Orrstown's principal market area consists of Franklin County and Cumberland County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Shippensburg and Carlisle, Pennsylvania.
         Orrstown, like other depository institutions, has been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance and credit card companies and other commercial banks, many of which are larger than Orrstown Bank. Orrstown Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
Item 2.       Properties.
         Orrstown Bank owns buildings in Orrstown, Pennsylvania, Shippensburg, Pennsylvania (3), Carlisle, Pennsylvania, Spring Run, Pennsylvania and Chambersburg, Pennsylvania. Offices of the bank are located in each of these buildings. In 1996 the Bank began leasing building space for a second office location in Carlisle, Pennsylvania, which opened in January 1997. One of the offices located in Shippensburg is an "Operations Center" which does not operate as a branch, but rather as an accounting office. The bank completed the renovation of a property located adjacent to the downtown office, which expanded its trust department and certain administrative facilities. In November 1997, the Bank opened its seventh office, located in Chambersburg, Pennsylvania. The Bank also owns property adjacent to the Orrstown office which it intends to hold for future expansion purposes.
Item 3.       Legal Proceedings.
         Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of Orrstown Financial Services, Inc.'s management, Orrstown Financial Services, Inc. has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Orrstown Financial Services, Inc.'s operations or financial position.
Item 4.       Submission of Matters to Vote of Security Holders.
         None
         Executive Officers of Registrant
         The following table sets forth selected information about the principal officers of the holding company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board.

                                                                  Age
                                          Held    Bank Employee  as of
    Name/Office Held                  Since       Since      3/15/98

Galen L. Myers, Chairman of Board 1989      (1)  59
Joel R. Zullinger, Vice Chairman
  of the Board     1991 (1)  49
Jeffrey W. Coy, Secretary    1988 (1)  46
Kenneth R. Shoemaker, President   1987 1986 50
Stephen C. Oldt, Executive
  Vice President   1987 1987 55
Philip E. Fague, Vice President   1990 1988 38
Robert B. Russell, Vice President
  and Treasurer    1988 1982 44

         (1) Mr. Myers, Mr. Zullinger and Mr. Coy are not employees of the Bank.

         Senior Operating Officers of the Bank

                                            Held    Bank Employee   Age
     Name/Office Held                   Since       Since     as of
                                                                 3/15/98
Kenneth R. Shoemaker, President &
  Chief Executive Officer    1987 1988 50
Stephen C. Oldt, Executive Vice
  President & Chief Operating
  Officer          1987 1987 55
Philip E. Fague, Vice President/  1990/
  Senior Trust Officer  1993 1988 38
Bradley S. Gerlach, Vice President
  Director of Sales & Marketing   1995 1995 38
Bradley S. Everly, Senior Vice    1997/
  President/Senior Loan Officer   1997 1997 46
Robert B. Russell, Vice President/     1982/
  Chief Accounting Officer   1993 1982 44
Patricia A. Corwell, Vice President
  and Assistant Secretary    1982 1954 63
James B. Dubbs, Vice President &  1983/
  Cashier/Community Office Manager     1982 1976 39
Charles E. Ferguson, Vice President
  Human Resource Manager     1995 1995 61
Barbara E. Brobst, Vice President &
  Trust Officer    1997 1997 39

Part II

Item 5.       Market for Registrant's Common Stock and Related Security
Holder               Matters.

         Orrstown Financial Services, Inc.'s common stock is not traded on a national securities exchange, but is traded inactively through the local and over the counter local markets. At December 31, 1997, the approximate number of shareholders of record was approximately 1,600. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

                      Market          Cash          Market       Cash
                       Price        Dividend        Price      Dividend
Dividend (1)                  1997                         1996
                  High      Low                High     Low

First Quarter $ 34.29   $ 32.28   $ .181    $ 30.48   $ 28.57   $ .162
Second Quarter     40.00     34.29     .190 31.43     30.48     .162
Third Quarter 42.00     40.00     .200 32.38     31.43     .171
Fourth Quarter     45.00     42.00     .310 32.38     32.38     .181

    (1)  Note:     Cash dividends per share prior to the 2nd quarter of
1997 have been restated after giving retroactive recognition to a 5% stock dividend issued May 15, 1997.

         See Note 14 to the financial statements for restrictions on the payment of dividends.
-9-


Item 6.       Selected Financial Data.

         The selected five-year financial data on page 21 of the annual shareholders' report for the year ended December 31, 1997 is incorporated herein by reference.
Item 7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations, on pages 23 through 39 of the annual shareholders' report are incorporated herein by reference.
Item 8.       Financial Statements and Supplementary Data.
         The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 39 of the annual shareholders report for the year ended December 31, 1997 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS


                                                  1997 Versus 1996
                                                 Increase (Decrease)
                                                   Due to Change in

                                                                        Total
                                             Average     Average       Increase
                                              Volume       Rate
(Decrease)
     (000 omitted)
Interest Income
    Loans (net of unearned discounts)  $ 1,062   ($  12)   $ 1,050
    Taxable investment securities 285  6    291
    Nontaxable investment securities   563  (   57)   506
    Other short-term investments  (    229)     9     (    220)
         Total interest income      1,681   (   54)     1,627

Interest Expense
    Interest bearing demand      245     130          375
    Savings deposits         (     41) (    4)   (     45)
    Time deposits  207  (   23)   184
    Short-term borrowings         12   0          12
    Long-term borrowings         180   (   23)        157
         Total interest expense       603      80         683

         Net interest income           $   944

                                                  1996 Versus 1995
                                                 Increase (Decrease)
                                                   Due to Change in

                                                            Total
                                             Average       Average    Increase
                                              Volume         Rate    (Decrease)
    (000 omitted)
Interest Income
    Loans (net of unearned discounts)  $   750   ($ 113)   $   637
    Taxable investment securities 150  100    250
    Nontaxable investment securities      131    (   22)      109
    Other short-term investments      481   (  293)       188
         Total interest income       1,512  (  328)     1,184

Interest Expense
    Interest bearing demand       63      1      64
    Savings deposits         73      (   40)     33
    Time deposits  579  (   44)   535
    Short-term borrowings       (     44)   0       (     44)
    Long-term borrowings     (      1)    10          92
         Total interest expense       670   (   73)       597

         Net interest income           $   587

              Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    The following table shows the maturities of investment securities at book value as of December 31, 1997, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34%
 federal
income tax rate.

                              After 1 year   After 5 years
                    Within     but within      but within     After
                    1 year      5 years         10 years    10 years      Total


(000 omitted)

Bonds:
    U. S. Treasury
         Book value     $ 1,743   $ 8,030   $ 1,064   $     0   $ 10,837
         Yield     5.92%     6.24%     6.06%     0%   6.17%

    U. S. Government
     agencies
         Book value     0    0    2,000     0    2,000
         Yield     0%   0%   7.42%     0%   7.42%

    State and municipal
         Book value     0    1,784     2,839     12,988    17,611
         Yield     0%   9.09%     10.25%    8.78%     8.83%

    Total book
     value    $ 1,743   $ 9,814   $ 5,903   $ 12,988  $ 30,448

    Yield        5.92%    6.76%     8.54%     8.78%      7.79%

Mortgage-backed
 securities:
    Total book value                        $ 13,812

         Yield                            7.01%


Equity Securities:
    Total book value                        $    480

         Yield                            3.0%

    Total Investment Securities                  $ 44,740

         Yield                             8.02%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO


    The following table presents the loan portfolio at the end of each of the last five years:

                             1997        1996      1995        1994      1993
    (000 omitted)

Commercial, financial
 and agricultural  $  10,275 $   8,401 $   8,211 $  6,970  $  5,281
Real estate -
 Construction 5,961     4,304     5,706     5,038     3,758
Real estate - Mortgage  97,074    82,687    75,731    68,458    57,278
Installment and other
 personal loans (net of
 unearned discount)        15,021    13,534    13,209     10,373        9,257
   Total loans     $ 128,331 $ 108,926 $ 102,857 $ 90,839  $ 75,574

         Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments and credit cards) at December
 31,
1997:

                               Under One       One to       Over Five
                                  Year       Five Years       Years      Total

        (000 omitted)

Commercial, financial
 and agricultural  $ 1,611   $ 1,932   $  6,732  $ 10,275
Real estate - Construction       826       989      4,146     5,961
    Total          $ 2,437   $ 2,921   $ 10,878  $ 16,236

         The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1997:

                                    Fixed Rate             Variable
                                      Loans               Rate Loans
        (000 omitted)

Due within one year     $  8,467  $ 76,543
Due after one but within
 five years        22,251    0
Due after five years      21,070         0
    Total          $ 51,788  $ 76,543

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

                                          Years Ended December 31


                               1997      1996      1995        1994     1993
  (000 omitted)

Average total loans
 outstanding (net of
 unearned income)  $ 117,403 $ 105,779 $ 97,662  $ 81,740  $ 72,576

Allowance for loan
 losses, beginning
 of period    $   1,620 $   1,433 $  1,200  $  1,125  $  1,042
Additions to provision
 for loan losses
 charged to operations  215  240  270  71   121
Loans charged off
 during the year
    Commercial     1    20   0    0    17
    Personal credit lines    32   17   3    1    3
    Installment          50        31        48         7        31
      Total charge-off's           83        68        51         8        51

Recoveries of loans
 previously charged off:
    Commercial     2    3    0    0    0
    Installment    12   12   14   12   13
    Personal credit
     lines            1        0         0         0         0
      Total recoveries         15       15        14        12        13

Net loans charged off
 (recovered)         68       53        37  (       4)           38

Allowance for loan
 losses, end of
 period  $   1,767 $  1,620  $  1,433  $  1,200  $  1,125

Ratio of net loans
 charged off to
 average loans
 outstanding      .06%     .05%       .04%     0.0%       .05%

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

                    1997        1996        1995        1994         1993

(000 omitted)

Nonaccrual loans   $   473   $    14   $   132   $    27   $     0

Accrual loans:
    Restructured   $     0   $     0   $     0   $     0   $     0
    30 through 89
     days past due 2,398     1,976     1,949     1,553     1,468
    90 days or
     more past due     657       203       417       155       150
         Total accrual
          loans    $ 3,055   $ 2,179   $ 2,366   $ 1,708   $ 1,618

         See Note 7 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three
years, and discussion concerning impaired loans at December 31, 1997.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY


    The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate
and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in
any category:

                                           Years Ended December 31

                                     1997                        1996

                                        Percentage                  Percentage
                           Allowance    of Loans to     Allowance  of Loans to
                             Amount     Total Loans       Amount   Total Loans

    (000 omitted)

Commercial, financial
  and agricultural $    31   8.00%     $   125        7.71%
Commercial, real estate
  secured     354  35.00     0    0.00
Real estate -
  Construction     0    4.64 64   3.95
Real estate -
  Mortgage    188  40.64     1,229      75.91
Installment       12     11.72        202    12.43
Unallocated     1,182              0     0.00
   Total $ 1,767   100.00%   $ 1,620   100.00%



                                        Years Ended December 31

                                   1995                         1994


                                       Percentage                   Percentage
                           Allowance   of Loans to      Allowance  of Loans to
                            Amount     Total Loans        Amount   Total Loans

    (000 omitted)

Commercial, financial
  and agricultural $   114     7.98%   $   113     9.42%
Commercial - Real estate
  secured     0    0.0  0    0.0
Real estate -
  Construction     80   5.55 67   5.58
Real estate -
  Mortgage    1,055     73.63     844  70.33
Installment       184    12.84        176    14.67
Unallocated         0     0.00          0     0.00
   Total $ 1,433   100.00%   $ 1,200   100.00%

                                         Year Ended December 31

                                                   1993

                                                           Percentage
                                      Allowance            of Loans to
                                       Amount              Total Loans

  (000 omitted)

Commercial, financial
  and agricultural $    78   6.99%
Commercial - Real estate
  secured     0    0.00
Real estate -
  Construction     56   4.97
Real estate -
  Mortgage    853  75.79
Installment                           138    12.25
Unallocated         0     0.00
   Total $ 1,042   100.00%


ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS


    The average amounts of deposits are summarized below:


                                                  Years Ended December 31

                                              1997          1996         1995

   (000 omitted)

Demand deposits    $  17,665 $  16,078 $  13,833
Interest bearing demand deposits  37,535    27,601    25,048
Savings deposits   24,568    26,555    24,200
Time deposits    68,161    63,767    53,350
   Total deposits  $ 147,929 $ 134,001 $ 116,431

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1997:

                   Maturity                                   (000 omitted)

    Certificates of Deposit
         Three months or less     $ 3,410
         Over three months through
          six months    2,543
         Over six months through
          twelve months 4,082
         Over twelve months       200
                   $ 10,235

RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)


    The following table presents a summary of significant earnings and capital ratios: (dollar amounts in thousands)

                                              1997         1996         1995

    Average assets $ 172,366 $ 153,145 $ 135,648
    Net income     $   2,606 $   2,248 $   1,954
    Average equity $  16,956 $  15,076 $  13,570
    Cash dividends paid $     903 $     694 $     613
    Return on assets    1.51%     1.47%     1.44%
    Return on equity    15.37%    14.90%    14.40%
    Dividend payout ratio    34.65%    30.90%    30.7%
    Equity to asset ratio    9.84%     9.8% 10.0%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED SUMMARY OF OPERATIONS

                                        Years Ended December 31
                             1997      1996        1995        1994       1993
   (000 omitted)
Interest income    $ 13,450  $ 12,018  $ 10,829  $ 8,571   $ 8,250
Interest expense      5,822     5,139     4,542    3,241     3,129
Net interest income     7,628     6,979     6,287     5,330     5,121
Provision for loan
 losses       215       240       270       71       121
         Net interest
          income after
          provision for
          loan losses   7,413     6,639     6,017     5,259     5,000

Other income:
    Trust     490  384  297  185  157
    Service charges -
     Deposits 601  477  375  349  308
    Other service charges,
     collection and
     exchange, charges,
     commission fees    341  258  218  180  163
Other operating
 income (loss)          119      121         45      146   (     26)
         Total other
          income      1,551    1,240        935      860       602

Income before
 operating expense 8,964     7,879     6,952     6,119     5,602

Operating expenses:
    Salaries and
     employees benefits 2,901     2,621     2,326     2,115     1,908
    Occupancy and
     equipment expense  764  665  559  486  405
    Other operating
     expenses    1,719    1,507      1,371    1,363     1,280
         Total operating
          expenses    5,384    4,793      4,256    3,964     3,593

Income before income
 taxes   3,580     3,086     2,696     2,155     2,009
Income tax         974      838        742      520       525
         Net income
          applicable to
          common stock  $  2,606  $ 2,248   $   1,954 $ 1,635   $ 1,484
Per share data:
    Earnings per common
     share    $  2.54   $ 2.19    $  1.91   $ 1.59    $ 1.45
    Cash dividend -
     Common   $   .88   $  .68    $   .58   $  .50    $  .45
    Weighted average
     number of common
     shares   1,025,323 1,025,706 1,026,307 1,026,307 1,026,812

Item 9.  Disagreements on Accounting and Financial Disclosures.

         Not applicable.

PART III
    The information required by Items 10, 11, 12 and
13 is incorporated by reference from Orrstown Financial
Services, Inc.'s definitive proxy statement for the 1998
Annual Meeting of Shareholders filed pursuant to Regulation
14A.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports of Form 8-K.
    (a) (1) - List of Financial Statements
    The following consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended
December 31, 1997, are incorporated by reference in Item 8:
         Consolidated balance sheets - December 31,
         1997 and 1996
         Consolidated statements of income - Years ended December 31, 1997, 1996 and 1995
         Consolidated statements of stockholders' equity - Years ended December 31, 1997, 1996, and 1995
         Consolidated statements of cash flows - Years ended December 31, 1997, 1996, and 1995
         Notes to consolidated financial statements -
         December 31, 1997
    (2)  List of Financial Statement Schedules
         Schedule I - Changes in net interest income tax equivalent yields
         Schedule II - Investment portfolio
         Schedule III - Loan portfolio

         Schedule IV - Summary of loan loss experience
         Schedule V - Nonaccrual, delinquent and
           impaired loans
         Schedule VI - Allocation of allowance for loan losses
         Schedule VII - Deposits and return on equity and assets
         Schedule VIII - Consolidated summary of
           operations
    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
    (3)  Listing of Exhibits
         Exhibit (3) (i) Articles of incorporation
         Exhibit (3) (ii) Bylaws
         Exhibit (4) Instruments defining the rights of security holders including indentures
         Exhibit (13)  Annual report to security
         holders
         Exhibit (21)  Subsidiaries of the registrant
         Exhibit (27)  Financial data schedule
    All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (b)  Reports on Form 8-K filed
         None.
    (c)  Exhibits
         (3)(i)    Articles of incorporation. Incorporated
                   by reference to Exhibit 3.1 to the
                   Registrant's Registration Statement on
                   Form S-4, Registration No. 33-18888.
               (ii) By-laws.  Incorporated by reference
                   to Exhibit 3.2 to the Registrant's
                   Registration Statement on Form S-4,
                   Registration No. 33-18888.
         (4)  Instruments defining the rights of
                   security holders including indentures.
                   The rights of the holders of Registrant's common stock are contained in:
                   (i)  Articles of Incorporation of Orrstown
                        Financial Services, Inc., filed as
                        Exhibit 3.1 to Registrant's
                        Registration Statement on Form S-4
                        (Registration No. 33-18888).
                   (ii) By-laws of Orrstown Financial
                             Services, Inc., filed as Exhibit 3.2
                             to the Registrant's Registration
                             Statement on Form S-4 (Registration
                             No. 33-18888).
         (13) Annual report to security holders - filed herewith

         (21) Subsidiaries of the registrant - filed herewith
         (27) Financial data schedule - filed herewith
    (d)  Financial statement schedules
         The following financial statement schedules required under Article 9 Industry Guide 3 have been included on pages 11 to 18 under Item 8 of this report:
         Schedule I - Changes in net interest income tax equivalent yields.
         Schedule II - Investment portfolio
         Schedule III - Loan portfolio
         Schedule IV - Summary of loan loss experience
         Schedule V - Nonaccrual delinquent and
         impaired loans
         Schedule VI - Allocation of allowance for loan losses
         Schedule VII - Deposits and return on equity and assets
         Schedule VIII - Consolidated summary of
         operations

SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ORRSTOWN FINANCIAL SERVICES, INC.
                                              (Registrant)

                                  By  /s/ Kenneth R. Shoemaker
                      Kenneth R. Shoemaker, President
Dated:  March _____, 1998              (Duly authorized officer)

                             By ______________________________
            Robert B. Russell, Controller
                              (Principal Accounting Officer)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                   Title             Date

/s/ Kenneth R. Shoemaker     President and  March  26 , 1998
Kenneth R. Shoemaker    Director

/s/ Anthony F. Ceddia        Director  March  26 , 1998
Dr. Anthony F. Ceddia

/s/ Robert T. Henry          Director  March  26 , 1998
Robert T. Henry

/s/ Gregory A. Rosenberry    Director  March  26 , 1998
Gregory A. Rosenberry

/s/ Joel R. Zullinger        Vice Chairman of the     March  26 , 1998
Joel R. Zullinger                 Board and Director

/s/ Jeffrey W. Coy                Secretary and Chairman   March  26 , 1998
Jeffrey W. Coy     of Executive Committee
    and Director

/s/ Ned R. Fogelsonger       Director                 March  26 , 1998
Ned R. Fogelsonger

/s/ Galen L. Myers                Chairman of the          March  26 , 1998
Galen L. Myers                    Board and Director

/s/ Denver L. Tuckey________ Director  March  26 , 1998
Denver L. Tuckey

/s/ Andrea Pugh_____________ Director  March  26 , 1998
Andrea Pugh

                                                             EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT



1.       Orrstown Bank, Orrstown, Pennsylvania; a state-chartered bank organized under the Pennsylvania Banking Code of 1965.