Form 10-Q
period 1998-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 1998-05-15
CIK 826154

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998   Commission file number:  33-18888

                   ORRSTOWN FINANCIAL SERVICES, INC.
         (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                          23-2530374
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

77 East King Street
P. O. Box 250, Shippensburg, Pennsylvania                17257
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (717) 532-6114

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Outstanding at April 30, 1998
(Common stock, no par value)                   1,025,094

Page 1 of 14 pages













ORRSTOWN FINANCIAL SERVICES, INC.

INDEX




                                                                  Page

PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets - March 31, 1998
      and December 31, 1997  3
    Condensed consolidated statements of income - Three months
      ended March 31, 1998 and 1997    4
    Condensed consolidated statements of comprehensive income -
      Three months ended March 31, 1998 and 1997 5
    Condensed consolidated statements of cash flows - Three months
      ended March 31, 1998 and 1997    6
    Notes to condensed consolidated financial statements   7 and 8

    Management's discussion and analysis of financial condition
      and results of operations   9 - 12

PART II - OTHER INFORMATION  13

    Signatures     14



















Page 2 of 14 pages
























PART I - FINANCIAL INFORMATION


PART I - FINANCIAL INFORMATION

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                 March 31,  December 31,
                                                   1998        1997 *
    ASSETS                                     (Unaudited)

                                                      (000 Omitted)
Cash and due from banks $   6,702 $   5,963
Interest-bearing deposits with banks     128     16
Federal funds sold 7,998     2,858
Securities available for sale     49,242    46,208
Federal Home Loan Bank, Federal Reserve and
 Atlantic Central Bankers Bank Stock, at cost
 which approximates market value  983  983
Loans         133,202   128,331
Allowance for loan losses    (    1,846)    (    1,767)
              Net loans 131,356   126,564
Bank premises and equipment, net  5,070     5,130
Other assets      2,678     2,520

         Total assets   $ 204,157 $ 190,242

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits:
         Noninterest-bearing $  20,459 $  17,649
         Interest-bearing      150,308   142,931
              Total deposits 170,767   160,580
Federal funds purchased and other borrowed money 11,886    8,569
Other liabilities      3,022     2,828
              Total liabilities     185,675   171,977

STOCKHOLDERS' EQUITY
    Common stock, no par value - $ .2083 stated
      value per share at September 30, 1997 and
      December 31, 1996 2,000,000 shares authorized
      with 1,025,094 shares issued at March 31, 1998
      and December 31, 1997  214  214
    Additional paid-in capital    12,352    12,352
    Retained earnings   5,136     4,730
    Unrealized holding gain, net of tax
      $ 402 and $ 499 at March 31, 1998 and
      December 31, 1997, respectively        780       969
              Total stockholders' equity       18,482    18,265
              Total liabilities and stockholders'
                equity  $ 204,157 $ 190,242

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.
Page 3 of 14 pages


ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1998 and 1997
(UNAUDITED)


                                                    1998        1997
                                                 (Unaudited) (Unaudited)
                                                      (000 Omitted)
Interest Income
    Interest and fees on loans              $   2,905 $    2,485
    Interest on federal funds sold                       90     45
    Interest and dividends on investment securities      735         565
    Interest income on deposits with banks               1          2
         Total interest income                  3,731      3,097

Interest Expense
    Interest on deposits                       1,560    1,260
    Interest on borrowed money          146         40
         Total interest expense                 1,706      1,300

         Net interest income                    2,025           1,797

Provision for loan losses                          75         45

Net interest income after provision for loan
 losses                               1,950      1,752

Other Income
    Service charges on deposits                        189 158
    Other service charges                          96 51
    Other income                                            202        138
    Net gains on available for sale securities   (       10)    (         5)
         Total other income                       477        342

Other Expenses
    Salaries and employee benefits      808      699
    Net occupancy and equipment expense             196       172
    Other operating expense                       536        432
         Total other expense                    1,540      1,303

         Income before income taxes         887  791

Income tax expense                                245       232

         Net income                         $     642 $     559

Weighted average number of shares outstanding    1,025,094 1,025,706

Net income per share                             $     .63      $     .55

Cash dividends declared per share           $     .23      $     .18

 The accompanying notes are an integral part of these condensed financial statements.
Page 4 of 14 pages


ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 1998 and 1997
(UNAUDITED)


                                                     1998        1997
                                                      (000 Omitted)

Net income    $ 642     $ 559

Other comprehensive income, net of tax
    Unrealized gain (loss) on investment securities
      available for sale     (  189)   (  284)

Comprehensive income    $ 453     $ 275





































The accompanying notes are an integral part of these condensed financial statements.

Page 5 of 14 pages


ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1998 and 1997
(UNAUDITED)
                                                1998          1997
                                             (Unaudited)   (Unaudited)
                                                  (000 Omitted)
Cash flows from operating activities:
    Net income                                   $    642  $     559
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                      103 71
         Provision for loan losses                    75   45
         Other, net                                        122  (      246)
Net cash provided by operating activities             942        429

Cash flows from investing activities:
    Net (increase) decrease in interest bearing
  deposits with banks                          (     112)       1,524
    Purchase of available for sale securities    (   5,014)     (   4,245)
    Maturities of available for sale securities         1,695   820
    Net (increase) in loans                      (   4,867)     (   3,280)
    Purchases of bank premises and equipment     (      33)     (     218)
Net cash (used) by investing activities          (   8,331)     (   5,399)

Cash flows from financing activities:
    Net increase in deposits                          10,187    5,443
    Cash dividends paid                          (     236)     (     186)
    Net increase in purchased funds    3,323     0
    Proceeds from long-term debt  0    3,000
    Payments on debt                   (       6)     (       5)
Net cash provided by financing activities         13,268      8,252

Net increase (decrease) in cash and cash
 equivalents            5,879     3,282

Cash and cash equivalents at beginning
 of period            8,821      8,172

Cash and cash equivalents at end of period       $ 14,700  $ 11,454

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
         Interest                                     $ 1,582   $  1,293
         Income taxes                                  42  43

Supplemental schedule of noncash investing and financing activities:
    Unrealized gain (loss) on investments available for
   sale (net of deferred taxes of $ (96) and $ (146)
   at March 31, 1998 and 1997, respectively)      (     189)    (     284)




The accompanying notes are an integral part of these condensed financial statements.
Page 6 of 14 pages


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998
(UNAUDITED)
Note 1. Basis of Presentation

    The financial information presented at and for the three months ended March 31, 1998 and 1997 is unaudited. Information presented at December 31, 1997 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

Page 7 of 14 pages


Note 6.  Changes in Common Stock

    On March 20, 1997 the Board of Directors of Orrstown Financial Services, Inc. declared a 5% stock dividend payable May 15, 1997 to shareholders of record May 1, 1997. Earnings per share, dividends per share and weighted average shares outstanding references have been restated to reflect the 5% stock dividend for all periods presented.

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

    Management has classified all investments securities as "available for sale". At March 31, 1998 fair value exceeded amortized cost by $ 1,183,000. This resulted in an increase in stockholders' equity of $ 780,000 after recognizing the tax effects of the unrealized gains. At December 31, 1997, fair market value exceeded amortized cost by $ 1,468,000 resulting in an increase in stockholders' equity of $ 969,000 after recognizing the tax effects of the unrealized gains.

Note 8.  New Pronouncements

    The adoption of Statement of Financial Accounting Standards
    No. 130, Reporting Comprehensive Income has resulted in the addition of the statement of comprehensive income.







    Page 8 of 14 pages


ORRSTOWN FINANCIAL SERVICES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
    Summary
    Orrstown Financial Services, Inc. recorded net income of $ 642,000 for the first quarter of 1998 compared to $ 559,000 for the same period in 1997, representing an increase of $ 83,000 or 14.85%. Net income per share was $ .63 during 1998's first quarter up $ .08 from the $ .55 earned during 1997's first quarter.

    The following statistics compare 1998's year to date
performance to that of 1997:
                                                      First Quarter
                                                  1998      1997
    Return on average assets 1.31%     1.41
    Return on average equity 13.79%    13.84
    Average equity/average assets 9.52%     10.16

    A more detailed discussion of the elements having the greatest impact on net income follows.

    Net Interest Income

    First Quarter 1998 vs. First Quarter 1997

    Net interest income for the first quarter of 1998 was $ 2,025,000 representing a growth of $ 228,000, or 12.7%, over the $ 1,797,000 realized during 1997's first quarter. Growth in net interest income was realized solely through volume factors as the net interest margin narrowed from 5.01% during 1997's first quarter to 4.71%. Matched transactions have accounted for 14 basis points of this narrowing but the remainder represents spread tightening.
Deposit growth has been exceptional but committed loans in the pipeline have been somewhat slow to settle with seasonality being a factor. Loan growth should accelerate during 1998's second quarter as the pipeline settles and spreads will widen as a result. Free funds have grown 6.7% over first quarter 1997 but the free funds ratio has lightened from 16.38% to 14.31%.

    The table that follows states rates on a fully taxable
equivalent basis, (F.T.E.) and demonstrates the aforementioned effects:
                                             First Quarter
                                    1998                  1997
(in thousands)               Avg. Balances  Rates  Avg. Balances Rates
Interest earning assets $ 182,363 8.50%     $ 149,322 8.59%
Interest bearing liabilities   156,268 4.43%       124,856 4.23%
Free funds    $  26,095      $  24,466
Net interest income     $   2,025      $   1,958
Net interest spread (F.T.E.)      4.07%          4.36%
Free funds ratio   14.31%         16.38%
Net interest margin (F.T.E.)      4.71%          5.06%



Page 9 of 14 pages


OTHER INCOME AND OTHER EXPENSES

    First Quarter 1998 vs. First Quarter 1997

    Other income increased $ 135,000, or 39.5%, from $ 342,000 during the first quarter of 1997 to $ 477,000 during the first quarter of 1998. Increases were realized in most categories with trust fees up by $ 51,000, service charges on deposit accounts up $ 31,000, service charges on loans up $ 26,000 and ATM fees up $ 21,000.

    Other expense rose $ 237,000, or 18.2%, from $ 1,303,000 for the first quarter 1997 to $ 1,540,000 for 1998's first quarter.
Salary and benefit increases contributed $ 109,000 of the growth. All expense categories grew due to general growth of the bank plus the opening of a seventh branch office during November 1998 in Chambersburg, Pennsylvania. Robust loan and deposit growth plus the addition of this new banking facility have contributed to increases in all noninterest expense categories.

INCOME TAX EXPENSE

    Income tax expense increased $ 13,000, or 5.6%, during 1998's first quarter versus first quarter 1997 despite the fact that pretax income increased 12.17%. The primary factor driving the change in income tax expense is a 20% increase in the municipal bond portfolio from $ 14,488,000 at March 31, 1997 to $ 17,423,000 at March 31, 1998.
This increase in tax exempt investing has reduced effective federal income tax rates as follows:
                                                 First Quarter
                                             1998             1997
Effective income tax rate                    27.6%            29.3%

    The marginal federal income tax bracket is 34% for all periods presented.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

    The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):

                                             Quarter Ended March 31
                                                  1998       1997
Balance, beginning of period $ 1,767   $ 1,620
Recoveries    11   0
Provision for loan loss charged to income        75        45
    Total     1,853     1,665
Losses                   7         8
Balance, end of period  $ 1,846   $ 1,657

    In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses exceeds 50% at March 31, 1998.

    Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at March 31 (in thousands):

Page 10 of 14 pages


                       90 Days or More Past Due      Nonaccrual Status

                           1998        1997           1998      1997
Real estate mortgages   $ 1,151   $ 153     $ 588     $  0
Installment loans  21   47   3    31
Demand and time loans   6    11   6    0
Credit card              6       4         0        0
    Total                    $ 1,184   $ 215     $ 597     $ 31

              There were no restructured loans for any of the time periods set forth above. The increase in nonperforming loans can be attributed primarily to three commercial real estate loans that are a slow pay status but well collateralized.

              Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

              A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at March 31, 1998 is as follows:


                                Orrstown Financial  Regulatory Minimum
                                     Services           Requirements

Leverage ratio          8.67%     3%

Risk based capital ratios
    Tier I (core capital)    11.68%    4%
    Combined tier I and tier II
    (core capital plus allowance
    for loan losses)    12.93%    8%

              The robust growth experienced during 1998 has been supported by capital growth in the form of retained earnings. Equity represented 9.05% of assets at March 31, 1998 which is down just slightly from 9.60% at December 31, 1997.

              The equity to assets ratio has tightened somewhat but is still strong by industry averages. The following items have contributed to the tightening:

              1. Capital has been leveraged by the use of $ 8,000,000 of matched transactions. These transactions generate net income at the 1.30% return on assets level and enhance return on equity so they will be net income contributors as the year advances.





Page 11 of 14 pages


              2. Growth has accelerated as the Bank continues to benefit from market opportunities brought about by mergers local competitors. Average assets grew $ 33 million, or 22.17% over first quarter 1997 levels.

              3. Dividend payout has been enhanced. The Board of Directors decided to move the annual dividend payout from roughly 30% of net income to approximately 35%. First quarter 1998 payout was 36.8% versus 33.3% during first quarter 1997.


              All balance sheet fluctuations exceeding 5% have been created by either the robust growth that has been experienced during 1998 or single day fluctuations.

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