Form 10-Q
period 1998-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 1998-08-12
CIK 826154

FORM 10 - Q



                    SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549



                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30,1998       Commission file number:       33-18888



                                 ORRSTOWN FINANCIAL SERVICES, INC.
                 (Exact name of registrant as specified in its charter)




Commonwealth of Pennsylvania                                  23-2530374
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                      Identification No.)



77 East King Street                                                  17257
P.O. Box 250, Shippensburg, Pennsylvania                       (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:    (717) 532-6114



Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                          X
       YES      ---------------                           N--------------






                    Class                     Outstanding at July 31,1998
    (Common Stock, no par value)                            1,025,101









































ORRSTOWN FINANCIAL SERVICES, INC.

  INDEX



                                                                  Page
Part I - FINANCIAL INFORMATION
Item 1.            Financial statements ( unaudited )
         Condensed consolidated balance sheets - June 30,1998
               and December 31, 1997                                3
         Condensed consolidated statements of income - Three months
               ended June 30,1998 and 1997                          4
         Condensed consolidated statements of income - Six months
               ended June 30,1998 and 1997                             5
         Condensed consolidated statements of comprehensive income -
               Three months ended June 30,1998 and 1997                6
         Condensed consolidated statements of comprehensive income -
               Six months ended June 30,1998 and 1997                  6
         Condensed consolidated statements of cash flows - Six months
               ended June 30,1998 and 1997                             7
         Notes to condensed consolidated financial statements          8
Item 2.  Management's discussion and analysis of financial condition
               and results of operations                              10

PART II - OTHER INFORMATION                                           14

Signatures                                                            15

Data Table                                                         16





















































































PART I - FINANCIAL INFORMATION









































































                               PART I - FINANCIAL INFORMATION
                               Item 1. Financial Statements

                               ORRSTOWN FINANCIAL SERVICES, INC.
                  AND ITS WHOLLY -  OWNED SUBSIDIARY, ORRSTOWN BANK


                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                   June 30,      December 31,
                                                    1998                1997*
                                                            (Unaudited)
ASSETS
                                                         (000 Omitted)
Cash and due from banks                                    6,483        5,963
Interest - bearing deposits with banks                        89          16
Federal funds sold                                         2,306       2,858
Securities available for sale                             50,690       46,208
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value           1,119                    983
Loans                                        143,243                128,331
Allowance for loan losses                    (1,905)                (1,767)
                                          -----------            -----------
                      Net Loans              141,338                126,564
Bank premises and equipment, net              5,065                  5,130
Other assets                                  2,722                  2,520
                                         -----------            -----------
           Total assets                     209,812           $    190,242
                                     ===========            ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
            Noninterest  bearing         $     20,762           $     17,649
            Interest  bearing                 154,707                142,931
                                         -----------            -----------
                     Total deposits          175,469                160,580
Federal funds purchased and other borrowed money  11,950              8,569
Other liabilities                            3,180                  2,828
                                         -----------            -----------
                   Total liabilities        190,599                171,977
                                        -----------            -----------

STOCKHOLDERS' EQUITY
       Common stock, no par value - $ .2083 stated
              value per share at June 30, 1998 and
              December 31, 1997,  2, 000, 000 shares authorized
              with 1, 025,101 shares issued at June 30, 1998 and
              1,025,094 issued at December 31, 1997     214             214
Additional paid - in capital                         12,352           12,352
Retained earnings                                     5,685           4,730
Unrealized holding gain, net of tax
       $496 and $499 at June 30, 1998 and
       December 31, 1997, respectively                962                969
                                          -----------            -----------
                            Total stockholders' equity   19,213      18,265
                                      -----------            -----------
                            Total liabilities and stockholders'
                                   equity  $    209,812          $    190,242
                                      ===========            ===========

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            Three Months Ended June 30, 1998 and 1997
                                       (UNAUDITED)


                                                 1998               1997
                                            (Unaudited)        (Unaudited)
                                                               (000 Omitted)

Interest Income
  Interest and fees on loans                        $    3,105     $    2,644
  Interest on federal funds sold                            85             75
  Interest and dividends on investment securities          787            617
  Interest income on deposits with banks                     2              1
                                                      ---------    ---------
        Total interest income                           3,979          3,337

Interest Expense
    Interest on deposits                                 1,630        1,340
    Interest on borrowed money                             170           79
                                                      --------     ---------
        Total interest expense                           1,800        1,419
                                                      --------     ---------

       Net interest income                               2,179        1,918


 Provision for loan losses                                  75           45
                                                      ---------    ---------

Net interest income after provision for loan
  losses                                                 2,104        1,873
                                                      ---------    ---------

Other Income
     Service charges on deposits                           208          155
     Other service charges                                 128           86
     Trust department income                               185          130
     Other income                                           14           14
     Net gains (losses) on available for sale securiti      (2)           9
                                                      ---------    ---------
             Total other income                            533          394
                                                      ---------    ---------

Other Expenses
       Salaries and employee benefits                      830          697
       Net occupancy and equipment expenses                207          175
       Other operating expenses                            519          406
                                                      ---------    ---------

          Total other expense                            1,556        1,278
                                                      ---------    ---------

          Income before income taxes                     1,081          989

Income tax expenses                                        296          270
                                                      ---------    ---------

             Net income                             $      785   $      719
                                                      =========    =========

Weighted average number of shares outstanding         *********    *********

Net income per share                                $     0.76   $     0.70

Cash dividends declared per share                   $     0.23   $     0.19


The accompanying notes are an integral part of these condensed financial statements.

                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            Six Months Ended June 30, 1998 and 1997
                                       (UNAUDITED)


                                                   1998              1997
                                             (Unaudited)       (Unaudited)
                                                       (000 Omitted)

Interest Income
  Interest and fees on loans                        $    5,995   $    5,141
  Interest on federal funds sold                           175          119
  Interest and dividends on investment securities        1,521        1,183
  Interest income on deposits with banks                     3            2
                                                      ---------    ---------
         Total interest income                           7,694        6,445

Interest Expense
    Interest on deposits                                 3,190        2,599
    Interest on borrowed money                             317          119
                                                      ---------    ---------
        Total interest expense                           3,507        2,718
                                                      ---------    ---------

       Net interest income                               4,187        3,727


 Provision for loan losses                                 150           90
                                                      ---------    ---------

Net interest income after provision for loan
  losses                                                 4,037        3,637
                                                      ---------    ---------

Other Income
     Service charges on deposits                           394          325
     Other service charges                                 224          123
     Trust department income                               377          257
     Other income                                           31           30
     Net gains (losses) on available for sale securiti     (12)           4
                                                      ---------    ---------
             Total other income                          1,014          739
                                                     ---------     ---------

Other Expenses
       Salaries and employee benefits                    1,638        1,396
       Net occupancy and equipment expenses                409          353
       Other operating expenses                          1,036          847
                                                      ---------    ---------

          Total other expense                            3,083        2,596
                                                      ---------    ---------

          Income before income taxes                     1,968        1,780

Income tax expenses                                        541          502
                                                      ---------    ---------

             Net income                             $    1,427   $    1,278
                                                      =========    =========

Weighted average number of shares outstanding         *********    *********

Net income per share                                $     1.39   $     1.25

Cash dividends declared per share                   $     0.46   $     0.37


The accompanying notes are an integral part of these condensed financial statements.

                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           Three Months Ended June 30, 1998 and 1997
                                    (UNAUDITED)



                                              1998                  1997
                                                    (000 Omitted)

Net Income                                    $        785  $         719

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                         182                   362

Comprehensive Income                   $        967         $       1,081
                                       ===========          ============






The accompanying notes are integral part of these condensed financial statements.



*********************************************************************
*****


                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     Six Months Ended June 30,1998 and 1997
                                             (UNAUDITED)



                                           1998                  1997
                                                        (000 Omitted)

Net Income                            $      1,427         $       1,278

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                  (7)                   78

Comprehensive Income                    $      1,420         $       1,356
                                          ===========          ============






The accompanying notes are integral part of these condensed financial statements.

                                         ORRSTOWN FINANCIAL SERVICES, INC.
                    AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Six Months Ended June 30, 1998 and 1997
                                                   (UNAUDITED)



                                           1998                  1997
                                        (Unaudited)           (Unaudited)
                                                         (000 Omitted)
Cash flows from operating activities:
   Net income                       $      1,427          $      1,278
    Adjustments to reconcile net income to net
            cash provided by operating activities:
         Depreciation and amortization       200                   144
         Provision for loan losses           150                    90
         Other, net                          134                  (131)
                                          -----------           -----------
Net cash provided by operating activities   1,911                 1,381

Cash flows from investing activities:
     Net (increase) decrease in interest bearing
          deposits with banks                   (73)                1,481
    Purchase of available for sale securities  (8,205)               (8,789)
    Sales on Maturities of available for sale securities  3,576       2,058
    Net (increase) in loans                (14,924)               (9,086)
    Purchases of bank premises and equipment    (115)                 (597)
                                           -----------           -----------
Net cash (used) by investing activities     (19,741)              (14,933)
                                       -----------           -----------

Cash flows from financing activities:
     Net increase in deposits                14,889                11,995
     Cash dividends paid                      (472)                 (381)
     Cash paid in lieu of fractional shares      0                   (21)
     Net increase in purchased funds          3,387                     0
     Proceeds from long - term debt               0                 3,000
     Payments on debt                          (6)                   (5)
                                    -----------           -----------
Net cash provided by financing activities    17,798                14,588
                                          -----------           -----------

Net increase (decrease) in cash and cash equivalents  (32)            1,036

Cash and cash equivalents at beginning of period    8,821           8,172
                                                -----------     -----------
Cash and cash equivalents at end of period    $      8,789     $      9,208
                                            =========    ==========

Supplemental disclosure of cash flows information:
       Cash paid during the period for:
               Interest                        $      3,159     $      2,414
               Income Taxes                          602                452

Supplemental schedule of noncash investing and financing activities:
        Unrealized gain (loss) on investments available for
           sale (net of deferred taxes of $(4) and $40 at
            June 30, 1998 and 1997, respectively          (7)       78



The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998
(UNAUDITED)



NOTE 1.  Basis of Presentation

 The financial information presented at and for the three months ended and six months ended June 30, 1998 and 1997 is unaudited.  Information presented at December 31, 1997 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


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

Management has classified all investments securities as "available for sale". At June 30 1998 fair value exceeded amortized cost by $ 1,458,000. This resulted in an increase in stockholders' equity of $ 962,000 after recognizing the tax effects of the unrealized gains. At December 31, 1997, fair market value exceeded amortized cost by $ 1,468,000 resulting in an increase in stockholders' equity of $969,000 after recognizing the tax effects of the unrealized gains.


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

                             ORRSTOWN FINANCIAL SERVICES, INC.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


                          Summary

Orrstown Financial Services, Inc. recorded net income of $ 785,000 for the second quarter of 1998 compared to $ 719,000 for the same period in 1997, representing an increase
of$ 66,000 or 9.2 %.  Net income per share was $ .76 during 1998's second quarter
up $ .06    from the $ .70 earned during 1997's second quarter.


Net income for the first six months of 1998 was $ 1,427,000 compared to $ 1,278,000 for the same period in 1997, representing an increase of $ 149,000, or 11.7 %. Net income per share for the first six months of 1998 was $ 1.39 up $ .14 from the $ 1.25 per
share realized during the six months ended June 30, 1997.


Robust balance sheet growth has fueled 1998's earnings gains. Despite tightening net interest rate margins versus those of 1997, net income has grown significantly due
to volume factors. In addition, noninterest income has grown at a rate almost double that of noninterest income increases. Mergers of competitors within our geographical markets have
provided opportunities for growth and 1998 net interest margins have improved as we have
advanced through the year with loan demand providing outlets for the funds growth realized
in early 1998.
Consequently, second quarter 1998 results have improved considerably over first
quarter
1998 results. Net income of $ 785,000 represents an increase of 22.3 % over the $ 642,000 earned during the first quarter of 1998.


The following statistics compare 1998's year to date performance to that of 1997:

                             Second Quarter         Six Months Year to Date
                      1998              1997         1998            1997

Return on average assets        1.51 %     1.70 %         1.43 %      1.57 %
Return on average equity      16.61 %         17.69 %   15.32 %         15.88 %
Average equity / Average assets   9.11 %     9.61 %   9.31 %          9.87 %


A more detailed discussion of the elements having the greatest impact on net income follows.


                          Net Interest Income

                          Second Quarter 1998 vs. Second Quarter 1997

Net interest income for the second quarter of 1998 was $ 2,179,000 representing a
growth of $ 261,000, or 13.6 % , over the $ 1,918,000 realized during 1997's second quarter.
The growth in net interest income is driven by volume factors since spreads have
tightened
from the year earlier period.  Earning asset growth of 22.9 % has generated
 13.6
% net interest
income growth despite a 37 basis point tightening of net interest margin. Net interest margin has widened by 8 basis points over 1998's first quarter, however, as loan demand
has increased.




 Six Months 1998 vs. Six Months 1997


 Net interest income for the first six months of 1998 was $ 4,187,000 representing an increase of $ 460,000, or 12.3 %, over the $ 3,727,000 generated during the first six months of 1997. Volume factors have generated the increase despite tightened spreads from
1997.  Spreads have improved as we have progressed through 1998, however.



The table that follows states rates on a fully taxable equivalent basis,
 ( F.T.E. ) and
demonstrates the aforementioned effects:


              SECOND QUARTER                     SIX MONTHS YEAR TO DATE
                  1998       1997           1998        1997
(in thousands)
    Avg. Balances  Rates   Avg. Balances   Rates       Avg. Balances  Rates
      Avg. Balances     Rates


Interest earning
 assets   $  196,248   8.42%   $   159,692   8.68%   $   190,336  8.42%
$  154,931              8.65%
Interest
bearing
liabilities  166,230   4.34%       133,490   4.26%      161,283  4.38%
 129,201              4.24%
---------   ---------   ----------   --------  ----------   --------
---------         ---------
Free Funds  $   30,018           $    26,202           $    29,053     $
25,730
          =========              ==========       ==========
           =========

Net interest
 income    $    2,179           $     1,918       $     4,187    $    3,727
          =========        ==========   ==========
 =========

Net interest
spread (F.T.E.)       4.08%                 4.42%              4.04%
                    4.21%
            =========         ========      =========
 =========

Free funds
ratio               15.30%               16.41%        15.26%   16.61%
                 =========           ==========    ==========
            =========
Net interest
margin ( F.T.E )    4.74%                5.11%  4.70
 5.11%
              =========             ========    ========
    =========
-10-


Other Income and Other Expenses

Second Quarter 1998 vs. Second Quarter 1997


Other income increased $ 139,000, or 35.3 %, from $ 394,000 during the second quarter of 1997 to
$ 533,000 during the second quarter of 1998.  Increases in service charges on deposit accounts
accounted for $ 53,000 of the increase and trust department income increased
 $ 55,000 as all areas of the
bank have experienced robust growth.

Other expense rose $ 278,000, or 21.7 %, from $ 1,278,000 for second quarter
1997 to $ 1,556,000 for 1998's second quarter.  Salary and benefit increases contributed $ 135,000 of the growth. All expense categories grew due to general growth of the bank plus the opening of a seventh branch office
during November 1997 in Chambersburg, Pennsylvania.



Six Months 1998 vs. Six Months 1997

Other income increased $ 275,000, or 37.2 %, to $ 1,014,000 from $ 739,000 a year ago.  A $ 120,000, or 46.7 %, increase in trust department income, plus a $ 170,000 increase in service charges were the primary contributors. Other expenses rose $ 487,000, or 18.8 % from $ 2,596,000 during the first six months of 1997 to $ 3,083,000 for the same period of 1998. All categories of noninterest expense rose due to the aforementioned growth plus the addition of a new branch office in late 1997.  Staff increases
contributed to growth in salaries and benefits of $ 242,000, the largest single component of increase.


Income Tax Expense

Income tax expense increased $ 26,000, or 9.6 %, during 1998's second quarter versus second quarter
1997.  Income tax expense rose $ 39,000, or 7.8 %, for the first six months of 1998 versus the same
period a year ago.  The growth in income tax expense is the byproduct of similar increases in pretax
income since effective federal income tax rates has remained relatively stable, as shown below:


                         Second Quarter             Six Months Year to Date
                       1998          1997               1998             1997
Effective income
 tax rate      27.4%             27.3%             27.5%             28.2%

The margined federal income tax bracket is 34 % for all periods presented.

 -11-


























































PROVISION AND ALLOWANCE FOR LOAN LOSSES


The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands) :


                       Quarter Ended                    Six Months Ended
                           June 30                 June 30
                 1998            1997            1998             1997

      Balance, beginning of
       period      $    1,846       $   1,657       $   1,767       $    1,620
      Recoveries            3               1              14                1
      Provision for
       loan loss
       charged to
 income                    75              45             150               90
                    ---------        --------        --------        ---------
         Total          1,924           1,703           1,931            1,711
      Losses               19              19              26               27
                    ---------        --------        --------        ---------
      Balance, end
 of period         $    1,905       $   1,684       $   1,905       $    1,684
                   =========        ========        ========     =========
In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The
unallocated portion of the allowance for loan losses exceeds 50% at June 30,
 1998.

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30 (in thousands) :


                                               90 Days or More
                                   Past Due               Nonaccrual Status
                      1998            1997            1998             1997

Real estate
 mortgage      $      255    $      15       $      68       $        0
 Installment loans      5              94               0               16
Commercial loans      588             567             454                0
Credit card             3              20               1                0
               ---------        --------        --------        ---------
   Total       $      851       $     696       $     523       $       16
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

 -12-













































CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at
June 30, 1998 is as follows:


                          Orrstown Financial           Regulatory Minimum
                             Services                    Requirements


 Leverage ratio                 8.56%                                3%


 Risk based capital ratios:
  Tier I  (core capital)       11.29%                                4%
  Combined tier I and tier II
  (core capital plus allowance
  for loan losses)             12.51%                                8%


The robust growth experienced during 1998 has been supported by capital growth in the form of
retained
earnings.  Equity represented 9.16 % of assets at June 30, 1998 which is down slightly from 9.60 %
at December 31, 1997.

All balance sheet fluctuations exceeding 5 % have been created by either the robust growth that has
been experienced during 1998 or single day fluctuations.

Management is not aware of any current recommendations by regulatory authorities which, if
implemented,
would have a material effect on the corporation's liquidity, capital resources or operations.





 -13-

























































































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










 -14-



















































                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant
has duly caused this report to be signed on its behalf by the undersigned thereunto duly
               authorized.




                                        /s/
                                       ------------------------------------
                                      (Kenneth R. Shoemaker, President)
                                      (Duly Authorized Officer)



                                               /s/
   ------------------                  ------------------------------------
                                      (Robert B. Russell, Controller)
                                     (Chief Accounting Officer)




 -15-









































































DATA TABLE
FOR 10-Q AT JUNE 30, 1998



