Form 10-Q
period 1998-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 1998-11-13
CIK 826154

FORM 10 - Q



                    SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549



                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended         September 30,1998                 Commission file
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


                                          X
                        YES      ---------------                           N----
----------






                    Class                                   Outstanding at
October 31,1998
    (Common Stock, no par value)
1,027,658








































ORRSTOWN FINANCIAL SERVICES, INC.

  INDEX



                                                                  Page
Part I - FINANCIAL INFORMATION
Item 1.            Financial statements ( unaudited )
         Condensed consolidated balance sheets - September 30,1998
               and December 31, 1997                                3
         Condensed consolidated statements of income - Three months
               ended September 30,1998 and 1997                     4
         Condensed consolidated statements of income - Nine months
               ended September 30,1998 and 1997                     5
         Condensed consolidated statements of comprehensive income -
               Three months & Nine months ended September 30,199    6
         Condensed consolidated statements of cash flows - Nine months
               ended September 30,1998 and 1997                     7
         Notes to condensed consolidated financial statements      8-9
Item 2.  Management's discussion and analysis of financial condition
               and results of operations                          10-13

PART II - OTHER INFORMATION                                        14

Signatures                                                         15

Data Table                                                         16

















































































                           PART I - FINANCIAL INFORMATION













































































                               PART I - FINANCIAL INFORMATION
                               Item 1. Financial Statements

                               ORRSTOWN FINANCIAL SERVICES, INC.
                  AND ITS WHOLLY -  OWNED SUBSIDIARY, ORRSTOWN BANK


                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


                                                 September 30,
December 31,
                                                  1998
1997*
                                                            (Unaudited)
ASSETS
                                                                      (000
Omitted)
Cash and due from banks                                         5,947
5,963
Interest - bearing deposits with banks                             18
16
Federal funds sold                                              1,116
2,858
Securities available for sale                                  45,875
46,208
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                               1,119
983
Loans                                                         156,209
128,331
Allowance for loan losses                                      (1,971)
(1,767)
                                                           -----------
-----------
                      Net Loans                               154,238
126,564
Bank premises and equipment, net                                5,232
5,130
Other assets                                                    7,457
2,520
                                                  -----------
-----------
           Total assets                                       221,002
$   190,242
                                                   ===========
===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
            Noninterest  bearing                          $    20,997
$    17,649
            Interest  bearing                                 155,050
142,931
                                                   -----------
-----------
                     Total deposits                           176,047
160,580
Federal funds purchased and other borrowed money               21,093
8,569
Other liabilities                                               3,609
2,828
                                                           -----------
-----------
                   Total liabilities                          200,749
171,977
                                                  -----------
-----------

STOCKHOLDERS' EQUITY
       Common stock, no par value - $ .2083 stated
              value per share at September 30, 1998 and
              December 31, 1997,  2, 000, 000 shares authorized
              with 1, 026,417 shares issued at September 30, 1998 and
              1,025,094 issued at December 31, 1997               214
214
Additional paid - in capital                                   12,410
12,352
Retained earnings                                               6,305
4,730
Unrealized holding gain, net of tax
       $682 and $499 at September 30, 1998 and
       December 31, 1997, respectively                          1,324
969
                                                           -----------
-----------
                            Total stockholders' equity         20,253
18,265
                                                           -----------
-----------
                            Total liabilities and stockholders'
                                   equity                 $   221,002
$   190,242
                                                     ===========
===========

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

































                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            Three Months Ended September 30, 1998 and 1997
                                       (UNAUDITED)


                                                        1998               1997
                                                      (Unaudited)
(Unaudited)
                                                               (000 Omitted)

Interest Income
  Interest and fees on loans                         $   3,372          $
2,764
  Interest on federal funds sold                            23
44
  Interest and dividends on investment securities          741
666
  Interest income on deposits with banks                     2
0
                                                      ---------          -------
--
         Total interest income                           4,138
3,474

Interest Expense
    Interest on deposits                                 1,648
1,421
    Interest on borrowed money                             209
83
                                                      ---------          -------
--
        Total interest expense                           1,857
1,504
                                                      ---------          -------
--

       Net interest income                               2,281
1,970


 Provision for loan losses                                  75
45
                                                      ---------          -------
--

Net interest income after provision for loan
  losses                                                 2,206
1,925
                                                      ---------          -------
--

Other Income
     Service charges on deposits                           220
155
     Other service charges                                 122
81
     Trust department income                               194
115
     Other income                                           14
0
     Net gains on available for sale securities             11
5
                                                      ---------          -------
--
             Total other income                            561
356
                                                      ---------          -------
--

Other Expenses
       Salaries and employee benefits                      864
707
       Net occupancy and equipment expenses                212
170
       Other operating expenses                            491
420
                                                      ---------          -------
--

          Total other expense                            1,567
1,297
                                                      ---------          -------
--

          Income before income taxes                     1,200
984

Income tax expenses                                        335
256
                                                      ---------          -------
--

             Net income                              $     865          $
728
                                                      =========
=========

Weighted average number of shares outstanding         *********
*********

Net income per share                                 $    0.85          $
0.71

Cash dividends declared per share                    $    0.24          $
0.20


The accompanying notes are an integral part of these condensed financial statements.

























                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            Nine Months Ended September 30, 1998 and 1997
                                       (UNAUDITED)


                                                        1998              1997
                                                      (Unaudited)
(Unaudited)
                                                               (000 Omitted)

Interest Income
  Interest and fees on loans                         $   9,367         $   7,901
  Interest on federal funds sold                           198               164
  Interest and dividends on investment securities        2,262             1,845
  Interest income on deposits with banks                     5                 4
                                                      ---------         --------
-
         Total interest income                          11,832             9,914

Interest Expense
    Interest on deposits                                 4,838             4,011
    Interest on borrowed money                             526               211
                                                      ---------         --------
-
        Total interest expense                           5,364             4,222
                                                      ---------         --------
-

       Net interest income                               6,468             5,692


 Provision for loan losses                                 225               135
                                                      ---------         --------
-

Net interest income after provision for loan
  losses                                                 6,243             5,557
                                                      ---------         --------
-

Other Income
     Service charges on deposits                           614               449
     Other service charges                                 346               225
     Trust department income                               571               402
     Other income                                           45                41
     Net gains(losses) on available for sale securitie      (1)                5
                                                      ---------         --------
-
             Total other income                          1,575             1,122
                                                      ---------         --------
-

Other Expenses
       Salaries and employee benefits                    2,502             2,103
       Net occupancy and equipment expenses                621               539
       Other operating expenses                          1,527             1,273
                                                      ---------         --------
-

          Total other expense                            4,650             3,915
                                                      ---------         --------
-

          Income before income taxes                     3,168             2,764

Income tax expenses                                        876               758
                                                      ---------         --------
-

             Net income                              $   2,292         $   2,006
                                                      =========
=========

Weighted average number of shares outstanding         *********
*********

Net income per share                                 $    2.24         $    1.96

Cash dividends declared per share                    $    0.70         $    0.57


The accompanying notes are an integral part of these condensed financial statements.





















                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           Three Months Ended September 30, 1998 and 1997
                                    (UNAUDITED)



                                                    1998
1997
                                                                   (000 Omitted)

Net Income                                             $    865           $
728

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                                   362
348

Comprehensive Income                                   $   1,227            $
1,076
                                                        ===========
============






The accompanying notes are integral part of these condensed financial statements.



********************************************************************************
*********


                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     Nine Months Ended September 30,1998 and
1997
                                             (UNAUDITED)



                                                           1998
1997
                                                                   (000 Omitted)

Net Income                                             $   2,292            $
2,006

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                                   356
426

Comprehensive Income                                   $   2,648            $
2,432
                                                        ===========
============






The accompanying notes are integral part of these condensed financial statements.








































                                         ORRSTOWN FINANCIAL SERVICES, INC.
                                 AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN
BANK

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Nine Months Ended September 30,
 1998
and 1997
                                                   (UNAUDITED)



                                                            1998
1997
                                                         (Unaudited)
(Unaudited)

(000 Omitted)
Cash flows from operating activities:
   Net income                                            $    2,292
$   2,006
    Adjustments to reconcile net income to net
            cash provided by operating activities:
         Depreciation and amortization                            314
252
         Provision for loan losses                               225
135
         Other, net                                          (37)
(14)
                                                       ----------
---------
Net cash provided by operating activities                      2,794
2,379

Cash flows from investing activities:
     Net (increase) decrease in interest bearing
          deposits with banks                                 (2)
1,532
    Purchase of available for sale securities             (8,267)
(11,818)
    Sales and Maturities of available for sale securities     9,003
2,595
    Net (increase) in loans                            (27,857)
(13,920)
    Purchases of bank premises and equipment               (384)
(1,026)
    Increase in other assets                           (4,969)
0
    Increase in other liabilities                        598
0
                                                      ----------
---------
Net cash (used) by investing activities                 (31,878)
(22,637)
                                                     ----------
---------

Cash flows from financing activities:
     Net increase in deposits                           15,467
14,578
     Cash dividends paid                                    (718)
(585)
     Cash paid in lieu of fractional shares                 0
(22)
     Dividend reinvestment plan purchases                 59
0
     Net increase in purchased funds                    5,024
0
     Proceeds from long - term debt                     7,500
3,000
     Payments on debt                                  (6)
(5)
                                                     ----------
---------
Net cash provided by financing activities               27,326
16,966
                                                    ----------
---------

Net increase (decrease) in cash and cash equivalents        (1,758)
(3,292)

Cash and cash equivalents at beginning of period            8,821
8,172
                                                   ----------
---------
Cash and cash equivalents at end of period          $    7,063
$   4,880
                                                    ==========
=========

Supplemental disclosure of cash flows information:
       Cash paid during the period for:
               Interest                             $    4,839
$   3,860
               Income Taxes                              902
724

Supplemental schedule of noncash investing and financing activities:
        Unrealized gain (loss) on investments available for
           sale (net of deferred taxes of $183 and $219 at
            September 30, 1998 and 1997, respectively               356
425
         5% Stock dividend issued May, 1997                        0
1,736


The accompanying notes are an integral part of these condensed financial statements.
































ORRSTOWN FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998
(UNAUDITED)



NOTE 1.  Basis of Presentation

         The financial information presented at and for the three months ended and nine months ended September 30, 1998 and 1997 is unaudited. Information presented at December 31, 1997 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial
         position, results of operations and cash flows for the interim period.


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

         In 1998, a dividend reinvestment plan was approved and installed. The dividend paid during the third quarter of 1998 was the first where shareholders were able to elect reinvestment.

         In October 1998, the Board of Directors approved a two for one stock split, effective
         November 21, 1998 for shareholders of record on November 2, 1998.

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

         Management has classified all investments securities as "available for sale". At September 30
         1998 fair value exceeded amortized cost by $2,006,000. This resulted in an increase in stockholders' equity of $1,324,000 after recognizing the tax effects of the unrealized
         gains. At December 31, 1997, fair market value exceeded amortized cost by $ 1,468,000
         resulting in an increase in stockholders' equity of $969,000 after recognizing the tax effects of the unrealized gains.

Note 8.  Year 2000 (Y2K) Data Processing Position

         The Corporation is in the renovation and testing stage of its Y2K preparedness. The original
         Y2K budget called for $100,000 of expenditures. The $100,000 estimate still appears to be appropriate of which approximately $70,000 has been expensed to date.

Note 9.  New Pronouncements

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










































                                               ORRSTOWN FINANCIAL SERVICES, INC.

Item 2.                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION
                                                          AND RESULTS OF
OPERATIONS



RESULTS OF OPERATIONS


                          Summary

                          Orrstown Financial Services, Inc. recorded net income
of $ 865,000 for the third quarter of
                          1998 compared to $ 728,000 for the same period in
1997, representing an increase of
                          $ 137,000 or 18.8 %.  Net income per share was $ .85
during 1998's third quarter up $ .14
                          from the $ .71 earned during 1997's third quarter.


                          Net income for the first nine months of 1998 was $
2,292,000 compared to $ 2,006,000 for
                          the same period in 1997, representing an increase
 of $
286,000 or 14.3 %.  Net income
                          per share for the first nine months of 1998 was
 $ 2.24
up $ .28 from the 1.96 per share realized
                          during the nine months ended September 30, 1997.


                          Robust balance sheet growth has fueled 1998's
 earnings
gains.  Despite tightening net
                          interest rate margins versus those of 1997, net
 income
has grown significantly due to volume
                          factors.  In addition, noninterest income has grown
 at
a rate of 40.4%, more than double that of
                          noninterest expenses increases of 18.8%.  Mergers of
competitors within our geographical
                          markets have provided opportunities for growth and
1998 net interest margins have improved
                          as we have advanced through the year with loan demand
providing outlets for the funds growth
                          realized in early 1998.  Consequently, 1998 results
have improved each quarter.
                          Net income of $ 865,000 represents an increase of
 10.2
% over the $785,000
                          earned during the second quarter of 1998.



                          The following statistics compare 1998's year to date
performance to that of 1997:


Third Quarter                  Nine Months Year to Date

1998              1997         1998              1997

                                  Return on average assets
1.60 %           1.65  %       1.49 %            1.59 %
                                  Return on average equity
17.42 %          16.89  %      16.05 %           16.20 %
                                  Average equity / Average assets
9.19 %           9.73  %       9.27 %            9.83 %


                          A more detailed discussion of the elements having the
greatest impact on net income follows.


                          Net Interest Income

                          Third Quarter 1998 vs. Third Quarter 1997

                                  Net interest income for the third quarter of
1998 was $ 2,281,000 representing a
                          growth of $ 311,000, or 15.8 % , over the $ 1,970,000
realized during 1997's third quarter.
                          The growth in net interest income is driven by volume
factors since spreads have tightened
                          Earning asset growth of 21.2 % has generated 15.8 %
net interest income growth despite a 21 basis
                          point tightening of net interest margin.  Net
 interest
margin has widened by 9 basis points over
                          1998's second quarter however, as loan demand has
increased.



                          Nine Months 1998 vs. Nine Months 1997


                                  Net interest income for the first nine months
of 1998 was $ 6,468,000 representing
                          an increase of $ 776,000, or 13.6 %, over the $
5,692,000 generated during the first nine
                          months of 1997.  Volume factors have generated the
increase despite tightened spreads from
                          1997.  Spreads have improved as we have progressed
through 1998, however.



                          The table that follows states rates on a fully
 taxable
equivalent basis, ( F.T.E. ) and
                          demonstrates the aforementioned effects:


                          THIRD QUARTER
NINE MONTHS YEAR TO DATE
                                               1998
1997                                 1998
1997
(in thousands)                    Avg. Balances  Rates         Avg. Balances
Rates           Avg. Balances          Rates             Avg. Balances     Rates


Interest earning assets          $ 201,492           8.48%        $  166,275
8.63%       $  194,096                 8.44%         $ 158,754
8.64%
Interest bearing liabilities       169,611           4.34%           138,969
4.29%          164,089                 4.37%           132,493
4.26%
                      ---------      ---------         ----------
--------        ----------             --------          ---------         -----
----
Free Funds                       $  31,881                     $   27,306
$   30,007                               $  26,261
                                  =========                ==========
==========                               =========

Net interest income              $   2,281                    $    1,970
$    6,468                               $   5,692
                                  =========               ==========
==========                               =========

Net interest sprted (F.T.E.)                         4.14%
4.33%                                  4.07%
4.38%
                                                 =========
========                               ========
=========

Free funds ratio                     15.82%                          16.42%
15.46%                                  16.54%
                        =========                        ==========
==========                               =========
Net interest margin ( F.T.E )                        4.83%
5.04%                                  4.75%
5.09%
                                                 =========
========                               ========
=========
Other Income and Other Expenses

Third Quarter 1998 vs. Third Quarter 1997


Other income increased $ 205,000, or 57.6 %, from $ 356,000 during the third quarter of 1997 to
$ 561,000 during the third quarter of 1998. Increases in service charges on deposit accounts accounted for $ 65,000 of the increase and trust department income increased $ 79,000 as all areas of the bank have experienced robust growth.

Other expense rose $ 270,000, or 20.8 %, from $ 1,297,000 for third quarter
 1997
to $ 1,567,000
for 1998's third quarter.  Salary and benefit increases contributed
 $ 157,000 of
the growth.  All
expense categories grew due to general growth of the bank plus the opening of a seventh branch office during November 1997 in Chambersburg, Pennsylvania.



Nine Months 1998 vs. Nine Months 1997

Other income increased $ 453,000, or 40.4 %, to $ 1,575,000 from $ 1,122,000 a year ago.  A $ 169,000,
or 42.0 %, increase in trust department income, plus a $165,000 increase in service charges were the primary contributors.

Other expenses rose $ 735,000, or 18.8 % from $ 3,915,000 during the first nine months of 1997 to
$ 4,650,000 for the same period of 1998. All categories of noninterest expense rose due to the aforementioned growth plus the addition of a new branch office in late 1997. Staff increases contributed to growth in salaries and benefits of $399,000, the largest single component of increase.


Income Tax Expense

Income tax expense increased $ 79,000, or 30.9 %, during 1998's third quarter versus third quarter
1997.  Income tax expense rose $ 118,000, or 15.6 % for the first nine months of
1998 versus the same
period a year ago.  The growth in income tax expense is the byproduct of similar
increases in pretax
income since effective federal income tax rates has remained relatively stable, as shown below:


                                 Third Quarter              Nine Months
Year to Date
                   1998              1997               1998
1997
Effective income tax rate      27.9%             26.0%             27.7%
27.4%

The margined federal income tax bracket is 34 % for all periods presented.

























































PROVISION AND ALLOWANCE FOR LOAN LOSSES


                    The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands) :


                                 Quarter Ended                    Nine Months
Ended
                                          September 30            September 30
                          1998            1997            1998
1997

      Balance, beginning of
            period              $   1,905        $  1,684        $  1,767
$   1,620
      Recoveries                        2               0              16
1
      Provision for loan loss
          charged to income            75              45             225
135
                        ---------        --------        --------
---------
                 Total              1,982           1,729           2,008
1,756
      Losses                           11              38              37
65
                        ---------        --------        --------
---------
      Balance, end of pe        $   1,971        $  1,691        $  1,971
$   1,691
                          =========        ========        ========
=========

                   In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses exceeds 50% at September 30, 1998.

                 Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30 (in thousands) :


                                               90 Days or More
                                           Past Due               Nonaccrual
Status
                            1998            1997            1998
1997

    Real estate mortgage        $     241        $    463        $      0
$     405
    Installment loans                  81              42              24
15
    Commercial loans                    0              12             596
0
    Credit card                         1               5               0
0
                         ---------        --------        --------
---------
            Total               $     323        $    522        $    620
$     420
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














































CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at
September 30, 1998 is as follows:


                                            Orrstown Financia
Regulatory Minimum
                                                Services
Requirements


         Leverage ratio                         8.61 %
4 %


         Risk based capital ratios:
               Tier I  (core capital)           10.71 %
4 %
               Combined tier I and tier II
                (core capital plus allowance
                for loan losses)                11.85 %
8 %


The robust growth experienced during 1998 has been supported by capital growth in the form of retained earnings. Equity represented 9.16 % of assets at September 30, 1998 which is down slightly from 9.60 % at December 31, 1997.

All balance sheet fluctuations exceeding 5 % have been created by either the robust growth that has been experienced during 1998 or single day fluctuations, except the $4,937,000, or 196%, increase in other assets. This was caused by the investment of approximately $4,700,000 in single premium life insurance policy cash values supporting supplemental employee retirement plan benefits provided to the director and executive management groups. In addition, the $12,524,000, or 146%, increase in federal funds purchased and other borrowed money was caused by the borrowing of $5,000,000 from the Federal Home Loan Bank to support an in-house fixed rate residential mortgage program and the popularity of the short-term repurchase aggreement program.


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




                                                      /s/
                                                      --------------------------
----------
                                                         (Kenneth R. Shoemaker,
President and CEO)
                                                              (Chief Executive
Officer)



                                                      /s/
                   November 10, 1998                  --------------------------
----------
                                                           (Bradley S. Everly,
Senior Vice President and CFO)
                                                              (Chief Financial
Officer)



                                                      /s/
                                                      --------------------------
----------
                                                           (Robert B. Russell,
Vice President)
                                                              (Chief Accounting
Officer)





































































DATA TABLE
FOR 10-Q AT SEPTEMBER 30, 1998