Form 10-K
period 1998-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 1999-04-06
CIK 826154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
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

As of February 28, 1999, 2,057,799 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 72,022,965.


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the annual shareholders report for the year ended December 31, 1998 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 1998
Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.













































-1-

Item 1.       Business.
History and Business
         Orrstown Financial Services, Inc. (OFS) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank ("Orrstown"), Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable. On March 8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown, issuing 131,455 shares of Orrstown Financial Services, Inc.'s common stock to the former Orrstown shareholders.
         Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its subsidiary, Orrstown Bank, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its seven branches are located in Shippensburg (2), Carlisle (2), Spring Run, Orrstown, and Chambersburg, Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary's officers. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown.
         Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of Orrstown, its subsidiary. On December 31, 1998, Orrstown had 76 full-time and 36 part-time employees.
Business of Orrstown
Orrstown was organized as a state-chartered bank in 1987 as part of an agreement and plan of merger between Orrstown Financial Services, Inc. and Orrstown Bank, the predecessor of Orrstown, under which Orrstown became a wholly-owned subsidiary of Orrstown Financial Services, Inc. As indicated, Orrstown is the successor to Orrstown Bank which was originally organized in 1919.
-2-

         Orrstown is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits and granting loans. The Bank grants agribusiness, commercial and residential loans to customers in South Central Pennsylvania, principally Franklin and Cumberland Counties. The concentrations of credit by type of loan are set forth on the face of the balance sheet (page 5 of the annual report to shareholders). The Bank maintains a diversified loan portfolio and evaluates each customer's creditworthiness on a case-by-case basis.
The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the customer and collateral standards established in the Bank's lending policies and procedures.
         All secured loans are supported with appraisals of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided they meet acceptable standards for liquidity and marketability.
         Loans secured by equipment and/or other nonreal estate collateral normally do not exceed 70% of appraised value or cost, whichever is lower. Loans secured by real estate do not exceed 80% of the appraised value of the property which is the maximum loan to collateral value established in the Bank's lending policy. Loan to collateral values are monitored as part of the loan review, and appraisals are updated as deemed appropriate in the circumstances.
         Administration and supervision over the lending process is provided by the Bank's Credit Administration Department via loan reviews. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Credit Administration Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals.
         The Credit Administration Department continues to monitor and evaluate loan customers utilizing risk-rating criteria established in the lending policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans.

         Reports of the results of the loan reviews are submitted quarterly to the Directors' Credit Administration Committee for approval and provide the basis for evaluating the adequacy of the allowance for loan losses.
         Through its trust department, Orrstown renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law.
         As of December 31, 1998, Orrstown had total assets of approximately $ 236 million, total shareholders' equity of approximately $ 21 million and total deposits of approximately $ 184 million.
Regulation and Supervision
         Orrstown Financial Services (OFS) is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). OFS is subject to examination by the FRB and is restricted in its acquisitions, certain of which are prohibited and certain of which are subject to approval by the FRB.
         Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, federal law imposes certain restrictions on transactions between OFS and its subsidiary, Orrstown Bank. As an affiliate of Orrstown Bank OFS is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by Orrstown Bank to its affiliates.

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

    Regulatory authorities have issued guidelines that establish risk-based capital and leverage standards. These capital requirements of bank regulators, are discussed on page 21 of the annual report to shareholders under "Capital Adequacy and Regulatory Matters". Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to develop a "capital plan" to increase its capital to levels established by the agency.
         In 1991, the Federal Deposit Insurance Corporation
Improvement Act of 1991 ("FDICIA") was enacted. FDICIA contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.
         The earnings of Orrstown Bank, and therefore the earnings of Orrstown Financial Services, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the FDIC and the Pennsylvania Department of Banking. In addition, there are numerous governmental requirements and regulations that affect the activities of Orrstown Financial Services.
Competition
         Orrstown's principal market area consists of Franklin
County and Cumberland County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Shippensburg and Carlisle, Pennsylvania.
         Orrstown, like other depository institutions, has been subjected to competition from less heavily regulated entities such as brokerage firms, money market funds, consumer finance and credit card companies and other commercial banks, many of which are larger than Orrstown Bank. Orrstown Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
Item 2.       Properties.
         Orrstown Bank owns buildings in Orrstown, Pennsylvania, Shippensburg, Pennsylvania (3), Carlisle, Pennsylvania, Spring Run, Pennsylvania and Chambersburg, Pennsylvania. Offices of the bank are located in each of these buildings. One of the offices located in Shippensburg is an "Operations Center" which does not operate as a branch, but rather as an accounting office. The bank also owns properties adjacent to the Orrstown and downtown Shippensburg offices which it intends to hold for future expansion purposes.
Item 3.       Legal Proceedings.
         Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of Orrstown Financial Services, Inc.'s management, Orrstown Financial Services, Inc. has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Orrstown Financial Services, Inc.'s operations or financial position.
Item 4.       Submission of Matters to Vote of Security Holders.
         None
         Executive Officers of Registrant
         The following table sets forth selected information about the principal officers of the holding company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board.

                                                                Age
                                        Held    Bank Employee   as of
    Name/Office Held                  Since       Since      3/15/99

Joel R. Zullinger, Chairman
  of the Board     1991 (1)  50
Jeffrey W. Coy, Vice Chairman of
 The board    1988 (1)  47
Kenneth R. Shoemaker, President & CEO  1987 1986 51
Bradley S. Everly, Senior Vice President
 Senior Loan Officer    1997 1997 47
Stephen C. Oldt, Executive
  Vice President, Chief Operating
  Officer     1987 1987 56
Philip E. Fague, Vice President,
 Senior Trust Officer   1990 1988 39
Robert T. Henry, Secretary   1988 (1)  70
Benjamin Stoops, Vice President, Senior
 Operations Officer     1998 1998 47

         (1) Mr. Henry, Mr. Zullinger and Mr. Coy are not employees of the Bank.

         Senior Operating Officers of the Bank

                                           Held    Bank Employee   Age
     Name/Office Held                   Since        Since      as of
                                                                3/15/99
Kenneth R. Shoemaker, President &
  Chief Executive Officer    1987 1988 51
Stephen C. Oldt, Executive Vice
  President & Chief Operating
  Officer     1987 1987 56
Philip E. Fague, Vice President/  1990/
  Senior Trust Officer  1993 1988 39
Bradley S. Everly, Senior Vice    1997/
  President/Senior Loan Officer   1997 1997 47
Benjamin Stoops, Vice President,
  Senior Operations Officer  1998 1998 47

Part II

Item 5.  Market for Registrant's Common Stock and Related Security
  Holder Matters.

         Orrstown Financial Services, Inc.'s common stock is not traded on a national securities exchange, but is traded inactively through the local and over the counter local markets. At December 31, 1998, the approximate number of shareholders of record was approximately
1,666. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

                       Market         Cash              Market  Cash
                       Price        Dividend            Price  Dividend
Dividend (1)              1998                               1997
                   High     Low                     High     Low

First Quarter $ 24.00   $ 22.50   $ .115    $ 17.15   $ 16.19   $ .09
Second Quarter     26.00     22.13     .115 20.00     17.15     .095
Third Quarter 30.00     26.00     .12  21.00     20.00     .10
Fourth Quarter     32.00     27.50     .13  22.50     21.00     .155

    (1)  Note:     Cash dividends per share have been restated after
giving retroactive recognition to a 2 for 1 stock split effective
November 21, 1998 and 5% stock dividend paid May 15, 1997.

         See Note 14 to the financial statements for restrictions on the payment of dividends.

Item 6.  Selected Financial Data.
         The selected five-year financial data on page 22 of the annual shareholders' report for the year ended December 31, 1998 is incorporated herein by reference.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Management's discussion and analysis of financial condition and results of operations, on pages 17 through 22 of the annual shareholders' report are incorporated herein by reference.
Item 8.  Financial Statements and Supplementary Data.
         The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 5 through 22 of the annual shareholders report for the year ended December 31, 1998 and are incorporated herein by reference. Additional schedules required in addition to those included in the annual shareholders report are submitted herewith.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS


                                         1998 Versus 1997
                                       Increase (Decrease)
                                         Due to Change in

                                                 Total
                                    Average     Average  Increase
                                    Volume       Rate  (Decrease)
     (000 omitted)
Interest Income
    Loans (net of unearned discounts)  $ 2,429   ($ 252)   $ 2,177
    Taxable investment securities 390  (   80)   310
    Nontaxable investment securities   170  (   17)   153
    Other short-term investments          131       (   17)           114
        Total interest income         3,120 (  366)     2,754

Interest Expense
    Interest bearing demand      503     156          659
    Savings deposits         (     35) (   16)   (     51)
    Time deposits  344     32     376
    Short-term borrowings        221   (   29)         192
    Long-term borrowings             379    (   29)         350
        Total interest expense          1,412         114      1,526

         Net interest income           $ 1,228

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

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

    The following table shows the maturities of investment securities at book value as of December 31, 1998, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                            After 1 year After 5 years
                     Within  but within  but within  After
                     1 year   5 years    10 years   10 years    Total

(000 omitted)

Bonds:
    U. S. Treasury
         Book value     $ 2,511   $ 5,504   $ 1,056   $     0   $ 9,071
         Yield     5.89%     6.41%     6.06%          0%   6.22%

    U. S. Government
     agencies
         Book value     0    0    2,500     0    2,500
         Yield     0%   0%   6.63%          0%   6.63%

    State and municipal
         Book value     0    1,139     0    16,836    17,975
         Yield     0%   9.98%     0%   8.67%          8.74%

    Total book
     value    $ 2,511   $ 6,643   $ 3,556   $ 16,836  $ 29,546

    Yield       5.89%     7.02%     6.46%           8.67%          7.79%

Mortgage-backed
 securities:
    Total book value                   $ 17,306

         Yield                       6.52%


Equity Securities:
    Total book value                   $    686

         Yield                       3.87%

    Total Investment Securities             $ 47,538

         Yield                      7.27%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

LOAN PORTFOLIO


    The following table presents the loan portfolio at the end of each of the last five years:

                             1998    1997      1996       1995     1994
    (000 omitted)

Commercial, financial
 and agricultural  $  18,732 $  10,275 $   8,401 $   8,211 $  6,970
Real estate -
 Construction 11,182    5,961     4,304     5,706     5,038
Real estate - Mortgage  116,030   97,074    82,687    75,731    68,458
Installment and other
 personal loans (net of
 unearned discount)           12,688      15,021     13,534        13,209
10,373
   Total loans     $ 158,632 $ 128,331 $ 108,926 $ 102,857 $ 90,839

         Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments and credit cards) at December 31, 1998:

                               Under One     One to   Over Five
                                 Year      Five Years   Years     Total
        (000 omitted)

Commercial, financial
 and agricultural  $ 2,968   $ 3,560   $ 12,204  $ 18,732
Real estate - Construction     1,522     1,822      7,838     11,182
     Total    $ 4,490   $ 5,382   $ 20,042  $ 29,914

         The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1998:

                                 Fixed Rate         Variable
                                  Loans            Rate Loans
        (000 omitted)
Due within one year     $ 15,292  $ 68,150
Due after one but within
 five years   27,666    0
Due after five years      47,524         0
     Total    $ 90,482  $ 68,150

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF LOAN LOSS EXPERIENCE

                                   Years Ended December 31

                         1998       1997      1996       1995     1994
  (000 omitted)

Average total loans
 outstanding (net of
 unearned income)  $ 144,013 $ 117,403 $ 105,779 $ 97,662  $ 81,740

Allowance for loan
 losses, beginning
 of period    $   1,767 $   1,620 $   1,433 $  1,200  $  1,125
Additions to provision
 for loan losses
 charged to operations  270  215  240  270  71
Loans charged off
 during the year
   Commercial 15   1    20   0    0
   Personal credit lines     23   32   17   3    1
   Installment                 46       50          31           48        7
Total charge-off's            84        83        68        51        8

Recoveries of loans
 previously charged off:
   Commercial 3    2    3    0    0
   Installment     10   12   12   14   12
   Personal credit lines       5             1          0         0        0
Total recoveries               18      15         15        14       12

Net loans charged off
 (recovered)                66         68         53        37  (       4)

Allowance for loan
 losses, end of
 period  $   1,971 $   1,767 $  1,620  $  1,433  $  1,200

Ratio of net loans
 charged off to
 average loans
 outstanding       .06%      .06%          .05%        .04%        0.0%

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

                  1998      1997     1996       1995    1994

(000 omitted)

Nonaccrual loans   $   486   $   473   $    14   $   132   $    27

Accrual loans:
    Restructured   $     0   $     0   $     0   $     0   $     0
    30 through 89
     days past due 823  2,398     1,976     1,949     1,553
    90 days or
     more past due      284      657       203       417       155
Total accrual
 loans   $ 1,107   $ 3,055   $ 2,179   $ 2,366   $ 1,708

         See Note 7 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and discussion concerning impaired loans at December 31, 1998.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY


    The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                                           Years Ended December 31

                             1998                        1997

                                 Percentage                  Percentage
                      Allowance  of Loans to     Allowance  of Loans to
                       Amount    Total Loans       Amount   Total Loans

    (000 omitted)

Commercial, financial
  and agricultural $   255   9.93%     $     31  8.00%
Commercial, real estate
  secured     416  19.43     354  35.00
Real estate -
  Construction     0    7.05 0    4.64
Real estate -
  Mortgage    111  53.77     188  40.64
Installment       34    9.82 12    11.72
Unallocated     1,155     0.00        1,182   0.00
   Total $ 1,971   100.00%   $ 1,767   100.00%



                                        Years Ended December 31

                            1996                         1995

                                Percentage                   Percentage
                    Allowance   of Loans to      Allowance  of Loans to
                     Amount     Total Loans        Amount   Total Loans

    (000 omitted)

Commercial, financial
  and agricultural $   125   7.71%     $   114     7.98%
Commercial - Real estate
  secured     0    0.00 0    0.0
Real estate -
  Construction     64   3.95 80   5.55
Real estate -
  Mortgage    1,229     75.91     1,055     73.63
Installment       202   12.43     184   12.84
Unallocated               0    0.00          0     0.00
   Total $ 1,620   100.00%   $ 1,433   100.00%

                                         Year Ended December 31

                                                   1994

                                                           Percentage
                                      Allowance            of Loans to
                                       Amount              Total Loans

  (000 omitted)

Commercial, financial
  and agricultural $   113   9.42%
Commercial - Real estate
  secured     0    0.00
Real estate -
  Construction     67   5.58
Real estate -
  Mortgage    844  70.33
Installment                           176    14.67
Unallocated         0     0.00
   Total $ 1,200   100.00%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

DEPOSITS


    The average amounts of deposits are summarized below:


                                 Years Ended December 31
                             1998         1997             1996

   (000 omitted)

Demand deposits    $  20,433 $  17,665 $  16,078
Interest bearing demand
 deposits     55,454    37,535    27,601
Savings deposits   23,394    24,568    26,555
Time deposits    74,488    68,161    63,767
   Total deposits  $ 173,769 $ 147,929 $ 134,001

    The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1998:

            Maturity                             (000 omitted)

    Certificates of Deposit
       Three months or less  $  2,605
       Over three months through
        six months 6,178
       Over six months through
        twelve months   1,241
       Over twelve months         200
         $ 10,224

RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)


    The following table presents a summary of significant earnings and capital ratios: (dollar amounts in thousands)

                               1998       1997            1996

    Average assets $ 212,149 $ 172,366 $ 153,145
    Net income     $   3,119 $   2,606 $   2,248
    Average equity $  19,523 $  16,956 $  15,076
    Cash dividends paid $     986 $     903 $     694
    Return on assets    1.47%     1.51%     1.47%
    Return on equity    15.97%    15.37%    14.90%
    Dividend payout ratio    31.59%    34.65%    30.87%
    Equity to asset ratio    9.2% 9.84%     9.8%

-17-

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED SUMMARY OF OPERATIONS

                                   Years Ended December 31
                        1998      1997      1996       1995       1994
   (000 omitted)
Interest income    $ 16,109  $ 13,450  $ 12,018  $ 10,829  $ 8,571
Interest expense         7,348       5,822     5,139     4,542    3,241
Net interest income     8,761     7,628     6,879     6,287     5,330
Provision for loan
 losses            270       215       240       270       71
    Net interest
     income after
     provision for
     loan losses   8,491     7,413     6,639     6,017     5,259

Other income:
    Trust and brokerage
     services 818  490  384  297  185
    Service charges -
     Deposits 646  601  477  375  349
    Other service charges,
     collection and
     exchange, charges,
     commission fees    667  341  258  218  180
Other operating
 income (loss)               122       119      121         45      146
    Total other
     income         2,253       1,551    1,240        935      860

Income before
 operating expense 10,744    8,964     7,879     6,952     6,119

Operating expenses:
    Salaries and
     employees benefits 3,491     2,901     2,621     2,326     2,115
    Occupancy and
     equipment expense  859  764  665  559  486
    Other operating
     expenses       2,095       1,719    1,507      1,371    1,363
    Total operating
     expenses       6,445       5,384    4,793      4,256    3,964

Income before income
 taxes   4,299     3,580     3,086     2,696     2,155
Income tax            1,180       974      838        742      520
    Net income
     applicable to
     common stock  $  3,119  $  2,606  $ 2,248   $  1,954  $ 1,635

Per share data:
    Earnings per common
     share    $  1.52   $  1.27   $ 1.10    $   .95   $  .80
    Cash dividend -
     Common   $   .48   $   .44   $  .34    $   .29   $  .25
    Weighted average
     number of common
     shares   2,051,831 2,050,646 2,051,412 2,052,614 2,052,614

Item 9.  Disagreements on Accounting and Financial Disclosures.

         Not applicable.

PART III

    The information required by Items 10, 11, 12 and
13 is incorporated by reference from Orrstown Financial
Services, Inc.'s definitive proxy statement for the 1999
Annual Meeting of Shareholders filed pursuant to Regulation
14A.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports of Form 8-K.
(a) (1) - List of Financial Statements
The following consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended
December 31, 1998, are incorporated by reference in Item 8:
         Consolidated balance sheets - December 31,
         1998 and 1997
         Consolidated statements of income - Years ended December 31, 1998, 1997 and 1996
         Consolidated statements of stockholders' equity - Years ended December 31, 1998, 1997, and 1996
         Consolidated statements of cash flows - Years ended December 31, 1998, 1997, and 1996
         Notes to consolidated financial statements -
         December 31, 1998
    (2)  List of Financial Statement Schedules
         Schedule I - Changes in net interest income tax equivalent yields
         Schedule II - Investment portfolio
         Schedule III - Loan portfolio

         Schedule IV - Summary of loan loss experience
         Schedule V - Nonaccrual, delinquent and
           impaired loans
         Schedule VI - Allocation of allowance for loan losses
         Schedule VII - Deposits and return on equity and assets
         Schedule VIII - Consolidated summary of
           operations
    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
    (3)  Listing of Exhibits
         Exhibit (3) (i) Articles of incorporation
         Exhibit (3) (ii) Bylaws
         Exhibit (4) Instruments defining the rights of security holders including indentures
         Exhibit (10) Material contracts
         Exhibit (13)  Annual report to security
         holders
         Exhibit (21)  Subsidiaries of the registrant
         Exhibit (23)  Consent of independent auditors
         Exhibit (27)  Financial data schedule
    All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (b)  Reports on Form 8-K filed
         None.
    (c)  Exhibits
         (3)(i)  Articles of incorporation. Filed herewith.
            (ii) By-laws.  Incorporated by reference
                 to Exhibit 3.2 to the Registrant's
                 Registration Statement on Form S-4,
                 Registration No. 33-18888.
         (4)  Instruments defining the rights of
              security holders including indentures.
              The rights of the holders of Registrant's common stock are contained in:
              (i)  Articles of Incorporation of Orrstown
                   Financial Services, Inc., filed herewith.
              (ii) By-laws of Orrstown Financial
                   Services, Inc., filed as Exhibit 3.2
                   to the Registrant's Registration
                   Statement on Form S-4 (Registration
                   No. 33-18888).
(10) Change in control agreement between Orrstown
Financial Services, Inc. and its chief executive officer. Incorporated by reference to Exhibit 99 of the registrant's Form 10-K filed March 17, 1997 for the year ended December 31, 1996.
         (13) Annual report to security holders - filed herewith

         (21) Subsidiaries of the registrant - filed herewith
         (23.1) Consent of independent auditors filed herewith
         (27) Financial data schedule - filed herewith
    (d)  Financial statement schedules
         The following financial statement schedules required under Article 9 Industry Guide 3 have been included on pages 11 to 18 under Item 8 of this report:
         Schedule I - Changes in net interest income tax equivalent yields.
         Schedule II - Investment portfolio
         Schedule III - Loan portfolio
         Schedule IV - Summary of loan loss experience
         Schedule V - Nonaccrual delinquent and
         impaired loans
         Schedule VI - Allocation of allowance for loan losses
         Schedule VII - Deposits and return on equity and assets
         Schedule VIII - Consolidated summary of
         operations

SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ORRSTOWN FINANCIAL SERVICES, INC.
                                     (Registrant)

                              By  /s/ Kenneth R. Shoemaker
                             Kenneth R. Shoemaker, President
Dated:  March 26, 1999          (Duly authorized officer)

                           By /s/ Robert B. Russell
                              Robert B. Russell, Controller
                              (Principal Accounting Officer)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title             Date

/s/ Kenneth R. Shoemaker     President and  March  26 , 1999
Kenneth R. Shoemaker    Director

/s/ Anthony F. Ceddia        Director  March  26 , 1999
Dr. Anthony F. Ceddia

/s/ Robert T. Henry          Secretary and
Robert T. Henry    Director  March  26 , 1999

/s/ Gregory A. Rosenberry    Director  March  26 , 1999
Gregory A. Rosenberry

/s/ Joel R. Zullinger        Chairman of the     March  26 , 1999
Joel R. Zullinger                 Board and Director

/s/ Jeffrey W. Coy                Vice Chairman  March  26 , 1999
Jeffrey W. Coy     of the Board
    and Director

                                  Director  Deceased January
Ned R. Fogelsonger      20, 1999

/s/ Denver L. Tuckey________ Director  March  26 , 1999
Denver L. Tuckey

/s/ Andrea Pugh_____________ Director  March  26 , 1999
Andrea Pugh

Exhibit 3(i)

COMMONWEALTH OF PENNSYLVANIA
DEPARTMENT OF STATE
CORPORATION BUREAU


The undersigned desiring to incorporate a business corporation under the provisions of the Business
Corporation Law of the Commonwealth of Pennsylvania (Act of
May 5, 1933,  P.L. 364, as amended) does hereby certify:

ARTICLES OF INCORPORATION:

1.  The name of the Corporation is:

Orrstown Financial Services, Inc.

2. The location and post office address of its initial registered office in the Commonwealth of Pennsylvania is:

3580 Orrstown Road
 Orrstown, Franklin County, Pennsylvania 17244

3.  The purpose or purposes for which the
Corporation is incorporated are:

   To have unlimited power to engage in and do any lawful acts concerning any or all lawful business for which corporations may be incorporated under the provisions of the Business Corporation Law of the Commonwealth of Pennsylvania. The Corporation is incorporated under the provisions of the Business Corporation Law of the Commonwealth of Pennsylvania (Act of May 5, 1933, P.L. 364, as amended).

4. The term for which the Corporation is to exist is perpetual.

5. The shareholders of the Corporation shall not have the right to cumulate their shares in voting for the election of directors.

6. (a) The    aggregate number of shares which the
Corporation shall have authority to issue is:

(i) 10,000,000 shares of Common Stock with no par value; and (*)

(ii) 500,000 shares of Preferred Stock with a par value of $1.25 per share.


(b) The relative rights, preferences and designations of the Preferred stock shall be as follows:

The Board of Directors may issue, in one or more series, the shares of Preferred Stock, with full, limited, multiple, fractional or no voting rights, and with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights or other special or relative rights as shall be fixed from time to time by resolution of the Board of Directors.

7. A. The Board of Directors may, if it deems advisable, recommend or oppose a tender or other offer for the Corporation's securities, whether the offer is in cash or in the securities of a corporation or otherwise. When considering whether to recommend or oppose an offer, the Board of Directors may, but is not legally obligated to, consider any pertinent issue. By way of illustration, but not limitation, the Board of Directors may, but shall not be legally obligated to, consider any or all of the following:

(1) whether the offer price is acceptable based on the historical and present operating results or financial condition of the Corporation;

(2) whether a more favorable price could be obtained for the Corporation's securities in the future;

(3) the impact which an acquisition of the Corporation would have on the employees, depositors and customers of the Corporation and its subsidiaries and the community which they serve;

(4) the reputation and business practices of the offeror and its management and affiliates as they would affect the employees, depositors and customers of the Corporation and its subsidiaries and the future value of the Corporation's stock;

(5) the value of the securities (if any) which the offeror is offering in exchange for the Corporation's securities, based on an analysis of the worth of the Corporation as compared to the corporation or other entity whose securities are being offered;

(6) any antitrust or other legal and
regulatory issues that are raised by the offer.

(B) If the Board of Directors determines that an offer should be opposed, it may take any lawful action for that purpose, including, but not limited to, any, or all of the following: advising shareholders not to accept the offer; litigation against the offeror; filing complaints with all governmental and regulatory authorities; acquiring the Corporation's securities; selling or otherwise issuing authorized but unissued securities or treasury stock or granting options, warrants or rights with respect thereto;
making defensive acquisitions; and obtaining a more favorable offer from another individual or entity.

8. Any business combination (including a plan of merger or consolidation) or sale or transfer of all or substantially all of the assets of the Corporation with or to a shareholder of the Corporation who, directly or indirectly, has voting control over 10% or more of any class of shares of the Corporation or with or to an entity which, directly or indirectly, is controlled by such a shareholder, shall require the approval by the Board of Directors of the Corporation and approval by shareholders entitled to cast at least three-fourths of the votes which all shareholders are entitled to cast thereon; provided, however, if such business combination or sale or transfer is approved by at least three-fourths of the Directors of the Corporation, then approval by shareholders entitled to cast a majority of the votes which all shareholders are entitled to cast shall be sufficient.

9. If any person (including any individual, corporation, partnership or other entity) directly or indirectly acquires shares of the Corporation entitling the owner to cast at least 10% of the votes which all shareholders would be entitled to cast in the election of Directors of the Corporation, then any business combination (including a plan of merger or consolidation) with such person or an entity directly or indirectly controlled by such person shall require such person to offer to pay the other shareholders of the Corporation at least the highest price paid directly or indirectly by such person for any of the shares then directly or indirectly owned by such person. For purposes of this provision "price" shall mean the sum of any cash and the fair value of any other consideration paid for any of such shares.

10. These Articles of Incorporation may be amended by the affirmative vote of shareholders entitled to cast at least three-fourths of the votes which all shareholders are entitled to cast unless approved by three-fourths of the Directors of the Corporation, in which case approval by shareholders entitled to cast a majority of the votes which all shareholders are entitled to cast shall be sufficient.

11. Section 910 of the Pennsylvania Business
Corporation Law shall not be applicable to the Corporation.

12. The name and post office address of the incorporator and the number and class of shares subscribed by him are:

Name                    Address          Number & Class of
Share

Michael A. Budin, 12th Floor Packard
 Esq.              Bldg.                   One share of
                  Philadelphia, PA 19102   common stock


IN TESTIMONY WHEREOF, the incorporator has signed and sealed these Articles of Incorporation this 12th day of November, 1987.


                             /s/ Michael A. Budin(SEAL)
                              Incorporator

Filed this    17th       day of   November   A.D. 1987
Commonwealth of Pennsylvania
Department of State


    /s/ James J. Hagerty
Secretary of the Commonwealth


(*) Amended May 24, 1989 to eliminate par value as to shares of common stock; amended May 27, 1998 to increase number of authorized shares of common stock from 2,000,000 shares to 10,000,000 shares.

                                                      EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT



1. Orrstown Bank, Orrstown, Pennsylvania; a state-chartered bank organized under the Pennsylvania Banking Code of 1965.

                                                     Exhibit 23.1


Independent Auditor's Consent




Board of Directors and Shareholders
Orrstown Financial Services, Inc.


    We consent to the incorporation by reference in Registration Statements (Form S-4 No. 33-18888 and Form S-3 No. 333-53405) of Orrstown Financial Services, Inc. of our report dated January 29, 1999, appearing in this annual report on Form 10-K of Orrstown Financial Services, Inc. for the year ended December 31, 1998.




                        SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, Pennsylvania
March 24, 1999