Form 10-Q
period 1999-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 1999-05-14
CIK 826154

FORM 10 - Q



                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended          March 31,1999                     Commission
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


                     Class
Outstanding at May 7,1999
            (Common Stock, no par value)
2,059,920
























                  ORRSTOWN FINANCIAL SERVICES, INC.

                               INDEX




Page
Part I - FINANCIAL INFORMATION
Item 1.            Financial statements ( unaudited )
         Condensed consolidated balance sheets - March 31,1999
               and December 31, 1998
3
         Condensed consolidated statements of income - Three months ended March 31,1999 and 1998
4
         Condensed consolidated statements of comprehensive income -
Three months
               ended March 31,1999 and 1998
5
         Condensed consolidated statements of cash flows -Three months ended March 31,1999 and 1998
6
         Notes to condensed consolidated financial statements
7
Item 2.  Management's discussion and analysis of financial condition and results of operations
9

PART II - OTHER INFORMATION
13

Signatures
14































































         PART I - FINANCIAL INFORMATION


























































                               PART I - FINANCIAL INFORMATION
                               Item 1. Financial Statements

                               ORRSTOWN FINANCIAL SERVICES, INC.
                  AND ITS WHOLLY -  OWNED SUBSIDIARY, ORRSTOWN BANK


                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


                                                           March 31,
December 31,
                                                              1999
1998*
                                                            (Unaudited)
ASSETS

(000 Omitted)
Cash and due from banks                                         6,567
7,028
Interest - bearing deposits with banks                             20
27
Federal funds sold                                              6,152
8,072
Securities available for sale                                  52,347
49,852
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                               1,285
1,285
Loans                                                         163,097
158,632
Allowance for loan losses                                      (2,057)
(1,971)
                                                           -----------
-----------
                      Net Loans                               161,040
156,661
Bank premises and equipment, net                                5,257
5,224
Other assets                                                    7,963
7,673
                                                           -----------
-----------
           Total assets                                       240,631
235,822
                                                           ===========
===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
            Noninterest  bearing                               23,894
22,020
            Interest  bearing                                 164,193
161,744
                                                           -----------
-----------
                     Total deposits                           188,087
183,764
Federal funds purchased and repurchase agreements               6,337
6,234
Other borrowed funds                                           20,822
20,828
Other liabilities                                               3,863
3,916
                                                           -----------
-----------
                   Total liabilities                          219,109
214,742
                                                           -----------
-----------

STOCKHOLDERS' EQUITY
       Common stock, no par value - $ .1041 stated
              value per share at March 31, 1999 and
              December 31, 1998,  10, 000, 000 shares authorized
              with 2,057,799 shares issued at March 31, 1999
              and 2,055,315 shares issued at December 31, 1       214
214
Additional paid - in capital                                   12,545
12,476
Retained earnings                                               7,445
6,863
Unrealized holding gain, net of tax
       $ 679 and $ 786 at March 31, 1998 and
       December 31, 1998, respectively                          1,318
1,527
                                                           -----------
-----------
                            Total stockholders' equity         21,522
21,080
                                                           -----------
-----------
                            Total liabilities and stockholders'
                                   equity                     240,631
235,822
                                                           ===========
===========

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.













                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         Three Months Ended March 31, 1999 and 1998
                                       (UNAUDITED)


                                                        1999
1998
                                                      (Unaudited)
(Unaudited)
                                                               (000
Omitted)

Interest Income
  Interest and fees on loans                             3,465
2,890
  Interest on federal funds sold                            80
90
  Interest and dividends on investment securities          762
734
  Interest income on deposits with banks                     2
1
                                                      ---------
---------
         Total interest income                           4,309
3,715

Interest Expense
    Interest on deposits                                 1,581
1,560
    Interest on borrowed money                             341
147
                                                      ---------
---------
        Total interest expense                           1,922
1,707
                                                      ---------
---------

        Net interest income                              2,387
2,008
                                                      ---------
---------

 Provision for loan losses                                  90
75
                                                      ---------
---------

Net interest income after provision for loan
  losses                                                 2,297
1,933
                                                      ---------
---------

Other Income
     Service charges on deposits                           207
186
     Other service charges                                 152
96
     Trust department income                               184
166
     Brokerage income                                       82
26
     Other income                                           88
17
     Net gains or (losses) on available  for  sale sec      (9)
(10)
                                                      ---------
---------
             Total other income                            704
481
                                                      ---------
---------

Other Expenses
       Salaries and employee benefits                    1,001
808
       Net occupancy and equipment expenses                215
202
       Other operating expenses                            613
517
                                                      ---------
---------

          Total other expense                            1,829
1,527
                                                      ---------
---------

          Income before income taxes                     1,172
887

Income tax expenses                                        323
245
                                                      ---------
---------

             Net income                                    849
642
                                                      =========
=========

Weighted average number of shares outstanding         *********
*********

Net income per share                                      0.41
0.32

Cash dividends declared per share                         0.13
0.115


The accompanying notes are an integral part of these condensed financial statements.





                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     Three Months Ended March 31,1999
and 1998
                                             (UNAUDITED)



                                                              1999
1998
                                                                   (000
Omitted)

Net Income                                                     849
642

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                                     (209)
(189)
                                                          _________
__________
Comprehensive Income                                           640
453
                                                        ============
=============






The accompanying notes are integral part of these condensed financial statements.


















































                                         ORRSTOWN FINANCIAL SERVICES,
INC.
                                 AND ITS WHOLLY - OWNED SUBSIDIARY,
ORRSTOWN BANK

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
                                         Three Months Ended March 31,
1999 and 1998
                                                   (UNAUDITED)




1999                1998

(Unaudited)          (Unaudited)

(000 Omitted)
Cash flows from operating activities:
   Net income
849                 642
   Adjustments to reconcile net income to net
            cash provided by operating activities:
         Depreciation and amortization
112                 103
         Provision for loan losses
90                  75
         Other, net
54                 122
                                                                   ----
------           ---------
Net cash provided by operating activities
1,105                 942

Cash flows from investing activities:
     Net (increase) decrease in interest bearing
          deposits with banks
7                (112)
    Purchase of available for sale securities
(5,016)             (5,014)
    Maturities of available for sale  securities
2,201               1,695
    Net (increase) in loans
(4,465)             (4,867)
    Purchases of bank premises and equipment
(133)                (33)
    (Increase) in other assets
(302)                  0
                                                                   ----
------           ---------
Net cash (used) by investing activities
(7,708)             (8,331)
                                                                   ----
------           ---------

Cash flows from financing activities:
     Net increase in deposits
4,323              10,187
     Cash dividends paid
(268)               (236)
     Dividend reinvestment plan purchases
70                   0
     Net increase in purchased funds
103               3,323
     Payments on debt
(6)                 (6)
                                                                   ----
------           ---------
Net cash provided by financing activities
4,222              13,268
                                                                   ----
------           ---------

Net increase (decrease) in cash and cash equivalents
(2,381)              5,879

Cash and cash equivalents at beginning of period
15,100               8,821
                                                                   ----
------           ---------
Cash and cash equivalents at beginning of period
12,719              14,700

==========           =========

Supplemental disclosure of cash flows information:
       Cash paid during the period for:
               Interest
2,007               1,582
               Income Taxes
0                  42

Supplemental schedule of noncash investing and financing activities:
        Unrealized gain (loss) on investments available for
           sale (net of deferred taxes of $(107) and $(96) at
            March 31, 1999 and 1998, respectively)
(209)               (189)



The accompanying notes are an integral part of these condensed financial statements.
















                           ORRSTOWN FINANCIAL SERVICES, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             March 31, 1999
                                              (UNAUDITED)



NOTE 1.  Basis of Presentation

         The financial information presented at and for the three months ended March 31, 1999 and 1998 is unaudited. Information presented at December 31, 1998 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments
         ( consisting solely of normal recurring adjustments ) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


NOTE 2.  Principles of Consolidation

         The consolidated financial statements include the accounts of the corporation and its wholly - owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated.

NOTE 3.  Cash Flows

         For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions " cash and due from banks " and " federal funds sold ". As permitted by Statement of Financial
         Accounting Standards No. 104, the corporation has elected to present the net increase or decrease in deposits in banks, loans and deposits in the statement of cash flows.

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
























Note 6.  Changes in Common Stock

         In October, 1998 the Board of Directors of Orrstown Financial Services, Inc. approved a two for one stock split effective November 21, 1998 for shareholders of record on
         November 2, 1998. Earnings per share, dividends per share and weighted average shares outstanding references have been restated to reflect the two for one stock split for all periods presented.

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

         Management has classified all investments securities as "available for sale". At March 31
         1999 fair value exceeded amortized cost by $1,997,000. This resulted in an increase in stockholders' equity of $1,318,000 after recognizing the tax effects of the unrealized gains. At December 31, 1998, fair market value exceeded amortized cost by $ 2,313,000 resulting in an increase in stockholders' equity of $1,527,000 after recognizing the tax effects of the unrealized gains.


Note 8.  Year 2000 (Y2K) Data Processing Position

         The Corporation's last mission critical function, check processing, was converted to a Y2K compliant system effective May 6, 1999.
Renovation of
         other systems has been completed and a Phase II regulatory examination was satisfactorily completed during February, 1999. Thus, the Corporation does not expect Y2K expenses recorded in 1999 to have a material effect on its liquidity, capital position or results of operations.































                                              ORRSTOWN FINANCIAL
SERVICES, INC.

Item 2.                             MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
                                                         AND RESULTS OF
OPERATIONS



RESULTS OF OPERATIONS


                         Summary

                         Orrstown Financial Services, Inc. recorded net
income of $ 849,000 for the first qua
                         1999 compared to $ 642,000 for the same period
in 1998, representing an increase of
                         $ 207,000 or 32.2 %.  Net income per share was
$ .41 during 1999's third quarter up
                         from the $ .32 earned during 1998's first
quarter.



                         The following statistics compare 1999's year
to date performance to that of 1998:


First Quarter

1999            1998

                                 Return on average assets
1.45%           1.33%
                                 Return on average equity
15.95%          13.99%
                                 Average equity / Average assets
9.09%           9.52%


                         A more detailed discussion of the elements
having the greatest impact on net income


                         Net Interest Income

                         First Quarter 1999 vs. First Quarter 1998

                                 Net interest income for the first
quarter of 1999 was $ 2,297,000 representi
                         growth of $ 364,000, or 18.8 % , over the $
1,933,000 realized during 1998's first q
                         Growth in net interest income was realized
solely through volume factors as the net
                         interest margin narrowed from 4.66% during
1998's first quarter to 4.63%.  Growth ha
                         been exceptional with average daily loans up
24.4% from 1998's first quarter and ave
                         daily deposits up 13% over the same period.
Free funds have grown 7.8% over first
                         quarter 1998 but the free funds ratio has
lightened from 15.23% to 13.73%.




                         The table that follows states rates on a fully
taxable equivalent basis, ( F.T.E. )
                         demonstrates the aforementioned effects:


                                     FIRST QUARTER
                                              1999
1998
( in thousands )                 Avg. Balances  Rates             Avg.
Balances      Rates


Interest earning assets           220,508           8.16%
184,359             8.42%
Interest bearing liabilities      190,238           4.09%
156,280             4.43%
                                 ---------      ---------         -----
-----         --------
Free Funds                         30,270
28,079
                                 =========
==========

Net interest income                 2,297
1,933
                                 =========
==========
Net interest spread ( F.T.E. )                      4.07%
3.99%
                                                =========
========

Free funds ratio                    13.73%
15.23%
                                 =========
==========
Net interest margin ( F.T.E )                       4.63%
4.66%
                                                =========
========







Other Income and Other Expenses

First Quarter 1999 vs. First Quarter 1998


Other income increased $ 233,000, or 46.4 %, from $ 481,000 during the first quarter of 1998 to $ 704,000 during the first quarter of 1999. Increases were realized in most categories with other income growing
$71,000, brokerage income up $56,000, other service charges, including ATM and loan charges, up
$56,000, deposit service charges up $ 23, 000 and trust income up $18,000. The other income growth includes $70,000 attributable to accounting required for the addition of approximately $4,700,000 of single premium life insurance cash values to other assets at September 30, 1998. These life insurance assets support supplemental retirement plan benefits provided to the director and executive management groups.
$52,000 of growth in other expenses was also attributable to these policies.


Other expenses rose $ 302,000, or 19.8 %, from $ 1,527,000 for the first quarter 1998 to $ 1,829,000 for 1999's first quarter. Salary and benefit increases contributed $ 193,000 of the growth. All expense categories grew due to continued robust growth of the bank. Staff has been expanded to accommodate the 20% plus growth rate that is being experienced for the third consecutive year. Market opportunities have been presented by mergers of area competitors.


Income Tax Expense

Income tax expense increased $ 78,000, or 31.8 %, during 1999's first quarter versus first quarter
1998. Income before income taxes increased 32.1% during the same period. This created a similar effective income tax rate as shown below:

                                                   First Quarter
                                                 1999              1998
Effective income tax rate                        27.6%
27.6%

The marginal federal income tax bracket is 34 % for all periods presented.













































PROVISION AND ALLOWANCE FOR LOAN LOSSES


          The provision for loan losses and the other changes in the allowance for loan losses are shown below ( in thousands) :


Quarter Ended March 31

1999             1998

      Balance, beginning of period
1,971            1,767
      Recoveries
1               11
      Provision for loan loss charged to income
90               75
                                                                 ------
--------- -----------------
                 Total
2,062            1,853
      Losses
5                7
                                                                 ------
--        ---------
      Balance, end of period
2,057            1,846

========        =========

          In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses exceeds 54 % at March 31, 1999.

          Loan quality has traditionally been a company strength and the levels of loans 90 days or more past due (still accruing interest) and those on nonaccrual status have improved since first quarter 1998 as follows:

                                90 Days or More Past Due
Nonaccrual Status
                                         (in thousands)          (in
thousands)
                                    1999            1998
1999             1998

    Real estate mortgag               89           1,151
0              588
    Installment loans                  1              21
32                3
    Demand and time loans             90               6
451                6
    Credit card                        3               6
0                0
                                ---------        --------        ------
--        ---------
            Total                    183           1,184
483              597
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

































CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at
March 31, 1999 is as follows:


                                                       Orrstown
Financia           Regulatory Minimum
                                                              Services
Requirements


         Leverage ratio                          8.33%
3%


         Risk based capital ratios:
               Tier I  (core capital)           10.92%
4%
               Combined tier I and tier II
                (core capital plus allowance
                for loan losses)                12.06%
8%


The robust growth experienced during 1998 - 1999 has been supported by capital growth in the form of retained earnings and dividend reinvested via the dividend reinvestment plan adopted in 1998. Equity represented 8.94% of assets at March 31, 1999 which is similar to the 8.94% realized at December 31, 1998 and down slightly from the 9.05% realized at March 31, 1998.


Widespread acceptance of the dividend reinvestment plan initiated with the second quarter dividend of 1998, along with a moderated dividend payout, has enabled the stabilization of the equity to assets ratio at around the 9% level, despite
20% plus asset growth. The dividend payout was 35.9% during 1998's first quarter and 31.7% for second quarter 1999.
Shares participating in the dividend reinvestment program currently stand at approximately 27.7% which provides a quarterly cash infusion in excess of $74,000.


All balance sheet fluctuations exceeding 5% have been created by either the robust growth the has been experienced during 1998 - 1999 or single day fluctuations.


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




                                                      /s/
                                                         Kenneth R.
Shoemaker
                                                      (Kenneth R.
Shoemaker, President and CEO)




                                                      /s/
         Date:   May 13, 1999                            Robert B.
Russell
                                                      (Robert B.
Russell, Vice President and Chief

Accounting Officer)





                                                      /s/
                                                         Bradley S.
Everly
                                                      (Bradley S.
Everly, Senior Vice President and

Chief Financial Officer)