Form 10-Q
period 1999-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 1999-08-11
CIK 826154

FORM 10 - Q


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended         June 30,1999                      Commission
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
N--------------



                    Class                                   Outstanding
at July 31,1999
         (Common Stock, no par value)
2,062,054














































ORRSTOWN FINANCIAL SERVICES, INC.

  INDEX



                                                                  Page
Part I - FINANCIAL INFORMATION
Item 1.            Financial statements ( unaudited )
         Condensed consolidated balance sheets - June 30,1999
               and December 31, 1998                                3
         Condensed consolidated statements of income - Three months
               ended June 30,1999 and 1998                          4
         Condensed consolidated statements of income - Six months
               ended June 30,1999 and 1998                          5
         Condensed consolidated statements of comprehensive income -
               Three months & Six months ended June 30,1999 and     6
         Condensed consolidated statements of cash flows - Six months
               ended June 30,1999 and 1998                          7
         Notes to condensed consolidated financial statements      8-9
Item 2.  Management's discussion and analysis of financial condition
               and results of operations                          10-13

PART II - OTHER INFORMATION

         Other Information                                         15
         Signatures                                                16





































































PART I - FINANCIAL INFORMATION
































































































                               PART I - FINANCIAL INFORMATION
                               Item 1. Financial Statements

                               ORRSTOWN FINANCIAL SERVICES, INC.
                  AND ITS WHOLLY -  OWNED SUBSIDIARY, ORRSTOWN BANK


                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


                                                            June 30,
December 31,
                                                              1999
1998*
                                                            (Unaudited)
ASSETS

(000 Omitted)
Cash and due from banks                                         6,733
7,028
Interest - bearing deposits with banks                             21
27
Federal funds sold                                                  0
8,072
Securities available for sale                                  53,705
49,852
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                               1,285
1,285
Loans                                                         169,902
158,632
Allowance for loan losses                                      (2,049)
(1,971)
                                                           -----------
-----------
                      Net Loans                               167,853
156,661
Bank premises and equipment, net                                5,565
5,224
Accrued interest receivable                                     1,401
1,235
Cash surrender value of life insurance                          5,217
5,099
Other assets                                                    1,594
1,339
                                                           -----------
-----------
           Total assets                                       243,374
$   235,822
                                                           ===========
===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
          Noninterest  bearing                          $    23,889
$    22,020
       Interest  bearing                                 164,646
161,744
                                                        -----------
-----------
               Total deposits                           188,535
183,764
Federal funds purchased and other borrowed money                8,876
6,234
Other borrowed funds                                           20,822
20,828
Accrued interest payable                                        2,105
2,129
Other liabilities                                               1,385
1,787
                                                           -----------
-----------
                   Total liabilities                          221,723
214,742
                                                           -----------
-----------

STOCKHOLDERS' EQUITY
       Common stock, no par value - $ .1041 stated
              value per share at June 30, 1999 and
              December 31, 1998,  10,000,000 shares authorized
              with 2,059,915 shares issued at June 30, 1999 and
              2,055,315 issued at December 31, 1998               214
214
Additional paid - in capital                                   12,619
12,476
Retained earnings                                               8,167
6,863
Unrealized holding gain, net of tax
       $335 and $786 at June 30, 1999 and
       December 31, 1998, respectively                            651
1527
                                                           -----------
-----------
                            Total stockholders' equity         21,651
21,080
                                                           -----------
-----------
                            Total liabilities and stockholders'
                                   equity                 $   243,374
$   235,822
                                                    ===========
===========

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.




























                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            Three Months Ended June 30, 1999 and 1998
                                       (UNAUDITED)


                                                         1999
1998
                                                      (Unaudited)
(Unaudited)
                                                                 (000
Omitted)

Interest Income
  Interest and fees on loans                         $     3,550
$      3,105
Interest on federal funds sold                              79
85
  Interest and dividends on investment securities            801
787
  Interest income on deposits with banks                       3
2
                                                      -----------
------------
         Total interest income                             4,433
3,979

Interest Expense
    Interest on deposits                                   1,590
1,630
    Interest on borrowed money                               351
170
                                                      -----------
------------
        Total interest expense                             1,941
1,800
                                                      -----------
------------

       Net interest income                                 2,492
2,179


 Provision for loan losses                                    90
75
                                                      -----------
------------

Net interest income after provision for loan
  losses                                                   2,402
2,104
                                                      -----------
------------

Other Income
     Service charges on deposits                             298
208
     Other service charges                                   130
128
     Trust department income                                 231
154
     Brokerage income                                        120
31
     Other income                                             83
14
     Net gains on available for sale securities               (6)
(2)
                                                      -----------
------------
             Total other income                              856
533
                                                      -----------
------------

Other Expenses
       Salaries and employee benefits                      1,052
830
       Net occupancy and equipment expenses                  229
207
       Other operating expenses                              639
519
                                                      -----------
------------

          Total other expense                              1,920
1,556
                                                      -----------
------------

          Income before income taxes                       1,338
1081

Income tax expenses                                          349
296
                                                      -----------
------------

             Net income                              $       989
$        785
                                                      ===========
============

Weighted average number of shares outstanding          2,059,406
2,050,190

Net income per share                                 $      0.48
$       0.38

Cash dividends declared per share                    $      0.13
$      0.115


The accompanying notes are an integral part of these condensed financial statements.
All per share amounts have been adjusted to give retroactive recognition to a 2 for 1 stock split effective
November 21,1998





















                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            Six Months Ended June 30, 1999 and 1998
                                       (UNAUDITED)


                                                        1999
1998
                                                      (Unaudited)
(Unaudited)
                                                               (000
Omitted)

Interest Income
  Interest and fees on loans                         $   7,015
$   5,995
  Interest on federal funds sold                           159
175
  Interest and dividends on investment securities        1,563
1,521
  Interest income on deposits with banks                     5
3
                                                      ---------
---------
         Total interest income                           8,742
7,694

Interest Expense
    Interest on deposits                                 3,171
3,190
    Interest on borrowed money                             692
317
                                                      ---------
---------
        Total interest expense                           3,863
3,507
                                                      ---------
---------

       Net interest income                               4,879
4,187


 Provision for loan losses                                 180
150
                                                      ---------
---------

Net interest income after provision for loan
  losses                                                 4,699
4,037
                                                      ---------
---------

Other Income
     Service charges on deposits                           505
394
     Other service charges                                 282
224
     Trust department income                               415
320
     Brokerage income                                      202
57
     Other income                                          171
31
     Net gains on available for sale securities            (15)
(12)
                                                      ---------
---------
             Total other income                          1,560
1,014
                                                      ---------
---------

Other Expenses
       Salaries and employee benefits                    2,053
1,638
       Net occupancy and equipment expenses                444
409
       Other operating expenses                          1,252
1,036
                                                      ---------
---------

          Total other expense                            3,749
3,083
                                                      ---------
---------

          Income before income taxes                     2,510
1,968

Income tax expenses                                        672
541
                                                      ---------
---------

             Net income                              $   1,838
$   1,427
                                                      =========
=========

Weighted average number of shares outstanding         *********
*********

Net income per share                                 $    0.89
$    0.70

Cash dividends declared per share                    $    0.26
$    0.23


The accompanying notes are an integral part of these condensed financial statements.
All per share amounts have been adjusted to give retroactive recognition to a 2 for 1 stock split effective
November 21,1998

















                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           Three Months Ended June 30, 1999 and 1998
                                    (UNAUDITED)



                                                           1999
1998
                                                                   (000
Omitted)

Net Income                                             $    989
$    785

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                                  (666)
182

Comprehensive Income                                   $    323
$    967
                                                        ===========
============






The accompanying notes are integral part of these condensed financial statements.



***********************************************************************
******************


                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     Six Months Ended June 30,1999 and
1998
                                             (UNAUDITED)



                                                           1999
1998
                                                                   (000
Omitted)

Net Income                                             $   1,838
$   1,427

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                                  (876)
(7)

Comprehensive Income                                   $    962
$   1,420
                                                        ===========
============






The accompanying notes are integral part of these condensed financial statements.







































                                         ORRSTOWN FINANCIAL SERVICES,
INC.
                                 AND ITS WHOLLY - OWNED SUBSIDIARY,
ORRSTOWN BANK

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
                                            Six Months Ended June 30,
1999 and 1998
                                                   (UNAUDITED)




1999                1998

(Unaudited)          (Unaudited)

(000 Omitted)
Cash flows from operating activities:
   Net income                                                     $
1,838           $   1,427
    Adjustments to reconcile net income to net
            cash provided by operating activities:
         Depreciation and amortization
232                 200
         Provision for loan losses
180                 150
         Other, net
24                 134
                                                                   ----
------           ---------
Net cash provided by operating activities
2,274               1,911

Cash flows from investing activities:
     Net (increase) decrease in interest bearing
          deposits with banks
6                 (73)
    Purchase of available for sale securities
(9,016)             (8,205)
    Maturities of available for sale securities
3,829               3,576
    Net (increase) in loans
(11,372)            (14,924)
    Purchases of bank premises and equipment
(542)               (115)
   (Increase) in other assets
(562)
                                                                   ----
------           ---------
Net cash (used) by investing activities
(17,657)            (19,741)
                                                                   ----
------           ---------

Cash flows from financing activities:
     Net increase in deposits
4,771              14,889
     Cash dividends paid
(534)               (472)
     Dividend reinvestment plan purchases
143                   0
     Net increase in purchased funds
2,642               3,387
     Payments on debt
(6)                 (6)
                                                                   ----
------           ---------
Net cash provided by financing activities
7,016              17,798
                                                                   ----
------           ---------

Net increase (decrease) in cash and cash equivalents
(8,367)                (32)

Cash and cash equivalents at beginning of period
15,100               8,821
                                                                   ----
------           ---------
Cash and cash equivalents at end of period                        $
6,733           $   8,789

==========           =========

Supplemental disclosure of cash flows information:
       Cash paid during the period for:
               Interest                                           $
3,887           $   3,159
               Income Taxes
650                 602

Supplemental schedule of noncash investing and financing activities:
        Unrealized gain (loss) on investments available for
           sale (net of deferred taxes of $(450) and $(4) at
            June 30, 1999 and 1998, respectively
(876)                 (7)



The accompanying notes are an integral part of these condensed financial statements.


































ORRSTOWN FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999
(UNAUDITED)



NOTE 1.  Basis of Presentation

         The financial information presented at and for the three months ended and six months ended June 30, 1999 and 1998 is unaudited. Information presented at December 31, 1998 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments
         (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


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

         Management has classified all investments securities as "available for sale". At June 30
         1999 fair value exceeded amortized cost by $987,000. This resulted in an increase in stockholders' equity of $651,000 after recognizing the tax effects of the unrealized gains. At December 31, 1998, fair market value exceeded amortized cost by $ 2,313,000 resulting in an increase in stockholders' equity of $1,527,000 after recognizing the tax effects of the unrealized gains.


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


















































                                               ORRSTOWN FINANCIAL
SERVICES, INC.

Item 2.                              MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
                                                          AND RESULTS
OF OPERATIONS



RESULTS OF OPERATIONS


                          Summary

                          Orrstown Financial Services, Inc. recorded
net income of $ 989,000 for the second quarter of
                          1999 compared to $ 785,000 for the same
period in 1998, representing an increase of
                          $ 204,000 or 26.0 %.  Net income per share
was $ .48 during 1999's second quarter up $ .10
                          from the $ .38 earned during 1998's second
quarter.


                          Net income for the first six months of 1999
was $ 1,838,000 compared to $ 1,427,000 for
                          the same period in 1998, representing an
increase of $ 411,000 or 28.8 %.  Net income
                          per share for the first six months of 1999
was $ .89 up $ .19 from the .70 per share realized
                          during the six months ended June 30, 1998.


                          Robust balance sheet growth has fueled 1999's
earnings gains.  Despite slightly narrowing
                          interest rate margins versus those of 1998,
net income has grown significantly due to volume
                          factors.  Average daily earning assets are up
17.5% during the first half of 1999 versus the
                          first six months of 1998.  In addition,
noninterest income has grown at a rate more than double
                          that of noninterest income increases.  In
addition, second quarter 1999 results have improved
                          considerably over first quarter 1999 results.
Net income of $ 989,000 represents an increase
                          of 16.5 % over the $ 849,000 earned during
the first quarter of 1999.  A net interest margin
                          increase from 4.63% during first quarter 1999
to 4.67% during second quarter 1999 has
                          contributed to the gain.  Continued steady
loan growth has fueled the net interest margin
                          increase.


                          The following statistics compare 1999's year
to date performance to that of 1998:


Second Quarter                   Six Months Year to Date

1999              1998         1999              1998

                        Return on average assets
1.62 %              1.51 %     1.54 %              1.43 %
                          Return on average equity
17.92 %            16.61 %      16.95 %           15.32 %
                      Average equity / Average assets
9.06 %              9.11 %     9.07 %              9.31 %


                          A more detailed discussion of the elements
having the greatest impact on net income follows.


                          Net Interest Income

                          Second Quarter 1999 vs. Second Quarter 1998

                                  Net interest income for the second
quarter of 1999 was $ 2,492,000 representing a
                          growth of $ 313,000, or 14.4 % , over the $
2,179,000 realized during 1998's second quarter.
                          The growth in net interest income is driven
by volume factors since spreads have tightened.
                          Earning asset growth of 15.5 % has generated
14.4 % net interest income growth despite a
                          7 basis point tightening of net interest
margin.



                          Six Months 1999 vs. Six Months 1998


                                  Net interest income for the first six
months of 1999 was $ 4,879,000 representing
                          an increase of $ 692,000, or 16.5 %, over the
$ 4,187,000 generated during the first six
                          months of 1998.  Volume factors have
generated the increase a 5 basis point tightening of
                          net interest margin versus 1998.  Spreads
have improved as we have progressed through
                          1999, however.


                          The table that follows states rates on a
fully taxable equivalent basis, ( F.T.E. ) and
                          demonstrates the aforementioned effects:


            SECOND QUARTER
SIX MONTHS YEAR TO DATE
                                           1999
1998                                1999
1998
(in thousands)                    Avg. Balances  Rates             Avg.
Balances      Rates            Avg. Balances          Rates
Avg. Balances     Rates


Interest earning assets          $ 226,613           8.11%        $
196,248              8.42%       $  223,578                 8.13%
$ 190,336              8.42%
Interest bearing liabilities       193,720           4.01%
166,230              4.34%          191,989                 4.05%
161,283              4.38%
                                  ---------      ---------         ----
------         ---------        ----------             --------
---------         ---------
Free Funds                       $  32,893                        $
30,018                          $   31,589
$  29,053
                                  =========
==========                          ==========
=========

Net interest income              $   2,492                        $
2,179                          $    4,879
$   4,187
                                  =========
==========                          ==========
=========

Net interest sprted (F.T.E.)            4.10%
4.08%                                  4.08%
4.04%                                                 =========
=========                               ========
=========

Free funds ratio                     14.52%
15.30%                              14.13%
15.26%
                                  =========
==========                          ==========
=========
Net interest margin ( F.T.E )                        4.67%
4.74%                                  4.65%
4.70%
                                                 =========
=========                               ========
=========
Other Income and Other Expenses

Second Quarter 1999 vs. Second Quarter 1998


Other income increased $ 323,000, or 60.6 %, from $ 533,000 during the second quarter of 1998 to $ 856,000 during the second quarter of 1999. Increases in service charges on deposit accounts accounted for
$ 90,000 of the increase due to growth of the deposit base and the adoption of a new service charge schedule effective May, 1999. Trust and brokerage services have contributed a combined increase of $ 166,000, or 89.7 %, over second quarter 1998 results and represent our fastest growing area.

Other expense rose $ 364,000, or 23.4 %, from $ 1,556,000 for second quarter 1998 to $ 1,920,000 for 1999's second quarter. Salary and benefit increases contributed $ 222,000 of the growth. All expense categories grew due to general growth of the bank.


Six Months 1999 vs. Six Months 1998

Other income increased $ 546,000, or 53.8 %, to $ 1,560,000 from $ 1,014,000 a year ago. A $ 240,000, or 63.7 %, increase in trust and brokerage income, plus a $169,000 increase in service charges were the primary contributors. Other expenses rose $ 666,000, or 21.6 % from $ 3,083,000 during the first six months of 1998 to $ 3,749,000 for the same period of 1999. All categories of noninterest expense rose due to the aforementioned growth plus a material change in backroom operations including a change in check processing and a change in commercial bank data processing from a third party processor to an in-house system that was completed during July, 1999. These system changes will enable us to handle the growth we have been experiencing more economically moving forward. Staff increases contributed to growth in salaries and benefits of $ 415,000, the largest single component of increase. Third quarter
1999 should bring the opening of our eighth full service office as we are scheduled to complete the aqcuisition of a branch located in Chambersburg, Pennsylvania from Sovereign Bank in early September.
The completion of this transaction is dependant upon regulatory approval and will add approximately
$ 6,000,000 to our deposit base and provide our second Chambersburg office enabling increased service to that market.

Preliminary work has begun on the proposed expansion of our operations area, which will include increased retail space in Shippensburg, Pennsylvania and the opening of a ninth full service branch in Mechanicsburg,
Pennsylvania.  Both projects are expected to be completed in early
2000.


Income Tax Expense

Income tax expense increased $ 53,000, or 17.9 %, during 1999's second quarter versus second quarter
1998. Income tax expense rose $ 131,000, or 24.2 % for the first six months of 1999 versus the same period a year ago. The growth in income tax expense is the byproduct of similar increases in pretax income since effective federal income tax rates has remained relatively stable, as shown below:


                                          Second Quarter
Six Months Year to Date
                               1999              1998              1999
1998
Effective income tax rate      26.1%             27.4%
26.8%             27.5%

The marginal federal income tax bracket is 34 % for all periods presented.















































PROVISION AND ALLOWANCE FOR LOAN LOSSES


                    The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands) :


                                 Quarter Ended                    Six
Months Ended
                                          June 30                 June
30
                                     1999            1998
1999             1998

      Balance, beginning of
            period              $   2,057        $  1,846        $
1,971        $   1,767
      Recoveries                        1               3
2               14
      Provision for loan loss
          charged to income            90              75
180              150
                                 ---------        --------        -----
---        ---------
                 Total              2,148           1,924
2,153            1,931
      Losses                           99              19
104               26
                                 ---------        --------        -----
---        ---------
      Balance, end of pe        $   2,049        $  1,905        $
2,049        $   1,905
                                 =========        ========
========        =========

                   In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses approximates 50% at June 30, 1999.

                 Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30 (in thousands) :


                                               90 Days or More
                                           Past Due
Nonaccrual Status
                                     1999            1998
1999             1998

    Real estate mortgage        $     242        $    255        $
0        $      68
    Installment loans                  44               5
19                0
    Commercial loans                    0             588
45              454
    Credit card                         2               3
0                1
                                 ---------        --------        -----
---        ---------
            Total               $     288        $    851        $
64        $     523
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













































CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at
June 30, 1999 is as follows:


                                                       Orrstown
Financia           Regulatory Minimum
                                                              Services
Requirements


         Leverage ratio                            8.42 %
4 %


         Risk based capital ratios:
               Tier I  (core capital)            13.04 %
4 %
               Combined tier I and tier II
                (core capital plus allowance
                for loan losses)                14.29 %
8 %


The growth experienced during 1999 has been supported by capital growth in the form of retained earnings. Equity represented 8.90 % of assets at June 30, 1999 which is down slightly from 8.94 % at December 31, 1998.

All balance sheet fluctuations exceeding 5 % have been created by either the growth that has been experienced during 1999 or single day fluctuations.

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




                                                      /s/
                                                      -----------------
-------------------
                                                         (Kenneth R.
Shoemaker, President)
                                                              (Duly
Authorized Officer)



                                                      /s/
                  ------------------                  -----------------
-------------------
                                                           (Bradley S.
Everly, Senior Vice President)
                                                              (Chief
Financial Officer)



                                                      /s/
                                                      -----------------
-------------------
                                                           (Robert B.
Russell, Controller)
                                                              (Chief
Accounting Officer)




































































DATA TABLE
FOR 10-Q AT JUNE 30, 1999