Form 10-Q
period 1999-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 1999-11-15
CIK 826154

FORM 10 - Q


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended         September 30,1999                 Commission file
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


                                          X
                        YES      ---------------                           N----
----------



                    Class                                   Outstanding at
October 31,1999
         (Common Stock, no par value)                             2,064,309


































ORRSTOWN FINANCIAL SERVICES, INC.

  INDEX



                                                                  Page
Part I - FINANCIAL INFORMATION
Item 1.            Financial statements ( unaudited )
         Condensed consolidated balance sheets - September 30,1999
               and December 31, 1998                                3
         Condensed consolidated statements of income - Three months
               ended September 30,1999 and 1998                     4
         Condensed consolidated statements of income - Nine months
               ended September 30,1999 and 1998                     5
         Condensed consolidated statements of comprehensive income -
               Three months & Nine months ended September 30,199    6
         Condensed consolidated statements of cash flows - Nine months
               ended September 30,1999 and 1998                     7
         Notes to condensed consolidated financial statements      8-9
Item 2.  Management's discussion and analysis of financial condition
               and results of operations                          10-13

PART II - OTHER INFORMATION

         Other Information                                         15
         Signatures                                                16

























































PART I - FINANCIAL INFORMATION




















































































                               PART I - FINANCIAL INFORMATION
                               Item 1. Financial Statements

                               ORRSTOWN FINANCIAL SERVICES, INC.
                  AND ITS WHOLLY -  OWNED SUBSIDIARY, ORRSTOWN BANK


                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


                                                  September 30,
December 31,
                                                     1999
1998*
                                                            (Unaudited)
ASSETS
                                                                      (000
Omitted)
Cash and due from banks                                         9,659
7,028
Interest - bearing deposits with banks                            162
27
Federal funds sold                                              9,171
8,072
Securities available for sale                                  61,554
49,852
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                               1,285
1,285
Loans                                                         176,776
158,632
Allowance for loan losses                                      (2,137)
(1,971)
                                                           -----------
-----------
                      Net Loans                               174,639
156,661
Bank premises and equipment, net                                6,528
5,224
Accrued Interest receivable                                     1,331
1,235
Other assets                                                    7,388
6,438
                                                           -----------
-----------
           Total assets                                       271,717
$   235,822
                                                           ===========
===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
          Noninterest  bearing                          $    30,050
$    22,020
       Interest  bearing                                 180,627
161,744
                                                     -----------
-----------
             Total deposits                           210,677
183,764
Federal funds purchased and other short term borrowed funds    16,085
6,234
Long term borrowed funds                                       20,822
20,828
Accrued interest payable                                          389
2,129
Other liabilities                                               1,992
1,787
                                                     -----------
-----------
             Total liabilities                          249,965
214,742
                                                    -----------
-----------

STOCKHOLDERS' EQUITY
       Common stock, no par value - $ .1041 stated
              value per share at September 30, 1999 and
              December 31, 1998,  10,000,000 shares authorized
              with 2,062,053 shares issued at September 30, 1999 and
       2,055,315 issued at December 31, 1998               215
214
Additional paid - in capital                                   12,694
12,476
Retained earnings                                               8,852
6,863
Unrealized holding gain, net of tax
       $(5) and $786 at September 30, 1999 and
       December 31, 1998, respectively                             (9)
1,527
                                                        -----------
-----------
                   Total stockholders' equity         21,752
21,080
                                                     -----------
-----------
                            Total liabilities and stockholders'
                              equity                 $   271,717
$   235,822
                                                     ===========
===========

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

















                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            Three Months Ended September 30, 1999 and 1998
                                       (UNAUDITED)


                                                         1999
1998
                                                      (Unaudited)
(Unaudited)
                                                                 (000 Omitted)

Interest Income
  Interest and fees on loans                         $     3,735       $
3,372
  Interest on federal funds sold                              85
23
  Interest and dividends on investment securities            845
741
  Interest income on deposits with banks                       7
2
                                                      -----------          -----
-------
         Total interest income                             4,672
4,138

Interest Expense
    Interest on deposits                                   1,635
1,648
    Interest on borrowed money                               398
209
                                                      -----------          -----
-------
       Total interest expense                             2,033
1,857
                                                      -----------          -----
-------

      Net interest income                                 2,639
2,281


 Provision for loan losses                                    90
75
                                                      -----------          -----
-------

Net interest income after provision for loan
  losses                                                  2,549
2,206
                                                      -----------          -----
-------

Other Income
  Service charges on deposits                             288
220
  Other service charges                                   130
122
  Trust department income                                 212
160
  Brokerage income                                        90
34
   Other income                                           81
14
   Net gains on available for sale securities            271
11
                                                      -----------          -----
-------
          Total other income                            1,072
561
                                                      -----------          -----
-------

Other Expenses
    Salaries and employee benefits                      1,164
864
    Net occupancy and equipment expenses                  297
212
    Other operating expenses                              841
491
                                                      -----------          -----
-------

       Total other expense                              2,302
1,567
                                                      -----------          -----
-------

       Income before income taxes                       1,319
1200

Income tax expenses                                       345
335
                                                      -----------          -----
-------

         Net income                              $       974          $
865
                                                      ===========
============

Weighted average number of shares outstanding          2,061,542
2,052,172

Net income per share                           $      0.47          $
0.42

Cash dividends declared per share              $      0.14          $
0.12


The accompanying notes are an integral part of these condensed financial statements.
All per share amounts have been adjusted to give retroactive recognition to a 2 for 1 stock split effective
November 21,1998









                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            Nine Months Ended September 30, 1999 and 1998
                                       (UNAUDITED)


                                                        1999               1998
                                                      (Unaudited)
(Unaudited)
                                                               (000 Omitted)

Interest Income
  Interest and fees on loans                         $  10,750         $
9,367
  Interest on federal funds sold                           244
198
  Interest and dividends on investment securities        2,408
2,262
  Interest income on deposits with banks                   12
5
                                                      ---------         --------
---
         Total interest income                          13,414
11,832

Interest Expense
    Interest on deposits                                 4,806
4,838
    Interest on borrowed money                           1,090
526
                                                      ---------         --------
---
        Total interest expense                           5,896
5,364
                                                      ---------         --------
---

       Net interest income                               7,518
6,468


 Provision for loan losses                                 270
225
                                                      ---------         --------
---

Net interest income after provision for loan
  losses                                                 7,248
6,243
                                                      ---------         --------
---

Other Income
     Service charges on deposits                           793
614
     Other service charges                                 412
346
     Trust department income                               627
480
     Brokerage income                                      292
91
     Other income                                          252
45
     Net gains on available for sale securities            256
(1)
                                                      ---------         --------
---
             Total other income                          2,632
1,575
                                                      ---------         --------
---

Other Expenses
       Salaries and employee benefits                    3,217
2,502
       Net occupancy and equipment expenses                741
621
       Other operating expenses                          2,093
1,527
                                                      ---------         --------
---

          Total other expense                            6,051
4,650
                                                      ---------         --------
---

          Income before income taxes                     3,829
3,168

Income tax expenses                                      1,017
876
                                                      ---------         --------
---

             Net income                              $   2,812         $
2,292
                                                      =========
===========

Weighted average number of shares outstanding         *********
2,050,856

Net income per share                                 $    1.36         $
1.12

Cash dividends declared per share                    $    0.40         $
0.35


The accompanying notes are an integral part of these condensed financial statements.
All per share amounts have been adjusted to give retroactive recognition to a 2 for 1 stock split effective
November 21,1998





                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           Three Months Ended September 30, 1999 and 1998
                                    (UNAUDITED)



                                                        1999
1998
                                                                   (000 Omitted)

Net Income                                           $    974             $
865

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
     available for sale                                  (660)
362

Comprehensive Income                                   $    314             $
1,227
                                                        ===========
============






The accompanying notes are integral part of these condensed financial statements.



********************************************************************************
*********


                              ORRSTOWN FINANCIAL SERVICES, INC.
                      AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     Nine Months Ended Sept 30,1999 and 1998
                                             (UNAUDITED)



                                                          1999
1998
                                                                   (000 Omitted)

Net Income                                             $   2,812            $
2,292

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
      available for sale                                 (1,536)
356

Comprehensive Income                                   $   1,276            $
2,648
                                                        ===========
============






The accompanying notes are integral part of these condensed financial statements.



























                                         ORRSTOWN FINANCIAL SERVICES, INC.
                                 AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN
BANK

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Nine Months Ended September 30, 1999
and 1998
                                                   (UNAUDITED)



                                                         1999
1998
                                                       (Unaudited)
(Unaudited)

(000 Omitted)
Cash flows from operating activities:
   Net income                                              $    2,812
$   2,292
    Adjustments to reconcile net income to net
            cash provided by operating activities:
         Depreciation and amortization                    332
314
    Provision for loan losses                               270
225
      Other, net                                      (1,826)
(37)
                                                        ----------
---------
Net cash provided by operating activities                   1,588
2,794

Cash flows from investing activities:
     Net (increase) decrease in interest bearing
   deposits with banks                                (135)
2
    Purchase of available for sale securities               (19,601)
(8,267)
    Maturities of available for sale securities           5,562
9,003
    Net (increase) in loans                              (18,248)
(27,857)
    Purchases of bank premises and equipment              (1,636)
(384)
   (Increase) in other assets                              (159)
(4,969)
                     (Increase) in other liabilitie      205
598
                                                       ----------
---------
Net cash (used) by investing activities                     (34,012)
(31,874)
                                                         ----------
---------

Cash flows from financing activities:
     Net increase in deposits                            26,913
15,467
     Cash dividends paid                                 (823)
(718)
     Dividend reinvestment plan purchases               219
59
     Net increase in purchased funds                      9,851
5,024
     Payments on debt                                    (6)
(6)
                                                        ----------
---------
Net cash provided by financing activities                36,154
19,826
                                                        ----------
---------

Net increase (decrease) in cash and cash equivalents       3,730
(1,758)

Cash and cash equivalents at beginning of period         15,100
8,821
                                                      ----------
---------
Cash and cash equivalents at end of period              $   18,830
$   7,063
                                                        ==========
=========

Supplemental disclosure of cash flows information:
       Cash paid during the period for:
               Interest                                  $    7,636
$   4,839
               Income Taxes                            1,005
602

Supplemental schedule of noncash investing and financing activities:
        Unrealized gain (loss) on investments available for
           sale (net of deferred taxes of $(791) and $183 at
      September 30, 1999 and 1998, respectively          (1,536)
356



The accompanying notes are an integral part of these condensed financial statements.





















ORRSTOWN FINANCIAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
(UNAUDITED)



NOTE 1.  Basis of Presentation

         The financial information presented at and for the three months ended and nine months ended September 30, 1999 and 1998 is unaudited. Information presented at December 31, 1998 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial
         position, results of operations and cash flows for the interim period.


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






























Note 6.  Changes in Common Stock / Subsequent Event

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

         In October, 1999 the Board of Directors of Orrstown Financial
 Services,
Inc. approved a
         7 1/2 % stock dividend payable November 19, 1999 to shareholders of record November 1, 1999.


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

         Management has classified all investments securities as "available for sale". At September
         30, 1999 amortized cost exceeded fair value by $14,000. This resulted in a decrease in stockholders' equity of $9,000 after recognizing the tax effects of the unrealized losses.
         At December 31, 1998, fair market value exceeded amortized cost by $ 2,313,000 resulting in an increase in stockholders' equity of $1,527,000 after recognizing the tax effects of the unrealized gains.


Note 8.  Year 2000 (Y2K) Data Processing Position

         The Corporation's last mission critical function, check processing, was converted to a Y2K
         compliant system effective May 6, 1999. Renovation of other systems has been completed and a Phase II regulatory examination was satisfactorily completed during February, 1999.
         Core commercial bank data processing was converted from a Y2K compliant third party
         processive system to a Y2K compliant in-house system during the third quarter of 1999.
         Nonrecurring costs of approximately $301,000 were recorded. The Corporation considered itself "Y2K ready" as of September 30, 1999. Thus, the Corporation does not expect Y2K expenses recorded in 1999 to have a material effect on its liquidity, capital position or results of operations.


Note 9.  Nonrecurring Income and Expense Items

         During the third quarter of 1999 the Corporation realized $271,000 of gains from the sale of investment securities and recognized $301,000 of operating expenses related to the conversion of commercial bank core data processing systems from a third party processing
         solution to an in-house solution.






















                                               ORRSTOWN FINANCIAL SERVICES, INC.

Item 2.                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION
                                                          AND RESULTS OF
OPERATIONS



RESULTS OF OPERATIONS


                          Summary

                          Orrstown Financial Services, Inc. recorded net income
of $ 974,000 for the third quarter of
                          1999 compared to $ 865,000 for the same period in
1998, representing an increase of
                          $ 109,000 or 12.6 %.  Net income per share was $ .47
during 1999's third quarter up $ .05
                          from the $ .42 earned during 1998's third quarter.


                          Net income for the first nine months of 1999 was $
2,812,000 compared to $ 2,292,000 for
                          the same period in 1998, representing an increase of
$520,000 or 22.7%.  Net income
                          per share for the first nine months of 1999 was
 $ 1.36
up $.24 from the $ 1.12 per share
                          realized during the nine months ended September 30,
1998.


                          The following statistics compare 1999's year to date
performance to that of 1998:


Third Quarter                    Nine Months Year to Date

1999              1998         1999              1998

                     Return on average assets
1.52%             1.60%       1.53 %            1.49 %
                      Return on average equity
17.38%            17.42%      17.10 %           16.05 %
                      Average equity / Average assets
8.73%             9.19%        8.95%             9.27%


                          A more detailed discussion of the elements having the
greatest impact on net income follows.


                          Net Interest Income

                          Third Quarter 1999 vs. Third Quarter 1998

                                  Net interest income for the third quarter of
1999 was $ 2,639,000 representing a
                          growth of $ 358,000, or 15.7 % , over the $ 2,281,000
realized during 1998's third quarter.
                          The growth in net interest income is driven by volume
factors since spreads have tightened
                          slightly.  Earning asset growth of 16.7 % has
generated 15.7 % net interest income growth
                          despite an 8 basis point tightening of net interest
margin.



                          Nine Months 1999 vs. Nine Months 1998


                                  Net interest income for the first nine months
of 1999 was $ 7,518,000 representing
                          an increase of $ 1,050,000 or 16.2 %, over the $
6,468,000 generated during the first nine
                          months of 1998.  Volume factors have driven the net
interest income growth since net interest
                    margin has tightened by 6 basis points. Earning asset growth of 17.2 % has increased net interest income 16.2 % year to date.


                 The table that follows states rates on a fully taxable equivalent basis, ( F.T.E. ) and demonstrates the aforementioned effects:


            THIRD QUARTER
NINE MONTHS YEAR TO DATE
                                          1999
1998                                1999
1998
(in thousands)                    Avg. Balances  Rates             Avg.
 Balances
Rates            Avg. Balances          Rates             Avg. Balances
Rates


Interest earning assets          $ 235,129           8.18%        $  201,492
8.48%       $  227,470                 8.15%         $ 194,096
8.44%
Interest bearing liabilities       202,480           3.98%           169,611
4.39%          195,524                 4.03%           164,089
4.37%
                        ---------      ---------         ----------
---------        ----------             --------          ---------         ----
-----
Free Funds        $  32,649                        $   31,881
$   31,946                               $  30,007
                  =========                ==========
==========                               =========

Net interest income              $   2,639             $    2,281
$    7,518                               $   6,468
                                  =========              ==========
==========                               =========

Net interest spread (F.T.E.)                         4.20%
4.14%                                  4.12%
4.07%
                                       =========
=========                               ========
=========

Free funds ratio         13.89%                            15.82%
14.04%                                  15.46%
                                  =========      ==========
==========                               =========
Net interest margin ( F.T.E )                        4.75%
4.83%                                  4.69%
4.75%
                                       =========
=========                               ========
=========
Other Income and Other Expenses

Third Quarter 1999 vs. Third Quarter 1998


Other income increased $ 511,000, or 91.1%, from $ 561,000 during the third quarter of 1998 to $ 1,072,000 during the third quarter of 1999. Increases in service charges on deposit accounts accounted for
$ 68,000 of the increase due to growth of the deposit base and the adoption of a
new service charges
effective May, 1999. Trust and brokerage incomes have contributed to an increase of $ 108,000, or 55.7%, over third quarter 1998 results and represent our fastest growing area. Nonrecurring securities gain of $ 271,000 contributed $ 260,000 of the $ 561,000 increase. Other income
has risen $ 67,000 arising
from benefits related single premium life insurance policies contributing most of the gains.

Other expense rose $ 735,000, or 46.9 %, from $ 1,567,000 for third quarter
 1998
to $ 2,302,000
for 1999's third quarter.  Nonrecurring expenses of $ 301,000 arose related to a
conversion of core
commercial bank data processing systems.  All expense categories grew due simply
to overall bank growth.


Nine Months 1999 vs. Nine Months 1998

Other income increased $ 1,057,000, or 67.1%, to $ 2,632,000 from $ 1,575,000 a year ago.  A $ 348,000,
or 60.9%, increase in trust and brokerage income, plus a $179,000 increase in service charges were primary contributors. In addition, nonrecurring securities gain increased $257,000 and other income rose
$ 207,000 primarily related to the aforementioned single premium life insurance policy cash buildup.
Other expenses rose $ 1,401,000, or 30.1 % from $ 4,650,000 during the first nine months of 1998 to
$ 6,051,000 for the same period of 1999. All categories of noninterest expense rose due to the aforementioned growth plus a material change in backroom operations including a change in check processing and a change in commercial bank data processing from a third party processor to an in-house system that was completed during July, 1999. In addition, our eighth full service office was opened in
September, 1999. This office was acquired from Soverign Bank and is our second Chambersburg,
Pennsylvania branch. Deposits of approximately $ 5,000,000 and loans of approximately $ 500,000 were added along with additional staff and leased premises.


Preliminary work has begun on the proposed expansion of our operations area, which will include increased retail space in Shippensburg, Pennsylvania and the opening of a ninth full service branch in Mechanicsburg,
Pennsylvania.  Both projects are expected to be completed in early 2000.


Income Tax Expense

Income tax expense increased $ 10,000 or 3%, during 1999's third quarter versus third quarter
1998.  Income tax expense rose $ 141,000, or 16.1 % for the first nine months of
1999 versus the same
period a year ago.  The growth in income tax expense is the byproduct of similar
increases in pretax
income since effective federal income tax rates has remained relatively stable, as shown below:


                                 Third Quarter              Nine Months
Year to Date
                      1999              1998              1999
1998
Effective income tax rate      26.2%             26.0%         26.6%
27.4%

The marginal federal income tax bracket is 34 % for all periods presented.


































PROVISION AND ALLOWANCE FOR LOAN LOSSES


                    The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands) :


                                 Quarter Ended                    Nine Months
Ended
                                          September 30            September 30
                            1999            1998            1999
1998

      Balance, beginning of
            period              $   2,049        $  1,905        $  1,971
$   1,767
      Recoveries                        2               2               4
16
      Provision for loan loss
          charged to income            90              75             270
225
                                 ---------        --------        --------
---------
                 Total              2,141           1,982           2,245
2,008
      Losses                            4              11             108
37
                                 ---------        --------        --------
---------
      Balance, end of pe        $   2,137        $  1,971        $  2,137
$   1,971
                              =========        ========        ========
=========

                   In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The
          unallocated portion of the allowance for loan losses exceeds 50% at September 30, 1999.

                 Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30 (in thousands) :


                                               90 Days or More
                                           Past Due               Nonaccrual
Status
                            1999            1998            1999
1998

    Real estate mortgage        $     164        $    241        $      0
$       0
    Installment loans                  67              81              25
24
    Commercial loans                  184               0              45
596
    Credit card                         5               1               0
0
                            ---------        --------        --------
---------
            Total               $     420        $    323        $     70
$     620
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

































CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at
September 30, 1999 is as follows:


                                                Orrstown Financia
Regulatory Minimum
                                                 Services
Requirements


         Leverage ratio                   8.35%
4 %


         Risk based capital ratios:
       Tier I  (core capital)              12.65%
4 %
               Combined tier I and tier II
                (core capital plus allowance
         for loan losses)                   13.90%
8 %


The growth experienced during 1999 has been supported by capital growth in the form of retained earnings. Equity represented 8.01% of assets at September 30, 1999 which is down from 8.94 % at December 31, 1998. Available-for-sale investment securities markdowns have reduced equity by $1,536,000 since December 31, 1999 accounting for approximately 60 % of the decline in the equity to asset ratio.

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




                                                      /s/
                                                      --------------------------
----------
                                                         (Kenneth R. Shoemaker,
President)
                                                              (Duly Authorized
Officer)



                                                      /s/
                  ------------------                  --------------------------
----------
                                                           (Bradley S. Everly,
Senior Vice President)
                                                              (Chief Financial
Officer)



                                                      /s/
                                                      --------------------------
----------
                                                           (Robert B. Russell,
Controller)
                                                              (Chief Accounting
Officer)
























































DATA TABLE
FOR 10-Q AT September 30, 1999