Form 10-K
period 1999-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2000-03-28
CIK 826154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number:  33-18888

                        ORRSTOWN FINANCIAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-2530374
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


      77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania 17257
     -----------------------------------------------------------------------
           (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (717) 532-6114
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                           Title of each class
                             ---------------------------------------------------
Common Stock, No Par Value   The Common Stock is not registered on any exchange.
--------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of December 31, 1999, 2,218,291 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 88,731,640.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 1999 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2000 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

                        ORRSTOWN FINANCIAL SERVICES, INC.

                                    FORM 10-K

                                      INDEX

                                                                                                        Page
                                                                                                        ----
Part I

       Item 1.    Business ............................................................................   2
       Item 2.    Properties ..........................................................................   7
       Item 3.    Legal Proceedings ...................................................................   8
       Item 4.    Submission of Matters to a Vote of Security Holders .................................   8

Part II

       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...............  10
       Item 6.    Selected Financial Data .............................................................  10
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations .....................................................................  10
       Item 8.    Financial Statements and Supplementary Data .........................................  10
       Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure ..............................................................  19

Part III

       Item 10.   Directors and Executive Officers of the Registrant ..................................  19
       Item 11.   Executive Compensation ..............................................................  19
       Item 12.   Security Ownership of Certain Beneficial Owners and Management ......................  19
       Item 13.   Certain Relationships and Related Transactions ......................................  19

Part IV

       Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................  19

       Signatures .....................................................................................  21

                                     Part I
Item 1. Business.

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

     Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its subsidiary, Orrstown Bank, which is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its eight branches are located in Shippensburg
(2), Carlisle (2), Spring Run, Orrstown, and Chambersburg (2), Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary's officers. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown.

     Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of Orrstown, its subsidiary. On December 31, 1999, Orrstown had 84 full-time and 48 part-time employees.

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

     As of December 31, 1999, Orrstown had total assets of approximately $ 265 million, total shareholders' equity of approximately $ 22 million and total deposits of approximately $ 204 million.

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

     Regulatory authorities have issued guidelines that establish risk-based capital and leverage standards. These capital requirements of bank regulators, are discussed on page 12 of the annual report to shareholders under "Capital Adequacy and Regulatory Matters". Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to develop a "capital plan" to increase its capital to levels established by the agency.

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

     FDICIA establishes five capital tiers, ranging from "well capitalized", to "critically undercapitalized". A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.

     Based on their respective regulatory capital ratios at December 31, 1999, the corporation is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Adequacy and Regulatory Matters" in management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.

     A federal depositor preference statute was enacted in 1993 providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers. As a result of the legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with regard to insurance and securities activities. Moreover, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we serve. This could adversely impact our profitability.

     In addition, a bank holding company, which does not qualify or does not elect to become a financial holding company under the Gramm-Leach-Bliley Act, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in nonbanking activities, except for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are set forth in Federal Reserve Board Regulation Y.

     Bank holding companies that do qualify as a financial holding company may engage in activities that are of a financial nature or incidental thereto. This will include activities such as securities and insurance underwriting which are not permitted nonbanking activities under Regulation Y. A bank holding company may qualify to become a financial holding company if each of its depository institution subsidiaries is "well capitalized", "well managed", has at least a "satisfactory" CRA rating in its most recent examination and the bank holding company has filed a certification with the Federal Reserve Bank that it elects to become a financial holding company.

     The earnings of Orrstown Bank, and therefore the earnings of Orrstown Financial Services, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the FDIC and the Pennsylvania Department of Banking.

     In addition to banking and securities laws, regulations and regulatory agencies, the Corporation also is subject to various other laws, regulations and regulatory agencies. Furthermore, various proposals, bills and regulations have been and are being considered in the United States Congress, and various other governmental regulatory and legislative bodies, which could result in changes in the profitability and governance of the Corporation. It cannot be predicted whether new legislation or regulations will be adopted and, if so, how they would affect the Corporation.

     References under the caption "Supervision and Regulation" to applicable statutes, regulations and orders are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

Important Factors Relating to Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Corporation which are identified as forward-looking statements, the Corporation notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Corporation undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

     The business and profitability of a financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by the Corporation. The nature and impact on the Corporation of future changes in economic and market conditions and monetary and fiscal policies are not predictable and are beyond the Corporation's control. In addition, these conditions and policies can impact the Corporation's customers and counterparties which may increase the risk of default on their obligations to the Corporation and its affiliates. They can also affect the competitive conditions in the markets and products within which the Corporation operates, which can have an adverse impact on the Corporation's ability to maintain its revenue streams.

     As part of its ongoing business, the Corporation assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Corporation is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity in those markets which in turn can impact the Corporation's ability to hedge and trade the positions concerned. In addition, the Corporation is dependent on its ability to access the financial markets for its funding needs.

     As noted in "Supervision and Regulation", the Corporation is regulated by and subject to various regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.

     The Corporation is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or a lack of compliance with the procedures on which they rely either within the Corporation or within the broader financial systems infrastructure.

     As with any financial institution, the Corporation is also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation. Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for the Corporation's services. Ultimately, the Corporation's businesses and their success are dependent on the Corporation's ability to attract and retain high quality employees.

Competition

     Orrstown's principal market area consists of Franklin County and Cumberland County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Chambersburg, Shippensburg and Carlisle, Pennsylvania.

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

Item 2. Properties.

     Orrstown Bank owns buildings in Orrstown, Pennsylvania, Shippensburg, Pennsylvania (3), Carlisle, Pennsylvania, Spring Run, Pennsylvania and Chambersburg, Pennsylvania. Offices of the bank are located in each of these buildings. One of the offices located in Shippensburg is an "Operations Center" which does not operate as a branch, but rather as an accounting office. The corporation is in the process of expanding its main offices located on King Street in Shippensburg, PA and has acquired property in Mechanicsburg, PA to be the site of its ninth branch. Both projects are expected to be completed in 2000. The bank also owns a property adjacent to the Orrstown office which it intends to hold for future expansion purposes.

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


                                                                                          Age
                                                      Held          Bank Employee        as of
         Name/Office Held                             Since             Since           3/15/00
         ----------------                             -----             -----           -------
Joel R. Zullinger, Chairman
  of the Board                                         1991              (1)               51
Jeffrey W. Coy, Vice Chairman of
 The board                                             1988              (1)               48
Kenneth R. Shoemaker, President & CEO                  1987              1986              52
Bradley S. Everly, Senior Vice President
 Chief Financial Officer                               1997              1997              48
Stephen C. Oldt, Executive
  Vice President, Chief Operating
  Officer                                              1987              1987              57
Philip E. Fague, Senior Vice President,
 Senior Trust Officer                                  1990              1988              40
Denver L. Tuckey, Secretary                            1999              (1)               65
Benjamin Stoops, Vice President, Senior
 Operations Officer                                    1998              1998              48
Jeffrey W. Embly, Vice President
 Senior Loan Officer                                   1999              1997              29

                (1) These officers are not employees of the Bank.
                Senior Operating Officers of the Bank

                                                                                           Age
                                                       Held          Bank Employee        as of
         Name/Office Held                              Since             Since           3/15/00
         ----------------                              -----             -----           -------
Kenneth R. Shoemaker, President &
  Chief Executive Officer                              1987              1988              52
Stephen C. Oldt, Executive Vice
  President & Chief Operating Officer                  1987              1987              57
Philip E. Fague, Vice President/                       1990/
  Senior Trust Officer                                 1993              1988              40
Bradley S. Everly, Senior Vice                         1997/
  President/Chief Financial Officer                    1997              1997              48
Benjamin Stoops, Vice President,
  Senior Operations Officer                            1998              1998              48
Jeffrey W. Embly, Vice President,
  Senior Loan Officer                                  1999              1997              29

                                     Part II

Item 5. Market for Registrant's Common Stock and Related Security
        Holder Matters.

                  Orrstown Financial Services, Inc.'s common stock is not traded on a national securities exchange, but is traded through the local and over the counter local markets. At December 31, 1999, the approximate number of shareholders of record was approximately 1,848. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

                                    Market           Cash               Market               Cash
                                    Price          Dividend             Price              Dividend
                             ------------------    ---------      --------------------     --------
Dividend (1)                              1998                                   1997
                           ---------------------------------      ---------------------------------
                             High         Low                       High          Low
First Quarter              $ 32.56      $ 25.58     $ .121        $ 22.33      $ 20.93      $ .107
Second Quarter               37.21        25.12       .121          24.19        20.59        .107
Third Quarter                37.21        32.56       .130          27.91        24.19        .112
Fourth Quarter               40.0         32.56       .140          29.77        25.58        .112

----------
     (1) Note: All per share data has been restated after giving retroactive recognition to a 7-1/2% stock dividend paid November 19, 1999 and a 2 for 1 stock split effective November 21, 1998.

     See Note 14 to the financial statements for restrictions on the payment of dividends.

Item 6. Selected Financial Data.

     The selected five-year financial data on page 20 of the annual shareholders' report for the year ended December 31, 1999 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis of financial condition and results of operations, on pages 14 through 18 of the annual shareholders' report are incorporated herein by reference.

Item 8. Financial Statements and Supplementary
Data.

     The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 20 of the annual shareholders report for the year ended December 31, 1999 and are incorporated herein by reference. Certain statistical information required in addition to those included in the annual shareholders report are submitted herewith as follows.

      Description of Statistical Information                           Page
      --------------------------------------                           ----
Changes in net interest income tax equivalent yields                    11
Investment portfolio                                                    12
Loan portfolio                                                          13
Summary of loan loss experience                                         14
Nonaccrual, delinquent and impaired loans                               15
Allocation of allowances for loan losses                                16
Deposits and return on equity and assets                                17
Consolidated summary of operations                                      18

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

              CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS


                                                       1999 Versus 1998                       1998 Versus 1997
                                                      Increase (Decrease)                    Increase (Decrease)
                                                       Due to Change in                       Due to Change in
                                              ------------------------------------   --------------------------------
                                                            Total                                Total
                                              ------------------------------------   --------------------------------
                                               Average       Average     Increase    Average    Average     Increase
                                               Volume         Rate      (Decrease)   Volume      Rate       (Decrease)
                                               ------         ----       ---------   ------      ----       ----------
     (000 omitted)
Interest Income
     Loans (net of unearned discounts)        $ 2,280     ($   469)      $ 1,811     $ 2,429     ($ 252)    $ 2,177
     Taxable investment securities                456            7           463         390        (80)        310
     Nontaxable investment securities              (3)          (3)           (6)        170        (17)        153
     Other short-term investments                   7          (27)          (20)        131        (17)        114
                                              -------     --------       -------     -------     ------     -------
        Total interest income                   2,740         (492)        2,248       3,120       (366)      2,754
                                              -------     --------       -------     -------     ------     -------

Interest Expense
     Interest bearing demand                      486         (113)          373         503        156         659
     Savings deposits                             (15)         (82)          (97)        (35)       (16)        (51)
     Time deposits                                 75         (312)         (237)        344         32         376
     Short-term borrowings                        263          (29)          234         221        (29)        192
     Long-term borrowings                         501          (48)          453         379        (29)        350
                                              -------      -------       -------     -------    -------     -------
        Total interest expense                  1,310         (584)          726       1,412        114       1,526
                                              -------      -------       -------     -------     ------     -------

          Net interest income                                            $ 1,522                            $ 1,228
                                                                         =======                            =======


     Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

     The following table shows the maturities of investment securities at book value as of December 31, 1999, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                              After 1 year     After 5 years
                                 Within        but within        but within       After
                                 1 year          5 years          10 years        10 years          Total
                                 ------          -------          --------        --------          -----
(000 omitted)
Bonds:
     U.S. Treasury
         Book value              $ 2,999        $ 3,549        $      0          $     0           $ 6,548
         Yield                      6.31%          6.37%              0%               0%             6.35%
     U.S. Government
      agencies
         Book value                    0          9,500          12,960            1,982            24,442
         Yield                         0%          6.15%           6.84%            6.72%             6.56%
     State and municipal
         Book value                    0          1,139             500           15,359            16,998
         Yield                         0%          9.98%           10.0%            8.67%             8.76%
     Total book
      value                      $ 2,999       $ 14,188        $ 13,460         $ 17,341           $47,988
                                 =======       ========        ========         ========           =======

     Yield                          6.31%          6.51%          6.96%             8.45%             7.31%
                                  ======         ======         ======           =======           =======

Mortgage-backed
 securities:
     Total book value                                                                              $12,603
                                                                                                   =======
         Yield                                                                                        6.97%
                                                                                                   =======
Equity Securities:
     Total book value                                                                              $   739
                                                                                                   =======
         Yield                                                                                        3.87%
                                                                                                   =======
     Total Investment Securities                                                                   $61,330
                                                                                                   =======
         Yield                                                                                        7.20%
                                                                                                   =======

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                                 LOAN PORTFOLIO

     The following table presents the loan portfolio at the end of each of the last five years:

                                           1999           1998            1997           1996          1995
                                           ----           ----            ----           ----          ----
    (000 omitted)
Commercial, financial
 and agricultural                       $  21,503      $  18,732       $  10,275      $   8,401     $   8,211
Real estate -  Construction                15,580         11,182           5,961          4,304         5,706
Real estate - Mortgage                    134,046        116,030          97,074         82,687        75,731
Installment and other
 personal loans (net of
 unearned discount)                         9,562         12,688          15,021         13,534        13,209
                                        ---------      ---------       ---------      ---------     ---------
   Total loans                          $ 180,691      $ 158,632       $ 128,331      $ 108,926     $ 102,857
                                        =========      =========       =========      =========     =========

     Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments and credit cards) at December 31, 1999:

                                                   Under One        One to        Over Five
                                                     Year         Five Years        Years         Total
                                                     ----         ----------        -----         -----
    (000 omitted)
Commercial, financial and agricultural             $ 3,407          $ 4,087         $ 14,009     $ 21,503
Real estate - Construction                           2,159            2,585           10,836       15,580
                                                   -------          -------         --------     --------
     Total                                         $ 5,566          $ 6,672         $ 24,845     $ 37,083
                                                   =======          =======         ========     ========

     The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 1999:

                                            Fixed Rate           Variable
                                              Loans             Rate Loans
                                              -----             ----------
     (000 omitted)
Due within one year                          $  1,932             $ 63,710
Due after one but within five years            32,602               27,806
Due after five years                           54,162                  479
                                             --------             --------
     Total                                   $ 88,696             $ 91,995
                                             ========             ========

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                         SUMMARY OF LOAN LOSS EXPERIENCE


                                                                    Years Ended December 31
                                               --------------------------------------------------------------------
                                                  1999          1998            1997           1996          1995
                                                  ----          ----            ----           ----          ----
  (000 omitted)
Average total loans outstanding (net of
 unearned income)                              $ 169,458      $ 144,013      $ 117,403      $ 105,779      $ 97,662
                                               =========      =========      =========      =========      ========
Allowance for loan losses, beginning
 of period                                     $   1,971      $   1,767      $   1,620      $   1,433      $  1,200
Additions to provision for loan losses
 charged to operations                               547            270            215            240           270
Loans charged off during the year
   Commercial                                         97             15              1             20             0
   Personal credit lines                               7             23             32             17             3
   Installment                                        24             46             50             31            48
                                               ---------      ---------      ---------      ----------     --------
Total charge-off's                                   128             84             83             68            51
                                               ---------      ---------      ---------      ---------      --------
Recoveries of loans previously charged off:
   Commercial                                         59              3              2              3             0
   Installment                                         1             10             12             12            14
   Personal credit lines                               5              5              1              0             0
                                               ---------      ---------      ----------     ---------      ----------
Total recoveries                                      65             18             15             15            14
                                               ---------      ---------      ---------      ---------      --------
Net loans charged off (recovered)                     63             66             68             53            37
                                               ---------      ---------      ---------      ---------      --------
Allowance for loan losses, end of
 period                                        $   2,455      $   1,971      $   1,767      $   1,620     $   1,433
                                               =========      =========      =========      =========     =========
Ratio of net loans charged off to
 average loans outstanding                          .04%           .06%           .06%           .05%           .04%
                                               =========      =========      =========      =========     ==========

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

                               1999             1998           1997             1996          1995
                               ----             ----           ----             ----          ----
(000 omitted)
Nonaccrual loans            $        0       $    486        $    473         $     14      $    132
                            ==========       ========        ========         ========      ========
Accrual loans:
     Restructured           $        0       $      0        $      0         $      0      $      0
     30 through 89
      days past due              3,420            823           2,398            1,976         1,949
     90 days or
      more past due                 97            284             657              203           417
                            ----------       --------        --------         --------      --------
Total accrual
 loans                      $    3,517       $  1,107        $  3,055         $  2,179      $  2,366
                            ==========       ========        ========         ========      ========

     See Note 7 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and discussion concerning impaired loans at December 31, 1999.

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

     The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:


                                                      Years Ended December 31
                                   ---------------------------------------------------------------------
                                                  1999                              1998
                                   ----------------------------          -------------------------------
                                                     Percentage                             Percentage
                                    Allowance       of Loans to          Allowance          of Loans to
                                      Amount        Total Loans            Amount           Total Loans
                                      ------        -----------            ------           -----------
     (000 omitted)
Commercial, financial
  and agricultural                   $    45            11.90%             $   255              9.93%
Commercial, real estate secured          609            18.03                  416             19.43
Real estate - Construction                 0             8.62                    0              7.05
Real estate - Mortgage                    93            56.16                  111             53.77
Installment                               27             5.29                   34              9.82
Unallocated                            1,681             0.00                1,155              0.00
                                     -------           ------              -------            ------
   Total                             $ 2,455           100.00%             $ 1,971            100.00%
                                     =======           ======              =======            ======


                                                      Years Ended December 31
                                   ---------------------------------------------------------------------
                                                  1999                              1998
                                   ----------------------------          -------------------------------
                                                     Percentage                             Percentage
                                    Allowance       of Loans to          Allowance          of Loans to
                                      Amount        Total Loans            Amount           Total Loans
                                      ------        -----------            ------           -----------
    (000 omitted)
Commercial, financial
  and agricultural                   $    31             8.00%             $   125              7.71%
Commercial - Real estate secured         354            35.00                    0              0.00
Real estate - Construction                 0             4.64                   64              3.95
Real estate - Mortgage                   188            40.64                1,229             75.91
Installment                               12            11.72                  202             12.43
Unallocated                            1,182             0.00                    0              0.00
                                     -------           ------              -------            ------
   Total                             $ 1,767           100.00%             $ 1,620            100.00%
                                     =======           ======              =======            ======



                                              Year Ended December 31

                                                       1995
                                           ------------------------------
                                                               Percentage
                                           Allowance           of Loans to
                                            Amount             Total Loans
                                           ------              -----------
  (000 omitted)
Commercial, financial
  and agricultural                          $   114               7.98%
Commercial - Real estate secured                  0               0.00
Real estate - Construction                       80               5.55
Real estate - Mortgage                        1,055              73.63
Installment                                     184              12.84
Unallocated                                       0               0.00
                                            -------             ------
   Total                                    $ 1,433             100.00%
                                            =======             ======

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                                    DEPOSITS

     The average amounts of deposits are summarized below:


                                                           Years Ended December 31
                                        ------------------------------------------------------
                                            1999                  1998                    1997
                                            ----                  ----                    ----
   (000 omitted)
Demand deposits                          $  25,365             $  20,433                $  17,665
Interest bearing demand
 deposits                                   71,176                55,454                   37,535
Savings deposits                            22,888                23,394                   24,568
Time deposits                               75,859                74,488                   68,161
                                         ---------             ---------                ---------
   Total deposits                        $ 195,288             $ 173,769                $ 147,929
                                         =========             =========                =========

     The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 1999:


          Maturity                                (000 omitted)
          --------                                -------------
Certificates of Deposit
Three months or less                                 $  3,858
Over three months through twelve months                 2,245
Over one year through three years                       4,349
Over three years                                          403
                                                     --------
                                                     $ 10,855

     RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES) The following table presents a summary of significant earnings and capital ratios: (dollar amounts in thousands)

                                 1999               1998               1997
                                 ----               ----               ----
Average assets                $ 250,529          $ 212,149          $ 172,366
Net income                    $   3,755          $   3,119          $   2,606
Average equity                $  22,067          $  19,523          $  16,956
Cash dividends paid           $   1,134          $     986          $     903
Return on assets                  1.50%              1.47%              1.51%
Return on equity                 17.02%             15.97%             15.37%
Dividend payout ratio            30.20%             31.61%             34.65%
Equity to asset ratio             8.81%               9.2%              9.84%

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                       CONSOLIDATED SUMMARY OF OPERATIONS

                                                          Years Ended December 31
                                    ---------------------------------------------------------------------
                                      1999             1998          1997          1996            1995
                                      ----             ----          ----          ----            ----
   (000 omitted)
Interest income                     $ 18,324        $ 16,109      $ 13,450       $ 12,018        $ 10,829
Interest expense                       8,074           7,348         5,822          5,139           4,542
                                    --------        --------      --------       --------        --------
Net interest income                   10,250           8,761         7,628          6,879           6,287
Provision for loan losses                547             270           215            240             270
                                    --------        --------      --------       --------        --------
     Net interest income after
      provision for loan losses        9,703           8,491         7,413          6,639           6,017
Other income:
     Trust and brokerage services      1,230             818           490            384             297
     Service charges - Deposits          779             646           601            477             375
     Other service charges,
      collection and exchange, charges,
      commission fees                    844             667           341            258             218
Other operating income (loss)            728             122           119            121              45
                                    --------        --------      --------       --------        --------
     Total other income                3,581           2,253         1,551          1,240             935
                                    --------        --------      --------       --------        --------
Income before operating expense       13,284          10,744         8,964          7,879           6,952
Operating expenses:
     Salaries and employees
      benefits                         4,297           3,491         2,901          2,621           2,326
     Occupancy and
      equipment expense                1,099             859           764            665             559
     Other operating expenses          2,822           2,095         1,719          1,507           1,371
                                    --------        --------      --------       --------        --------
     Total operating expenses          8,218           6,445         5,384          4,793           4,256
                                    --------        --------      --------       --------        --------
Income before income taxes             5,066           4,299         3,580          3,086           2,696
Income tax                             1,311           1,180           974            838             742
                                    --------        --------      --------       --------        --------
     Net income applicable to
      common stock                  $  3,755        $  3,119      $  2,606        $ 2,248        $  1,954
                                    ========        ========      ========       ========        ========
Per share data:
     Earnings per common
      share                         $   1.70        $   1.41      $   1.18        $  1.02        $    .88
     Cash dividend - Common         $    .51        $    .45      $    .41        $   .32        $    .27
     Weighted average
      number of common
      shares                       2,214,951       2,205,718     2,204,444      2,205,268       2,206,560

Item 9.  Disagreements on Accounting and Financial Disclosures.
         Not applicable.


                                    PART III

     The information required by Items 10, 11, 12 and 13 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2000 Annual Meeting of Shareholders filed pursuant to Regulation 14A.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K.

          (a) (1) - List of Financial Statements
          The following consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in
          Item 8:
                    Consolidated balance sheets - December 31, 1999 and
                      1998
                    Consolidated statements of income - Years ended
                      December 31, 1999, 1998 and 1997
                    Consolidated statements of shareholders' equity -
                      Years ended December 31, 1999, 1998, and 1997
                    Consolidated statements of cash flows - Years ended
                      December 31, 1999, 1998, and 1997
                    Notes to consolidated financial statements - December 31,
                      1999
             (2)    List of Financial Statement Schedules
                    All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
             (3)    Listing of Exhibits
                    Exhibit (3) (i) Articles of incorporation
                    Exhibit (3) (ii) Bylaws
                    Exhibit (4) Instruments defining the rights of security holders including indentures
                    Exhibit (10) Material contracts
                    Exhibit (13) Annual report to security holders
                    Exhibit (21) Subsidiaries of the registrant
                    Exhibit (23) Consent of independent auditors
                    Exhibit (27) Financial data schedule
                    All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                 (b)       Reports on Form 8-K filed
                           None.
                 (c)       Exhibits
                    (3)(i) Articles of incorporation. Incorporated by
                           reference to Exhibit 3(i) of the registrant's Form 10-K filed March 26, 1999 for the year ended December 31, 1998.
                      (ii) By-laws. Incorporated by reference to Exhibit 3.2
                           to the Registrant's Registration Statement on Form S-4, Registration No. 33-18888.
                    (4) Instruments defining the rights of security holders
                        including indentures. The rights of the holders of Registrant's common stock are contained in:
                        (i) Articles of Incorporation of Orrstown Financial Services, Inc., incorporated by reference to
                             Exhibit 3(i) of the registrant's Form 10-K filed March 26, 1999 for the year ended December 31, 1998.
                       (ii) By-laws of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-18888).
                    (10.1) Change in control agreement between Orrstown
                           Financial Services, Inc. and its chief executive officer. Incorporated by reference to Exhibit 99 of the registrant's Form 10-K filed March 17, 1997 for the year ended December 31, 1996.
                    (10.2) Salary continuation plan for selected officers -
                           filed herewith
                    (10.3) Officer group term replacement plan for selected
                           officers - filed herewith
                    (10.4) Director retirement plan - filed herewith
                    (10.5) Revenue neutral retirement plan - filed herewith
                    (13)   Annual report to security holders - filed herewith
                    (21) Subsidiaries of the registrant - filed herewith (23.1) Consent of independent auditors filed herewith
                    (27)   Financial data schedule - filed herewith
                 (d)       Financial statement schedules
                           None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ORRSTOWN FINANCIAL SERVICES, INC.
                             ---------------------------------
                                        (Registrant)

                             By /s/ Kenneth R. Shoemaker
                                -----------------------------
                                Kenneth R. Shoemaker, President
Dated:  March 15, 2000          (Duly authorized officer)

                             By /s/ Bradley S. Everly
                                -----------------------------
                                Bradley S. Everly, Chief Financial Officer
                                (Principal Accounting Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                               Title                           Date
             ---------                               -----                           ----
/s/ Kenneth R. Shoemaker                         President, CEO and             March 15, 2000
-------------------------------------            Director
Kenneth R. Shoemaker


/s/ Anthony F. Ceddia                            Director                       March 15, 2000
-------------------------------------
Dr. Anthony F. Ceddia


/s/ Glenn W. Snoke                               Director                       March 15, 2000
-------------------------------------
Glenn W. Snoke


/s/ Gregory A. Rosenberry                        Director                       March 15, 2000
-------------------------------------
Gregory A. Rosenberry


/s/ Joel R. Zullinger                            Chairman of the                March 15, 2000
-------------------------------------            Board and Director
Joel R. Zullinger


/s/ Jeffrey W. Coy                               Vice Chairman                  March 15, 2000
-------------------------------------            of the Board
Jeffrey W. Coy                                   and Director


/s/ John S. Ward                                 Director                       March 15, 2000
-------------------------------------
John S. Ward


/s/ Denver L. Tuckey
-------------------------------------            Secretary and                  March 15, 2000
Denver L. Tuckey                                 Director

/s/ Andrea Pugh
-------------------------------------            Director                       March 15, 2000
Andrea Pugh