Form 10-Q
period 2000-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2000-05-15
CIK 826154

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000
Commission file number: 33-18888


                        ORRSTOWN FINANCIAL SERVICES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                             23-2530374
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

77 East King Street
P. O. Box 250, Shippensburg, Pennsylvania                   17257
-----------------------------------------              --------------
(Address of principal executive offices )                (Zip Code)

Registrant's telephone number, including
 area code:                                            (717) 532-6114
                                                      -----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at May 4, 2000
-----------------------------                      --------------------------
(Common stock, .625 par value)                              2,228,359


                               Page 1 of 14 pages

                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial statements (unaudited)

      Condensed consolidated balance sheets - March 31, 2000
        and December 31, 1999                                                  3
      Condensed consolidated statements of income - three months
        ended March 31, 2000 and 1999                                          4
      Condensed consolidated statements of comprehensive income -
        three months ended March 31, 2000 and 1999                             5
      Condensed consolidated statements of cash flows - three
        months ended March 31, 2000 and 1999                                   6
      Notes to condensed consolidated financial statements               7 and 8

Item 2.  Management's discussion and analysis of financial
         condition and results of operations                              9 - 12

PART II - OTHER INFORMATION

      Other information                                                       13

      Signatures                                                              14

      Exhibits

                               Page 2 of 14 pages

                         PART I - FINANCIAL INFORMATION


        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            March 31,              December 31,
                                                                              2000                     1999*
                                                                              ----                     -----
         ASSETS                                                           (Unaudited)              (000 Omitted)
Cash and due from banks                                                    $   7,199                 $   8,585
Interest-bearing deposits with banks                                             254                       115
Federal funds sold                                                             2,383                         0
Securities available-for-sale                                                 65,384                    60,455
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                                              1,734                     1,509
Loans                                                                        185,670                   180,691
Allowance for loan losses                                                     (2,523)                   (2,455)
                                                                           ---------                 ---------
     Net loans                                                               183,147                   178,236
Bank premises and equipment, net                                               7,435                     6,809
Accrued interest receivable                                                    1,616                     1,599
Cash surrender value of life insurance                                         5,443                     5,384
Other assets                                                                   2,752                     2,361
                                                                           ---------                 ---------
         Total assets                                                      $ 277,347                 $ 265,053
                                                                           =========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
         Noninterest-bearing                                               $  28,498                 $  25,264
         Interest-bearing                                                    177,412                   179,125
                                                                           ---------                 ---------
              Total deposits                                                 205,910                   204,389
Federal funds purchased and other short term
  borrowed funds                                                              25,543                    15,406
Long term borrowed funds                                                      20,815                    20,822
Accrued interest payable                                                         407                       422
Other liabilities                                                              2,215                     2,146
                                                                           ---------                 ---------
                  Total liabilities                                          254,890                   243,185
                                                                           ---------                 ---------

STOCKHOLDERS' EQUITY
     Common stock, no par value - $.1041 stated value per share at March 31, 2000 and December 31, 1999, 10,000,000 shares authorized with 2,220,598 shares issued at March 31, 2000
      and 2,218,291 issued at December 31, 1999                                  231                       231
     Additional paid-in capital                                               18,589                    18,498
     Retained earnings                                                         4,354                     3,717
     Unrealized holding loss, net of tax of
      ($369) and ($298) at March 31, 2000
      and December 31, 1999, respectively                                       (717)                     (578)
                                                                           ---------                 ---------
                  Total stockholders' equity                                  22,457                    21,868
                                                                           ---------                 ---------
                  Total liabilities and
                   stockholders' equity                                    $ 277,347                 $ 265,053
                                                                           =========                 =========

* Condensed from audited financial statements

         The accompanying notes are an integral part of these condensed financial statements.

                               Page 3 of 14 pages

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                  2000                 1999
                                                                  ----                 ----
                                                                        (000 Omitted)
Interest Income
    Interest & fees on loans                                   $   3,918             $   3,465
    Interest on federal funds sold                                    49                    80
    Interest and dividends on investment
      securities                                                   1,013                   762
    Interest income on deposits with banks                             8                     2
                                                               ---------             ---------
                  Total interest income                            4,988                 4,309
                                                               ---------             ---------
Interest Expense
    Interest on deposits                                           1,718                 1,581
    Interest on borrowed money                                       575                   341
                                                               ---------             ---------
                  Total interest expense                           2,293                 1,922
                                                               ---------             ---------
                  Net interest income                              2,695                 2,387
Provision for loan losses                                             75                    90
                                                               ---------             ---------
Net interest income after provision
 for loan losses                                                   2,620                 2,297
                                                               ---------             ---------
Other Income
    Service charges on deposits                                      270                   236
    Other service charges                                            115                   120
    Trust Department income                                          253                   184
    Brokerage income                                                  79                    82
    Other income                                                      86                    91
    Net gains on available for sale securities                        (2)                   (9)
                                                               ---------             ---------
                  Total other income                                 801                   704
                                                               ---------             ---------
Other Expenses
    Salaries and employee benefits                                 1,176                 1,001
    Net occupancy and equipment expenses                             355                   215
    Other operating expenses                                         606                   613
                                                               ---------             ---------
                  Total other expenses                             2,137                 1,829
                                                               ---------             ---------
                  Income before income taxes                       1,284                 1,172

Income tax expenses                                                  335                   323
                                                               ---------             ---------
                  Net income                                   $     949             $     849
                                                               =========             =========
Weighted average number of shares
 outstanding                                                   2,220,092             2,211,511
Net income per share                                           $     .43             $     .38
Cash dividends declared per share                              $     .14                   .12

         The accompanying notes are an integral part of these condensed financial statements.

All per share amounts have been adjusted to give retroactive recognition to a 7-1/2% stock dividend effective November 19, 1999.

                               Page 4 of 14 pages

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                                   2000         1999
                                                   ----         ----
                                                     (000 Omitted)
Net income                                        $ 949        $ 849

Other comprehensive income, net of tax
   Unrealized gain (loss) on investment
 securities available for sale                     (139)        (209)
                                                  -----        -----

Comprehensive income                              $ 810        $ 640
                                                  =====        =====









         The accompanying notes are an integral part of these condensed financial statements.

                               Page 5 of 14 pages

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                   (UNAUDITED)

                                                                      2000                 1999
                                                                      ----                 ----
                                                                            (000 Omitted)
Cash flows from operating activities:
     Net income                                                     $   949               $   849
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                  158                   112
         Provision for loan losses                                       75                    90
         Other - Net                                                     40                    54
                                                                     ------              --------
Net cash provided by operating activities                             1,222                 1,105
                                                                     ------              --------
Cash flows from investing activities:
  Net (increase) decrease in interest bearing
   deposits with banks                                                 (139)                    7
  Purchase of available for sale securities                          (6,267)               (5,016)
  Maturities of available-for-sale securities                           899                 2,201
  Net (increase) in loans                                            (4,986)               (4,465)
  Purchases of bank premises and equipment                             (771)                 (133)
  (Increase) in other assets                                           (391)                 (302)
                                                                    -------              --------
Net cash (used) by investing activities                             (11,655)               (7,708)
                                                                    -------              --------
Cash flows from financing activities:
  Net increase in deposits                                            1,521                 4,323
  Cash dividends paid                                                  (311)                 (268)
  Dividend reinvestment plan purchases                                   90                    70
  Net increase in purchased funds                                    10,137                   103
  Payments on debt                                                       (7)                   (6)
                                                                    -------              --------
Net cash provided by financing activities                            11,430                 4,222
                                                                    -------              --------
Net increase(decrease) in cash and cash
 equivalents                                                            997                (2,381)

Cash and cash equivalents at beginning
 Of period                                                            8,585                15,100
                                                                    -------              --------

Cash and cash equivalents at end of period                          $ 9,582              $ 12,719
                                                                    =======              ========

Supplemental disclosure of cash flows information:
  Cash paid during the period for:
         Interest                                                   $ 2,308              $  2,007
         Income taxes                                                     0                     0

Supplemental schedule of noncash investing and financing
 activities:
   Unrealized (loss) on investments available for sale (net of deferred taxes of $(72) and $(107) at march 31, 2000 and
    1999, respectively                                                 (139)                 (209)

         The accompanying notes are an integral part of these condensed financial statements.

                               Page 6 of 14 pages

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three months ended March 31, 2000 and 1999 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q filing.

Note 1.   Basis of Presentation

          The financial information presented at and for the three months ended March 31, 2000 and 1999 is unaudited. Information presented at December 31, 1999 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

Note 2.   Principles of Consolidation

          The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated.

Note 3.   Cash Flows

          For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Statement of Financial Accounting Standards No. 104, the corporation has elected to present the net increase or decrease in deposits in banks, loans and time deposits in the statements of cash flows.

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

                               Page 7 of 14 pages

Note 5.   Other Commitments

          In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the bank does not anticipate any losses as a result of these transactions.

Note 6.   Changes in Common Stock

          In October, 1999 the Board of Directors of Orrstown Financial Services, Inc. approved a 7-1/2% stock dividend payable November 19, 1999 to shareholders of record November 1, 1999. All per share amounts have been adjusted to give retroactive recognition to this event.

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

          Management has classified all investment securities as "available for sale". At March 31, 2000 amortized cost exceeded fair value by $1,086,000. This resulted in a decrease in stockholders' equity of $717,000 after recognizing the tax effects of the unrealized losses. At December 31, 1999 amortized cost exceeded fair value by $875,000 resulting in a decrease in stockholders' equity of $578,000 after recognizing the tax effects of the unrealized losses.




                               Page 8 of 14 pages

                        ORRSTOWN FINANCIAL SERVICES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Summary

     Orrstown Financial Services, Inc. recorded net income of $949,000 for the first quarter of 2000 compared to $849,000 for the same period in 1999; representing an increase of $100,000 or 11.8%. Net income per share was $.43 during 2000's first quarter up $.05 from the $.38 earned during 1999's first quarter.

     The following statistics compare 2000's first quarter performed to that of 1999:
                                                  First Quarter
                                               --------------------
                                                2000          1999
                                               ------        ------
        Return on average assets                1.42%         1.45%
        Return on average equity               16.99%        15.95%
        Average equity/average assets           8.33%         9.09%

     A more detailed discussion of the elements having the greatest impact on net income follows.

NET INTEREST INCOME

     Net interest income for the first quarter of 2000 was $2,695,000 representing growth of $308,000, or 12.9%, over the $2,387,000 realized during 1999's first quarter. The growth in net interest income is driven by volume factors since spreads have tightened slightly. Net interest spread stayed at 4.07% but net interest margin tightened by 5 basis points due to a declining level of free funds.

     The table that follows states rates on a fully taxable equivalent basis (F.T.E.) and demonstrates the aforementioned effects:

                                                           First Quarter
                                   ------------------------------------------------------------
                                             2000                                1999
                                   ------------------------             -----------------------
(in thousands)                     Avg. Balances      Rates             Avg. Balances     Rates
                                   -------------      -----             -------------     -----
Interest earning assets               $ 248,785        8.29%               $ 220,587       8.16%
Interest bearing liabilities            218,478        4.22%                 190,238       4.09%
                                      ---------        ----                ---------       ----
Free funds                            $  30,307                            $  30,349
                                      =========                            =========

Net interest income                   $   2,695                            $   2,387
                                      =========                            =========

Net interest spread (F.T.E.)                           4.07%                               4.07%
                                                       ====                                ====

Free funds ratio                         12.18%                               13.76%
                                         =====                                =====

Net interest margin (F.T.E.)                           4.58%                               4.63%
                                                       ====                                ====


                               Page 9 of 14 pages

OTHER INCOME AND OTHER EXPENSES

     First Quarter 2000 vs. First Quarter 1999

     Other income increased $97,000, or 13.8% from $704,000 during 1999 to $ 801,000 during 2000's first quarter. The increase was primarily attributable to a $69,000, or 37.5%, increase in trust revenues and a $34,000, or 14.4% increase in service charges on deposits. Our trust and investment services division continues to grow and is now contributing approximately 8% of our net income. The service charge on deposits increase was a by product of deposit growth and a new service charge schedule installed in mid-1999.

     Orrstown Financial Services was one of the First Bank holding companies in the country to file for and receive Financial Holding Company (FHC) status which should facilitate the ability to realize noninterest income growth opportunities in the future.

     Other expenses rose from $1,829,000 during the first quarter 1999 to $2,137,000 during 2000's first quarter, an increase of $308,000, or 16.8%. Growth over the past three years has caused staff increases and conversions of all major systems during 1999, including a switch from a third party provider to in-house processing for core commercial bank processing, has required some staff increases in our operations area. This major operational overhead should bode well for future effeciencies and enable growth at improving incremental margins. Our eighth full service office was opened in September, 1999 at a Chambersburg, Pennsylvania Wal-Mart and our ninth is scheduled to open in Mid-2000 at Silver Spring, outside Mechanicsburg, Pennsylvania. We are excited at the prospect of entering the Mechanicsburg market, a natural extension from our Carlisle locations. In addition, a new operations center should be completed in June, 2000 in Shippensburg. This expansion has brought increased operating costs but we have been able to grow profitably.

INCOME TAX EXPENSE

     Income tax expense increased $12,000 or 3.7% during 2000's first quarter versus first quarter 1999. Effective income tax rates were as follows:

                                       First Quarter
                                   ---------------------
                                    2000           1999
                                    ----           ----
Effective income tax rate           26.1%          27.6%

     The marginal federal income tax bracket is 34% for all periods presented.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):

                                             Quarter Ended March 31
                                        ----------------------------------
                                          2000                      1999
                                          ----                      ----
Balance, beginning of period            $ 2,455                    $ 1,971
Recoveries                                    1                          1
Provision for loan loss
 Charged to income                           75                         90
                                        -------                    -------
       Total                              2,531                      2,062
Losses                                        8                          5
                                        -------                    -------
Balance, end of period                  $ 2,523                    $ 2,057
                                        =======                    =======

     In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the bank's loan portfolio. The unallocated portion of the allowance for loan losses exceeds 50% at March 31, 2000.

     Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at March 31 (in thousands):

                                       90 Days or More
                                           Past Due                      Nonaccrual Status
                                 -------------------------              -------------------
                                   2000              1999                2000         1999
                                   ----              ----                ----         ----
Real estate mortgages            $   139             $  89               $  0         $   0
Installment loans                     39                 1                  0            32
Commercial loans                   1,930                90                 45           451
Credit card                            1                 3                  0             0
                                 -------             -----               ----         -----
                Total            $ 2,109             $ 183               $ 45         $ 483
                                 =======             =====               ====         =====

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


                               Page 11 of 14 pages

CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

     A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at March 31, 2000 is as follows:

                             Orrstown Financial    Regulatory Minimum
                                  Services            Requirements
                                  --------            ------------
Leverage ratio                      8.42%                  4%

Risk based capital ratios:
   Tier I (core capital)           12.61%                  4%
   Combined tier I and tier II
    (core capital plus
      allowance for loan losses)   13.86%                  8%

     The growth experienced during 2000 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment plan. Dividend reinvestment plan participants will be able to add up to $2,500 per quarter beginning with the second quarter of 2000 so this source of capital should expand. Equity represented 8.10% of assets at March 31, 2000 which is down from 8.25% at December 31, 1999. Available-for-sale investment securities markdowns have reduced equity by $2,035,000 since March 31, 1999 as rates have risen.

     All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2000 or single day fluctuations.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits:

             27 - Financial Data Schedule
             99 - Report of independent accountant's on interim
                    financial statements

         (b) Reports on Form 8-K - None






                               Page 13 of 14 pages

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          /s/ Kenneth R. Shoemaker
                                          --------------------------------
                                         (Kenneth R. Shoemaker, President)
                                         (Duly Authorized Officer)




Date May 10, 2000                         /s/ Bradley S. Everly
     ------------                         --------------------------------
                                         (Bradley S. Everly, Senior Vice
                                            President)
                                         (Chief Financial Officer)



                                          /s/ Robert B. Russell
                                          --------------------------------
                                          (Robert B. Russell, Controller)
                                          (Chief Accounting Officer)





                               Page 14 of 14 pages