Form 10-Q
period 2000-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2000-08-14
CIK 826154

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 2000 Commission file number: 33-18888



                        ORRSTOWN FINANCIAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




        Commonwealth of Pennsylvania                             23-2530374
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
             or organization)                                Identification No.)



77 East King Street                                                    17257
----------------------------------------                             ----------
P.O. Box 250, Shippensburg, Pennsylvania                             (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code: (717) 532-6114
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X     NO
                              ----      ----


                      Class                       Outstanding at August 4, 2000
         ----------------------------             -----------------------------
         (Common Stock, no par value)                      2,233,670

                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX

                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION
Item 1.            Financial statements ( unaudited )
         Condensed consolidated balance sheets - June 30, 2000
               and December 31, 1999                                        3
         Condensed consolidated statements of income - Three months
               ended June 30, 2000 and 1999                                 4
         Condensed consolidated statements of income - Six  months
               ended June 30, 2000 and 1999                                 5
         Condensed consolidated statements of comprehensive income -
               Three months & Six months ended June 30, 2000 and 1999 6 Condensed consolidated statements of cash flows - Six months
               ended June 30, 2000 and 1999                                 7
         Notes to condensed consolidated financial statements              8-9
Item 2.  Management's discussion and analysis of financial condition
               and results of operations                                  10-13

PART II - OTHER INFORMATION

         Other Information                                                 15
         Signatures                                                        16
         Exhibits                                                          17

                         PART I - FINANCIAL INFORMATION

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   June 30,      December 31,
                                                                                       2000         1999*
                                                                                  (Unaudited)
                                                                                  -----------    ------------
ASSETS
                                                                                        (000 Omitted)
Cash and due from banks                                                               11,133        8,585
Interest - bearing deposits with banks                                                    93          115
Federal funds sold                                                                         0            0
Securities available for sale                                                         63,567       60,455
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                                                      2,134        1,509
Loans                                                                                192,733      180,691
Allowance for loan losses                                                             (2,554)      (2,455)
                                                                                   ---------    ---------
     Net Loans                                                                       190,179      178,236

Bank premises and equipment, net                                                       9,200        6,809
Accrued Interest receivable                                                            1,784        1,599
Cash value-life insurance                                                              5,502        5,384
Other assets                                                                           2,498        2,361
                                                                                   ---------    ---------
           Total assets                                                              286,090    $ 265,053
                                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits:
            Noninterest bearing                                                    $  30,013    $  25,264
            Interest bearing                                                         182,571      179,125
                                                                                   ---------    ---------
                     Total deposits                                                  212,584      204,389
Federal funds purchased and other short
 term borrowed funds                                                                  26,650       15,406
Long term borrowed funds                                                              20,816       20,822
Accrued interest payable                                                                 411          422
Other liabilities                                                                      2,081        2,146
                                                                                   ---------    ---------
                   Total liabilities                                                 262,542      243,185
                                                                                   ---------    ---------
STOCKHOLDERS' EQUITY
       Common stock, no par value - $ .1041 Stated value per share at June 30,
         2000 and December 31, 1999, 10,000,000 shares authorized with 2,228,359 shares issued at June 30, 2000 and 2,218,291 issued
         at December 31, 1999                                                            232          231
Additional paid - in capital                                                          18,888       18,498
Retained earnings                                                                      5,117        3,717
Accumulated other comprehensive income (loss)                                           (689)        (578)
                                                                                   ---------    ---------
                  Total stockholders' equity                                          23,548       21,868
                                                                                   ---------    ---------
                  Total liabilities and
                    stockholders' equity                                           $ 286,090    $ 265,053
                                                                                   =========    =========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    Three Months Ended June 30, 2000 and 1999
                                   (UNAUDITED)

                                                        2000           1999
                                                    (Unaudited)    (Unaudited)
                                                    -----------    -----------
                                                           (000 Omitted)

Interest and fees on loans                          $     4,163    $     3,550
  Interest on federal funds sold                             12             79
  Interest and dividends on investment securities         1,145            801
  Interest income on deposits with banks                      3              3
                                                    -----------    -----------
         Total interest income                            5,323          4,433

Interest Expense
    Interest on deposits                                  1,795          1,590
    Interest on borrowed money                              676            351
                                                    -----------    -----------
        Total interest expense                            2,471          1,941
                                                    -----------    -----------

       Net interest income                                2,852          2,492

Provision for loan losses                                    75             90
                                                    -----------    -----------
Net interest income after provision for loan
  Losses                                                  2,777          2,402
                                                    -----------    -----------
Other Income
     Service charges on deposits                            287            298
     Other service charges                                  149            130
     Trust department income                                277            231
     Brokerage Income                                       106            120
     Other income                                            80             83
     Net gains on available for sale securities              (1)            (6)
                                                    -----------    -----------
         Total Other income                                 898            856


Other Expenses
     Salaries and employee benefits                       1,141          1,052
     Net occupancy and equipment expenses                   355            229
     Other operating expenses                               700            639
                                                    -----------    -----------
         Total other expense                              2,196          1,920


             Income before income tax                     1,479          1,338
Income tax expenses                                         405            349
                                                    -----------    -----------
                      Net income                    $     1,074    $       989
                                                    ===========    ===========

Weighted average number of shares outstanding         2,226,313      2,059,406
Net income per share                                $      0.48    $      0.45
Cash dividends declared per share                   $      0.14    $      0.12

The accompanying notes are an integral part of these condensed financial statements.

All per share amounts have been adjusted to give retroactive recognition to a 7 1/2% stock dividend effective November 19, 1999.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     Six Months Ended June 30, 2000 and 1999
                                   (UNAUDITED)

                                                       2000            1999
                                                    (Unaudited)    (Unaudited)
                                                    -----------    -----------
                                                           (000 Omitted)
Interest Income
  Interest and fees on loans                        $     8,081    $     7,015
  Interest on federal funds sold                             61            159
  Interest and dividends on investment securities         2,158          1,563
  Interest income on deposits with banks                     11              5
                                                    -----------    -----------
         Total interest income                           10,311          8,742

Interest Expense
    Interest on deposits                                  3,513          3,171
    Interest on borrowed money                            1,251            692
                                                    -----------    -----------
        Total interest expense                            4,764          3,863
                                                    -----------    -----------

       Net interest income                                5,547          4,879

  Provision for loan losses                                 150            180
                                                    -----------    -----------
Net interest income after provision for loan
  Losses                                                  5,397          4,699
                                                    -----------    -----------
Other Income
     Service charges on deposits                            557            505
     Other service charges                                  264            282
     Trust department income                                530            415
     Brokerage Income                                       185            202
     Other income                                           166            171
     Net gains on available for sale securities              (3)           (15)
                                                    -----------    -----------
         Total Other income                               1,699          1,560

Other Expenses
     Salaries and employee benefits                       2,317          2,053
     Net occupancy and equipment expenses                   710            444
     Other operating expenses                             1,306          1,252
                                                    -----------    -----------
         Total other expense                              4,333          3,749

             Income before income tax                     2,763          2,510

Income tax expenses                                         740            672
                                                    -----------    -----------
                      Net income                    $     2,023    $     1,838
                                                    ===========    ===========

Weighted average number of shares outstanding         2,226,313      2,058,319
Net income per share                                $      0.91    $      0.83
Cash dividends declared per share                   $      0.28    $      0.24

The accompanying notes are an integral part of these condensed financial statements.

All per share amounts have been adjusted to give retroactive recognition to a 7 1/2% stock dividend effective November 19, 1999.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    Three Months Ended June 30, 2000 and 1999
                                   (UNAUDITED)



                                                          2000     1999
                                                         ------   ------
                                                           (000 Omitted)

Net Income                                               $1,074   $  989

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                                    28     (666)

Comprehensive Income                                     $1,102   $  323
                                                         ======   ======



           The accompanying notes are integral part of these condensed financial statements.


********************************************************************************


                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    Six Months Ended June 30, 2000 and 1999
                                   (UNAUDITED)



                                                          2000       1999
                                                         -------    -------
                                                            (000 Omitted)

Net Income                                               $ 2,023    $ 1,838

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                                   (111)      (876)

Comprehensive Income                                     $ 1,912    $   962
                                                         =======    =======






          The accompanying notes are integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                                   (UNAUDITED)


                                                                                  2000         1999
                                                                               (Unaudited)  (Unaudited)
                                                                               -----------  -----------
                                                                                    (000 Omitted)
Cash flows from operating activities:
   Net income                                                                    $  2,023    $  1,838
    Adjustments to reconcile net income to net
            cash provided by operating activities:
         Depreciation and amortization                                                224         232
         Provision for loan losses                                                    150         180
         Other, net                                                                  (478)       (538)
                                                                                 --------    --------
Net cash provided by operating activities                                           1,919       1,712

Cash flows from investing activities:
     Net decrease in interest bearing
          deposits with banks                                                          22           6
    Purchase of available for sale securities                                     (10,737)     (9,016)
    Sales and maturities of available for sale
      securities                                                                    6,828       3,829
    Net (increase) in loans                                                       (12,093)    (11,372)
    Purchases of bank premises and equipment                                       (2,592)       (542)
                                                                                 --------    --------
Net cash (used) by investing activities                                           (18,572)    (17,095)
                                                                                 --------    --------

Cash flows from financing activities:
     Net increase in deposits                                                       8,195       4,771
     Cash dividends paid                                                             (623)       (534)
     Dividend reinvestment plan purchases                                             391         143
     Net increase in short term purchased funds                                    11,244       2,642
     Payments on long term debt                                                        (6)         (6)
                                                                                 --------    --------
Net cash provided by financing activities                                          19,201       7,016
                                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents                                2,548      (8,367)

Cash and cash equivalents at beginning of period                                    8,585      15,100
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $ 11,133    $  6,733
                                                                                 ========    ========

Supplemental disclosure of cash flows information:
     Cash paid during the period for:
               Interest                                                          $  2,488    $  3,887
               Income Taxes                                                           666         650

Supplemental schedule of noncash investing and financing activities:
        Unrealized gain (loss) on investments available for
           sale (net of deferred taxes of $(58) and $(450) at
            June 30, 2000 and 1999, respectively)                                    (111)       (876)

         The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)

Review of Interim Financial Statements

     The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2000 and 1999 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q

NOTE 1. Basis of Presentation

     The financial information presented at and for the three months ended and six months ended June 30, 2000 and 1999 is unaudited. Information presented at December 31, 1999 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


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

NOTE 6. Changes in Common Stock

     In October, 1999 the Board of Directors of Orrstown Financial Services, Inc. approved a 7 1/2 % stock dividend payable November 19, 1999 to shareholders of record November 1, 1999. All presentation amounts have been adjusted to give retroactive recognition to this event.

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

     Management has classified all investments securities as "available for sale". At June 30, 2000 amortized cost exceeded fair value by $1,044,000. This resulted in a decrease in stockholders' equity of $689,000 after recognizing the tax effects of the unrealized losses. At December 31, 1999, amortized cost exceeded fair market value by $ 875,000 resulting in a decrease in stockholders' equity of $578,000 after recognizing the tax effects of the unrealized issues.

                        ORRSTOWN FINANCIAL SERVICES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary

Orrstown Financial Services, Inc. recorded net income of $ 1,074,000 for the second quarter of 2000 compared to $ 989,000 for the same period in 1999, representing an increase of $ 85,000 or 8.6 %. Net income per share was $ .48 during 2000's second quarter up $ .03 from the $ .45 earned during 1999's second quarter.

Net income for the first six months of 2000 was $ 2,023,000 compared to $ 1,838,000 for the same period in 1999, representing an increase of $185,000 or 10.1%. Net income per share for the first six months of 2000 was $ 0.91 up $.08 from the $ 0.83 per share realized during the six months ended June 30, 1999.

Robust balance sheet growth has fueled the net income increases during 2000 since net interest margin has tightened slightly. The net interest margin remains well ahead of peer averages, however, as does the generation of noninterest income. Noninterest expenses have increased during 2000 due to growth and the fact that a ninth full services branch and an expanded operations center were placed in service near the end of 2000's second quarter. Sequentially, net income increased nicely with second quarter 2000 income up 13.2% or $125,000 over first quarter 2000 net income.

The following statistics compare 2000's year to date performance to that of 1999:

                                     Second Quarter     Six Months  Year to Date
                                    2000        1999       2000         1999
                                   -----       -----       -----        -----
Return on average assets            1.54%       1.62%       1.48%        1.54%
Return on average equity           18.53%      17.92%      17.77%       16.95%
Average equity / Average assets     8.30%       9.06%       8.32%        9.07%

A more detailed discussion of the elements having the greatest impact on net income follows.

Net Interest Income

Second Quarter 2000 vs. Second Quarter 1999

     Net interest income for the second quarter of 2000 was $ 2,852,000 representing a growth of $ 360,000, or 14.4%, over the $ 2,492,000 realized during 1999's second quarter. The growth in net interest income is driven by volume factors since spreads have been flat to slightly tightening.

Six Months 2000 vs. Six Months 1999

     Net interest income for the first six months of 2000 was $5,547,000 representing an increase of $668,000 or 13.7 %, over the $ 4,879,000 generated during the first six months of 1999. Volume factors have generated the gains since rate factors tightened minimally.

     The table that follows states rates on a fully taxable equivalent basis, (F.T.E.) and demonstrates the aforementioned effects:

                                                  Second Quarter                               Six Months Year To Date
                             -------------------------------------------------   --------------------------------------------------
                                         2000                     1999                     2000                        1999
                             -----------------------    ----------------------   ----------------------     -----------------------
                                                                          (in thousands)

                             Avg. Balances     Rates    Avg. Balances    Rates   Avg. Balances    Rates     Avg. Balances     Rates
                             -------------    ------    -------------   ------   -------------   ------     -------------     -----
Interest earning assets         $ 259,000      8.48%      $226,613       8.11%     $253,920       8.15%        $223,578        8.13%
Interest bearing liabilities      227,622      4.36%       193,720       4.01%      223,050       4.03%         191,989        4.05%
                                ---------     -----       --------      -----      --------      -----         --------       -----
Free Funds                      $  31,378                 $ 32,893                 $ 30,870                    $ 31,589
                                =========                 ========                 ========                    ========
Net interest income             $  2,852                  $  2,492                 $  5,547                    $  4,879
                                =========                 ========                 ========                    ========
Net interest spread (F.T.E.)                   4.12%                     4.10%                    4.09%                        4.08%
                                              =====                     =====                    =====                        =====
Free funds ratio                              12.12%                    14.52%                   12.16%                       14.13%
                                              =====                     =====                    =====                        =====
Net interest margin ( F.T.E )                  4.65%                     4.67%                    4.62%                        4.65%
                                              =====                     =====                    =====                        =====

Other Income and Other Expenses

Second Quarter 2000 vs. Second Quarter 1999 Other income increased $42,000, or 4.9%, from $865,000 during the second quarter of 1999 to $898,000 during the second quarter of 2000. Increases in trust department income were the most significant and helped offset slight declines in service charge income and brokerage income.

Other expenses rose $276,000, or 14.4%, from $1,920,000 for second quarter 1999 to $2,196,000 for 2000's second quarter. Increases were across all categories and the percentage increase overall approximated the increase in the size of the company over those time periods. The opening of the ninth full service branch in Silver Spring, near Mechanicsburg, Pennsylvania, and an expanded operation center in Shippensburg, Pennsylvania contributed to cost increases during the quarter. The improved operations center and system changes effected during 1999 should improve operating efficiency in future quarters.


Six Months 2000 vs. Six Months 1999

Other income increased $139,000, or 8.9%, to $1,699,000 from $1,560,000 a year ago. Trust department increases were the primary source of growth. Other expenses rose $584,000, or 15.6%, to $4,333,000 from $3,749,000 a year earlier with the aforementioned general growth in size; the opening of a ninth branch, which helped increase staff, and expanded operating systems and facilities all contributing to the increase.


Income Tax Expense

Income tax expense increased $56,000, or 16.0%, during 2000's second quarter versus second quarter 1999. Income tax expense rose $68,000, or 10.1% for the first six months of 2000 versus the same period a year ago. The growth in income tax expense is the byproduct of similar increases in pretax income since effective federal income tax rates has remained relatively stable, as shown below:


                                Second Quarter          Six Months Year to Date
                               ---------------          -----------------------
                               2000       1999          2000              1999
                               ----       ----          ----              ----
Effective income tax rate      27.4%      26.1%         26.8%             26.8%

The marginal federal income tax bracket is 34 % for all periods presented.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):

                                Quarter Ended         Six  Months Ended
                                   June 30                June 30
                             ------------------      ------------------
                              2000        1999        2000        1999
                             ------      ------      ------      ------
Balance, beginning of
 Period                      $2,523      $2,057      $2,455      $1,971
Recoveries                        3           1           4           2
Provision for loan loss
 charged to income               75          90         150         180
                             ------      ------      ------      ------
    Total                     2,601       2,148       2,609       2,153
Losses                           47          99          55         104
                             ------      ------      ------      ------
Balance, end of period       $2,554      $2,049      $2,554      $2,049
                             ======      ======      ======      ======

In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses exceeds 60% at June 30, 2000.

Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30 (in thousands):

                            90 Days or More
                               Past Due                   Nonaccrual Status
                        ----------------------          ----------------------
                            2000       1999               2000          1999
                        ---------     --------          --------     ---------
Real estate mortgage    $     101     $    242          $     41     $       0
Installment loans              22           44                29            19
Commercial loans              312            0                45            45
Credit card                     0            2                 0             0
                        ---------     --------          --------     ---------
        Total           $     435     $    288          $    115     $      64
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

CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at June 30, 2000 is as follows:


                                    Orrstown Financial   Regulatory Minimum
                                         Services          Requirements
                                    ------------------   ------------------

 Leverage ratio                            8.46%                4 %


 Risk based capital ratios:
       Tier I  (core capital)             12.46%                4 %
       Combined tier I and tier II
        (core capital plus allowance
        for loan losses)                  13.71%                8 %


The growth experienced during 2000 has been supported by capital growth in the form of retained earnings and the popularity of the dividend reinvestment plan which has added $391,000 to equity. Equity represented 8.23% of assets at June 30, 2000 which is down slightly from 8.25% at December 31, 1999.

Loan and investment securities has been funded partially by a temporary increase in short term purchased funds, most of which are customer repurchase agreements, while deposit growth has funded the two aforementioned building projects plus residual loan amounts. The opening of our ninth full service branch at Silver Spring, near Mechanicsburg, Pennsylvania on June 29, 2000 should allow the reduction of purchased funds during 2000's third quarter.


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

         None

Item 3 - Defaults Upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Orrstown Financial Services, Inc. was held on April 11, 2000 and shareholders approved the three matters upon which they were asked to vote. The approved matters included:

          a.) The election of three directors to Class C for three year terms expiring in 2003.

          b.) The ratification of the adoption by the Board of Directors of the Orrstown Financial Services, Inc. Employee Stock Purchase Plan

          c.) The ratification of the adoption by the Board of Directors of the Orrstown Financial Services, Inc. Employee Stock Option Plan of 2000.


Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8 - K

(a) Exhibits:

               Exhibit Number Referred to Item 601
                       Of Regulation S-K                Description of Exhibit
               -----------------------------------      ----------------------
                             27                         Financial data schedule
                             99                         Report of independent
                                                        accountant's on interim
                                                        financial statements

          (b)  Reports on Form 8 - K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 /s/ Kenneth R. Shoemaker
                                 ----------------------------------------
                                    (Kenneth R. Shoemaker, President)
                                    (Duly Authorized Officer)



        August 10, 2000          /s/ Bradley S. Everly
Date  ------------------         ----------------------------------------
                                     (Bradley S. Everly, Senior Vice President)
                                     (Chief Financial Officer)



                                 /s/ Robert B. Russell
                                 ----------------------------------------
                                     (Robert B. Russell, Controller)
                                     (Chief Accounting Officer)