Form 10-Q
period 2000-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2000-11-14
CIK 826154

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended    September 30, 2000    Commission file number: 33-18888

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

                          YES  X                   NO


            Class                                Outstanding at November 1, 2000
(Common Stock, no par value)                                2,240,744

                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION
Item 1.  Financial statements (unaudited)
         Condensed consolidated balance sheets - September 30, 2000
               and December 31, 1999                                           3
         Condensed consolidated statements of income - Three months
               ended September 30, 2000 and 1999                               4
         Condensed consolidated statements of income - Nine  months
               ended September 30, 2000 and 1999                               5
         Condensed consolidated statements of comprehensive income -
               Three months & Nine months ended September 30, 2000 and 1999 6 Condensed consolidated statements of cash flows - Nine months
               ended September 30, 2000 and 1999                               7
         Notes to condensed consolidated financial statements                8-9
Item 2.  Management's discussion and analysis of financial condition
               and results of operations                                   10-13

PART II - OTHER INFORMATION

         Other Information                                                    15
         Signatures                                                           16
         Exhibits                                                             17

                         PART I - FINANCIAL INFORMATION

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                             September 30,          December 31,
                                                  2000                   1999*
                                              (Unaudited)
ASSETS                                                   (000 Omitted)
Cash and due from banks                           7,709                  8,585
Interest - bearing deposits with banks              250                    115
Federal funds sold                               10,861                      0
Securities available for sale                    65,260                 60,455
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                 2,134                  1,509
Loans                                           197,616                180,691
Allowance for loan losses                        (2,560)               (2,455)
                                               --------                -------
        Net Loans                               195,056                178,236
Bank premises and equipment, net                  9,295                  6,809
Accrued Interest receivable                       1,748                  1,599
Cash value-life insurance                         5,561                  5,384
Other assets                                      2,403                  2,361
                                               --------                -------
           Total assets                         300,277               $265,053
                                               ========               ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
      Deposits:
            Noninterest  bearing               $ 27,274               $ 25,264
            Interest  bearing                   203,332                179,125
                                               --------                -------
           Total deposits                       230,606                204,389
Federal funds purchased and other short
 term borrowed funds                             21,290                 15,406
Long term borrowed funds                         20,816                 20,822
Accrued interest payable                            498                    422
Other liabilities                                 2,137                  2,146
                                               --------                -------
     Total liabilities                          275,347                243,185
                                               --------                -------
STOCKHOLDERS' EQUITY
 Common stock, no par value - $ .1041 stated value
   per share at September 30, 2000 and December 31,
   1999, 10,000,000 shares authorized with
   2,233,690 shares issued at September 30, 2000
   and 2,218,291 issued at December 31, 1999        233                    231
Additional paid - in capital                     19,091                 18,498
Retained earnings                                 5,832                  3,717
Accumulated other comprehensive income/(loss),
 net of tax $(116) and $(298) at September 30,
 2000 and December 31, 1999, respectively          (226)                  (578)
                                               --------               --------
         Total stockholders' equity              24,930                 21,868
                                               --------               --------
         Total liabilities and stockholders'
                equity                         $300,277               $265,053
                                               ========               ========
*  Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended September 30, 2000 and 1999
                                   (UNAUDITED)

                                                        2000                1999
                                                    (Unaudited)          (Unaudited)
                                                           (000 Omitted)
Interest Income
  Interest and fees on loans                        $    4,352           $    3,735
  Interest on federal funds sold                           131                   85
  Interest and dividends on investment securities        1,091                  845
  Interest income on deposits with banks                     3                    7
                                                    ----------           ----------
         Total interest income                           5,577                4,672

Interest Expense
    Interest on deposits                                 2,025                1,635
    Interest on borrowed money                             690                  398
                                                    ----------           ----------
        Total interest expense                           2,715                2,033
                                                    ----------           ----------

       Net interest income                               2,862                2,639

Provision for loan losses                                   75                   90
                                                    ----------           ----------
Net interest income after provision for loan
  losses                                                 2,787                2,549
                                                    ----------           ----------
Other Income
     Service charges on deposits                           291                  288
     Other service charges                                 146                  130
     Trust department income                               263                  212
     Brokerage Income                                       86                   90
     Other income                                           80                   81
     Net gains on available for sale securities             36                  271
                                                    ----------           ----------
         Total Other income                                902                1,072

Other Expenses
     Salaries and employee benefits                      1,220                1,164
     Net occupancy and equipment expenses                  423                  297
     Other operating expenses                              677                  841
                                                    ----------           ----------
         Total other expense                             2,320                2,302

             Income before income tax                    1,369                1,319

Income tax expenses                                        342                  345
                                                   -----------           ----------
             Net income                                 $1,027                 $974

Weighted average number of shares outstanding        2,232,240            2,216,158

Net income per share                                $     0.46           $     0.44

Cash dividends declared per share                   $     0.14           $     0.13

The accompanying notes are an integral part of these condensed financial statements.
All shares outstanding and per share amounts have been adjusted to give retroactive recognition to a 7 1/2% stock dividend effective November 19, 1999.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 Nine Months Ended September 30, 2000 and 1999
                                   (UNAUDITED)
                                                     2000                1999
                                                 (Unaudited)         (Unaudited)
                                                          (000 Omitted)
Interest Income
  Interest and fees on loans                      $   12,433         $   10,750
  Interest on federal funds sold                         192                244
  Interest and dividends on investment securities      3,249              2,408
  Interest income on deposits with banks                  14                 12
                                                  ----------         ----------
         Total interest income                        15,888             13,414
Interest Expense
    Interest on deposits                               5,538              4,806
    Interest on borrowed money                         1,941              1,090
                                                  ----------         ----------
        Total interest expense                         7,479              5,896
                                                  ----------         ----------
       Net interest income                             8,409              7,518

 Provision for loan losses                               225                270
                                                  ----------         ----------
Net interest income after provision for loan
  losses                                               8,184              7,248
                                                  ----------         ----------
Other Income
     Service charges on deposits                         848                793
     Other service charges                               410                412
     Trust department income                             793                627
     Brokerage Income                                    271                292
     Other income                                        246                252
     Net gains on available for sale securities           33                256
                                                  ----------         ----------
         Total Other income                            2,601              2,632

Other Expenses
     Salaries and employee benefits                    3,537              3,217
     Net occupancy and equipment expenses              1,133                741
     Other operating expenses                          1,983              2,093
                                                  ----------         ----------
         Total other expense                           6,653              6,051

             Income before income tax                  4,132              3,829

Income tax expenses                                    1,082               1017
                                                  ----------         ----------
             Net income                               $3,050             $2,812

Weighted average number of shares outstanding      2,226,209          2,213,860

Net income per share                              $     1.37         $     1.27

Cash dividends declared per share                 $     0.42         $     0.37

The accompanying notes are an integral part of these condensed financial statements.
All shares outstanding and per share amounts have been adjusted to give retroactive recognition to a 7 1/2% stock dividend effective November 19, 1999.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 Three Months Ended September 30, 2000 and 1999
                                   (UNAUDITED)

                                                          2000            1999
                                                             (000 Omitted)

Net Income                                               $1,027           $ 974

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                                   463            (660)

Comprehensive Income                                     $1,490           $ 314
                                                         ======           =====

The accompanying notes are integral part of these condensed financial statements.

*******************************************************************************

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Nine Months Ended September 30,2000 and 1999
                                   (UNAUDITED)

                                                          2000            1999
                                                            (000 Omitted)

Net Income                                               $3,050          $2,812

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment securities
       available for sale                                   352          (1,536)

Comprehensive Income                                     $3,402          $1,276
                                                         ======          ======

The accompanying notes are integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                                   (UNAUDITED)

                                                                2000          1999
                                                            (Unaudited)    (Unaudited)
                                                                   (000 Omitted)
Cash flows from operating activities:
   Net income                                                  $ 3,050      $ 2,812
    Adjustments to reconcile net income to net
            cash provided by operating activities:
         Depreciation and amortization                             516          332
         Provision for loan losses                                 225          270
         Other, net                                                986       (1,826)
                                                               -------       -------
Net cash provided by operating activities                        4,777        1,588

Cash flows from investing activities:
     Net increase in interest bearing
          deposits with banks                                     (135)        (135)
    Purchase of available for sale securities                   15,520)      19,601)
    Purchase of Federal Home Loan Bank Stock                      (625)           0
    Sales and maturities of available for sale securities        9,740        5,562
    Net (increase) in loans                                     17,046)      18,248)
    Purchases of bank premises and equipment                    (2,961)      (1,590)
                                                               -------      -------
Net cash (used) by investing activities                         26,547)      34,012)
                                                               -------      -------

Cash flows from financing activities:
     Net increase in deposits                                   26,217       26,913
     Cash dividends paid                                          (935)        (823)
     Dividend reinvestment plan purchases                          595          219
     Net increase in short term purchased funds                  5,884        9,851
     Payments on long term debt                                     (6)          (6)
                                                               -------      -------
Net cash provided by financing activities                       31,755       36,154
                                                               -------      -------

Net increase (decrease) in cash and cash equivalents             9,985        3,730

Cash and cash equivalents at beginning of period                 8,585       15,100
                                                               -------      -------
Cash and cash equivalents at end of period                     $18,570      $18,830
                                                               =======      =======

Supplemental disclosure of cash flows information:
     Cash paid during the period for:
               Interest                                        $ 7,403      $ 7,636
               Income Taxes                                      1,166        1,005

Supplemental schedule of noncash investing and financing activities:
        Unrealized gain (loss) on investments available for
           sale (net of deferred taxes of $181 and $(791) at
           September 30, 2000 and 1999, respectively)              352       (1,536)

The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)

Review of Interim Financial Statements

         The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2000 and 1999 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.

NOTE 1.  Basis of Presentation

         The financial information presented at and for the three months ended and nine months ended September 30, 2000 and 1999 is unaudited. Information presented at December 31, 1999 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


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

         Management has classified all investments securities as "available for sale". At September 30, 2000 amortized cost exceeded fair value by $342,000. This resulted in a decrease in stockholders' equity of $226,000 after recognizing the tax effects of the unrealized losses. At December 31, 1999, amortized cost exceeded fair market value by $ 875,000 resulting in a decrease in stockholders' equity of $578,000 after recognizing the tax effects of the unrealized issues.

                        ORRSTOWN FINANCIAL SERVICES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

         Summary
         Orrstown Financial Services, Inc. recorded net income of $ 1,027,000 for the third quarter of 2000 compared to $ 974,000 for the same period in 1999, representing an increase of $53,000 or 5.4%. Net income per share was $ .46 during 2000's third quarter up $ .02 from the $ .44 earned during 1999's third quarter.

         Net income for the first nine months of 2000 was $3,050,000 compared to $2,812,000 for the same period in 1999, representing an increase of $238,000 or 8.5%. However, nine month 2000 earnings exceeded nine month 1999 earnings by 14.6% when excluding the after tax effects of securities gains. Net income per share for the first nine months of 2000 was 1.37 up $0.10 from the $1.27 per share realized during the nine months ended September 30, 1999.

         The following statistics compare 2000's year to date performance to that of 1999:

                                                     Third Quarter              Nine Months Year to Date
                                                    2000        1999            2000                1999

         Return on average assets                    1.40%      1.52%           1.45%               1.53%
         Return on average equity                   16.85%     17.38%          17.45%              17.10%
         Average equity / Average assets             8.32%      8.73%           8.32%               8.95%

         A more detailed discussion of the elements having the greatest impact on net income follows.

         Net Interest Income

         Third Quarter 2000 vs. Third Quarter 1999

         Net interest income for the third quarter of 2000 was $ 2,787,000 representing a growth of $ 238,000, or 9.3% , over the $ 2,549,000 realized during 1999's third quarter. The growth in net interest income is driven by volume factors since spreads have been tightened.

         Nine Months 2000 vs. Nine Months 1999

         Net interest income for the first nine months of 2000 was $8,184,000 representing an increase of $936,000 or 12.9%, over the $ 7,248,000 generated during the first nine months of 1999. Volume factors have generated the gains since rate factors have tightened.

         The table that follows states rates on a fully taxable equivalent basis, ( F.T.E. ) and demonstrates the aforementioned effects:

                           Third Quarter                                               Nine Months Year To Date
                                 2000                             1999               2000                     1999
(in thousands)         Avg. Balances    Rates       Avg. Balances     Rates  Avg. Balances  Rates   Avg. Balances    Rates
Interest earning
 Assets                  $267,557       8.54%          $235,129       8.18%     $258,499     8.45%     $227,470       8.15%
Interest bearing
 Liabilities              236,040       4.56%           202,480       3.98%      227,412     4.39%      195,524       4.03%
                         --------       -----          --------       -----     --------     -----     --------       -----
Free Funds               $ 31,517                      $ 32,649                 $ 31,087               $ 31,946
                         ========                      ========                 ========               ========
 Net interest income     $  2,862                      $  2,639                 $  8,409               $  7,518
                        =========                      ========                 ========               ========
 Net interest spread (F.T.E.)           3.98%                         4.20%                  4.06%                    4.12%
                                        =====                         =====                  =====                    =====
Free funds ratio            11.78%                        13.89%                   12.03%                 14.04%
                        =========                      ========                 ========               ========
Net interest margin ( F.T.E )           4.53%                         4.75%                  4.60%                    4.69%
                                        =====                         =====                  =====                    =====

                                     Page 10

Other Income and Other Expenses

Third Quarter 2000 vs. Third Quarter 1999

Other income decreased $170,000, or 15.9%, from $1,072,000 during the third quarter of 1999 to $902,000 during the third quarter of 2000. Securities gains declined by $235,000, from $271,000 during third quarter 1999 to $36,000. Other sources of noninterest income rose $65,000, or 8.1%, versus third quarter 1999. Trust department income was the most significant contributor with an increase of $51,000, or 24.1% over third quarter 1999 results.

Other expenses rose $18,000, or 0.8%, from $2,302,000 for third quarter 1999 to $2,320,000 for 2000's third quarter. Increases would have been greater but third quarter 1999 other operating expenses were burdened with $301,000 of nonrecurring expenses related to the conversion of commercial bank core data processing systems from a third party processing solution to an in-house system. Occupancy and equipment expenses have risen $126,000, or 42.4%, from $297,000 during third quarter, 1999 to $423,000 in the most recent quarter. The opening of the ninth full service branch in Silver Spring, near Mechanicsburg, Pennsylvania, and an expanded operation center in Shippensburg, Pennsylvania contributed to cost increases during the quarter. The improved operations center and system changes effected during 1999 should improve operating efficiency in future quarters.

Nine Months 2000 vs. Nine Months 1999

Other income decreased $31,000, or 1.2%, to $2,601,000 from $2,632,000 a year ago. Securities gains declined $223,000, or 87.1%, from the year earlier period but remaining noninterest income items increased $192,000, or 8.1%, versus the first nine months of 1999. Trust department income growth of $166,000, or 26.5%, from $627,000 in 1999 to $793,000 in 2000, accounted for the largest portion of these gains. Other expenses rose $602,000, or 9.9%, from $6,051,000 in 1999 to $6,653,000 during 2000. Occupancy and equipment expense constituted the largest part of that increase rising $392,000, or 52.9%, from a year earlier. The increases were due largely to the aforementioned branch and operations center expansion.

Income Tax Expense

Income tax expense decreased $3,000, or 0.9%, during 2000's third quarter versus third quarter 1999. Income tax expense rose $65,000, or 6.4% for the first nine months of 2000 versus the same period a year ago. The growth in income tax expense is the byproduct of similar increases in pretax income since effective federal income tax rates has remained relatively stable, as shown below:

                                Third Quarter          Nine Months Year to Date
                             2000          1999         2000              1999
Effective income tax rate    25.0%         26.2%        26.2%             26.6%

The marginal federal income tax bracket is 34 % for all periods presented.

 PROVISION AND ALLOWANCE FOR LOAN LOSSES

                  The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands) :


                                  Quarter Ended              Nine  Months Ended
                                   September 30                 September 30
                               2000            1999            2000       1999

      Balance, beginning of
       Period                 $2,554          $2,049          $2,455      $1,971
      Recoveries                   0               2               4           4
      Provision for loan loss
       charged to income          75              90             225         270
                              ------          ------          ------      ------
                 Total         2,629           2,141           2,684       2,245
      Losses                      69               4             124         108
                              ------          ------          ------      ------
      Balance, end of
       Period                 $2,560          $2,137          $2,560      $2,137
                              ======          ======          ======      ======

         In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses exceeds 60% at September 30, 2000.

         Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30 (in thousands) :


                                 90 Days or More
                                     Past Due             Nonaccrual Status
                              2000            1999         2000         1999

Real estate mortgages         $168            $164         $ 0          $  0
Installment loans               15              67          16            24
Commercial loans               781             184           0           596
Credit card                      5               5           0             0
                              ----            ----         ---          ----
            Total             $969            $420         $16          $620
                              ====            ====         ===          ====

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

CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at September 30, 2000 is as follows:

                                      Orrstown Financial    Regulatory Minimum
                                           Services           Requirements

Leverage ratio                                8.46%                 4%


Risk based capital ratios:
   Tier I  (core capital)                    12.45%                 4%
   Combined tier I and tier II
    (core capital plus allowance
    for loan losses)                         13.70%                 8%

The growth experienced during 2000 has been supported by capital growth in the form of retained earnings and the popularity of the dividend reinvestment plan which has added $595,000 to equity. Equity represented 8.307% of assets at September 30, 2000 which is down slightly from 8.25% at December 31, 1999.

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

             No matters were submitted to a vote of security holders during third quarter, 2000.

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

                                       /s/ Kenneth R. Shoemaker
                                       ----------------------------------------
                                      (Kenneth R. Shoemaker, President)
                                       (Duly Authorized Officer)

                                      /s/ Bradley S. Everly
Date November 10, 2000                ----------------------------------------
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