Form 10-K
period 2000-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2001-03-26
CIK 826154

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number:  33-18888

                        ORRSTOWN FINANCIAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                                             23-2530374
---------------------------------------------               ------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer Identification No.)
or organization)

  77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania      17257
  --------------------------------------------------------------     --------
           (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:             (717) 532-6114
                                                                 -------------

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
Common Stock, No Par Value   The Common Stock is not registered on any exchange.
--------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

As of December 31, 2000, 2,240,744 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 89,629,760.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 2000 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2001 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

                        ORRSTOWN FINANCIAL SERVICES, INC.

                                    FORM 10-K

                                      INDEX

                                                                                                               Page
Part I
       Item 1.    Business                                                                                        2
       Item 2.    Properties                                                                                      7
       Item 3.    Legal Proceedings                                                                               8
       Item 4.    Submission of Matters to a Vote of Security Holders                                             8

Part II

       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                          10
       Item 6.    Selected Financial Data                                                                        10
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                                10
       Item 8.    Financial Statements and Supplementary Data                                                    10
       Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                                         19

Part III

       Item 10.   Directors and Executive Officers of the Registrant                                             19
       Item 11.   Executive Compensation                                                                         19
       Item 12.   Security Ownership of Certain Beneficial Owners and Management                                 19
       Item 13.   Certain Relationships and Related Transactions                                                 19

Part IV

       Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               19

       Signatures                                                                                                21

                                     Part I

Item 1. Business.
History and Business
                  Orrstown Financial Services, Inc. (OFS) is a financial holding company registered under the Gramm-Leach-Bliley Act ("the GLB Act"). Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank ("Orrstown"), Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable. On March 8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown, issuing 131,455 shares of Orrstown Financial Services, Inc.'s common stock to the former Orrstown shareholders.
                  Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its two subsidiaries, Orrstown Bank and Pennbanks Insurance Company Cell P1. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its nine branches are located in Shippensburg (2), Carlisle (2), Spring Run, Orrstown, Chambersburg (2), and Mechanicsburg, Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary's officers. Pennbanks Insurance Company Cell P1 is a reinsurer of credit, life, and disability insurance which services customers of Orrstown Bank. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown Bank.
                  Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of Orrstown, its subsidiary. On December 31, 2000, Orrstown had 92 full-time and 38 part-time employees.

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

                  Loans secured by equipment and/or other nonreal estate collateral normally do not exceed 70% of appraised value or cost, whichever is lower. Loans secured by real estate generally do not exceed 80% of the appraised value of the property. Loan to collateral values are monitored as part of the loan review, and appraisals are updated as deemed appropriate in the circumstances.
                  Administration and supervision over the lending process is provided by the Bank's Credit Administration Department via loan reviews. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Credit Administration Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals.
                  The Credit Administration Department continues to monitor and evaluate loan customers utilizing risk-rating criteria established in the lending policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans.
                  Reports of the results of the loan reviews are submitted quarterly to the Directors' Credit Administration Committee for approval and provide the basis for evaluating the adequacy of the allowance for loan losses.
                  Through its trust department, Orrstown renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor and other fiduciary activities authorized by law.
                  As of December 31, 2000, Orrstown had total assets of approximately $312 million, total shareholders' equity of approximately $27 million and total deposits of approximately $242 million.

Regulation and Supervision
                  Orrstown Financial Services (OFS) is a financial holding company, and is registered as such with the Board of Governors of the Federal Reserve System (FRB). OFS is subject to examination by the FRB and is restricted in its acquisitions, certain of which are prohibited and certain of which are subject to approval by the FRB.
                  A financial holding company generally may not acquire ownership or control of any company, including a bank, without prior approval of the Federal Reserve Board. In addition, federal law imposes certain restrictions on transactions between OFS and its subsidiary, Orrstown Bank. As an affiliate of Orrstown Bank OFS is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by Orrstown Bank to its affiliates.
                  The operations of Orrstown are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Pennsylvania Department of Banking, the Federal Reserve Board and the Federal Deposit Insurance Corporation.

                  The primary supervisory authority of Orrstown is the Pennsylvania Department of Banking, who regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are designed primarily for the protection of the Bank depositors.
                  Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, and the establishment of branches, and management practices and other aspects of banking operations. See Note 15 of the Notes to Financial Statements for a discussion of the limitations on the availability of Orrstown Financial Services' subsidiary's undistributed earnings for the payment of dividends due to such regulation and other reasons.
                  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a financial institution insured by the Federal Deposit Insurance Corporation (FDIC) sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent. OFS currently has only one subsidiary and as a result has not been significantly affected by the aforementioned provisions of FIRREA.
                  Regulatory authorities have issued guidelines that establish risk-based capital and leverage standards. These capital requirements of bank regulators, are discussed on page 19 of the annual report to shareholders under "Capital Adequacy and Regulatory Matters". Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to develop a "capital plan" to increase its capital to levels established by the agency.
                  In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA contains provisions limiting activities and business methods of depository institutions. FDICIA requires the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure and other off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.

                  FDICIA establishes five capital tiers, ranging from "well capitalized", to "critically undercapitalized". A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.
                  Based on their respective regulatory capital ratios at December 31, 2000, the corporation is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Adequacy and Regulatory Matters" in management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.
                  A federal depositor preference statute was enacted in 1993 providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.
                  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers. As a result of the legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with regard to insurance and securities activities. Moreover, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we serve. This could adversely impact our profitability.
                  In order to remain competitive Orrstown Financial Services elected to be, and was approved as a financial holding company during March, 2000. A bank holding company, which does not qualify or does not elect to become a financial holding company under the Gramm-Leach-Bliley Act, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in nonbanking activities, except for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are set forth in Federal Reserve Board Regulation Y.

                  Bank holding companies that do qualify as a financial holding company such as Orrstown Financial Services may engage in activities that are of a financial nature or incidental thereto. This will include activities such as securities and insurance underwriting which are not permitted nonbanking activities under Regulation Y. A bank holding company may qualify to become a financial holding company if each of its depository institution subsidiaries is "well capitalized", "well managed", has at least a "satisfactory" CRA rating in its most recent examination and the bank holding company has filed a certification with the Federal Reserve Bank that it elects to become a financial holding company.
                  The earnings of Orrstown Bank, and therefore the earnings of Orrstown Financial Services, are affected by general economic conditions, management policies, and the legislative and governmental actions of various regulatory authorities including the FRB, the FDIC and the Pennsylvania Department of Banking.
                  In addition to banking and securities laws, regulations and regulatory agencies, the Corporation also is subject to various other laws, regulations and regulatory agencies. Furthermore, various proposals, bills and regulations have been and are being considered in the United States Congress, and various other governmental regulatory and legislative bodies, which could result in changes in the profitability and governance of the Corporation. It cannot be predicted whether new legislation or regulations will be adopted and, if so, how they would affect the Corporation.
                  References under the caption "Supervision and Regulation" to applicable statutes, regulations and orders are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

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

Item 2. Properties.
                  Orrstown Bank owns buildings in Orrstown, Pennsylvania, Shippensburg, Pennsylvania (2), Carlisle, Pennsylvania, Spring Run, Pennsylvania, Chambersburg, and Mechanicsburg, Pennsylvania. Offices of the bank are located in each of these buildings.

In 2000, the corporation expanded its main offices located on King Street in Shippensburg, PA. The bank also owns a property adjacent to the Orrstown office which it intends to hold for future expansion purposes.

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

                                                                                               Age
                                                             Held          Bank Employee       as of
         Name/Office Held                                    Since            Since           3/15/01
Joel R. Zullinger, Chairman
  of the Board                                               1991              (1)               52

Jeffrey W. Coy, Vice Chairman of
 The board                                                   1988              (1)               49

Kenneth R. Shoemaker, President & CEO                        1987              1986              53

Bradley S. Everly, Executive Vice President
 Chief Financial Officer                                     1997              1997              49

Stephen C. Oldt, Executive
  Vice President, Chief Operating
  Officer                                                    1987              1987              58

Philip E. Fague, Senior Vice President,
 Senior Trust Officer                                        1990              1988              41

Denver L. Tuckey, Secretary                                  1999              (1)               66

Benjamin Stoops, Vice President, Senior
 Operations Officer                                          1998              1998              49

Jeffrey W. Embly, Vice President
 Senior Loan Officer                                         1999              1997              30

                  (1)  These officers are not employees of the Bank.
                  Senior Operating Officers of the Bank
                                                                                               Age
                                                             Held          Bank Employee       as of
         Name/Office Held                                    Since            Since           3/15/01

Kenneth R. Shoemaker, President &
  Chief Executive Officer                                    1987              1986           53

Stephen C. Oldt, Executive Vice
  President & Chief Operating Officer                        1987              1987           58

Philip E. Fague, Executive President/                        1990/
  Sales and Service Manager                                  1993              1988           41

Bradley S. Everly, Senior Vice                               1997/
  President/Chief Financial Officer                          1997              1997           49

Benjamin Stoops, Vice President,
  Senior Operations Officer                                  1998              1998           49

Jeffrey W. Embly, Vice President,
 Senior Loan Officer                                         1999              1997           30

                                     Part II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters.
                  Orrstown Financial Services, Inc.'s common stock is not traded on a national securities exchange, but is traded through the local and over the counter local markets under the symbol ORRF. At December 31, 2000, the approximate number of shareholders of record was approximately 2,025. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

                                   Market               Cash                        Market              Cash
                                   Price               Dividend                      Price            Dividend
Dividend (1)                                  2000                                              1999
                             High         Low                                 High          Low
First Quarter              $ 40.00      $ 38.00        $ 0.14               $ 32.56      $ 25.58      $ 0.12
Second Quarter               39.00        37.25          0.14                 37.21        25.12        0.12
Third Quarter                38.50        37.50          0.14                 37.21        32.56        0.13
Fourth Quarter               44.00        37.63          0.15                 40.00        32.56        0.14

                  (1) Note: All per share data has been restated after giving retroactive recognition to a 7-1/2% stock dividend paid November 19, 1999.
                  See Note 15 to the financial statements for restrictions on the payment of dividends.

Item 6.  Selected Financial Data.
                  The selected five-year financial data on page 22 of the annual shareholders' report for the year ended December 31, 2000 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                  Management's discussion and analysis of financial condition and results of operations, on pages 15 through 20 of the annual shareholders' report are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.
                  The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 22 of the annual shareholders report for the year ended December 31, 2000 and are incorporated herein by reference. Certain statistical information required in addition to those included in the annual shareholders report are submitted herewith as follows.

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

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

              CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

                                                        2000 Versus 1999                       1999 Versus 1998
                                                       Increase (Decrease)                    Increase (Decrease)
                                                        Due to Change in                       Due to Change in

                                                                          Total                                   Total
                                             Average        Average      Increase      Average      Average      Increase
                                             Volume          Rate       (Decrease)     Volume        Rate       (Decrease)
     (000 omitted)
Interest Income
     Loans (net of unearned discounts)        $ 1,974        $ 456       $ 2,430       $ 2,280     ($   469)     $ 1,811
     Taxable investment securities                645          433         1,078           456            7          463
     Nontaxable investment securities        (    115)      (    1)      (   116)      (     3)    (      3)     (     6)
     Other short-term investments            (     63)          74            11             7     (     27)     (    20)
                                             --------       ------       -------       -------     --------      -------
        Total interest income                   2,441          962         3,403         2,740     (    492)       2,248
                                             --------       ------       -------       -------     --------      -------

Interest Expense
     Interest bearing demand                      160          138           298           486     (    113)         373
     Savings deposits                        (     57)      (   57)      (   114)      (    15)    (     82)     (    97)
     Time deposits                                780          383         1,163            75     (    312)     (   237)
     Short-term borrowings                        552          273           825           263     (     29)         234
     Long-term borrowings                          54           18            72           501     (     48)         453
                                             --------       ------       -------       -------     --------      -------
        Total interest expense                  1,489          755         2,244         1,310     (    584)         726
                                             --------       ------       -------       -------     --------      -------

          Net interest income                                            $ 1,159                                 $ 1,522
                                                                         =======                                 =======

                  Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

         The following table shows the maturities of investment securities at book value as of December 31, 2000, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                              After 1 year    After 5 years
                                  Within       but within      but within       After
                                  1 year        5 years         10 years      10 years            Total
(000 omitted)
Bonds:

     U.S. Treasury
         Book value               $    0       $  1,038        $      0       $      0          $  1,038
         Yield                         0%          6.06%              0%             0%             6.06%

     U.S. Government
      agencies
         Book value                    0         10,500          18,000          5,964            34,464
         Yield                         0%          6.56%          7.60%           7.57%             7.28%

     State and municipal
         Book value                  200            519             500         14,379            15,598
         Yield                     10.08%         10.02%           10.0%          8.61%             8.73%

     Corporate
         Book value                    0          1,972               0          1,440             3,412
         Yield                         0%          7.83%              0%          8.02%             7.91%

     Trust preferred
         Book value                    0              0               0          1,000             1,000
         Yield                         0%             0%              0%          9.25%             9.25%

     Total book
      value                       $  200       $ 14,029        $ 18,500       $ 22,783          $ 55,512
                                  ======       ========        ========       ========          ========

     Yield                         10.08%          6.83%           7.66%          8.33%             7.73%
                                  ======       ========        ========       ========          ========
Mortgage-backed
 securities:

     Total book value                                                                           $ 12,709
                                                                                                ========
         Yield                                                                                      6.63%
                                                                                                ========
Equity Securities:

     Total book value                                                                           $    998
                                                                                                ========
         Yield                                                                                      3.56%
                                                                                                ========
     Total Investment Securities                                                                $ 69,219
                                                                                                ========
         Yield                                                                                      7.47%
                                                                                                ========

                                      -12-

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                                 LOAN PORTFOLIO

         The following table presents the loan portfolio at the end of each of the last five years:

                                           2000           1999            1998          1997          1996
    (000 omitted)
Commercial, financial
 and agricultural                       $  23,938      $  21,503       $  18,732      $  10,275     $   8,401
Real estate -  Construction                17,425         15,580          11,182          5,961         4,304
Real estate - Mortgage                    157,722        134,046         116,030         97,074        82,687
Installment and other
 personal loans (net of
 unearned discount)                        10,096          9,562          12,688         15,021        13,534
                                        ---------      ---------       ---------      ---------     ---------
   Total loans                          $ 209,181      $ 180,691       $ 158,632      $ 128,331     $ 108,926
                                        =========      =========       =========      =========     =========

         Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments and credit cards) at December 31, 2000:

                                                 Under One           One to         Over Five
                                                    Year           Five Years         Years        Total
        (000 omitted)
Commercial, financial and agricultural             $ 3,800          $ 4,559         $ 15,579     $ 23,938
Real estate - Construction                           2,408            2,883           12,134       17,425
                                                   -------          -------         --------     --------
     Total                                         $ 6,208          $ 7,442         $ 27,713     $ 41,363
                                                   =======          =======         ========     ========

         The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2000:

                                              Fixed Rate            Variable
                                                Loans              Rate Loans
        (000 omitted)
Due within one year                           $  1,198              $   8,342
Due after one but within five years             19,530                  4,740
Due after five years                            77,263                 98,108
                                              --------              ---------
     Total                                    $ 97,991              $ 111,190
                                              ========              =========

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                         SUMMARY OF LOAN LOSS EXPERIENCE

Years Ended December 31

                                                 2000           1999           1998            1997         1996
  (000 omitted)
Average total loans outstanding (net of
 unearned income)                              $ 192,902      $ 169,458      $ 144,013      $ 117,403     $ 105,779
                                               =========      =========      =========      =========     =========
Allowance for loan losses, beginning
 of period                                     $   2,455      $   1,971      $   1,767      $   1,620     $   1,433

Additions to provision for loan losses
 charged to operations                               360            547            270            215           240

Loans charged off during the year
   Commercial                                         99             97             15              1            20
   Personal credit lines                              11              7             23             32            17
   Installment                                        19             24             46             50            31
                                               ---------      ---------      ---------      ---------     ---------
Total charge-off's                                   129            128             84             83            68
                                               ---------      ---------      ---------      ---------     ---------
Recoveries of loans previously charged off:
   Commercial                                          1             59              3              2             3
   Installment                                         2              1             10             12            12
   Personal credit lines                               2              5              5               1            0
                                               ---------      ---------      ---------      ---------     ---------
Total recoveries                                       5             65             18             15            15
                                               ---------      ---------      ---------      ---------     ---------
Net loans charged off (recovered)                    124             63             66             68            53
                                               ---------      ---------      ---------      ---------     ---------
Allowance for loan losses, end of
 period                                        $   2,691      $   2,455      $   1,971      $   1,767     $   1,620
                                               =========      =========      =========      =========     =========
Ratio of net loans charged off to
 average loans outstanding                           .06%           .04%           .06%           .06%          .05%
                                               =========      =========      =========      =========     =========

                  The provision is based on an evaluation of the adequacy of the allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers and evaluation of current and projected economic conditions.

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                                      LOANS

         The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days or more at December 31.

                                 2000           1999            1998             1997          1996
(000 omitted)
Nonaccrual loans               $    12        $    64         $   486          $   473       $    14
                               =======        =======         =======          =======       =======
Accrual loans:
     Restructured              $     0        $     0         $     0          $     0       $     0
     30 through 89
      days past due                865          3,420             823            2,398         1,976
     90 days or
      more past due                814             97             284              657           203
                               -------        -------         -------          -------       -------
Total accrual
 loans                         $ 1,679        $ 3,517         $ 1,107          $ 3,055       $ 2,179
                               =======        =======         =======          =======       =======

         See Note 7 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and discussion concerning impaired loans at December 31, 2000.

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

         The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                                                          Years Ended December 31
                                               2000                                   1999
                                                    Percentage                               Percentage
                                    Allowance       of Loans to           Allowance         of Loans to
                                     Amount         Total Loans            Amount           Total Loans
     (000 omitted)
Commercial, financial
  and agricultural                   $    43            11.74%             $    45             11.90%
Commercial, real estate secured          786            21.29                  609             18.03
Real estate - Construction                 0             8.30                    0              8.62
Real estate - Mortgage                    56            53.86                   93             56.16
Installment                               34             4.81                   27              5.29
Unallocated                            1,772             0.00                1,681              0.00
                                     -------           ------              -------            ------
   Total                             $ 2,691           100.00%             $ 2,455            100.00%
                                     =======           ======              =======            ======


                                                          Years Ended December 31
                                               1998                                   1997
                                                    Percentage                               Percentage
                                    Allowance       of Loans to           Allowance         of Loans to
                                     Amount         Total Loans            Amount           Total Loans
    (000 omitted)
Commercial, financial
  and agricultural                   $   255             9.93%             $    31              8.00%
Commercial - Real estate secured         416            19.43                  354             35.00
Real estate - Construction                 0             7.05                    0              4.64
Real estate - Mortgage                   111            53.77                  188             40.64
Installment                               34             9.82                   12             11.72
Unallocated                            1,155             0.00                1,182              0.00
                                     -------           ------              -------            ------
   Total                             $ 1,971           100.00%             $ 1,767            100.00%
                                     =======           ======              =======            ======

                                                 Year Ended December 31
                                                         1996
                                                                Percentage
                                                Allowance       of Loans to
                                                  Amount        Total Loans
  (000 omitted)
Commercial, financial
  and agricultural                               $   125             7.71%
Commercial - Real estate secured                       0             0.00
Real estate - Construction                            64             3.95
Real estate - Mortgage                             1,229            75.91
Installment                                          202            12.43
Unallocated                                            0             0.00
                                                 -------           ------
   Total                                         $ 1,620           100.00%
                                                 =======           ======

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                    DEPOSITS

       The average amounts of deposits are summarized below:

                                                                 Years Ended December 31
                                                    2000                  1999                    1998
   (000 omitted)
Demand deposits                                  $  27,650             $  25,365                $  20,433

Interest bearing demand
 deposits                                           76,631                71,176                   55,454

Savings deposits                                    20,628                22,888                   23,394

Time deposits                                       91,214                75,859                   74,488
                                                 ---------             ---------                ---------
   Total deposits                                $ 216,123             $ 195,288                $ 173,769
                                                 =========             =========                =========

         The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2000:

                           Maturity                           (000 omitted)
         Certificates of Deposit

            Three months or less                                $ 14,366

            Over three months through twelve months                8,694

            Over one year through three years                      6,825

            Over three years                                         653
                                                                --------
                                                                $ 30,538
                                                                ========

          RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)

         The following table presents a summary of significant earnings and capital ratios: (dollar amounts in thousands)

                                               2000         1999         1998

         Average assets                     $ 285,903    $ 250,529    $ 212,149

         Net income                         $   4,172    $   3,755    $   3,119

         Average equity                     $  23,954    $  22,067    $  19,523

         Cash dividends paid                $   1,270    $   1,134    $     986

         Return on assets                       1.46%        1.50%        1.47%

         Return on equity                      17.42%       17.02%       15.97%

         Dividend payout ratio                 30.48%       30.20%       31.61%

         Equity to asset ratio                  8.38%        8.81%        9.2%

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                       CONSOLIDATED SUMMARY OF OPERATIONS

                                                                    Years Ended December 31
                                              2000              1999          1998           1997            1996
   (000 omitted)
Interest income                             $ 21,758          $ 18,324      $ 16,109       $ 13,450        $ 12,018
Interest expense                              10,318             8,074         7,348          5,822           5,139
                                            --------          --------      --------       --------        --------
Net interest income                           11,440            10,250         8,761          7,628           6,879
Provision for loan losses                        360               547           270            215             240
                                            --------          --------      --------       --------        --------
     Net interest income after
      provision for loan losses               11,080             9,703         8,491          7,413           6,639
Other income:
     Trust and brokerage services              1,466             1,230           818            490             384
     Service charges - Deposits,
      other service charges,
      collection and exchange charges,
      commission and fees                      1,818             1,623         1,313            942             735
Other operating income (loss)                    458               728           122            119             121
                                            --------          --------      --------       --------        --------
     Total other income                        3,742             3,581         2,253          1,551           1,240
                                            --------          --------      --------       --------        --------
Income before operating expense               14,822            13,284        10,744          8,964           7,879
Operating expenses:
     Salaries and employees
      benefits                                 4,755             4,297         3,491          2,901           2,621
     Occupancy and
      equipment expense                        1,558             1,099           859            764             665
     Other operating expenses                  2,800             2,822         2,095          1,719           1,507
                                            --------          --------      --------       --------        --------
     Total operating expenses                  9,113             8,218         6,445          5,384           4,793
                                            --------          --------      --------       --------        --------
Income before income taxes                     5,709             5,066         4,299          3,580           3,086
Income tax                                     1,537             1,311         1,180            974             838
                                            --------          --------      --------       --------        --------
     Net income applicable to
      common stock                          $  4,172          $  3,755      $  3,119       $  2,606        $  2,248
                                            ========          ========      ========       ========        ========
Per share data:
     Earnings per common
      share                                 $  1.87           $   1.70      $   1.41       $   1.18        $   1.02
     Cash dividend - Common                 $   .57           $    .51      $    .45       $    .41        $    .32
     Weighted average
      number of common
      shares                              2,229,366          2,214,951     2,205,718      2,204,444       2,205,268

Item 9.  Disagreements on Accounting and Financial Disclosures.
                  Not applicable.

                                    PART III

         The information required by Items 10, 11, 12 and 13 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K.
                 (a) (1) -          List of Financial Statements
                 The following consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2000, are incorporated by reference in
                 Item 8:
                           Consolidated balance sheets - December 31, 2000 and 1999 Consolidated statements of income - Years ended December 31, 2000, 1999 and
                             1998
                           Consolidated statements of shareholders' equity -
                             Years ended December 31, 2000, 1999, and 1998
                           Consolidated statements of cash flows - Years ended
                             December 31, 2000, 1999, and 1998
                           Notes to consolidated financial statements - December
                             31, 2000
                    (2)    List of Financial Statement Schedules
                           All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
                    (3)    Listing of Exhibits
                           Exhibit (3) (i) Articles of incorporation
                           Exhibit (3) (ii) Bylaws
                           Exhibit (4) Instruments defining the rights of security holders including indentures Exhibit (10) Material contracts Exhibit (13) Annual report to security holders Exhibit (21) Subsidiaries of the registrant Exhibit (23) Consent of independent auditors Exhibit (27) Financial data schedule All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                (b)        Reports on Form 8-K filed
                           None.
                (c)        Exhibits
                   (3)(i) Articles of incorporation. Incorporated by reference to Exhibit 3(i) of the registrant's Form 10-K for the year ended December 31, 1998.
                      (ii) By-laws.  Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4, Registration No. 33-18888.
                   (4) Instruments defining the rights of security holders
                       including indentures. The rights of the holders of Registrant's common stock are contained in:
                      (i) Articles of Incorporation of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3(i) of the registrant's Form 10-K for the year ended December 31, 1998.
                      (ii) By-laws of Orrstown Financial Services, Inc.,
                           incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-18888).
                (10.1) Change in control agreement between Orrstown Financial
                       Services, Inc. and its chief executive officer. Incorporated by reference to Exhibit 99 of the registrant's Form 10-K for the year ended December 31, 1996.
                (10.2) Salary continuation plan for selected officers -
                       incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
                (10.3) Officer group term replacement plan for selected officers
                       - incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
                (10.4) Director retirement plan - incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999 (10.5) Revenue neutral retirement plan - incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
                (10.6) Non-employee director stock option plan of 2000 -
                       incorporated by reference to the registrant's registration statement on Form S-8 dated April 11, 2000
                (10.7) Employee stock option plan of 2000 - incorporated by reference to the registrant's registration statement on Form S-8 dated March 31, 2000
                  (13) Annual report to security holders - filed herewith
                  (21) Subsidiaries of the registrant - filed herewith
                (23.1) Consent of independent auditors filed herewith
                  (27) Financial data schedule - filed herewith
            (d)    Financial statement schedules
                   None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ORRSTOWN FINANCIAL SERVICES, INC.
                                          (Registrant)

                                By  /s/ Kenneth R. Shoemaker
                                    ------------------------------
                                    Kenneth R. Shoemaker, President
Dated:  March 20, 2001             (Duly authorized officer)

                                By /s/ Bradley S. Everly
                                   -------------------------------
                                   Bradley S. Everly, Chief Financial Officer
                                   (Principal Accounting Officer)

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

             Signature                                 Title                        Date
             ---------                                 -----                        ----
/s/ Kenneth R. Shoemaker                         President, CEO and             March 20, 2001
-------------------------------------            Director
Kenneth R. Shoemaker

/s/ Anthony F. Ceddia                            Director                       March 20, 2001
--------------------------------------
Dr. Anthony F. Ceddia

/s/ Glenn W. Snoke                               Director                       March 20, 2001
-------------------------------------
Glenn W. Snoke

/s/ Gregory A. Rosenberry                        Director                       March 20, 2001
------------------------------------
Gregory A. Rosenberry

/s/ Joel R. Zullinger                            Chairman of the                March 20, 2001
------------------------------------             Board and Director
Joel R. Zullinger

/s/ Jeffrey W. Coy                               Vice Chairman                  March 20, 2001
-------------------------------------            of the Board
Jeffrey W. Coy                                   and Director


/s/ John S. Ward                                 Director                       March 20, 2001
---------------------------------------
John S. Ward

/s/ Denver L. Tuckey                             Secretary and                  March 20, 2001
---------------------------------------          Director
Denver L. Tuckey

/s/ Andrea Pugh                                  Director                       March 20, 2001
---------------------------------------
Andrea Pugh

                                      -21-