Form 10-Q
period 2001-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2001-05-14
CIK 826154

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001 Commission file number: 33-18888
                      --------------                         --------

                    ORRSTOWN FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Commonwealth of Pennsylvania                               23-2530374
-------------------------------                    -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

77 East King Street
P. O. Box 250, Shippensburg, Pennsylvania                     17257
-----------------------------------------          -----------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including
 area code:                                               (717) 532-6114
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   X    No
                 -----     --------------

          Class                                  Outstanding at May 8, 2001
-----------------------------                    ---------------------------
(Common stock, no par value)                              2,252,695















                               Page 1 of 14 pages

                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX



                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)

      Condensed consolidated balance sheets - March 31, 2001
        and December 31, 2000                                                 3
      Condensed consolidated statements of income - three months
        ended March 31, 2001 and 2000                                         4
      Condensed consolidated statements of comprehensive income -
        three months ended March 31, 2001 and 2000                            5
      Condensed consolidated statements of cash flows - three
        months ended March 31, 2001 and 2000                                  6
      Notes to condensed consolidated financial statements              7 and 8

Item 2. Management's discussion and analysis of financial
           condition and results of operations                           9 - 12

PART II - OTHER INFORMATION

      Other information                                                      13

      Signatures                                                             14

      Exhibits












                               Page 2 of 14 pages

                         PART I - FINANCIAL INFORMATION

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                        ORRSTOWN FINANCIAL SERVICES, INC.
                 AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    March 31,               December 31,
                                                                                      2001                      2000 *
         ASSETS                                                                    (Unaudited)
                                                                                                (000 Omitted)
Cash and due from banks                                                             $   8,752                 $  11,021
Interest-bearing deposits with banks                                                      136                       172
Federal funds sold                                                                     15,354                     3,049
Securities available-for-sale                                                          62,320                    69,919
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                                                       2,134                     2,134
Loans                                                                                 216,357                   209,181
Allowance for loan losses                                                              (2,747)                   (2,691)
                                                                                    ---------                 ---------
     Net loans                                                                        213,610                   206,490
Bank premises and equipment, net                                                        9,203                     9,269
Accrued interest receivable                                                             1,885                     2,016
Cash value - life insurance                                                             5,695                     5,636
Other assets                                                                            2,057                     2,197
                                                                                    ---------                 ---------
         Total assets                                                               $ 321,146                 $ 311,903
                                                                                    =========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
         Noninterest-bearing                                                        $  29,806                 $  31,716
         Interest-bearing                                                             208,284                   210,292
                                                                                    ---------                 ---------
              Total deposits                                                          238,090                   242,008
Federal funds purchased and other short term
  borrowed funds                                                                       22,097                    18,426
Long term borrowed funds                                                               29,487                    21,515
Accrued interest payable                                                                  541                       614
Other liabilities                                                                       2,534                     2,666
                                                                                    ---------                 ---------
                  Total liabilities                                                   292,749                   285,229
                                                                                    ---------                 ---------
STOCKHOLDERS' EQUITY
     Common stock, no par value - $ .1041 stated value per share at March 31,
      2001 and December 31, 2000, 10,000,000 shares authorized with 2,246,764 shares issued at March 31, 2001 and 2,240,744 issued
      at December 31, 2000                                                                234                       233
     Additional paid-in capital                                                        19,606                    19,360
     Retained earnings                                                                  7,406                     6,619
     Accumulated other comprehensive income                                             1,151                       462
                                                                                    ---------                 ---------
                  Total stockholders' equity                                           28,397                    26,674
                                                                                    ---------                 ---------
                  Total liabilities and
                   stockholders' equity                                             $ 321,146                 $ 311,903
                                                                                    =========                 =========

*  Condensed from audited financial statements

         The accompanying notes are an integral part of these condensed financial statements.

                               Page 3 of 14 pages

                        ORRSTOWN FINANCIAL SERVICES, INC.
                 AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                           2001                 2000
                                                                                 (000 Omitted)
Interest Income
  Interest & fees on loans                                              $   4,648             $   3,918
  Interest on federal funds sold                                               38                    49
  Interest and dividends on investment
     securities                                                             1,194                 1,013
  Interest income on deposits with banks                                        2                     8
                                                                        ---------             ---------
                  Total interest income                                     5,882                 4,988
                                                                        ---------             ---------
Interest Expense
  Interest on deposits                                                      2,223                 1,718
  Interest on borrowed money                                                  612                   575
                                                                        ---------             ---------
                  Total interest expense                                    2,835                 2,293
                                                                        ---------             ---------
                  Net interest income                                       3,047                 2,695
Provision for loan losses                                                      60                    75
                                                                        ---------             ---------
Net interest income after provision
 for loan losses                                                            2,987                 2,620
                                                                        ---------             ---------

Other Income
  Service charges on deposits                                                 412                   270
  Other service charges                                                       138                   115
  Trust Department income                                                     296                   253
  Brokerage income                                                             68                    79
  Other income                                                                 84                    86
  Net gains (losses)on available for
    sale securities                                                            33                    (2)
                                                                        ---------             ---------
                  Total other income                                        1,031                   801
                                                                        ---------             ---------

Other Expenses
  Salaries and employee benefits                                            1,284                 1,176
  Net occupancy and equipment expenses                                        412                   355
  Other operating expenses                                                    761                   606
                                                                        ---------             ---------

                  Total other expenses                                      2,457                 2,137
                                                                        ---------             ---------

                  Income before income taxes                                1,561                 1,284

Income tax expenses                                                           436                   335
                                                                        ---------             ---------
                  Net income                                            $   1,125             $     949
                                                                        =========             =========

Weighted average number of shares
 outstanding                                                            2,245,118             2,220,092
Net income per share                                                    $     .50             $     .43
Cash dividends declared per share                                       $     .15                   .14

         The accompanying notes are an integral part of these condensed financial statements.

                               Page 4 of 14 pages

                        ORRSTOWN FINANCIAL SERVICES, INC.
                 AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                            2001                  2000
                                                                                                   (000 Omitted)
Net income                                                                                $ 1,125                 $ 949

Other comprehensive income, net of tax
   Unrealized gain (loss) on investment
     securities available for sale                                                            689                  (139)
                                                                                          -------                 -----

Comprehensive income                                                                      $ 1,814                 $ 810
                                                                                          =======                 =====

















         The accompanying notes are an integral part of these condensed financial statements.

                               Page 5 of 14 pages

                        ORRSTOWN FINANCIAL SERVICES, INC.
                 AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                   (UNAUDITED)

                                                                                            2001                2000
                                                                                                  (000 Omitted)
Cash flows from operating activities:
     Net income                                                                          $  1,125               $   949
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                                        209                   158
         Provision for loan losses                                                             60                    75
         Other - Net                                                                         (428)                   40
                                                                                         --------              --------
Net cash provided by operating activities                                                     966                 1,222
                                                                                         --------              --------

Cash flows from investing activities:
  Net (increase) decrease in interest bearing
    deposits with banks                                                                        36                  (139)
  Purchase of available for sale securities                                                (4,107)               (6,267)
  Sales and maturities of available-for-sale
    securities                                                                             12,749                   899
  Net (increase) in loans                                                                  (7,180)               (4,986)
  Purchases of bank premises and equipment                                                   (129)                 (771)
  (Increase) decrease in other assets                                                          67                  (391)
                                                                                         --------              --------
Net cash provided (used) by investing activities                                            1,436            b   (11,655)
                                                                                         --------              --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                                      (3,918)                1,521
  Cash dividends paid                                                                        (337)                 (311)
  Dividend reinvestment plan purchases                                                        246                    90
  Net increase in short term purchased funds                                               11,671                10,137
  Payments on long term debt                                                                  (28)                   (7)
                                                                                         --------              --------
Net cash provided by financing activities                                                   7,634                11,430
                                                                                         --------              --------

Net increase(decrease) in cash and cash
 equivalents                                                                               10,036                   997

Cash and cash equivalents at beginning
 of period                                                                                 14,070                 8,585
                                                                                         --------              --------

Cash and cash equivalents at end of period                                               $ 24,106              $  9,582
                                                                                         ========              ========

Supplemental disclosure of cash flows information:
  Cash paid during the period for:
         Interest                                                                         $ 2,908              $  2,308
         Income taxes                                                                           0                     0
Supplemental schedule of noncash investing and financing activities:
  Unrealized gain (loss) on investments available for sale (net of deferred taxes
    of $ 354 and $ (72) at March 31, 2001 and 2000, respectively)                             689                  (139)


         The accompanying notes are an integral part of these condensed financial statements.

                               Page 6 of 14 pages

                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

Review of Interim Financial Statements
          The condensed consolidated financial statements as of and for the three months ended March 31, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.

Note 1.   Basis of Presentation

          The financial information presented at and for the three months ended March 31, 2001 and 2000 is unaudited. Information presented at December 31, 2000 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

          Management has classified all investment securities as "available for sale". At March 31, 2001 fair value exceeded amortized cost by $ 1,744,000. This resulted in an increase in stockholders' equity of $ 1,151,000 after recognizing the tax effects of the unrealized gains. At December 31, 2000, fair value exceeded amortized cost by $ 700,000 resulting in an increase in stockholders' equity of $ 462,000 after recognizing the tax effects of the unrealized gains.












                               Page 8 of 14 pages

                        ORRSTOWN FINANCIAL SERVICES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                Summary

                Orrstown Financial Services, Inc. recorded net income of $ 1,125,000 for the first quarter of 2001 compared to $ 949,000 for the same period in 2000; representing an increase of $ 176,000 or 18.5%. Net income per share was $ .50 during 2001's first quarter up $ .07 from the $ .43 earned during 2000's first quarter.

                The following statistics compare 2001's first quarter performance to that of 2000:
                                                    First Quarter
                                                  2001          2000

                Return on average assets          1.47%         1.42%
                Return on average equity         16.99%        16.99%
                Average equity/average assets     8.84%         8.33%

                A more detailed discussion of the elements having the greatest impact on net income follows.

NET INTEREST INCOME

                Net interest income for the first quarter of 2001 was $3,047,000 representing a growth of $ 352,000, or 13.1%, over the $ 2,695,000 realized during 2000's first quarter. The growth in net interest income is driven by volume factors since spreads have been tightened slightly. Net interest spread narrowed by 17 basis points while net interest margin tightened by 12 basis points due primarily to the falling rate environment and level of prime floating loans versus one year ago. Net interest margin has held within 4 basis points of fourth quarter 2000 level, however.

                The table that follows states rates on a fully taxable equivalent basis (F.T.E.) and demonstrates the aforementioned effects:

                                                                                  First Quarter
                                                                    2001                                2000
(in thousands)                                        Avg. Balances       Rates            Avg. Balances      Rates

Interest earning assets                                  $ 286,855        8.46%               $ 248,785       8.29%
Interest bearing liabilities                               252,243        4.56%                 218,478       4.22%
                                                         ---------        ----                ---------       ----
Free funds                                               $  34,612                            $  30,307
                                                         =========                            =========

Net interest income                                      $   3,047                            $   2,695
                                                         =========                            =========
Net interest spread (F.T.E.)                                              3.90%                               4.07%
                                                                          ====                                ====
Free funds ratio                                          12.07%                              12.18%
                                                          =====                               =====
Net interest margin (F.T.E.)                                              4.46%                               4.58%
                                                                          ====                                ====

                               Page 9 of 14 pages

OTHER INCOME AND OTHER EXPENSES

         First Quarter 2001 vs. First Quarter 2000

                Other income increased $ 230,000, or 28.7% from $ 801,000 during the first quarter of 2000 to $ 1,031,000 during the first quarter of 2001. The increase was across all categories but primarily attributable to service charge increases.

                Other expenses rose from $ 2,137,000 during the first quarter 2000 to $ 2,457,000 during 2001's first quarter, an increase of $ 320,000, or 15.0%. Growth over the past few years has caused staff increases and systems outlay increases. Our tenth full service branch was opened during 2001's first quarter in Greencastle, Pennsylvania.

INCOME TAX EXPENSE

                Income tax expense increased $ 101,000 or 30.1% during 2001's first quarter versus first quarter 2000. Tax exempt income has become a smaller part of the revenue stream. Effective income tax rates were as follows:

                                        First Quarter
                                    2001           2000

Effective income tax rate           27.9%          26.1%

                The marginal federal income tax bracket is 34% for all periods presented.
























                               Page 10 of 14 pages

PROVISION AND ALLOWANCE FOR LOAN LOSSES

                The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):

                                           Quarter Ended March 31
                                            2001           2000

Balance, beginning of period             $ 2,691          $ 2,455
Recoveries                                     1                1
Provision for loan loss
 Charged to income                            60               75
                                         -------          -------
                Total                      2,752            2,531
Losses                                         5                8
                                         -------          -------
Balance, end of period                   $ 2,747          $ 2,523
                                         =======          =======

                In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the bank's loan portfolio. The unallocated portion of the allowance for loan losses exceeds 60% at March 31, 2001.

                Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at March 31 (in thousands):

                                    90 Days or More
                                       Past Due             Nonaccrual Status
                                  2001         2000          2001        2000

Real estate mortgages            $ 440       $   139         $  0        $  0
Installment loans                   42            39           10           0
Commercial loans                    51         1,930           30          45
Credit card                          2             1            0           0
                                 -----       -------         ----        ----
                Total            $ 535       $ 2,109         $ 40        $ 45
                                 =====       =======         ====        ====

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









                               Page 11 of 14 pages

CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

                A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at March 31, 2001 is as follows:

                                   Orrstown Financial     Regulatory Minimum
                                       Services              Requirements

Leverage ratio                          8.64%                     4%

Risk based capital ratios:
   Tier I (core capital)               12.53%                     4%
   Combined tier I and tier II
    (core capital plus
    allowance for loan losses)         13.78%                     8%

                The growth experienced during 2001 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment plan. Dividend reinvestment plan participants will be able to add up to $ 2,500 per quarter beginning with the second quarter of 2000 and this has provided a solid source of capital. Equity represented 8.84% of assets at March 31, 2001 which is up from 8.55% at December 31, 2000. Available-for-sale investment securities markdowns increased equity by $ 1,043,000 since March 31, 2000 as rates have dropped.

                All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2001 or single day fluctuations.

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







                                      /s/ Kenneth R. Shoemaker
                                      ---------------------------
                                      (Kenneth R. Shoemaker, President)
                                      (Duly Authorized Officer)




Date   May 11, 2001                   /s/ Bradley S. Everly
    -----------------                 ---------------------------
                                      (Bradley S. Everly, Senior Vice President)
                                      (Chief Financial Officer)



                                      /s/ Robert B. Russell
                                      ----------------------------
                                      (Robert B. Russell, Controller)
                                      (Chief Accounting Officer)



















                               Page 14 of 14 pages

                             DATA FINANCIAL SCHEDULE
                           FOR 10-Q AT MARCH 31, 2001
FISCAL YEAR END                                               DEC-31-2001
PERIOD END                                                    MARCH 31, 2001
CASH                                                          8,752
INT-BEARING-DEPOSITS                                          136
FED-FUNDS-SOLD                                                15,354
TRADING-ASSETS                                                0
INVESTMENTS-HELD-FOR-SALE                                     62,320
INVESTMENTS-CARRYING                                          62,320
INVESTMENTS-MARKET                                            62,320
LOANS                                                         216,357
ALLOWANCE                                                     2,747
TOTAL-ASSETS                                                  321,146
DEPOSITS                                                      238,090
SHORT-TERM                                                    22,097
LIABILITIES-OTHER                                             2,534
LONG-TERM                                                     29,487
COMMON                                                        234
PREFERRED-MANDATORY                                           0
PREFERRED                                                     0
OTHER-SE                                                      28,163
TOTAL-LIABILITIES-AND-EQUITY                                  321,146
INTEREST-LOAN                                                 4,648
INTEREST-INVEST                                               1,194
INTEREST-OTHER                                                40
INTEREST-TOTAL                                                5,882
INTEREST-DEPOSIT                                              2,223
INTEREST-EXPENSE                                              2,835
INTEREST-INCOME-NET                                           3,047
LOAN-LOSSES                                                   60
SECURITIES-GAINS                                              33
EXPENSE-OTHER                                                 2,457
INCOME-PRETAX                                                 1,561
INCOME-PRE-EXTRAORDINARY                                      1,125
EXTRAORDINARY                                                 0
CHANGES                                                       0
NET-INCOME                                                    1,125
EPS-PRIMARY                                                   .50
EPS-DILUTED                                                   .50
YIELD-ACTUAL                                                  4.46
LOANS-NON                                                     40
LOANS-PAST                                                    535
LOANS-TROUBLED                                                0
LOANS-PROBLEM                                                 0
ALLOWANCE-OPEN                                                2,691
CHARGE-OFFS                                                   5
RECOVERIES                                                    1
ALLOWANCE-CLOSE                                               2,747
ALLOWANCE-DOMESTIC                                            2,747
ALLOWANCE-FOREIGN                                             0
ALLOWANCE-UNALLOCATED                                         1,767