Form 10-Q
period 2001-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2001-08-14
CIK 826154

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 2001                 Commission file number: 33-18888
                  -------------                                         --------



                        ORRSTOWN FINANCIAL SERVICES, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Commonwealth of Pennsylvania                                  23-2530374
----------------------------                                  ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



77 East King Street
P.O. Box 250, Shippensburg, Pennsylvania                    17257
----------------------------------------                    -----
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

                    YES     X             NO
                        --------             --------



              Class                          Outstanding at July 27, 2001
              -----                          ----------------------------
 (Common Stock, no par value)                         2,258,266

                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX



                                                                          Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial statements (unaudited)
         Condensed consolidated balance sheets - June 30, 2001
               and December 31, 2000                                       3
         Condensed consolidated statements of income - Three months
               ended June 30, 2001 and 2000                                4
         Condensed consolidated statements of income - Six  months
               ended June 30, 2001 and 2000                                5
         Condensed consolidated statements of comprehensive income -
               Three months & Six months ended June 30, 2001 and 2000      6
         Condensed consolidated statements of cash flows - Six  months
               ended June 30, 2001 and 2000                                7
         Notes to condensed consolidated financial statements             8-9
Item 2.  Management's discussion and analysis of financial condition
               and results of operations                                 10-14

PART II - OTHER INFORMATION

         Other Information                                                 15
         Signatures                                                        16
         Exhibits                                                          18

                         PART I - FINANCIAL INFORMATION

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   June 30, 2001    December 31,
                                                    (Unaudited)         2000*
                                                   -------------    ------------
ASSETS
                                                            (000 Omitted)
Cash and due from banks                               $   9,592       $  11,021
Interest - bearing deposits with banks                      670             172
Federal funds sold                                        3,543           3,049
Securities available for sale                            63,742          69,919
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                         1,703           2,134
Loans                                                   239,565         209,181
Allowance for loan losses                                (2,803)         (2,691)
                                                      ---------       ---------
           Net Loans                                    236,762         206,490

Bank premises and equipment, net                          9,125           9,269
Accrued Interest receivable                               1,770           2,016
Cash value-life insurance                                 5,754           5,636
Other assets                                              2,279           2,197
                                                      ---------       ---------
           Total assets                               $ 334,940       $ 311,903
                                                      =========       =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits:
            Noninterest  bearing                      $  34,084       $  31,716
            Interest  bearing                           221,297         210,292
                                                      ---------       ---------
           Total deposits                               255,381         242,008

Federal funds purchased and other short term
 borrowed funds                                          18,185          18,426
Long term borrowed funds                                 29,200          21,515
Accrued interest payable                                    366             614
Other liabilities                                         2,723           2,666
                                                      ---------       ---------
           Total liabilities                            305,855         285,229
                                                      ---------       ---------

STOCKHOLDERS' EQUITY
       Common stock, no par value - $ .1041 stated
       value per share at June 30, 2001 and
       December 31, 2000, 10,000,000 shares
       authorized with 2,252,694 shares issued
       at June 30, 2001 and 2,240,744 issued
       at December 31, 2000                                 235             233
Additional paid - in capital                             19,835          19,360
Retained earnings                                         8,358           6,619
Accumulated other comprehensive income                      657             462
                                                      ---------       ---------
           Total stockholders' equity                    29,085          26,674
                                                      ---------       ---------

           Total liabilities and stockholders'
            equity                                    $ 334,940       $ 311,903
                                                      =========       =========
* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.
                                     Page 3

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended June 30, 2001 and 2000
                                   (UNAUDITED)


                                                         2001           2000
                                                     (Unaudited)     (Unaudited)
                                                            (000 Omitted)
Interest Income
  Interest and fees on loans                         $     4,822    $     4,163
  Interest on federal funds sold                             149             12
  Interest and dividends on investment securities            957          1,145
  Interest income on deposits with banks                       4              3
                                                     -----------    -----------

         Total interest income                             5,932          5,323

Interest Expense
    Interest on deposits                                   2,125          1,795
    Interest on borrowed money                               569            676
                                                     -----------    -----------

         Total interest expense                            2,694          2,471
                                                     -----------    -----------

         Net interest income                               3,238          2,852

  Provision for loan losses                                   60             75
                                                     -----------    -----------

Net interest income after provision for loan
  losses                                                   3,178          2,777
                                                     -----------    -----------

Other Income
     Service charges on deposits                             500            287
     Other service charges                                   316            149
     Trust department income                                 312            277
     Brokerage Income                                         62            106
     Other income                                             80             80
     Net gains on available for sale securities               (2)            (1)
                                                     -----------    -----------

         Total Other income                                1,268            898

Other Expenses
     Salaries and employee benefits                        1,213          1,141
     Net occupancy and equipment expenses                    427            355
     Other operating expenses                              1,015            700
                                                     -----------    -----------

         Total other expense                               2,655          2,196

         Income before income tax                          1,791          1,479

Income tax expenses                                          500            405
                                                     -----------    -----------

         Net income                                  $     1,291    $     1,074
                                                     ===========    ===========
Weighted average number of shares outstanding          2,251,025      2,226,313

Net income per share                                 $      0.57    $      0.48

Cash dividends declared per share                    $      0.15    $      0.14

The accompanying notes are an integral part of these condensed financial statements.
                                     Page 4

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    Six Months Ended June 30, 2001 and 2000
                                   (UNAUDITED)


                                                       2001             2000
                                                    (Unaudited)      (Unaudited)
                                                            (000 Omitted)
Interest Income
  Interest and fees on loans                        $     9,470     $     8,081
  Interest on federal funds sold                            187              61
  Interest and dividends on investment securities         2,151           2,158
  Interest income on deposits with banks                      6              11
                                                    -----------     -----------

         Total interest income                           11,813          10,311

Interest Expense
    Interest on deposits                                  4,348           3,513
    Interest on borrowed money                            1,181           1,251
                                                    -----------     -----------

         Total interest expense                           5,529           4,764
                                                    -----------     -----------

         Net interest income                              6,284           5,547

 Provision for loan losses                                  120             150
                                                    -----------     -----------

Net interest income after provision for loan
  losses                                                  6,164           5,397
                                                    -----------     -----------

Other Income
     Service charges on deposits                            912             557
     Other service charges                                  454             264
     Trust department income                                608             530
     Brokerage Income                                       130             185
     Other income                                           164             166
     Net gains on available for sale securities              31              (3)
                                                    -----------     -----------

         Total Other income                               2,300           1,699

Other Expenses
     Salaries and employee benefits                       2,498           2,317
     Net occupancy and equipment expenses                   839             710
     Other operating expenses                             1,776           1,306
                                                    -----------     -----------

         Total other expense                              5,112           4,333

         Income before income tax                         3,352           2,763

Income tax expenses                                         936             740
                                                    -----------     -----------

         Net income                                 $     2,416     $     2,023
                                                    ===========     ===========
Weighted average number of shares outstanding         2,248,088       2,226,313

Net income per share                                $      1.07     $      0.91

Cash dividends declared per share                   $      0.30     $      0.28

The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended June 30, 2001 and 2000
                                   (UNAUDITED)



                                                            2001           2000
                                                              (000 Omitted)

Net Income                                                 $ 1,291       $ 1,074

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment
        securities available for sale                         (494)           28
                                                           -------       -------

Comprehensive Income                                       $   797       $ 1,102
                                                           =======       =======






The accompanying notes are an integral part of these condensed financial statements.



*****************************************************************************


                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Six Months Ended June 30, 2001 and 2000
                                   (UNAUDITED)



                                                            2001         2000
                                                              (000 Omitted)

Net Income                                                 $ 2,416      $ 2,023

Other comprehensive income, net of tax
       Unrealized gain (loss) on investment
        securities available for sale                          195         (111)
                                                           -------      -------

Comprehensive Income                                       $ 2,611      $ 1,912
                                                           =======      =======






The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2001 and 2000
                                   (UNAUDITED)

                                                                        2001          2000
                                                                     (Unaudited)   (Unaudited)
                                                                           (000 Omitted)
Cash flows from operating activities:
   Net income                                                          $  2,416      $  2,023
    Adjustments to reconcile net income to net
            cash provided by operating activities:
         Depreciation and amortization                                      422           224
         Provision for loan losses                                          120           150
         Other, net                                                        (340)         (478)
                                                                       --------      --------

Net cash provided by operating activities                                 2,618         1,919

Cash flows from investing activities:
     Net increase in interest bearing
          deposits with banks                                              (498)           22
    Purchase of available for sale securities                           (17,265)      (10,737)
    Sales and maturities of available for sale
     securities                                                          23,737         6,828
    Net (increase) in loans                                             (30,392)      (12,093)
    Purchases of bank premises and equipment                               (247)       (2,592)
                                                                       --------      --------

Net cash (used) by investing activities                                 (24,665)      (18,572)
                                                                       --------      --------

Cash flows from financing activities:
     Net increase in deposits                                            13,373         8,195
     Cash dividends paid                                                   (675)         (623)
     Dividend reinvestment plan purchases                                   476           391
     Net decrease in short term purchased funds                           7,472        11,244
     Payments on long term debt                                             (28)           (6)
                                                                       --------      --------

Net cash provided by financing activities                                20,618        19,201
                                                                       --------      --------

Net increase (decrease) in cash and
  cash equivalents                                                       (1,429)        2,548

Cash and cash equivalents at beginning of
  period                                                                 11,021         8,585
                                                                       --------      --------

Cash and cash equivalents at end of period                             $  9,592      $ 11,133
                                                                       ========      ========

Supplemental disclosure of cash flows information:
  Cash paid during the period for:
      Interest                                                         $  5,764      $  4,774
      Income Taxes                                                          930           666

Supplemental schedule of noncash investing and financing activities:
  Unrealized gain (loss) on investments available
   for sale (net of deferred taxes of $100 and
   $(58) at June 30, 2001 and 2000, respectively)                           195          (111)

The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (UNAUDITED)

Review of Interim Financial Statements

           The condensed consolidated financial statements as of and for the three and six months ended June 30, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q

NOTE 1. Basis of Presentation

           The financial information presented at and for the three months ended and six months ended June 30, 2001 and 2000 is unaudited. Information presented at December 31, 2000 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 6. Common Stock/Subsequent Events

           During December 2001, the Board of Directors of Orrstown Financial Services, Inc. approved a 5% stock dividend payable September 15, 2001 to shareholders of record August 1, 2001. All presentation amounts will be adjusted to give recognition to this event during third quarter 2001.

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

           Management has classified all investments securities as "available for sale". At June 30, 2001 fair value exceeded amortized cost by $995,000. This resulted in an increase in stockholders' equity of $657,000 after recognizing the tax effects of the unrealized gains. At December 31, 2000, fair value exceeded amortized cost by $700,000 resulting in an increase in stockholders' equity of $462,000 after recognizing the tax effects of the unrealized gains.

                        ORRSTOWN FINANCIAL SERVICES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Summary
     -------

     Orrstown Financial Services, Inc. recorded net income of $1,291,000 for the second quarter of 2001 compared to $1,074,000 for the same period in 2000, representing an increase of $217,000 or 20.2%. Net income per share was $.57 during 2001's second quarter up $.09 from the $.48 earned during 2000's second quarter.

     Net income for the first six months of 2001 was $2,416,000 compared to $2,023,000 for the same period in 2000, representing an increase of $393,000 or 19.4%. Net income per share for the first six months of 2001 was $1.07 up $.16 from the $0.91 per share realized during the six months ended June 30, 2000.

     The following statistics compare 2001's year to date performance to that of 2000:

                                      Second Quarter     Six Months Year to Date
                                     2001        2000        2001        2000
                                     ----        ----        ----        ----

     Return on average assets        1.58%       1.54%       1.53%       1.48%
     Return on average equity       17.82%      18.53%      17.21%      17.77%
     Average equity/Average assets   8.89%       8.30%       8.68%       8.32%


     A more detailed discussion of the elements having the greatest impact on net income follows.

     Net Interest Income
     -------------------

     Second Quarter 2001 vs. Second Quarter 2000

     Net interest income for the second quarter of 2001 was $3,238,000 representing a growth of $385,000, or 13.5%, over the $2,852,000 realized during 2000's second quarter. The growth in net interest income is driven by volume factors since spreads have been tightening.

     Six Months 2001 vs. Six Months 2000

     Net interest income for the first six months of 2001 was $6,284,000 representing an increase of $737,000 or 13.3%, over the $5,547,000 generated during the first six months of 2000. Volume factors have generated the gains since rate factors tightened.

     The table that follows states rates on a fully taxable equivalent basis,(F.T.E.)and demonstrates the aforementioned effects:

                                                  Second Quarter                                   Six Months Year To Date
                                                  --------------                                   -----------------------
                                           2001                       2000                      2001                      2000
                                           ----                       ----                      ----                      ----
(in thousands)                  Avg. Balances   Rates     Avg. Balances   Rates      Avg. Balances   Rates    Avg. Balances    Rates
                                -------------   -----     -------------   -----      -------------   -----    -------------    -----

Interest earning assets          $ 303,890      7.95%      $  259,000      8.43%        $  295,419    8.17%    $  253,920      8.34%
Interest bearing liabilities       264,343      4.09%         227,622      4.37%           258,326    4.31%       223,050      4.29%
                                  --------      ----        ---------      ----          ---------    ----      ---------      ----

Free Funds                       $  39,547                 $   31,378                   $   37,093             $   30,870
                                 =========                 ==========                   ==========             ==========

Net interest income              $   3,237                 $    2,852                   $    6,284             $    5,547
                                 =========                 ==========                   ==========             ==========

Net interest spread (F.T.E.)                    3.90%                      4.06%                      3.86%                    4.05%
                                               ======                     ======                     ======                   ======

Free funds ratio                    13.01%                     12.12%                       12.56%                 12.16%
                                 =========                 ==========                   ==========             ==========
Net interest margin (F.T.E.)                    4.44%                      4.60%                      4.40%                    4.60%
                                               ======                     ======                     ======                   ======

Other Income and Other Expenses
-------------------------------

Second Quarter 2001 vs. Second Quarter 2000

Other income increased $370,000, or 41.2%, from $898,000 during the second quarter of 2000 to $1,268,000 during the second quarter of 2001. Increases in service charge income were the most significant and helped offset the decline in brokerage income.

Other expenses rose $459,000, or 20.9%, from $2,196,000 for second quarter 2000 to $2,655,000 for 2001's second quarter. Increases were across all categories and the percentage increase overall approximated the increase in the size of the company over those time periods.

Credit life and disability operations through a joint venture added approximately $130,000 to both other income and other expense inflating the percentage increases somewhat.


Six Months 2001 vs. Six Months 2000

Other income increased $601,000, or 35.4%, to $2,300,000 from $1,699,000 a year ago. Service charge increases were the primary source of growth. Trust income increased while brokerage income declined.

Other expenses rose $779,000, or 18.0%, to $5,112,000 from $4,333,000 a year earlier with the aforementioned general growth in size; the opening of a tenth branch, which helped increase staff, and expanded operating systems and facilities all contributing to the increase.

Credit life and disability operations through a joint venture added approximately $130,000 to both other income and other expense inflating the percentage increases somewhat.


Income Tax Expense
------------------

Income tax expense increased $95,000, or 23.5%, during 2001's second quarter versus second quarter 2000. Income tax expense rose $196,000, or 26.5% for the first six months of 2001 versus the same period a year ago. The growth in income tax expense is the byproduct of similar increases in pretax income since effective federal income tax rates has remained relatively stable, as shown below:

                                Second Quarter         Six Months Year to Date
                               2001        2000          2001            2000
                               ----        ----          ----            ----
Effective income tax rate      27.9%       27.4%         27.9%           26.8%

The marginal federal income tax bracket is 34% for all periods presented.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands):


                              Quarter Ended                Six  Months Ended
                                 June 30                        June 30
                              -------------                -----------------
                            2001            2000           2001           2000
                            ----            ----           ----           ----

Balance, beginning of
 period                  $   2,747        $  2,523        $  2,691     $   2,455
Recoveries                       1               3               2             4
Provision for loan loss
 charged to income              60              75             120           150
                         ---------        --------        --------     ---------

    Total                    2,808           2,601           2,813         2,609
Losses                           5              47              10            55
                         ---------        --------        --------     ---------

Balance, end of period   $   2,803        $  2,554        $  2,803     $   2,554
                         =========        ========        ========     =========

         In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses exceeds 45% at June 30, 2001.

         Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at June 30 (in thousands):


                           90 Days or More
                               Past Due                   Nonaccrual Status
                           ---------------                -----------------
                         2001            2000            2001             2000
                         ----            ----            ----             ----

Real estate mortgage  $   1,129        $    101        $      0      $      41
Installment loans             2              22              30             29
Commercial loans             41             312              30             45
Credit card                   2               0               0              0
                      ---------        --------        --------      ---------

    Total             $   1,174        $    435        $     60      $     115
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

CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at June 30, 2001 is as follows:


                                      Orrstown Financial      Regulatory Minimum
                                           Services               Requirements


         Leverage ratio                      8.59%                     4%


         Risk based capital ratios:
            Tier I  (core capital)          12.13%                     4%
            Combined tier I and
            tier II(core capital
            plus allowance for
            loan losses)                    13.35%                     8%


The growth experienced during 2001 has been supported by capital growth in the form of retained earnings and the popularity of the dividend reinvestment plan which has added $391,000 to equity. Equity represented 8.68% of assets at June 30, 2001 which is up slightly from 8.55% at December 31, 2000.


All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2001 or single day fluctuations.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the corporation's liquidity, capital resources or operations.

                           PART II - OTHER INFORMATION

OTHER INFORMATION




Item 1 - Legal Proceedings
--------------------------

         None


Item 2 - Changes in Securities
------------------------------

         None


Item 3 - Defaults Upon Senior Securities
----------------------------------------

         Not applicable


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The annual meeting of shareholders of Orrstown Financial Services, Inc. was held on May 1, 2001 and shareholders approved the one matter upon which they were asked to vote. The election of three directors to Class B for three year terms expiring in 2004.


Item 5 - Other Information
--------------------------

         None


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

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




                                      /s/ Kenneth R. Shoemaker
                                      --------------------------
                                      (Kenneth R. Shoemaker, President)
                                      (Duly Authorized Officer)



Date August 10, 2001                  /s/ Bradley S. Everly
     ---------------                  ------------------------------------------
                                      (Bradley S. Everly, Senior Vice President)
                                      (Chief Financial Officer)



                                      /s/ Robert B. Russell
                                      -----------------------------------
                                      (Robert B. Russell, Controller)
                                      (Chief Accounting Officer)

                             DATA FINANCIAL SCHEDULE
                            FOR 10-Q AT JUNE 30, 2001



FISCAL-YEAR-END                     DEC-31-2001
PERIOD-END                         JUNE-30-2001
CASH                                      9,592
INT-BEARING-DEPOSITS                        670
FED-FUNDS-SOLD                            3,543
TRADING-ASSETS                                0
INVESTMENTS-HELD-FOR-SALE                     0
INVESTMENTS-CARRYING                     63,742
INVESTMENTS-MARKET                       63,742
LOANS                                   239,565
ALLOWANCE                                 2,803
TOTAL-ASSETS                            334,940
DEPOSITS                                255,381
SHORT-TERM                               18,185
LIABILITIES-OTHER                         3,089
LONG-TERM                                29,200
COMMON                                      235
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                 28,850
TOTAL-LIABILITIES-AND-EQUITY            334,940
INTEREST-LOAN                             9,470
INTEREST-INVEST                           2,151
INTEREST-OTHER                              193
INTEREST-TOTAL                           11,813
INTEREST-DEPOSIT                          4,348
INTEREST-EXPENSE                          5,529
INTEREST-INCOME-NET                       6,284
LOAN-LOSSES                                 120
SECURITIES-GAINS                             31
EXPENSE-OTHER                             5,112
INCOME-PRETAX                             3,352
INCOME-PRE-EXTRAORDINARY                  2,416
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                2,416
EPS-PRIMARY                                1.07
EPS-DILUTED                                1.07
YIELD-ACTUAL                               4.40
LOANS-NON                                    60
LOANS-PAST                                1,174
LOANS-TROUBLED                                0
LOANS-PROBLEM                                 0
ALLOWANCE-OPEN                            2,691
CHARGE-OFFS                                  10
RECOVERIES                                    2
ALLOWANCE-CLOSE                           2,803
ALLOWANCE-DOMESTIC                        2,803
ALLOWANCE-FOREIGN                             0
ALLOWANCE-UNALLOCATED                     1,280