Form 10-Q
period 2001-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2001-11-13
CIK 826154

                                   FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 2001          Commission file number: 33-18888
                  ------------------                                  --------



                        ORRSTOWN FINANCIAL SERVICES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)




       Commonwealth of Pennsylvania                            23-2530374
       ----------------------------                            ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                           Identification No.)



77 East King Street
P.O. Box 250, Shippensburg, Pennsylvania                        17257
----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code:        (717) 532-6114
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



           YES     X                          NO
                 -----



          Class                          Outstanding at November 1, 2001
          -----                          -------------------------------
(Common Stock, no par value)                     2,377,340

                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX


                                                                          Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial statements ( unaudited )
         Condensed consolidated balance sheets - September 30, 2001
           and December 31, 2000                                             3
         Condensed consolidated statements of income - Three months
            ended September 30, 2001 and 2000                                4
         Condensed consolidated statements of income - Nine  months
            ended September 30, 2001 and 2000                                5
         Condensed consolidated statements of comprehensive income -
            Three months & Nine months ended September 30, 2001 and 2000 6 Condensed consolidated statements of cash flows - Nine months
            ended September 30, 2001 and 2000                                7
         Notes to condensed consolidated financial statements              8-9
Item 2.  Management's discussion and analysis of financial condition
            and results of operations                                    10-14

PART II - OTHER INFORMATION

         Other Information                                                  16
         Signatures                                                         17
         Exhibits                                                           18

                         PART I - FINANCIAL INFORMATION

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     September 30, 2001   December 31, 2000*
                                                        (Unaudited)
    ASSETS                                                        (000 Omitted)
Cash and due from banks                                  $   9,128            $  11,021
Interest - bearing deposits with banks                         739                  172
Federal funds sold                                          26,817                3,049
Securities available for sale                               66,714               69,919
Federal Home Loan Bank, Federal Reserve and
  Atlantic Central Bankers Bank Stock, at cost
  which approximates market value                            1,703                2,134
Loans                                                      247,889              209,181
Allowance for loan losses                                   (2,900)              (2,691)
                                                         ---------            ---------
         Net Loans                                         244,989              206,490
Bank premises and equipment, net                             8,995                9,269
Accrued Interest receivable                                  1,773                2,016
Cash value-life insurance                                    5,813                5,636
Other assets                                                 2,273                2,197
                                                         ---------            ---------
         Total assets                                    $ 368,944            $ 311,903
                                                         =========            =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits:
            Noninterest bearing                          $  33,590            $  31,716
            Interest bearing                               236,016              210,292
                                                         ---------            ---------
         Total deposits                                    269,606              242,008

Federal funds purchased and other short term
  borrowed funds                                            35,804               18,426
Long term borrowed funds                                    29,200               21,515
Accrued interest payable                                       399                  614
Other liabilities                                            2,878                2,666
                                                         ---------            ---------
         Total liabilities                                 337,887              285,229
                                                         ---------            ---------

STOCKHOLDERS' EQUITY
   Common stock, no par value - $ .1041 stated
    value per share at September 30, 2001 and
    December 31, 2000, 10,000,000 shares authorized
    with 2,370,713 shares issued at September 30,
    2001 and 2,240,744 issued at December 31, 2000             247                  233
Additional paid - in capital                                24,787               19,360
Retained earnings                                            4,644                6,619
Accumulated other comprehensive income                       1,379                  462
                                                         ---------            ---------
         Total stockholders' equity                         31,057               26,674
                                                         ---------            ---------
         Total liabilities and stockholders'
           equity                                       $  368,944            $ 311,903
                                                        ==========            =========

*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended September 30, 2001 and 2000
                                   (UNAUDITED)

                                                             2001                2000
                                                         (Unaudited)         (Unaudited)
                                                                  (000 Omitted)
Interest Income
  Interest and fees on loans                             $     5,047         $     4,352
  Interest on federal funds sold                                 129                 131
  Interest and dividends on investment securities              1,026               1,091
  Interest income on deposits with banks                           6                   3
                                                         -----------         -----------
         Total interest income                                 6,207               5,577

Interest Expense
  Interest on deposits                                         2,096               2,025
  Interest on borrowed money                                     585                 690
                                                         -----------         -----------
         Total interest expense                                2,681               2,715
                                                         -----------         -----------

         Net interest income                                   3,526               2,862

Provision for loan losses                                        170                  75
                                                         -----------         -----------

Net interest income after provision for loan
  losses                                                       3,356               2,787
                                                         -----------         -----------

Other Income
   Service charges on deposits                                   478                 291
   Other service charges                                          54                 146
   Trust department income                                       310                 263
   Brokerage Income                                               75                  86
   Other income                                                   85                  80
   Net gains on available for sale securities                     (9)                 36
                                                         -----------         -----------
         Total Other income                                      992                 902

Other Expenses
   Salaries and employee benefits                              1,351               1,220
   Net occupancy and equipment expenses                          416                 423
   Other operating expenses                                      696                 677
                                                         -----------         -----------
         Total other expense                                   2,464               2,320

         Income before income tax                              1,884               1,369

Income tax expenses                                              501                 342
                                                         -----------         -----------
         Net income                                      $     1,383         $     1,027
                                                         ===========         ===========

Weighted average number of shares outstanding              2,369,508           2,232,240

Net income per share                                     $      0.58         $      0.44

Cash dividends declared per share                        $      0.15         $      0.13

The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Nine Months Ended September 30, 2001 and 2000
                                   (UNAUDITED)

                                                           2001              2000
                                                        (Unaudited)       (Unaudited)
                                                                (000 Omitted)
Interest Income
  Interest and fees on loans                             $   14,517        $   12,433
  Interest on federal funds sold                                316               192
  Interest and dividends on investment securities             3,177             3,249
  Interest income on deposits with banks                         12                14
                                                         ----------        ----------
         Total interest income                               18,020            15,888

Interest Expense
  Interest on deposits                                        6,444             5,538
  Interest on borrowed money                                  1,766             1,941
                                                         ----------        ----------
         Total interest expense                               8,210             7,479
                                                         ----------        ----------
         Net interest income                                  9,810             8,409

Provision for loan losses                                       290               225
                                                         ----------        ----------

Net interest income after provision for loan
  losses                                                      9,520             8,184
                                                         ----------        ----------

Other Income
  Service charges on deposits                                 1,390               848
  Other service charges                                         508               410
  Trust department income                                       918               793
  Brokerage Income                                              205               271
  Other income                                                  249               246
  Net gains on available for sale securities                     22                33
                                                         ----------        ----------
         Total Other income                                   3,292             2,601

Other Expenses
  Salaries and employee benefits                              3,849             3,537
  Net occupancy and equipment expenses                        1,255             1,133
  Other operating expenses                                    2,472             1,983
                                                         ----------        ----------
         Total other expense                                  7,576             6,653

         Income before income tax                             5,236             4,132

Income tax expenses                                           1,437             1,082
                                                         ----------        ----------
         Net income                                      $    3,799        $    3,050
                                                         ==========        ==========

Weighted average number of shares outstanding             2,363,530         2,226,209

Net income per share                                     $     1.61        $     1.30

Cash dividends declared per share                        $     0.44        $     0.40

The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 Three Months Ended September 30, 2001 and 2000
                                   (UNAUDITED)



                                                        2001             2000
                                                            (000 Omitted)

Net Income                                            $   1,383       $   1,027

Other comprehensive income, net of tax
   Unrealized gain (loss) on investment securities
    available for sale                                      722             463
                                                      ---------        --------

Comprehensive Income                                  $   2,105       $   1,490
                                                      =========       =========


The accompanying notes are integral part of these condensed financial statements.

*******************************************************************************

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Nine Months Ended September 30, 2001 and 2000
                                   (UNAUDITED)



                                                         2001            2000
                                                            (000 Omitted)

Net Income                                            $   3,799       $   3,050

Other comprehensive income, net of tax
   Unrealized gain (loss) on investment securities
    available for sale                                      917             352
                                                      ---------       ---------

Comprehensive Income                                  $   4,716       $   3,402
                                                      =========       =========


The accompanying notes are integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                AND ITS WHOLLY - OWNED SUBSIDIARY, ORRSTOWN BANK

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                                   (UNAUDITED)

                                                                            2001          2000
                                                                        (Unaudited)    (Unaudited)
                                                                              (000 Omitted)
Cash flows from operating activities:
   Net income                                                             $  3,799       $  3,050
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                                              569            516
    Provision for loan losses                                                  290            225
    Other, net                                                                (485)           986
                                                                          --------       --------
Net cash provided by operating activities                                    4,173          4,777

Cash flows from investing activities:
   Net increase in interest bearing
    deposits with banks                                                       (567)          (135)
   Purchase of available for sale securities                               (29,374)       (15,520)
   Sale of Federal Home Loan Bank Stock                                        431           (625)
   Sales and maturities of available for sale securities                    33,968          9,740
   Net (increase) in loans                                                 (38,789)       (17,046)
   Purchases of bank premises and equipment                                   (295)        (2,961)
                                                                          --------       --------
Net cash (used) by investing activities                                    (34,626)       (26,547)
                                                                          --------       --------

Cash flows from financing activities:
   Net increase in deposits                                                 27,598         26,217
   Cash dividends paid                                                      (1,031)          (935)
   Proceeds from sale of stock                                                 718            595
   Cash paid in lieu of fractional shares                                      (20)             0
   Net increase in short term purchased funds                               17,378          5,884
   Proceeds in long term debt                                                8,000              0
   Payments on long term debt                                                 (316)            (6)
                                                                          --------       --------
Net cash provided by financing activities                                   52,328         31,755
                                                                          --------       --------

Net increase (decrease) in cash and cash equivalents                        21,875          9,985

Cash and cash equivalents at beginning of period                            14,070          8,585
                                                                          --------       --------

Cash and cash equivalents at end of period                                $ 35,945       $ 18,570
                                                                          ========       ========

Supplemental disclosure of cash flows information:
   Cash paid during the period for:
      Interest                                                            $  8,412       $  7,403
      Income Taxes                                                           1,500          1,166

Supplemental schedule of noncash investing and financing activities:
   Unrealized gain (loss) on investments available for
    sale (net of deferred taxes of $470 and $181 at
    September 30, 2001 and 2000, respectively)                                 917            352

The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)

Review of Interim Financial Statements

         The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.

NOTE 1.  Basis of Presentation

         The financial information presented at and for the three months ended and nine months ended September 30, 2001 and 2000 is unaudited. Information presented at December 31, 2000 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 6.  Changes in Common Stock

         During July 2001 the Board of Directors of Orrstown Financial Services, Inc. approved a 5 % stock dividend payable September 15, 2001 to shareholders of record August 1, 2001. All per share amounts have been adjusted to give retroactive recognition to the 5% stock dividend paid September 15, 2001.

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

         Management has classified all investments securities as "available for sale". At September 30, 2001 fair value exceeded amortized cost by $2,089,000. This resulted in an increase in stockholders' equity of $1,379,000 after recognizing the tax effects of the unrealized losses. At December 31, 2000, fair value exceeded amortized cost by $700,000 resulting in a increase in stockholders' equity of $462,000 after recognizing the tax effects of the unrealized gains.

                        ORRSTOWN FINANCIAL SERVICES, INC.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Summary
         -------

         Orrstown Financial Services, Inc. recorded net income of $1,383,000 for the third quarter of 2001 compared to $ 1,027,000 for the same period in 2000, representing an increase of $356,000 or 34.7%. Net income per share was $ .58 during 2001's third quarter up $ .14 from the $ .44 earned during 2000's third quarter.

         Net income for the first nine months of 2001 was $3,799,000 compared to $3,050,000 for the same period in 2000, representing an increase of $749,000 or 24.6%. Net income per share for the first nine months of 2001 was $1.61 up $0.31 from the $1.30 per share realized during the nine months ended September 30, 2000.

         The following statistics compare 2001's year to date performance to that of 2000:

                                         Third Quarter  Nine Months Year to Date
                                        2001     2000       2001      2000
                                        ----     ----       ----      ----
         Return on average assets       1.57%    1.40%      1.54%     1.45%
         Return on average equity      18.34%   16.85%     17.60%    17.45%
         Average equity/Average assets  8.54%    8.32%      8.75%     8.32%

         A more detailed discussion of the elements having the greatest impact on net income follows.

         Net Interest Income
         -------------------

         Third Quarter 2001 vs. Third Quarter 2000

         Net interest income for the third quarter of 2001 was $ 3,356,000 representing a growth of $ 569,000, or 20.4%, over the $ 2,787,000 realized during 2000's third quarter. The growth in net interest income is driven by volume factors since spreads have tightened during 2001.

         Nine Months 2001 vs. Nine Months 2000

         Net interest income for the first nine months of 2001 was $9,520,000 representing an increase of $1,336,000 or 16.3%, over the $ 8,184,000 generated during the first nine months of 2000. Volume factors, particularly the growth in core deposits and continued commercial loan demand, have generated the gains since rate factors have tightened. Growth in the Carlisle, Mechanicsburg, and Chambersburg markets has been extremely good in both core deposits and commercial loans.

         The table that follows states rates on a fully taxable equivalent basis, (F.T.E.) and demonstrates the aforementioned effects:

                                                Third Quarter                           Nine Months Year To Date
                                                -------------                           ------------------------
                                       2001                     2000                   2001                  2000
                                       ----                     ----                   ----                  ----
(in thousands)                Avg. Balances  Rates  Avg. Balances  Rates      Avg. Balances  Rates  Avg. Balances   Rates
                              -------------  -----  -------------  -----      -------------  -----  -------------   -----
Interest earning assets         $ 325,863    7.71%   $  267,557    8.54%       $  305,679    8.01%    $ 258,499     8.45%
Interest bearing liabilities      281,561    3.78%      236,040    4.56%          266,156    4.12%      227,412     4.39%
                                ---------    ----    ----------    ----        ----------   -----     ---------     ----

Free Funds                      $  44,302            $   31,517                $   39,523             $  31,087
                                =========            ==========                ==========             =========

Net interest income             $   3,527            $    2,862                $    9,809             $   8,409
                                =========            ==========                ==========             =========

Net interest spread (F.T.E.)                 3.93%                 3.98%                     3.89%                  4.06%
                                             ====                  ====                     =====                   ====

Free funds ratio                   13.60%                11.78%                     12.93%                12.03%
                                =========            ==========                     =====             =========
Net interest margin (F.T.E.)                 4.45%                 4.53%                     4.42%                  4.60%
                                             ====                  ====                     =====                   ====

         Other Income and Other Expenses
         -------------------------------

         Third Quarter 2001 vs. Third Quarter 2000

         Other income increased $90,000, or 9.9%, from $902,000 during the third quarter of 2000 to $992,000 during the third quarter of 2001. Securities gains declined by $45,000, from $36,000 during third quarter 2000 to $(9,000). Increases in service charge income were the most significant with an increase of $187,000, or 64.3%, from $291,000 in the third quarter of 2000 to $478,000 in 2001. Service charge increases were across all categories with loan fees and the bounce protection program generating the largest increases.

         Other expenses rose $144,000, or 6.2%, from $2,320,000 for third quarter 2000 to $2,464,000 for 2001's third quarter. Increases were across all categories with the largest component being a 10.7% increase in salaries and benefits. The addition of a new branch in Greencastle, Pennsylvania in March and overall asset growth of 18.3% since December 31, 2000 have necessitated staff additions.

         Nine Months 2001 vs. Nine Months 2000

         Other income increased $691,000, or 26.6%, to $3,292,000 from $2,601,000 a year ago. Service charge increases were the primary source of growth. Trust income increased while brokerage income declined.

         Other expenses rose $923,000, or 13.9%, to $7,576,000 from $6,653,000 a year earlier with the aforementioned general growth in size; the opening of a tenth branch, which helped increase staff, and expanded operating systems and facilities all contributing to the increase.

         Income Tax Expense
         ------------------

         Income tax expense increased $159,000, or 46.5%, during 2001's third quarter versus third quarter 2000. Income tax expense rose $355,000, or 32.8% for the first nine months of 2001 versus the same period a year ago. The growth in income tax expense is the byproduct of similar increases in pretax income since effective federal income tax rates has remained relatively stable, as shown below:


                                     Third Quarter     Nine Months Year to Date
                                    2001      2000        2001        2000
                                    ----      ----        ----        ----
         Effective income tax rate  26.6%     25.0%       27.4%       26.2%

The marginal federal income tax bracket is 34% for all periods presented.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses and the other changes in the allowance for loan losses are shown below (in thousands) :

                                Quarter Ended               Nine Months Ended
                                September 30                  September 30
                                ------------                  ------------
                            2001          2000             2001         2000

Balance, beginning of
 period                   $   2,803     $  2,554        $  2,691      $   2,455
Recoveries                        1            0               3              4
Provision for loan loss
 charged to income              170           75             290            225
                          ---------     --------        --------      ---------

  Total                       2,974        2,629           2,984          2,684
Losses                           74           69              84            124
                          ---------     --------       ---------      ---------

Balance, end of period    $   2,900     $  2,560        $  2,900      $   2,560
                          =========     ========        ========      =========

         In the opinion of management, the allowance , when taken as a whole, is adequate to absorb reasonably estimated loa n losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses exceeds 50% at September 30, 2001.

         Loans 90 days or more past due (still accruing interest) and those on nonaccrual status were as follows at September 30 (in thousands):


                              90 Days or More
                                 Past Due                 Nonaccrual Status
                             -----------------            ------------------
                             2001         2000            2001          2000

Real estate mortgage      $     504     $    168        $      0      $       0
Installment loans                71           15               9             16
Commercial loans                 52          781              30              0
Credit card                       5            5               0              0
                          ---------     --------        --------      ---------

       Total              $     632     $    969        $     39      $      16
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

CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

         A comparison of Orrstown Financial Services' capital ratios to regulatory minimum requirements at September 30, 2001 is as follows:


                                         Orrstown Financial  Regulatory Minimum
                                             Services           Requirements

         Leverage ratio                        8.37%                 4%

         Risk based capital ratios:
           Tier I (core capital)              11.96%                 4%
         Combined tier I and tier II
           (core capital plus allowance
           for loan losses)                   13.15%                 8%

         The growth experienced during 2001 has been supported by capital growth in the form of retained earnings and the popularity of the dividend reinvestment plan which has added $718,000 to equity. Equity represented 8.42% of assets at September 30, 2001 which is down slightly from 8.55% at December 31, 2000.

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


Item 5 - Other Information
--------------------------

         None


Item 6 - Exhibits and Reports on Form 8 - K
-------------------------------------------

         (a) Exhibits:

             Exhibit Number Referred to
              Item 601 of Regulation S-K:       Description of Exhibit:

                Exhibit 27                        Financial Data Schedule

                Exhibit 99                        Report of Independent
                                                    Accountant's on Interim
                                                    Financial Statements

         (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 /s/          Kenneth R. Shoemaker
                                    ------------------------------------------
                                        (Kenneth R. Shoemaker, President)
                                           (Duly Authorized Officer)




                                 /s/           Bradley S. Everly
                                    ------------------------------------------
Date November 8, 2001               (Bradley S. Everly, Senior Vice President)
     ----------------                       (Chief Financial Officer)




                                 /s/           Robert B. Russell
                                    ------------------------------------------
                                         (Robert B. Russell, Controller)
                                           (Chief Accounting Officer)

                             DATA FINANCIAL SCHEDULE
                         FOR 10-Q AT SEPTEMBER 30, 2001



FISCAL YEAR END                      DEC-31-2001
PERIOD END                          SEPT-30-2001
CASH                                      9,128
INT-BEARING-DEPOSITS                        739
FED-FUNDS-SOLD                           26,817
TRADING-ASSETS                                0
INVESTMENTS-HELD-FOR-SALE                     0
INVESTMENTS-CARRYING                     66,714
INVESTMENTS-MARKET                       66,714
LOANS                                   247,889
ALLOWANCE                                 2,900
TOTAL-ASSETS                            368,944
DEPOSITS                                269,606
SHORT-TERM                               35,804
LIABILITIES-OTHER                         3,277
LONG-TERM                                29,200
COMMON                                      247
PREFERRED-MANDATORY                           0
PREFERRED                                     0
OTHER-SE                                 30,810
TOTAL-LIABILITIES-AND-EQUITY            368,944
INTEREST-LOAN                            14,517
INTEREST-INVEST                           3,177
INTEREST-OTHER                              328
INTEREST-TOTAL                           18,020
INTEREST-DEPOSIT                          6,444
INTEREST-EXPENSE                          8,210
INTEREST-INCOME-NET                       9,810
LOAN-LOSSES                                 290
SECURITIES-GAINS                             22
EXPENSE-OTHER                             7,576
INCOME-PRETAX                             5,236
INCOME-PRE-EXTRAORDINARY                  3,799
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                3,799
EPS-PRIMARY                                1.61
EPS-DILUTED                                1.61
YIELD-ACTUAL                               4.42
LOANS-NON                                    39
LOANS-PAST                                  632
LOANS-TROUBLED                                0
LOANS-PROBLEM                                 0
ALLOWANCE-OPEN                            2,691
CHARGE-OFFS                                  84
RECOVERIES                                    3
ALLOWANCE-CLOSE                           2,900
ALLOWANCE-DOMESTIC                        2,900
ALLOWANCE-FOREIGN                             0
ALLOWANCE-UNALLOCATED                     1,489