Form 10-K
period 2001-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2002-03-29
CIK 826154

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number:  33-18888

                        ORRSTOWN FINANCIAL SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                      23-2530374
------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania 17257
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:             (717) 532-6114
                                                                 -------------

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:

                                                      Title of each class

Common Stock, No Par Value                  The Common Stock is not registered
--------------------------                          on any exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of December 31, 2001, 2,378,608 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 92,765,712.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2001 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2002 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

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

                  Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its two subsidiaries, Orrstown Bank and Pennbanks Insurance Company Cell P1. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its ten branches are located in Shippensburg (2), Carlisle (2), Spring Run, Orrstown, Chambersburg (2), Greencastle and Mechanicsburg, Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary's officers. Pennbanks Insurance Company Cell P1 is a reinsurer of credit life, and disability insurance which services customers of Orrstown Bank. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown Bank.

                  Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of Orrstown, its subsidiary. On December 31, 2001, Orrstown had 99 full-time and 43 part-time employees.

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

                  Loans secured by equipment and/or other non real estate collateral normally do not exceed 70% of appraised value or cost, whichever is lower. Loans secured by real estate generally do not exceed 80% of the appraised value of the property. Loan to collateral values are monitored as part of the loan review, and appraisals are updated as deemed appropriate in the circumstances.

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

                  As of December 31, 2001, Orrstown had total assets of approximately $ 374 million, total shareholders' equity of approximately $ 31 million and total deposits of approximately $ 281 million.

Regulation and Supervision
--------------------------
                  Orrstown Financial Services (OFS) is a financial holding company, and is registered as such with the Board of Governors of the Federal Reserve System (FRB). OFS is subject to examination by the FRB and is restricted in its acquisitions, certain of which are prohibited and certain of which are subject to approval by the FRB.

                  A financial holding company generally may not acquire ownership or control of any company, including a bank, without prior approval of the Federal Reserve Board. In addition, federal law imposes certain restrictions on transactions between OFS and its subsidiary, Orrstown Bank. As an affiliate of Orrstown Bank, OFS is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by Orrstown Bank to its affiliates.

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

                  Based on their respective regulatory capital ratios at December 31, 2001, the corporation is considered well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Adequacy and Regulatory Matters" in management's discussion and analysis in the corporation's annual report as shown in Exhibit 13.

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

                  In 1999, the Gramm-Leach-Bliley Act was enacted. This federal legislation modernizes the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers. As a result of the legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with regard to insurance and securities activities. Moreover, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we serve. This could adversely impact our profitability.

                  In order to remain competitive, Orrstown Financial Services elected to be, and was approved as a financial holding company during March, 2000. A bank holding company, which does not qualify or does not elect to become a financial holding company under the Gramm-Leach-Bliley Act, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in nonbanking activities, except for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are set forth in Federal Reserve Board Regulation Y.

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

                  References under the caption "Regulation and Supervision" to applicable statutes, regulations and orders are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

Important Factors Relating to Forward Looking Statements
--------------------------------------------------------
                  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Corporation which are identified as forward-looking statements, the Corporation notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Corporation undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

                  As noted in "Regulation and Supervision", the Corporation is regulated by and subject to various regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.

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

Competition
-----------
                  Orrstown's principal market area consists of Franklin County and Cumberland County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Chambersburg, Shippensburg and Carlisle, Pennsylvania.

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

Item 2. Properties.
-------------------

                  Orrstown Bank owns buildings in Orrstown, Shippensburg, (2), Carlisle, Spring Run, Chambersburg, and Mechanicsburg, Pennsylvania. Offices of the bank are located in each of these buildings. It leases office space for its Greencastle branch.

In 2000, the corporation expanded its main offices located on King Street in Shippensburg, PA.

 Item 3.  Legal Proceedings.
----------------------------

                  Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect Orrstown Financial Services, Inc.'s operations or financial position.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

                  None

Executive Officers of Registrant
--------------------------------

                  The following table sets forth selected information about the principal officers of the holding company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board.



                                                            Held             Employee         Age as of
            Name/Office Held                                Since              Since           3/15/02

Joel R. Zullinger, Chairman
  of the Board                                               1991              (1)               53
Jeffrey W. Coy, Vice Chairman of
  the Board                                                  1988              (1)               50
Kenneth R. Shoemaker, President, CEO                         1987              1986              54
Bradley S. Everly, Senior Vice President,
  Treasurer                                                  1997              1997              50
Stephen C. Oldt, Executive
  Vice President, Assistant Secretary                        1987              1987              59
Philip E. Fague, Executive Vice President,
  Assistant Treasurer                                        2001              1988              42
Denver L. Tuckey, Secretary                                  1999              (1)               67
Jeffrey W. Embly, Vice President                             1999              1997              31

(1)  These officers are not employees of the Bank.

Senior Operating Officers of the Bank


                                                            Held           Bank Employee      Age as of
            Name/Office Held                                Since              Since           3/15/02
Kenneth R. Shoemaker, President,
  Chief Executive Officer                                    1987              1986              54
Stephen C. Oldt, Executive Vice
  President, Chief Operating Officer                         1987              1987              59
Philip E. Fague, Executive Vice President,                   1999/
  Chief Sales and Service Officer                            2000              1988              42
Bradley S. Everly, Senior Vice
  President, Chief Financial Officer                         1997              1997              50
Benjamin Stoops, Vice President,
  Chief Technology Officer                                   1998              1998              50
Jeffrey W. Embly, Vice President,
 Senior Loan Officer                                         1999              1997              31
Barbara E. Brobst, Vice President,
  Senior Trust Officer                                       2001              1997              43
Nathan A. Eifert, Assistant Vice President,
  Director of Marketing                                      2001              2000              33

                                       -9-

                                     Part II

Item 5. Market for Registrant's Common Stock and Related Security Holder
        Matters.
------------------------------------------------------------------------
                  Orrstown Financial Services, Inc.'s common stock is not traded on a national securities exchange, but is traded through the local and over the counter local markets under the symbol ORRF. At December 31, 2001, the approximate number of shareholders of record was approximately 2,149. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

                                    Market                  Cash                     Market                     Cash
                                    Price                 Dividend                    Price                   Dividend

Dividend (1)                                 2001                                              2000
                                High          Low                              High              Low
First Quarter                $ 38.10      $ 36.19           $ 0.143         $ 38.10          $ 36.19            $ 0.133
Second Quarter                 39.29        35.71             0.143           37.14            35.48              0.134
Third Quarter                  44.76        35.00             0.150           36.67            35.71              0.133
Fourth Quarter                 40.00        37.00             0.160           41.90            35.84              0.143

(1) Note: All per share data has been restated after giving retroactive recognition to a 5% stock dividend paid September 15, 2001.

See Note 15 to the financial statements for restrictions on the payment of dividends.

Item 6.  Selected Financial Data.
---------------------------------
                  The selected five-year financial data on page 23 of the annual shareholders' report for the year ended December 31, 2001 is incorporated herein by reference. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Management's discussion and analysis of financial condition and results of operations, on pages 16 through 21 of the annual shareholders' report are incorporated herein by reference. Item 8. Financial Statements and Supplementary Data.

                  The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 23 of the annual shareholders report for the year ended December 31, 2001 and are incorporated herein by reference. Certain statistical information required in addition to those included in the annual shareholders report are submitted herewith as follows.

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

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

              CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS


                                                 2001 Versus 2000                         2000 Versus 1999
                                                Increase (Decrease)                      Increase (Decrease)
                                                 Due to Change in                         Due to Change in
                                                                    Total                                    Total
                                        Average       Average      Increase      Average                    Increase
                                         Volume        Rate       (Decrease)     Volume     Average Rate   (Decrease)
  (000 omitted)
  Interest Income
    Loans (net of unearned
       discounts)                       $ 3,570      ( $ 1,300)    $ 2,270      $ 1,974       $   456         $ 2,430
    Taxable investment securities           121      (     326)   (    205)         645           433           1,078
    Nontaxable investment securities   (     56)     (      29)   (     85)    (    115)     (      1)       (    116)
    Other short-term investments            763      (     557)        206     (     63)           74              11
                                      ---------      ---------      ------   ----------       -------        --------
      Total interest income               4,398      (   2,212)      2,186        2,441           962           3,403
                                      ---------      ---------      ------   ----------       -------        --------
  Interest Expense

    Interest bearing demand                 699      (     630)         69          160           138             298
    Savings deposits                          4      (     169)   (    165)    (     57)     (     57)       (    114)
    Time deposits                           640      (      62)        578          780           383           1,163
    Short-term borrowings                   134      (     488)   (    354)         552           273             825
    Long-term borrowings                    371      (     140)        231           54            18              72
                                      ---------      ---------      ------   ----------       -------        --------
      Total interest expense              1,848      (   1,489)        359        1,489           755           2,244
                                      ---------      ---------      ------   ----------       -------        --------

         Net interest income                                       $ 1,827                                    $ 1,159
                                                                   =======                                    =======


                  Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                              INVESTMENT PORTFOLIO

                  The following table shows the maturities of investment securities at book value as of December 31, 2001, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                                                            After 5
                                                          After 1 year     years but
                                                          but within 5     within 10
                                           Within 1 year      years          years      After 10 years      Total
              (000 omitted)
Bonds:
    U. S. Treasury
        Book value                              $  51        $ 1,029          $   0           $   0        $ 1,080
        Yield                                    6.28%          6.06%             0%              0%          6.07%

    U. S. Government agencies
        Book value                              1,000              0          1,000               0          2,000
        Yield                                    6.42%             0%          6.50%              0%          6.46%

    State and municipal
        Book value                                  0              0            983          17,728         18,711
        Yield                                       0%             0%          9.24%           8.31%          8.36%

    Corporate
        Book value                                  0          1,993              0             941          2,934
        Yield                                       0%          5.08%             0%           3.02%          4.42%

    Trust preferred
        Book value                                  0              0              0           1,000          1,000
        Yield                                       0%             0%             0%           9.25%          9.25%
    Total book value                           $1,051         $3,022         $1,983        $ 19,669       $ 25,725
                                               ======         ======         ======        ========       ========

    Yield                                        6.41%          5.41%          7.86%           8.10%          7.70%
                                               ======         ======         ======        ========       ========
Mortgage-backed securities:

        Total book value                                                                                  $ 41,313
                                                                                                          ========
        Yield                                                                                                 6.27%
                                                                                                          ========
Equity Securities:
        Total book value                                                                                     $ 959
                                                                                                          ========
        Yield                                                                                                 3.45%
                                                                                                          ========
Total Investment Securities                                                                               $ 67,997
                                                                                                          ========
        Yield                                                                                                 6.77%
                                                                                                          ========


       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                                 LOAN PORTFOLIO

                  The following table presents the loan portfolio at the end of each of the last five years:

                                            2001             2000            1999             1998             1997
         (000 omitted)
Commercial, financial and agricultural     $ 28,534          $ 23,938       $ 21,503           $ 18,732       $ 10,275
Real estate -  Construction                  20,480            17,425         15,580             11,182          5,961
Real estate - Mortgage                      192,192           157,722        134,046            116,030         97,074
Installment and other  personal loans
    (net of  unearned discount)               8,610            10,096          9,562             12,688         15,021
                                          ---------         ---------      ---------          ---------      ---------
         Total loans                      $ 249,816         $ 209,181      $ 180,691          $ 158,632      $ 128,331
                                          =========         =========      =========          =========      =========

                  Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments and credit cards) at December 31, 2001:


                                                                           One to Five
                                                         Under One Year       years       Over Five Years       Total
         (000 omitted)
Commercial, financial and agricultural                        $ 4,530        $ 5,434           $ 18,570       $ 28,534
Real estate - Construction                                      2,830          3,389             14,261         20,480
                                                              -------        -------           --------       --------
         Total                                                $ 7,360        $ 8,823           $ 32,831       $ 49,014
                                                              =======        =======           ========       ========

                  The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2001:

                                                         Fixed Rate                               Variable
                                                           Loans                                 Rate Loans
         (000 omitted)
Due within one year                                        $ 2,104                                  $ 10,148
Due after one but within five years                         19,625                                     7,526
Due after five years                                        78,594                                   131,819
                                                         ---------                                 ---------
         Total                                           $ 100,323                                 $ 149,493
                                                         =========                                 =========




       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                         SUMMARY OF LOAN LOSS EXPERIENCE

                             Years Ended December 31

                                           2001              2000              1999             1998              1997
  (000 omitted)
Average total loans outstanding
    (net of unearned income)             $ 233,103         $ 192,902         $ 169,458        $ 144,013         $ 117,403
                                         =========         =========         =========        =========         =========
Allowance for loan losses,
    beginning of period                    $ 2,691           $ 2,455           $ 1,971          $ 1,767           $ 1,620
Additions to provision for loan
    losses charged to operations               504               360               547              270               215
Loans charged off during the year
    Commercial                                  67                99                97               15                 1
    Personal credit lines                       29                11                 7               23                32
    Installment                                  2                19                24               46                50
                                         ---------         ---------         ---------        ---------         ---------
Total charge-off's                              98               129               128               84                83
                                         ---------         ---------         ---------        ---------         ---------
Recoveries of loans previously
     charged off:
    Commercial                                   6                 1                59                3                 2
    Installment                                  1                 2                 1               10                12
    Personal credit lines                        0                 2                 5                5                 1
                                         ---------         ---------         ---------        ---------         ---------
Total recoveries                                 7                 5                65               18                15
                                         ---------         ---------         ---------        ---------         ---------
Net loans charged off (recovered)               91               124                63               66                68
                                         ---------         ---------         ---------        ---------         ---------
Allowance for loan losses, end of
    period                                 $ 3,104           $ 2,691           $ 2,455          $ 1,971           $ 1,767
                                         =========         =========         =========        =========         =========
Ratio of net loans charged off to
    average loans outstanding                  .04%              .06%              .04%             .05%              .06%
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

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                    NONACCRUAL, DELINQUENT AND IMPAIRED LOANS

                  The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days or more at December 31.

                                   2001     2000     1999     1998     1997
                                  ------   ------   ------   ------   ------
(000 omitted)
Nonaccrual loans                  $   56   $   12   $   64   $  486   $  473
                                  ======   ======   ======   ======   ======
Accrual loans:
    Restructured                  $    0   $    0   $    0   $    0   $    0
    30 through 89 days past due    2,244      865    3,420      823    2,398
    90 days or more past due         644      814       97      284      657
                                  ------   ------   ------   ------   ------
Total accrual loans               $2,888   $1,679   $3,517   $1,107   $3,055
                                  ======   ======   ======   ======   ======

                  See Note 6 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and discussion concerning impaired loans at December 31, 2001.

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

         The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                                                                               Years Ended December 31
                                                                      2001                                2000
                                                                          Percentage of                       Percentage of
                                                           Allowance      Loans to Total      Allowance      Loans to Total
                                                            Amount            Loans            Amount             Loans
     (000 omitted)
Commercial, financial and agricultural                         $ 466            11.42%            $  43            11.74%
Commercial, real estate secured                                  563            46.42               786            21.29
Real estate - Construction                                         0             8.20                 0             8.30
Real estate - Mortgage                                           350            30.51                56            53.86
Installment                                                       33             3.45                34             4.81
Unallocated                                                    1,692              0.0             1,772             0.00
                                                             -------           ------           -------           ------
         Total                                               $ 3,104           100.00%          $ 2,691           100.00%
                                                             =======           ======           =======           ======

                                                                               Years Ended December 31
                                                                      1999                                1998
                                                                          Percentage of                       Percentage of
                                                           Allowance      Loans to Total      Allowance      Loans to Total
                                                            Amount            Loans            Amount             Loans
     (000 omitted)
Commercial, financial and agricultural                         $  45            11.90%           $  255             9.93%
Commercial, real estate secured                                  609            18.03               416            19.43
Real estate - Construction                                         0             8.62                 0             7.05
Real estate - Mortgage                                            93            56.16               111            53.77
Installment                                                       27             5.29                34             9.82
Unallocated                                                    1,681             0.00             1,155             0.00
                                                             -------           ------           -------           ------
         Total                                               $ 2,455           100.00%          $ 1,971           100.00%
                                                             =======           ======           =======           ======

                                                                                       Years Ended December 31
                                                                                                1997

                                                                                                         Percentage of
                                                                               Allowance                Loans to Total
                                                                                 Amount                      Loans
     (000 omitted)                                                                  $  31                        8.00%
Commercial, financial and agricultural                                                354                       35.00
Commercial, real estate secured                                                         0                        4.64
Real estate - Construction                                                            188                       40.64
Real estate - Mortgage                                                                 12                       11.72
Installment                                                                         1,182                        0.00
                                                                                  -------                      ------
Unallocated                                                                       $ 1,767                      100.00%
                                                                                  =======                      ======
         Total

                                       16

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                    DEPOSITS

                  The average amounts of deposits are summarized below:

                                                                          Years Ended December 31
                                                         2001                       2000                      1999

      (000 omitted)
Demand deposits                                           $ 32,628                    $27,650                 $ 25,365
Interest bearing demand deposits                            99,103                     76,631                   71,176
Savings deposits                                            20,787                     20,628                   22,888
Time deposits                                              102,856                     91,214                   75,859
                                                         ---------                  ---------                ---------
      Total deposits                                     $ 255,374                  $ 216,123                $ 195,288
                                                         =========                  =========                =========

                  The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 2001:

                                                           (000 omitted)
            Three months or less                               $   3,405
            Over three months through twelve months                9,916
            Over one year through three years                      2,690
            Over three years                                       1,815
                                                              ----------
                                                                $ 17,826
                                                              ==========

          RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)

                  The following table presents a summary of significant earnings and capital ratios: (000 omitted)

                                2001           2000           1999

Average assets             $   340,428    $   285,903    $   250,529
Net income                 $     5,092    $     4,172    $     3,755
Average equity             $    29,612    $    23,954    $    22,067
Cash dividends paid        $     1,411    $     1,270    $     1,134
Return on assets                  1.50%          1.46%          1.50%
Return on equity                 17.20%         17.42%         17.02%
Dividend payout ratio            27.71%         30.48%         30.20%
Equity to asset ratio             8.70%          8.38%          8.81%

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                       CONSOLIDATED SUMMARY OF OPERATIONS


                                                                       Years Ended December 31
                                                    2001             2000            1999             1998            1997
     (000 omitted)
Interest income                                   $ 23,978        $ 21,758         $ 18,324        $ 16,109        $ 13,450
Interest expense                                    10,677          10,318            8,074           7,348           5,822
                                                  --------        --------         --------        --------        --------
Net interest income                                 13,301          11,440           10,250           8,761           7,628
Provision for loan losses                              504             360              547             270             215
                                                  --------        --------         --------        --------        --------
    Net interest income after provision
       for loan losses                              12,797          11,080            9,703           8,491           7,413
Other income:
Trust and brokerage services                         1,480           1,466            1,230             818             490
    Service charges - Deposits, other
       service charges, collection and
       exchange charges, commission and
       fees                                          2,634           1,818            1,623           1,313             942
Other operating income                                 366             458              728             122             119
                                                  --------        --------         --------        --------        --------
    Total other income                               4,480           3,742            3,581           2,253           1,551
                                                  --------        --------         --------        --------        --------
Income before operating expense                     17,277          14,822           13,284          10,744           8,964
Operating expenses:
    Salaries and employees benefits                  5,151           4,755            4,297           3,491           2,901
    Occupancy and equipment expense                  1,676           1,558            1,099             859             764
    Other operating expenses                         3,420           2,800            2,822           2,095           1,719
                                                  --------        --------         --------        --------        --------
    Total operating expenses                        10,247           9,113            8,218           6,445           5,384
                                                  --------        --------         --------        --------        --------
Income before income taxes                           7,030           5,709            5,066           4,299           3,580
Income tax                                           1,938           1,537            1,311           1,180             974
                                                  --------        --------         --------        --------        --------
    Net income applicable to common stock          $ 5,092         $ 4,172           $3,755          $3,119          $2,606
                                                  ========         =======           ======          ======          ======
Per share data:
    Basic earnings                                  $ 2.15          $ 1.78           $ 1.61          $ 1.35          $ 1.13
    Diluted earnings                                $ 2.12          $ 1.77           $ 1.61          $ 1.35          $ 1.13
    Cash dividends                                   $ .60           $ .54            $ .49           $ .42           $ .39
Weighted average shares:
    Basic                                        2,366,707       2,340,834        2,325,699       2,316,004       2,314,666
    Diluted                                      2,398,149       2,352,130        2,325,699       2,316,004       2,314,666



Item 9.  Disagreements on Accounting and Financial Disclosures.
---------------------------------------------------------------
                  Not applicable.
                                    PART III

         The information required by Items 10, 11, 12 and 13 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K.
--------------------------------------------------------------------------

                 (a) (1) - List of Financial Statements

                 The following consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2001, are incorporated by reference in
                 Item 8:

                            Consolidated balance sheets - December 31, 2001 and 2000
                            Consolidated statements of income - Years ended December 31, 2001, 2000, and 1999
                            Consolidated statements of shareholders' equity - Years ended December 31, 2001, 2000, and 1999 Consolidated statements of cash flows - Years ended December 31, 2001, 2000, and 1999
                            Notes to consolidated financial statements - December 31, 2001

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

                                ORRSTOWN FINANCIAL SERVICES, INC.
                                   (Registrant)

                                 By  /s/ Kenneth R. Shoemaker
                                     ------------------------------------------
                                     Kenneth R. Shoemaker, President
Dated:  March 25, 2002               (Duly authorized officer)

                                  By /s/ Bradley S. Everly
                                     ------------------------------------------
                                     Bradley S. Everly, Chief Financial Officer
                                    (Principal Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                              Title                           Date

/s/ Kenneth R. Shoemaker                         President, CEO and             March 25, 2002
-------------------------------------            Director
Kenneth R. Shoemaker

/s/ Anthony F. Ceddia                            Director                       March 25, 2002
--------------------------------------
Dr. Anthony F. Ceddia

/s/ Glenn W. Snoke                               Director                       March 25, 2002
-------------------------------------
Glenn W. Snoke

/s/ Gregory A. Rosenberry                        Director                       March 25, 2002
------------------------------------
Gregory A. Rosenberry

/s/ Joel R. Zullinger                            Chairman of the                March 25, 2002
------------------------------------             Board and Director
Joel R. Zullinger

/s/ Jeffrey W. Coy                               Vice Chairman                  March 25, 2002
-------------------------------------            of the Board
Jeffrey W. Coy                                   and Director


/s/ John S. Ward                                 Director                       March 25, 2002
---------------------------------------
John S. Ward

/s/ Denver L. Tuckey                             Secretary and                  March 25, 2002
---------------------------------------           Director
Denver L. Tuckey

/s/ Andrea Pugh                                  Director                       March 25, 2002
---------------------------------------
Andrea Pugh

                                                                      Exhibit 13
                        Orrstown Financial Services, Inc.

                          2001 Annual Financial Report

                                 C O N T E N T S

                                                                                         Page

INDEPENDENT AUDITOR'S REPORT                                                                 1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets                                                                          2
     Statements of income                                                                    3
     Statements of changes in shareholders' equity                                           4
     Statements of cash flows                                                                5
     Notes to consolidated financial statements                                         6 - 15

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                                            16 - 21

SUMMARY OF QUARTERLY FINANCIAL DATA                                                         22

SELECTED FIVE-YEAR FINANCIAL DATA                                                           23

MARKET, DIVIDEND AND INVESTOR INFORMATION                                                   24





                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Orrstown Financial Services, Inc.
Orrstown, Pennsylvania

                  We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                         /S/ Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania
January 29, 2002


Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES




ASSETS

                                                                              Dec. 31, 2001             Dec. 31, 2000

                                                                              (000 omitted)             (000 omitted)

Cash and due from banks                                                           $   12,650               $   11,021
Federal funds sold                                                                    24,347                    3,049
Interest bearing deposits with banks                                                     679                      172
Securities available for sale                                                         68,422                   69,919
Federal Home Loan Bank, Federal Reserve and Atlantic Central
   Bankers Bank stock, at cost which approximates market value                         1,703                    2,134
                                                                               -------------            -------------
                                                                                     107,801                   86,295
                                                                               -------------            -------------
Loans

    Commercial, financial and agricultural                                            28,534                   23,938
    Real estate - Mortgages                                                          192,192                  157,722
    Real estate - Construction and land development                                   20,480                   17,425
    Consumer                                                                           8,610                   10,096
                                                                               -------------            -------------
                                                                                     249,816                  209,181
    Less:  Allowance for loan losses                                           (       3,104)            (      2,691)
                                                                               -------------            -------------
                                                                                     246,712                  206,490
                                                                               -------------            -------------

Premises and equipment, net                                                            9,019                    9,269
Accrued interest receivable                                                            1,541                    2,016
Cash surrender value of life insurance                                                 5,923                    5,636
Other assets                                                                           2,732                    2,197
                                                                               -------------            -------------
           Total assets                                                            $ 373,728                $ 311,903
                                                                               =============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits

    Non-interest bearing                                                          $   39,881               $   31,716
    Interest bearing                                                                 241,287                  210,292
                                                                               -------------            -------------
                                                                                     281,168                  242,008
                                                                               -------------            -------------
Federal funds purchased and securities sold under agreements
  to repurchase                                                                       31,531                   18,426
Other borrowed funds                                                                  26,512                   21,802
Accrued interest and other liabilities                                                 3,355                    2,993
                                                                               -------------            -------------
           Total liabilities                                                         342,566                  285,229
                                                                               -------------            -------------

Shareholders' equity

    Common stock:  No par value - $ .1041 stated value per share,
       10,000,000 shares authorized with 2,378,608 shares issued at
       December 31, 2001; 2,240,744 shares issued at December 31, 2000                   248                      233
    Additional paid-in capital                                                        25,077                   19,360
    Retained earnings                                                                  5,557                    6,619
    Accumulated other comprehensive income                                               280                      462
                                                                               -------------            -------------
           Total shareholders' equity                                                 31,162                   26,674
                                                                               -------------            -------------

           Total liabilities and shareholders' equity                              $ 373,728                $ 311,903
                                                                               =============            =============










              THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

Consolidated Statements of Income

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES


                                                                   Years Ended December 31,

                                                                2001         2000         1999
                                                             ----------   ----------   ----------
                                                                         (000 omitted)
Interest and Dividend Income
Interest and fees on loans                                   $   19,308   $   17,033   $   14,613
Interest and dividends on investment securities
    U.S. Government and agencies                                  2,869        3,182        2,289
    Exempt from federal income tax                                  899          956        1,032
    Other investment income                                         902          587          390
                                                             ----------   ----------   ----------
       Total interest and dividend income                        23,978       21,758       18,324
                                                             ----------   ----------   ----------

Interest Expense
Interest on deposits                                              8,347        7,865        6,519
Interest on borrowed money                                        2,330        2,453        1,555
                                                             ----------   ----------   ----------
       Total interest expense                                    10,677       10,318        8,074
                                                             ----------   ----------   ----------

       Net interest income                                       13,301       11,440       10,250
                                                             ----------   ----------   ----------

Provision for loan losses                                           504          360          547
                                                             ----------   ----------   ----------

       Net interest income after provision for loan losses       12,797       11,080        9,703
                                                             ----------   ----------   ----------

Other Income
Service charges on deposit accounts                               1,890        1,174        1,080
Other service charges, commissions, and fees                        744          644          543
Trust department income                                           1,219        1,125          861
Brokerage income                                                    261          341          369
Securities gains                                                     11          114          423
Other income                                                        355          344          305
                                                             ----------   ----------   ----------
       Total other income                                         4,480        3,742        3,581
                                                             ----------   ----------   ----------

       Net interest income and other income                      17,277       14,822       13,284
                                                             ----------   ----------   ----------

Other Expenses
Salaries                                                          3,506        3,235        2,945
Employee benefits                                                 1,645        1,520        1,351
Occupancy expense of bank premises, net, and furniture and
   equipment expenses                                             1,676        1,558        1,100
Other operating expenses                                          3,420        2,800        2,822
                                                             ----------   ----------   ----------
       Total other expenses                                      10,247        9,113        8,218
                                                             ----------   ----------   ----------

       Income before income tax                                   7,030        5,709        5,066

Applicable income tax                                             1,938        1,537        1,311
                                                             ----------   ----------   ----------
       Net income                                            $    5,092   $    4,172   $    3,755
                                                             ==========   ==========   ==========

Earnings per share
    Basic earnings per share                                 $     2.15   $     1.78   $     1.61
    Weighted average shares outstanding                       2,366,707    2,340,834    2,325,699

    Diluted earnings per share                               $     2.12   $     1.77   $     1.61
    Weighted average shares outstanding                       2,398,149    2,352,130    2,325,699

Dividends per share                                          $      .60   $      .54   $      .49









               THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                     AN INTEGRAL PART OF THESE STATEMENTS.

Consolidated Statements of Changes in Shareholders' Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                                            Years Ended December 31, 2001, 2000, and 1999
                                                                                        Accumulated
                                                      Additional                          Other                 Total
                                          Common        Paid-In        Retained        Comprehensive        Shareholders'
                                           Stock        Capital        Earnings           Income               Equity

                                                                            (000 omitted)

Balance, December 31, 1998                    214         12,476           6,863            1,527                21,080
Comprehensive income
     Net income                                 0              0           3,755                0                 3,755
     Change in unrealized (loss) on
       investment securities available
       for sale, net of tax of $ 1,084          0              0               0        (   2,105)            (   2,105)
                                                                                                              ---------
         Total comprehensive income                                                                               1,650
                                                                                                              ---------
     Cash dividends ($ .49 per share)           0              0      (    1,134)               0             (   1,134)
     Stock dividends issued                    16          5,720      (    5,736)               0                     0
     Cash paid in lieu of fractional
       stock dividends                          0              0      (       31)               0             (      31)
     Issuance of stock through dividend
       reinvestment plan                        1            302               0                0                   303
                                          -------      ---------      ----------        ---------             ---------
Balance, December 31, 1999                    231         18,498           3,717        (     578)               21,868
Comprehensive income
     Net income                                 0              0           4,172                0                 4,172
     Change in unrealized gain on
       investment securities available
       for sale, net of tax of $ 536            0              0               0            1,040                 1,040
                                                                                                              ---------
         Total comprehensive income                                                                               5,212
                                                                                                              ---------
     Cash dividends ($ .54 per share)           0              0      (    1,270)               0             (   1,270)
     Issuance of stock through employee
       stock purchase plan                      0             28               0                0                    28
     Issuance of stock through dividend
       reinvestment plan                        2            834               0                0                   836
                                          -------      ---------      ----------        ---------             ---------
Balance, December 31, 2000                    233         19,360           6,619              462                26,674
Comprehensive income
     Net income                                 0              0           5,092                0                 5,092
     Change in unrealized gain on
       investment securities available
       for sale, net of tax of $ 94             0              0               0        (     182)            (     182)
                                                                                                              ---------
         Total comprehensive income                                                                               4,910
                                                                                                              ---------
     Cash dividends ($ .60 per share)           0              0      (    1,411)               0             (   1,411)
     Stock dividends issued                    12          4,711      (    4,723)               0                     0
     Cash paid in lieu of fractional
       stock dividends                          0              0      (       20)               0             (      20)
     Issuance of stock through
       employee stock purchase plan/
       stock option plan                        1             73               0                0                    74
     Issuance of stock through dividend
       reinvestment plan                        2            933               0                0                   935
                                          -------      ---------      ----------        ---------             ---------
Balance, December 31, 2001                  $ 248       $ 25,077         $ 5,557          $   280              $ 31,162
                                          =======      =========      ==========        =========             =========

               THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THESE STATEMENTS.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                                                               Years Ended December 31

                                                                   2001               2000                 1999
                                                                -----------       -------------        ------------
                                                                                  (000 omitted)
Cash flows from operating activities:

   Net income                                                     $   5,092           $   4,172         $     3,755
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                     828                 735                 528
      Provision for loan losses                                         504                 360                 547
      (Gain) loss on disposal of other real estate owned        (         4)       (          7)                 54
      (Gain) loss on disposal of bank premises and equipment              3        (         21)                  0
      Deferred income taxes                                     (       113)       (          7)       (        103)
      Securities (gains) losses                                 (        11)       (        114)       (        423)
      Increase in cash surrender value of life insurance        (       286)       (        252)       (        285)
      (Increase) decrease in accrued interest receivable                474        (        416)       (        364)
      Increase (decrease) in accrued interest payable           (       210)                192        (      1,707)
      Other net                                                         387        (         19)                143
                                                                -----------       -------------        ------------
Net cash provided by operating activities                             6,664               4,623               2,145
                                                                -----------       -------------        ------------

Cash flows from investing activities:
   Net (increase) in interest bearing deposits
     with banks                                                 (       507)       (         57)       (         88)
   Sales of available for sale securities                             5,427              11,786               6,895
   Maturities of available for sale securities                       36,239               6,820               2,500
   Purchases of available for sale securities                   (    40,433)       (     26,381)       (     22,763)
   (Purchases) redemption  of FHLB stock                                431        (        625)       (        225)
   Net (increase) in loans                                      (    41,118)       (     28,562)       (     22,130)
   Purchases of bank premises and equipment                     (       512)       (      3,153)       (      2,071)
   Proceeds from disposal of other real estate owned                    180                  59                 286
   Proceeds from disposal of bank premises and equipment                  4                  50                   0
                                                                -----------       -------------        ------------
Net cash (used) by investing activities                         (    40,289)       (     40,063)       (     37,596)
                                                                -----------       -------------        ------------

Cash flows from financing activities:

   Net increase in deposits                                          39,160              37,619              20,631
   Net increase in federal funds purchased
     and securities sold under agreements to repurchase              13,105               3,019               9,173
   Proceeds from debt                                                 8,025                 700                   0
   Payment on debt                                              (     3,316)       (          7)       (          6)
   Cash dividends paid                                          (     1,411)       (      1,270)       (      1,134)
   Cash paid in lieu of fractional stock dividends              (        20)                  0        (         31)
   Proceeds from sale of stock                                        1,009                 864                 303
                                                                -----------       -------------        ------------
Net cash provided by financing activities                            56,552              40,925              28,936
                                                                -----------       -------------        ------------
Net increase (decrease) in cash and cash equivalents                 22,927               5,485        (      6,515)

Cash and cash equivalents, beginning balance                         14,070               8,585              15,100
                                                                -----------       -------------        ------------

Cash and cash equivalents, ending balance                          $ 36,997            $ 14,070           $   8,585
                                                                ===========       =============        ============

Supplemental disclosure of cash flows information:
  Cash paid during the year for:
      Interest                                                     $ 10,887            $ 10,081           $   9,781
      Income taxes                                                    2,200               1,565               1,385

Supplemental schedule of noncash investing and
  financing activities:
   Other real estate acquired in settlement of loans                    392                  53                   0
   Unrealized gain (loss) on investment securities
     available for sale (net of tax effects)                    (       182)              1,040        (      2,105)


               THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                      AN INTEGRAL PART OF THESE STATEMENTS.

Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

     Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its subsidiaries, Orrstown Bank, and Pennbanks Insurance Company Cell P1. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties. Its ten branches are located in Shippensburg (2), Carlisle (2), Spring Run, Orrstown, Chambersburg (2), Mechanicsburg and Greencastle, Pennsylvania. Pennbanks Insurance Company Cell P1 is a reinsurer of credit, life, and disability insurance which services customers of Orrstown Bank.

Principles of consolidation

     The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, Orrstown Bank and Pennbanks Insurance Company Cell P1. All significant intercompany transactions and accounts have been eliminated.

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

Investment securities

     In accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) the Corporation may segregate their investment portfolio into three specific categories: "securities held to maturity", "trading securities" and "securities available for sale". Securities held to maturity are to be accounted for at their amortized cost; securities classified as trading securities are to be accounted for at their current market value with unrealized gains and losses on such securities included in current period earnings; and securities classified as available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.

     Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Corporation has the ability at the time of purchase to hold securities until maturity, they are classified as securities held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

     The Corporation has classified all of its investment securities as "available for sale".

     Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Corporation's results of operations.

Cash flows

     For purposes of the Statements of Cash Flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and Due From Banks" and "Federal Funds Sold". As permitted by Statement of Financial Accounting Standards No. 104, the Corporation has elected to present the net increase or decrease in deposits in banks, loans, and deposits in the Statements of Cash Flows.

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

Intangibles

     Intangible costs are amortized on a straight-line basis over fifteen years.

Advertising

     The Corporation follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $ 196,000, $ 167,000, and $ 138,000 for 2001, 2000, and 1999, respectively.

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

Nonaccrual /Impaired loans

       The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless fully collateralized. Subsequent payments received either are applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

Foreclosed real estate

       Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying value or fair value less estimated cost to sell of the underlying collateral. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell.

Earnings per share of common stock

       Earnings per share of common stock were computed based on a weighted average shares of common stock outstanding of 2,366,707 in 2001; 2,340,834 in 2000; and 2,325,699 in 1999 after giving retroactive recognition to a 5% stock dividend in September 2001 and a 7-1/2% stock dividend issued in November 1999. Fully diluted earnings per share were computed based on a weighed average shares of common stock outstanding of 2,398,149 in 2001, 2,352,130 in 2000 and 2,325,699 in 1999 after giving retroactive recognition to the stock dividends mentioned above. See Note 10 for further information on stock options.

Federal income taxes

       For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these and timing differences in depreciation expense, deferred income taxes are provided in the financial statements. See Note 11 for further details.

Fair values of financial instruments

       Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Short-Term Borrowings. The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Borrowings. The fair value of the Corporation's long-term debt is estimated using a discounted cash flow analysis based on the Corporation's current incremental borrowing rate for similar types of borrowing arrangements.

Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments. The Corporation generally does not charge commitment fees. Fees for standby letters of credit and their off-balance-sheet instruments are not significant.

Comprehensive income

       The Corporation has adopted Statement of Financial Accounting Standards
(SFAS) No. 130 - Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency transactions; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

       The Corporation has elected to report its comprehensive income in the statement of shareholders' equity. The only element of "other comprehensive income" that the Corporation has is the unrealized gain or loss on available for sale securities.

           The components of the change in net unrealized gains (losses) on securities were as follows:


                                                                            2001           2000         1999
                                                                                       (000 Omitted)
Gross unrealized holding gains (losses) arising during the year         ($     265)        $ 1,690     ($ 2,766)
Reclassification adjustment for (gains) losses realized in net income   (       11)     (      114)    (    423)
                                                                         ---------       ---------     --------
Net unrealized holding gains (losses) before taxes                      (      276)          1,576     (  3,189)
Tax effect                                                                      94      (      536)       1,084
                                                                        ----------      ----------     --------
Net change                                                              ($     182)        $ 1,040     ($ 2,105)
                                                                        ==========      ==========     ========


NOTE 2.    INVESTMENTS
           At December 31, 2001 and 2000 the investment securities portfolio was comprised of securities classified as "available for sale", resulting in investment securities being carried at fair value.

           The amortized cost and fair values of investment securities available for sale at December 31 were:

                                                                                       Gross           Gross
                                                                   Amortized        Unrealized       Unrealized            Fair
                                                                     Cost             Gains            Losses            Value
                                                                   --------          --------         --------          --------
                                                                                           (000 omitted)
                                                                                               2001
U. S. Treasury securities and obligations of U. S. Government
  corporations and agencies                                        $  3,079          $     63         $      0          $  3,142
Obligations of states and political subdivisions                     18,712               644               87            19,269
Mortgage-backed securities                                           41,312                91              469            40,934
Corporate bonds                                                       3,934                33               30             3,937
Equity securities                                                       960               259               79             1,140
                                                                   --------          --------         --------          --------
           Totals                                                  $ 67,997          $  1,090         $    665          $ 68,422
                                                                   ========          ========         ========          ========


2000

U. S. Treasury securities and obligations of U. S. Government
  corporations and agencies                                        $ 35,501          $     74          $   160          $ 35,415
Obligations of states and political subdivisions                     15,598               791               14            16,375
Mortgage-backed securities                                           12,709                14              153            12,570
Corporate bonds                                                       4,413                38                0             4,451
Equity securities                                                       998               217              107             1,108
                                                                   --------          --------         --------          --------
           Totals                                                  $ 69,219          $  1,134         $    434          $ 69,919
                                                                   ========          ========         ========          ========

           The amortized cost and fair values of investment securities available for sale at December 31, 2001, by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized
                                                 Cost        Fair Value
                                                     (000 omitted)

Due in one year or less                         $ 1,051        $ 1,057
Due after one year through five years             3,021          3,072
Due after five years through ten years            2,545          2,633
Due after ten years                              19,108         19,586
Mortgage-backed securities                       41,312         40,934
Equity securities                                   960          1,140
                                               --------       --------
                                               $ 67,997       $ 68,422
                                               ========       ========

         Proceeds from sales of securities available for sale during 2001, 2000, and 1999 were $ 5,427,000, $ 11,786,000, and $ 6,895,000, respectively. Gross gains and losses on 2001 sales were $ 57,840 and $ 46,394, respectively. Gross gains and losses on 2000 sales were $ 124,080 and $ 9,749, respectively. Gross gains and losses on 1999 sales were $ 425,864 and $ 2,340, respectively.

         The Corporation owns $ 1,460,000 of Federal Home Loan Bank stock, $ 54,000 of Atlantic Central Bankers Bank stock and $ 189,000 of Federal Reserve Bank stock at December 31, 2001. At December 31, 2000 the Corporation's stock ownership was $ 1,890,800 of Federal Home Loan Bank stock, $ 54,000 of Atlantic Central Bankers Bank stock and $ 189,000 of Federal Reserve Bank stock. Market value approximates cost since none of the stocks are actively traded.

         Securities carried at $ 48,332,000 and $ 55,257,000 at December 31, 2001 and 2000, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 3.CONCENTRATION OF CREDIT RISK

         The Corporation grants agribusiness, commercial, residential and consumer loans to customers in South Central Pennsylvania, principally Franklin and Cumberland Counties. Although the Corporation maintains a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon economic sectors for construction contractors, non-residential building operators, and hotel and motel operators. Management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but generally includes equipment and real estate.

NOTE 4. ALLOWANCE FOR LOAN LOSSES
           Activity in the allowance for loan losses is summarized as follows:

                                                                          2001               2000             1999
                                                                                         (000 omitted)
                Balance at beginning of period                           $ 2,691            $ 2,455           $ 1,971
                Recoveries                                                     7                  5                65
                Provision for loan losses charged to income                  504                360               547
                                                                         -------            -------           -------
                    Total                                                  3,202              2,820             2,583
                Losses                                                        98                129               128
                                                                         -------            -------           -------
                Balance at the end of period                             $ 3,104            $ 2,691           $ 2,455
                                                                         =======            =======           =======


NOTE 5. LOANS TO RELATED PARTIES
           The Corporation has granted loans to the officers and directors of the Corporation and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 1,601,000 at December 31, 2001, and $ 1,863,000 at December 31, 2000. During 2001, $ 655,000 of new loans were made and repayments totaled $ 1,017,000.

           Outstanding loans to employees totaled $ 1,405,462 and $ 825,298 at December 31, 2001 and 2000, respectively.

NOTE 6. NONACCRUAL LOANS
           The following table shows the principal balances of nonaccrual loans as of December 31:

                                                                  2001                  2000             1999
           Nonaccrual loans                                     $ 56,000              $ 12,000         $ 64,000
                                                                ========              ========         ========
           Interest income that would have been accrued
             at original contract rates                         $  8,636              $  1,446         $  6,608
           Amount recognized as interest income                    4,028                   770                0
                                                                --------             ---------        ---------
                    Foregone revenue                            $  4,608              $    676         $  6,608
                                                                ========              ========         ========

           The Corporation had no impairment of loans as of December 31, 2001, 2000, and 1999 as defined by Statements of Financial Accounting Standard No. 114 and 118.

         During 2001, the Corporation foreclosed on loans secured by three real estate properties. Two of these properties were sold during 2001 at a gain of $ 4,150, which is included in other income on the statement of income. The remaining property has a recorded value of $ 211,317 and is included in other assets on the balance sheet at December 31, 2001.

NOTE 7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
           The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

           The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                                                                        Contract or
                                                                                                       Notional Amount
                                                                                                   2001                 2000
                                                                                                           (000 omitted)
           Financial instruments whose contract amounts represent credit risk at December 31:
                Commitments to extend credit                                                      $ 46,732              $ 32,935
                Standby letters of credit and financial guarantees written                           4,758                 4,541

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

           Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation holds collateral supporting those commitments when deemed necessary by management.

NOTE 8. PREMISES AND EQUIPMENT
           A summary of bank premises and equipment is as follows:


                                                                                  2001                     2000
                                                                                           (000 omitted)
           Land                                                                 $      851               $      950
           Buildings and improvements                                                6,526                    6,452
           Leasehold improvements                                                      199                      189
           Furniture and equipment                                                   5,823                    5,306
           Construction in progress                                                     89                       93
                                                                                 ---------                ---------
                    Total                                                           13,488                   12,990
           Less accumulated depreciation and amortization                            4,469                    3,721
                                                                                 ---------                ---------
                    Bank premises and equipment, net                             $   9,019                $   9,269
                                                                                 =========                =========

             Depreciation expense amounted to $ 755,174 in 2001, $ 670,295 in 2000, and $ 485,477 in 1999. During 2000, interest expense of $ 50,250 was capitalized for interest costs incurred during the renovation of the Corporation's Shippensburg property and construction of its Mechanicsburg branch office. This amount was netted against interest expense on borrowed money on the statements of income.

NOTE 9. RETIREMENT PLANS
           The Corporation maintains a 401(k) profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Employer contributions to the plan are based on corporate performance and are at the discretion of the Corporation's Board of Directors. In addition, there is a provision for an employer match of 50 cents on the dollar for employee contributions up to 6% of the employees' eligible compensation. Substantially all of the Corporation's employees are covered by the plan and the contributions charged to operations were $ 538,062, $ 521,029, and $ 439,957 for 2001, 2000, and 1999, respectively.

           The Corporation has a deferred compensation arrangement with certain present and former board directors whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Corporation's obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $ 155,118 and $ 162,691 at December 31, 2001 and 2000, respectively. Total annual expense for this deferred compensation plan was $ 19,064 for 2001, 2000, and 1999.

           The Corporation also has a supplemental discretionary deferred compensation plan for executive officers and directors. The plan is funded annually with salary and fee reductions which are placed in a trust account invested by the Corporation's trust department. Total amount contributed to the plan was $ 44,300, $ 46,000, and $ 42,308 for 2001, 2000, and 1999,
respectively.

         The Corporation adopted four supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid totaled $ 516,952 and $ 347,672 at December 31, 2001 and 2000, respectively which is included in other liabilities. Total annual expense for these plans amounted to $ 175,460, $ 163,083, and $ 155,474 for 2001, 2000, and 1999, respectively.

NOTE 10.   STOCK COMPENSATION PLANS
           During 2000 the Corporation implemented two stock option plans (one for employees and one for nonemployee directors). Under the Corporation's stock option plans the Corporation may grant options to its directors, officers and employees for up to 241,500 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the plans. The exercise price of each option equals the market price of the Corporation's stock on the date of grant and an option's maximum term is ten years.

           A summary of the status of the Corporation's stock option plans at December 31, 2001 and 2000 is presented below:


                                                                Weighted Average                      Weighted Average
                                                  Shares         Exercise Price            Shares      Exercise Price
                                                  ------------------------------           ----------------------------
                                                           2001                                    2000

           Outstanding at beginning of year       20,190            $ 35.95                    --               --

           Granted                                21,127              38.13                20,190          $ 35.95
           Exercised                                 257              37.62                    --               --
           Forfeited                                  --                 --                    --               --
                                                  ------            -------               -------          -------
           Options exercisable at year end        41,060            $ 37.07                20,190          $ 35.95
                                                  ======            =======                ======          =======

           Weighted-average fair value of options
             granted during the year             $ 13.75                                  $ 10.03
                                                 =======                                  =======

           Information pertaining to options outstanding at December 31, 2001 is as follows:

                                              Options Outstanding                        Options Exercisable
                              --------------------------------------------------      --------------------------------
                                               Weighted Average      Weighted
                                 Number           Remaining          Average             Number       Weighted Average
           Exercise Prices    Outstanding       Contractual Life  Exercise Price       Exercisable     Exercise Price
               $ 37.62           2,503            8.25 years          $ 37.62             2,503            $ 37.62
               $ 35.71          17,430            8.50 years          $ 35.71            17,430            $ 35.71
               $ 37.74           2,752            9.25 years          $ 37.74             2,752            $ 37.74
               $ 38.19          18,375            9.50 years          $ 38.19            18,375            $ 38.19
                                ------                                                   ------
           Outstanding at
             end of year        41,060            8.98 years          $ 37.07            41,060            $ 37.07
                                ======                                                   ======

           The Corporation applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                     Years Ended December 31,
                                                                                      2001              2000
                                                                                (In thousands, except per share data)

                  Net income                     As reported                         $ 5,092          $ 4,172
                                                 Pro forma                             4,900            4,040

                  Earnings per share             As reported                         $  2.15          $  1.78
                                                 Pro forma                              2.07             1.73

                  Earnings per share -           As reported                         $  2.12           $ 1.77
                     assuming dilution           Pro forma                              2.04             1.72

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      Years Ended December 31,
                                                       2001              2000
                  Dividend yield                       1.5%              1.5%
                  Expected life                     9.47 years        8.47 years
                  Expected volatility                 19.77%            16.06%
                  Risk-free interest rate              5.33%             5.60%

           During 2000 the Corporation implemented an employee stock purchase plan under which 78,750 shares of common stock have been reserved for issuance to employees. The number of shares which may be issued to each participant is determined annually, based on individual earnings, and their cost is equal to 85% of the fair market value as established by the average of the average of the daily high bid and daily low offer quotations for the shares reported in the OTC Bulletin Board service, during the ten trading days immediately preceding the date of purchase. If no bid or offer quotation for the shares is reported through the OTC Bulletin Board service during the ten business day period, the fair market value is the price of the last trade reported through the OTC Bulletin Board service prior to the purchase date. A total of 75,806 shares of common stock remained reserved at December 31, 2001 for future grants under the plan. Employees purchased 2,030 and 914 shares at a weighted average price of $
31.00 and $ 30.94 per share in 2001 and 2000, respectively.

           Shares of common stock registered and available for issuance through approved plans at December 31, 2001 are as follows:

                                                    Number
                                                  of Shares
Stock option plans                                 200,183
Employee stock purchase plan                        75,806
Dividend reinvestment plan                         388,867
                                                   -------
                                                   664,856

NOTE 11.   INCOME TAXES
            The components of federal income tax expense are summarized as follows:

                                                                2001               2000          1999
                                                                               (000 omitted)
        Current year provision                                 $ 2,051            $ 1,530        $ 1,599
        Deferred income taxes (benefits)                         ( 113)                 7           (288)
                                                               -------            -------        -------
            Net federal income tax expense                     $ 1,938            $ 1,537        $ 1,311
                                                               =======            =======        =======


           Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $ 1,392,288, $ 1,426,800, and $ 1,515,383 for 2001, 2000, and 1999, respectively.

           A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

                                                                              2001             2000              1999
                Federal income tax rate                                       34.0%            34.0%             34.0%
                Reduction resulting from:
                    Nontaxable income                                          6.4              7.1               8.1
                                                                              ----             ----              ----
                Effective income tax rate                                     27.6%            26.9%             25.9%
                                                                              ====             ====              ====

           Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation and unrealized gains on available for sale securities. Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses, directors' deferred compensation and unrealized losses on available for sale securities. The net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets include the following components:

                                                                                      (000 Omitted)

                                                                             2001                     2000
                Total deferred tax assets                                   $ 1,330                  $ 1,116
                Total deferred tax liabilities                                 (615)                    (635)
                                                                            -------                  -------
                    Net deferred tax asset (liability)                      $   715                  $   481
                                                                            =======                  =======


           The Corporation has not recorded a valuation allowance for deferred tax assets as they feel that it is more likely than not that they will be ultimately realized.

NOTE 12. DEPOSITS
           Included in interest bearing deposits at December 31 are NOW account products with balances totaling $ 108,228,000, and $ 69,994,000 for 2001 and 2000, respectively. Also included in interest bearing deposits at December 31, 2001 and 2000 are money market account products with balances totaling $ 11,680,000 and $ 10,269,000, respectively.

           At December 31, 2001 and 2000 time deposits of $ 100,000 and over aggregated $ 17,826,000 and $ 30,538,000, respectively. Interest expense on time deposits of $ 100,000 and over was $ 1,336,000, $ 1,181,000, and $ 484,000, for
2001, 2000, and 1999, respectively.

           At December 31, 2001 the scheduled maturities of certificates of deposit are as follows:

                           2002                               $ 73,298
                           2003                                 10,674
                           2004                                  8,354
                           2005                                  3,872
                           2006                                  2,742
                           Thereafter                              988
                                                              --------
                                                              $ 99,928

           The Corporation accepts deposits of the officers and directors of the Corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $ 1,186,000 and $ 1,201,000 at December 31, 2001 and 2000, respectively.

NOTE 13.   LIABILITIES FOR BORROWED MONEY
           Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                 2001             2000
           Average balance during the year                                  $ 23,311,000      $ 17,969,000
           Average interest rate during the year                                 3.66%             5.86%
           Maximum month-end balance during the year                        $ 35,714,000      $ 28,767,000
           Securities underlying the agreements at year-end:
                Carrying value                                              $ 27,118,000      $ 35,049,000
                Estimated fair value                                        $ 26,559,000      $ 35,389,000


           At December 31, the Corporation had long-term notes outstanding with the Federal Home Loan Bank of Pittsburgh as follows:

                          Amount                                                  Convertible        Frequency & Basis
              -------------------------------      Maturity      Interest         to Adjustable        for Adjustable
                   2001              2000            Date          Rate               Rate                  Rate
               $  1,000,000      $ 1,000,000          1/04         6.42%
                  1,000,000        1,000,000          4/03         6.58%
                          0        3,000,000          3/02         6.54%
                  3,000,000        3,000,000         10/02         5.73%               (1)
                  7,500,000        7,500,000          9/08         5.06%             9/15/03        Quarterly based on 3 months
                                                                                                    LIBOR plus .15%
                  5,000,000        5,000,000         10/08         4.66%             10/7/03        Quarterly based on 3 months
                                                                                                    LIBOR plus .15%
                  5,000,000                0          2/11         4.50%             2/7/02         Quarterly based on 3 months
                                                                                                    LIBOR plus .19%
                  3,000,000                0          3/11         3.94%             3/25/02        Quarterly based on 3 months
               ------------     ------------                                                        LIBOR plus .13%

               $ 25,500,000     $ 20,500,000
               ============     ============

(1) The 3 month LIBOR is evaluated quarterly and the loan converts to an adjustable rate if the 3 month LIBOR is greater than 7%. The rate would then adjust quarterly based on 3 month LIBOR plus .08%.

           Interest rates are fixed, but, as indicated above, some of the notes can convert to adjustable rates. Interest only is paid on a monthly basis. The notes contain prepayment penalty charges, but management has no intention to pay off early.

           In addition to the aforementioned long-term notes the Corporation obtained a term loan in 1994 of $ 350,000 and two additional $ 350,000 term loans in 2000 with the Federal Home Loan Bank of Pittsburgh. The maturity dates and applicable fixed interest rates on the remaining balance at December 31 are as follows:

                                    Amount
                        ------------------------------
                           2001               2000                Maturity Date                    Rate
                        $       0         $   315,579                  2/01                        5.58%
                          350,000             350,000                  4/20                        7.40%
                          350,000             350,000                  4/05                        7.35%
                       ----------       -------------
                        $ 700,000         $ 1,015,579
                        =========         ===========


           In addition, the Corporation has available a $ 5 million line of credit with the Federal Home Loan Bank of Pittsburgh. The interest rate is variable and can change daily based on FHLR's cost of borrowing. Collateral for all outstanding advances and the line consists of certain securities and the Corporation's 1-4 family mortgage loans totaling $ 98,712,000 and $ 85,868,000 at December 31, 2001 and 2000, respectively. The Corporation also has available a line of credit with Atlantic Central Bankers Bank of $ 6 million at December 31, 2001 and 2000. The ACBB line of credit is unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under either line of credit at December 31, 2001 or 2000.

           Also included in other borrowed funds are borrowings against certain life insurance policies that are used to fund deferred compensation benefits for certain directors. Interest rates are fixed at 8%. Collateral is the cash surrender value of the policies as disclosed in Note 9. Total balance of these loans was $ 312,000 and $ 287,000 at December 31, 2001 and 2000, respectively.

           Total interest on the aforementioned borrowings charged to operations was $ 1,420,799, $ 1,189,847, and $ 1,106,695 for 2001, 2000, and 1999,
respectively.

NOTE 14. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
           The following are the condensed balance sheets, income statements and statements of cash flows for the parent company:

                                 Balance Sheets
                                   December 31

Assets                                                                                2001           2000
                                                                                          (000 omitted)
           Cash                                                                      $  1,264        $    579
           Securities available for sale                                                2,112           2,022
           Investment in wholly-owned subsidiaries                                     28,882          24,968
           Property and equipment (net of depreciation)                                     6             104
           Other assets                                                                    57              84
                                                                                     --------        --------
                    Total assets                                                     $ 32,321        $ 27,757
                                                                                     ========        ========

                Liabilities

           Accrued expenses                                                          $    393        $    345
           Deferred taxes                                                                  66              38
           Notes payable                                                                  700             700
                                                                                     --------        --------
                    Total liabilities                                                   1,159           1,083
                                                                                     --------        --------

               Shareholders' Equity

           Common stock, no par value - $ .1041 stated value per share,
             10,000,000 shares authorized with 2,378,608 shares issued
             at December 31, 2001; 2,240,744  shares issued at December 31, 2000          248             233
           Additional paid-in capital                                                  25,077          19,360
           Retained earnings                                                            5,557           6,619
           Accumulated other comprehensive income                                         280             462
                                                                                     --------     -----------
                    Total shareholders' equity                                         31,162          26,674
                                                                                     --------       ---------
                    Total liabilities and shareholders' equity                       $ 32,321        $ 27,757
                                                                                     ========        ========

                                Income Statements
                             Years Ended December 31

                                                                            2001            2000             1999
                                                                                         (000 omitted)
                Income
           Dividends from wholly-owned subsidiary                          $ 1,000        $ 1,069           $   910
           Other interest and dividend income                                  115            102                38
           Gain on sale of investment securities                                 1             45               421
                                                                           -------        -------           -------
                    Total Income                                             1,116          1,216             1,369
                                                                           -------        -------           -------
                Expenses
           Interest on borrowings                                               52             36                 0
           Other expenses                                                      161            156               281
                                                                           -------        -------           -------
                    Total Expenses                                             213            192               281
                                                                           -------        -------           -------
           Income before income taxes and equity in
                undistributed income of subsidiaries                           903          1,024             1,088
           Income tax expense (benefit)                                        (39)           (22)               56
                                                                           -------        -------           -------
           Income before equity in undistributed income
                of subsidiaries                                                942          1,046             1,032
                                                                           -------        -------           -------
                Equity in undistributed income of
                    Subsidiaries
           Net income of subsidiaries                                        5,150          4,195             3,633
           Less: dividends                                                  (1,000)        (1,069)             (910)
                                                                           -------        -------           -------
           Equity in undistributed net income of subsidiaries                4,150          3,126             2,723
                                                                           -------        -------           -------

                    Net income                                             $ 5,092        $ 4,172           $ 3,755
                                                                           =======        =======           =======



                            Statements of Cash Flows
                             Years Ended December 31

                                                                            2001            2000             1999
                                                                                         (000 omitted)
           Cash flows from operating activities:
               Net income                                                  $ 5,092        $ 4,172           $ 3,755
               Adjustments to reconcile net income to cash
                 provided by operating activities:
                  Security (gains)                                              (1)           (45)             (421)
                  Equity in undistributed income of subsidiary              (4,150)        (3,126)           (2,723)
                  Increase (decrease) in other liabilities                      48            (64)              409
                  (Increase) decrease in other assets                           27            (64)                5
                                                                           -------        -------           -------
           Net cash provided by operating activities                         1,016            873             1,025
                                                                           -------        -------           -------

           Cash flows from investing activities:

               Purchase of available for sale securities                      (127)        (1,209)             (255)
               Sales of available for sale securities                          120             80               624
               Purchases of property and equipment                              (2)          (100)                0
               Sales of property and equipment                                 100              0                 0
                                                                           -------        -------           -------
           Net cash provided (used) by investing activities                     91         (1,229)              369
                                                                           -------        -------           -------

           Cash flows from financing activities:

               Cash dividends paid                                          (1,411)        (1,270)           (1,134)
               Cash paid in lieu of fractional stock dividends                 (20)             0               (31)
               Proceeds from sale of stock                                   1,009            864               303
               Proceeds from debt                                                0            700                 0
                                                                           -------        -------           -------

           Net cash provided (used) by financing activities                   (422)           294              (862)
                                                                           -------        -------           -------
           Net increase (decrease) in cash                                     685            (62)              532
           Cash, beginning balance                                             579            641               109
                                                                           -------        -------           -------
           Cash, ending balance                                            $ 1,264        $   579           $   641
                                                                           =======        =======           =======

NOTE 15. REGULATORY MATTERS
           Dividends paid by Orrstown Financial Services, Inc. are generally provided from the subsidiary bank's dividends to the parent company. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the bank's surplus or additional paid-in capital be equal to the amount of capital. Orrstown Bank is well above these requirements and the balance of $ 22,353,000 in its retained earnings at December 31, 2001 is fully available for cash dividends. Orrstown Financial Services' balance of retained earnings at December 31, 2001 is $ 5,557,000 and would be available for cash dividends, although payment of dividends to such extent would not be prudent or likely. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current period earnings.

           The Corporation is also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines, the Corporation is required to maintain minimum capital ratios. The leverage ratio compares capital to total adjusted balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of Orrstown Financial Services' capital ratios to regulatory minimums at December 31 is as follows:

                                                             Orrstown Financial Services      Regulatory Minimum
                                                               2001              2000             Requirements
                Leverage ratio                                 8.24%              8.55%                  3%
                Risk-based capital ratio
                    Tier I (core capital)                     12.31%             12.35%                  4%
                    Combined Tier I and Tier II
                      (core capital plus allowance
                      for loan losses)                        13.56%             13.60%                  8%

           As of December 31, 2001 the most recent notification, from the Federal Reserve Board, categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category.

NOTE 16. LEASES
           The Corporation leases land and building space associated with certain branch offices, remote automated teller machines, and certain data processing equipment under agreements which expire at various times from 2002 through 2006. Total rent expense charged to operations in connection with these leases was $ 172,309, $ 219,255, and $ 118,342 for 2001, 2000, and 1999,
respectively.

           The total minimum rental commitment under operating leases at December 31, 2001 is as follows: Due in the year ending December 31:

                         2002                                   $  94,833
                         2003                                      37,221
                         2004                                      13,854
                         2005                                       6,000
                         2006                                       6,000
                                                                ---------
                                                                $ 157,908

NOTE 17. COMPENSATING BALANCE ARRANGEMENTS
The Corporation maintains deposit balances at several correspondent banks, which provide check collection and item processing services to the Corporation. The balances with these correspondent banks, at times, exceed federally insured limits, which management considers to be a normal business risk.

           Required deposit balance at the Federal Reserve was $ 65,000 at December 31, 2001 and 2000. Required deposit balance at Atlantic Central Bankers Bank was $ 540,000 at December 31, 2001 and 2000. An additional $ 44,234 and $ 41,587 were on deposit at December 31, 2001 and 2000, respectively, with Independent Community Bankers of America, Inc. as a reserve for potential clearing losses related to the credit card operations.

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS
           The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                                                                      2001                          2000
                                                           --------------------------     ----------------------------
                                                            Carrying          Fair           Carrying         Fair
                                                             Amount           Value          Amount           Value
                                                                                   (000 Omitted)
           FINANCIAL ASSETS
                Cash and short-term investments             $  13,329       $  13,329       $  11,193        $  11,193
                Federal Funds Sold                             24,347          24,347           3,049            3,049
                Securities available for sale                  68,422          68,422          69,919           69,919
                Restricted bank stocks                          1,703           1,703           2,134            2,134

                Loans                                         249,816                         209,181
                Allowance for loan loses                       (3,104)                         (2,691)
                                                            ---------                       ---------
                     Net loans                                246,712         252,035         206,490          198,628

                Accrued interest receivable                     1,541           1,541           2,016            2,016
                                                            ---------       ---------       ---------        ---------
                     Total financial assets                 $ 356,054       $ 361,377       $ 294,801        $ 286,939
                                                            =========       =========       =========        =========

           FINANCIAL LIABILITIES
                Deposits                                    $ 281,168       $ 283,037       $ 242,008        $ 242,655
                Short-term borrowed funds                      31,531          31,531          18,426           18,426
                Long-term borrowed funds                       26,512          25,949          21,802           18,569
                Accrued interest payable                          769             769             708              708
                                                            ---------       ---------       ---------        ---------
                     Total financial liabilities            $ 339,980       $ 341,286       $ 282,944        $ 280,358
                                                            =========       =========       =========        =========

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the selected supplementary financial information presented in this report.

Summary

         For the year ended December 31, 2001, Orrstown Financial Services, Inc. (the Corporation) and its wholly owned subsidiary Orrstown Bank (the Bank) recorded net income of $5,092,000, an increase of 22.1% over 2000 earnings of $4,172,000, which was a 11.1% increase over net income of $3,755,000 in 1999. Net income per share (EPS) has increased over this time period from $1.61 in 1999 to $1.78 in 2000 and $2.15 in 2001. The per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on September 15, 2001.

         The Corporation's earnings performance continues to be well above peer group averages as measured by various ratio analyses. Two widely recognized performance indicators are the return on average assets (ROA) and the return on average equity (ROE). The return on average assets was 1.50% in 2001, 1.46% in 2000 and 1.50% in 1999. The return on average equity was 17.02% in 1999, to 17.42% in 2000 and 17.20% in 2001.

Net Interest Income

         Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume and the mix of earning assets and interest bearing liabilities. Net interest income is still the primary source of commercial bank profits despite the continued industry wide push to build non-interest income streams.

         For the year ended December 31, 2001 , net interest income totaled $ 13,301,000, an increase of $1,861,000, or 16.3%, over 2000. The 2000 total was
$11,440,000, or 11.6%, over 1999. On a taxable equivalent basis, net interest income increased by 15.2% in 2001 and 10.7% in 2000. Marginal tax rates used in the taxable equivalent equation were 34% for all three years presented.

         The Corporation's taxable equivalent net interest spread was 4.14% in 1999, 4.05% in 2000, and 3.88% in 2001. The net interest margin, which factors in non-interest bearing funds sources, has moved from 4.69% to 4.57% to 4.38%, respectively. Earning assets represented 92.9% of total assets in 2001, 92.1% in 2000 and 92.6% in 1999.

         Volume factors were responsible for essentially all net interest income growth during 2001 and 2000. On an average daily basis assets grew 19.1% during 2001 and 14.1% during 2000. Earning assets grew 20.1% and 13.5% during 2001 and 2000, respectively. Average daily loan growth of 20.8% in 2001 and 13.8% in 2000 was achieved without lowering credit standards and allowed net interest margins to hold at above peer group levels despite increased pressure on margins throughout the banking industry in general. The declining interest rate environment, highlighted by eleven cuts to the prime lending rate totaling 4.75% made it difficult to hold net interest margin during 2001. The net interest margin generated in 2001 declined by nineteen basis points from 2000 levels but remained above peer averages. Loan growth was funded primarily with core deposit growth during 2001, unlike 2000 when purchased funds and jumbo certificates of deposits were material funding sources. The core deposit growth during 2001 served to enhance the net interest margin. Management is poised to keep a close watch on margins moving into 2002 where the economic consensus calls for a flat rate environment the first half year and slightly rising rates during the second half.

ANALYSIS OF NET INTEREST INCOME
Average Balances and Interest Rates
Taxable Equivalent Basis
(Dollars in Thousands)

                                             2001                               2000                              1999
                             -----------------------------------  -------------------------------   --------------------------------
                                             Tax         Tax                    Tax        Tax                    Tax         Tax
                              Average     Equivalent  Equivalent   Average   Equivalent  Average   Equivalent Equivalent Equivalent
                             Balance      Interest      Rate       Balance    Interest    Rate        Balance   Interest      Rate
ASSETS:
Interest Earning Assets:
    Federal funds sold
      & interest bearing
      bank balances          $ 16,291       $  500       3.07%     $ 4,527     $  294        6.49%     $ 5,834     $  283     4.85%
                             --------       ------       -----     -------     ------       -----      -------     ------     ----
Investment securities:
    Taxable investment
      Securities               51,056        3,270        6.40      49,337      3,475        7.04       38,877      2,397     6.17
Tax-exempt investment
      Securities               15,891        1,363        8.58      16,530      1,448        8.76       17,852      1,564     8.76
        Total investment
          securities           66,947        4,633        6.92      65,867      4,923        7.47       56,729      3,961     6.98
                             --------       ------       -----     -------     ------       -----      -------     ------     ----
Loans:
    Taxable loans             229,815       19,117        8.32     189,452     16,832        8.88      166,498     14,433     8.67
    Tax-exempt loans            3,288          290        8.82       3,450        305        8.84        2,960        274     9.26
                             --------       ------       -----     -------     ------       -----      -------     ------     ----
        Total Loans           233,103       19,407        8.33     192,902     17,137        8.88      169,458     14,707     8.68
                             --------       ------       -----     -------     ------       -----      -------     ------     ----
        Total interest-
          earning assets      316,341       24,540        7.76     263,296     22,354        8.49      232,021     18,951     8.17
Non-Interest Earning
Assets:
    Cash and due
      from banks                8,242                                7,052                               6,515
    Bank premises and
      equipment                 9,136                                8,398                               5,858
    Other assets                9,542                                9,722                               8,252
    Less allowance for
      loan losses             (2,833)                               (2,565)                             (2,117)
                            --------                              --------                            --------
        Total               $340,428                              $285,903                            $250,529
                            ========                              ========                            ========
LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest Bearing
Liabilities:
    Interest bearing
      demand deposits         $99,103       $2,455        2.48    $ 76,631    $ 2,386        3.11     $ 71,176    $ 2,088     2.93
    Savings deposits           20,787          301        1.45      20,628        466        2.26       22,888        580     2.53
    Time deposits             102,856        5,591        5.44      91,214      5,013        5.50       75,859      3,850     5.08
    Short term borrowings      24,275          909        3.74      21,942      1,263        5.76        9,713        438     4.51
    Long term borrowings       28,279        1,421        5.02      21,556      1,190        5.52       20,560      1,118     5.44
                              -------       ------        ----    --------    -------        ----     --------    -------     ----
        Total interest
          bearing             275,300       10,677        3.88     231,971     10,318        4.44      200,196      8,074     4.03
          liabilities
Non-Interest Bearing
Liabilities:
    Demand deposits            32,628                               27,650                              25,365
    Other                       2,888                                2,328                               2,901
                            ---------                            ---------                           ---------
        Total Liabilities     310,816                              261,949                             228,462
Shareholders' Equity           29,612                               23,954                              22,067
                            ---------                            ---------                           ---------
        Total               $ 340,428                     3.38   $ 285,903                   3.92    $ 250,529                3.48
                            =========                     ====   =========                   ====    =========                ====

Net interest income / net
    interest spread                       $ 13,863       3.88%               $ 12,036        4.05%               $ 10,877     4.14%
                                          ========       ====                ========        ====                ========     ====

Net interest margin                                      4.38%                               4.57%                            4.69%
                                                         ====                                ====                             ====

Non-Interest Income and Expenses

         Other income, excluding security gains, increased $ 841,000, or 23.2% in 2001 due primarily to the popularity of our "bounce protection" program and increases in loan fees. Service charges on deposit accounts grew $ 716,000 during 2001. Securities gains decreased $ 103,000, from $ 114,000 to $ 11,000. Management continually searches for new sources of non-interest income, including insurance opportunities which were broadened during 2001 via entry into a property and casualty insurance agency joint venture.

         Other expenses rose $1,134,000, or 12.4% in 2001. The 12.4% increase appears reasonable given the 19.1% asset growth of the company for the year, plus the fact that 2001 saw the opening of the bank's tenth branch in Greencastle, Pennsylvania. Additional personnel were needed for this expansion as well as to accommodate the growth of the bank as a whole. In spite of these capital expenditures, the Corporation's efficiency ratio is below 60%, an enviable number for a community bank with less than $500 million in assets. The efficiency ratio improved to 55.6% for 2001, following 57.8% in 2000 and 58.2% in 1999.

         The table that follows provides additional information regarding non-interest income and non-interest expense changes over the past three years:

ANALYSES OF NON-INTEREST INCOME AND EXPENSES
(Dollars in Thousands)                                        Year Ended December 31                            % Change
                                                        2001           2000           1999             2001-2000        2000-1999
OTHER INCOME:
  Service charges on deposit accounts                 $1,890         $1,174         $1,080                61.0%            8.7%
  Loan service charges and fees                          445            256            285                73.8%          (10.2%)
  ATM fees                                               186            166            159                12.0%            4.4%
  Other service charges, commissions and fees            113            222             99               (49.1%)         124.2%
  Trust  department income                             1,219          1,125            862                 8.4%           30.5%
  Brokerage income                                       261            341            368               (23.5%)          (7.3%)
  Cash surrender value increases                         302            269            302                12.3           (10.9%)
  Other operating income                                  53             75              3               (29.3%)        2400.0%
                                                       -----         ------         ------               -----         -------
  Subtotal before securities transactions              4,469          3,628          3,158                23.2%           14.9%
                                                       -----         ------         ------               -----         -------
  Securities gains (losses)                               11            114            423               (90.4%)         (73.0%)
                                                       -----         ------         ------               -----         -------
  Total other income                                  $4,480         $3,742         $3,581                 19.7%           4.5%
                                                      ======         ======         =====                ======        =======

OTHER EXPENSES:
  Salaries                                             3,506          3,235          2,945                 8.4%            9.8%
  Employee benefits                                    1,645          1,520          1,351                 8.2%           12.5%
  Occupancy and equipment expenses                     1,676          1,558          1,100                 7.6%           41.6%
  Data processing expenses                               435            324            671                34.3%          (51.7%)
  ATM expenses                                           200            178            151                12.4%           17.9%
  Telephone                                              249            198            143                25.8%           38.5%
  Printing and supplies                                  232            227            249                 2.2%           (8.8%)
  Postage                                                174            135            128                28.9%            5.5%
  Directors Fees                                         241            206            185                17.0%           11.4%
  Advertising                                            196            167            138                17.4%           21.0%
  Pennsylvania shares tax                                211            193            171                 9.3%           12.9%
  Other operating expenses                             1,482          1,172            986                26.5%           18.9%
                                                       -----         ------         ------               -----         -------

  Total operating expenses                           $10,247         $9,113         $8,218                12.4%           10.9%
                                                      ======         ======         =====                ======        =======
Non-interest income as a % of non-interest expense     43.7%          41.1%          43.6%


Federal Income Taxes

         The Corporation's effective federal income tax rate for 2001 was 27.6% , as compared to 26.9% in 2000 and 25.9% in 1999. Corporate income tax rates for 2002 are forecast to stay near 2001 levels. The Corporation is firmly entrenched in the 34% bracket so all taxable income will be taxed at 34% in 2002. This, along with anticipated growth, is expected to increase the Corporation's effective federal income tax rate to approximately 28% in 2002, assuming no retroactive change in rates during 2002.

Asset Quality and Credit Risk Analysis

     The quality of the Corporation's asset structure continues to be strong. A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with the investments.

     Credit Risk Analysis
     The Bank follows generally conservative lending practices and continues to carry a high quality loan portfolio with no unusual or undue concentrations of credit. No loans are extended to non-domestic borrowers or governments, consistent with past practice and policy. Net charge-offs historically have been quite low, when compared to industry standards, and represented only .04% of average outstanding loans during 2001 and .06% of average 2000 loans. Nonperforming loans, as represented by nonaccrual and restructured items, were only .02% and .01% of outstanding loans at December 31, 2001 and 2000, respectively. Loans 90 days or more past due and still accruing represented .26% and .39% of outstanding loans at December 31, 2001 and 2000, respectively.

     Allowance for Loan Losses

     Historically, the Corporation has had an enviable record regarding its control of loan losses, but lending is a banking service that inherently contains elements of risk. In order to assess this risk, an ongoing loan review process continually evaluates the current financial condition of commercial borrowers, local and national economic conditions, and the current level of delinquencies. Through this process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. The provision for loan losses amounted to $504,000, $360,000 and $547,000 for 2001, 2000 and 1999, respectively. These provisions compared to net charge-offs of $91,000, $124,000 and $63,000 for 2001, 2000 and 1999, respectively. The allowance for loan losses was increased 15.3% during 2001 while loans increased 19.4%. The reserve at December 31, 2001 represented 1.24% of loans outstanding. Net charge-offs for 2001 represented only .04% of average loans outstanding. The reserve at December 31, 2001 represented 34.1 years of coverage based upon 2001 net charge-offs and 5,543% of nonaccrual loans. In addition, approximately 54% of the allowance was unallocated under internal evaluation procedures as of December 31, 2001.


SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in Thousands)                                                           Year Ended December 31
                                                          2001            2000             1999            1998            1997

Amount of loans outstanding at end of period           $249,816        $209,181         $180,691        $158,632        $128,331
                                                       ========        ========         ========        ========        ========
Daily average loans outstanding                        $233,103        $192,902         $169,458        $144,013        $117,403
                                                       ========        ========         ========        ========        ========
Balance of allowance for possible loan losses
  at beginning of period                               $  2,691         $ 2,455         $  1,971         $ 1,767         $ 1,620
Loans charged off                                            98             129              128              84              83
Recoveries of loans previously charged off                    7               7               65              18              15
                                                       --------        --------         --------        --------        --------
Net loans charged off (recovered)                            91             124               63              66              68
Additions to allowance charged to expense                   504             360              547             270             215
                                                       --------        --------         --------        --------        --------
Balance at end of period                               $  3,104         $ 2,691         $  2,455         $ 1,971         $ 1,767
                                                       ========        ========         ========        ========        ========
Ratio of net charge-offs to
  average loans outstanding                                0.04%           0.06%            0.04%           0.05%           0.06%
                                                       ========        ========         ========        ========        ========
Ratio of reserve to gross loans
  outstanding at December 31                               1.24%           1.29%            1.36%           1.24%           1.38%
                                                       ========        ========         ========        ========        ========


Risk Elements

         Nonperforming assets are comprised of nonaccrual and restructured loans and real estate owned other than bank premises (OREO). OREO represents property acquired through foreclosure or settlements of loans and is carried at the lower of the principal amount of the loan outstanding at the time acquired or the estimated fair value of the property. The excess, if any, of the principal balance at the time acquired over the carrying amount is charged against the reserve for loan losses. The Bank's loan loss history has been much better than peer standards and analysis of the current credit risk position is favorable. The allowance for loan losses is ample given the current composition of the loan portfolio and adequately covers the credit risk management sees under present economic conditions. Management is prepared to make any reserve adjustments that may become necessary as economic conditions change.


NONPERFORMING ASSETS
(Dollars in Thousands)                                                                       December 31
                                                                     2001          2000          1999          1998         1997

Loans on nonaccrual (cash) basis                                     $  56         $  12         $  64       $   486       $   473
Loans whose terms have been renegotiated to provide a
 reduction or deferral of interest or principal because of a
 deterioration in the financial position of the borrower                 0             0             0             0             0

OREO                                                                   211             0             0           311            49
                                                                     -----         -----        ------       -------      --------
Total nonperforming loans and OREO                                   $ 267         $  12         $  64       $   797       $   522
                                                                     =====         =====         =====       =======       =======
Ratio of nonperforming assets to total loans
  and OREO                                                            0.11%         0.01%         0.04%         0.50%         0.41%
                                                                     =====         =====         =====       =======       =======
Ratio of nonperforming assets to total assets                         0.07%         0.00%         0.02%         0.34%         0.27%
                                                                     =====         =====         =====       =======       =======
OTHER CREDIT RISK ELEMENTS:
Loans past due 90 or more days and still accruing                    $ 644         $ 814          $ 97         $ 284         $ 657
                                                                    ------        ------         -----        ------        -----
Ratio of other credit risk elements to total
  loans and OREO                                                      0.26%         0.39%         0.05%         0.18%         0.51%
                                                                     =====         =====         =====       =======       =======
Ratio of other credit risk elements to total assets                   0.17%         0.26%         0.04%         0.12%         0.35%
                                                                     =====         =====         =====       =======       =======
TOTAL NONPERFORMING AND OTHER RISK ASSETS:                           $ 911         $ 826         $ 161       $ 1,081       $ 1,179
                                                                     =====         =====         =====       =======       =======
Ratio of total risk assets to total loans and OREO                    0.36%         0.39%         0.09%         0.68%         0.92%
                                                                     =====         =====         =====       =======       =======
Ratio of total risk assets to total assets                            0.24%         0.26%         0.06%         0.46%         0.62%
                                                                     =====         =====         =====       =======       =======

Future Impact of Recently Issued Accounting Standards

         Financial Accounting Standards Board (FASB) issued Statement No. 133 as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability of an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated a hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management has evaluated the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

         Financial Accounting Standards Board (FASB) Standard 142, which is effective for years beginning after December 15, 2001, addresses the financial accounting and reporting for acquired goodwill and other intangible assets. It does not address intangibles acquired as part of business combinations which is addressed by FASB 141. This statement also addresses how goodwill and intangibles are accounted for after they have been initially recognized. Management is currently evaluating the impact this statement would have on the consolidated financial statements when adopted, but does not anticipate that it will have a material impact.

Liquidity, Rate Sensitivity and Interest Rate Risk Analysis The primary function of asset/liability management is to assure adequate liquidity and rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

         The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities , within the guidelines of sound marketing and competitive practices. The goal is to maintain a predominantly matched position with very few planned mismatches. Rate spreads will be sacrificed at times in order to enable the overall rate sensitivity position to stay within the guidelines called for by asset/liability management policy. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks and periodic simulation. Investment and pricing decisions are made using both liquidity and sensitivity analyses as tools. The schedule that follows reflects the degree to which the Corporation can adjust its various portfolios to meet interest rate changes. Additionally, the Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity.


RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2001
(Dollars in Thousands)
                                                                               Interest Sensitivity Period

                                                                         After 3         After 6
                                                        Within 3        Within 6        Within 12         After
                                                         Months          Months          Months          1 Year           Total
RATE SENSITIVE ASSETS (RSA):
Loans                                                      92,132          13,300          21,246         123,138          249,816
Investment securities                                       2,823              51             468          66,783           70,125
Other earning assets                                       25,026               0               0               0           25,026
                                                          -------          ------          ------         -------          -------
    Total RSA                                             119,981          13,351          21,714         189,921          344,967
                                                          -------          ------          ------         -------          -------
RATE SENSITIVE LIABILITIES (RSL):
Interest bearing deposits                                  57,985          20,775          26,789         135,738          241,287
Short term borrowed funds                                  31,531               0               0               0           31,531
Long term borrowed funds                                        0               0           3,000          23,512           26,512
                                                          -------          ------          ------         -------          -------
    Total RSL                                              89,516          20,775          29,789         159,250          299,330
                                                          -------          ------          ------         -------          -------
RATE SENSITIVITY GAP:
Period                                                     30,465          (7,424)         (8,075)         30,671           45,637
Cumulative                                                 30,465          23,041          14,966          45,637
GAP AS A PERCENT OF TOTAL ASSETS:
Period                                                       8.15%          -1.99%          -2.16%
Cumulative                                                   8.15%           6.17%           4.00%
    RSA/RSL Cumulative                                       1.34            1.21            1.11

         The asset biased, or positive, gap position indicates that earnings are naturally enhanced, or more easily maintained, in a rising rate environment. This indicates that the balance sheet is well positioned to react to anticipated rate increases during late 2002 and positioned adequately to avoid material earnings damage if rates do not rise.

Capital Adequacy and Regulatory Matters

         The Corporation maintains a strong capital base which provides adequate resources to absorb both normal and unusual risks inherent to the banking business. Internal capital generation, net income retained after the declaration of dividends, plus dividend reinvestment participation, have been the primary method employed to increase capital accounts. Total stockholders' equity rose $4,488,000 during 2001, an increase of 16.8% for the year. This followed growth of 22.0% and 3.7% during 2000 and 1999, respectively. The increasing earnings stream during this period has allowed the Corporation to steadily increase cash dividends paid to stockholders. In 2001 cash dividends rose $141,000, or 11.1% over 2000 levels while net income rose 22.0% during the period. This followed a 12.0% increase in dividend payout for 2000 versus 1999. Dividends per share have moved from $0.49 to $0.54 to $0.60 for 1999 through 2001, respectively. The dividends per share have been restated to reflect the 5% stock dividend paid to shareholders on September 15, 2001.

CAPITAL AND DIVIDEND RATIOS
(Dollars in Thousands)
                                                          2001            2000            1999
At December 31:
Shareholders' Equity                                    $31,162         $26,674         $21,868
Equity/Assets                                             8.34%           8.55%           8.25%
For the Year:
Average Equity/Average Assets                             8.70%           8.38%           8.81%
Dividend payout                                          27.71%          30.48%          30.20%
Return on Average Equity                                 17.20%          17.42%          17.02%
Dividends paid                                           $1,411          $1,270          $1,134
                                                                                                             Regulatory
Regulatory Capital Measures:                                                                                  Minimums
Tier I Capital Ratio                                      12.3%           12.4%           12.8%                 4.0%
Total (Tier II) Capital Ratio                             13.6%           13.6%           14.1%                 8.0%
Leverage Ratio                                             8.2%            8.6%            8.3%                 3.0%


         The maintenance of a strong capital base, above regulatory risk based minimums and industry averages, has been an integral part of the Corporation's operating philosophy. Management foresees no problem in maintaining capital ratios well in excess of regulatory requirements.

         The Corporation and its banking subsidiary are subject to periodic examinations by the Federal Reserve Bank and the Pennsylvania Department of Banking. During 2001, three examinations were conducted at the parent and subsidiary levels. The examinations included, but were not limited to, procedures designed to review trust operations, data processing operations lending practices, credit quality, liquidity, and capital adequacy. No comments were received from regulatory agencies which, if implemented, would have a material effect on Orrstown Financial Services, Inc.'s liquidity, capital resources or operations.

Summary of Quarterly Financial Data

The unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:

(Dollars in Thousands)
                                                                 2001                                            2000
                                                            Quarter Ended                                    Quarter Ended
                                                   -------------------------------                  -------------------------------
                                       March        June      September   December      March        June      September   December
Interest income                       $ 5,882      $ 5,932     $ 6,207     $ 5,957     $ 4,988      $ 5,323     $ 5,577     $ 5,870
Interest expense                        2,835        2,694       2,681       2,467       2,293        2,471       2,715       2,839
                                      -------      -------     -------     -------       -----      -------     -------     -------
Net interest income                     3,047        3,238       3,526       3,490       2,695        2,852       2,862       3,031
Provision for  loan losses                 60           60         170         214          75           75          75         135
                                      -------      -------     -------     -------       -----      -------     -------     -------
Net interest income after
  provision for loan losses             2,987        3,178       3,356       3,276       2,620        2,777       2,787       2,896
Securities gains (losses)                  33          (2)         (9)        (11)         (2)          (1)          36          81
Other income                              998        1,270       1,001       1,200         803          899         866       1,060
Other expense                           2,457        2,655       2,464       2,671       2,137        2,196       2,320       2,460
                                      -------      -------     -------     -------       -----      -------     -------     -------
Income before income
  taxes                                 1,561        1,791       1,884       1,794       1,284        1,479       1,369       1,577
Applicable income taxes                   436          500         501         501         335          405         342         455
                                      -------      -------     -------     -------       -----      -------     -------     -------
Net income                            $ 1,125      $ 1,291     $ 1,383     $ 1,293       $ 949      $ 1,074     $ 1,027     $ 1,122
                                      =======      =======     =======     =======       =====      =======     =======     =======
PER COMMON SHARE DATA:
Net income                             $ 0.48       $ 0.55      $ 0.58      $ 0.54      $ 0.40       $ 0.46      $ 0.44      $ 0.48
Diluted net income                       0.47         0.54        0.57        0.54        0.40         0.46        0.44        0.47
Dividends                               0.143        0.143       0.150       0.160       0.133        0.134       0.133       0.143
PERFORMANCE STATISTICS:
Return on average assets                 1.47%        1.58%       1.57%       1.38%       1.42%        1.54%       1.40%       1.48%
Return on average equity                16.61%       17.82%      18.34%      16.10%      16.99%       18.53%      16.85%      17.32%
Average equity / avg. assets             8.84%        8.89%       8.54%       8.56%       8.33%        8.30%       8.32%       8.55%

All per share amounts have been adjusted to give retroactive recognition to a 5% stock dividend effective September 15, 2001.

                       Selected Five -Year Financial Data

Orrstown Financial Services, Inc. and its wholly-owned subsidiary
(Dollars in Thousands)

Year Ended December 31                                    2001            2000            1999            1998             1997

Summary of Operations
Interest income                                        $ 23,978        $  21,758        $ 18,324        $ 16,109         $ 13,450
Interest expense                                         10,677           10,318           8,074           7,348            5,822
                                                       --------        ---------        --------        --------         --------
Net interest income                                      13,301           11,440          10,250           8,761            7,628
Provision for loan losses                                   504              360             547             270              215
                                                       --------        ---------        --------        --------         --------
Net interest income after provision for
  loan losses                                            12,797           11,080           9,703           8,491            7,413
Securities gains (losses)                                    11              114             423              (9)               3
Other operating income                                    4,469            3,628           3,158           2,262            1,548
Other operating expenses                                 10,247            9,113           8,218           6,445            5,384
                                                       --------        ---------        --------        --------         --------
Income before income taxes                                7,030            5,709           5,066           4,299            3,580
Applicable income tax                                     1,938            1,537           1,311           1,180              974
                                                       --------        ---------        --------        --------         --------
    Net income                                         $  5,092        $   4,172        $  3,755        $  3,119         $  2,606
                                                       ========        =========        ========        ========         ========
Per Common Share Data*
Income before taxes                                       $2.97            $2.44           $2.18           $1.86            $1.55
Applicable income taxes                                    0.82             0.66            0.56            0.51             0.42
Net income                                                 2.15             1.78            1.61            1.35             1.13
Diluted net income                                         2.12             1.77            1.61            1.35             1.13
Cash dividend paid                                         0.60             0.54            0.49            0.42             0.39
Book value at December 31                                 13.10            11.34            9.39            9.09             7.89
Average shares outstanding - basic                    2,366,707        2,340,834       2,325,699       2,316,004        2,314,666
Average shares outstanding - diluted                  2,398,149        2,352,130       2,325,699       2,316,004        2,314,666

Stock Price Statistics*
Close                                                    $39.00           $38.10          $36.19          $24.81           $19.93
High                                                      40.00            41.90           38.10           28.35            19.93
Low                                                       37.00            35.48           23.92           19.61            14.34
Price earnings ratio at close                              18.1             21.4            22.4            18.5             17.7
Price to book at close                                      3.0              3.4             3.9             2.7              2.5

Year-End Balance Sheet Data

Total assets                                           $373,728         $311,903        $265,053        $235,822         $190,242
Total loans                                             249,816          209,181         180,691         158,632          128,331
Total investment securities                              70,125           72,053          61,964          51,137           47,191
Deposits - non-interest bearing                          39,881           31,716          25,264          22,020           17,649
Deposits - interest bearing                             241,287          210,292         179,125         161,744          142,931
Total deposits                                          281,168          242,008         204,389         183,764          160,580
Liabilities for borrowed money                           58,043           40,228          36,228          27,062            8,569
Total shareholders' equity                               31,162           26,674          21,868          21,080           18,265
Trust assets under management -
  market value                                          221,000          206,000         182,000         152,000          108,000

Performance Statistics

Average equity / average assets                            8.70%            8.38%           8.81%           9.20%            9.84%
Return on average equity                                  17.20%           17.42%          17.02%          15.97%           15.37%
Return on average assets                                   1.50%            1.46%           1.50%           1.47%            1.51%


* Per share amounts have been restated to reflect:
     The 5% stock dividend effective September 15, 2001.
     The 7-1/2% stock dividend effective November 19,1999.
     The 2 for 1 stock split effective November 21,1998.
     The 5% stock dividend effective May115,1997.

Market and Dividend Information

The common stock of Orrstown Financial Services, Inc. is traded in the over-the -counter market under the symbol ORRF. At the close of business December 31, 2001, there were approximately 2,149 shareholders of record, with a total of 2,378,608 shares outstanding. The table below sets forth the range of high and low quarterly sales prices and dividends declared per common share. All per share data has been restated to reflect the 5% stock dividend paid to shareholders on September 15, 2001.

                                                 2001                                                  2000
                                             Market Price                                          Market Price
                                   ----------------------------------                   -----------------------------------
                                                            Quarterly                                             Quarterly
                                    High          Low        Dividend                     High         Low        Dividend
First quarter                      $38.10        $36.19       $0.143                     $38.10       $36.19        $0.133
Second quarter                     $39.29        $35.71       $0.143                     $37.14       $35.48        $0.134
Third quarter                      $44.76        $35.00       $0.150                     $36.67       $35.71        $0.133
Fourth quarter                     $40.00        $37.00       $0.160                     $41.90       $35.84        $0.143
                                                              ------                                                ------
                                                              $0.596                                                $0.543

Investor Information

Annual Meeting

The annual meeting of Orrstown Financial Services, Inc. stockholders is scheduled for May 7, 2001 at 9:00 a.m. at Orrstown Bank, 77 East King Street, Shippensburg, PA 17257. All stockholders are cordially invited to attend.

Annual and Quarterly Reports

Copies of the annual and quarterly reports may be obtained at any office of Orrstown Bank, or by writing to Patricia A. Corwell, Vice President & Assistant Secretary, Orrstown Bank, P.O. Box 250, Shippensburg, PA 17257.

Form 10-K

A copy of the corporation's Form 10-K, as filed with the Securities and Exchange Commission, may be obtained by writing to Orrstown Bank, P.O. Box 250, Shippensburg, PA 17257.

Transfer Agent

The transfer agent for Orrstown Financial Services, Inc. is Orrstown Bank, 77 East King Street, P.O. Box 250, Shippensburg, PA 17257.


Market Makers
E.E. Powell & Co., Inc.                 Janney Montgomery Scott                 F.J. Morrissey & Co., Inc.
1100 Gulf Tower                         1 North Church Street                   1700 Market Street - Suite 1420
Pittsburgh, PA 15219                    P.O. Box 3129                           Philadelphia, PA 19103
1-800-289-7865                          West Chester, PA 19380                  1-800-842-8928
                                        1-800-777-0131

Ryan, Beck & Co., Inc.                  Ferris Baker Watts, Inc.
220 South Orange Avenue                 100 Light Street
Livingston, NJ  07039                   Baltimore, MD  21202
1-800-342-2325                          1-800-436-2000
