Form 10-Q
period 2002-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2002-05-15
CIK 826154

                                   FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2002                Commission file number 33-18888
                  --------------                                       --------


                       ORRSTOWN FINANCIAL SERVICES, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


Commonwealth of Pennsylvania                                23-2530374
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


77 East King Street                                               17257
P.O. Box 250, Shippensburg, Pennsylvania                     --------------
----------------------------------------                       (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:          (717) 532-6114
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

                                             YES ___X____ NO ________
                                                    -

             Class                                Outstanding at April 30, 2002
----------------------------                      -----------------------------
(Common Stock, no par value)                                2,389,910

                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX




                                                                           Page
Part I - FINANCIAL INFORMATION


Item 1.  Financial statements (unaudited)

              Condensed consolidated balance sheets - March 31,
                  2002 and December 31, 2001.                                4

              Condensed consolidated statements of income - Three
                  months ended March 31, 2002 and 2001.                      5

              Condensed consolidated statements of comprehensive
                  income - Three months ended March 31, 2002 and 2001.       6

              Condensed consolidated statements of cash flows - Three
                  months ended March 31, 2002 and 2001.                      7

              Notes to condensed consolidated financial statements       8 - 9


Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                     10 - 12


PART II - OTHER INFORMATION


              Other Information                                             14

              Signatures                                                    15

              Exhibits                                                 16 - 17

                         PART I - FINANCIAL INFORMATION

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        ORRSTOWN FINANCIAL SERVICES, INC.
                        AND ITS WHOLLY-OWNED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      (Unaudited)       (Audited)*
(Dollars in Thousands)                                                                  March 31,      December 31,
                                                                                          2002             2001
                                                                                        --------       ------------

         ASSETS
Cash and due from banks                                                                 $  9,362        $ 12,650
Interest bearing deposits with banks                                                       1,048             679
Federal funds sold                                                                        21,583          24,347
Securities available for sale                                                             71,799          68,422
Federal Home Loan Bank, Federal Reserve and Atlantic
    Central Bankers Bank Stock, at
    cost which approximates market value                                                   1,803           1,703
Loans                                                                                    253,764         249,816
Allowance for loan losses                                                                 (3,208)         (3,104)
                                                                                        --------        --------
     Net Loans                                                                           250,556         246,712
Premises and equipment, net                                                                9,318           9,019
Accrued Interest receivable                                                                1,545           1,541
Cash value-life insurance                                                                  5,982           5,923
Other assets                                                                               2,965           2,732
                                                                                        --------        --------
     Total assets                                                                       $375,961        $373,728
                                                                                        ========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Deposits:
Non-interest bearing                                                                      39,993          39,881
Interest bearing                                                                         242,637         241,287
                                                                                        --------        --------
     Total deposits                                                                      282,630         281,168
Federal funds purchased and other short term borrowed funds                               26,172          31,531
Long term borrowed funds                                                                  31,512          26,512
Accrued interest payable                                                                     315             373
Other liabilities                                                                          3,088           2,982
                                                                                        --------        --------
     Total liabilities                                                                   343,717         342,566
                                                                                        --------        --------

                  STOCKHOLDERS' EQUITY
Common stock, no par value-$.1041 stated value per share at March 31, 2002 and
    December 31, 2001, 10,000,000 shares authorized with 2,385,048 shares issued
    at March 31, 2002 and 2,378,608 issued at December 31, 2001                              248             248
Additional paid - in capital                                                              25,334          25,077
Retained earnings                                                                          6,486           5,557
Accumulated other comprehensive income                                                       176             280
                                                                                        --------        --------
     Total stockholders' equity                                                           32,244          31,162
                                                                                        --------        --------

     Total liabilities and stockholders' equity                                         $375,961        $373,728
                                                                                        ========        ========

*Condensed from audited financial statements


              The accompanying notes are an integral part of these
                         condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                        AND ITS WHOLLY-OWNED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended
  (Dollars in Thousands)                                      March 2002        March 2001
                                                              ----------        ----------

INTEREST INCOME
     Interest and fees on loans                               $    4,542        $    4,648
     Interest on federal funds sold                                   56                38
     Interest and dividends on investment securities               1,002             1,194
     Interest income on deposits with banks                            5                 2
                                                              ----------        ----------
         Total interest income                                     5,605             5,882
                                                              ----------        ----------

INTEREST EXPENSE
     Interest on deposits                                          1,608             2,223
     Interest on borrowed money                                      454               612
                                                              ----------        ----------
         Total interest expense                                    2,062             2,835
                                                              ----------        ----------

         Net interest income                                       3,543             3,047
Provision for loan losses                                            150                60
                                                              ----------        ----------
Net interest income after provision for loan losses                3,393             2,987
                                                              ----------        ----------

OTHER INCOME
     Service charges on deposits                                     476               412
     Other service charges                                           219               138
     Trust department income                                         322               296
     Brokerage income                                                 80                68
     Other income                                                     80                84
     Securities gains/(losses)                                         1                33
                                                              ----------        ----------
         Total other income                                        1,178             1,031
                                                              ----------        ----------

OTHER EXPENSES
     Salaries and employee benefits                                1,479             1,284
     Net occupancy and equipment expenses                            428               412
     Other operating expenses                                        781               761
                                                              ----------        ----------
         Total other expense                                       2,688             2,457
                                                              ----------        ----------

         Income before income tax                                  1,883             1,561
Income tax expenses                                                  549               436
                                                              ----------        ----------
         Net income                                           $    1,334        $    1,125
                                                              ==========        ==========

PER SHARE DATA
Earnings per share
         Basic earnings per share                             $     0.56        $     0.48
         Weighted average number of shares outstanding         2,383,332         2,357,374

         Diluted earnings per share                           $     0.55        $     0.47
         Weighted average number of shares outstanding         2,424,392         2,377,396

Dividends per share                                           $    0.170        $    0.143




              The accompanying notes are an integral part of these
                         condensed financial statements.

                       ORRSTOWN FINANCIAL SERVICES, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                            Three Months Ended
                                                            March        March
(Dollars in Thousands)                                      2002         2001
                                                           -------      -------

COMPREHENSIVE INCOME
     Net Income                                            $ 1,334      $ 1,125

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
        available for sale                                (    104)         689
                                                           -------      -------
Comprehensive Income                                       $ 1,230      $ 1,814
                                                           =======      =======












              The accompanying notes are an integral part of these
                         condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
                        AND ITS WHOLLY-OWNED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Three Months Ended
                                                                                              March             March
(Dollars in Thousands)                                                                        2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                              $1,334             $1,125
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                          188                209
         Provision for loan losses                                                              150                 60
         Other, net                                                                        (    192)         (     361)
                                                                                          ---------          ---------
Net cash provided by operating activities                                                     1,480              1,033
                                                                                          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing deposits with banks                       (    369)                36
     Purchases of available for sale securities                                            (  8,444)         (   4,107)
     Sales and maturities of available for sale securities                                    4,906             12,749
     Net (purchases) redemption of FHLB Stock                                              (    100)                 0
     Net (increase) in loans                                                               (  3,993)         (   7,180)
     Purchases of bank premises and equipment                                              (    487)         (     129)
                                                                                          ---------          ---------
Net cash provided (used) by investing activities                                           (  8,487)             1,369
                                                                                          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                      1,462          (   3,918)
     Cash dividends paid                                                                   (    405)         (     337)
     Proceeds from sale of stock                                                                257                246
     Net increase (decrease) in short term purchased funds                                 (  5,359)            11,671
     Proceeds from long term debt                                                             5,000                  0
     Payments on long term debt                                                                   0          (      28)
                                                                                          ---------          ---------
Net cash provided by financing activities                                                       955              7,634
                                                                                          ---------          ---------

Net increase (decrease) in cash and cash
       Equivalents                                                                         (  6,052)            10,036
Cash and cash equivalents at beginning of period                                             36,997             14,070
                                                                                          ---------          ---------
Cash and cash equivalents at end of period                                                 $ 30,945           $ 24,106
                                                                                          =========          =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                                           $ 2,120            $ 2,908
         Income Taxes                                                                             0                  0

Supplemental schedule of noncash investing and financing activities:
     Unrealized gain (loss) on investments available for sale
      (net of deferred taxes of $448 and $354 at March 31, 2002
      and 2001, respectively)                                                               (    104)               689


              The accompanying notes are an integral part of these
                        condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)


Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q


NOTE 1.      Basis of Presentation

The financial information presented at and for the three months ended March 31, 2002 and 2001 is unaudited. Information presented at December 31, 2001 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


NOTE 2.      Principles of Consolidation

The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries, Orrstown Bank and Pennbanks Insurance Company, Cell P1. All significant intercompany transactions and accounts have been eliminated.


NOTE 3.      Cash Flows

For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Statement of Financial Accounting Standards No.104, the corporation has elected to present the net increase or decrease in deposits in banks, loans and time deposits in the statement of cash flows.


NOTE 4.      Federal Income Taxes

For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred income taxes are provided in the financial statements. Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations and tax free loans.

NOTE 5.      Other Commitments

In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the bank does not anticipate any losses as a result of these transactions.


NOTE 6.      Changes in Common Stock

During July 2001 the Board of Directors of Orrstown Financial Services, Inc. approved a 5% stock dividend, payable September 15, 2001 to shareholders of record August 1, 2001. All per share amounts have been adjusted to give retroactive recognition to the 5% stock dividend paid September 15, 2001.


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

Management has classified all investments securities as "available for sale". At March 31, 2002 fair value exceeded amortized cost by $266,000. This resulted in an increase in stockholders' equity of $176,000 after recognizing the tax effects of the unrealized gains. At December 31, 2001, fair value exceeded amortized cost by $425,000 resulting in an increase in stockholders' equity of $280,000 after recognizing the tax effects of the unrealized gains.

                        ORRSTOWN FINANCIAL SERVICES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Summary

         Orrstown Financial Services, Inc. recorded net income of $1,334,000 for the first quarter of 2002 compared to $1,125,000 for the same period in 2001, representing an increase of $209,000 or 18.6%. Basic earnings per share was $0.56 for the first quarter of 2002 up $0.08 from the $0.48 earned during the first quarter of 2001. The per share amounts have been restated reflect the 5% stock dividend paid to shareholders on September 15, 2001.


         The following statistics compare the performance for the three months ended March 31, 2002 to three months ended March 31, 2001:

                                                       Three Months Ended
                                                   March                March
                                                   2002                  2001
Return on average assets                           1.49%                 1.47%
Return on average equity                          16.93%                16.61%
Average equity / Average assets                    8.82%                 8.84%

         A more detailed discussion of the elements having the greatest impact on net income follows.

NET INTEREST INCOME

         Net interest income for the first quarter of 2002 was $3,543,000 representing a growth of $496,000, or 16.3% over the $3,047,000 realized during the first quarter of 2001. Growth was due primarily to volume as the net interest margin tightened from 4.41% in the first quarter 2001 to 4.37% during first quarter 2002. The volume increases, mostly in the commercial loan portfolio, and the growth in net interest income was aided by the falling rate environment of 2001. The rates paid on interest bearing liabilities declined at a faster pace than those of interest earning assets thereby increasing the net interest spread by 12 basis points.

         The table that follows states rates on a fully taxable equivalent basis
(FTE) and demonstrates the aforementioned effects:

(Dollars in Thousands)                                  Three Months Ended
                                           March 2002                    March 2001
                                  Avg Balance       Rates        Avg Balance         Rates

Interest earning assets            $ 338,028       6.85%          $ 286,855           8.41%
Interest bearing liabilities         290,873       2.88%            252,243           4.56%
                                   ---------                      ---------
Free Funds                            47,155                         34,612
                                   =========                      =========

Net interest income                    3,543                          3,047
                                   =========                      =========
Net interest spread                                3.97%                              3.85%
Free funds ratio                                  13.95%                             12.07%
Net interest margin                                4.37%                              4.41%

NON-INTEREST INCOME AND EXPENSE

         The following compares three months ended March 31, 2002 to three months ended March 31, 2001:

         Other income increased $147,000, or 14.3%, from $1,031,000 during the first quarter of 2001 to $1,178,000 during the first quarter of 2002. An increase in trust income offset a decrease in gains on securities, but increases were primarily attributable to gains in service charge fees and insurance fees.

         Other expenses rose from $2,457,000 during the first quarter 2001 to $2,687,000 during 2002's first quarter for an increase of $230,000, or 9.4%. Growth experienced over the past year has increased operational expenses including salaries and benefits. In addition, our tenth full service branch was opened during 2001's first quarter and our eleventh is slated to open in Carlisle, Pennsylvania during the second quarter 2002.

INCOME TAX EXPENSE

         Income tax expense increased $113,000, or 25.9%, during the first quarter of 2002 versus the first quarter of 2001. Tax exempt income has become a smaller part of the revenue stream. Effective income tax rates were as follows:

                                             Three Months Ended
                                             March       March
                                             2002         2001

Effective income tax rate                    29.2%       27.9%

         The marginal federal income tax bracket is 34 % for all periods presented.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)                                Three Months Ended
                                                  March 2002       March 2001

Balance at beginning of period                      $ 3,104         $ 2,691
Recoveries of loans previously charged off                1               1
Additions to allowance charged to expense               150              60
                                                    -------         -------
    Total                                             3,255           2,752
Loans charged off                                        47               5
                                                    -------         -------
Balance at end of period                            $ 3,208         $ 2,747
                                                    =======         =======

         In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses was approximately 60% at March 31, 2002.

         Loans past due 90 or more days and still accruing interest and those on nonaccrual status at March 31, are as follows:

(Dollars in Thousands)                      90 or More Days Past Due                 Nonaccrual Status
                                               2002                2001             2002             2001

Loans secured by real estate                   $ 836              $ 440             $ 10               $0
Installment loans                                 14                 42               12               10
Commercial loans                                 188                 51                0               30
Credit card                                        7                  2                0                0
                                             -------              -----             ----             ----
    Total                                    $ 1,045              $ 535             $ 22             $ 40
                                             =======              =====             ====             ====

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

CAPITAL RESOURCES AND BALANCE SHEET FLUCTUATIONS

         A comparison of Orrstown Financial Services, Inc's capital ratios to regulatory minimum requirements at March 31, 2002 are as follows:

                                        Orrstown Financial         Regulatory Minimum
                                             Services                 Requirements
Leverage Ratio                                  8.76%                      4%
Risk Based Capital Ratios:
    Tier I Capital Ratio                       12.52%                      4%
    Total (Tier II) Capital Ratio
          (core capital plus
          allowance for loan losses            13.77%                      8%

         The growth experienced during 2002 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment plan. Dividend reinvestment plan participants have added $258,000 to equity as of March 31, 2002. Equity represented 8.58% of assets at March 31, 2002 which is up from 8.34% at December 31, 2001.

         All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2002 or single day fluctuations.

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





                                /s/Kenneth R. Shoemaker
                                ------------------------------------------
                                (Kenneth R. Shoemaker, President)
                                (Duly Authorized Officer)




                                /s/Bradley S. Everly
                                ------------------------------------------
                                (Bradley S. Everly, Senior Vice President)
                                (Chief Financial Officer)




                                /s/Robert B. Russell
                                ------------------------------------------
                                (Robert B. Russell, Controller)
                                (Chief Accounting Officer)


Date   May 10, 2002
       -------------