Form 10-Q
period 2002-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2002-08-12
CIK 826154

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 2002              Commission file number   33-18888
                  -------------                                       --------

                        ORRSTOWN FINANCIAL SERVICES, INC
                        --------------------------------
              (Exact name of registrant as specified in its charter)


Commonwealth of Pennsylvania                                     23-2530374
                                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

77 East King Street                                                     17257
P.O. Box 250, Shippensburg, Pennsylvania                                -----
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code:              (717) 532-6114
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



                         YES   X           NO
                              ---             ---

            Class                                Outstanding at July 25, 2002
----------------------------                     ----------------------------
(Common Stock, no par value)                                2,390,624

                    ORRSTOWN FINANCIAL SERVICES, INC.

                                  INDEX


                                                                            Page
Part I - FINANCIAL INFORMATION


Item 1.  Financial statements (unaudited)
          Condensed consolidated balance sheets - June 30, 2002
                and December 31, 2001                                       4
          Condensed consolidated statements of income - Three months
                ended June 30, 2002 and 2001                                5
          Condensed consolidated statements of income - Six months
                ended June 30, 2002 and 2001                                6
          Condensed consolidated statements of comprehensive income -
                Three months & Six months ended June 30, 2002 and 2001 7 Condensed consolidated statements of cash flows - Six
                Months ended June 30, 2002 and 2001                         8
          Notes to condensed consolidated financial statements         9 - 10


Item 2.  Management's discussion and analysis of financial
                condition and results of operations                   11 - 15




PART II - OTHER INFORMATION


          Other Information                                                17
          Signatures                                                       18
          Exhibits                                                    19 - 21

                            PART I - FINANCIAL INFORMATION

                            PART I - FINANCIAL INFORMATION
                             Item 1. Financial Statements

                           ORRSTOWN FINANCIAL SERVICES, INC.
                   AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                     (Unaudited)     (Audited)*
                                                       June 30,    December 31,
(Dollars in Thousands)                                   2002             2001
ASSETS
     Cash and due from banks                         $  12,692        $  12,650
     Interest bearing deposits with banks                1,099              679
     Federal funds sold                                 11,973           24,347
     Securities available for sale                      77,191           68,422
     Federal Home Loan Bank, Federal Reserve and
       Atlantic Central Bankers Bank Stock, at cost
       which approximates market value                   1,804            1,703

     Loans                                             262,976          249,816
     Allowance for loan losses                          (3,354)          (3,104)
                                                     ---------        ---------
     Net Loans                                         259,622          246,712

     Premises and equipment, net                         9,487            9,019
     Accrued Interest receivable                         1,665            1,541
     Cash value-life insurance                           6,040            5,923
     Other assets                                        2,460            2,732
                                                     ---------        ---------
Total assets                                         $ 384,033        $ 373,728
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
         Non-interest bearing                           37,952           39,881
         Interest bearing                              254,567          241,287
                                                     ---------        ---------
     Total deposits                                    292,519          281,168

     Federal funds purchased and other short
       term borrowed funds                              22,493           31,531
     Long term borrowed funds                           31,513           26,512
     Accrued interest payable                              283              373
     Other liabilities                                   2,943            2,982
                                                     ---------        ---------
Total liabilities                                      349,751          342,566
                                                     ---------        ---------

     Common stock, no par value-$.1041 stated value
         per share at June 30, 2002 and December 31,
         2001, 10,000,000 shares authorized with
         2,390,624 shares issued at June 30, 2002
         and 2,378,608 issued at December 31, 2001         249              248
     Additional paid - in capital                       25,558           25,077
     Retained earnings                                   7,577            5,557
     Accumulated other comprehensive income                898              280
                                                     ---------        ---------
Total stockholders' equity                              34,282           31,162
                                                     ---------        ---------

Total liabilities and stockholders' equity           $ 384,033        $ 373,728
                                                     =========        =========


*Condensed from audited financial statements

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       ORRSTOWN FINANCIAL SERVICES, INC.
                 AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          Three Months Ended
                                                        June              June
(Dollars in Thousands)                                  2002              2001

INTEREST INCOME
     Interest and fees on loans                       $ 4,599           $ 4,822
     Interest on federal funds sold                        57               149
     Interest and dividends on investment securities    1,066               957
     Interest income on deposits with banks                 5                 4
                                                      -------           -------
Total interest income                                   5,727             5,932
                                                      -------           -------

INTEREST EXPENSE
     Interest on deposits                               1,544             2,125
     Interest on borrowed money                           490               569
                                                      -------           -------
Total interest expense                                  2,034             2,694
                                                      -------           -------

Net interest income                                     3,693             3,238
     Provision for loan losses                            150                60
                                                      -------           -------
Net interest income after provision for loan losses     3,543             3,178
                                                      -------           -------

OTHER INCOME
     Service charges on deposits                          548               500
     Other service charges                                249               316
     Trust department income                              381               312
     Brokerage income                                     132                62
     Other income                                          82                80
     Securities gains / (losses)                           17                (2)
                                                      -------           -------
Total other income                                      1,409             1,268
                                                      -------           -------

OTHER EXPENSES
     Salaries and employee benefits                     1,433             1,213
     Net occupancy and equipment expenses                 435               427
     Other operating expenses                             945             1,015
                                                      -------           -------
Total other expense                                     2,813             2,655
                                                      -------           -------

Income before income tax                                2,139             1,791
     Income tax expenses                                  642               500
                                                      -------           -------
Net income                                            $ 1,497           $ 1,291
                                                      =======           =======

PER SHARE DATA
Earnings per share
     Basic earnings per share                         $  0.63           $  0.55
     Weighted average number of shares outstanding  2,389,059         2,363,577

     Diluted earnings per share                       $  0.62           $  0.54
     Weighted average number of shares outstanding  2,433,690         2,386,868

Dividends per share                                   $ 0.170           $ 0.143


              The accompanying notes are an integral part of these
                        condensed financial statements.

                      ORRSTOWN FINANCIAL SERVICES, INC.
               AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                           Six Months Ended
                                                        June              June
(Dollars in Thousands)                                  2002              2001

INTEREST INCOME
     Interest and fees on loans                      $  9,141          $  9,470
     Interest on federal funds sold                       113               187
     Interest and dividends on investment securities    2,068             2,151
     Interest income on deposits with banks                10                 6
                                                     --------          --------
Total interest income                                  11,332            11,814
                                                     --------          --------

INTEREST EXPENSE
     Interest on deposits                               3,152             4,348
     Interest on borrowed money                           944             1,181
                                                     --------          --------
Total interest expense                                  4,096             5,529
                                                     --------          --------

Net interest income                                     7,236             6,285
     Provision for loan losses                            300               120
                                                     --------          --------
Net interest income after provision for loan losses     6,936             6,165
                                                     --------          --------

OTHER INCOME
     Service charges on deposits                        1,024               912
     Other service charges                                468               454
     Trust department income                              703               608
     Brokerage income                                     212               130
     Other income                                         162               164
     Securities gains / (losses)                           18                31
                                                     --------          --------
Total other income                                      2,587             2,299
                                                     --------          --------

OTHER EXPENSES
     Salaries and employee benefits                     2,912             2,497
     Net occupancy and equipment expenses                 863               839
     Other operating expenses                           1,726             1,776
                                                     --------          --------
Total other expense                                     5,501             5,112
                                                     --------          --------

Income before income tax                                4,022             3,352
     Income tax expenses                                1,191               936
                                                     --------          --------
Net income                                           $  2,831          $  2,416
                                                     ========          ========

PER SHARE DATA
Earnings per share
     Basic earnings per share                        $   1.19          $   1.03
     Weighted average number of shares outstanding  2,386,211         2,360,493

     Diluted earnings per share                      $   1.17          $   1.01
     Weighted average number of shares outstanding  2,429,067         2,382,158

Dividends per share                                  $  0.340          $  0.286


              The accompanying notes are an integral part of these
                         condensed financial statements.

                      ORRSTOWN FINANCIAL SERVICES, INC.
               AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)




                                                           Three Months Ended
                                                         June             June
(Dollars in Thousands)                                   2002             2001

COMPREHENSIVE INCOME
     Net Income                                        $ 1,497          $ 1,291

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
       available for sale                                  722             (494)
                                                       -------          -------
Comprehensive Income                                   $ 2,219          $   797
                                                       =======          =======







                                                            Six Months Ended
                                                         June             June
(Dollars in Thousands)                                   2002             2001

COMPREHENSIVE INCOME
     Net Income                                        $ 2,831          $ 2,416

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
       available for sale                                  618              195
                                                       -------          -------
Comprehensive Income                                   $ 3,449          $ 2,611
                                                       =======          =======







              The accompanying notes are an integral part of these
                         condensed financial statements.

                    ORRSTOWN FINANCIAL SERVICES, INC.
               AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                       June               June
(Dollars in Thousands)                                 2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                      $ 2,831            $ 2,416
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                   382                422
         Provision for loan losses                       300                120
         Other, net                                     (411)              (340)
                                                     -------            -------
Net cash provided by operating activities              3,102              2,618
                                                     -------            -------


CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing
       deposits with banks                              (420)              (498)
     Purchases of available for sale securities      (15,122)           (17,265)
     Sales and maturities of available for sale
       securities                                      7,284             23,737
     Net (purchases) redemption of FHLB Stock           (101)                 0
     Net (increase) in loans                         (13,210)           (30,392)
     Purchases of bank premises and equipment           (850)              (247)
                                                     -------            -------
Net cash provided (used) by investing activities     (22,419)           (24,665)
                                                     -------            -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits              11,352             13,373
     Cash dividends paid                                (812)              (675)
     Proceeds from sale of stock                         483                476
     Net increase (decrease) in short term purchased
       funds                                          (9,038)             7,472
     Proceeds in long term debt                        5,000                  0
     Payments on long term debt                            0                (28)
                                                     -------            -------
Net cash provided by financing activities              6,985             20,618
                                                     -------            -------

Net increase (decrease) in cash and cash
  Equivalents                                        (12,332)            (1,429)
Cash and cash equivalents at beginning of period      36,997             11,021
                                                    --------            -------
Cash and cash equivalents at end of period          $ 24,665            $ 9,592
                                                    ========            =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                    $ 4,186            $ 5,764
         Income Taxes                                  1,135                930

Supplemental schedule of noncash investing and financing activities:
     Unrealized gain (loss) on investments available for
     sale (net of deferred taxes of $318 and $100 at
     June 30, 2002 and 2001,respectively)                618                195


              The accompanying notes are an integral part of these
                         condensed financial statements.

                         ORRSTOWN FINANCIAL SERVICES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)


Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on their review is attached as
Exhibit 99 to this 10-Q


NOTE 1. Basis of Presentation

The financial information presented at and for the three and six month periods ended June 30, 2002 and 2001 is unaudited. Information presented at December 31, 2001 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


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


NOTE 4. Federal Income Taxes

For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred income taxes are provided in the financial statements. Income tax expense is less than the amount calculated using the statutory tax rate as a result of tax exempt income earned primarily from state and political subdivision obligations.

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

Management has classified all investments securities as "available for sale". At June 30, 2002 fair value exceeded amortized cost by $1,360,000. In stockholders' equity, the balance of accumulated other comprehensive income increased to $898,000 after recognizing the tax effects of the unrealized gains. At December 31, 2001, fair value exceeded amortized cost by $425,000 increasing accumulated other comprehensive income to $280,000 after recognizing the tax effects of the unrealized gains.

                      ORRSTOWN FINANCIAL SERVICES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Summary

Orrstown Financial Services, Inc. recorded net income of $1,497,000 for the second quarter of 2002 compared to $1,291,000 for the same period in 2001, representing an increase of $206,000 or 16.0%. Basic earnings per share was $0.63 for the second quarter of 2002 up $0.08 from the $0.55 earned during the second quarter of 2001.

Net income for the first six months of 2002 was $2,831,000 compared to $2,416,000 for the same period in 2001, representing an increase of $415,000 or 17.2%. Net income per share for the first six months of 2002 was $1.19 up form the $1.03 per share realized during the six months ended June 30, 2001. All per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on September 15, 2001.

The following statistics compare 2002's second quarter and year-to-date performance to that of 2001:

                                   Three Months Ended         Six Months Ended
                                    June        June           June       June
                                    2002        2001           2002       2001
Return on average assets            1.60%       1.58%          1.55%      1.53%
Return on average equity           18.08%      17.82%         17.52%     17.21%
Average equity / Average assets     8.82%       8.89%          8.82%      8.87%

A more detailed discussion of the elements having the greatest impact on net income follows.

Net Interest Income

Net interest income for the second quarter of 2002 was $3,693,000 representing a growth of $455,000, or 14.1% over the $3,238,000 realized during the second quarter of 2001. Growth was due primarily to volume as the net interest margin tightened from 4.40% in the second quarter 2001 to 4.35% during second quarter 2002.

Net interest income for the first six months of 2002 was $7,236,000 representing an increase of $951,000, or 15.1% over the $6,285,000 generated during the first six months of 2001. Net interest income gains were due, in large part, to volume increases in the commercial loan portfolio. The rates paid on interest bearing liabilities declined at a faster pace than those of interest earning assets thereby increasing the net interest spread by 11 basis points year to date.

The tables that follow state rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:


(Dollars in Thousands)                          Three Months Ended
                                        June 2002                 June 2001
                                  Avg Balance   Rates       Avg Balance   Rates

Interest earning assets             $ 350,869    6.67%       $ 303,890    7.95%
Interest bearing liabilities          301,610    2.70%         264,343    4.09%
                                    ---------                ---------
Free Funds                          $  49,259                $  39,547
                                    =========                =========

Net interest income                 $   3,693                $   3,238
                                    =========                =========
Net interest spread                              3.97%                    3.86%
Free funds ratio                                14.04%                   13.01%
Net interest margin                              4.35%                    4.40%




(Dollars in Thousands)                            Six Months Ended
                                        June 2002                 June 2001
                                  Avg Balance   Rates       Avg Balance   Rates

Interest earning assets            $ 344,484     6.76%       $ 295,419    8.17%
Interest bearing liabilities         296,271     2.79%         258,326    4.31%
                                   ---------                 ---------
Free Funds                         $  48,213                 $  37,093
                                   =========                 =========

Net interest income                $   7,236                 $   6,285
                                   =========                 =========
Net interest spread                              3.97%                    3.86%
Free funds ratio                                14.00%                   12.56%
Net interest margin                              4.36%                    4.40%



Non-Interest Income and Expense

The following compares three months ended June 30, 2002 to three months ended June 30, 2001:

Other income increased $141,000, or 11.1%, from $1,268,000 during the second quarter of 2001 to $1,409,000 during the second quarter of 2002. Gains in the second quarter were primarily attributable to trust and brokerage income growth of $139,000.

Other expenses increased moderately from $2,655,000 during the second quarter 2001 to $2,813,000 during 2002's second quarter, resulting in an increase of $158,000, or 6.0%. Salaries and benefits expense grew $220,000, or 18.1% due to annual reviews, staff increases and the opening of our eleventh branch in Carlisle, Pennsylvania on June 24, 2002. The opening of the eleventh branch was also responsible for investment in premises and equipment rising 5.2% from $9,019,000 to $9,487,000. Other operating expenses decreased for the current quarter versus the second quarter 2001.

The following compares six months ended June 30, 2002 to six months ended June 30, 2001:

Other income grew $288,000, or 12.5%, form $2,299,000 during the first half of 2001 to $2,587,000 during the same period of 2002. Primary areas of growth included asset management income by $177,000 and credit life and disability income by $92,000.

Other expenses rose form $5,112,000 during the six months of 2001 to $5,501,000 for the six months ended 2002, growing $389,000, or 7.6%. Again, salary and benefit increases of $415,000 were the main contributing factors.

Income Tax Expense

Income tax expense increased $142,000, or 28.4%, during the second quarter of 2002 versus the second quarter of 2001. For the first half of 2002 versus 2001, income tax expense rose $255,000, or 27.2%. Tax exempt income has become a smaller part of the revenue stream. Effective income tax rates were as follows:

                                       Three Months Ended       Six Months Ended
                                        June        June        June       June
                                        2002        2001        2002       2001

Effective income tax rate               30.0%       27.9%       29.6%      27.9%

The marginal federal income tax bracket is 34% for all periods presented.



Provision and Allowance for Loan Losses

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)                 Three Months Ended       Six Months Ended
                                        June        June        June       June
                                        2002        2001        2002       2001
Balance at beginning of period        $ 3,208     $ 2,747     $ 3,104    $ 2,691
Recoveries of loans previously
  charged off                               4           1           5          2
Additions to allowance charged
  to expense                              150          60         300        120
                                      -------     -------     -------    -------
    Total                               3,362       2,808       3,409      2,813
Loans charged off                           8           5          55         10
                                      -------     -------     -------    -------
Balance at end of period              $ 3,354     $ 2,803     $ 3,354    $ 2,803
                                      =======     =======     =======    =======

In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses was approximately 62% at June 30, 2002.

Nonperforming Assets / Risk Elements

Nonperforming assets at June 30, are as follows:
                                                                June 30
(Dollars in Thousands)                                      2002        2001

Loans on nonaccrual (cash) basis
  Loans secured by real estate                             $    0      $    0
  Installment loans                                            14          30
  Commercial loans                                              0          30
  Credit card                                                   0           0
                                                           ------      ------
    Total nonaccrual loans                                     14          60
                                                           ======      ======

Loans whose terms have been renegotiated
  Loans secured by real estate                              1,428           0
  Installment loans                                             0           0
  Commercial loans                                              0           0
  Credit card                                                   0           0
                                                          -------      ------
    Total renegotiated loans                                1,428           0
    OREO                                                      211           0
                                                          -------      ------
Total nonperforming loans and OREO                        $ 1,653      $   60
                                                          =======      ======

Ratio of nonperforming assets to total loans and OREO        0.63%       0.03%
Ratio of nonperforming assets to total assets                0.43%       0.02%


Loans past due 90 or more days and still accruing
  Loans secured by real estate                            $ 1,240     $ 1,129
  Installment loans                                            20           2
  Commercial loans                                              4          41
  Credit card                                                   0           2
                                                          -------     -------
    Total loans 90 or more days past due                  $ 1,264     $ 1,174
                                                          =======     =======

Ratio of loans 90 or more days past due to total loans
  And OREO                                                   0.48%       0.49%
Ratio of loans 90 or more days past due to total assets      0.33%       0.35%


Total nonperforming and other risk assets                  $2,917       $1,234

Ratio of total risk assets to total loans and OREO           1.11%       0.52%
Ratio of total risk assets to total assets                   0.76%       0.37%


Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

Capital Resources and Balance Sheet Fluctuations

A comparison of Orrstown Financial Services, Inc's capital ratios to regulatory minimum requirements at June 30, 2002 are as follows:

                                   Orrstown Financial         Regulatory Minimum
                                       Services                  Requirements
Leverage Ratio                           8.78%                         4%
Risk Based Capital Ratios:
    Tier I Capital Ratio                12.54%                         4%
    Total (Tier II) Capital Ratio
      (core capital plus allowance
      for loan losses                   13.79%                         8%

Capital Resources and Balance Sheet Fluctuations (Continued)

The growth experienced during 2002 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment plan. Dividend reinvestment plan participants have added $483,000 to equity as of June 30, 2002. Equity represented 8.93% of assets at June 30, 2002 which is up from 8.34% at December 31, 2001.

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

         None


Item 5 - Other Information
--------------------------

         None


Item 6 - Exhibits and Reports on Form 8 - K
-------------------------------------------

    (a)  Exhibits

         99   - Report of independent accountant's on interim financial
                  statements
         99.1 - Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
         99.2 - Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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


                                      /s/ Kenneth R. Shoemaker
                                      ------------------------------------------
                                      (Kenneth R. Shoemaker, President)
                                      (Duly Authorized Officer)


                                      /s/ Bradley S. Everly
                                      ------------------------------------------
                                      (Bradley S. Everly, Senior Vice President)
                                      (Chief Financial Officer)


                                      /s/ Robert B. Russell
                                      ------------------------------------------
                                      (Robert B. Russell, Controller)
                                      (Chief Accounting Officer)


Date August 12, 2002
     --------------------