Form 10-Q
period 2002-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2002-11-13
CIK 826154

                                   FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 2002           Commission file number   33-18888
                  ------------------                                    --------



                        ORRSTOWN FINANCIAL SERVICES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)




Commonwealth of Pennsylvania                                  23-2530374
-----------------------------------------               ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


77 East King Street                                              17257
-----------------------------------------               ----------------------
P.O. Box 250, Shippensburg, Pennsylvania                      (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:          (717) 532-6114
                                                           --------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES ____X____    NO ____________


          Class                               Outstanding at October 22, 2002
----------------------------                  -------------------------------
(Common Stock, no par value)                            2,393,876

                        ORRSTOWN FINANCIAL SERVICES, INC.


                                      INDEX







                                                                                                      Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial statements (unaudited)
           Condensed consolidated balance sheets - September 30, 2002
                and December 31, 2001                                                                     4
           Condensed consolidated statements of income - Three months
                ended September 30, 2002 and 2001                                                         5
           Condensed consolidated statements of income - Nine months
                ended September 30, 2002 and 2001                                                         6
           Condensed consolidated statements of comprehensive income -
                three & nine months ended September 30, 2002 and 2001                                     7
           Condensed consolidated statements of cash flows - Nine
                months ended September 30, 2002 and 2001                                                  8
           Notes to condensed consolidated financial statements                                      9 - 10


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                                                      11 - 14



PART II - OTHER INFORMATION


           Other Information                                                                             16
           Signatures                                                                                    17
           Certifications of Principal Executive Officer and Principal Financial Officer          18 and 19
           Exhibits                                                                                 20 - 22



                         PART I - FINANCIAL INFORMATION


                                                          PART I
                                                  FINANCIAL INFORMATION
                                               Item 1. Financial Statements

                                            ORRSTOWN FINANCIAL SERVICES, INC.
                                      AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
                                    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                         (Unaudited)           (Audited)*
                                                                                        September 30,         December 31,
(Dollars in Thousands)                                                                      2002                  2001
ASSETS
     Cash and due from banks                                                               $ 11,464             $ 12,650
     Interest bearing deposits with banks                                                     1,235                  679
     Federal funds sold                                                                      19,901               24,347
     Securities available for sale                                                           83,397               68,422
     Federal Home Loan Bank, Federal Reserve and Atlantic Central Bankers Bank
         Stock, at cost which approximates market value                                       1,804                1,703

     Loans                                                                                  274,654              249,816
     Allowance for loan losses                                                               (3,496)              (3,104)
                                                                                           --------             --------
     Net Loans                                                                              271,158              246,712

     Premises and equipment, net                                                              9,568                9,019
     Accrued Interest receivable                                                              1,631                1,541
     Cash value-life insurance                                                                6,781                5,923
     Other assets                                                                             2,177                2,732
                                                                                           --------             --------
Total assets                                                                               $409,116             $373,728
                                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
         Non-interest bearing                                                              $ 43,722             $ 39,881
         Interest bearing                                                                   265,808              241,287
                                                                                           --------             --------
     Total deposits                                                                         309,530              281,168

     Federal funds purchased and other short
       term borrowed funds                                                                   28,357               31,531
     Long term borrowed funds                                                                31,512               26,512
     Accrued interest payable                                                                   259                  373
     Other liabilities                                                                        3,232                2,982
                                                                                           --------             --------
Total liabilities                                                                           372,890              342,566
                                                                                           --------             --------
     Common stock, no par value-$.1041 stated value per share at September 30,
         2002 and December 31, 2001, 10,000,000 shares authorized with
         2,393,876 shares issued at September 30, 2002 and 2,378,608
         issued at December 31, 2001                                                            249                  248
     Additional paid - in capital                                                            25,707               25,077
     Retained earnings                                                                        8,727                5,557
     Accumulated other comprehensive income                                                   1,543                  280
                                                                                           --------             --------
Total stockholders' equity                                                                   36,226               31,162
                                                                                           --------             --------
Total liabilities and stockholders' equity                                                 $409,116             $373,728
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


                                  ORRSTOWN FINANCIAL SERVICES, INC.
                            AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                          Three Months Ended
                                                                   September 30,       September 30,
(Dollars in Thousands)                                                 2002                2001
INTEREST INCOME
     Interest and fees on loans                                    $     4,760          $     5,047
     Interest on federal funds sold                                         84                  129
     Interest and dividends on investment securities                     1,084                1,026
     Interest income on deposits with banks                                  5                    5
                                                                   -----------          -----------
Total interest income                                                    5,933                6,207
                                                                   -----------          -----------

INTEREST EXPENSE
     Interest on deposits                                                1,526                2,096
     Interest on borrowed money                                            511                  585
                                                                   -----------          -----------
Total interest expense                                                   2,037                2,681
                                                                   -----------          -----------

Net interest income                                                      3,896                3,526
     Provision for loan losses                                             150                  170
                                                                   -----------          -----------
Net interest income after provision for loan losses                      3,746                3,356
                                                                   -----------          -----------

OTHER INCOME
     Service charges on deposits                                           589                  478
     Other service charges                                                 217                   54
     Trust department income                                               344                  310
     Brokerage income                                                      108                   74
     Other income                                                           86                   85
     Securities gains / (losses)                                            (6)                  (9)
                                                                   -----------          -----------
Total other income                                                       1,338                  992
                                                                   -----------          -----------

OTHER EXPENSES
     Salaries and employee benefits                                      1,567                1,351
     Net occupancy and equipment expenses                                  464                  417
     Other operating expenses                                              962                  696
                                                                   -----------          -----------
Total other expense                                                      2,993                2,464
                                                                   -----------          -----------

Income before income tax                                                 2,091                1,884
     Income tax expenses                                                   509                  501
                                                                   -----------          -----------
Net income                                                         $     1,582          $     1,383
                                                                   ===========          ===========

PER SHARE DATA
Earnings per share
     Basic earnings per share                                      $      0.66          $      0.58
     Weighted average number of shares outstanding                   2,392,993            2,369,508

     Diluted earnings per share                                    $      0.64          $      0.57
     Weighted average number of shares outstanding                   2,457,701            2,410,568

Dividends per share                                                $      0.18          $      0.15



              The accompanying notes are an integral part of these
                         condensed financial statements.


                                ORRSTOWN FINANCIAL SERVICES, INC.
                          AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                       Nine Months Ended
                                                               September 30,         September 30,
(Dollars in Thousands)                                             2002                  2001
INTEREST INCOME
     Interest and fees on loans                                 $   13,901            $   14,517
     Interest on federal funds sold                                    197                   316
     Interest and dividends on investment securities                 3,152                 3,177
     Interest income on deposits with banks                             15                    11
                                                                ----------            ----------
Total interest income                                               17,265                18,021
                                                                ----------            ----------

INTEREST EXPENSE
     Interest on deposits                                            4,678                 6,444
     Interest on borrowed money                                      1,455                 1,766
                                                                ----------            ----------
Total interest expense                                               6,133                 8,210
                                                                ----------            ----------

Net interest income                                                 11,132                 9,811
     Provision for loan losses                                         450                   290
                                                                ----------            ----------
Net interest income after provision for loan losses                 10,682                 9,521
                                                                ----------            ----------

OTHER INCOME
     Service charges on deposits                                     1,613                 1,390
     Other service charges                                             685                   508
     Trust department income                                         1,047                   918
     Brokerage income                                                  320                   204
     Other income                                                      248                   249
     Securities gains / (losses)                                        12                    22
                                                                ----------            ----------
Total other income                                                   3,925                 3,291
                                                                ----------            ----------


OTHER EXPENSES
     Salaries and employee benefits                                  4,479                 3,848
     Net occupancy and equipment expenses                            1,327                 1,256
     Other operating expenses                                        2,688                 2,472
                                                                ----------            ----------
Total other expense                                                  8,494                 7,576
                                                                ----------            ----------

Income before income tax                                             6,113                 5,236
     Income tax expenses                                             1,700                 1,437
                                                                ----------            ----------
Net income                                                      $    4,413            $    3,799
                                                                ----------            ----------

PER SHARE DATA
Earnings per share
     Basic earnings per share                                   $     1.85            $     1.61
     Weighted average number of shares outstanding               2,388,497             2,363,531

     Diluted earnings per share                                 $     1.81            $     1.58
     Weighted average number of shares outstanding               2,438,716             2,391,732

Dividends per share                                             $     0.52            $     0.44

              The accompanying notes are an integral part of these
                         condensed financial statements.


                                 ORRSTOWN FINANCIAL SERVICES, INC.
                          AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                      Three Months Ended
                                                               September 30,        September 30,
(Dollars in Thousands)                                             2002                  2001
COMPREHENSIVE INCOME
     Net Income                                                 $    1,582            $    1,383

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
      available for sale                                               645                   722
                                                                ----------            ----------
Comprehensive Income                                            $    2,227            $    2,105
                                                                ==========            ==========


                                                                       Nine Months Ended
                                                               September 30,        September 30,
(Dollars in Thousands)                                             2002                  2001
COMPREHENSIVE INCOME
     Net Income                                                 $    4,413            $    3,799

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
       available for sale                                            1,263                   917
                                                                ----------            ----------
Comprehensive Income                                            $    5,676            $    4,716
                                                                ==========            ==========
















              The accompanying notes are an integral part of these
                         condensed financial statements.


                                   ORRSTOWN FINANCIAL SERVICES, INC.
                            AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                September 30,             September 30,
(Dollars in Thousands)                                                               2002                       2001
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $       4,413           $        3,799
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                     588                      569
         Provision for loan losses                                                         450                      290
         Other, net                                                                       (897)                    (485)
                                                                                --------------           --------------
Net cash provided by operating activities                                                4,554                    4,173
                                                                                --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing deposits with banks                      (556)                    (567)
     Purchases of available for sale securities                                        (24,407)                 (29,374)
     Sales and maturities of available for sale securities                              11,335                   33,968
     Net (purchases) redemption of FHLB Stock                                             (101)                     431
     Net (increase) in loans                                                           (24,896)                 (38,789)
     Purchases of bank premises and equipment                                           (1,137)                    (295)
                                                                                --------------           --------------
Net cash provided (used) by investing activities                                       (39,762)                 (34,626)
                                                                                --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                28,362                   27,598
     Cash dividends paid                                                                (1,244)                  (1,031)
     Proceeds from sale of stock                                                           632                      718
     Cash paid in lieu of fractional shares                                                  0                      (20)
     Net increase (decrease) in short term purchased funds                              (3,174)                  17,379
     Proceeds in long term debt                                                          5,000                    8,000
     Payments on long term debt                                                              0                     (316)
                                                                                --------------           --------------
Net cash provided by financing activities                                               29,576                   52,328
                                                                                --------------           --------------

Net increase (decrease) in cash and cash equivalents                                    (5,632)                  21,875
Cash and cash equivalents at beginning of period                                        36,997                   14,070
                                                                                --------------           --------------
Cash and cash equivalents at end of period                                       $      31,365            $      35,945
                                                                                ==============           ==============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                                $       6,247                 $  8,412
         Income Taxes                                                                    1,850                    1,500

Supplemental schedule of noncash investing and financing activities:
     Unrealized gain (loss) on investments available for sale (net of deferred taxes of $650 and $470 at September 30, 2002 and
      2001, respectively)                                                                 1,263                      917




              The accompanying notes are an integral part of these
                         condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)


Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q


NOTE 1.      Basis of Presentation

The financial information presented at and for the three months ended and nine months ended September 30, 2002 and 2001 is unaudited. Information presented at December 31, 2001 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


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

Management has classified all investments securities as "available for sale". At September 30, 2002 fair value exceeded amortized cost by $ 2,337,000. In stockholders' equity, the balance of accumulated other comprehensive income increased to $ 1,543,000 after recognizing the tax effects of the unrealized gains. At December 31, 2001, fair value exceeded amortized cost by $ 425,000 increasing accumulated other comprehensive income to $ 280,000 after recognizing the tax effects of the unrealized gains.

                        ORRSTOWN FINANCIAL SERVICES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Summary

Orrstown Financial Services, Inc. recorded net income of $ 1,582,000 for the third quarter of 2002 compared to $ 1,383,000 for the same period in 2001, representing an increase of $ 199,000 or 14.4%. Basic earnings per share was $ 0.66 for the third quarter of 2002 up $ 0.08 from the $ 0.58 earned during the third quarter of 2001.

Net income for the first nine months of 2002 was $ 4,413,000 compared to $ 3,799,000 for the same period in 2001, representing an increase of $ 614,000 or 16.2%. Net income per share for the first nine months of 2002 was $ 1.85 up from the $ 1.61 per share realized during the nine months ended
September 30, 2001.

The following statistics compare 2002's third quarter and year-to-date performance to that of 2001:

                                                 Three Months Ended                 Nine Months Ended
                                              September       September        September        September
                                                2002             2001            2002              2001
Return on average assets                        1.58%           1.57%            1.56%            1.54%
Return on average equity                       17.81%          18.34%           17.62%           17.60%
Average equity / Average assets                 8.88%           8.54%            8.84%            8.75%

A more detailed discussion of the elements having the greatest impact on net income follows.


Net Interest Income

Net interest income for the third quarter of 2002 was $ 3,896,000 representing a growth of $ 370,000, or 10.5% over the $ 3,526,000 realized during the third quarter of 2001. Growth was due to volume as the net interest margin tightened from 4.45% in the third quarter 2001 to 4.17% during third quarter 2002. Core deposit growth was excellent with average daily balances up $ 40.3 million, or 31.7% from third quarter 2001 levels. Transaction account products have been well received. In addition, commercial loan growth was strong with third quarter average daily balances up $ 27.5 million, or 20.7% over third quarter 2001 levels.

Net interest income for the first nine months of 2002 was $ 11,132,000 representing an increase of $ 1,321,000, or 13.5% over the $ 9,811,000 generated during the first nine months of 2001. Net interest income gains were due to volume increases in core deposits and continued commercial loan demand.

The tables that follow state rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

                (Dollars in Thousands)                      Three Months Ended
                                                      September 2002     September 2001
                                                      Avg                  Avg
                                                    Balance     Rates    Balance    Rates
                Interest earning assets             $370,707    6.34%   $325,925     7.71%
                Interest bearing liabilities         315,844    2.56%    281,561     3.78%
                                                    --------            --------
                Free Funds                          $ 54,863            $ 44,364
                                                    ========            ========

                Net interest income                 $  3,896            $  3,526
                                                    ========            ========
                Net interest spread                             3.78%                3.93%
                Free funds ratio                               14.80%               13.61%
                Net interest margin                             4.17%                4.45%

                (Dollars in Thousands)                       Nine Months Ended
                                                     September 2002         September 2001
                                                      Avg                   Avg
                                                    Balance    Rates      Balance    Rates
                Interest earning assets             $353,321    6.61%     $305,700    8.01%
                Interest bearing liabilities         302,868    2.71%      266,156    4.12%
                                                    --------              --------
                Free Funds                          $ 50,453              $ 39,544
                                                    ========              ========

                Net interest income                 $ 11,132              $  9,811
                                                    ========              ========
                Net interest spread                             3.90%                 3.89%
                Free funds ratio                               14.28%                12.94%
                Net interest margin                             4.29%                 4.42%

Non-Interest Income and Expense

The following compares three months ended September 30, 2002 to three months ended September 30, 2001:

Other income increased $ 346,000, or 34.9%, from $ 992,000 during the third quarter of 2001 to $ 1,338,000 during the third quarter of 2002. Primary growth areas included overdraft fees, asset management fees, insurance income, merchant account fees and debit card fees.

Other expenses increased from $ 2,464,000 during the third quarter 2001 to $ 2,993,000 during 2002's third quarter, resulting in an increase of $ 529,000, or 21.5%. Salaries and benefits expense grew $ 216,000, or 16.0% due to annual reviews, staff increases and the opening of our eleventh branch in Carlisle, Pennsylvania on June 24, 2002. The opening of the eleventh branch and renovations to the Stonehedge office added to the investment in premises and equipment increase of $ 549,000 for the current year. Occupancy, equipment, data processing and supplies expense all increased proportionally with growth.

The following compares nine months ended September 30, 2002 to nine months ended September 30, 2001:

Other income grew $ 634,000, or 19.3%, from $ 3,291,000 during the first nine months of 2001 to $ 3,925,000 during the same period of 2002. The primary areas of increase were asset management fees up $ 245,000, overdraft fees up
$ 119,000, insurance fees net of reserves up $ 108,000, loan fees up $ 76,000, merchant fees up $ 42,000 and debit card fees up $ 38,000.

Other expenses rose from $ 7,576,000 during the first nine months of 2001 to $ 8,494,000 for the nine months ended September 30, 2002, growing $ 918,000, or 12.1%. Again, salary and benefit increases of $ 631,000 represented the largest area of increase but other expense areas increased proportionally with the company's overall growth.


Income Tax Expense

Income tax expense increased $ 8,000, or 1.6%, during the third quarter of 2002 versus the third quarter of 2001. For the first nine months of 2002 versus 2001, income tax expense rose $ 263,000, or 18.3%. Tax exempt income has become a smaller part of the revenue stream. Effective income tax rates were as follows:

                                                   Three Months Ended     Nine Months Ended
                                                 September   September  September    September
                                                    2002        2001       2002         2001
                Effective income tax rate           24.3%       26.6%     27.8%         27.4%

The marginal federal income tax bracket is 34% for all periods presented.

Provision and Allowance for Loan Losses

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

                (Dollars in Thousands)                             Three Months Ended        Nine Months Ended
                                                                 September    September    September    September
                                                                    2002         2001         2002         2001
                Balance at beginning of period                    $3,354       $2,803       $3,104       $2,691
                Recoveries of loans previously charged off             4            1            9            3
                Additions to allowance charged to expense            150          170          450          290
                                                                  ------       ------       ------       ------
                  Total                                            3,508        2,974        3,563        2,984
                Loans charged off                                     12           74           67           84
                                                                  ------       ------       ------       ------
                Balance at end of period                          $3,496       $2,900       $3,496       $2,900
                                                                  ======       ======       ======       ======

In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses was approximately 62% at September 30, 2002.


Nonperforming Assets / Risk Elements

Nonperforming assets at September 30, are as follows:

                                                                                        September 30
                     (Dollars in Thousands)                                          2002         2001
                     Loans on nonaccrual (cash) basis
                       Loans secured by real estate                                 $   28       $    0
                       Installment loans                                                 9            9
                       Commercial loans                                                  0           30
                       Credit card                                                       0            0
                                                                                    ------       ------
                        Total nonaccrual loans                                          37           39
                                                                                    ------       ------

                     Loans whose terms have been renegotiated
                       Loans secured by real estate                                  1,428            0
                       Installment loans                                                 0            0
                       Commercial loans                                                  0            0
                       Credit card                                                       0            0
                                                                                    ------       ------
                        Total renegotiated loans                                     1,428            0
                                                                                    ------       ------
                        OREO                                                           211            0
                                                                                    ------       ------
                     Total nonperforming loans and OREO                             $1,676       $   39
                                                                                    ======       ======

                     Ratio of nonperforming assets to total loans and OREO           0.61%        0.02%
                     Ratio of nonperforming assets to total assets                   0.41%        0.01%

                     Loans past due 90 or more days and still accruing
                      Loans secured by real estate                                  $1,040       $  504
                      Installment loans                                                  9           71
                      Commercial loans                                                  11           52
                      Credit card                                                        0            5
                                                                                    ------       ------
                       Total loans 90 or more days past due                         $1,060       $  632
                                                                                    ======       ======

                     Ratio of loans 90 or more days past due to total loans and
                     OREO                                                            0.39%        0.25%
                     Ratio of loans 90 or more days past due to total assets         0.26%        0.17%

                     Total nonperforming and other risk assets                      $2,736       $  671
                                                                                    ======       ======

                     Ratio of total risk assets to total loans and OREO              1.00%        0.27%
                     Ratio of total risk assets to total assets                      0.67%        0.18%


Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.


Capital Resources and Balance Sheet Fluctuations

A comparison of Orrstown Financial Services, Inc's capital ratios to regulatory minimum requirements at September 30, 2002 is as follows:

                                                                   Orrstown Financial        Regulatory Minimum
                                                                         Services                Requirements
      Leverage Ratio                                                      8.68%                      4%
      Risk Based Capital Ratios:
          Tier I Capital Ratio                                           12.51%                      4%
          Total (Tier II) Capital Ratio (core capital plus
            allowance for loan losses                                    13.76%                      8%

The growth experienced during 2002 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment plan. Dividend reinvestment plan participants have added $ 631,000 to equity as of September 30, 2002. Equity represented 8.85% of assets at September 30, 2002 which is up from 8.34% at December 31, 2001.

All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2002 or single day fluctuations.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the corporation's liquidity, capital resources or operations.


Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the company concluded that the company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial officers.

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






                                   /s/  Kenneth R. Shoemaker
                                   --------------------------------------------
                                   (Kenneth R. Shoemaker, President & CEO)
                                   (Duly Authorized Officer)




                                   /s/  Bradley S. Everly
                                   --------------------------------------------
                                   (Bradley S. Everly, Sr. Vice President & CFO) (Chief Financial Officer)




                                   /s/  Robert B. Russell
                                   --------------------------------------------
                                   (Robert B. Russell, Vice President & CAO)
                                   (Chief Accounting Officer)




Date  November 4, 2002
      ----------------

                                  CERTIFICATION


I, Kenneth R. Shoemaker, President and CEO, certify, that:
   ---------------------------------------

         1. I have reviewed this quarterly report on Form 10-Q of Orrstown Financial Services, Inc.

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 4, 2002                          By:/s/Kenneth R. Shoemaker
         ------------------                           --------------------------
                                                   Kenneth R. Shoemaker
                                                   President & CEO
                                                   (Principal Executive Officer)

                                  CERTIFICATION


I, Bradley S. Everly, Sr. Vice President and CFO, certify, that:
   ---------------------------------------------

         1. I have reviewed this quarterly report on Form 10-Q of Orrstown Financial Services, Inc.

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 4, 2002                          By: /s/Bradley S. Everly
         ------------------                            -------------------------
                                                   Bradley S. Everly
                                                   Sr. Vice President and CFO
                                                   (Principal Financial Officer)