Form 10-K
period 2002-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2003-03-26
CIK 826154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002

Commission file number:  33-18888

                        ORRSTOWN FINANCIAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-2530374
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

      77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania 17257
--------------------------------------------------------------------------------
               (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:             (717) 532-6114
                                                                --------------
Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                               Title of each class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   ---
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes  X    No
                                            ---     ---
As of December 31, 2002, 2,398,405 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 112,725,035.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 2002 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for 2003 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

                        ORRSTOWN FINANCIAL SERVICES, INC.

                                    FORM 10-K

                                      INDEX

                                                                                                               Page
Part I
       Item 1.    Business                                                                                        2
       Item 2.    Properties                                                                                      8
       Item 3.    Legal Proceedings                                                                               8
       Item 4.    Submission of Matters to a Vote of Security Holders                                             8

Part II

       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                          10
       Item 6.    Selected Financial Data                                                                        10
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                                10
       Item 8.    Financial Statements and Supplementary Data                                                    10
       Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                                         19

Part III

       Item 10.   Directors and Executive Officers of the Registrant                                             19
       Item 11.   Executive Compensation                                                                         19
       Item 12.   Security Ownership of Certain Beneficial Owners and Management                                 19
       Item 13.   Certain Relationships and Related Transactions                                                 20
       Item 14.   Controls and Procedures                                                                        20

Part IV

       Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               21

       Signatures 24

       Certification of Chief Executive Officer required by Form 10-K                                            25

       Certification of Chief Financial Officer required by Form 10-K                                            26


                                     Part I

Item 1.  Business.
History and Business

         Orrstown Financial Services, Inc. (the Corporation) is a financial holding company registered under the Gramm-Leach-Bliley Act. Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank (the
Bank), Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable. On March 8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown Bank, issuing 131,455 shares of Orrstown Financial Services, Inc.'s common stock to the former Bank shareholders.

         Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its two subsidiaries, Orrstown Bank and Pennbanks Insurance Company Cell P1. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its eleven branches are located in Shippensburg (2), Carlisle
(3), Spring Run, Orrstown, Chambersburg (2), Greencastle and Mechanicsburg, Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary's officers. Pennbanks Insurance Company Cell P1 is a reinsurer of credit life, and disability insurance which services customers of Orrstown Bank. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown Bank.

         Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of the Bank, its subsidiary. On December 31, 2002, the Bank had 113 full-time and 36 part-time employees.

         Orrstown Bank was organized as a state-chartered bank in 1987 as part of an agreement and plan of merger between Orrstown Financial Services, Inc. and Orrstown Bank, the predecessor of Orrstown Bank, under which Orrstown Bank became a wholly-owned subsidiary of Orrstown Financial Services, Inc. As indicated, the Bank is the successor to Orrstown Bank which was originally organized in 1919.

         The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants agribusiness, commercial and residential loans to customers in South Central Pennsylvania, principally Franklin and Cumberland Counties. The concentrations of credit by type of loan are set forth on the face of the balance sheet (page 2 of the annual report to shareholders). The Bank maintains a diversified loan portfolio and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the customer and collateral standards established in the Bank's lending policies and procedures.

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

         Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law.

         As of December 31, 2002, the Corporation had total assets of approximately $ 410 million, total shareholders' equity of approximately $ 38 million and total deposits of approximately $ 319 million. Regulation and Supervision

         Orrstown Financial Services, Inc. is a financial holding company, and is registered as such with the Board of Governors of the Federal Reserve System (The Federal Reserve Board). As a registered bank holding company and financial holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956 and to inspection, examination, and supervision by the Federal Reserve Board.

         The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Pennsylvania Department of Banking, the Federal Reserve Board, and the Federal Deposit Insurance Corporation.

         Several of the more significant regulatory provisions applicable to banks and financial holding companies to which the Corporation and its subsidiaries are subject are discussed below, along with certain regulatory matters concerning the Corporation and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.

Financial and Bank Holding Company Activities

         "Financial in Nature" Requirement. As a financial holding company, the Corporation may engage in, and acquire companies engaged in, activities that are considered "financial in nature", as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of the Corporation ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on the Corporation's ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Corporation to divest the banking subsidiary. In addition, if any banking subsidiary of the Corporation receives a Community Reinvestment Act rating of less than satisfactory, the Corporation would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Corporation may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve board after-the-fact notice of the new activities.

         Interstate Banking and Branching. As the bank holding company, the Corporation is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank, or savings association. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (Riegle-Neal), subject to certain concentration limits and other requirements, bank holding companies such as the Corporation may acquire banks and bank holding companies located in any state. Riegle-Neal also permits banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal.

         Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an aquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

Liability for Banking Subsidiaries

         Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or
(2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default".

Capital Requirements

         Information concerning the Corporation and its subsidiaries with respect to capital requirements is incorporated by reference from Note 15, "Regulatory Matters", of the "Notes to Consolidated Financial Statements" included under Item 8 of this report, and from the "Capital Adequacy and Regulatory Matters" section of the "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations", included under Item 7 of this report.

FDICIA

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized - and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2002, the Bank was considered well capitalized based on the guidelines implemented by the bank regulatory agencies.

Dividend Restrictions

         The Corporation's funds for cash distributions to its stockholders are derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds is dividends received from its subsidiary Orrstown Bank. Various federal laws limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Additional information concerning the Corporation and its banking subsidiary with respect to dividends is incorporated by reference from Note 15, "Regulatory Matters", of the "Notes to Consolidated Financial

Statements" included under Item 8 of this report, and the "Liquidity, Risk Sensitivity, and Interest Rate Risk Analysis" sections of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations", included under Item 7 of this report.

Depositor Preference Statute

         In the "liquidation or other resolution" of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over the general unsecured claims against that institution, including federal funds and letters of credit.

Other Federal Laws and Regulations

         Our operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

        o Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

        o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

        o Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

        o USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

Sarbanes-Oxley Act of 2002

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation's common stock is registered with the SEC, it is currently subject to this Act.

Future Legislation

         Changes to the laws and regulations in the state where the Corporation and the Bank do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. The Corporation cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation.

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

Competition

         The Bank's principal market area consists of Franklin County and Cumberland County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Chambersburg, Shippensburg, and Carlisle, Pennsylvania.

         The Bank, like other depository institutions, has been subjected to competition from less heavily regulated entities such as credit unions, brokerage firms, money market funds, consumer finance and credit card companies, and other commercial banks, many of which are larger than the Bank. Orrstown Bank is competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Item 2.  Properties.

         Orrstown Bank owns buildings in Orrstown, Shippensburg (2), Carlisle
(2), Spring Run, Chambersburg, and Mechanicsburg, Pennsylvania. Offices of the Bank are located in each of these buildings. It also leases space for offices located in Greencastle, Chambersburg, and Carlisle, Pennsylvania.

Item 3.  Legal Proceedings.

         Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Corporation's operations or financial position.

Item 4.  Submission of Matters to Vote of Security Holders.

         None

Executive Officers of Registrant

         The following table sets forth selected information about the principal officers of the holding company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board.


                                                            Held            Employee         Age as of
            Name/Office Held                                Since            Since            3/15/03
            ----------------                                -----           --------         ---------
Joel R. Zullinger, Chairman
  of the Board                                               1991              (1)               54
Jeffrey W. Coy, Vice Chairman of
  the Board                                                  1988              (1)               51
Kenneth R. Shoemaker, President, CEO                         1987              1986              55
Bradley S. Everly, Senior Vice President,
  Treasurer                                                  1997              1997              51
Stephen C. Oldt, Executive
  Vice President, Assistant Secretary                        1987              1987              60
Philip E. Fague, Executive Vice President,
  Assistant Treasurer                                        2001              1988              43
Denver L. Tuckey, Secretary                                  1999              (1)               69
Jeffrey W. Embly, Vice President                             1999              1997              32


(1) These officers are not employees of the Corporation Senior Operating Officers of the Bank


                                                                  Held          Bank Employee   Age as of
            Name/Office Held                                      Since             Since        3/15/03
            ----------------                                      -----         -------------   ---------
Kenneth R. Shoemaker, President,
  Chief Executive Officer                                         1987              1986           55
Stephen C. Oldt, Executive Vice
  President, Chief Operations Officer                             1987              1987           60
Philip E. Fague, Executive Vice President,                        1999/
  Chief Sales and Service Officer                                 2000              1988           43
Bradley S. Everly, Senior Vice
  President, Chief Financial Officer                              1997              1997           51
Benjamin Stoops, Vice President,
  Chief Technology Officer                                        1998              1998           51
Jeffrey W. Embly, Vice President,
 Senior Loan Officer                                              1999              1997           32
Barbara E. Brobst, Vice President,
  Senior Trust Officer                                            2001              1997           44
Nathan A. Eifert, Vice President,
  Director of Marketing                                           2002              2000           34
Stephen C. Caldwell, Vice President,
  Director of Human Resources                                     2002              2001           54


                                     Part II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters.

                  Orrstown Financial Services, Inc.'s common stock is not traded on a national securities exchange, but is traded through the local and over the counter local markets under the symbol ORRF. At December 31, 2002, the approximate number of shareholders of record was approximately 2,218. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

                                    Market                  Cash                     Market                     Cash
                                    Price                 Dividend                    Price                   Dividend
Dividend (1)                                 2002                                              2001
                               High          Low                              High              Low

First Quarter                $ 41.00      $ 38.55           $ 0.17          $ 38.10          $ 36.19            $ 0.143
Second Quarter                 50.00        39.25             0.17            39.29            35.71              0.143
Third Quarter                  50.00        44.00             0.18            44.76            35.00              0.150
Fourth Quarter                 47.00        46.00             0.20            40.00            37.00              0.160

(1) Note: All per share data has been restated after giving retroactive recognition to a 5% stock dividend paid September 15, 2001.

         See Note 15 to the financial statements contained in the annual shareholders' report for the year ended December 31, 2002 for restrictions on the payment of dividends.

Item 6. Selected Financial Data.

         The selected five-year financial data on page 25 of the annual shareholders' report for the year ended December 31, 2002 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations, on pages 17 through 23 of the annual shareholders' report are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

         The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 26 of the annual shareholders report for the year ended December 31, 2002 and are incorporated herein by reference. Certain statistical information required in addition to those included in the annual shareholders report are submitted herewith as follows.

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

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

              CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

                                                  2002 Versus 2001                          2001 Versus 2000
                                                Increase (Decrease)                       Increase (Decrease)
                                                  Due to Change in                          Due to Change in
                                                                     Total                                     Total
                                         Average       Average      Increase       Average       Average      Increase
                                          Volume        Rate       (Decrease)       Volume        Rate       (Decrease)
  (000 omitted)
  Interest Income
    Loans (net of unearned
       discounts)                        $ 2,598      ($ 3,287)    ($   689)       $ 3,570    ($ 1,300)      $ 2,270
    Taxable investment securities            230          (609)        (379)           121        (326)         (205)
    Nontaxable investment securities         769           (56)         713            (56)         29)          (85)
    Other short-term investments              17          (240)        (223)           763        (557)          206
                                         -------       -------      -------        -------     -------       -------
      Total interest income                3,614        (4,192)        (578)         4,398      (2,212)        2,186
                                         -------       -------      -------        -------     -------       -------

  Interest Expense
    Interest bearing demand                  927        (1,180)        (253)           699        (630)           69
    Savings deposits                          40          (140)        (100)             4        (169)         (165)
    Time deposits                           (479)       (1,446)      (1,925)           640          62)          578
    Short-term borrowings                    (8)          (503)        (511)           134        (488)         (354)
    Long-term borrowings                     106            (9)          97            371        (140)          231
                                         -------       -------      -------        -------     -------       -------
      Total interest expense                 586        (3,278)      (2,692)         1,848      (1,489)          359
                                         -------       -------      -------        -------     -------       -------

         Net interest income                                        $ 2,114                                  $ 1,827
                                                                    =======                                  =======

         Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                              INVESTMENT PORTFOLIO

                  The following table shows the maturities of investment securities at book value as of December 31, 2002, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                                                             After 5
                                                           After 1 year     years but
                                               Within 1    but within 5     within 10       After 10
              (000 omitted)                      year         years           years          years         Total
 Bonds:
    U. S. Treasury
        Book value                               $  0         $ 1,018        $     0        $     0       $  1,018
        Yield                                       0%           6.06%             0%             0%          6.06%
    U. S. Government agencies
        Book value                                  0           4,000              0              0          4,000
        Yield                                       0%           3.63%             0%             0%          3.63%
    State and municipal
        Book value                                  0               0          1,183         24,508         25,691
        Yield                                       0%              0%          9.17%          8.10%          8.13%
    Corporate
        Book value                                  0           1,000              0            943          1,943
        Yield                                       0%           3.08%             0%          2.09%          2.60%
    Trust preferred
        Book value                                  0               0              0          1,000          1,000
        Yield                                       0%              0%             0%          9.25%          9.25%
    Total book value                             $  0         $ 6,018        $ 1,183        $26,451       $ 33,652
                                                 ====         =======        =======        ========      ========
    Yield                                           0%           3.95%          9.17%          7.93%          7.25%
                                                 ====         =======        =======        ========      ========
Mortgage-backed securities:

        Total book value                                                                                  $ 52,238
                                                                                                          ========
        Yield                                                                                                 5.13%
                                                                                                          ========
Equity Securities:
        Total book value                                                                                  $  1,112
                                                                                                          ========
        Yield                                                                                                 4.05%
                                                                                                          ========
Total Investment Securities                                                                               $ 87,002
                                                                                                          ========
        Yield                                                                                                 5.94%
                                                                                                          ========


       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                 LOAN PORTFOLIO

         The following table presents the loan portfolio at the end of each of the last five years:


                                             2002            2001            2000            1999              1998
                                             ----            ----            ----            ----              ----
(000 omitted)
Commercial, financial and agricultural    $  33,806       $  28,534        $  23,938      $  21,503          $  18,732
Real estate -  Construction                  22,048          20,480           17,425         15,580             11,182
Real estate - Mortgage                      217,719         192,192          157,722        134,046            116,030
Installment and other  personal loans
    (net of  unearned discount)               7,746           8,610           10,096          9,562             12,688
                                          ---------       ---------        ---------      ---------          ---------
         Total loans                      $ 281,391       $ 249,816        $ 209,181      $ 180,691          $ 158,632
                                          =========       =========        =========      =========          =========

         Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments, and credit cards) at December 31, 2002:

                                                                           One to Five
                                                          Under One Year      years        Over Five Years       Total
                                                          --------------    --------       ---------------      -------
(000 omitted)
Commercial, financial and agricultural                        $ 5,340       $  6,406           $ 22,060        $ 33,806
Real estate - Construction                                      3,047          3,648             15,353          22,048
                                                              -------       --------           --------        --------
         Total                                                $ 8,387       $ 10,054           $ 37,413        $ 55,854
                                                              =======       ========           ========        ========

         The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2002:

                                                Fixed Rate          Variable
                                                  Loans            Rate Loans
                                                ---------          ----------
(000 omitted)
Due within one year                              $  1,690           $  10,989
Due after one but within five years                18,289              10,654
Due after five years                               76,316             163,453
                                                 --------           ---------
         Total                                   $ 96,295           $ 185,096
                                                 ========           =========

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                         SUMMARY OF LOAN LOSS EXPERIENCE

                             Years Ended December 31

                                            2002              2001              2000             1999              1998
                                            ----             -----              ----             ----              ----
(000 omitted)
Average total loans outstanding
    (net of unearned income)             $ 264,296         $ 233,103         $ 192,902        $ 169,458         $ 144,013
                                         =========         =========         =========        =========         =========
Allowance for loan losses,
    beginning of period                  $   3,104         $   2,691         $   2,455        $   1,971         $   1,767
Additions to provision for loan
    losses charged to operations               720               504               360              547               270
Loans charged off during the year
    Commercial                                  48                67                99               97                15
    Personal credit lines                       17                29                11                7                23
    Installment                                 36                 2                19               24                46
                                         ---------         ---------         ---------        ---------         ---------
Total charge-off's                             101                98               129              128                84
                                         ---------         ---------         ---------        ---------         ---------
Recoveries of loans previously
    charged off:
    Commercial                                   3                 6                 1               59                 3
    Installment                                  8                 1                 2                1                10
    Personal credit lines                        0                 0                 2                5                 5
                                         ---------         ---------         ---------        ---------         ---------

Total recoveries                                11                 7                 5               65                18
                                         ---------         ---------         ---------        ---------         ---------
Net loans charged off (recovered)               90                91               124               63                66
                                         ---------         ---------         ---------        ---------         ---------
Allowance for loan losses, end of
    period                               $   3,734         $   3,104         $   2,691        $   2,455         $   1,971
                                         =========         =========         =========        =========         =========
Ratio of net loans charged off to
    average loans outstanding                  .03%              .04%              .06%             .04%              .05%
                                         =========         =========         =========        =========         =========


         The provision is based on an evaluation of the adequacy of the allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers, and evaluation of current and projected economic conditions.

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                    NONACCRUAL, DELINQUENT AND IMPAIRED LOANS

         The following table sets forth the outstanding balances of those loans on a nonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days or more at December 31.

                                                   2002            2001            2000             1999            1998
                                                   ----            ----            ----             ----            ----
(000 omitted)
Nonaccrual loans                                  $    85         $    56          $    12         $    64         $   486
                                                  =======         =======          =======         =======         =======
Accrual loans:
    Restructured                                  $ 1,428         $     0          $     0         $     0         $     0
    30 through 89 days past due                     1,419           2,244              865           3,420             823
    90 days or more past due                        1,446             644              814              97             284
                                                  -------         -------          -------         -------         -------
Total accrual loans                               $ 4,293         $ 2,888          $ 1,679         $ 3,517         $ 1,107
                                                  =======         =======          =======         =======         =======

                  See Note 6 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and discussion concerning impaired loans at December 31, 2002.

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

         The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                                                                               Years Ended December 31
                                                                      2002                              2001
                                                                          Percentage of                       Percentage of
                                                           Allowance      Loans to Total      Allowance      Loans to Total
                                                             Amount            Loans            Amount             Loans
(000 omitted)
Commercial, financial and agricultural                       $   806          12.01%          $   466            11.42%
Commercial, real estate secured                                  545          41.37               563            46.42
Real estate - Construction                                         0           7.84                 0             8.20
Real estate - Mortgage                                           255          36.03               350            30.51
Installment                                                       28           2.75                33             3.45
Unallocated                                                    2,100            0.0             1,692             0.00
                                                             -------         ------           -------           ------
         Total                                               $ 3,734         100.00%          $ 3,104           100.00%
                                                             =======         ======           =======           ======

                                                                               Years Ended December 31
                                                                      2000                                1999
                                                                          Percentage of                       Percentage of
                                                           Allowance      Loans to Total      Allowance      Loans to Total
                                                             Amount            Loans            Amount             Loans
(000 omitted)
Commercial, financial and agricultural                       $    43          11.74%          $    45            11.90%
Commercial, real estate secured                                  786          21.29               609            18.03
Real estate - Construction                                         0           8.30                 0             8.62
Real estate - Mortgage                                            56          53.86                93            56.16
Installment                                                       34           4.81                27             5.29
Unallocated                                                    1,772           0.00             1,681             0.00
                                                             -------         ------           -------           ------
         Total                                               $ 2,691         100.00%          $ 2,455           100.00%
                                                             =======         ======           =======           ======

                                                                                       Years Ended December 31
                                                                                                1998
                                                                                                         Percentage of
                                                                               Allowance                 Loans to Total
                                                                                 Amount                      Loans
(000 omitted)
Commercial, financial and agricultural                                          $   255                       9.93%
Commercial, real estate secured                                                     416                      19.43
Real estate - Construction                                                            0                       7.05
Real estate - Mortgage                                                              111                      53.77
Installment                                                                          34                       9.82
                                                                                  1,155                       0.00
Unallocated                                                                     -------                     ------
    Total                                                                       $ 1,971                     100.00%
                                                                                =======                     ======

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                    DEPOSITS

         The average amounts of deposits are summarized below:

                                                                          Years Ended December 31
                                                            2002                      2001                      2000
      (000 omitted)
Demand deposits                                           $ 39,688                   $ 32,628                 $ 27,650
Interest bearing demand deposits                           136,500                     99,103                   76,631
Savings deposits                                            23,558                     20,787                   20,628
Time deposits                                               94,043                    102,856                   91,214
                                                          --------                   --------                 --------
      Total deposits                                      $293,789                   $255,374                 $216,123
                                                          ========                   ========                 ========

         The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2002:

                                                              (000 omitted)
            Three months or less                                $  8,876
            Over three months through twelve months                3,288
            Over one year through three years                      4,220
            Over three years                                       1,462
                                                                --------
                                                                $ 17,846
                                                                ========

          RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES)

         The following table presents a summary of significant earnings and capital ratios: (000 omitted)

                                   2002               2001            2000

Average assets                  $ 385,765          $ 340,428        $ 285,903

Net income                      $   5,915          $   5,092        $   4,172

Average equity                  $  34,408          $  29,612        $  23,954

Cash dividends paid             $   1,722          $   1,411        $   1,270

Return on assets                     1.53%              1.50%            1.46%

Return on equity                    17.19%             17.20%           17.42%

Dividend payout ratio               29.12%             27.71%           30.48%

Equity to asset ratio                8.92%              8.70%            8.38%

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                       CONSOLIDATED SUMMARY OF OPERATIONS

                                                                       Years Ended December 31
                                                    2002            2001             2000            1999            1998
     (000 omitted)
Interest income                                   $ 23,173        $ 23,978         $ 21,758        $ 18,324        $ 16,109
Interest expense                                     7,985          10,677           10,318           8,074           7,348
                                                  --------        --------         --------        --------        --------
Net interest income                                 15,188          13,301           11,440          10,250           8,761
Provision for loan losses                              720             504              360             547             270
                                                  --------        --------         --------        --------        --------
    Net interest income after provision
       for loan losses                              14,468          12,797           11,080           9,703           8,491
Other income:
    Trust and brokerage services                     1,780           1,480            1,466           1,230             818
    Service charges - Deposits, other
       service charges, collection and
       exchange charges, commission and
       fees                                          3,171           2,634            1,818           1,623           1,313
Other operating income                                 409             366              458             728             122
                                                  --------        --------         --------        --------        --------
    Total other income                               5,360           4,480            3,742           3,581           2,253
                                                  --------        --------         --------        --------        --------
Income before operating expense                     19,828          17,277           14,822          13,284          10,744
Operating expenses:
    Salaries and employees benefits                  5,993           5,151            4,755           4,297           3,491
    Occupancy and equipment expense                  1,800           1,676            1,558           1,099             859
    Other operating expenses                         3,895           3,420            2,800           2,822           2,095
                                                  --------        --------         --------        --------        --------
    Total operating expenses                        11,688          10,247            9,113           8,218           6,445
                                                  --------        --------         --------        --------        --------
Income before income taxes                           8,140           7,030            5,709           5,066           4,299
Income tax                                           2,225           1,938            1,537           1,311           1,180
                                                  --------        --------         --------        --------        --------
    Net income applicable to common stock         $  5,915        $  5,092         $  4,172        $  3,755        $  3,119
                                                  ========        ========         ========        ========        ========
Per share data:
    Basic earnings                                $   2.47        $   2.15         $   1.78        $   1.61        $   1.35
    Diluted earnings                              $   2.42        $   2.12         $   1.77        $   1.61        $   1.35
    Cash dividends                                $    .72        $    .60         $    .54        $    .49        $    .42
Weighted average shares:
    Basic                                        2,390,614       2,366,707        2,340,834       2,325,699       2,316,004
    Diluted                                      2,444,484       2,398,149        2,352,130       2,325,699       2,316,004

Item 9.  Disagreements on Accounting and Financial Disclosures.
                  Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by Item 10 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11.  Executive Compensation

         The information required by Item 11 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Equity Compensation Plan Information

Plan Category                                                                          Number of securities remaining
                                                                                       available for future issuance
                              Number of securities to be   Weighted-average exercise   under equity compensation plans
                              issued upon exercise of      price of outstanding        (excluding securities reflected in
                              outstanding options          options                     column (a))
                                          (a)                        (b)                             (c)
Equity compensation plan
approved by security holders             56,280                     $ 39.62                         153,720

Equity compensation plan
not approved by security
holders (1)                               7,903                     $ 38.20                          23,340
                                         ------                     -------                         -------
Total                                    64,183                     $ 39.44                         177,060
                                         ======                     =======                         =======

(1) Non-Employee Director Stock Option Plan of 2000. On January 27, 2000, the Board of Directors of the Corporation approved the Orrstown Financial Services, Inc. Non-Employee Director Stock Option Plan of 2000. The Directors' Option Plan is a formula plan under which options to purchase shares of the Corporation's Common Stock are granted each year to directors in office on April 1. The number of options granted each year is based on the Corporation's return on average equity for the most recent fiscal year. All options have a term of 10 years from the regular grant date, are fully exercisable from the regular grant date, and have an exercise price equal to the "fair market value" of the Corporation's Common Stock as of the date of the grant of the option. As long as shares of the Corporation's Common Stock are traded over-the-counter and quotations for the shares appear on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board service, "fair market value" will mean the average of the average of the daily high bid and low offer quotation for shares of the Corporation's Common Stock reported through the OTC Bulletin Board Service for the 10 trading days immediately preceding the date of the grant of the option. If no bid or no offer quotations are available during the 10 day pricing period, then "fair market value" will mean the price of the last trade reported for the shares through the OTC Bulletin Board service. If a director "retires", whether as a result of reaching mandatory retirement age, or under any other circumstances, the Board of Directors, in its discretion, may determine to constitute retirement, the options previously granted to the director will expire at their scheduled expiration date. If a director's service as a director terminates for any other reason, the options previously granted to the director will expire six months after the date of termination of service unless scheduled to expire sooner.

    All other information required by Item 12 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

         The information required by Item 13 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.  Controls and Procedures

          The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         Since the Evaluation Date, there have not been any significant changes in the Corporation's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports of Form 8-K.

         (a) (1) - List of Financial Statements
         The following consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:
                  Consolidated balance sheets - December 31, 2002 and 2001 Consolidated statements of income - Years ended December 31, 2002, 2001, and 2000 Consolidated statements of shareholders' equity - Years ended December 31, 2002, 2001, and 2000 Consolidated statements of cash flows - Years ended December 31, 2002, 2001, and 2000 Notes to consolidated financial statements - December 31, 2002
              (2) List of Financial Statement Schedules
                  All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
              (3) Listing of Exhibits
                  Exhibit (3) (i) Articles of incorporation
                  Exhibit (3) (ii) Bylaws
                  Exhibit (4) Instruments defining the rights of
                    security holders including indentures
                  Exhibit (10) Material contracts
                  Exhibit (13) Annual report to security holders
                  Exhibit (21) Subsidiaries of the registrant
                  Exhibit (23) Consent of independent auditors
                  Exhibit (99.1) Certification pursuant to 18 U.S.C. Section
                    1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  Exhibit (99.2) Certification pursuant to 18 U.S.C. Section
                    1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
         (b) Reports on Form 8-K filed
                  None.

              (c) Exhibits
                  (3)(i) Articles of incorporation. Incorporated by reference to Exhibit 3(i) of the registrant's Form 10-K for the year ended December 31, 1998.
                     (ii) By-laws. Incorporated by reference to Exhibit 3.2 to
                          the Registrant's Registration ` Statement on Form S-4, Registration No. 33-18888.
                  (4) Instruments defining the rights of security holders
                      including indentures. The rights of the holders of Registrant's common stock are contained in:
                     (i) Articles of Incorporation of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3(i) of the registrant's Form 10-K for the year ended December 31, 1998.
                     (ii) By-laws of Orrstown Financial Services, Inc.,
                          incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-18888).
                  (10.1) Change in control agreement between Orrstown Financial Services, Inc. and its chief executive officer. Incorporated by reference to Exhibit 99 of the registrant's Form 10-K for the year ended December 31, 1996.
                  (10.2) Salary continuation plan for selected officers - incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
                  (10.3) Officer group term replacement plan for selected officers - incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
                  (10.4) Director retirement plan - incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
                  (10.5) Revenue neutral retirement plan - incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
                  (10.6) Non-employee director stock option plan of 2000 - incorporated by reference to the registrant's registration statement on Form S-8 dated April 11, 2000
                  (10.7) Employee stock option plan of 2000 - incorporated by reference to the registrant's registration statement on Form S-8 dated March 31, 2000
                  (13)    Annual report to security holders - filed herewith
                  (21)    Subsidiaries of the registrant - filed herewith
                  (23.1) Consent of independent auditors - filed herewith (99.1) Certification of Chief Executive Officer pursuant to
                          18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.
                  (99.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.
         (d) Financial statement schedules None

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

                                  ORRSTOWN FINANCIAL SERVICES, INC.
                                  ---------------------------------
                                            (Registrant)

                                  By /s/ Kenneth R. Shoemaker
                                     -------------------------------
                                     Kenneth R. Shoemaker, President
Dated:  March 25, 2003               (Duly authorized officer)

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

         Signature                        Title                      Date
         ---------                        -----                      ----

/s/ Kenneth R. Shoemaker             President, CEO and         March 25, 2003
-----------------------------        Director
Kenneth R. Shoemaker

/s/ Anthony F. Ceddia                Director                   March 25, 2003
-----------------------------
Dr. Anthony F. Ceddia

/s/ Glenn W. Snoke                   Director                   March 25, 2003
-----------------------------
Glenn W. Snoke

/s/ Gregory A. Rosenberry            Director                   March 25, 2003
-----------------------------
Gregory A. Rosenberry

/s/ Joel R. Zullinger                Chairman of the            March 25, 2003
-----------------------------        Board and Director
Joel R. Zullinger

/s/ Jeffrey W. Coy                   Vice Chairman              March 25, 2003
-----------------------------        of the Board
Jeffrey W. Coy                       and Director


/s/ John S. Ward                     Director                   March 25, 2003
-----------------------------
John S. Ward

/s/ Denver L. Tuckey                 Secretary and              March 25, 2003
-----------------------------        Director
Denver L. Tuckey

/s/ Andrea Pugh                      Director                   March 25, 2003
-----------------------------
Andrea Pugh

                                  CERTIFICATION

I, Kenneth R. Shoemaker, certify, that:

   1. I have reviewed this annual report on Form 10-K of Orrstown Financial Services, Inc.;

   2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

   6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003                  By: /s/ Kenneth R. Shoemaker
                                          ----------------------------
                                          Kenneth R. Shoemaker
                                          President and Chief Executive Officer,
                                          Director

                                  CERTIFICATION

I, Bradley S. Everly, certify, that:

   1. I have reviewed this annual report on Form 10-K of Orrstown Financial Services, Inc.;

   2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

   6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003                         By: /s/ Bradley S. Everly
                                                 --------------------------
                                                 Bradley S. Everly
                                                 Senior Vice President and
                                                 Chief Financial Officer