Form 10-Q
period 2003-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2003-05-09
CIK 826154

FORM 10 - Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 2003    Commission file number   33-18888
                  --------------                             --------


                   ORRSTOWN FINANCIAL SERVICES, INC.
                   ---------------------------------
        (Exact name of registrant as specified in its charter)



Commonwealth of Pennsylvania                               23-2530374
                                                      ---------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification No.)


77 East King Street                                             17257
                                                      ---------------
P.O. Box 250, Shippensburg, Pennsylvania                   (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:    (717) 532-6114
                                                      ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    YES   X                NO
                        -----                 -----
        Class                           Outstanding at April 30, 2003
--------------------------------        -----------------------------
(Common Stock, no  par value )                   2,405,551
                                Page 1
                   ORRSTOWN FINANCIAL SERVICES, INC.

                                 INDEX


                                                                Page
                                                             --------
Part I - FINANCIAL INFORMATION


Item 1.  Financial statements (unaudited)
          Condensed consolidated balance sheets
            - March 31, 2003 and December 31, 2002.                4
          Condensed consolidated statements of
            income - Three months ended March 31,
            2003 and 2002.                                         5
          Condensed consolidated statements of
            comprehensive income - Three months ended
            March 31, 2003 and 2002.                               6
          Condensed consolidated statements of cash
            flows - Three Months ended March 31, 2003
            and 2002.                                              7
          Notes to condensed consolidated financial
            statements                                        8 - 10


Item 2.  Management's discussion and analysis of financial
                condition and results of operations          11 - 16




PART II - OTHER INFORMATION
          Other Information                                       18
          Signatures                                              19
          Certifications of Principal Executive Officer and
             Principal Financial Officer                     20 - 23
          Exhibits                                           24 - 26









                                Page 2
                    PART I - FINANCIAL INFORMATION



































                                Page 3
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            (Unaudited)     (Audited)*
                                              March 31,    December
31,
(Dollars in Thousands)                          2003           2002
----------------------------------------------------------------------
-

ASSETS
     Cash and due from banks                  $ 13,062       $  10,656
     Interest bearing deposits with banks        1,328           1,095
     Federal funds sold                         11,011           8,217
     Securities available for sale              83,318          90,106
     Federal Home Loan Bank, Federal
       Reserve and Atlantic Central
       Bankers Bank Stock, at cost which
       approximates market value                 2,918           2,268

     Loans                                     299,698         281,391
     Allowance for loan losses               (   3,979)     (
3,734)
                                              --------       ---------
     Net Loans                                 295,719         277,657

     Premises and equipment, net                10,138           9,849
     Accrued interest receivable                 1,668           1,606
     Cash value-life insurance                   6,984           6,916
     Other assets                                2,394           1,928
                                             ---------       ---------
Total assets                                 $ 428,540       $ 410,298
                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
         Non-interest bearing                $  43,718       $  42,704
         Interest bearing                      293,630         276,464
                                             ---------       ---------
     Total deposits                            337,348         319,168
                                             ---------       ---------

     Federal funds purchased and other short
       term borrowed funds                      19,938          20,808
     Long term borrowed funds                   28,539          28,539
     Accrued interest payable                      247             248
     Other liabilities                           3,840           3,573
                                             ---------       ---------
Total liabilities                              389,912         372,336
                                             ---------       ---------

     Common stock, no par value-$.1041
         stated value per share at March 31,
         2003 and December 31, 2002,
         10,000,000 shares authorized with
         2,401,969 shares issued at March 31,
         2003 and 2,398,405 issued at
         December 31, 2002                         250            250
     Additional paid - in capital               26,089         25,913
     Retained earnings                          10,814          9,750
     Accumulated other comprehensive income      1,475          2,049
                                             ---------       ---------
Total stockholders' equity                      38,628         37,962
                                             ---------       ---------

Total liabilities and stockholders' equity   $ 428,540      $ 410,298
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

                                Page 4
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months Ended
                                                   ------------------
                                                   March        March
(Dollars in Thousands)                              2003         2002
---------------------------------------------------------------------
INTEREST INCOME
     Interest and fees on loans                  $ 4,636      $ 4,542
     Interest on federal funds sold                   21           56
     Interest and dividends on investment
       securities                                  1,039        1,002
     Interest income on deposits with banks            4            5
                                                 -------      -------
Total interest income                              5,700        5,605
                                                 -------      -------
INTEREST EXPENSE
     Interest on deposits                          1,295        1,608
     Interest on borrowed money                      407          454
                                                 -------      -------
Total interest expense                             1,702        2,062
                                                 -------      -------

Net interest income                                3,998        3,543
     Provision for loan losses                       252          150
                                                 -------      -------
Net interest income after provision for
  loan losses                                      3,746        3,393
                                                 -------      -------

OTHER INCOME
     Service charges on deposits                     610          476
     Other service charges                           254          219
     Trust department income                         319          322
     Brokerage income                                111           80
     Other income                                    101           80
     Securities gains / (losses)                     178            1
                                                 -------      -------
Total other income                                 1,573        1,178
                                                 -------      -------

OTHER EXPENSES
     Salaries and employee benefits                1,676        1,479
     Net occupancy and equipment expenses            506          428
     Other operating expenses                        937          781
                                                 -------      -------
Total other expense                                3,119        2,688
                                                 -------      -------

Income before income tax                           2,200        1,883
     Income tax expenses                             656          549
                                                 -------      -------
Net income                                       $ 1,544      $ 1,334
                                                 =======      =======
PER SHARE DATA
Earnings per share
     Basic earnings per share                    $  0.64      $  0.56
     Weighted average number of shares
       outstanding                             2,400,746    2,383,332
     Diluted earnings per share                  $  0.63      $  0.55
     Weighted average number of shares
       outstanding                             2,464,929    2,424,392

Dividends per share                               $ 0.20      $  0.17

    The accompanying notes are an integral part of these condensed financial statements.

                                Page 5

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                       Three Months
Ended
                                                       ---------------
---
                                                        March
March
(Dollars in Thousands)                                   2003
2002
----------------------------------------------------------------------
---

COMPREHENSIVE INCOME
     Net Income                                        $ 1,544     $
1,334

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
       available for sale                             (    574)   (
104)
                                                       -------     ---
----
Comprehensive Income                                   $   970     $
1,230
                                                       =======
=======


























    The accompanying notes are an integral part of these condensed financial statements.

                                Page 6