Form 10-Q/A
period 2003-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2003-05-12
CIK 826154

FORM 10 - Q/A


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

                                Page 5

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                       Three Months Ended
                                                       ------------------
                                                        March       March
(Dollars in Thousands)                                   2003        2002
---------------------------------------------------------------------------

COMPREHENSIVE INCOME
     Net Income                                        $ 1,544     $ 1,334

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
       available for sale                             (    574)   (    104)
                                                       -------     --------
Comprehensive Income                                   $   970     $ 1,230
                                                       =======     =======


























    The accompanying notes are an integral part of these condensed financial statements.

                                Page 6
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Three Months Ended
                                                   ---------------------
                                                   March      March
(Dollars in Thousands)                             2003       2002
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                    $  1,544   $  1,334
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                  222        188
         Provision for loan losses                      252        150
         Other, net                               (      26)  (    192)
                                                   --------   --------
Net cash provided by operating activities             1,992      1,480
                                                   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing  (     233) (     369)
       deposits with banks
     Purchases of available for sale securities   (  12,369) (   8,444)
     Sales and maturities of available for sale
       securities                                    18,279      4,906
     Net (purchases) redemption of FHLB Stock     (     650)  (    100)
     Net (increase) in loans                      (  18,314)  (  3,993)

     Purchases of bank premises and equipment     (     511)  (    487)
                                                   --------   --------
Net cash provided (used) by investing activities  (  13,798)  (  8,487)
                                                   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits             18,180      1,462
     Cash dividends paid                          (     480)  (    405)
     Proceeds from sale of stock                        176        257
     Cash paid in lieu of fractional shares               0          0
     Net increase (decrease) in short term purchased
       funds                                      (     870) (   5,359)
     Proceeds in long term debt                           0      5,000
     Payments on long term debt                           0          0
                                                   --------   --------
Net cash provided by financing activities            17,006        955
                                                   --------   --------
Net increase (decrease) in cash and cash equivalents  5,200  (   6,052)
Cash and cash equivalents at beginning of period     18,873     36,997
                                                   --------   --------
Cash and cash equivalents at end of period         $ 24,073   $ 30,945
                                                   ========   ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                  $  1,703   $  2,120
         Income Taxes                                     0          0

Supplemental schedule of noncash investing
and financing activities:
     Unrealized gain (loss) on investments available
       for sale (net of deferred taxes of $296 and
       $448 at March 31, 2003 and 2002,
       respectively)                              (     574) (     104)

The accompanying notes are an integral part of these condensed financial statements.
                                     Page 7
                   ORRSTOWN FINANCIAL SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2003
                              (UNAUDITED)


Review of Interim Financial Statements

          The condensed consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.


NOTE 1.   Basis of Presentation

          The financial information presented at and for the three months ended March 31, 2003 and 2002 is unaudited. Information presented at December 31, 2002 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


NOTE 2.   Principles of Consolidation

          The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, Orrstown Bank and Pennbanks Insurance Company Cell P1. All significant intercompany transactions and accounts have been eliminated.


NOTE 3.   Cash Flows

          For purposes of the Statements of Cash Flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold". As permitted by Statement of Financial Accounting Standards No.104, the Corporation has elected to present the net increase or decrease in deposits with banks, loans and deposits in the Statement of Cash Flows.




                                Page 8

NOTE 4.   Federal Income Taxes

          For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences in depreciation expense, deferred income taxes are provided in the financial statements. Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations.


NOTE 5.   Stock-Based Compensation

          The Corporation grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Corporation accounts for stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic-value method, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. If grants are made during a reporting period the pro forma effect on net income and earnings per share are disclosed via footnote as if the Corporation had applied the fair value recognition provisions of FASB 123, "Accounting for Stock-Based Compensation," to stock-based employee and/or director compensation. No grants were made during the periods presented herein.


NOTE 6.   Investment Securities

          Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Corporation has the ability at the time of purchase to hold securities until maturity, they are classified as securities held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities held for indefinite periods of
                                Page 9
NOTE 6.   Investment Securities (Continued)

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

          The Corporation has classified all investments securities as "available for sale". At March 31, 2003 fair value exceeded amortized cost by $ 2,235,000. This resulted in an increase in shareholders' equity, the balance of accumulated other comprehensive income increased to $ 1,475,000 after recognizing the tax effects of the unrealized gains. At December 31, 2002, fair value exceeded amortized cost by $ 3,105,000 increasing accumulated other comprehensive income to $ 2,049,000 after recognizing the tax effects of the unrealized gains.


NOTE 7.   Other Commitments

          In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the Bank does not anticipate any losses as a result of these transactions.


NOTE 8.   Subsequent Event

          On April 29, 2003 a 5% stock dividend was declared. The stock dividend will be paid May 30, 2003 to shareholders of record on May 12, 2003. Per share amounts will be restated in future filings to reflect the effects of the stock dividend.




                                Page 10
ORRSTOWN FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary

Orrstown Financial Services, Inc. recorded net income of $ 1,544,000 for the first quarter of 2003 compared to $ 1,334,000 for the same period in 2002, representing an increase of $ 210,000 or 15.8%. Basic earnings per share was $0.64 for the first quarter of 2003 up $ 0.08 from the $ 0.56 earned during the first quarter of 2002.

The following statistics compare 2003's first quarter to that of 2002:

                                               Three Months Ended
                                               ------------------
                                                March       March
                                                 2003        2002
                                               ------------------
Return on average assets                        1.52%       1.49%
Return on average equity                       16.15%      16.93%
Average equity / Average assets                 9.41%       8.82%

A more detailed discussion of the elements having the greatest impact on net income follows.


Net Interest Income

Net interest income for the first quarter of 2003 was $ 3,998,000 representing a growth of $ 455,000, or 12.8% over the $ 3,543,000 realized during the first quarter of 2002. Growth was due to volume increases. Commercial loans were up $ 32.9 million in average daily balances versus the first quarter 2002. The net interest margin tightened from 4.37% in the first quarter 2002 to 4.32% during the first three months of 2003; while the net interest spread increased by 4 basis points for the same period. Core deposit growth was strong with average daily balances up $ 46.0 million, or 25.8% over first quarter 2002 levels. Growth continues to be sustained in the commercial loan and core deposit areas. Reliance upon purchased funds and noncore deposits has declined significantly and has helped to drop the yield on interest bearing liabilities from 2.88% during first quarter 2002 to 2.09% for first quarter 2003.





                                Page 11
The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

(Dollars in Thousands)                Three Months Ended
                                March 2003            March 2002
                             Avg Balance  Rates    Avg Balance  Rates

Interest earning assets        387,364    6.10%      338,028    6.85%
Interest bearing liabilities   329,705    2.09%      290,873    2.88%
                             ---------             ---------
Free Funds                      57,659                47,155
                             ---------             ---------
Net interest income              3,998                3,543
Net interest spread                       4.01%                 3.97%
Free funds ratio                         14.88%                13.95%
Net interest margin                       4.32%                 4.37%

Non-Interest Income and Expense

The following compares three months ended March 31, 2003 to three months ended March 31, 2002:

Other income increased $ 395,000, or 33.5%, from $ 1,178,000 during the first quarter of 2002 to $ 1,573,000 during the first quarter of 2003. Fees from deposit service charges grew $ 134,000, or 28.2% over 2002. Debit card fees, merchant fees and bounce protection fees were the leading service charge gainers. Other contributing factors included an increase in securities gains of $ 177,000, a $ 23,000 increase in insurance fees and a $ 28,000 increase in asset management fees.


Other expenses rose from $ 2,688,000 during the first quarter 2002 to $ 3,119,000 during 2003's first quarter for an increase of $ 431,000, or 16.0%. Growth experienced over the past year has increased operational expenses including salaries and benefits. In addition our eleventh full service branch was opened during 2002's second quarter and our twelfth is slated to open in Chambersburg, Pennsylvania during the second quarter 2003, contributing to an increase in occupancy and equipment expense of 18.2% over the prior year. Expenses related to the credit life and disability cell were up by approximately $ 41,000 versus first quarter 2002.






                                Page 12
Income Tax Expense

Income tax expense increased $ 107,000, or 19.4%, during the first quarter of 2003 versus the first quarter of 2002. Tax exempt income has become a smaller part of the revenue stream. Effective income tax rates were as follows:

                                                   Three Months Ended
                                                   March        March
                                                    2003         2002

Effective income tax rate                          29.8%        29.2%

The marginal federal income tax bracket is 34% for all periods presented.



Provision and Allowance for Loan Losses

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)                             Three Months Ended
                                                    March      March
                                                     2003       2002
Balance at beginning of period                    $ 3,734     $ 3,104
Recoveries of loans previously charged off             10           1
Additions to allowance charged to expense             252         150
                                                  -------     -------
    Total                                           3,996       3,255
Loans charged off                                      17          47
                                                  -------     -------
Balance at end of period                          $ 3,979     $ 3,208
                                                  =======     =======

In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses was approximately 58% at March 31, 2003.








                                Page 13

Nonperforming Assets / Risk Elements
Nonperforming assets at March 31, are as follows:

(Dollars in Thousands)                               2003        2002
---------------------------------------------------------------------
Loans on nonaccrual (cash) basis
  Loans secured by real estate                     $    68    $    10
  Installment loans                                     18         12
  Commercial loans                                       0          0
  Credit card                                            0          0
                                                   -------    -------
    Total nonaccrual loans                              86         22
                                                   -------    -------


Loans whose terms have been renegotiated
  Loans secured by real estate                       1,420      1,428
  Installment loans                                      0          0
  Commercial loans                                       0          0
  Credit card                                            0          0
                                                   -------    -------
    Total renegotiated loans                         1,420      1,428
                                                   -------    -------
    OREO                                               211        211
                                                   -------    -------
Total nonperforming loans and OREO                 $ 1,717    $ 1,661
                                                   =======    =======

Ratio of nonperforming assets to total loans
  and OREO                                            0.57%      0.65%
Ratio of nonperforming assets to total assets         0.40%      0.44%


Loans past due 90 or more days and still accruing
  Loans secured by real estate                     $ 1,345    $   836
  Installment loans                                      0         14
  Commercial loans                                     193         88
  Credit card                                            0          7
                                                   -------    -------
    Total loans 90 or more days past due           $ 1,538    $ 1,045
                                                   =======    =======

Ratio of loans 90 or more days past due to total
  Loans and OREO                                      0.51%      0.41%
Ratio of loans 90 or more days past due to total
  assets                                              0.36%      0.28%
                                                   _______    _______
                                                   -------    -------
Total nonperforming and other risk assets          $ 3,255    $ 2,706
                                                   =======    =======

Ratio of total risk assets to total loans and OREO    1.09%      1.07%
Ratio of total risk assets to total assets            0.76%      0.72%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.
                                Page 14

Capital Resources and Balance Sheet Fluctuations

Orrstown Financial Services, Inc. is a financial holding company and, as such must maintain a well capitalized status in its bank subsidiary. A comparison of Orrstown Financial Services, Inc's capital ratios to regulatory requirements at March 31, 2003 are as follows:

                            Orrstown                       Rebulatory
                            Financial      Regulatory   Well Capitalized
                          Services, Inc.    Minimums       Minimums

Leverage Ratio                     9.00%       4%              5%
Risk Based Capital Ratios:
    Tier I Capital Ratio          12.28%       4%              6%
    Total (Tier I & II) Capital
      Ratio(core capital plus
      allowance for loan losses)  13.53%       8%             10%

The growth experienced during 2003 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment plan. Dividend reinvestment plan participants have added $ 177,000 to equity as of March 31, 2003. Equity represented 9.01% of assets at March 31, 2003 which is down from 9.25% at December 31, 2002 due to significant asset growth and an equity markdown related to the investment portfolio during first quarter 2003.

All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2003 or single day fluctuations.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the corporation's liquidity, capital resources or operations.


Sarbanes-Oxley Act 2002 Requirements

During first quarter 2003 the Board of Directors approved adoption of a Code of Ethics for Financial Officers which applies to the Chief Executive Officer, Chief Financial Officer and Chief Accounting
Officer and complies with Sarbanes-Oxley Act requirements.

The Corporation's audit committee held its regularly scheduled meeting during first quarter 2003. The audit committee consists of four outside directors with varied business and financial expertise.


                                Page 15


CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the company concluded that the company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive or Chief
     Financial officers.






























                                Page 16

                      PART II - OTHER INFORMATION







































                                Page 17
                           OTHER INFORMATION


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











                                Page 18
                              SIGNATURES


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









                                      /s/ Kenneth R. Shoemaker
                                      ---------------------------
                                      (Kenneth R. Shoemaker,
                                      President & CEO)
                                      (Duly Authorized Officer)




                                      /s/ Bradley S. Everly
                                      ---------------------------
                                      (Bradley S. Everly, Sr. Vice
                                      President & CFO)
                                      (Chief Financial Officer)




                                      /s/ Robert B. Russell
                                      ---------------------------
                                      (Robert B. Russell, Controller)
                                      (Chief Accounting Officer)




Date:  April 30, 2003
     -------------------------





                                Page 19
                             CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;
  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weakness in internal controls; and
  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
                                Page 20
   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        By: /s/ Kenneth R. Shoemaker
                                                ---------------------
                                                Kenneth R. Shoemaker
                                                President and CEO
                                                (Principal Executive
                                                Officer)
                                                April 30, 2003


































                                Page 21
                             CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;
  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weakness in internal controls; and
  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
                                Page 22
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              By: /s/ Bradley S. Everly
                                      ---------------------------
                                      Bradley S. Everly
                                      Sr. Vice President and CFO
                                      (Principal Financial Officer)
                                      April 30, 2003



































                                Page 23
                              EXHIBIT 99


                    INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania


          We have reviewed the accompanying consolidated balance sheet of Orrstown Financial Services, Inc. and it's subsidiaries as of March 31, 2003 and the related consolidated statements of income for the three months ended March 31, 2003 and 2002 and consolidated statements of comprehensive income for the three months ended
March 31, 2003 and 2002 and consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

          We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.




                              /s/ Smith Elliott Kearns & Company, LLC
                                  SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, Pennsylvania
April 30, 2003


                                Page 24
                             EXHIBIT 99.1


                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002







          In connection with the Quarterly Report of Orrstown
Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange
Commission on the date hereof (the Report), I, Kenneth R. Shoemaker, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
            and

       (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Corporation.





                                      /s/ Kenneth R. Shoemaker
                                      ---------------------------
                                      Kenneth R. Shoemaker
                                      Chief Executive Officer
                                      April 30, 2003









                                Page 25
                             EXHIBIT 99.2



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




          In connection with the Quarterly Report of Orrstown
Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange
Commission on the date hereof (the Report), I, Bradley S. Everly,
Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Corporation.







                                      /s/ Bradley S. Everly
                                      ---------------------------
                                      Bradley S. Everly
                                      Chief Financial Officer
                                      April 30, 2003










                                Page 26