Form 10-Q
period 2003-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2003-08-08
CIK 826154

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 2003              Commission file number   33-18888





                        ORRSTOWN FINANCIAL SERVICES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)




Commonwealth of Pennsylvania                                     23-2530374
-----------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)



77 East King Street                                                     17257
P.O. Box 250, Shippensburg, Pennsylvania                             ----------
--------------------------------------------------                   (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:              (717) 532-6114
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



                            YES __X__                        NO ________

            Class                                Outstanding at July 30, 2003
------------------------------                   ----------------------------
(Common Stock, no par value )                               2,529,290











                                  Page 1 of 25
                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX







                                                                          Page
Part I - FINANCIAL INFORMATION


Item 1.  Financial statements (unaudited)
          Condensed consolidated balance sheets - June 30, 2003
                and December 31, 2002                                       4
          Condensed consolidated statements of income - Three months
                ended June 30, 2003 and 2002                                5
          Condensed consolidated statements of income - Six months
                ended June 30, 2003 and 2002                                6
          Condensed consolidated statements of comprehensive income -
                Three months & Six months ended June 30, 2003 and 2002 7 Condensed consolidated statements of cash flows - Six
                months ended June 30, 2003 and 2002                         8
          Notes to condensed consolidated financial statements         9 - 11


Item 2.  Management's discussion and analysis of financial
                condition and results of operations                   12 - 17




PART II - OTHER INFORMATION


          Other Information                                                19
          Signatures                                                       20

          Exhibits                                                    21 - 25





















                                  Page 2 of 25










                         PART I - FINANCIAL INFORMATION



















































                                  Page 3 of 25
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     (Unaudited)      (Audited)*
                                                       June 30,     December 31,
(Dollars in Thousands)                                   2003              2002
ASSETS
     Cash and due from banks                         $  12,535         $  10,656
     Interest bearing deposits with banks                1,313             1,095
     Federal funds sold                                 14,866             8,217
     Securities available for sale                      87,035            90,106
     Federal Home Loan Bank, Federal Reserve and
       Atlantic Central Bankers Bank Stock, at cost
       which approximates market value                   2,606             2,268
     Loans                                             314,019           281,391
     Allowance for loan losses                       (   3,989)        (   3,734)
                                                      --------          --------
     Net Loans                                         310,030           277,657

     Premises and equipment, net                        10,512             9,849
     Accrued interest receivable                         1,633             1,606
     Cash value-life insurance                           7,052             6,916
     Other assets                                        2,180             1,928
                                                      --------          --------
Total assets                                         $ 449,762         $ 410,298
                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
         Non-interest bearing                        $  46,666         $  42,704
         Interest bearing                              297,297           276,464
                                                      --------          --------
     Total deposits                                    343,963           319,168

     Federal funds purchased and other short
       term borrowed funds                              24,310            20,808
     Long term borrowed funds                           37,486            28,539
     Accrued interest payable                              219               248
     Other liabilities                                   3,446             3,573
                                                      --------          --------
Total liabilities                                      409,424           372,336
                                                      --------          --------
     Common stock, no par value-$.1041 stated
         value per share at June 30, 2003 and
         December 31, 2002, 10,000,000 shares
         authorized with 2,526,069 shares issued
         at June 30, 2003 and 2,398,405 issued
         at December 31, 2002                              263               250
     Additional paid - in capital                       32,353            25,913
     Retained earnings                                   6,005             9,750
     Accumulated other comprehensive income              1,717             2,049
                                                      --------          --------
Total stockholders' equity                              40,338            37,962
                                                      --------          --------
Total liabilities and stockholders' equity           $ 449,762         $ 410,298
                                                      ========          ========
*Condensed from audited financial statements

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 4 of 25
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          Three Months Ended
                                                        June              June
(Dollars in Thousands)                                  2003              2002

INTEREST INCOME
     Interest and fees on loans                       $ 4,926           $ 4,599
     Interest on federal funds sold                        38                57
     Interest and dividends on investment securities      915             1,066
     Interest income on deposits with banks                 5                 5
                                                      -------           -------
Total interest income                                   5,884             5,727
                                                      -------           -------

INTEREST EXPENSE
     Interest on deposits                               1,299             1,544
     Interest on borrowed money                           417               490
                                                      -------           -------
Total interest expense                                  1,716             2,034
                                                      -------           -------

Net interest income                                     4,168             3,693
     Provision for loan losses                             24               150
                                                      -------           -------
Net interest income after provision for loan losses     4,144             3,543
                                                      -------           -------

OTHER INCOME
     Service charges on deposits                          666               548
     Other service charges                                315               249
     Trust department income                              375               381
     Brokerage income                                     139               132
     Other income                                          96                82
     Securities gains / (losses)                     (      7)               17
                                                      -------           -------
Total other income                                      1,584             1,409
                                                      -------           -------

OTHER EXPENSES
     Salaries and employee benefits                     1,626             1,433
     Net occupancy and equipment expenses                 522               435
     Other operating expenses                           1,070               945
                                                      -------           -------
Total other expense                                     3,218             2,813

Income before income tax                                2,510             2,139
     Income tax expenses                                  693               642
                                                      -------           -------
Net income                                            $ 1,817           $ 1,497
                                                      =======           =======

PER SHARE DATA
Earnings per share
     Basic earnings per share                         $  0.72           $  0.60
     Weighted average number of shares outstanding  2,525,139         2,508,512

     Diluted earnings per share                       $  0.70           $  0.59
     Weighted average number of shares outstanding  2,595,989         2,555,349

Dividends per share                                   $  0.21           $  0.162






              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 5 of 25
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Six Months Ended
                                                        June              June
(Dollars in Thousands)                                  2003              2002

INTEREST INCOME
     Interest and fees on loans                      $  9,562          $  9,141
     Interest on federal funds sold                        59               113
     Interest and dividends on investment securities    1,954             2,068
     Interest income on deposits with banks                 9                10
                                                      -------           -------
Total interest income                                  11,584            11,332
                                                      -------           -------

INTEREST EXPENSE
     Interest on deposits                               2,594             3,152
     Interest on borrowed money                           824               944
                                                      -------           -------
Total interest expense                                  3,418             4,096
                                                      -------           -------

Net interest income                                     8,166             7,236
     Provision for loan losses                            276               300
                                                      -------           -------
Net interest income after provision for loan losses     7,890             6,936
                                                      -------           -------

OTHER INCOME
     Service charges on deposits                        1,276             1,024
     Other service charges                                569               468
     Trust department income                              694               703
     Brokerage income                                     250               212
     Other income                                         197               162
     Securities gains / (losses)                          171                18
                                                      -------           -------
Total other income                                      3,157             2,587
                                                      -------           -------

OTHER EXPENSES
     Salaries and employee benefits                     3,302             2,912
     Net occupancy and equipment expenses               1,028               863
     Other operating expenses                           2,007             1,726
                                                      -------           -------
Total other expense                                     6,337             5,501
                                                      -------           -------

Income before income tax                                4,710             4,022
     Income tax expenses                                1,349             1,191
                                                      -------           -------
Net income                                           $  3,361          $  2,831
                                                      =======           =======

PER SHARE DATA
Earnings per share
     Basic earnings per share                        $   1.33          $   1.13
     Weighted average number of shares outstanding  2,522,973         2,505,522

     Diluted earnings per share                      $   1.30          $   1.11
     Weighted average number of shares outstanding  2,592,089         2,550,497

Dividends per share                                  $   0.40          $   0.324

              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 6 of 25
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)






                                                           Three Months Ended
                                                         June              June
(Dollars in Thousands)                                   2003              2002

COMPREHENSIVE INCOME
     Net Income                                        $ 1,817           $ 1,497

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
       available for sale                                  242               722
                                                       -------           -------
Comprehensive Income                                   $ 2,059           $ 2,219
                                                       =======           =======




                                                            Six Months Ended
                                                         June              June
(Dollars in Thousands)                                   2003              2002

COMPREHENSIVE INCOME
     Net Income                                        $ 3,361           $ 2,831

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
       available for sale                             (    332)              618
                                                       -------           -------
Comprehensive Income                                   $ 3,029           $ 3,449
                                                       =======           =======















              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 7 of 25
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                       June               June
(Dollars in Thousands)                                 2003               2002
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                     $  3,361           $  2,831
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                   448                382
         Provision for loan losses                       276                300
         Other, net                                (     379)         (     411)
                                                    --------           --------
Net cash provided by operating activities              3,706              3,102
                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing
       deposits with banks                         (     218)         (     420)
     Purchases of available for sale securities    (  23,625)         (  15,122)
     Sales and maturities of available for sale
       securities                                     26,172              7,284
     Net (purchases) redemption of FHLB Stock      (     338)         (     101)
     Net (increase) in loans                       (  32,649)         (  13,210)
     Purchases of bank premises and equipment      (   1,111)         (     850)
                                                    --------           --------
Net cash provided (used) by investing activities   (  31,769)         (  22,419)
                                                    --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits              24,795             11,352
     Cash dividends paid                           (   1,011)         (     812)
     Proceeds from sale of stock                         380                483
     Cash paid in lieu of fractional shares        (      22)                 0
     Net increase (decrease) in short term purchased
       funds                                           3,502          (   9,038)
     Proceeds in long term debt issuance              10,000              5,000
     Payments on long term debt                    (   1,053)                 0
                                                    --------           --------
Net cash provided by financing activities             36,591              6,985
                                                    --------           --------

Net increase (decrease) in cash and cash equivalents   8,528          (  12,332)
Cash and cash equivalents at beginning of period      18,873             36,997
                                                    --------           --------
Cash and cash equivalents at end of period          $ 27,401           $ 24,665
                                                    ========           ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                   $  3,447           $  4,186
         Income Taxes                                  1,450              1,135

Supplemental schedule of noncash investing and
  financing activities:
     Unrealized gain (loss) on investments
       available for sale (net of deferred taxes
       of ($ 171) and $ 318 at June 30, 2003 and
       2002,respectively)                           (    332)               618


              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 8 of 25
                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)


Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended and six months ended June 30, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.


Note 1:  Basis of Presentation

The financial information presented at and for the three months ended and six months ended June 30, 2003 and 2002 is unaudited. Information presented at December 31, 2002 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, Orrstown Bank (the Bank) and Pennbanks Insurance Company Cell P1. All significant intercompany transactions and accounts have been eliminated.


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


Federal Income Taxes

For financial reporting purposes, the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences and timing differences in depreciation expense, deferred income taxes are provided in the financial statements. Income tax expense is less than the amount calculated using the statutory tax rate as a result of tax exempt income earned primarily from state and political subdivision obligations.




                                  Page 9 of 25
Stock-Based Compensation

The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation's employees and directors. The Corporation accounts for its stock option plans based on the intrinsic-value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, under which no compensation cost has been recognized for any of the periods presented. All options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee and/or director compensation.

(In thousands, except per share data)

                                   Three Months Ended         Six Months Ended
                                    June        June           June       June
                                    2003        2002           2003       2002
Net income
  As reported                     $ 1,817     $ 1,497        $ 3,361    $ 2,831
  Pro forma                         1,594       1,294          3,138      2,628

Basic earnings per share
  As reported                     $  0.72     $  0.60        $  1.33    $  1.13
  Pro forma                          0.63        0.52           1.24       1.05

Diluted earnings per share
  As reported                     $  0.70     $  0.59        $  1.30    $  1.11
  Pro forma                          0.61        0.51           1.21       1.03

Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Corporation has the ability at the time of purchase to hold securities until maturity, they are classified as securities held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.

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

The Corporation has classified all investments securities as "available for sale". At June 30, 2003 fair value exceeded amortized cost by $ 2,235,000. In shareholders' equity, the balance of accumulated other comprehensive income increased to $ 1,475,000 after recognizing the tax effects of the unrealized gains. At December 31, 2002, fair value exceeded amortized cost by $ 3,105,000 increasing accumulated other comprehensive income to $ 2,049,000 after recognizing the tax effects of the unrealized gains.

                                  Page 10 of 25
Note 3:  Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the Bank does not anticipate any losses as a result of these transactions.


Note 4:  Changes in Common Stock

On April 29, 2003 the Board of Directors of Orrstown Financial Services, Inc. approved a 5% stock dividend, paid May 30, 2003 to shareholders of record on May 12, 2003. All per share amounts have been adjusted to give retroactive recognition to the 5% stock dividend.















































                                  Page 11 of 25
                        ORRSTOWN FINANCIAL SERVICES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Summary

Orrstown Financial Services, Inc. recorded net income of $ 1,817,000 for the second quarter of 2003 compared to $ 1,497,000 for the same period in 2002, representing an increase of $ 320,000 or 21.4%. Basic earnings per share was $0.72 for the second quarter of 2003 up $ 0.12 from the $ 0.60 earned during the second quarter of 2002.


Net income for the first six months of 2003 was $ 3,361,000 compared to $ 2,831,000 for the same period in 2002, representing an increase of $ 530,000 or 18.7%. Net income per share for the first six months of 2003 was $ 1.33 up from the $ 1.13 per share realized during the six months ended June 30, 2002. All per share amounts have been restated reflect the 5% stock dividend paid to shareholders on May 30, 2003.


The following statistics compare 2003's second quarter and year-to-date performance to that of 2002:

                                   Three Months Ended         Six Months Ended
                                    June        June           June       June
                                    2003        2002           2003       2002
Return on average assets            1.67%       1.60%          1.60%       1.55%
Return on average equity           18.38%      18.08%         17.28%      17.52%
Average equity / Average assets     9.08%       8.82%          9.24%       8.82%

A more detailed discussion of the elements having the greatest impact on net income follows.


Net Interest Income

Net interest income for the second quarter of 2003 was $ 4,168,000 representing a growth of $ 475,000, or 12.9% over the $ 3,693,000 realized during the second quarter of 2002. Growth was due entirely to volume as the net interest margin tightened from 4.41% in the second quarter 2002 to 4.23% during second quarter 2003.


Net interest income for the first six months of 2003 was $ 8,166,000 representing an increase of $ 930,000, or 12.9% over the $ 7,236,000 generated during the first six months of 2002. Loan portfolio increases have been primarily responsible for interest income gains. Commercial loans are up
$ 35,000,000 or 23.7% over first half 2002 amounts. In addition, a 7/1 residential adjustable rate mortgage program that was rolled out within the past year has been popular. Time deposit volume remained level while core deposits grew $ 42,000,000 over the same period last year. The combination of higher rate time deposits being replaced at lower rates and the lowering discretionarily priced core transaction accounts has decreased interest expense by 16.6% compared to the first six months of 2002.





                                  Page 12 of 25
                         Net Interest Income (Continued)

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

(Dollars in Thousands)                          Three Months Ended
                                        June 2003                 June 2002
                                  Avg Balance   Rates       Avg Balance   Rates

Interest earning assets             $410,134     5.90%        $350,869    6.73%
Interest bearing liabilities         348,933     1.97%         301,610    2.70%
                                    --------                  --------
Free Funds                          $ 61,201                  $ 49,259
                                    --------                  --------
Net interest income                 $  4,168                  $  3,693
Net interest spread                              3.93%                    4.03%
Free funds ratio                                14.92%                   14.04%
Net interest margin                              4.23%                    4.41%

(Dollars in Thousands)                            Six Months Ended
                                        June 2003                 June 2002
                                  Avg Balance   Rates       Avg Balance   Rates

Interest earning assets             $398,812     6.00%        $344,484    6.79%
Interest bearing liabilities         339,372     2.03%         296,271    2.79%
                                    --------                  --------
Free Funds                          $ 59,440                  $ 48,213
                                    --------                  --------
Net interest income                 $  8,166                  $  7,236
Net interest spread                              3.97%                    4.00%
Free funds ratio                                14.90%                   14.00%
Net interest margin                              4.27%                    4.39%

Non-Interest Income and Expense

The following compares three months ended June 30, 2003 to three months ended June 30, 2002:

Other income increased $ 175,000, or 12.4%, from $ 1,409,000 during the second quarter of 2002 to $ 1,584,000 during the second quarter of 2003. Fee income from deposit transactions increased $ 118,000, or 21.5% over 2002. Bounce protection fees, merchant fees, and debit card fees were the primary contributors. Securities gains/losses decreased $ 24,000, while asset management fees remained flat. Loan fees, not including origination fees, increased $ 96,000. In May 2003, Orrstown Bank kicked off its Secondary Market Mortgage program. The program is administered through the Federal Home Loan Bank of Pittsburgh's Mortgage Partnership Program and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for sale in the secondary market and, unlike the prior secondary market mortgage program, retains the servicing of those loans. The current refinancing boom has enabled the product to be very profitable from inception.





                                  Page 13 of 24
Other expenses rose from $ 2,813,000 during the second quarter 2002 to $ 3,218,000 during 2003's second quarter, resulting in an increase of $ 405,000, or 14.4%. Salaries and benefits expense grew $ 193,000, or 13.5% due to annual reviews, staff additions, increases in health insurance costs, the success of our various incentive compensation programs, and the opening of our twelfth full service branch in Chambersburg, Pennsylvania on May 14, 2003. This also contributed to an increase in occupancy and equipment expense of 20.0% over the prior year. Other operating expenses increased $ 125,000 for the current quarter versus the second quarter 2002. Increases in professional fees, insurance costs, travel, and lodging expenses were the primary factors of this increase.


The following compares six months ended June 30, 2003 to six months ended June 30, 2002:

Other income grew $ 570,000, or 22.0%, from $ 2,587,000 during the first half of 2002 to $ 3,157,000 during the same period of 2003. Primary areas of growth included an increase in bounce protection fees of $ 127,000, a $ 124,000 increase in other loan fees generated via significant commercial loan increases and secondary mortgage market fees, and an increase in securities gains of $ 153,000 over the prior year. Although trust assets under management have been growing steadily, income has decreased by $ 9,000 compared to the prior year due to a contraction in market valuations. Brokerage income increased by $ 38,000 over the prior year period.


Other expenses rose from $ 5,501,000 during the six months of 2002 to $ 6,337,000 for the six months ended 2003, growing $ 836,000, or 15.2%. Salary and benefit expense, the largest component of noninterest expense, increased
$ 390,000. The opening of the twelfth branch was also responsible for investment in premises and equipment rising 6.7% from $ 9,849,000 to $ 10,512,000 for the current year. This increased occupancy and equipment expenses by 19.1% over the prior year. Insurance expense increased $ 58,000 over the matching prior year period.


Income Tax Expense

Income tax expense increased $ 51,000, or 7.9%, during the second quarter of 2003 versus the second quarter of 2002. For the first half of 2003 versus 2002, income tax expense rose $ 158,000, or 13.3%.

Effective income tax rates were as follows:

                                       Three Months Ended       Six Months Ended
                                        June        June        June       June
                                        2003        2002        2003       2002

Effective income tax rate               27.6%       30.0%       28.6%      29.6%

The marginal federal income tax bracket is 34% for all periods presented.







                                  Page 14 of 25
Provision and Allowance for Loan Losses

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)                 Three Months Ended       Six Months Ended
                                        June        June        June       June
                                        2003        2002        2003       2002
Balance at beginning of period        $ 3,979     $ 3,208     $ 3,734    $ 3,104
Recoveries of loans prev. charged off       4           4          14          5
Additions to allowance charged to exp.     24         150         276        300
                                      -------     -------     -------    -------
    Total                               4,007       3,362       4,024      3,409
Loans charged off                          18           8          35         55
                                      -------     -------     -------    -------
Balance at end of period              $ 3,989     $ 3,354     $ 3,989    $ 3,354
                                      =======     =======     =======    =======

In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses was approximately 53% at June 30, 2003.


Nonperforming Assets / Risk Elements
Nonperforming assets at June 30, are as follows:

 (Dollars in Thousands)                                    2003        2002
Loans on nonaccrual (cash) basis
  Loans secured by real estate                            $    82     $     0
  Installment loans                                            22          14
  Commercial loans                                              0           0
  Credit card                                                   0           0
                                                          -------     -------
    Total nonaccrual loans                                    104          14
                                                          -------     -------

Loans whose terms have been renegotiated
  Loans secured by real estate                              1,420       1,428
  Installment loans                                             0           0
  Commercial loans                                              0           0
  Credit card                                                   0           0
                                                          -------     -------
    Total renegotiated loans                                1,420       1,428
                                                          -------     -------
    OREO                                                      261         211
                                                          -------     -------
Total nonperforming loans and OREO                        $ 1,785     $ 1,653
                                                          =======     =======

Ratio of nonperforming assets to total loans and OREO        0.57%       0.63%
Ratio of nonperforming assets to total assets                0.40%       0.43%

Loans past due 90 or more days and still accruing
  Loans secured by real estate                            $ 2,390     $ 1,240
  Installment loans                                             7          20
  Commercial loans                                              6           4
  Credit card                                                   0           0
                                                          -------     -------
    Total loans 90 or more days past due                  $ 2,403     $ 2,917
                                                          =======     =======
Ratio of loans 90 or more days past due to total loans
  And OREO                                                   0.76%       0.48%
Ratio of loans 90 or more days past due to total assets      0.53%       0.33%
                                                          -------     -------
Total nonperforming and other risk assets                 $ 4,188     $ 2,917
                                                          =======     =======
Ratio of total risk assets to total loans and OREO           1.33%       1.11%
Ratio of total risk assets to total assets                   0.93%       0.76%





                                  Page 15 of 25
Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.


Capital Resources and Balance Sheet Fluctuations

A comparison of Orrstown Financial Services, Inc.'s capital ratios to regulatory minimum requirements at June 30, 2003 are as follows:

                                   Orrstown                        Regulatory
                                   Financial      Regulatory    Well Capitalized
                                 Services, Inc.    Minimums         Minimums
Leverage Ratio                       8.82%            4%               5%
Risk Based Capital Ratios:
    Tier I Capital Ratio            12.40%            4%               6%
    Total (Tier I & II) Capital
     Ratio (core capital plus
     allowance for loan losses)     13.65%            8%              10%

The growth experienced during 2003 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment plan. Dividend reinvestment plan participants have added $ 381,000 to equity as of June 30, 2003. Equity represented 8.97% of assets at June 30, 2003 which is down from 9.25% at December 31, 2002 due to significant asset growth and an equity markdown related to the investment portfolio during the first half of 2003.


All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2003 or single day fluctuations.


Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources or operations.


Sarbanes-Oxley Act 2002 Requirements

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act)was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. The Corporation anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, but does not expect that such compliance will have a material impact on the Corporation or the Banks' results of operations or financial condition. A Code of Ethics for financial officers was approved by the Board of Directors and adopted during first quarter 2003.

                                  Page 16 of 25
Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures preformed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial officers.














































                                  Page 17 of 25











                           PART II - OTHER INFORMATION


















































                                  Page 18 of 25
                                OTHER INFORMATION





Item 1 - Legal Proceedings

      None


Item 2 - Changes in Securities

      None


Item 3 - Defaults Upon Senior Securities

      Not applicable


Item 4 - Submission of Matters to a Vote of Security Holders

      None


Item 5 - Other Information

      None


Item 6 - Exhibits and Reports on Form 8 - K

    (a)  Exhibits

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         99           Report of Independent Accountant's on interim financial
                    statements



    (b)  Reports on Form 8 - K

      None






                                  Page 19 of 25
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      /s/ Kenneth R. Shoemaker
                                      ---------------------------------------
                                      (Kenneth R. Shoemaker, President & CEO)
                                      (Duly Authorized Officer)




                                      /s/ Bradley S. Everly
                                      ---------------------------------------
                                      (Bradley S. Everly, Senior Vice
                                          President & CFO)
                                      (Chief Financial Officer)




                                      /s/ Robert B. Russell
                                      ---------------------------------------
                                      (Robert B. Russell, Controller)
                                      (Chief Accounting Officer)


Date     August 5, 2003
         --------------





























                                  Page 20 of 25
                                                                    Exhibit 31.1
                                  CERTIFICATION

I, Kenneth R. Shoemaker, President and CEO, certify, that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                              By: /s/ Kenneth R. Shoemaker
                                                  ----------------------------
                                              Kenneth R. Shoemaker
                                              President and CEO
                                              (Principal Executive Officer)
                                              August 5, 2003


                                  Page 22 of 25
                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Bradley S. Everly, Sr. Vice President and CFO, certify, that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                              By: /s/ Bradley S. Everly
                                                  ----------------------------
                                              Bradley S. Everly
                                              Sr. Vice President and CFO
                                              (Principal Financial Officer)
                                              August 5, 2003


                                  Page 21 of 25
                                                                    EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth R. Shoemaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/ Kenneth R. Shoemaker
                                     -----------------------------------
                                     Kenneth R. Shoemaker
                                     Chief Executive Officer
                                     August 5, 2003


































                                  Page 23 of 25
                                                                    EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bradley S. Everly, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Bradley S. Everly
                                     -----------------------------------
                                     Bradley S. Everly
                                     Chief Financial Officer
                                     August 5, 2003

































                                  Page 24 of 25
                                                                      EXHIBIT 99


                         INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania


    We have reviewed the accompanying consolidated balance sheet of Orrstown Financial Services, Inc. and it's subsidiaries as of June 30, 2003 and the related consolidated statements of income for the three and six months ended June 30, 2003 and 2002 and consolidated statements of comprehensive income for the three and six months ended June 30, 2003 and 2002 and consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.


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




                                      /s/   Smith Elliott Kearns & Company, LLC

                                            SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, Pennsylvania
August 5, 2003

















                                  Page 25 of 25