Form 10-Q
period 2003-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2003-11-04
CIK 826154

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 2003          Commission file number   33-18888
                  ------------------                                   --------


                        ORRSTOWN FINANCIAL SERVICES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)




Commonwealth of Pennsylvania                                     23-2530374
                                                            ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


77 East King Street                                                     17257
                                                                     ---------
P.O. Box 250, Shippensburg, Pennsylvania                             (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:              (717) 532-6114
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



            YES __X__                                     NO ________
                -----                                        --------
            Class                             Outstanding at October 29, 2003
-----------------------------                 --------------------------------
(Common Stock, no par value )                               2,532,315










                                  Page 2 of 25
                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX







                                                                          Page
Part I - FINANCIAL INFORMATION


Item 1.  Financial statements (unaudited)
          Condensed consolidated balance sheets - September 30, 2003
              and December 31, 2002                                         4
          Condensed consolidated statements of income - Three months
              ended September 30, 2003 and 2002                             5
          Condensed consolidated statements of income - Nine months
              ended September 30, 2003 and 2002                             6
          Condensed consolidated statements of comprehensive income -
              Three months & Nine months ended September 30, 2003 and 2002 7 Condensed consolidated statements of cash flows - Nine
              months ended September 30, 2003 and 2002                      8
          Notes to condensed consolidated financial statements         9 - 11


Item 2.  Management's discussion and analysis of financial
              condition and results of operations                     12 - 17




PART II - OTHER INFORMATION


          Other Information                                                19
          Signatures                                                       20
          Exhibits                                                    21 - 25





















                                  Page 3 of 25










                  PART I - FINANCIAL INFORMATION



















































                           Page 4 of 25
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     (Unaudited)      (Audited)*
                                                    September 30,    December
31,
(Dollars in Thousands)                                   2003              2002_
--------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                         $  11,382         $  10,656
     Interest bearing deposits with banks                1,494             1,095
     Federal funds sold                                 17,542             8,217
     Securities available for sale                      87,569            90,106
     Federal Home Loan Bank, Federal Reserve and
       Atlantic Central Bankers Bank Stock, at cost
       which approximates market value                   2,666             2,268
     Loans                                             326,220           281,391
     Allowance for loan losses                       (   3,994)        (   3,734)
                                                     ---------         ---------
     Net Loans                                         322,226           277,657

     Premises and equipment, net                        10,993             9,849
     Accrued interest receivable                         1,681             1,606
     Cash value-life insurance                           7,120             6,916
     Other assets                                        2,285             1,928
                                                     ---------         ---------
Total assets                                         $ 464,958         $ 410,298
                                                     =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
         Non-interest bearing                        $  52,264         $  42,704
         Interest bearing                              303,421           276,464
                                                     ---------         ---------
     Total deposits                                    355,685           319,168

     Federal funds purchased and other short
       term borrowed funds                              27,108            20,808
     Long term borrowed funds                           37,326            28,539
     Accrued interest payable                              212               248
     Other liabilities                                   3,495             3,573
                                                     ---------         ---------
Total liabilities                                      423,826           372,336
                                                     ---------         ---------

     Common stock, no par value-$.1041 stated
         value per share at September 30, 2003 and
         December 31, 2002, 10,000,000 shares
         authorized with 2,529,286 shares issued
         at September 30, 2003 and 2,398,405 issued
         at December 31, 2002                              264               250
     Additional paid - in capital                       32,551            25,913
     Retained earnings                                   7,208             9,750
     Accumulated other comprehensive income              1,109             2,049
                                                     ---------         ---------
Total stockholders' equity                              41,132            37,962
                                                     ---------         ---------

Total liabilities and stockholders' equity           $ 464,958         $ 410,298
                                                     =========         =========

*Condensed from audited financial statements





              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 25
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          Three Months Ended
                                                     September         September
(Dollars in Thousands)                                  2003              2002__
--------------------------------------------------------------------------------
INTEREST INCOME
     Interest and fees on loans                       $ 4,924           $ 4,760
     Interest on federal funds sold                        65                84
     Interest and dividends on investment securities      852             1,084
     Interest income on deposits with banks                 2                 5
                                                      -------           -------
Total interest income                                   5,843             5,933
                                                      -------           -------

INTEREST EXPENSE
     Interest on deposits                               1,196             1,526
     Interest on borrowed money                           471               511
                                                      -------           -------
Total interest expense                                  1,667             2,037
                                                      -------           -------

Net interest income                                     4,176             3,896
     Provision for loan losses                             24               150
                                                      -------           -------
Net interest income after provision for loan losses     4,152             3,746
                                                      -------           -------

OTHER INCOME
     Service charges on deposits                          666               589
     Other service charges                                421               217
     Trust department income                              378               344
     Brokerage income                                     111               108
     Other income                                         103                86
     Securities gains / (losses)                           23           (     6)
                                                      -------           -------
Total other income                                      1,702             1,338
                                                      -------           -------

OTHER EXPENSES
     Salaries and employee benefits                     1,737             1,567
     Net occupancy and equipment expenses                 528               464
     Other operating expenses                             963               962
                                                      -------           -------
Total other expense                                     3,228             2,993
                                                      -------           -------

Income before income tax                                2,626             2,091
     Income tax expenses                                  891               509
                                                      -------           -------
Net income                                            $ 1,735           $ 1,582
                                                      =======           =======

PER SHARE DATA
Earnings per share
     Basic earnings per share                         $  0.69           $  0.63
     Weighted average number of shares outstanding  2,528,448         2,512,642

     Diluted earnings per share                       $  0.66           $  0.61
     Weighted average number of shares outstanding  2,620,325         2,580,556

Dividends per share                                   $  0.21           $  0.171






              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 8 of 25
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Nine Months Ended
                                                     September         September
(Dollars in Thousands)                                  2003              2002_
-------------------------------------------------------------------------------
INTEREST INCOME
     Interest and fees on loans                      $ 14,486          $ 13,901
     Interest on federal funds sold                       124               197
     Interest and dividends on investment securities    2,806             3,152
     Interest income on deposits with banks                11                15
                                                     --------          --------
Total interest income                                  17,427            17,265
                                                     --------          --------

INTEREST EXPENSE
     Interest on deposits                               3,790             4,678
     Interest on borrowed money                         1,295             1,455
                                                     --------          --------
Total interest expense                                  5,085             6,133
                                                     --------          --------

Net interest income                                    12,342            11,132
     Provision for loan losses                            300               450
                                                     --------          --------
Net interest income after provision for loan losses    12,042            10,682
                                                     --------          --------

OTHER INCOME
     Service charges on deposits                        1,942             1,613
     Other service charges                                990               685
     Trust department income                            1,072             1,047
     Brokerage income                                     361               320
     Other income                                         300               248
     Securities gains / (losses)                          194                12
                                                     --------          --------
Total other income                                      4,859             3,925
                                                     --------          --------

OTHER EXPENSES
     Salaries and employee benefits                     5,039             4,479
     Net occupancy and equipment expenses               1,556             1,327
     Other operating expenses                           2,970             2,688
                                                     --------          --------
Total other expense                                     9,565             8,494
                                                     --------          --------

Income before income tax                                7,336             6,113
     Income tax expenses                                2,240             1,700
                                                     --------          --------
Net income                                           $  5,096          $  4,413
                                                     ========          ========

PER SHARE DATA
Earnings per share
     Basic earnings per share                        $   2.02          $   1.76
     Weighted average number of shares outstanding  2,524,818         2,507,921

     Diluted earnings per share                      $   1.96          $   1.72
     Weighted average number of shares outstanding  2,601,605         2,560,627

Dividends per share                                  $   0.61          $   0.495







              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 10 of 25
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)






                                                           Three Months Ended
                                                      September        September
(Dollars in Thousands)                                   2003             2002_
-------------------------------------------------------------------------------
COMPREHENSIVE INCOME
     Net Income                                        $ 1,735           $ 1,582

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
       available for sale                             (    608)              645
                                                       -------           -------
Comprehensive Income                                   $ 1,127           $ 2,227
                                                       =======           =======



                                                            Nine Months Ended
                                                      September        September
(Dollars in Thousands)                                   2003             2002_
-------------------------------------------------------------------------------
COMPREHENSIVE INCOME
     Net Income                                        $ 5,096           $ 4,413

     Other comprehensive income, net of tax
     Unrealized gain (loss) on investment securities
       available for sale                             (    940)            1,263
                                                       -------           -------
Comprehensive Income                                   $ 4,156           $ 5,676
                                                       =======           =======
















              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 12 of 25
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine Months Ended
                                                    September          September
(Dollars in Thousands)                                 2003               2002__
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                     $  5,096           $  4,413
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                   695                588
         Provision for loan losses                       300                450
         Other, net                                (     234)         (     897)
                                                    --------           --------
Net cash provided by operating activities              5,857              4,554
                                                    --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing
       deposits with banks                         (     399)         (     556)
     Purchases of available for sale securities    (  45,028)         (  24,407)
     Sales and maturities of available for sale
       securities                                     46,110             11,335
     Net (purchases) redemption of FHLB Stock      (     398)         (     101)
     Net (increase) in loans                       (  44,869)         (  24,896)
     Purchases of bank premises and equipment      (   1,840)         (   1,137)
                                                    --------           --------
Net cash provided (used) by investing activities   (  46,424)         (  39,762)
                                                    --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits              36,517             28,362
     Cash dividends paid                           (   1,542)         (   1,244)
     Proceeds from sale of stock                         578                632
     Cash paid in lieu of fractional shares        (      22)                 0
     Net increase (decrease) in short term purchased
       funds                                           6,300          (   3,174)
     Proceeds in long term debt issuance              10,000              5,000
     Payments on long term debt                    (   1,213)                 0
                                                    --------           --------
Net cash provided by financing activities             50,618             29,576
                                                    --------           --------

Net increase (decrease) in cash and cash equivalents  10,051          (   5,632)
Cash and cash equivalents at beginning of period      18,873             36,997
                                                    --------           --------
Cash and cash equivalents at end of period          $ 28,924           $ 31,365
                                                    ========           ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                   $  5,121           $  6,247
         Income Taxes                                  2,100              1,850

Supplemental schedule of noncash investing and
  financing activities:
     Unrealized gain (loss) on investments
       available for sale (net of deferred taxes
       of ($484) and $650 at September 30, 2003 and
       2002,respectively)                           (    940)             1,263




              The accompanying notes are an integral part of these
                         condensed financial statements.
                                  Page 14 of 25
                 ORRSTOWN FINANCIAL SERVICES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2003
                            (UNAUDITED)


Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended and nine months ended September 30, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit
99 to this 10-Q.


Note 1:  Basis of Presentation

The financial information presented at and for the three months ended and nine months ended September 30, 2003 and 2002 is unaudited. Information presented at December 31, 2002 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


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


Federal Income Taxes

For financial reporting purposes, the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of the aforementioned timing differences, plus the timing differences associated with depreciation expense, deferred income taxes are provided in the financial statements. Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations.




                           Page 15 of 25
Stock-Based Compensation

The Corporation maintains two stock-based compensation plans.
These plans provide for the granting of stock options to the Corporation's employees and directors. The Corporation accounts for its stock option plans based on the intrinsic-value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, under which no compensation cost has been recognized for any of the periods presented. All options granted under the plans occurred during the quarters ended June 30, 2003 and 2002, and had exercise prices equal to the market value of the underlying common stock on the dates of grant. Thus, there is no effect on third quarter results. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee and/or director compensation.

(In thousands, except per share data)
                                       Nine Months Ended
                                     September  September
                                        2003       2002
                                        ----       ----
Net income
  As reported                        $ 5,096    $ 4,413
  Pro forma                            4,873      4,210

Basic earnings per share
  As reported                        $  2.02    $  1.76
  Pro forma                             1.93       1.68

Diluted earnings per share
  As reported                        $  1.96    $  1.72
  Pro forma                             1.87       1.64

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

The Corporation has classified all investments securities as "available for sale". At September 30, 2003 fair value exceeded amortized cost by $ 1,681,000. In shareholders' equity, the balance of accumulated other comprehensive income decreased to $ 1,109,000 after recognizing the tax effects of the unrealized gains. At December 31, 2002, fair value exceeded amortized cost by $ 3,105,000 increasing accumulated other comprehensive income to $ 2,049,000 after recognizing the tax effects of the unrealized gains.
                           Page 17 of 25
Note 3:  Other Commitments

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















































                             Page 18 of 25
                 ORRSTOWN FINANCIAL SERVICES, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


Summary

Orrstown Financial Services, Inc. recorded net income of $ 1,735,000 for the third quarter of 2003 compared to $ 1,582,000 for the same period in 2002, representing an increase of $ 153,000 or 9.7%. Basic earnings per share was $0.69 for the third quarter of 2003 up $ 0.06 from the $ 0.63 earned during the third quarter of 2002.


Net income for the first nine months of 2003 was $ 5,096,000 compared to $ 4,413,000 for the same period in 2002, representing an increase of $ 683,000 or 15.5%. Net income per share for the first nine months of 2003 was $ 2.02 up from the $ 1.76 per share realized during the nine months ended September 30, 2002. All per share amounts have been restated reflect the 5% stock dividend paid to shareholders on May 30, 2003.


The following statistics compare 2003's third quarter and year-to-date performance to that of 2002:

                                   Three Months Ended         Nine
Months Ended
                                 September   September
September  September
                                    2003        2002           2003
2002
                                   ------      ------         -----
-     ------
Return on average assets            1.50%       1.58%
1.56%       1.56%
Return on average equity           16.70%      17.81%
17.08%      17.62%
Average equity / Average assets     8.96%       8.88%
9.14%       8.84%

A more detailed discussion of the elements having the greatest impact on net income follows.


Net Interest Income

Net interest income for the third quarter of 2003 was $ 4,176,000 representing a growth of $ 280,000, or 7.2% over the $ 3,896,000 realized during the third quarter of 2002. Growth was due entirely to volume as the net interest margin tightened from 4.37% in the third quarter 2002 to 4.00% during third quarter 2003.


Net interest income for the first nine months of 2003 was $ 12,342,000 representing an increase of $ 1,210,000, or 10.9% over the $ 11,132,000 generated during the first nine months of 2002. Nine month net interest income growth is attributable to volume increases as the net interest margin has declined by 20 basis points. Core deposit and loan growth have both been strong. The maintenance of ample liquidity has served to marginally shrink the margin temporarily.







                           Page 19 of 25
                  Net Interest Income (Continued)

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

(Dollars in Thousands)                          Three Months Ended
                                    September 2003
September 2002
                                  Avg Balance   Rates       Avg
Balance   Rates
                                  -----------   -----       -------
----   -----
Interest earning assets             $432,054     5.53%
$370,707    6.55%
Interest bearing liabilities         362,657     1.82%
315,844    2.56%
                                    --------                  -----
---
Free Funds                          $ 69,397                  $
54,863
                                    --------                  -----
---

Net interest income                 $  4,176                  $
3,896
Net interest spread                              3.71%
3.99%
Free funds ratio                                16.06%
14.80%
Net interest margin                              4.00%
4.37%




(Dollars in Thousands)                          Nine Months Ended
                                    September 2003
September 2002
                                  Avg Balance   Rates       Avg
Balance   Rates
                                  -----------   -----       -------
----   -----
Interest earning assets             $410,014     5.83%
$353,321    6.70%
Interest bearing liabilities         347,219     1.96%
302,868    2.71%
                                    --------                  -----
---
Free Funds                          $ 62,795                  $
50,453
                                    --------                  -----
---

Net interest income                 $ 12,342                  $
11,132
Net interest spread                              3.87%
3.99%
Free funds ratio                                15.32%
14.28%
Net interest margin                              4.18%
4.38%

Non-Interest Income and Expense

The following compares three months ended September 30, 2003 to three months ended September 30, 2002:

Other income increased $ 364,000, or 27.2%, from $ 1,338,000 during the third quarter of 2002 to $ 1,702,000 during the third quarter of 2003. Fee income increased in all areas but the largest gains came in secondary mortgage market income of $160,000, loan fees grew $55,000, asset management income increased $37,000 and the bounce protection program generated $34,000 of additional revenue.










                           Page 20 of 25
Other expenses rose from $ 2,993,000 during the third quarter 2002 to $ 3,228,000 during 2003's third quarter, resulting in an increase of $ 235,000, or 7.9%. Salaries and benefits expense grew $ 170,000, or 10.8% due to annual reviews, staff additions, and the success of our various incentive compensation programs. The opening of our twelfth full service branch in May 2003 contributed to and increase in occupancy and equipment expense of 13.8% over the prior year. Other operating expenses remained flat versus third quarter 2002.


The following compares nine months ended September 30, 2003 to nine months ended September 30, 2002:

Other income grew $ 934,000, or 23.8%, from $ 3,925,000 during the first nine months of 2002 to $ 4,859,000 during the same period of 2003. Primary areas of growth included $184,000 of increases secondary market income, an increase of $160,000 in bounce protection revenue, a $155,000 increase in loan fees, merchant fee increases of $77,000 and an increase of $66,000 in asset management fees.


Other expenses rose from $ 8,494,000 during the first nine months of 2002 to $ 9,565,000 for the nine months ended September 30, 2003. This is a growth of $ 1,071,000, or 12.6%. Salary and benefit expense, the largest component of noninterest expense, increased $ 560,000. Occupancy and equipment expenses grew by 17.3% with one branch added in mid 2002 and another added in mid 2003. Other operating expenses grew moderately at 10.5% less than our asset growth rate.


Income Tax Expense

Income tax expense increased $ 382,000, or 75.0%, during the third quarter of 2003 versus the third quarter of 2002. The increase included $171,000 of deferred federal income tax increases, largely due to the liberalization of income tax depreciation methods during 2003. For the first nine months of 2003 versus 2002, income tax expense rose $ 540,000, or 31.8%. The year to date increase includes $112,000 of deferred federal income tax expense.


Effective income tax rates were as follows:

                                    Three Months Ended        Nine
Months Ended
                                   September   September
September September
                                      2003        2002
2003      2002
                                      ----        ----          ---
-      ----
Effective income tax rate             33.9%       24.3%
30.5%     27.8%

The marginal federal income tax bracket is 34% for all periods presented.













                           Page 21 of 25
Provision and Allowance for Loan Losses

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)                Three Months Ended      Nine Months Ended
                                     September   September   September September
                                        2003        2002        2003       2002
Balance at beginning of period        $ 3,989     $ 3,354     $ 3,734    $ 3,104
Recoveries of loans prev. charged off       2           4          16          9
Additions to allowance charged to exp.     24         150         300        450
                                      -------     -------      ------    -------
    Total                               4,015       3,508       4,050      3,563
Loans charged off                          21          12          56         67
                                      -------     -------      ------    -------
Balance at end of period              $ 3,994     $ 3,496     $ 3,994    $ 3,496
                                      =======     =======     =======    =======

In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses was approximately 51% at September 30, 2003.


Nonperforming Assets / Risk Elements
Nonperforming assets at September 30, are as follows:

 (Dollars in Thousands)                                      2003        2002
                                                             ----        ----
Loans on nonaccrual (cash) basis
  Loans secured by real estate                            $   131     $    28
  Installment loans                                            10           9
  Commercial loans                                              6           0
  Credit card                                                   0           0
                                                          -------     -------
    Total nonaccrual loans                                    147          37
                                                          -------     -------

Loans whose terms have been renegotiated
  Loans secured by real estate                              1,420       1,428
  Installment loans                                             0           0
  Commercial loans                                              0           0
  Credit card                                                   0           0
                                                          -------     -------
    Total renegotiated loans                                1,420       1,428
    OREO                                                      261         211
                                                          -------     -------
Total nonperforming loans and OREO                        $ 1,828     $ 1,676
                                                          =======     =======
Ratio of nonperforming assets to total loans and OREO        0.56%       0.61%
Ratio of nonperforming assets to total assets                0.39%       0.41%

Loans past due 90 or more days and still accruing
  Loans secured by real estate                            $ 2,762     $ 1,040
  Installment loans                                            15           9
  Commercial loans                                              1          11
  Credit card                                                   0           0
                                                          -------     -------
    Total loans 90 or more days past due                  $ 2,778     $ 1,060
                                                          =======     =======
Ratio of loans 90 or more days past due to total loans
  And OREO                                                   0.85%       0.39%
Ratio of loans 90 or more days past due to total assets      0.60%       0.26%

                                                          -------     -------
Total nonperforming and other risk assets                 $ 4,606     $ 2,736
                                                          =======     =======
Ratio of total risk assets to total loans and OREO           1.41%       1.00%
Ratio of total risk assets to total assets                   0.99%       0.67%






                                  Page 23 of 25
Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under
Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.


Capital Resources and Balance Sheet Fluctuations

A comparison of Orrstown Financial Services, Inc.'s capital ratios to regulatory minimum requirements at September 30, 2003 are as follows:

                                   Orrstown
Regulatory
                                   Financial      Regulatory
Well Capitalized
                                 Services, Inc.    Minimums
Minimums
Leverage Ratio                       8.69%            4%
5%
Risk Based Capital Ratios:
    Tier I Capital Ratio            12.36%            4%
6%
    Total (Tier I & II) Capital
     Ratio (core capital plus
     allowance for loan losses)     13.60%            8%
10%


The growth experienced during 2003 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment plan. Dividend reinvestment plan participants have added $ 579,000 to equity as of September 30, 2003. Equity represented 8.85% of assets at September 30, 2003 which is down from 9.25% at December 31, 2002 due to significant asset growth and an equity markdown related to the investment portfolio during the first nine months of 2003.


All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2003 or single day fluctuations.


Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources or operations.


Sarbanes-Oxley Act 2002 Requirements

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act)was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934.
In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. The Corporation anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, but does not expect that such compliance will have a material impact on the Corporation or the Banks' results of operations or financial condition. A Code of Ethics for financial officers and a Whistle Blower policy have been adopted and approved by the Board of Directors during 2003.
                           Page 24 of 25
Controls and Procedures

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














































                           Page 25 of 25










                    PART II - OTHER INFORMATION



















































                           Page 26 of 25
                                OTHER INFORMATION





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






                                  Page 27 of 25
                                   SIGNATURES


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






                                      /s/ Kenneth R. Shoemaker
                                      ----------------------------------------
                                      (Kenneth R. Shoemaker, President & CEO)
                                      (Duly Authorized Officer)




                                      /s/ Bradley S. Everly
                                      ----------------------------------------
                                      (Bradley S. Everly, Senior Vice
                                          President & CFO)
                                      (Chief Financial Officer)




                                      /s/ Robert B. Russell
                                      ----------------------------------------
                                      (Robert B. Russell, Controller)
                                      (Chief Accounting Officer)


Date     November 4, 2003
         ---------------

























                                  Page 28 of 25
                                                                    Exhibit 31.1
                                  CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                              By: /s/ Kenneth R. Shoemaker
                                                  ----------------------------
                                              Kenneth R. Shoemaker
                                              President and CEO
                                              (Principal Executive Officer)
                                              November 4, 2003

                                  Page 29 of 25
                                                                    Exhibit 31.2
                                  CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                              By: /s/ Bradley S. Everly
                                                  ----------------------------
                                              Bradley S. Everly
                                              Sr. Vice President and CFO
                                              (Principal Financial Officer)
                                              November 4, 2003

                                  Page 30 of 25
                                                                    EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Kenneth R. Shoemaker, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Corporation.



                                     /s/ Kenneth R. Shoemaker
                                     ------------------------------------
                                     Kenneth R. Shoemaker
                                     Chief Executive Officer
                                     November 4, 2003

































                                  Page 31 of 25
                                                                    EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Bradley S. Everly, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Corporation.



                                     /s/  Bradley S. Everly
                                     ------------------------------------
                                     Bradley S. Everly
                                     Chief Financial Officer
                                     November 4, 2003
































                                  Page 32 of 25
                                                                      EXHIBIT 99


                         INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania


    We have reviewed the accompanying consolidated balance sheet of Orrstown Financial Services, Inc. and it's subsidiaries as of September 30, 2003 and the related consolidated statements of income for the three and nine months ended September 30, 2003 and 2002 and consolidated statements of comprehensive income for the three and nine months ended September 30, 2003 and 2002 and consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.


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




                                      /s/   Smith Elliott Kearns & Company, LLC

                                            SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, Pennsylvania
November 4, 2003
















                                  Page 33 of 25