Form 10-K
period 2003-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2004-03-12
CIK 826154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number:  33-18888

                          ORRSTOWN FINANCIAL SERVICES, INC.
                          ---------------------------------
(Exact name of registrant as specified in its charter)
     Pennsylvania                                                    23-2530374
------------------------------                                      -----------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                            Identification No.)

77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania            17257
-------------------------------------------------------------------------------
        (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:              (717) 532-6114
                                                                  -------------

Securities registered pursuant to Section 12(b) of the Act:               None

Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock, No Par Value
                                --------------------------
                                     Title of each class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]        No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  [ X ]         No  [    ]

As of December 31, 2003, 2,537,011 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by nonaffiliates on that date was $ 169,979,737.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 2003 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the 2004 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.


                        ORRSTOWN FINANCIAL SERVICES, INC.

                                    FORM 10-K

                                      INDEX


Page
Part I

   Item 1.    Business                                                    2
   Item 2.    Properties                                                  9
   Item 3.    Legal Proceedings                                           9
   Item 3a.   Executive Officers of the Registrant                        9
   Item 4.    Submission of Matters to a Vote of Security Holders        10

Part II

   Item 5.    Market for Registrant's Common Equity and Related
              Security Holder Matters                                    11
   Item 6.    Selected Financial Data                                    11
   Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results
                of Operations                                            11
   Item 8.    Financial Statements and Supplementary Data                11
   Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       21
   Item 9a.   Controls and Procedures                                    21

Part III

   Item 10.   Directors and Executive Officers of the Registrant         22
   Item 11.   Executive Compensation                                     22
   Item 12.   Security Ownership of Certain Beneficial Owners
               and Management                                            22
   Item 13.   Certain Relationships and Related Transactions             23
   Item 14.   Principal Accountant Fees and Services                     23

Part IV

   Item 15.   Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                              24

   Signatures                                                            27


                                     Part I
Item 1.   Business.
--------------------
History and Business
--------------------
          Orrstown Financial Services, Inc. (the Corporation) is a financial holding company registered under the Gramm-Leach-Bliley Act. Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank (the
Bank), Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable. On March 8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown Bank, issuing 131,455 shares of Orrstown Financial Services, Inc.'s common stock to the former Bank shareholders.

          Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its two subsidiaries, Orrstown Bank and Pennbanks Insurance Company Cell P1. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its twelve branches are located in Shippensburg (2), Carlisle (3), Spring Run, Orrstown, Chambersburg (3), Greencastle and Mechanicsburg, Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary's officers. Pennbanks Insurance Company Cell P1 is a reinsurer of credit life, and disability insurance which services customers of Orrstown Bank. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown Bank.

          Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of the Bank, its subsidiary. On December 31, 2003, the Bank had 126 full-time and 32 part-time employees.

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

          As of December 31, 2003, the Corporation had total assets of approximately $ 472 million, total shareholders' equity of approximately $ 43 million and total deposits of approximately $ 359 million.

Regulation and Supervision
--------------------------

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

          The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Pennsylvania Department of Banking, the Federal Reserve Board, and the Federal Deposit Insurance Corporation (FDIC).

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

Financial and Bank Holding Company Activities
---------------------------------------------

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

Liability for Banking Subsidiaries
----------------------------------

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

Capital Requirements
--------------------

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

FDICIA
------

          The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized - and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2003, the Bank was considered well capitalized based on the guidelines implemented by the bank regulatory agencies.

Dividend Restrictions
---------------------

          The Corporation's funds for cash distributions to its shareholders are derived from a variety of sources, including cash and temporary investments.
One of the principal sources of those funds is dividends received from its subsidiary Orrstown Bank. Various federal laws limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Additional information concerning the Corporation and its banking subsidiary with respect to dividends is incorporated by reference from Note 15, "Regulatory Matters", of the "Notes to Consolidated Financial

Statements" included under Item 8 of this report, and the "Capital Adequacy and Regulatory Matters" sections of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations", included under Item 7 of this report.

Depositor Preference Statute
----------------------------

          In the "liquidation or other resolution" of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over the general unsecured claims against that institution, including federal funds and letters of credit.

Other Federal Laws and Regulations
----------------------------------

          Our operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

          - Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

          - Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

          - Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

          - USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

Sarbanes-Oxley Act of 2002
--------------------------

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

Future Legislation
------------------

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

Important Factors Relating to Forward Looking Statements
--------------------------------------------------------------

          This Report contains statements (including, without limitation, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Report under Item 7), that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as "anticipated", "believe", "expect", "intend", "seek", "plan", "objective", "trend", and "goal". Forward-looking statements are subject to various assumptions, risks, and uncertainties, which change over time, and speak only as of the date they are made.

          The Corporation undertakes no obligation to update any forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. In addition to factors mentioned elsewhere in this Report or previously disclosed in our SEC reports (accessible on the SEC's website at www.sec.gov or on our website at www.orrstown.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

          - general political and economic conditions may be less favorable than expected;

          - developments concerning credit quality in various corporate lending industry sectors as well as consumer and other types of credit, may result in an increase in the level of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

          - customer borrowing, repayment, investment, and deposit practices generally may be less favorable than anticipated; and interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be grater than expected;

          - the mix of interest rates and maturities of our interest earning assets and interest bearing liabilities (primarily loans and deposits) may be less favorable than expected;

          - competitive product and pricing pressures among financial institutions within our markets may increase;

            - legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, capital requirements and risk-based capital guidelines, reserve methodologies, deposit insurance and other aspects of the financial services industry, may adversely affect the businesses in which we are engaged or our financial results;

          - legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry generally;

          - pending and proposed changes in accounting rules, policies, practices, and procedures could adversely affect our financial results;

          - instruments and strategies used to manage exposure to various types of market and credit risk could be less effective than anticipated, and we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk;

          - terrorist activities or other hostilities, including the situation surrounding Iraq, may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation; and

          - technological changes, including the impact of the Internet on our businesses, may be more difficult or expensive than anticipated.

Competition
-----------

          The Bank's principal market area consists of Franklin County and Cumberland County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Chambersburg, Shippensburg, and Carlisle, Pennsylvania.

          The Bank, like other depository institutions, has been subjected to competition from less heavily regulated entities such as credit unions, brokerage firms, money market funds, consumer finance and credit card companies, and other commercial banks, many of which are larger than the Bank. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively. Orrstown Bank is competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

          One outgrowth of the competitive environment discussed above has been significant consolidation within the financial services industry on a global, national, and regional level. We continue to implement strategic initiatives focused on expanding our core businesses and to explore, on an ongoing basis, acquisition, divestiture, and joint venture opportunities. We analyze each of our products and businesses in the context of customer demands, competitive advantages, industry dynamics, and growth potential.

          The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q's - quarterly reports; 10-K - annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Corporation's filings may be obtained through the SEC's internet site at www.sec.gov or by accessing the Corporation's website at www.orrstown.com.

Item 2.  Properties.
--------------------

          Orrstown Bank owns buildings in Orrstown, Shippensburg (2), Carlisle
(2), Spring Run, Chambersburg (2), and Mechanicsburg, Pennsylvania. Offices of the Bank are located in each of these buildings. It also leases space for offices located in Greencastle, Chambersburg, and Carlisle, Pennsylvania.

Item 3.  Legal Proceedings.
---------------------------

          Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Corporation's operations or financial position.

Item 3a.  Executive Officers of Registrant
------------------------------------------

          The following table sets forth selected information about the principal officers of the holding company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board.

                Name/Office Held                    Held    Employe   Age as
                                                   Since       e        of
                                                             Since   3/10/04

Joel R. Zullinger, Chairman of the Board             1991      (1)       55

Jeffrey W. Coy, Vice Chairman of the Board           1988      (1)       52

Kenneth R. Shoemaker, President, CEO                 1987      1986      56

Bradley S. Everly, Senior Vice President, Treasurer  1997      1997      52

Stephen C. Oldt, Executive Vice President,           1987      1987      61
  Assistant Secretary



Philip E. Fague, Executive Vice President,           2001      1988      44
  Assistant Treasurer



Denver L. Tuckey, Secretary                          1999      (1)       70

Jeffrey W. Embly, Vice President                     1999      1997      33


          (1)  These officers are not employees of the Corporation

          Senior Operating Officers of the Bank

             Name/Office Held                 Held       Bank     Age as of
                                              Since    Employee    3/10/04
                                                        Since

Kenneth R. Shoemaker, President,              1987       1986         56
  Chief Executive Officer

Stephen C. Oldt, Executive Vice               1987       1987         61
  President, Chief Operations Officer

Philip E. Fague, Executive Vice President,    1999/      1988         44
  Chief Sales and Service Officer             2000

Bradley S. Everly, Senior Vice                1997       1997         52
  President, Chief Financial Officer

Benjamin S. Stoops, Vice President,           1998       1998         52
  Chief Technology Officer

Jeffrey W. Embly, Vice President,             1999       1997         33
 Senior Loan Officer

Barbara E. Brobst, Vice President,            2001       1997         45
  Senior Trust Officer

Nathan A. Eifert, Vice President,             2002       2000         35
  Director of Marketing

Stephen C. Caldwell, Vice President,          2002       2001         55
  Director of Human Resources


Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------
          None
                                      -10-

                                     Part II
Item 5.  Market for Registrant's Common Stock and Related Security Holder
-------------------------------------------------------------------------
         Matters.
         --------

          Orrstown Financial Services, Inc.'s common stock is not traded on a national securities exchange, but is traded through the local and over the counter local markets under the symbol ORRF. At December 31, 2003, the approximate number of shareholders of record was approximately 2,338. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

                       Market          Cash            Market          Cash
                       Price         Dividend          Price         Dividend
Dividend (1)                 2003                            2002
                    High      Low                   High       Low
First Quarter     $ 48.57   $ 44.76     $ 0.19    $ 39.05    $ 36.71   $ 0.162
Second Quarter      58.00     46.19       0.21      47.62      37.38     0.162
Third Quarter       67.50     60.00       0.21      47.62      41.90     0.171
Fourth Quarter      68.00     63.75       0.23      44.76      43.81     0.191

          (1)  Note:     All per share data has been restated after giving
     retroactive recognition to a 5% stock dividend effective May 30, 2003.

          See Note 15 to the financial statements contained in the annual shareholders' report for the year ended December 31, 2003 for restrictions on the payment of dividends.

Item 6.   Selected Financial Data.
-----------------------------------

          The selected five-year financial data on page 26 of the annual shareholders' report for the year ended December 31, 2003 is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------

Results of Operations.
----------------------

          Contractual obligations of the Corporation as of December 31, 2003 are as follows:

                                    Payments due by period
                     - - - - - - - - - - - - - - - - - - - - - - - - - -
  (In thousands)       Total      Less      1 - 3     3 - 5    More than
    Contractual                  than 1     years     years     5 years
    obligations                   year
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Long-term debt        $ 37,193   $ 1,653    $ 7,707  $ 13,679    $ 14,154
obligations
Operating lease                      141        162
obligations                454                            151           0
                      --------   -------    -------  --------    --------
Total                 $ 37,647   $ 1,794    $ 7,869  $ 13,830    $ 14,154
                      ========   =======    =======  ========    ========

          All other information required by Item 7 is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 18 through 25 of the annual shareholders' report which are incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
-------------------------------------------------------

          The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 2 through 26 of the annual shareholders' report for the year ended December 31, 2003 and are incorporated herein by reference. Certain


                                      -11-
statistical information required in addition to those included in the annual shareholders' report are submitted herewith as follows.


             Description of Statistical Information                   Page
          Changes in net interest income tax equivalent yields         13
          Investment portfolio                                         14
          Loan portfolio                                               15
          Summary of loan loss experience                              16
          Nonaccrual, delinquent and impaired loans                    17
          Allocation of allowances for loan losses                     18
          Deposits and return on equity and assets                     19
          Consolidated summary of operations                           20





                                      -12-



          ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                 CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

                             2003 Versus 2002                   2002 Versus 2001
                           Increase (Decrease)                Increase (Decrease)
                            Due to Change in                   Due to Change in
                      Average     Average      Total     Average    Average     Total
                     Volume       Rate       Increase    Volume      Rate     Increase
                                            (Decrease)                       (Decrease)

(000 omitted)
Interest Income
Loans (net of          $ 3,507     ($ 2,529)   $   978    $ 2,598   ($ 3,287)   ($  689)
unearned
discounts)
Taxable investment         494     (  1,004)  (    510)       230   (    609)   (   379)
securities
Nontaxable            (     29)    (     25)  (     54)       769   (     56)       713
investment
securities
Other short-term      (     36)    (     83)  (    119)        17   (    240)   (   223)
investments
                       -------      -------    -------    -------    -------     ------
Total interest           3,936     (  3,641)       295      3,614   (  4,192)   (   578)
income
                       -------      -------    -------    -------    -------     ------
Interest Expense
Interest bearing           553     (    720)  (    167)       927   (  1,180)   (   253)
demand
Savings deposits            26     (     87)  (     61)        40   (    140)   (   100)
Time deposits              136     (    962)  (    826)  (   479)   (  1,446)   ( 1,925)
Short-term            (     13)    (    142)  (    155)  (     8)   (    503)   (   511)
borrowings
Long-term                   180    (    199)  (     19)       106   (      9)        97
borrowings
                       -------      -------    -------    -------    -------     ------
Total interest              882    (  2,110)  (  1,228)       586   (  3,278)  (  2,692)
expense
                       -------      -------    -------    -------    -------     ------
Net interest income                            $ 1,523                          $ 2,114
                                               =======                          =======

          Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

                                      -13-


      ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                              INVESTMENT PORTFOLIO
          The following table shows the maturities of investment securities at book value as of December 31, 2003, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                        Within 1     After 1     After 5    After 10    Total
                          year      year but    years but    years
                                    within 5    within 10
                                      years       years
    (000 omitted)
Bonds:
U. S. Treasury
Book value               $ 1,007    $      27    $      0   $     28     $ 1,062
Yield                       5.78%        5.29%          0%      5.35%      5.76%
U. S. Government
agencies
Book value                     0       13,988           0          0      13,988
Yield                          0%        2.98%                             2.98%
State and municipal
Book value                     0          875       2,521     18,626      22,022
Yield                          0%        9.01%       7.69%      7.99%      8.00%
Corporate
Book value                 1,000            0           0        945       1,945
Yield                       2.41%           0%          0%      1.92%      2.17%
Trust preferred
Book value                     0            0           0      1,000       1,000
Yield                          0%           0%          0%      9.25%      9.25%
Total book value         $ 2,007     $ 14,890     $ 2,521   $ 20,599    $ 40,017
                         =======     ========     =======   ========    ========
Yield                                                7.69%
                            4.10%        3.34%                  7.77%      5.93%
                            ====         ====        ====       ====        ====
Mortgage-backed
securities:

Total book value                                                       $ 45,867
                                                                       ========
Yield                                                                      4.02%
                                                                       ========
Equity Securities:
Total book value                                                       $  1,472
                                                                       ========
Yield                                                                      4.68%
                                                                       ========
Total Investment                                                       $ 87,356
Securities
                                                                       ========
Yield                                                                      4.91%
                                                                       ========

                                      -14-
       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                                 LOAN PORTFOLIO

     The following table presents the loan portfolio at the end of each of the last five years:

                                  2003       2002         2001         2000         1999
   (000 omitted)
Commercial, financial
and agricultural               $ 38,186      33,806     $  28,534  $23,938       $  23,938
Real estate - Construction       21,016      22,048        20,480     17,425        15,580
Real estate - Mortgage          277,985     217,791       192,192    157,722       134,046
Installment and other
personal loans (net
of  unearned
discount)                         7,867       7,746         8,610     10,096         9,562
                              ---------   ---------     ---------  ---------     ---------
Total loans                   $ 345,054   $ 281,391     $ 249,816  $ 209,181     $ 180,691
                              =========   =========     =========  =========     =========

          Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments, and credit cards) at December 31, 2003:

                                          Under One    One to   Over Five     Total
                                            Year        Five      Years
                                                       years
(000 omitted)
Commercial, financial and agricultural       $ 6,032     $  7,236   $ 24,918   $ 38,186
Real estate - Construction                     2,905        3,477     14,634     21,016
                                             -------     --------   --------   --------
Total                                        $ 8,937     $ 10,713   $ 39,552   $ 59,202
                                             =======     ========   ========   ========

          The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2003:

                                         Fixed Rate         Variable
                                           Loans           Rate Loans
(000 omitted)
Due within one year                     $        886        $   16,630
Due after one but within five years           22,094             9,833
Due after five years                          79,975           215,636
                                        ------------        ----------
Total                                   $    102,955        $  242,099
                                        ============        ==========


                                      -15-


           ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                             SUMMARY OF LOAN LOSS EXPERIENCE
                                 Years Ended December 31

                                     2003           2002            2001            2000            1999
  (000 omitted)
Average total loans outstanding      $ 313,833        $ 264,296      $ 233,103         $ 192,902    $ 169,458
(net of unearned income)
                                     =========        =========      =========         =========    =========
Allowance for loan losses,           $   3,734        $   3,104      $   2,691         $   2,455    $   1,971
beginning of period
Additions to provision for loan            491              720            504               360          547
losses charged to operations
Loans charged off during the
year
Mortgages                                   12                0              0                 0            0
Commercial                                   4               48             67                99           97
Installment                                 33               36              2                19           24
Personal credit lines and credit            32               17             29                11            7
cards
                                     ---------        ---------      ---------         ---------    ---------
Total charge-off's                          81              101             98               129          128
                                     ---------        ---------      ---------         ---------    ---------
Recoveries of loans previously
charged off:
Mortgages                                    3                0              0                 0            0
Commercial                                   0                3              6                 1           59
Installment                                  8                8              1                 2            1
Personal credit lines and credit             6                0              0                 2            5
cards
                                     ---------        ---------      ---------         ---------    ---------
Total recoveries                            17               11              7                 5           65
                                     ---------        ---------      ---------         ---------    ---------
Net loans charged off                       64               90             91               124           63
(recovered)
Allowance for loan losses, end       $   4,161        $   3,734      $   3,104        $    2,691    $   2,455
of period
                                     =========        =========      =========         =========    =========
Ratio of net loans charged off              .02%            .03%           .04%              .06%         .04%
to average loans outstanding
                                     =========        =========      =========         =========    =========

          The provision is based on an evaluation of the adequacy of the allowance for possible loan losses. The evaluation includes, but is not limited to, review of net loan losses for the year, the present and prospective financial condition of the borrowers, and evaluation of current and projected economic conditions.


                                      -16-



             ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                          NONACCRUAL, DELINQUENT AND IMPAIRED LOANS

          The following table sets forth the outstanding balances of those loans on anonaccrual status and those on accrual status which are contractually past due as to principal or interest payments for 30 days or more at December 31.

                                   2003         2002        2001         2000        1999
(000 omitted)
Nonaccrual loans                 $    130     $     85     $     56      $     12    $     64
                                 ========     ========     ========      ========    ========
Accrual loans:
Restructured                     $      0     $  1,428     $      0      $      0    $      0
30 through 89 days past due         1,440        1,419        2,244           865       3,420
90 days or more past due            2,743        1,446          644           814          97
                                 --------     --------     --------      --------    --------
Total accrual loans              $  4,183     $  4,293     $  2,888      $  1,679    $  3,517
                                 ========     ========     ========      ========    ========

          See Note 6 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and discussion concerning impaired loans at December 31, 2003.


                                      -17-
       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following is an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category:

                                                Years Ended December 31
                                             2003                   2002
                                      Allowanc  Percentage Allowance   Percentage
                                      e Amount   of Loans    Amount     of Loans
                                                 to Total               to Total
                                                  Loans                  Loans
(000 omitted)
Commercial, financial and             $   928      10.75%  $     806      12.01%
agricultural
Commercial, real estate secured           828       44.20        545       41.37
Real estate - Construction                  0        6.37          0        7.84
Real estate - Mortgage                    326       35.78        255       36.03
Installment                                 9        2.90         28        2.75
Unallocated                             2,070        0.00      2,100        0.00
                                      -------      ------    -------      ------
Total                                 $ 4,161      100.00%   $ 3,734      100.00%
                                      =======      ======    =======      ======
                                                Years Ended December 31
                                              2001                  2000
                                      Allowanc  Percentage Allowance   Percentage
                                      e Amount   of Loans    Amount     of Loans
                                                 to Total               to Total
                                                  Loans                  Loans
(000 omitted)
Commercial, financial and             $   466       11.42% $      43       11.74%
agricultural
Commercial, real estate secured           563       46.42        786       21.29
Real estate - Construction                  0        8.20          0        8.30
Real estate - Mortgage                    350       30.51         56       53.86
Installment                                33        3.45         34        4.81
Unallocated                             1,692        0.00      1,772        0.00
                                      -------      ------    -------      ------
Total                                 $ 3,104      100.00%   $ 2,691      100.00%
                                      =======      ======    =======      ======

                                                Years Ended December 31
                                                         1999
                                             Allowance           Percentage of
                                              Amount             Loans to Total
                                                                      Loans
(000 omitted)
Commercial, financial and                      $    45                11.90%
agricultural
Commercial, real estate secured                    609                18.03
Real estate - Construction                           0                 8.62
Real estate - Mortgage                              93                56.16
Installment                                         27                 5.29
Unallocated                                      1,681                 0.00
                                               -------               -------
Total                                          $ 2,455               100.00%
                                               =======               =======

                                      -18-
       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                                    DEPOSITS
     The average amounts of deposits are summarized below:

                                   Years Ended December 31
                              2003           2002           2001

(000 omitted)
Demand deposits            $  47,416      $  39,688     $  32,628
Interest bearing demand      170,832        136,500        99,103
deposits
Savings deposits              26,602         23,558        20,787
Time deposits                                94,043
                              97,539                      102,856
                           ---------      ---------     ---------
Total deposits             $ 342,389      $ 293,789     $ 255,374
                           =========      =========     =========

     The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 2003:
                                                    (000 omitted)
        Three months or less                       $   7,083
        Over three months through twelve months        3,649
        Over one year through three years              6,366
        Over three years                               1,747
                                                    --------
                                                    $ 18,845
                                                    ========

       RETURN ON EQUITY AND ASSETS (APPLYING DAILY AVERAGE BALANCES) The following table presents a summary of significant earnings and capital ratios: (000 omitted)

                              2003              2002             2001
Average assets            $ 443,737         $ 385,765             $ 340,428
Net income                $   6,980         $   5,915             $   5,092
Average equity            $  40,491         $  34,408             $  29,612
Cash dividends paid       $   2,126         $   1,722             $   1,411
Return on assets                1.57%            1.53%                1.50%
Return on equity               17.24%           17.19%               17.20%
Dividend payout ratio          30.45%           29.12%               27.71%
Equity to asset ratio           9.12%            8.92%                8.70%

                                      -19-

        ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                         CONSOLIDATED SUMMARY OF OPERATIONS

                                             Years Ended December 31
                                2003       2002        2001       2000       1999
(000 omitted)
Interest income                $ 23,484   $ 23,173    $ 23,978   $ 21,758   $ 18,324
Interest expense                                        10,677     10,318
                                  6,757      7,985                             8,074
                               --------   --------    --------   --------   --------
Net interest income              16,727     15,188      13,301     11,440     10,250
Provision for loan losses                                  504                   547
                                    491        720                    360
                               --------   --------    --------   --------   --------
Net interest income after        16,236     14,468      12,797     11,080      9,703
provision for loan losses
Other income:
Trust and brokerage services      1,948      1,780       1,480      1,466      1,230
Service charges - Deposits,       3,866      3,171       2,634      1,818      1,623
other service charges,
collection and exchange
charges, commission and fees
Other operating income              618        409         366       458         728
                               --------   --------    --------   --------   --------
Total other income                6,432      5,360       4,480      3,742      3,581
                               --------   --------    --------   --------   --------
Income before operating expense  22,668     19,828      17,277     14,822     13,284
Operating expenses:
Salaries and employees benefits   6,787      5,993       5,151      4,755      4,297
Occupancy and equipment expense   2,109      1,800       1,676      1,558      1,099
Other operating expenses          4,114      3,895       3,420      2,800      2,822
                               --------   --------    --------   --------   --------
Total operating expenses         13,010     11,688      10,247      9,113      8,218
                               --------   --------    --------   --------   --------
Income before income taxes        9,658      8,140       7,030      5,709      5,066
Income tax                        2,678      2,225                  1,537
                               --------   --------    --------   --------   --------
Net income applicable to
   common stock                $  6,980   $  5,915    $  5,092   $  4,172   $  3,755
                               ========   ========    ========   ========   ========
Per share data (1):
Basic earnings                 $   2.76   $   2.36    $   2.05   $   1.70   $   1.54
Diluted earnings               $   2.68   $   2.30    $   2.02   $   1.69   $   1.54
Cash dividends                 $    .84   $    .69    $    .57   $    .52   $    .47
Weighted average shares:
Basic                         2,527,185  2,510,144   2,485,042  2,457,876  2,441,984
Diluted                       2,607,769  2,566,681   2,518,041  2,469,732  2,441,984

(1)  Per share amounts have been restated to reflect:
     The 5% stock dividend effective May 30, 2003.
     The 5% stock dividend effective September 15, 2001.
     The 71/2% stock dividend effective November 19, 1999.

                                      -20-
Item 9.   Disagreements on Accounting and Financial Disclosures.
-----------------------------------------------------------------
          Not applicable.
Item 9a.  Controls and Procedures
---------------------------------
     The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the fourth quarter of 2003.

                                      -21-
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The Corporation has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Corporation has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K. The Corporation has also made the Code of Ethics available on its website at http://www.orrstown.com.
     All other information required by Item 10 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.
Item 11.  Executive Compensation
--------------------------------

     The information required by Item 11 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.
Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Equity Compensation Plan Information

Plan Category          Number of securities to be   Weighted-average       Number of
                       issued upon exercise of      exercise price of      securities
                       outstanding options          outstanding options    remaining available
                                                                           for future issuance
                                                                           under equity
                                                                           compensation plans
                                                                           (excluding
                                                                           securities
                                                                           reflected in column
                                                                           (a))
                                   (a)                       (b)                   (c)
Equity compensation               80,221                    $ 42.43             139,177
plan approved by
security holders

Equity compensation               10,554                    $ 38.41              22,251
plan not approved by
security holders (1)
                                  ------                    -------             -------
Total                             90,775                    $ 41.97             161,428
                                  ======                    =======             =======

        (1) Non-Employee Director Stock Option Plan of 2000. On January 27, 2000, the Board of Directors of the Corporation approved the Orrstown Financial Services, Inc. Non-Employee Director Stock Option Plan of 2000. The Directors' Option Plan is a formula plan under which options to purchase shares of the Corporation's Common Stock are granted each year to directors in office on April 1. The number of options granted each year is based on the Corporation's return on average equity for the most recent fiscal year. All options have a term of 10 years from the regular grant date, are fully exercisable from the regular grant date, and have an exercise price equal to the fair market value of the Corporation's Common Stock as of the date of the grant of the option based upon criteria as outlined in the plan. If a director "retires", whether as a result of reaching mandatory retirement age,

                                      -22-
        (1)
            or under any other circumstances, the Board of Directors, in its discretion, may determine to constitute retirement, the options previously granted to the director will expire at their scheduled expiration date. If a director's service as a director terminates for any other reason, the options previously granted to the director will expire six months after the date of termination of service unless scheduled to expire sooner.

            All other information required by Item 12 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by Item 13 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

     The information required by Item 14 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.


                                      -23-
                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports of Form 8-K.
--------------------------------------------------------------------------
         (a) (1) - List of Financial Statements
             The following consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8:
               Consolidated balance sheets - December 31, 2003 and 2002 Consolidated statements of income - Years ended December 31, 2003, 2002, and 2001
               Consolidated statements of shareholders' equity - Years ended December 31, 2003, 2002, and 2001
               Consolidated statements of cash flows - Years ended December 31, 2003, 2002, and 2001
               Notes to consolidated financial statements - December 31, 2003
           (2) List of Financial Statement Schedules
               All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
           (3) Listing of Exhibits
               Exhibit (3) (i) Articles of incorporation
               Exhibit (3) (ii) Bylaws
               Exhibit (4) Instruments defining the rights of security holders including indentures
               Exhibit (10) Material contracts
               Exhibit (13) Annual report to security holders
               Exhibit (14) Code of Ethics
               Exhibit (21) Subsidiaries of the registrant
               Exhibit (23) Consent of independent auditors
               Exhibit (31) Rule 13a - 14(a)/15d-14(a) Certifications
               Exhibit (32) Section 1350 Certifications
               All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
         (b)  Reports on Form 8-K filed
              Report filed January 2, 2004 for news release announcing a 2-for-1 stock split payable February 10, 2004.
                                       -24
         (c)  Exhibits
              (3)  (i)  Articles of incorporation. Incorporated by reference to
              Exhibit 3(i) of the registrant's Form 10-K for the year ended December 31, 1998.
             (ii) By-laws.  Incorporated by reference to Exhibit 3.2 to the
              Registrant's Registration Statement on Form S-4, Registration
              No. 33-18888.
             (4) Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant's common stock are contained in:
                  (i)  Articles of Incorporation of Orrstown Financial
                       Services, Inc., incorporated by reference to Exhibit 3(i) of the registrant's Form 10-K for the year ended
                       December 31, 1998.
                  (ii) By-laws of Orrstown Financial Services, Inc.,
                       incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-18888).
             (10.1) Change in control agreement between Orrstown Financial
                    Services, Inc. and its chief executive officer.
                    Incorporated by reference to Exhibit 99 of the registrant's Form 10-K for the year ended December 31, 1996.
             (10.2) Salary continuation plan for selected officers -
                    incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
             (10.3) Officer group term replacement plan for selected officers -
                    incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
             (10.4) Director retirement plan - incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
             (10.5) Revenue neutral retirement plan - incorporated by reference to the registrant's Form 10-K for the year ended
                    December 31, 1999
             (10.6) Non-employee director stock option plan of 2000 -
                    incorporated by reference to the registrant's registration statement on Form S-8 dated April 11, 2000
             (10.7) Employee stock option plan of 2000 - incorporated by reference to the registrant's registration statement on Form S-8 dated March 31, 2000
             (13)   Annual report to security holders - filed herewith
             (14) Code of Ethics Policy for Senior Financial Officers - filed herewith
             (21)   Subsidiaries of the registrant - filed herewith
             (23.1) Consent of independent auditors - filed herewith
             (31.1) Certification of Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
                                      -25-
             (31.2) Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002 - filed herewith
             (32.1) Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.
             (32.2) Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.
         (d) Financial statement schedules
             None
                                      -26-
                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ORRSTOWN FINANCIAL SERVICES, INC.
                                             ---------------------------------
                                                                  (Registrant)
                                             By  /s/ Kenneth R. Shoemaker
                                                 -----------------------------
                                             Kenneth R. Shoemaker, President
Dated:  March 10, 2004                      (Duly authorized officer)


                                             By /s/ Bradley S. Everly
                                             ---------------------------------
                                             Bradley S. Everly, Chief Financial
Officer
                                             (Principal Accounting Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
             Signature
Title                                  Date
/s/ Kenneth R. Shoemaker                President, CEO and      March 10, 2004
---------------------------------       Director
Kenneth R. Shoemaker
/s/ Anthony F. Ceddia                   Director                March 10, 2004
---------------------------------
Dr. Anthony F. Ceddia

/s/ Glenn W. Snoke                      Director                March 10, 2004
---------------------------------
Glenn W. Snoke

/s/ Gregory A. Rosenberry               Director                March 10, 2004
---------------------------------
Gregory A. Rosenberry

/s/ Joel R. Zullinger                   Chairman of the         March 10, 2004
---------------------------------       Board and Director
Joel R. Zullinger

/s/ Jeffrey W. Coy                      Vice Chairman           March 10, 2004
---------------------------------       of the Board
Jeffrey W. Coy                          and Director

/s/ John S. Ward                        Director                March 10, 2004
---------------------------------
John S. Ward

/s/ Denver L. Tuckey                    Secretary and           March 10, 2004
---------------------------------       Director
Denver L. Tuckey

/s/ Andrea Pugh                         Director                March 10, 2004
---------------------------------
Andrea Pugh
                                        Exhibit 13




                        Orrstown Financial Services, Inc.

                          2003 Annual Financial Report




                                 C O N T E N T S

                                              Page

INDEPENDENT AUDITOR'S REPORT                                    1

CONSOLIDATED FINANCIAL STATEMENTS

  Balance sheets                                                2
  Statements of income                                          3
  Statements of changes in shareholders' equity                 4
  Statements of cash flows                                      5
  Notes to consolidated financial statements               6 - 17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           18 - 24

SUMMARY OF QUARTERLY FINANCIAL DATA                            25

SELECTED FIVE-YEAR FINANCIAL DATA                              26

MARKET, DIVIDEND AND INVESTOR INFORMATION                      27

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Orrstown Financial Services, Inc.
Orrstown, Pennsylvania


          We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



                              /S/ SMITH ELLIOTT KEARNS & COMPANY, LLC
                              --------------------------------------------------
                              SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, Pennsylvania
February 4, 2004



Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

(Dollars in thousands)                                Dec. 31, 2003      Dec. 31, 2002
ASSETS

Cash and due from banks                              $       12,283     $       10,656
Federal funds sold                                                               8,217
                                                              3,829
Interest bearing deposits with banks                                             1,095
                                                              1,001
Securities available for sale                                89,074             90,106
Federal Home Loan Bank, Federal Reserve and
Atlantic
   Central Bankers Bank stock, at cost which
   approximates market value                                  2,912              2,268
                                                    ---------------    ---------------
                                                            109,099            112,342
                                                    ---------------    ---------------
Loans
   Commercial, financial and agricultural                    38,186             33,806
   Real estate - Mortgages                                  277,985            217,791
   Real estate - Construction and land development           21,016             22,048
   Consumer                                                   7,867              7,746
                                                    ---------------    ---------------
                                                            345,054            281,391
   Less:  Allowance for loan losses                (          4,161)  (          3,734)
                                                    ---------------    ---------------
                                                            340,893            277,657
                                                    ---------------    ---------------
Premises and equipment, net                                  11,168              9,849
Accrued interest receivable                                   1,647              1,606
Cash surrender value of life insurance                        7,234              6,916
Other assets                                                  2.352              1,928
                                                    ---------------    ---------------
          Total assets                               $      472,393     $      410,298
                                                    ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                              $       52,276     $       42,704
   Interest bearing                                         306,367            276,464
                                                     --------------    ---------------
                                                            358,643            319,168
                                                     --------------    ---------------
Federal funds purchased and securities sold under
   agreements to repurchase                                  29,440             20,808
Other borrowed funds                                         37,193             28,539
Accrued interest and other liabilities                        4,282              3,821
                                                     --------------    ---------------
          Total liabilities                                 429,558            372,336
                                                     --------------    ---------------
Shareholders' equity
Common stock: No par value - $.1041 stated value
    per share 10,000,000 shares authorized
    with 2,537,011 shares issued at December 31,
    2003; 2,398,405 shares issued
    at December 31, 2002                                        264                250
Additional paid-in capital                                   32,928             25,913
Retained earnings                                             8,509              9,750
                                                     --------------    ---------------
Accumulated other comprehensive income                        1,134              2,049
                                                     --------------    ---------------
Total shareholders' equity                                   42,835             37,962
                                                     --------------    ---------------
Total liabilities and shareholders' equity           $      472,393     $      410,298
                                                     ==============    ===============

                     The Notes to the Consolidated Financial
                    Statements are an integral part of these
                                   statements.
                                       -2-


Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                                        Years Ended December 31,

(Dollars in thousands)                            2003            2002            2001

Interest and Dividend Income
 Interest and fees on loans                       $   19,610    $       8,635    $   19,308
 Interest and dividends on investment
  securities
   U.S. Government and agency                          2,141            2,583         2,869
   Exempt from federal income tax                      1,335            1,370           899
   Other investment income                               398              585           902
                                                  ----------     ------------    ----------
   Total interest and dividend income                 23,484           23,173        23,978
                                                  ----------     ------------    ----------
Interest Expense
 Interest on deposits                                  5,015            6,069         8,347
 Interest on borrowed money                            1,742            1,916         2,330
                                                  ----------     ------------    ----------
  Total interest expense                               6,757            7,985        10,677
                                                  ----------     ------------    ----------
  Net interest income                                16,727           15,188        13,301

Provision for loan losses                               491              720           504
                                                 ----------     ------------    ----------
  Net interest income after provision for loan
   losses                                            16,236           14,468        12,797
                                                 ----------     ------------    ----------
Other Income
 Service charges on deposit accounts                  2,628            2,257         1,890
 Other service charges, commissions, and fees         1,238              914           744
 Trust department income                              1,463            1,386         1,219
 Brokerage income                                       485              394           261
 Securities gains                                       199               21            11
 Other income                                           419              388           355
                                                 ----------     ------------    ----------
  Total other income                                  6,432            5,360         4,480

  Net interest income and other income               22,668           19,828        17,277
                                                 ----------     ------------    ----------
 Other Expenses
  Salaries                                            4,456            4,035         3,506
  Employee benefits                                   2,331            1,958         1,645
  Occupancy expense of bank premises, and
    furniture and equipment expenses                  2,109            1,800         1,676
  Other operating expenses                            4,114            3,895         3,420
                                                 ----------     ------------    ----------
   Total other expenses                              13,010           11,688        10,247
                                                 ----------     ------------    ----------
   Income before income tax                           9,658            8,140         7,030

 Applicable income tax                                2,678            2,225         1,938
                                                 ----------     ------------    ----------
     Net income                                  $    6,980     $      5,915    $    5,092
                                                 ==========     ============    ==========
 Earnings per share
   Basic earnings per share                      $     2.76     $       2.36    $     2.05
   Weighted average shares outstanding            2,527,185        2,510,144     2,485,042

   Diluted earnings per share                    $     2.68     $       2.30    $     2.02
   Weighted average shares outstanding            2,607,769        2,566,681     2,518,041

 Dividends per share                             $      .84     $        .69    $      .57

                                The Notes to the
                             Consolidated Financial
                                Statements are an
                             integral part of these
                                   statements.
                                       -3-

Consolidated Statements of Changes in Shareholders' Equity
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                                Years Ended December 31, 2003, 2002 and 2001

                                                                              Accumulated
                                                          Additional             Other          Total
                                        Common      Paid-In      Retained    Comprehensive   Shareholder
                                                                                                 s'
(Dollars in thousands)                  Stock       Capital      Earnings        Income        Equity


Balance, December 31, 2000             $     233     $  19,360   $    6,619     $      462   $   26,674

Comprehensive income
     Net income                                0             0        5,092              0        5,092

     Change in unrealized gain on
       investment securities available
       for sale, net of tax of $ 94            0             0            0     (      182)   (     182)
                                                                                              ---------
           Total comprehensive income                                                             4,910

     Cash dividends ($.57 per share)           0             0   (    1,411)             0   (    1,411)

     Stock dividends issued                   12         4,711   (    4,723)             0            0

     Cash paid in lieu of fractional
      stock dividends                          0             0   (       20)             0   (       20)

     Issuance of stock through
      employee stock purchase plan/
      stock option plan                        0            73            0              0           74

     Issuance of stock through
      dividend reinvestment plan               2           933            0              0          935
                                        --------      --------     --------       --------     --------
Balance, December 31, 2001                   248        25,077        5,557            280       31,162

Comprehensive income
     Net income                                0             0        5,915              0        5,915

     Change in unrealized gain on
       investment securities available
       for sale, net of tax of $ 911           0             0            0          1,769        1,769
                                                                                               --------
           Total comprehensive income                                                             7,684

     Cash dividends ($.69 per share)           0             0    (   1,722)             0    (   1,722)

     Issuance of stock through
       employee stock purchase plan/
       stock option plan                       0            71            0              0           71

     Issuance of stock through
      dividend reinvestment plan               2           765            0              0          767
                                        --------      --------     --------       --------     --------
Balance, December 31, 2002                   250        25,913        9,750          2,049       37,962

Comprehensive income
     Net income                                0             0        6,980              0        6,980

     Change in unrealized gain on
       investment securities available
       for sale, net of tax of $ 471           0             0            0      (    915)    (     915)
                                                                                               --------
           Total comprehensive income                                                             6,065

     Cash dividends ($.84 per share)           0             0    (   2,126)             0    (   2,126)

     Stock dividends issued                   12         6,061    (   6,073)             0            0

     Cash paid in lieu of fractional
      stock dividends                          0             0    (      22)             0    (      22)

     Issuance of stock through
       employee stock purchase plan/
       stock option plan                       1           205            0              0          206

     Issuance of stock through
      dividend reinvestment plan               1           749            0              0          750
                                        --------      --------     --------       --------     --------
Balance, December 31, 2003              $    264      $ 32,928     $  8,509       $  1,134     $ 42,835
                                        ========      ========     ========       ========     ========

                     The Notes to the Consolidated Financial
                    Statements are an integral part of these
                                   statements.
                                       -4-

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

                                                           Years Ended December 31,

(Dollars in thousands)                                       2003         2002        2001

Cash flows from operating activities:
 Net income                                                $  6,980     $  5,915    $  5,092
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                              1,013          874         828
   Provision for loan losses                                    491          720         504
   (Gain) on disposal of other real estate owned          (       6)   (       3)  (       4)
   Loss on disposal of bank premises and equipment                0            2           3
   Deferred income taxes                                  (     110)   (     131)  (     113)
   Securities (gains)                                     (     199)   (      21)  (      11)
   Increase in cash surrender value of life insurance     (     318)   (     312)  (     286)
   (Increase) decrease in accrued interest receivable     (      41)   (      64)        474
   (Decrease) in accrued interest payable                 (       6)   (     107)  (     210)
   Other net                                                    555          526         387
                                                           --------     --------    --------
Net cash provided by operating activities                     8,359        7,399       6,664
                                                           --------     --------    --------
Cash flows from investing activities:
 Net (increase) decrease in interest bearing deposits
  with banks                                                     94     (    416)  (     507)
 Sales of available for sale securities                      20,839        1,223       5,427
 Maturities of available for sale securities                 30,480       21,754      36,239
 Purchase of available for sale securities                (  51,475)   (  41,961)  (  40,433)
 (Purchases) redemptions of FHLB stock                    (     644)   (     565)         431
 Net (increase) in loans                                  (  63,811)   (  31,725)  (  41,118)
 Purchases of bank premises and equipment                 (   2,261)   (   1,641)  (     512)
 Proceeds from disposal of other real estate owned               89           64         180
 Proceeds from disposal of bank premises and equipment            0            7           4
 Investment in cash surrender value life insurance
  policies                                                        0    (     682)          0
                                                           --------     --------    --------
Net cash (used) by investing activities                   (  66,689)   (  53,942)  (  40,289)
                                                           --------     --------    --------
Cash flows from financing activities:
 Net increase in deposits                                    39,475       38,000      39,160
 Net increase (decrease) in federal funds purchased
  and securities sold under agreements to repurchase          8,632     ( 10,723)     13,105
 Proceeds from debt                                          10,000        5,026       8,025
 Payment on debt                                          (   1,346)    (  3,000)  (   3,316)
 Cash dividends paid                                      (   2,126)    (  1,722)  (   1,411)
 Cash paid in lieu of fractional stock dividends          (      22)           0   (      20)
 Proceeds from sale of stock                                    956          838       1,009
                                                           --------     --------    --------
Net cash provided by financing activities                    55,569       28,419      56,552
                                                           --------     --------    --------
Net increase (decrease) in cash and cash equivalents      (   2,761)   (  18,124)     22,927

Cash and cash equivalents, beginning balance                 18,873       36,997      14,070
                                                           --------     --------    --------
Cash and cash equivalents, ending balance                  $ 16,112     $ 18,873    $ 36,997
                                                           ========     ========    ========
Supplemental disclosure of cash flows information:

Cash paid during the year for:
    Interest                                                  6,763        8,092      10,887
    Income taxes                                              2,650        2,375       2,200

Supplemental schedule of noncash investing and
  financing activities:
    Other real estate acquired in settlement of                  83           61         392
loans
    Unrealized gain (loss) on investment securities
      available for sale (net of tax effects)             (     915)       1,769   (     182)



                     The Notes to the Consolidated Financial
                    Statements are an integral part of these
                                   statements.
                                       -5-
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

  Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its subsidiaries, Orrstown Bank, and Pennbanks Insurance Company Cell P1. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties. Its twelve branches are located in Shippensburg (2), Carlisle (3), Spring Run, Orrstown, Chambersburg (3), Mechanicsburg and Greencastle, Pennsylvania. Pennbanks Insurance Company Cell P1 is a reinsurer of credit, life, and disability insurance which services customers of Orrstown Bank.

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

  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

  While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans and foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Investment securities

  Under generally accepting accounting principles, the Corporation may segregate their investment portfolio into three specific categories: "securities held to maturity", "trading securities" and "securities available for sale". Securities held to maturity are to be accounted for at their amortized cost; securities classified as trading securities are to be accounted for at their current market value with unrealized gains and losses on such securities included in current period earnings; and securities classified as available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.

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

Cash flows

  For purposes of the Statements of Cash Flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold". The Corporation has elected to present the net increase or decrease in deposits with banks, loans, and deposits in the Statements of Cash Flows.

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
Repairs and maintenance are charged to operations as incurred. Computer software is amortized over 3-5 years.
Intangibles

  Identifiable intangible assets are amortized on a straight-line basis over fifteen years.

Advertising

  The Corporation follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $ 267,000, $ 218,000, and $ 196,000, for 2003, 2002, and 2001, respectively.

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

Nonaccrual/Impaired loans

   The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless fully collateralized. Subsequent payments received either are applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of loan principal balance. Interest income on impaired loans is recognized only to the extent of interest payments received.

Foreclosed real estate

   Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying value or fair value less estimated costs to sell the underlying collateral. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell.

Earnings per share of common stock

   Earnings per share is calculated as net income divided by the weighted average number of shares outstanding, after giving retroactive recognition to a 5% stock dividend in September 2001 and May 2003. For diluted net income per share, net income is divided by the weighted average of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents. The Corporation's common stock equivalents consist of outstanding stock options.

   A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There is no adjustment to net income to arrive at diluted net income per share.


                                    2003         2002          2001
Weighted average shares             2,527,185     2,510,144    2,485,042
outstanding (basic)
Impact of common stock                 80,584        56,537       32,999
equivalents
                                    ---------     ---------    ---------
Weighted average shares             2,607,769     2,566,681    2,518,041
outstanding (diluted)
                                    =========     =========    =========

Stock-Based Compensation

   The Corporation grants stock options for a fixed number of shares to directors and employees with an exercise price equal to the fair value of the shares at the date of grant. The Corporation accounts for stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic-value method, because the exercise price of the Corporation's employee stock options is more than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note 10 for the proforma effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

Federal income taxes

   For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these and timing differences in depreciation expense, deferred income taxes are provided for in the financial statements. See Note 11 for further details.

Fair values of financial instruments

   The Corporation meets the requirements for disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements.
Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

   The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

Cash, Due from Banks, Short-Term Investments, and Federal Funds Sold. The carrying amounts of cash, due from banks, short-term investments, and federal funds sold approximate their fair value.

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

Off-Balance-Sheet Instruments. The Corporation generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

Comprehensive income

      Under generally accepted accounting principles, comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency transactions; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

      The Corporation has elected to report its comprehensive income in the statement of changes in of shareholders' equity. The only element of "other comprehensive income" that the Corporation has is the unrealized gain or loss on available for sale securities.

      The components of the change in net unrealized gains (losses) on securities were as follows:


(Dollars in thousands)                            2003             2002            2001

Gross unrealized holding gains (losses)
   arising during the year                     ($ 1,187)         $ 2,701     ($     265)
Reclassification adjustment for (gains)
   losses realized in net income               (    199)        (     21)    (       11)
                                                -------          --------     ---------
Net unrealized holding gains (losses) before   (  1,386)            2,680    (      276)
taxes
Tax effect                                          471         (     911)           94
                                                -------          --------     ---------
Net change                                     ($   915)         $  1,769    ($     182)
                                                =======          ========     =========

NOTE 2.  INVESTMENTS

      At December 31, 2003 and 2002 the investment securities portfolio was comprised of securities classified as "available for sale", resulting in investment securities being carried at fair value.

      The amortized cost and fair values of investment securities available for sale at December 31 were:

                                                   Amortized       Gross        Gross         Fair
                                                      Cost      Unrealized    Unrealized      Value
                                                                   Gains        Losses
(Dollars in thousands)
                                                                          2003
U. S. Treasury securities and obligations of U. S.
  Government corporations and agencies                 $ 15,050     $      51     $    115      $ 14,986
Obligations of states and political subdivisions         22,022         1,185            3        23,204
Mortgage-backed securities                               45,867           448          186        46,129
Corporate bonds                                           1,945             0           18         1,927
Equity securities                                         2,472           395           39         2,828
                                                       --------       -------     --------      --------
Totals                                                 $ 87,356       $ 2,079     $    361      $ 89,074
                                                       ========       =======     ========      ========

                                                    Amortized      Gross        Gross         Fair
                                                      Cost      Unrealized    Unrealized      Value
                                                                   Gains        Losses
(Dollars in thousands)
                                                                           2002
U. S. Treasury securities and obligations of U. S.
  Government corporations and agencies                $   5,018      $    195   $        0     $   5,213
Obligations of states and political subdivisions         25,691         2,012            0        27,703
Mortgage-backed securities                               52,238           926           36        53,128
Corporate bonds                                           1,943             0          158         1,785
Equity securities                                         2,112           270          105         2,277
                                                       --------       -------     --------      --------
Totals                                                 $ 87,002       $ 3,403     $    299      $ 90,106
                                                       ========       =======     ========      ========

      The amortized cost and fair values of investment securities available for sale at December 31, 2003, by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)                          Amortized       Fair Value
                                                   Cost

Due in one year or less                            $   2,007     $   2,037
Due after one year through five years                 14,890        14,849
Due after five years through ten years                 2,521         2,633
Due after ten years                                   19,599        20,598
Mortgage-backed securities                            45,867        46,129
Equity securities                                      2,472         2,828
                                                    --------      --------
                                                    $ 87,356      $ 89,074
                                                    ========      ========

      Proceeds from sales of securities available for sale during 2003, 2002, and 2001, were $ 20,839,000, $ 1,223,000, and $ 5,427,000, respectively. Gross gains and losses on 2003 sales were $ 525,612 and $ 326,485, respectively. Gross gains and losses on 2002 sales were $ 65,533 and $ 44,872, respectively. Gross gains and losses on 2001 sales were $ 57,840 and $ 46,394, respectively.
..

      The Corporation owned $ 2,668,800 of Federal Home Loan Bank stock, $ 54,000 of Atlantic Central Bankers Bank stock and $ 189,000 of Federal Reserve Bank stock at December 31, 2003. At December 31, 2002 the Corporation's stock ownership was $ 2,024,600 of Federal Home Loan Bank stock, $ 54,000 of Atlantic Central Bankers Bank stock and $ 189,000 of Federal Reserve Bank stock. Market value approximates cost since none of the stocks are actively traded.

      Securities with a market value of $ 70,143,000 and $ 67,047,000 at December 31, 2003 and 2002, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 3.  CONCENTRATION OF CREDIT RISK

      The Corporation grants agribusiness, commercial, residential and consumer loans to customers in South Central Pennsylvania, principally Franklin and Cumberland Counties. Although the Corporation maintains a diversified loan portfolio, a significant portion of its customers' ability to honor their contracts is dependent upon economic sectors for construction contractors, non-residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but generally includes equipment and real estate.

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

      Activity in the allowance for loan losses is summarized as follows:

(Dollars in thousands)                          2003          2002         2001
Balance at beginning of period                  $ 3,734      $ 3,104      $ 2,691
Recoveries                                           17           11              7
Provision for loan losses charged to income         491          720            504
                                                -------      -------        -------
   Total                                          4,242        3,835          3,202
Losses                                               81          101             98
                                                -------      -------        -------
Balance at the end of period                    $ 4,161      $ 3,734        $ 3,104
                                                =======      =======        =======

NOTE 5.  LOANS TO RELATED PARTIES
      The Corporation has granted loans to the officers and directors of the Corporation and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 2,630,000 at December 31, 2003, and $ 1,636,000 at December 31, 2002. During 2003, $ 1,885,000 of new loans were made and repayments totaled $ 891,000.  Outstanding loans to employees totaled
$ 2,218,000 and $ 2,176,000 at December 31, 2003 and 2002, respectively.

NOTE 6.  DELINQUENT AND NONACCRUAL LOANS
      Loans 90 days or more past due (still accruing interest) were as follows at December 31:

                                             2003             2002             2001
Commercial, financial and agricultural    $ 1,594,000       $    190,000      $ 188,000
Real estate mortgages                       1,134,000          1,245,000        392,000
Consumer                                       15,000             11,000         64,000
                                          -----------        -----------      ---------
   Total                                  $ 2,743,000        $ 1,446,000      $ 644,000
                                          ===========        ===========      =========

      The following table shows the principal balances of nonaccrual loans as of December 31:

                                                     2003             2002           2001
Nonaccrual loans                                   $ 130,000         $ 85,000      $ 56,000
                                                   =========        ========       ========
Interest income that would have been accrued
   at original contract rates                      $  12,727        $  9,177       $  8,636
Amount recognized as interest  income                    391           2,304          4,028
                                                   ---------        --------       --------
   Foregone revenue                                $  12,336        $  6,873       $  4,608
                                                   =========        ========       ========

      The Corporation had no impairment of loans as of December 31, 2003, 2002, and 2001.

      During 2003, the Corporation foreclosed on loans secured by two real estate properties. These properties were sold during 2003 at a gain of $ 5,764, which is included in other income on the statements of income. Gains from sales of foreclosed property for the years ended December 31, 2002 and 2001 were $ 2,736 and $ 4,150, respectively. The Corporation is holding a property that was obtained through foreclosure during 2001. The carrying value of $ 211,317 for this property is included in other assets on the balance sheet at December 31, 2003 and 2002.

NOTE 7.FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                                                           Contract or
                                                         Notional Amount
(Dollars in thousands)                                  2003            2002
Financial instruments whose contract amounts
  represent credit risk at December 31:
    Commitments to extend credit                      $ 86,481       $ 70,197
    Standby letters of credit and financial
      guarantees written                                 9,469          4,996

      Commitments to extend credit are agreements to lend to a customer as long
as there is no                        violation of any condition established in
the contract.  Commitments generally have fixed expiration dates or   other
termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

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

      During 2003, the Corporation entered into purchase commitments of $ 721,610 related to the construction of a new branch office. At December 31, 2003, $ 234,763 of these commitments had been paid.

NOTE 8.PREMISES AND EQUIPMENT

      A summary of bank premises and equipment is as follows:


(Dollars in thousands)                                 2003              2002

Land                                                $   1,358          $    851
Buildings and improvements                              7,870             7,053
Leasehold improvements                                    199               199
Furniture and equipment                                 7,587             6,768
Construction in progress                                  334               236
                                                    ---------          --------
   Total                                               17,348            15,107
Less accumulated depreciation and amortization          6,180             5,258
                                                    ---------          --------
   Bank premises and equipment, net                  $ 11,168           $ 9,849
                                                    =========          ========

      Depreciation expense amounted to $ 943,484 in 2003, $ 803,123 in 2002, and $ 755,174 in 2001.

                                      -10-
NOTE 9. RETIREMENT PLANS

      The Corporation maintains a 401(k) profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Employer contributions to the plan are based on corporate performance and are at the discretion of the Corporation's Board of Directors. In addition, there is a provision for an employer match of 50 cents on the dollar for employee contributions up to 6% of the employees' eligible compensation. Substantially all of the Corporation's employees are covered by the plan and the contributions charged to operations were $ 754,498, $ 650,065, and $ 538,062, for 2003, 2002, and 2001, respectively.

      The Corporation has a deferred compensation arrangement with certain present and former board directors whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Corporation's obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $ 122,029 and $ 124,057 at December 31, 2003 and 2002, respectively. Total annual expense for this deferred compensation plan was $ 12,325 for 2003, $ 12,456 for 2002, and $ 19,064 for 2001.

      The Corporation also has a supplemental discretionary deferred compensation plan for executive officers and directors. The plan is funded annually with salary and fee reductions which are placed in a trust account invested by the Corporation's trust department. Total amount contributed to the plan was $ 58,800, $ 27,050, and $ 44,300, for 2003, 2002, and 2001,
respectively.

      The Corporation adopted three supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid totaled $ 952,296 and $ 744,251 at December 31, 2003 and 2002, respectively, which is included in other liabilities. Total annual expense for these plans amounted to $ 245,460, $ 257,468, and $ 175,460, for 2003, 2002, and 2001, respectively.

NOTE 10.   STOCK COMPENSATION PLANS

      During 2000 the Corporation implemented two stock option plans (one for employees and one for nonemployee directors). Under the Corporation's stock option plans the Corporation may grant options to its directors, officers, and employees for up to 253,575 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the plans. The exercise price of each option equals the market price of the Corporation's stock on the date of grant and an option's maximum term is ten years.

      A summary of the status of the Corporation's stock option plans at December 31, 2003, 2002, and 2001 is presented below:


                                     Shares         Weighted        Shares        Weighted         Shares        Weighted
                                                     Average                       Average                        Average
                                                 Exercise Price                   Exercise                    Exercise Price
                                                                                    Price
                                   - - - - - - - 2003 - - - - -   - - - - - - 2002 - - - - -   - - - - - - - - 2001 - - - - -
  Outstanding at beginning of           67,363         $ 37.56        43,092        $ 35.31          21,191         $ 34.26
  year

  Granted                               24,514           53.70        24,822          41.40          22,171           36.32
  Exercised                              1,102           34.01             0              0             270           35.83
  Forfeited                                  0               0           551          34.01               0               0
                                       -------         -------       -------        -------         -------         -------
  Options exercisable at year end       90,775         $ 41.97        67,363        $ 37.56          43,092         $ 35.31
                                       =======         =======       =======        =======         =======         =======
 Weighted-average fair value of
  options granted during the
  year                                 $ 13.79                       $ 13.01                        $ 13.75
                                       =======                       =======                        =======

Information pertaining to options outstanding at December 31, 2003 is as follows:

   - - - - - - - - - - - - Options Outstanding - - - - - - - - - -   - - Options Exercisable - -
                               - - - -                                            -
  Exercise Prices      Number       Weighted Average     Weighted      Number        Weighted
                    Outstanding        Remaining          Average   Exercisable       Average
                                    Contractual Life     Exercise                 Exercise Price
                                                           Price
           $ 35.83       2,626         6.25 years        $ 35.83        2,626         $ 35.83
           $ 34.01      16,642         6.50 years        $ 34.01       16,642         $ 34.01
           $ 35.95       2,888         7.25 years        $ 35.95        2,888         $ 35.95
           $ 36.37      19,283         7.50 years        $ 36.37       19,283         $ 36.37
           $ 37.38       2,776         8.25 years        $ 37.38        2,776         $ 37.38
           $ 41.90      22,046         8.50 years        $ 41.90       22,046         $ 41.90
           $ 45.79       2,264         9.25 years        $ 45.79        2,264         $ 45.79
           $ 54.51      22,250         9.50 years        $ 54.51       22,250         $ 54.51
                        ------                                         ------
  Outstanding at
    end of year         90,775         8.07 years        $ 41.97       90,775         $ 41.97
                        ======                                         ======

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                Years Ended December 31,
                              2003           2002        2001

Dividend yield                1.4%           1.6%         1.5%
Expected life              9.47 years    9.47 years   8.47 years
Expected volatility         20.84%         28.36%       19.77%
Risk-free interest rate      3.40%          3.50%        5.33%

NOTE 10.   STOCK COMPENSATION PLANS (Continued)
      The Corporation accounts for the plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No.123 to stock-based employee compensation.

                                                 Years Ended December 31,
                                                2003      2002       2001
(In thousands, except per share data)
Net income                  As reported        $ 6,980    $ 5,915    $ 5,092
                            Pro forma            6,757      5,702      4,891
Basic earnings per share    As reported        $  2.76    $  2.36    $  2.05
                            Pro forma             2.67       2.27       1.97
Diluted earnings per share  As reported        $  2.68    $  2.30    $  2.02
                            Pro forma             2.59       2.22       1.94

      During 2000 the Corporation implemented an employee stock purchase plan under which 82,688 shares of common stock have been reserved for issuance to employees. The number of shares which may be issued to each participant is determined annually, based on individual earnings, and their cost is equal to 85% of the fair market value as established by the average of the average of the daily high bid and daily low offer quotations for the shares reported in the OTC Bulletin Board service, during the ten trading days immediately preceding the date of purchase. If no bid or offer quotation for the shares is reported through the OTC Bulletin Board service during the ten business day period, the fair market value is the price of the last trade reported through the OTC Bulletin Board service prior to the purchase date. A total of 73,240 shares of common stock remained reserved at December 31, 2003 for future grants under the plan. Employees purchased 4,281, 2,076, and 2,132 shares at a weighted average price of $ 39.41, $ 34.59, and $ 29.53 per share in 2003, 2002, and 2001, respectively.

      Shares of common stock registered and available for issuance through approved plans at December 31, 2003 are as follows:


                                            Number
                                          of Shares
Stock option plans                         161,428
Employee stock purchase plan                73,240
Dividend reinvestment plan                 375,845
                                           -------
                                           610,513
                                           =======

NOTE 11.   INCOME TAXES
      The components of federal income tax expense are summarized as follows:

(Dollars in thousands)               2003          2002          2001

Current year provision              $ 2,788       $ 2,356       $ 2,051
Deferred income taxes
(benefits)                         (    110)     (    131)     (    113)
                                    -------       -------       -------
Net federal income tax expense      $ 2,678       $ 2,225       $ 1,938
                                    =======       =======       =======

      Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $ 1,835,294, $ 1,857,654, and $ 1,392,288 for 2003, 2002, and 2001, respectively.

      A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

                                    2003      2002       2001
Federal income tax rate             34.0%     34.0%      34.0%
Reduction resulting from:
Nontaxable income                    6.3       6.7        6.4
                                   -----      ----      -----
Effective income tax rate           27.7%     27.3%      27.6%
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

(Dollars in thousands)                2003          2002

Total deferred tax assets            $ 1,902        $ 1,664
Total deferred tax liabilities     (   1,450)     (   1,802)
                                     -------       --------
Net deferred tax asset (liability)   $   452      ($    138)
                                     =======       ========

      The Corporation has not recorded a valuation allowance for deferred tax assets as they feel that it is more likely than not that they will be ultimately realized.
                                      -12-
NOTE 11.   INCOME TAXES (Continued)

      The tax effects of each type of significant item that gave rise to deferred taxes are:

(Dollars in thousands)                                          2003         2002

Net unrealized losses (gains) on securities available for    ($   584)   ($ 1,064)
sale
Depreciation                                                 (    866)   (    738)
Deferred compensation                                             205          187
Allowance for loan losses                                       1,373        1,224
Retirement plans and salary continuation                          324          253
                                                              -------     --------
Net deferred tax asset (liability)                            $   452    ($   138)

NOTE 12.   DEPOSITS
      Included in interest bearing deposits at December 31 are NOW account products with balances totaling $ 146,627,000 and $ 137,963,000 for 2003 and 2002, respectively. Also included in interest bearing deposits at December 31, 2003 and 2002 are money market account products with balances totaling
$ 29,641,000 and $ 19,228,000, respectively.

      At December 31, 2003 and 2002 time deposits of $ 100,000 and over aggregated $ 18,845,000 and $ 17,846,000, respectively. Interest expense on time deposits of $ 100,000 and over was $ 546,000, $ 710,000, and $ 1,336,000 for 2003, 2002,and 2001, respectively.

      At December 31, 2003 the scheduled maturities of certificates of deposit are as follows:

2004                    $ 48,968
2005                      17,477
2006                      21,675
2007                       8,760
2008 and thereafter          779
                        --------
                        $ 97,659
                        ========

      The Corporation accepts deposits of the officers and directors of the Corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled
$ 992,000 and $ 634,000 at December 31, 2003 and 2002, respectively.
      Total overdrafts of the Bank of $ 343,000 and $ 90,000 at December 31, 2003 and 2002, respectively, were reclassified as loans for financial reporting purposes.

NOTE 13.   LIABILITIES FOR BORROWED MONEY
      Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                      2003           2002
Average balance during the year                   $ 23,014,000   $ 24,057,000
Average interest rate during the year                    1.04%          1.66%
Maximum month-end balance during the year         $ 29,440,000   $ 29,185,000
Securities underlying the agreements at year-
  end:
Carrying value                                    $ 39,152,000   $ 38,184,000
Estimated fair value                              $ 39,640,000   $ 40,000,000

      At December 31, the Corporation had notes outstanding with the Federal Home Loan Bank of Pittsburgh as follows:

- - - - - - - - Amount - - - - - - -  Maturity   Interest   Convertible        Frequency & Basis
                - -                     Date       Rate          to              for Adjustable
                                                             Adjustable               Rate
                                                                Rate
       2003               2002

      $   1,000,000  $   1,000,000      1/04      6.42%                  Fixed rate
                  0      1,000,000      4/03      6.58%                  Fixed rate
          5,000,000      5,000,000      2/12      4.70%         (1)
          7,500,000      7,500,000      9/08      5.06%     9/15/03 (2)  Quarterly based on 3 months
                                                                         LIBOR plus .15%
          5,000,000      5,000,000     10/08      4.66%     10/7/03 (2)  Quarterly based on 3 months
                                                                         LIBOR plus .15%
          5,000,000      5,000,000      2/11      4.50%      2/7/02 (2)  Quarterly based on 3 months
                                                                         LIBOR plus .19%
          3,000,000      3,000,000      3/11      3.94%     3/25/02 (2)  Quarterly based on 3 months
                                                                         LIBOR plus .13%
          5,000,000              0      5/06      2.08%                  Fixed Rate
          1,000,000              0      5/05      1.67%                  Fixed Rate
          1,848,130              0      5/10      2.85%                  Fixed Rate
          1,778,980              0      5/08      2.43%                  Fixed Rate
            350,000        350,000      4/20      7.40%                  Fixed Rate
            350,000        350,000      4/05      7.35%                  Fixed Rate
       ------------   ------------
       $ 36,827,110   $ 28,200,000

                                      -13-
NOTE 13.   LIABILITIES FOR BORROWED MONEY (Continued)

      (1) The 3 month LIBOR is evaluated quarterly and the loan converts to an adjustable rate if the 3 month LIBOR is greater than 8%. The rate would then adjust quarterly based on 3 month LIBOR plus .20%.
      (2)  The rate can adjust to an adjustable rate based on market rates.

      Interest rates are fixed, but, as indicated above, some of the notes can convert to adjustable rates. Interest only is paid on a monthly basis. The notes contain prepayment penalty charges, but management has no intention to pay off early.
      Two of the above borrowings are term notes that require monthly principal reductions of the note balance. The aggregate amount of future principal payments required on these two notes at December 31, 2003 is as follows:

2004             $     652,538
2005                   669,718
2006                   687,354
2007                   705,457
2008                   474,497
Thereafter             437,546
                   -----------
                   $ 3,627,110
                   ===========

      The Corporation also has available a $ 15 million line of credit with the Federal Home Loan Bank of Pittsburgh. The interest rate is variable and can change daily based on FHLB's cost of borrowing. Collateral for all outstanding advances and the line consists of certain securities and the Corporation's 1-4 family mortgage loans totaling $ 188,944,000 and $ 151,165,000 at December 31, 2003 and 2002, respectively. The Corporation also has available a line of credit with Atlantic Central Bankers Bank of $ 6 million at December 31, 2003 and 2002. The ACBB line of credit is unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under either line of credit at December 31, 2003 on 2002.

      Also included in other borrowed funds are borrowings against certain life insurance policies that are used to fund deferred compensation benefits for certain directors. Interest rates are fixed at 8%. Collateral is the cash surrender value of the policies as disclosed in Note 9. The total balance of these loans was $ 366,000 and $ 339,000 at December 31, 2003 and 2002, respectively.

      Total interest on borrowed funds charged to operations was $ 1,498,734, $ 1,517,619, and $ 1,420,799, for 2003, 2002, and 2001, respectively.

NOTE 14. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

      The following are the condensed balance sheets, income statements and statements of cash flows for the parent company:

                                      Balance Sheets
                                       December 31
       (Dollars in thousands)                           2003             2002
       Assets

     Cash                                              $  1,385         $  1,312
     Securities available for sale                        2,794            2,238
     Investment in wholly-owned subsidiaries             40,043           35,594
     Property and equipment (net of depreciation)             0                1
     Other assets                                            32               71
                                                       --------         --------
     Total assets                                      $ 44,254         $ 39,216
                                                       ========         ========
     Liabilities

     Accrued expenses                                  $    593         $    489
     Deferred taxes                                         126               65
     Notes payable                                          700              700
                                                       --------         --------
     Total liabilities                                    1,419            1,254
                                                       --------         --------
     Shareholders' Equity

     Common stock, no par value - $ .1041 stated            264              250
       value per share, 10,000,000 shares
       authorized with 2,537,011 shares issued at
       December 31, 2003; 2,398,405 shares issued
       at December 31, 2002
     Additional paid-in capital                          32,928           25,913
     Retained earnings                                    8,509            9,750
     Accumulated other comprehensive income               1,134            2,049
                                                       --------         --------
     Total shareholders' equity                          42,835           37,962
                                                       --------         --------
     Total liabilities and shareholders' equity        $ 44,254         $ 39,216
                                                       ========         ========

                                      -14-
NOTE 14. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                                           Income Statements
                                        Years Ended December 31

                                                         2003           2002           2001
       (Dollars in thousands)

     Income
     Dividends from wholly-owned subsidiary              $ 1,415        $ 1,010          $ 1,000
     Other interest and dividend income                      134            130              121
     Other income                                             92             29          (     6)
     Gain on sale of investment securities                   128              6                1
                                                         -------        -------          -------
     Total Income                                          1,769          1,175            1,116
                                                         -------        -------          -------
     Expenses
     Interest on borrowings                                   52             52               52
     Other expenses                                          190            179              161
                                                         -------        -------          -------
     Total Expenses                                          242            231              213
                                                         -------        -------          -------
     Income before income taxes and equity in              1,527            944              903
       undistributed income of subsidiaries
     Income tax expense (benefit)                             30       (     29)         (    39)
                                                         -------        -------          -------
     Income before equity in undistributed income          1,497            973              942
       of subsidiaries
                                                         -------        -------          -------
     Equity in undistributed income of Subsidiaries
     Net income of subsidiaries                            6,898          5,952            5,150
     Less: dividends                                     ( 1,415)       ( 1,010)         ( 1,000)
                                                         -------        -------          -------
     Equity in undistributed net income of
       subsidiaries                                        5,483          4,942            4,150
                                                         -------        -------          -------
     Net income                                          $ 6,980        $ 5,915          $ 5,092
                                                         =======        =======          =======

                                       Statements of Cash Flows
                                        Years Ended December 31

       (Dollars in thousands)                               2003           2002             2001

     Cash flows from operating activities:
     Net income                                          $ 6,980        $ 5,915          $ 5,092
     Adjustments to reconcile net income to cash
       provided by operating activities:
     Security (gains)                                (      128)     (       6)       (       1)
     Equity in undistributed income of subsidiary    (    5,483)     (   4,942)       (   4,150)
     Increase (decrease) in other liabilities                104             95               48
     (Increase) decrease in other assets                      40     (      14)               27
                                                        --------       --------         --------
     Net cash provided by operating activities             1,513          1,048            1,016
                                                        --------       --------         --------
     Cash flows from investing activities:
     Purchase of available for sale securities        (     791)     (     329)        (     127)
     Sales of available for sale securities                  543            208              120
     Purchases of property and equipment                       0              0        (       2)
     Sales of property and equipment                           0              5              100
                                                        --------       --------         --------
     Net cash provided (used) by investing            (     248)     (     116)               91
       activities
                                                        --------       --------         --------
     Cash flows from financing activities:
     Cash dividends paid                              (   2,126)     (   1,722)       (   1,411)
     Cash paid in lieu of fractional stock            (      22)              0       (      20)
       dividends
     Proceeds from sale of stock                             956            838           1,009
                                                        --------       --------         --------
     Net cash provided (used) by financing            (   1,192)     (     884)       (     422)
       activities
                                                        --------       --------         --------
     Net increase (decrease) in cash                          73             48              685
     Cash, beginning balance                               1,312          1,264              579
                                                        --------       --------         --------
     Cash, ending balance                                $ 1,385        $ 1,312          $ 1,264
                                                        ========       ========         ========

                                      -15-
NOTE  15.  REGULATORY MATTERS
      Dividends paid by Orrstown Financial Services, Inc. are generally provided from the subsidiary bank's dividends to the parent company. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the bank's surplus or additional paid-in capital be equal to the amount of capital. Orrstown Bank is well above these requirements and the balance of $ 32,734,000 in its retained earnings at December 31, 2003 is fully available for cash dividends. Orrstown Financial Services' balance of retained earnings at December 31, 2003 is $ 8,509,000 and would be available for cash dividends, although payment of dividends to such extent would not be prudent or likely. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current period earnings.

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

                                  Orrstown Financial      Regulatory
                                       Services             Minimum
                                    2003       2002      Requirements
Leverage ratio                       8.92%       8.78%         4%
Risk-based capital ratios:
  Tier I (core capital)             12.15%      12.68%         4%
  Combined Tier I and Tier II (core
    capital plus allowance for loan
    losses)                         13.38%      13.94%         8%

      As of December 31, 2003 the most recent notification, from the Federal Reserve Board, categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category.

NOTE 16. LEASES
      The Corporation leases land and building space associated with certain branch offices, remote automated teller machines, and certain data processing equipment under agreements which expire at various times from 2004 through 2008. Total rent expense charged to operations in connection with these leases was $ 218,769, $ 180,766, and $ 172,309 for 2003, 2002, and 2001, respectively.
      The total minimum rental commitments under operating leases at December 31, 2003 are as follows:

      Due in the year ending December 31:
              2004                   $ 141,169
              2005                      80,920
              2006                      81,539
              2007                      78,695
              2008                      71,862
                                     ---------
                                     $ 454,185
                                     =========

NOTE 17. COMPENSATING BALANCE ARRANGEMENTS
      The Corporation maintains deposit balances at several correspondent banks which provide check collection and item processing services to the Corporation. The balances with these correspondent banks, at times, exceed federally insured limits, which management considers to be a normal business risk.
      Required deposit balances at the Federal Reserve were $ 65,000 at both December 31, 2003 and 2002. Required deposit balances at Atlantic Central Bankers Bank were $ 540,000 at both December 31, 2003 and 2002.

                                      -16-
NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS
      The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                                                          - - - - 2003 - - - - -     - - - - 2002 - - - - -
       (Dollars in thousands)                              Carrying       Fair      Carrying        Fair
                                                            Amount       Value       Amount         Value

       FINANCIAL ASSETS
         Cash, due from banks, and short-term
           investments                                       $ 13,284     $ 13,284    $ 11,751       $ 11,751
         Federal funds sold                                     3,829        3,829       8,217          8,217
         Securities available for sale                         89,074       89,074      90,106         90,106
         Restricted bank stocks                                 2,912        2,912       2,268          2,268

         Loans                                                345,054                  281,391
         Allowance for loan losses                          (   4,161)               (   3,734)
                                                            ---------                 --------
           Net loans                                          340,893      344,897     277,657        286,073

         Accrued interest receivable                            1,647        1,647       1,606          1,606
                                                            ---------    ---------   ---------      ---------
           Total financial assets                           $ 451,639    $ 455,643   $ 391,605      $ 400,021
                                                            =========    =========   =========      =========
       FINANCIAL LIABILITIES
         Deposits                                           $ 358,643    $ 360,997   $ 319,168      $ 321,156
         Short-term borrowed funds                             29,440       29,440      20,808         20,808
         Long-term borrowed funds                              37,193       38,497      28,539         29,942
         Accrued interest payable                                 397          397         403            403
                                                            ---------    ---------   ---------      ---------
          Total financial liabilities                       $ 425,673    $ 429,331   $ 368,918      $ 372,309
                                                            =========    =========   =========      =========

NOTE 19.  SUBSEQUENT EVENT
      On January 2, 2004, the Board of Directors of Orrstown Financial Services, Inc. approved a 2-for-1 stock split payable February 10, 2004. Under this split, shareholders will receive one additional share of stock for each share owned.
                                      -17-

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the selected supplementary financial information presented in this report.


Summary

For the year ended December 31, 2003, Orrstown Financial Services, Inc. (the Corporation) and its wholly owned subsidiary Orrstown Bank (the Bank) recorded net income of $ 6,980,000, an increase of 18.0% over 2002 earnings of $ 5,915,000, which was a 16.2% increase over net income of $ 5,092,000 in 2001. Net income per share (EPS) has increased over this time period from $ 2.05 in 2001 to $ 2.36 in 2002 and $ 2.76 in 2003. The per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on September 15, 2001 and the 5% stock dividend paid to shareholders on May 30, 2003.

The Corporation's earnings performance continues to be well above peer group averages as measured by various ratio analyses. Two widely recognized performance indicators are the return on average assets (ROA) and the return on average equity (ROE). The return on average assets was 1.57% in 2003, 1.53% in 2002, and 1.50% in 2001. The return on average equity was 17.20% in 2001, 17.19% in 2002, and 17.24% in 2003. Peer averages for publicly traded community banks with $500 million in assets or less, have been approximately 0.90% for ROA and 10% for ROE during the past few years.


Net Interest Income

Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume and the mix of earning assets and interest bearing liabilities. Net interest income is still the primary source of commercial bank profits despite the continued industry wide push to build noninterest income streams.

For the year ended December 31, 2003, net interest income totaled $ 16,727,000, an increase of $ 1,539,000, or 10.1%, over 2002. The 2002 total was $ 15,188,000, or 14.2%, over 2001. On a taxable equivalent basis, net interest income increased by 9.5% in 2003 and 15.2% in 2002. Marginal tax rates used in the taxable equivalent equation were 34% for all three years presented.

The Corporation's taxable equivalent net interest spread was 3.88% in 2001, 4.06% in 2002, and 3.90% in 2003. The net interest margin, which factors in noninterest bearing funds sources, has moved from 4.38% to 4.43% to 4.20%, respectively. Average earning assets represented 94.0% of total average assets in 2003, 93.5% in 2002, and 92.9% in 2001 as growth in interest bearing assets has consistently outstripped growth in nonearning assets.

The historically low interest rate environment of 2002 continued into 2003. In June 2003, the Federal Reserve Board cut the federal funds rate 25 basis points. The prime lending rate followed suit, lowering from 4.25% to 4.00%, where it stood at December 31, 2003. Volume factors were responsible for the 9.5% growth in net interest income, on a tax equivalent basis, that was achieved during 2003. Interest earning assets grew 15.6%, or $ 56,370,000 during 2003, on an average daily basis and interest bearing liabilities grew 14.2%, or $ 43,722,000, on an average daily basis. Thus free funds were up by $ 12,648,000, but net interest spread declined to 3.90% from 4.06% and net interest margin declined from 4.43% to 4.20%. The growth of our interest earning assets enabled us to grow net interest income during a period of spread contraction throughout the entire industry. Our deposit mix, which is heavily laden with variable rate transaction accounts with discretionary pricing, enabled us to lower cost of funds and hold spreads at the aforementioned levels.

The Corporation's balance sheet is positioned to hold spreads in a flat or slightly falling interest rate environment but is well positioned for spread increases should there be a rising rate environment.
                                      -18-



ANALYSIS OF NET
INTEREST INCOME
Average Balances and Interest Rates
Taxable Equivalent
Basis

                                        2003                                 2002                               2001
                                         Tax          Tax                     Tax         Tax                    Tax        Tax
                        Average      Equivalent   Equivalent    Average    Equivalent  Equivalen  Average    Equivalent  Equivalent
(Dollars in Thousands)  Balance       Interest       Rate       Balance     Interest      Rate     Balance    Interest     Rate
ASSETS:
Interest Earning
Assets:
    Federal funds sold
      & interest bearing
      bank balances     $  14,678      $      158       1.08%   $ 16,830    $      277      1.65%  $ 16,291   $     500       3.07%
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
                                                                                                                      -
Investment securities:
    Taxable investment
      securities           63,972           2,381        3.72     54,643         2,891       5.29    51,056       3,270        6.40
Tax-exempt investment
      securities           24,509           2,022        8.25     24,853         2,076       8.35    15,891       1,363        8.58
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----

        Total investment
          securities       88,481           4,403        4.98     79,496         4,967       6.25    66,947       4,633        6.92
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
Loans:
    Taxable loans         310,311          19,444        6.27    261,114        18,473       7.07   229,815      19,117        8.32
    Tax-exempt loans        3,522             252        7.16      3,182           245       7.70     3,288         290        8.82
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
        Total Loans       313,833          19,696        6.28    264,296        18,718       7.08   233,103      19,407        8.33
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
        Total interest-
          earning         416,992          24,257        5.82    360,622        23,962       6.64   316,341      24,540        7.76
Non-Interest Earning
Assets:
    Cash and due
      from banks            9,580                                  8,853                              8,242
    Bank premises and
      equipment            10,505                                  9,427                              9,136
    Other assets           10,604                                 10,229                              9,542
    Less allowance for
      loan losses         (3,944)
                                                                   (3,366)                            (2,833)
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
        Total           $ 443,737                               $385,765                           $340,428
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
      LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest Bearing
Liabilities:
    Interest bearing
      demand deposits   $ 170,832      $    2,035        1.19   $136,500    $    2,202       1.61  $ 99,103     $ 2,455        2.48
    Savings deposits       26,602             140        0.53     23,558           201       0.85    20,787         301        1.45
    Time deposits          97,539           2,840        2.91     94,043         3,666       3.90   102,856       5,591        5.44
    Short term borrowings  23,294             243        1.04     24,057           398       1.65    24,275         909        3.74
    Long term              34,013           1,499        4.41     30,400         1,518       4.99    28,279       1,421        5.02
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
        Total interest
          bearing         352,280           6,757        1.92    308,558         7,985       2.59   275,300      10,677        3.88
  Non-Interest Bearing Liabilities:
    Demand deposits        47,416                                 39,688                             32,628
    Other                   3,550                                  3,111                              2,888
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
        Total             403,246                                351,357                            310,816
Liabilities
Shareholders' Equity       40,491                                 34,408                             29,612
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
        Total           $ 443,737                        1.62   $385,765                     2.21  $340,428                    3.38
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
Net interest income/net
    interest spread                    $   17,500       3.90%               $   15,977      4.06%            $  13,863       3.88%
                       ----------     -----------       -----  ---------   -----------      ----- ---------   ---------       -----
Net interest margin                                     4.20%                               4.43%                             4.38%
                                                        -----                               -----                             -----

                                      -19-
Noninterest Income and Expenses

Other income, excluding securities gains, increased $ 894,000, or 16.7% in 2003. Loan demand and growth was quite good during the year, thus increasing loan fees in general. The Bank's entry into the Federal Home Loan Bank of Pittsburgh's Mortgage Partnership Program, in May 2003, plus an abundance of residential mortgage refinancing opportunities during the year, allowed an increase of $ 238,000 in secondary mortgage market revenue in 2003 versus 2002. Continued balance sheet growth provided deposit service charge opportunities as well.
Fees from debit card usage, bounce protection and merchant accounts grew nicely during 2003. The growth in debit card activity outstripped the cutback in interchange fees that was suffered on August 1, 2003. The debit card area will require close analysis during 2004.

Other expenses rose $ 1,322,000, or 11.3% in 2003 due primarily to the Corporation's continued above average growth pattern. In addition, the Bank opened its twelfth full service branch during May 2003 in Chambersburg, Pennsylvania. This became the fourth branch in the Chambersburg Region, where the Bank has been gaining market share. Capital expenditure and additional personnel were required to open the new branch plus accommodate the Corporation's overall growth. Commission based employees in the loan and asset management areas had a productive year, adding to the growth in salaries and benefits. Despite the 11.3% increase in noninterest expenses, the Corporation was able to generate an efficiency ratio of 54.6% for 2003, following 54.5% for 2002 and 55.6% during 2001. The Corporation has consistently maintained an efficiency ratio below 60%, which is an enviable level for a community bank with assets under $ 500 million.

The table that follows provides additional information regarding noninterest income and noninterest expense changes over the past three years:


ANALYSES OF NONINTEREST INCOME AND EXPENSES
                                            Year Ended December 31                           % Change
(Dollars in Thousands)                        2003          2002         2001         2003-2002     2002-2001
OTHER INCOME:
  Service charges on deposit accounts         $  2,628       $  2,257    $ 1,890         16.4%         19.4%
  Loan service charges and fees                    848            485        445         74.8%          9.0%
  ATM fees                                         167            177        186         -5.6%         -4.8%
  Other service charges, commissions and fees      223            252        113        -11.5%        123.0%
  Trust  department income                       1,463          1,386      1,219          5.6%         13.7%
  Brokerage income                                 485            394        261         23.1%         51.0%
  Cash surrender value increases                   335            327        302          2.4%          8.3%
  Other operating income                            84             61         53         37.7%         15.1%
  Subtotal before securities transactions        6,233          5,339      4,469         16.7%         19.5%
                                             ---------      ---------   --------        ------        ------
  Securities gains (losses)                        199             21         11        847.6%         90.9%
                                             ---------      ---------   --------        ------        ------
  Total other income                          $  6,432       $  5,360    $ 4,480         20.0%         19.6%
                                             ---------      ---------   --------        ------        ------

OTHER EXPENSES:
  Salaries                                       4,456          4,035      3,506         10.4%         15.1%
  Employee benefits                              2,331          1,958      1,645         19.1%         19.0%
  Occupancy and equipment expenses               2,109          1,800      1,676         17.2%          7.4%
  Data processing expenses                         535            493        435          8.5%         13.3%
  ATM expenses                                     203            176        200         15.3%        -12.0%
  Telephone                                        230            265        249        -13.2%          6.4%
  Printing and supplies                            268            246        232          8.9%          6.0%
  Postage                                          191            189        174          1.1%          8.6%
  Directors fees                                   308            253        241         21.7%          5.0%
  Advertising                                      267            218        196         22.5%         11.2%
  Pennsylvania shares tax                          287            245        211         17.1%         16.1%
  Contributions                                    194            251         69        -22.7%        263.8%
  Other operating expenses                       1,631          1,559      1,413          4.6%         10.3%
                                             ---------      ---------   --------        ------        ------
  Total operating expenses                    $ 13,010       $ 11,688    $10,247         11.3%         14.1%
                                             ---------      ---------   --------        ------        ------
noninterest income as a % of
    noninterest expense                          49.4%          45.9%      43.7%

                                      -20-
Federal Income Taxes

The Corporation's effective federal income tax rate for 2003 was 27.7%, as compared to 27.3% in 2002 and 27.6% in 2001. Corporate income tax rates for 2004 are forecast to be similar but slightly above 2003 levels. The Corporation is firmly entrenched in the 34% bracket so all taxable income will be taxed at 34% in 2004.

Asset Quality and Credit Risk Analysis

The quality of the Corporation's asset structure continues to be strong. A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with the investments.

Credit Risk Analysis

The Bank follows generally conservative lending practices and continues to carry a high quality loan portfolio with no unusual or undue concentrations of credit. No loans are extended to nondomestic borrowers or governments, consistent with past practice and policy. Net charge-offs historically have been quite low, when compared to industry standards, and represented only .02% of average outstanding loans during 2003 and .03% of average 2002 loans. Nonperforming loans, as represented by nonaccrual and restructured items, were .45% and .54% of outstanding loans at December 31, 2003 and 2002, respectively. Loans 90 days or more past due and still accruing represented .68% and .51% of outstanding loans at December 31, 2003 and 2002, respectively.

Allowance for Loan Losses

Historically, the Corporation has had an enviable record regarding its control of loan losses, but lending is a banking service that inherently contains elements of risk. The Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. The provision for loan losses amounted to $ 491,000, $ 720,000, and $ 504,000 for 2003, 2002 and 2001, respectively. These provisions compared to net charge-offs of $ 64,000, $ 90,000 and $ 91,000 for 2003, 2002 and 2001, respectively. The allowance for loan losses was increased 11.4% during 2003 while loans increased 22.6%. The reserve at December 31, 2003 represented 1.21% of loans outstanding. Net charge-offs for 2003 represented only .02% of average loans outstanding.
The reserve at December 31, 2003 represented 65.0 years of coverage based upon 2003 net charge-offs and 3,201% of nonaccrual loans. In addition, approximately 50% of the allowance was unallocated under internal evaluation procedures as of December 31, 2003.



SUMMARY OF LOAN LOSS EXPERIENCE
                                            Year Ended December 31
(Dollars in Thousands)                        2003          2002         2001          2000          1999

Amount of loans outstanding at end of       $  345,054     $ 281,391    $  249,816     $ 209,181  $   180,691
period
                                            ----------     ---------    ----------     ---------  -----------
Daily average loans outstanding             $  313,833     $ 264,296    $  233,103     $ 192,902  $   169,458
                                            ----------     ---------    ----------     ---------  -----------
Balance of allowance for possible loan losses
  at beginning of period                    $    3,734     $   3,104    $    2,691     $   2,455  $     1,971
Loans charged off                                   81           101            98           129          128
Recoveries of loans previously charged              17            11             7             5           65
off
                                            ----------     ---------    ----------     ---------  -----------
Net loans charged off (recovered)                   64            90            91           124           63
Additions to allowance charged to                  491           720           504           360          547
expense
                                            ----------     ---------    ----------     ---------  -----------
Balance at end of period                    $    4,161     $   3,734    $    3,104     $   2,691  $     2,455
                                            ----------     ---------    ----------     ---------  -----------
Ratio of net charge-offs to
  average loans outstanding                      0.02%         0.03%         0.04%         0.06%        0.04%
                                            ----------     ---------    ----------     ---------  -----------
Ratio of reserve to gross loans
  outstanding at December 31                     1.21%         1.33%         1.24%         1.29%        1.36%
                                            ----------     ---------    ----------     ---------  -----------


                                      -21-

Risk Elements

Nonperforming assets are comprised of nonaccrual and restructured loans and other real estate owned (OREO) not including bank premises. OREO represents property acquired through foreclosure or settlements of loans and is carried at the lower of the principal amount of the loan outstanding at the time acquired or the estimated fair value of the property. The excess, if any, of the principal balance at the time acquired over the carrying amount is charged against the reserve for loan losses. The Bank's loan loss history has been much better than peer standards and analysis of the current credit risk position is favorable. The allowance for loan losses is ample given the current composition of the loan portfolio and adequately covers the credit risk management sees under present economic conditions. Management is prepared to make any reserve adjustments that may become necessary as economic conditions change.

NONPERFORMING ASSETS
                                                                                December 31
(Dollars in Thousands)                                        2003        2002      2001      2000      1999

Loans on nonaccrual (cash) basis                            $  130    $     85     $  56     $  12     $  64
Loans whose terms have been renegotiated to provide a
  reduction or deferral of interest or principal because of a
  deterioration in the financial position of the             1,410       1,428         0         0         0
borrower
OREO                                                           211         211       211         0         0
                                                            ------    --------     -----     -----     -----
Total nonperforming loans and OREO                          $1,751    $  1,724     $ 267     $  12     $  64
                                                            ------    --------     -----     -----     -----
Ratio of nonperforming assets to total loans
  and OREO                                                   0.51%       0.61%     0.11%     0.01%     0.04%
                                                            ------    --------     -----     -----     -----
Ratio of nonperforming assets to total assets                0.37%       0.42%     0.07%     0.00%     0.02%
                                                            ------    --------     -----     -----     -----
OTHER CREDIT RISK ELEMENTS:
Loans past due 90 or more days and still accruing           $2,743    $  1,446     $ 644     $ 814     $  97
                                                            ------    --------     -----     -----     -----
Ratio of other credit risk elements to total
  loans and OREO                                             0.79%       0.51%     0.26%     0.39%     0.05%
                                                            ------    --------     -----     -----     -----
Ratio of other credit risk elements to total assets          0.58%       0.35%     0.17%     0.26%     0.04%
                                                            ------    --------     -----     -----     -----
Total nonperforming and other risk assets                   $4,494    $  3,170     $ 911     $ 826     $ 161
                                                            ------    --------     -----     -----     -----
Ratio of total risk assets to total loans and OREO           1.30%       1.13%     0.36%     0.39%     0.09%
                                                            ------    --------     -----     -----     -----
Ratio of total risk assets to total assets                   0.95%       0.77%     0.24%     0.26%     0.06%
                                                            ------    --------     -----     -----     -----

Critical Accounting Estimates

The Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, grouping of like loans, grading of individual loan quality, review of specific problem loans, the examination of underlying collateral and current economic conditions that may affect the borrowers' ability to pay.

Future Impact of Recently Issued Accounting Standards

Financial Accounting Standards Board (FASB) Statement 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB 123, amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Management does not expect there to be a significant impact from this statement, since they have elected not to expense options under the fair value based method.

                                      -22-
Future Impact of Recently Issued Accounting Standards (Continued)

Financial Accounting Standards Board Statement 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued May of 2003 and is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Provisions of this statement are consistent with the Board's proposal to revise the definition of liabilities to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Management does not expect there to be a significant impact from this statement since the Corporation currently does not have any obligations requiring settlement by the issuance of its own shares of stock.

In December 2003, the Financial Accounting Standards Board released Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

  1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.
  2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
       a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights;
       b.   The obligation to absorb the expected losses of the entity;
       c.   The right to receive the expected residual returns of the entity.
  3. The equity investors have voting rights that are not proportionate to their economic interest, and the activities of the entity involve or are conducted on behalf of an investor with the disproportionately small voting interest.

Management does not expect this interpretation to have a significant impact on the Corporation's liquidity, capital resources or operations. The Corporation has investments in entities that will be guided by FIN 46 but none that appear to have the aforementioned characteristics.

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

The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. The goal is to maintain a predominantly matched position with very few planned mismatches. Rate spreads will be sacrificed at times in order to enable the overall rate sensitivity position to stay within the guidelines called for by asset/liability management policy. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. Investment and pricing decisions are made using both liquidity and sensitivity analyses as tools. The schedule that follows reflects the degree to which the Corporation can adjust its various portfolios to meet interest rate changes. Additionally, the Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity.



                                      -23-

Liquidity, Rate Sensitivity and Interest Rate Risk Analysis (Continued)

RATE SENSITIVITY ANALYSIS AT DECEMBER 31,
2003

                                      Interest Sensitivity Period
                                                After 3        After 6
                                 Within 3       Within 6      Within 12        After
(Dollars in Thousands)            Months         Months        Months         1 Year         Total
                                  ----------     ----------    ----------     ----------    ----------
RATE SENSITIVE ASSETS (RSA):
Loans                                159,625         11,387        19,878        154,164       345,054
Investment securities                 12,211          7,609        11,939         60,227        91,986
Other earning assets                   4,830              0             0              0         4,830
                                  ----------     ----------    ----------     ----------    ----------
    Total RSA                        176,666         18,996        31,817        214,391       441,870
                                  ----------     ----------    ----------     ----------    ----------
RATE SENSITIVE LIABILITIES
(RSL):
Interest bearing deposits             73,170         13,991        17,056        202,150       306,367
Short term borrowed funds             29,440              0             0              0        29,440
Long term borrowed funds               1,000              0             0         36,193        37,193
                                  ----------     ----------    ----------     ----------    ----------
    Total RSL                        103,610         13,991        17,056        238,343       373,000
                                  ----------     ----------    ----------     ----------    ----------
RATE SENSITIVITY GAP:
Period                                73,056          5,005        14,761       (23,952)        68,870
Cumulative                            73,056         78,061        92,822         68,870
GAP AS A PERCENT OF TOTAL
ASSETS:
Period                                15.47%          1.06%         3.12%
Cumulative                            15.47%         16.52%        19.65%
    RSA/RSL cumulative                  1.71           1.66          1.69

The asset biased, or positive, gap position indicates that earnings are naturally enhanced, or more easily maintained, in a rising rate environment. This indicates that the balance sheet is well positioned to react to anticipated rate increases during 2004 and positioned adequately to avoid material earnings damage if rates do not rise.

Capital Adequacy and Regulatory Matters

The Corporation maintains a strong capital base which provides adequate resources to absorb both normal and unusual risks inherent to the banking business. Internal capital generation, net income retained after the declaration of dividends, plus dividend reinvestment participation, have been the primary methods employed to increase capital accounts. Total shareholders' equity rose $ 4,873,000 during 2003, or an increase of 12.8% over 2002. This followed growth of 21.8% and 16.8% during 2002 and 2001, respectively. The 2003 increase would have been greater were it not for a $ 915,000 reduction in unrealized gain on securities. The increasing earnings stream during this period has allowed the Corporation to steadily increase cash dividends paid to shareholders. In 2003 cash dividends rose $ 403,000, or 23.4% over 2002 levels while net income rose 18.0% during the period. This followed a 22.1% increase in dividend payout for 2002 versus 2001. Dividends per share have moved from $ 0.568 to $ 0.686 to $ 0.841 for 2001 through 2003, respectively.

CAPITAL AND DIVIDEND RATIOS

(Dollars in Thousands)              2003          2002          2001
At December 31:
Shareholders' equity                $ 42,835      $ 37,962      $ 31,162
Equity / assets                        9.07%         9.25%         8.34%
For the Year:
Average equity / average               9.13%         8.92%         8.70%
assets
Dividend payout                       30.45%        29.12%        27.71%
Return on average equity              17.24%        17.19%        17.20%
Dividends paid                      $  2,126      $  1,723      $  1,411
                                                                           Regulatory
Regulatory Capital Measures:                                                Minimums
Tier I capital ratio                   12.2%         12.7%         12.3%      4.0%
Total (Tier I and Tier II)             13.4%         13.9%         13.6%      8.0%
capital ratio
Leverage ratio                          8.9%          8.8%          8.2%      4.0%

The maintenance of a strong capital base, above regulatory risk based minimums and industry averages, has been an integral part of the Corporation's operating philosophy. Management foresees no problem in maintaining capital ratios well in excess of regulatory requirements.

                                      -24-
Capital Adequacy and Regulatory Matters (Continued)

The Corporation and its banking subsidiary are subject to periodic examinations by the Federal Reserve Bank and the Pennsylvania Department of Banking. During 2003, four examinations were conducted at the parent and subsidiary levels. The examinations included, but were not limited to, capital adequacy, asset quality, liquidity provisions, sensitivity to market risk, asset/liability management, information technology activities, adherence to banking laws and regulations, risk assessment and management practices of both the Bank and the Holding Company, trust activities and transfer agent activities. No comments were received from regulatory agencies which, if implemented, would have a material effect on Orrstown Financial Services, Inc.'s liquidity, capital resources, or operations.

                                           Summary  of Quarterly Financial Data
The unaudited quarterly results of operations for the years ended December 31, are as follows:

                           2003                                              2002
                            Quarter Ended                                      Quarter Ended
(Dollars in Thousands)       March        June    September    December        March         June   September     December

Interest income            $ 5,700   $   5,884      $ 5,843   $   6,057      $ 5,605    $   5,727     $ 5,933      $ 5,908
Interest expense             1,702       1,716        1,667       1,672        2,062        2,034       2,037        1,852
                          --------   ---------      -------   ---------      -------    ---------     -------      -------
Net interest income          3,998       4,168        4,176       4,385        3,543        3,693       3,896        4,056
Provision for  loan            252          24           24         191          150          150         150          270
losses
                          --------   ---------      -------   ---------      -------    ---------     -------      -------
Net interest income
after
  provision for loan         3,746       4,144        4,152       4,194        3,393        3,543       3,746        3,786
losses
Securities gains               178                       23           5            1           17         (6)            9
(losses)                                   (7)
Other income                 1,395       1,591        1,679       1,568        1,177        1,392       1,344        1,426
Other expense                3,119       3,218        3,228       3,445        2,688        2,813       2,993        3,194
                          --------   ---------      -------   ---------      -------    ---------     -------      -------
Income before income
  taxes                      2,200       2,510        2,626       2,322        1,883        2,139       2,091        2,027
Applicable income taxes        656         693          891         438          549          642         509          525
                          --------   ---------      -------   ---------      -------    ---------     -------      -------
Net income                 $ 1,544   $   1,817      $ 1,735   $   1,884      $ 1,334    $   1,497     $ 1,582      $ 1,502
                          --------   ---------      -------   ---------      -------    ---------     -------      -------
PER COMMON SHARE DATA:
Net income                 $  0.61   $    0.72      $  0.69   $    0.74      $  0.53    $    0.60     $  0.63      $  0.60
Diluted net income         $  0.60   $    0.70      $  0.66   $    0.72      $  0.52    $    0.59     $  0.61      $  0.58
Dividends                    0.191       0.210        0.210       0.230        0.162        0.162       0.171        0.191
PERFORMANCE STATISTICS:
Return on average            1.52%       1.67%        1.50%       1.60%        1.49%        1.60%       1.58%        1.46%
assets
Return on average           16.15%      18.38%       16.70%      17.68%       16.93%       18.08%      17.81%       16.04%
equity
Average equity / avg.        9.41%       9.08%        8.96%       9.07%        8.82%        8.82%       8.88%        9.13%
assets

All per share amounts have been adjusted to give retroactive recognition to a 5% stock dividend effective May 30, 2003.

Selected Five -Year Financial
            Data

Orrstown Financial Services, Inc. and its Wholly-owned Subsidiaries

                                  Year Ended December 31
(Dollars in Thousands)             2003           2002           2001          2000         1999

Summary of Operations
Interest income                  $    23,484    $    23,173      $  23,978    $  21,758    $   18,324
Interest expense                       6,757          7,985         10,677       10,318         8,074
                                 -----------    -----------      ---------    ---------    ----------
Net interest income                   16,727         15,188         13,301       11,440        10,250
Provision for loan losses                491            720            504          360           547
                                 -----------    -----------      ---------    ---------    ----------
Net interest income after provision for
  loan losses                         16,236         14,468         12,797       11,080         9,703
Securities gains (losses)                199             21             11          114           423
Other operating income                 6,233          5,339          4,469        3,628         3,158
Other operating expenses              13,010         11,688         10,247        9,113         8,218
                                 -----------    -----------      ---------    ---------    ----------
Income before income taxes             9,658          8,140          7,030        5,709         5,066
Applicable income tax                  2,678          2,225          1,938        1,537         1,311
                                 -----------    -----------      ---------    ---------    ----------
    Net income                   $     6,980    $     5,915      $   5,092    $   4,172    $    3,755
                                 -----------    -----------      ---------    ---------    ----------

Per Common Share Data*
Income before taxes              $      3.82    $      3.24      $    2.83    $    2.32    $     2.07
Applicable income taxes                 1.06           0.89           0.78         0.63          0.54
Net income                              2.76           2.36           2.05         1.70          1.54
Diluted net income                      2.68           2.30           2.02         1.69          1.54
Cash dividend paid                     0.841          0.686          0.568        0.517         0.465
Book value at December 31              16.88          15.07          12.48        10.80          8.94
Average shares outstanding -       2,527,185      2,510,144      2,485,042    2,457,876     2,441,984
basic
Average shares outstanding -       2,607,769      2,566,681      2,518,041    2,469,732     2,441,984
diluted

Stock Price Statistics*
Close                            $     67.00    $     44.76      $   37.14    $   36.28    $    34.47
High                                   68.00          47.62          42.63        39.91         36.28
Low                                    44.76          36.71          33.33        33.79         22.78
Price earnings ratio at close           24.3           19.0           18.1         21.4          22.4
Price to book at close                   4.0            3.0            3.0          3.4           3.9

Year-End Balance Sheet Data
Total assets                     $   472,393    $   410,298      $ 373,728    $ 311,903    $  265,053
Total loans                          345,054        281,391        249,816      209,181       180,691
Total investment securities           91,986         92,374         70,125       72,053        61,964
Deposits - noninterest                52,276         42,704         39,881       31,716        25,264
bearing
Deposits - interest bearing          306,367        276,464        241,287      210,292       179,125
Total deposits                       358,643        319,168        281,168      242,008       204,389
Liabilities for borrowed              66,633         49,347         58,043       40,228        36,228
money
Total shareholders' equity            42,835         37,962         31,162       26,674        21,868
Trust assets under management
  market value                       294,000        231,000        221,000      206,000       182,000

Performance Statistics
Average equity/average assets           9.12%          8.92%          8.70%       8.38%         8.81%
Return on average equity               17.24%         17.19%         17.20%      17.42%        17.02%
Return on average assets                1.57%          1.53%          1.50%       1.46%         1.50%

*Per share amounts have been restated to reflect:
   The 5% stock dividend effective May 30, 2003
   The 5% stock dividend effective September 15, 2001
   The 7 1/2% stock dividend effective November 19, 1999

                     Market, Dividend & Investor Information


Market and Dividend Information

The common stock of Orrstown Financial Services, Inc. is traded in the over-the-counter market under the symbol ORRF. At the close of business December 31, 2003, there were approximately 2,338 shareholders of record, with a total of 2,537,011 shares outstanding. The table below sets forth the range of high and low quarterly sales prices and dividends declared per common share.

                                2003                         2002
                        Market Price  Quarterly      Market Price  Quarterly
                        High    Low   Divideed      High    Low    Dividend

First quarter          $48.57  $44.76  $0.191       $39.05  $36.71  $0.162
Second quarter         $58.00  $46.19  $0.210       $47.62  $37.38  $0.162
Third quarter          $67.50  $60.00  $0.210       $47.62  $41.90  $0.171
Fourth quarter         $68.00  $63.75  $0.230       $44.76  $43.81  $0.191
                                       $0.841                       $0.686

Investor Information

Annual Meeting

The annual meeting of Orrstown Financial Services, Inc. stockholders is scheduled for May 4, 2004 at 9:00 a.m. at Orrstown Bank, 77 East King Street, Shippensburg, PA 17257. All stockholders are cordially invited to attend.

Annual and Quarterly Reports

Copies of the annual and quarterly reports may be obtained at any office of Orrstown Bank, or by writing to Patricia A. Corwell, Vice President & Shareholder Relations Officer, Orrstown Bank, P.O. Box 250, Shippensburg, PA 17257.

Form 10-K

A copy of the corporation's Form 10-K, as filed with the Securities and Exchange Commission, may be obtained by writing to Orrstown Bank, P.O. Box 250, Shippensburg, PA 17257.

Transfer Agent

The transfer agent for Orrstown Financial Services, Inc. is Orrstown Bank, 77 East King Street, P.O. Box 250, Shippensburg, PA 17257.

Market Makers

E.E. Powell & Co., Inc.    Ryan Beck & Co., Inc.
1100 Gulf Tower            220 South Orange Avenue
Pittsburgh, PA 15219       Livingston, NJ 07039
(800) 289-7865             (800) 342-2325

Boenning & Scattergood, Inc.
Four Tower Bridge
200 Barr Harbor Drive, Suite 300
West Conshohocken, PA 19428
(800) 883-1212

Ferris, Baker Watts, Inc.  Janney Montgomery Scott, LLC
100 Light Street           1801 Market Street
Baltimore, MD 21202        10th Floor
(800) 436-2000             Philadelphia, PA 19103
                           (800) 526-6397

                                                             Exhibit 14
                        ORRSTOWN FINANCIAL SERVICES, INC.
                              CODE OF ETHICS POLICY
                          FOR SENIOR FINANCIAL OFFICERS


It is the policy of Orrstown Financial Services, Inc. (ORRF) that its employees, directors, and agents are held to the highest standards of honest and ethical conduct when conducting the affairs of the Corporation. Because the equity shares of ORRF are publicly traded, senior financial officers of ORRF are held to an especially high set of ethical standards, which are further described below. Senior financial officers of ORRF will not commit acts contrary to these standards of ethical conduct nor shall they condone the commission of such acts by others within the ORRF organization.

For purposes of this policy, a senior financial officer is defined as all Regulation O executive officers along with the Chief Executive Officer (CEO), Chief Financial Officer (CFO), Chief Accounting Officer (CAO), controller, or any person serving in an equivalent capacity regardless of whether or not they are designated as executive officers of the Corporation and/or Bank for Regulation O purposes.

General Standards of Ethical Behavior

Senior financial officers will:
  * Conduct their personal and professional affairs in a way that avoids both real and apparent conflicts of interest between their interests and the interests of the Corporation and subsidiaries.
  * Refrain from engaging in any activity that would compromise their professional ethics or otherwise prejudice their ability to carry out their duties to the Corporation and subsidiaries.
  * Communicate to executive management of the Corporation and to accountants engaged in financial audits of the Corporation and subsidiaries, all relevant unfavorable as well as favorable information and professional judgments or opinions.
  * Encourage open communication and full disclosure of financial information by providing a well understood process under which management is kept informed of financial information of importance, including any departures from sound policy, practice, and accounting norms.
  * Ensure that all relevant staff members understand the Corporation's open communication and full disclosure standards and processes.
  * Refrain from disclosing confidential information acquired in the course of their work except where authorized, unless legally obligated to do so.
  * Inform subordinates, as appropriate, regarding the confidentiality of information acquired in the course of their work and monitor, as needed, to ensure that subordinates maintain their confidentiality.
  * Refrain from using or appearing to use confidential information acquired in the course of their work for unethical or illegal advantage, either personally or indirectly through others.
Standards Regarding Financial Records and Reporting

Senior Financial Officers will:
  * Establish appropriate systems and procedures to ensure that business transactions are recorded on the Corporation's book in accordance with Generally Accepted Accounting Principals (GAAP), establishing Corporation policy, and appropriate regulatory pronouncements and guidelines.
  * Establish appropriate policies and procedures for the protection and retention of accounting records and information as required by applicable law, regulation, or regulatory guidelines.
  * Establish and administer financial accounting controls that are appropriate to ensure the integrity of the financial reporting process and the availability of timely, relevant information for the safe, sound, and profitable operation of the Corporation and subsidiaries.
  * Completely disclose all relevant information reasonably expected to be needed by the Corporation's and subsidiaries regulatory examiners and internal and external auditors for the full, complete, and successful discharge of their duties and responsibilities.


                                                             Exhibit 21


                         SUBSIDIARIES OF THE REGISTRANT

  1. Orrstown Bank, Orrstown, Pennsylvania; a state-chartered bank organized under Pennsylvania Banking Code of 1965.
  2. Pennbanks Insurance Company Cell P1 is a reinsurer of credit, life and disability insurance, which services customers of Orrstown Bank.








                                                           Exhibit 23.1


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Orrstown Financial Services, Inc.

          We consent to the incorporation by reference in to previously filed Registration Statements (Form S-4 No. 33-18888, Form S-3 No. 333-53405, Form S-8 No. 333-33714, Form S-8 No. 333-34504, and Form S-8 No. 333-33712) of Orrstown
Financial Services, Inc. of our report dated February 4, 2004, appearing in the 2003 annual report to shareholders incorporated by reference in this Form 10-K of Orrstown Financial Services, Inc. for the year ended December 31, 2003.

                              /S/ SMITH ELLIOTT KEARNS & COMPANY, LLC
                              --------------------------------------------------
                              SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
March 10, 2004





                                                          Exhibit 31.1
                                  CERTIFICATION

I, Kenneth R. Shoemaker, President and CEO, certify, that:

1. I have reviewed this annual report on Form 10-K of Orrstown Financial Services, Inc.

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

   (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


                                              By: /s/ Kenneth R. Shoemaker
                                                  ----------------------------
                                              Kenneth R. Shoemaker
                                              President and CEO
                                              (Principal Executive Officer)
                                              March 10, 2004



                                                           Exhibit 31.2
                                  CERTIFICATION

I, Bradley S. Everly, Sr. Vice President and CFO, certify, that:

1. I have reviewed this annual report on Form 10-K of Orrstown Financial Services, Inc.

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

   (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


                                              By: /s/ Bradley S. Everly
                                                  ----------------------------
                                              Bradley S. Everly
                                              Sr. Vice President and CFO
                                              (Principal Financial Officer)
                                              March 10, 2004




                                                            Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Kenneth R. Shoemaker, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the report.



                                   /s/  Kenneth R. Shoemaker
                                   ---------------------------------
                                   Kenneth R. Shoemaker
                                   President and Chief Executive Officer

Dated:                              March 10, 2004
        ----------------



                                                            Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Bradley S. Everly, Senior Vice President and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the report.



                                   /s/  Bradley S. Everly
                                   ----------------------------
                                   Bradley S. Everly
                                   Senor Vice President and
                                   Chief Financial Officer

Dated:                              March 10, 2004
        ----------------