Form 10-Q
period 2004-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2004-04-28
CIK 826154

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 2004             Commission file number   33-18888





                        ORRSTOWN FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)




Commonwealth of Pennsylvania                                     23-2530374
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)



77 East King Street                                                     17257
P.O. Box 250, Shippensburg, Pennsylvania                             (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:              (717) 532-6114



Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                            YES __X__                        NO ________

            Class                             Outstanding at April 26, 2004
(Common Stock, no par value )                             5,102,673











                                  Page 1 of 21
                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX







                                                                          Page
Part I - FINANCIAL INFORMATION


Item 1.  Financial statements (unaudited)
          Condensed consolidated balance sheets - March 31, 2004
              and December 31, 2003                                           4
          Condensed consolidated statements of income - Three months
              ended March 31, 2004 and 2003                                   5
          Condensed consolidated statements of comprehensive income -
              Three months ended March 31, 2004 and 2003                      6
          Condensed consolidated statements of cash flows - Three
              months ended March 31, 2004 and 2003                            7
          Notes to condensed consolidated financial statements            8 - 9


Item 2.  Management's discussion and analysis of financial
              condition and results of operations                       10 - 13




PART II - OTHER INFORMATION


          Other Information                                                  15
          Signatures                                                         16
          Exhibits                                                      17 - 21























                                  Page 2 of 21










                         PART I - FINANCIAL INFORMATION


















































                                  Page 3 of 21
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            (Unaudited)   (Audited) *
                                                             March 31,    December 31,
(Dollars in Thousands)                                         2004           2003
ASSETS
    Cash and due from banks                                   $   8,820      $  12,283
    Interest bearing deposits with banks                            354          1,001
    Federal funds sold                                           10,478          3,829
    Securities available for sale                                77,850         89,074
    Federal Home Loan Bank, Federal Reserve and Atlantic
    Central
      Bankers Bank Stock, at cost which approximates              3,205          2,912
    market value

    Loans                                                       359,165        345,054
    Allowance for loan losses                                   (4,327)        (4,161)
                                                              ---------      ---------
    Net Loans                                                   354,838        340,893

    Premises and equipment, net                                  11,435         11,168
    Accrued interest receivable                                   1,608          1,647
    Cash surrender value of life insurance                        7,302          7,234
    Other assets                                                  2,504          2,352
                                                              ---------      ---------
Total assets                                                  $ 478,394      $ 472,393
                                                              =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits:
        Non-interest bearing                                  $  52,982      $  52,276
        Interest bearing                                        317,331        306,367
                                                              ---------      ---------
    Total deposits                                              370,313        358,643

    Federal funds purchased and other short term borrowed        22,810         29,440
    funds
    Other borrowed funds                                         36,031         37,193
    Accrued interest payable                                        229            226
    Other liabilities                                             4,163          4,056
                                                              ---------      ---------
Total liabilities                                               433,546        429,558
                                                              ---------      ---------
    Common stock, no par value - $ .05205 stated value per
    share
        10,000,000 shares authorized with 5,097,248 shares
    issued
         at March 31, 2003 and $.1041 stated value per
    share with
         2,537,011 shares issued at December 31, 2003               265            264
    Additional paid - in capital                                 33,445         32,928
    Retained earnings                                             9,703          8,509
    Accumulated other comprehensive income                        1,435          1,134
                                                              ---------      ---------
Total shareholders' equity                                       44,848         42,835
                                                              ---------      ---------
Total liabilities and shareholders' equity                    $ 478,394      $ 472,393
                                                              =========      =========
*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                                  Page 4 of 21
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    Three Months Ended
                                                    March          March
(Dollars in Thousands)                              2004           2003
INTEREST INCOME
    Interest and fees on loans                       $  5,202      $  4,636
    Interest on federal funds sold                          4            21
    Interest and dividends on investment                  919         1,039
    securities
    Interest income on deposits with banks                  2             4
                                                     --------      --------
Total interest income                                   6,127         5,700
                                                     --------      --------
INTEREST EXPENSE
    Interest on deposits                                1,215         1,295
    Interest on borrowed money                            446           407
                                                     --------      --------
Total interest expense                                  1,661         1,702
                                                     --------      --------
Net interest income                                     4,466         3,998
    Provision for loan losses                             150           252
                                                     --------      --------
Net interest income after provision for loan
losses                                                  4,316         3,746
                                                     --------      --------
OTHER INCOME
    Service charges on deposits                           681           610
    Other service charges                                 210           254
    Trust department income                               456           319
    Brokerage income                                       96           111
    Other income                                          107           101
    Securities gains / (losses)                            67           178
                                                     --------      --------
Total other income                                      1,617         1,573
                                                     --------      --------
OTHER EXPENSES
    Salaries and employee benefits                      1,910         1,676
    Net occupancy and equipment expenses                  573           506
    Other operating expenses                              914           937
                                                     --------      --------
Total other expense                                     3,397         3,119
                                                     --------      --------
Income before income tax                                2,536         2,200
    Income tax expenses                                   730           656
                                                     --------      --------
Net income                                           $  1,806      $  1,544
                                                     ========      ========
PER SHARE DATA
Earnings per share
    Basic earnings per share                        $    0.35     $    0.31
    Weighted average number of shares               5,088,942     5,042,224
    outstanding

    Diluted earnings per share                      $    0.34     $    0.30
    Weighted average number of shares               5,260,132     5,176,950
    outstanding

Dividends per share                                 $    0.12     $  0.0955

The accompanying notes are an integral part of these condensed financial statements.
                                  Page 5 of 21
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)





                                                Three Months Ended
                                               March           March
(Dollars in Thousands)                         2004             2003

COMPREHENSIVE INCOME
    Net Income                                $  1,806         $  1,544

    Other comprehensive income, net of tax
    Unrealized gain (loss) on investment           301        (     574)
    securities available for sale
                                              --------         --------
Comprehensive Income                          $  2,107         $    970
                                              ========         ========
































The accompanying notes are an integral part of these condensed financial statements.

                                  Page 6 of 21
ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Three Months Ended
                                                           March           March
(Dollars in Thousands)                                     2004             2003

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                             $ 1,806       $   1,544
    Adjustments to reconcile net income to net cash
    provided by
      operating activities:
        Depreciation and amortization                          253              222
        Provision for loan losses                              150              252
        Other, net                                            (215)             (26)
                                                         ---------        ---------
Net cash provided by operating activities                    1,994            1,992
                                                         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest bearing                647             (233)
    deposits with banks
    Purchases of available for sale securities               (259)          (12,369)
    Sales and maturities of available for sale              11,928           18,279
    securities
    Net (purchases) of FHLB Stock                             (293)            (650)
    Net (increase) in loans                                (14,095)         (18,314)
    Purchases of bank premises and equipment                  (520)            (511)
                                                         ---------        ---------
Net cash (used) by investing activities                     (2,592)         (13,798)
                                                         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                11,670           18,180
    Cash dividends paid                                       (612)            (480)
    Proceeds from sale of stock                                518              176
    Cash paid in lieu of fractional shares                       -                -
    Net (decrease) in short term purchased funds           (6,630)             (870)
    Proceeds in long term debt                                   -                -
    Payments on long term debt                              (1,162)               -
                                                         ---------        ---------
Net cash provided by financing activities                    3,784           17,006
                                                         ---------        ---------
Net increase in cash and cash equivalents                    3,186            5,200
Cash and cash equivalents at beginning of period            16,112           18,873
                                                         ---------        ---------
Cash and cash equivalents at end of period               $  19,298        $  24,073
                                                            19,298
                                                         =========        =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                         $   1,658         $  1,703
        Income Taxes                                             0                 0


Supplemental schedule of noncash investing and
financing activities:
    Unrealized gain (loss) on investments available
    for sale (net of
      deferred taxes of $155 and $296 at March 31,
    2004 and 2003,
      respectively)                                            301             (574)


The accompanying notes are an integral part of these condensed financial statements.


                                  Page 7 of 21
                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)


Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.


Note 1:  Basis of Presentation

The financial information presented at and for the three months ended March 31, 2004 and 2003 is unaudited. Information presented at December 31, 2003 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Orrstown Financial Services, Inc. (the Corporation) and its wholly-owned subsidiaries, Orrstown Bank (the Bank) and Pennbanks Insurance Company Cell P1. All significant intercompany transactions and accounts have been eliminated.


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


Stock-Based Compensation
The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation's employees and directors. The Corporation accounts for its stock option plans based on the intrinsic-value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, under which no compensation cost has been recognized for any of the periods presented. The options have exercise prices equal to the market value of the underlying common stock on the dates of grant. If grants are made during a reporting period the proforma effect on net income and earnings per share are disclosed via footnote as if the Corporation had applied the fair value recognition provisions of FASB 123, "Accounting for Stock-Based Compensation", to stock-based employee and/or director compensation. No grants were made during the periods presented herein.





                                  Page 8 of 21

Investment Securities
Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Corporation has the ability at the time of purchase to hold securities until maturity, they are classified as securities held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time, and not intended to be held to maturity, are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.

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

The Corporation has classified all investments securities as "available for sale". At March 31, 2004 fair value exceeded amortized cost by $2,175,000. In shareholders' equity, the balance of accumulated other comprehensive income increased to $1,435,000 compared to December 31, 2003, after recognizing the tax effects of the unrealized gains. At December 31, 2003, fair value exceeded amortized cost by $1,719,000 decreasing accumulated other comprehensive income to $1,134,000 after recognizing the tax effects of the unrealized gains.


Note 3:  Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the Bank does not anticipate any losses as a result of these transactions.


Note 4:  Changes in Common Stock

On January 2, 2004 the Board of Directors of Orrstown Financial Services, Inc. approved a 2-for-1 stock split paid on February 10, 2004 to shareholders of record on January 16, 2004. Under this split, shareholders received one additional share of common stock for each share owned at the close of business on January 16, 2004. All per share amounts have been adjusted to give retroactive recognition to the 2-for-1 stock split and the 5% stock dividend paid to shareholders on May 30, 2003.


Note 5:  Subsequent Event

On May 4, 2004, at the Annual Meeting of Shareholders of Orrstown Financial Services, Inc., there will be a vote by shareholders of record as of March 25, 2004, to approve an amendment to the Articles of Incorporation to increase the number of authorized share of the Corporation's common stock from 10 million to 50 million shares.


















                                  Page 9 of 21
Item 2.
                        ORRSTOWN FINANCIAL SERVICES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Summary

Orrstown Financial Services, Inc. recorded net income of $1,806,000 for the first quarter of 2004 compared to $1,544,000 for the same period in 2003, representing an increase of $262,000 or 17.0%. Basic earnings per share was $0.35 in the recent quarter up $0.04 from the $0.31 earned during the first three months of 2003. Diluted earnings per share for the same period was $0.34 and $0.30 respectively. All per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on May 30, 2003, and the 2-for-1 common stock split paid to shareholders on February 10, 2004.

The following statistics compare 2004's first quarter performance to that of 2003:


                                         Three Months
                                             Ended
                                       March      March
                                        2004      2003
Return on average assets                1.54%      1.52%
Return on average equity               16.47%     16.15%
Average equity / Average assets         9.37%      9.41%

A more detailed discussion of the elements having the greatest impact on net income follows.


Net Interest Income

Net interest income for the first quarter of 2004 was $4,466,000 representing a growth of $468,000, or 11.7% over the $3,998,000 realized during the same quarter last year. All net interest income growth was due to volume increases. Even though the interest spread decreased from 4.01% in the first three months of 2003 to 3.86% during the first quarter of 2004, interest income grew by $427,000 while interest expense declined by $41,000. The interest margin tightened from 4.32% in the first quarter 2003 to 4.16% during the similar 2004 period. Growth in interest earning assets was primarily due to continued strong loan demand, led by an average daily balance increase of $40,740,000 in commercial loans for the first quarter 2004 compared to the first quarter 2003. Consumer loans grew $12,328,000 and mortgage loans increased $10,296,000 during the same period. The decline of $11,224,000 in securities available for sale from December 31, 2003 to March 31, 2004 increased liquidity and enabled the funding of loans in the first quarter of 2004. Average daily balances of deposits were up $38,646,000, or 12.1% over first quarter 2003 levels, with non-interest deposit balances growing $10,358,000 over the first three months last year.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

(Dollars in Thousands)                  Three Months Ended
                                  March 2004           March 2003
                               Avg        Rates     Avg        Rates
                               Balance              Balance

Interest earning assets          443,126   5.66%      387,364  6.10%
Interest bearing liabilities     372,075   1.80%      329,705  2.09%
Free Funds                        71,051               57,659

Net interest income                4,466                3,998
Net interest spread                        3.86%               4.01%
Net interest margin                        4.16%               4.32%

Free funds ratio                          16.03%               14.88

                                  Page 10 of 21


Non-Interest Income and Expense

The following compares three months ended March 31, 2004 to three months ended March 31, 2003:

Other income, excluding securities gains, increased $155,000, or 11.1%, from $1,395,000 during the first quarter of 2003 to $1,550,000 during the first quarter of 2004. Fees from service charges on deposit accounts increased $71,000 or 11.6% over the prior years first quarter. Bounce protection fees and merchant account fees were the primary contributors there. Other service charges decreased by $44,000 for the same time frame. Loan fees decreased over all, although the fees from secondary market mortgage program brought in $36,000 for the quarter ended March 31, 2004. The secondary market mortgage program started in June of 2003, therefore there were no related fees in the first quarter 2003. Other loan fees decreased by $45,000, while ATM fees were up $14,000 and insurance fees decreased by $46,000. In other income, asset management fees increased by $137,000 and securities gains decreased by $111,000.

Other expenses rose from $3,119,000 during the first quarter 2003 to $3,397,000 during 2004's first quarter, an increase of only $278,000, or 8.9%. The $234,000 increase in salaries and benefits was the largest contributor to increased expenses with annual salary increases and the addition of new employees due to company growth. Occupancy and equipment expense rose 13.2% over the prior year due, somewhat, to the addition of our twelfth branch that opened in June of 2003. The Bank is now looking forward to the opening of it's thirteenth branch in the Carlisle region during the second quarter of 2004. All other operating expenses decreased by $23,000 which is reflected in our low overhead efficiency ratio of 54.66% for the first three months of 2004.


Income Tax Expense

Income tax expense increased $74,000, or 11.3%, during the first quarter of 2004 versus the first quarter of 2003. Tax exempt income has become a slightly smaller part of the revenue steam. Effective income tax rates were as follows:


                               Three Months
                                   Ended
                              March     March
                              2004      2003
Effective income tax rate     28.8%     29.8%

The marginal federal income tax bracket is 34% for all periods presented.


Provision and Allowance for Loan Losses

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)                             Three Months
                                                       Ended
                                                  March     March
                                                  2004      2003

Balance at beginning of period                   $ 4,161   $ 3,734
Recoveries of loans previously charged off            21        10
Additions to allowance charged to expense            150       252
                                                 -------   -------
    Total                                          4,332     3,996
Loans charged off                                      5        17
                                                 -------   -------
Balance at end of period                         $ 4,327   $ 3,979
                                                 =======   =======

In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses was approximately 56% at March 31, 2004.


                                  Page 11 of 21
Nonperforming Assets / Risk Elements
Nonperforming assets at March 31, are as follows:

(Dollars in Thousands)                                    2004         2003
Loans on nonaccrual (cash) basis
  Loans secured by real estate                           $   102      $    68
  Installment loans                                            -           18
  Commercial loans                                             -            -
  Credit card                                                  -            -
                                                         -------      -------
    Total nonaccrual loans                               $   102      $    86
Loans whose terms have been renegotiated
  Loans secured by real estate                             1,402        1,420
  Installment loans                                            -            -
  Commercial loans                                             -            -
  Credit card                                                  -            -
                                                         -------      -------
    Total renegotiated loans                               1,402        1,420
                                                         -------      -------
    OREO                                                     211          211
                                                         -------      -------
Total nonperforming loans and OREO                       $ 1,715      $ 1,717
                                                         =======      =======
Ratio of nonperforming assets to total loans and OREO      0.48%        0.57%
Ratio of nonperforming assets to total assets              0.36%        0.40%

Loans past due 90 or more days and still accruing
  Loans secured by real estate                           $ 2,171      $ 1,345
  Installment loans                                           39            0
  Commercial loans                                            12          193
  Credit card                                                  0            0
                                                         -------      -------
    Total loans 90 or more days past due                 $ 2,222      $ 1,538
                                                         =======      =======
Ratio of loans 90 or more days past due to total loans
and OREO                                                   0.62%        0.51%
Ratio of loans 90 or more days past due to total assets    0.46%        0.36%
                                                         -------      -------
Total nonperforming and other risk assets                $ 3,937      $ 3,255
                                                         =======      =======
Ratio of total risk assets to total loans and OREO         1.10%        1.09%
Ratio of total risk assets to total assets                 0.82%        0.76%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.


Capital Resources and Balance Sheet Fluctuations
Orrstown Financial Services, Inc.'s is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.'s capital ratios to regulatory minimum requirements at March 31, 2004 are as follows:

                                                       Orrstown                    Regulatory
                                                      Financial     Regulatory  Well Capitalized
                                                      Services,      Minimums       Minimums
                                                         Inc.

Leverage Ratio                                          9.20%           4%             5%
Risk Based Capital Ratios:
    Tier I Capital Ratio                                12.36%          4%             6%
    Total (Tier I & II) Capital Ratio (core capital
      plus allowance for loan losses)                   13.60%          8%             10%

The growth experienced during 2004 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment and ESOP plans. Dividend reinvestment plan participants have added $216,000 to equity as of March 31, 2004. Also during the first quarter of 2004 there were numerous Employee Stock Options exercised, increasing capital by $302,000, thus decreasing diluted shares. Equity represented 9.37% of assets at March 31, 2004 which is up from 9.07% at December 31, 2003 mainly due to the retaining of first quarter 2004 earnings.


All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2004 or single day fluctuations.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources or operations.


Sarbanes-Oxley Act 2003 Requirements

On July 30, 2003, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act)was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that files reports under the Securities Exchange Act of 1934 (the Exchange Act). In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the Securities and Exchange Commission (the SEC). Because the Corporation's common stock is registered with the SEC, it is currently subject to the Sarbanes-Oxley Act.

The Corporation anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, but does not expect that such compliance will have a material impact on the Corporation or the Banks' results of operations or financial condition.

The Board of Directors revised the Audit Committee Charter in 2003 in order to bring it into conformity with requirements specified in the Sarbanes-Oxley Act and related SEC regulations. The Corporation's audit committee held its regularly scheduled meeting during the first quarter 2004. The audit committee consists of four outside directors with varied business and financial expertise.


Controls and Procedures

(a) Evaluation of disclosure controls and procedures:
The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on such evaluation, such officers have concluded that , as of March 31, 2004, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

(b) Changes in internal controls:
There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2004.

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








                                  Page 15 of 21
                                   SIGNATURES


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






                                    /s/ Kenneth R. Shoemaker
                                    ------------------------------------------
                                       (Kenneth R. Shoemaker, President & CEO)
                                       (Duly Authorized Officer)




                                    /s/ Bradley S. Everly
                                    ------------------------------------------
                                       (Bradley S. Everly, Senior Vice
                                        President & CFO)
                                       (Chief Financial Officer)



                                    /s/ Robert B. Russell
                                    ------------------------------------------
                                       (Robert B. Russell, Controller)
                                       (Chief Accounting Officer)


Date    April 26, 2004
        --------------




























                                  Page 16 of 21
                                                                    Exhibit 31.1
                                  CERTIFICATION


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


                                        By: /s/ Kenneth R. Shoemaker
                                            --------------------------
                                        Kenneth R. Shoemaker
                                        President and CEO
                                        (Principal Executive Officer)
                                        April 26, 2004












                                  Page 17 of 21
                                                                    Exhibit 31.2
                                  CERTIFICATION


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


                                        By: /s/ Bradley S. Everly
                                            --------------------------
                                        Bradley S. Everly
                                        Sr. Vice President and CFO
                                        (Principal Financial Officer)
                                        April 26, 2004












                                  Page 18 of 21
                                                                    EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Kenneth R. Shoemaker, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



                                        /s/ Kenneth R. Shoemaker
                                            --------------------------
                                        Kenneth R. Shoemaker
                                        Chief Executive Officer
                                        April 26, 2004


































                                  Page 19 of 21
                                                                    EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Bradley S. Everly, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



                                        /s/  Bradley S. Everly
                                            --------------------------
                                        Bradley S. Everly
                                        Chief Financial Officer
                                        April 26, 2004

































                                  Page 20 of 21
                                                                      EXHIBIT 99


                         INDEPENDENT ACCOUNTANT'S REPORT




Board of Directors
Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania


    We have reviewed the accompanying consolidated balance sheet of Orrstown Financial Services, Inc. and it's subsidiaries as of March 31, 2004 and the related consolidated statements of income for the three months ended March 31, 2004 and 2003 and consolidated statements of comprehensive income for the three months ended March 31, 2004 and 2003 and consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Corporation's management.


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




                                   /s/   Smith Elliott Kearns & Company, LLC
                                         ---------------------------------------
                                         SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
April 26, 2004




















                                  Page 21 of 21