Form 10-Q
period 2004-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2004-08-05
CIK 826154

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended   June 30, 2004    Commission file number:  33-18888



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

                            YES [X]       NO   [   ]


           Class                            Outstanding at July 26, 2004
(Common Stock, no par value )                    5,112,291





                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX



                                                                    Page
Part I - FINANCIAL INFORMATION


Item 1.  Financial statements (unaudited)
           Condensed consolidated balance sheets - June 30, 2004
                 and December 31, 2003                                 4
           Condensed consolidated statements of income - Three months
                 ended June 30, 2004 and 2003                          5
           Condensed consolidated statements of income - Six months
                 ended June 30, 2004 and 2003                          6
           Condensed consolidated statements of comprehensive income -
                 Three months and six months ended June 30, 2004
                 and 2003                                              7
           Condensed consolidated statements of cash flows - Six months
                 ended June 30, 2004 and 2003                          8
           Notes to condensed consolidated financial statements        9 - 11


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                         12 - 16




PART II - OTHER INFORMATION


           Other Information                                           18
           Signatures                                                  19
           Exhibits                                                    20 - 24

                         PART I - FINANCIAL INFORMATION




PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                             (Unaudited)  (Audited)*
                                                              June 30,    December 31,
(Dollars in Thousands)                                          2004        2003

ASSETS
    Cash and due from banks                                  $    9,214  $   12,283
    Interest bearing deposits with banks                            601       1,001
    Federal funds sold                                           12,308       3,829
    Securities available for sale                                75,766      89,074
    Federal Home Loan Bank, Federal Reserve and Atlantic Central
      Bankers Bank Stock, at cost which approximates market
      value                                                       2,739       2,912

    Loans                                                       372,533     345,054
    Allowance for loan losses                                    (4,352)    (4,161)
                                                             ----------  ----------
    Net Loans                                                   368,181     340,893

    Premises and equipment, net                                  11,786      11,168
    Accrued Interest receivable                                   1,656       1,647
    Cash value-life insurance                                     7,370       7,234
    Other assets                                                  2,415       2,352
                                                             ----------  ----------
Total assets                                                 $  492,036  $  472,393
                                                             ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits:
        Non-interest bearing                                 $   56,273  $   52,276
        Interest bearing                                        332,047     306,367
                                                             ----------  ----------
    Total deposits                                              388,320     358,643

    Federal funds purchased and other short term borrowed
      funds                                                      18,522      29,440
    Long term borrowed funds                                     35,869      37,193
    Accrued interest payable                                        231         226
    Other liabilities                                             3,562       4,056
                                                             ----------  ----------
Total liabilities                                               446,504     429,558
                                                             ----------  ----------

    Common stock, no par value - $ .05205 stated value per share
        10,000,000 shares authorized with 5,106,923 shares issued
        at June 30, 2004 and $ .1041 stated value per share with
        2,537,011 shares issued at December 31, 2003                266         264
    Additional paid - in capital                                 33,767      32,928
    Retained earnings                                            10,985       8,509
    Accumulated other comprehensive income                          514       1,134
                                                             ----------  ----------
Total stockholders' equity                                       45,532      42,835
                                                             ----------  ----------
Total liabilities and stockholders' equity                   $  492,036  $  472,393
                                                             ==========  ==========
*  Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended
                                                       June          June
(Dollars in Thousands)                                 2004          2003

INTEREST INCOME
    Interest and fees on loans                      $     5,437   $     4,926
    Interest on federal funds sold                           36            38
    Interest and dividends on investment securities         808           915
    Interest income on deposits with banks                    1             5
                                                    -----------   -----------
Total interest income                                     6,282         5,884
                                                    -----------   -----------
INTEREST EXPENSE
    Interest on deposits                                  1,266         1,299
    Interest on borrowed money                              417           417
                                                    -----------   -----------
Total interest expense                                    1,683         1,716
                                                    -----------   -----------
Net interest income                                       4,599         4,168
    Provision for loan losses                                30            24
                                                    -----------   -----------
Net interest income after provision for loan losses       4,569         4,144
                                                    -----------   -----------
OTHER INCOME
    Service charges on deposits                             769           666
    Other service charges                                   305           315
    Trust department income                                 458           375
    Brokerage income                                        121           139
    Other income                                             43            96
    Securities gains / (losses)                              48           (7)
                                                    -----------   -----------
Total other income                                        1,744         1,584
                                                    -----------   -----------
OTHER EXPENSES
    Salaries and employee benefits                        1,893         1,626
    Net occupancy and equipment expenses                    612           522
    Other operating expenses                              1,191         1,070
                                                    -----------   -----------
Total other expense                                       3,696         3,218
                                                    -----------   -----------
Income before income tax                                  2,617         2,510
    Income tax expenses                                     726           693
                                                    -----------   -----------
Net income                                          $     1,891   $     1,817
                                                    ===========   ===========
PER SHARE DATA
Earnings per share
    Basic earnings per share                        $      0.37   $      0.36
    Weighted average number of shares outstanding     5,103,395     5,050,278

    Diluted earnings per share                      $      0.36   $      0.35
    Weighted average number of shares outstanding     5,272,266     5,191,977

Dividends per share                                 $      0.12   $     0.105
The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                        ?
                                                             Six Months Ended
                                                           June           June
(Dollars in Thousands)                                     2004           2003

INTEREST INCOME
    Interest and fees on loans                            $   10,639     $    9,562
    Interest on federal funds sold                                40             59
    Interest and dividends on investment securities            1,727          1,954
    Interest income on deposits with banks                         3              9
                                                          ----------     ----------
Total interest income                                         12,409         11,584
                                                          ----------     ----------
INTEREST EXPENSE
    Interest on deposits                                       2,481          2,594
    Interest on borrowed money                                   863            824
                                                          ----------     ----------
Total interest expense                                         3,344          3,418
                                                          ----------     ----------
Net interest income                                            9,065          8,166
    Provision for loan losses                                    180            276
                                                          ----------     ----------
Net interest income after provision for loan losses            8,885          7,890
                                                          ----------     ----------
OTHER INCOME
    Service charges on deposits                                1,450          1,276
    Other service charges                                        515            569
    Trust department income                                      914            694
    Brokerage income                                             217            250
    Other income                                                 150            197
    Securities gains / (losses)                                  115            171
                                                          ----------     ----------
Total other income                                             3,361          3,157
                                                          ----------     ----------
OTHER EXPENSES
    Salaries and employee benefits                             3,803          3,302
    Net occupancy and equipment expenses                       1,185          1,028
    Other operating expenses                                   2,105          2,007
                                                          ----------     ----------
Total other expense                                            7,093          6,337
                                                          ----------     ----------
Income before income tax                                       5,153          4,710
    Income tax expenses                                        1,456          1,349
                                                          ----------     ----------
Net income                                                $    3,697     $    3,361
                                                          ==========     ==========
PER SHARE DATA
Earnings per share
    Basic earnings per share                              $     0.72     $     0.67
    Weighted average number of shares outstanding          5,096,169      5,046,273

    Diluted earnings per share                            $     0.70     $     0.65
    Weighted average number of shares outstanding          5,266,199      5,184,505

Dividends per share                                       $     0.24     $   0.2005

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                      Three Months Ended
                                                                   June                June
(Dollars in Thousands)                                             2004                2003

COMPREHENSIVE INCOME
    Net Income                                                     $    1,891         $    1,817

    Other comprehensive income, net of tax
    Unrealized gain (loss) on investment securities
    available for sale                                                   (921)               242

                                                                   ----------         ----------
Comprehensive Income                                               $      970         $    2,059
                                                                   ==========         ==========






                                                                       Six Months Ended
                                                                         June               June
(Dollars in Thousands)                                                   2004               2003

COMPREHENSIVE INCOME
    Net Income                                                     $    3,697         $    3,361

    Other comprehensive income, net of tax
    Unrealized gain (loss) on investment securities                      (620)             (332)
    available for sale

                                                                   ----------         ----------
Comprehensive Income                                               $    3,077         $    3,029
                                                                   ==========         ==========












The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Six Months Ended
                                                                  June               June
(Dollars in Thousands)                                            2004               2003

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $  3,697           $  3,361
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                  519                448
        Provision for loan losses                                      180                276
        Other, net                                                    (353)              (379)
                                                                  --------           --------
Net cash provided by operating activities                            4,043              3,706
                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest bearing deposits               400               (218)
    with banks
    Purchases of available for sale securities                      (4,290)           (23,625)
    Sales and maturities of available for sale securities           16,638             26,172
    Net (purchases) redemption of FHLB Stock                           173               (338)
    Net (increase) in loans                                        (27,468)          (32,649)
    Purchases of bank premises and equipment                        (1,137)           (1,111)
                                                                  --------           --------
Net cash provided (used) by investing activities                   (15,684)           31,769)
                                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                        29,677             24,795
    Cash dividends paid                                             (1,225)           (1,011)
    Proceeds from sale of stock                                        841                380
    Cash paid in lieu of fractional shares                               0                (22)
    Net increase (decrease) in short term purchased funds          (10,918)             3,502
    Proceeds of long term debt issuance                                  0             10,000
    Payments and maturities on long term debt                       (1,324)            (1,053)
                                                                  --------           --------
Net cash provided by financing activities                           17,051             36,591
                                                                  --------           --------
Net increase (decrease) in cash and cash equivalents                 5,410              8,528
Cash and cash equivalents at beginning of period                    16,112             18,873
                                                                  --------           --------
Cash and cash equivalents at end of period                       $  21,522          $  27,401
                                                                 =========          =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                  $  3,339          $   3,447
        Income Taxes                                                 1,575              1,450

Supplemental schedule of noncash investing and financing
activities:
    Unrealized gain (loss) on investments available for sale
    (net of deferred taxes of ($ 319) and ($ 171) at June 30, 2004
    and 2003, respectively)                                           (620)             (332)

The accompanying notes are an integral part of these condensed financial statements.

                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


Review of Interim Financial Statements

       The condensed consolidated financial statements as of and for the three months ended and six months ended June 30, 2004 and 2003 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.

Note 1: Basis of Presentation

       The financial information presented at and for the three months ended and six months ended June 30, 2004 and 2003 is unaudited. Information presented at December 31, 2003 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

       Stock-Based Compensation
       The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation's employees and directors. The Corporation accounts for its stock option plans based on the intrinsic-value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost has been recognized for any of the periods presented. All options granted under the plans had an exercise price equal to the fair market value as established by the average of the daily high bid and daily low offer quotations for the shares reported in the OTC Bulletin Board service during the ten trading days immediately preceding the date of purchase.
       The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee and/or director compensation.

                                Three Months Ended        Six Months Ended
                                 June        June        June         June
       (In Thousands, except     2004        2003        2004         2003
       per share data)
       Net income
         As reported            $ 1,891    $   1,817   $   3,697    $   3,361
         Pro forma                1,506         1,594       3,312        3,138

       Basic earnings
       per share
         As reported            $  0.37   $    0.36   $    0.72    $    0.67
         Pro forma                 0.30          0.32        0.65         0.62

       Diluted earnings
       per share
         As reported            $  0.36   $    0.35   $    0.70    $    0.65
         Pro forma                 0.29          0.31        0.63         0.61

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions shown below:

                                   Nonemployee       Employee
                                  Director Stock   Stock Option
                                   Option Plan         Plan

       Grant Date                 April 1, 2004   June 24, 2004
       Fair Value                    $ 14.75         $ 12.60
       Expected Life in Years           7               5
       Risk Free Interest Rate        3.38%           3.85%
       Expected Dividend Yield        1.11%           1.18%
       Expected Volatility            32.80%          32.18%

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

       The Corporation has classified all investments securities as "available for sale". At June 30, 2004 fair value exceeded amortized cost by $ 780,000. In shareholders' equity, the balance of accumulated other comprehensive income decreased to $ 514,000 compared to December 31, 2003, after recognizing the tax effects of the unrealized gains. At December 31, 2003, fair value exceeded amortized cost by $ 1,719,000 decreasing accumulated other comprehensive income to $ 1,134,000 after recognizing the tax effects of the unrealized gains.


Note 3: Other Commitments

       In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit and the Bank does not anticipate any losses as a result of these transactions.


Note 4: Changes in Common Stock

       On January 2, 2004 the Board of Directors of Orrstown Financial Services, Inc. approved a 2-for-1 stock split paid on February 10, 2004 to shareholders of record on January 16, 2004. Under this split shareholders received one additional share of common stock for each share owned at the close of business on January 16, 2004. All per share amounts have been adjusted to give retroactive recognition to the 2-for-1 stock split.


Note 5: Subsequent Event

       On July 14, 2004 Orrstown Bank, a wholly owned subsidiary of Orrstown Financial Services, Inc., purchased a Chambersburg, Pennsylvania-based investment management business and the related "Integrity Financial" Pennsylvania registered trademark. Orrstown Bank will operate the Integrity Financial business as part of the Bank's Asset Management Division.
ORRSTOWN FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary
Orrstown Financial Services, Inc. recorded net income of $ 1,891,000 for the second quarter of 2004 compared to $ 1,817,000 for the same period in 2003, representing an increase of $ 74,000 or 4.1%. Basic earnings per share was $ .37 for the second quarter of 2004 compared to the $ .36 earned during the second quarter of 2003.

Net income for the first six months of 2004 was $ 3,697,000 compared to $ 3,361,000 for the same period in 2003, representing an increase of $ 336,000 or 10.0%. Net income per share for the first six months of 2004 was $ .72 up from the $ .67 per share realized during the six months ended June 30, 2003.
All per share amounts have been restated to reflect the 2-for-1 stock split paid to shareholders on February 10, 2004.

The following statistics compare 2004's second quarter and year-to-date performance to that of 2003:


                               Three Months Ended     Six Months Ended
                               June      June      June      June
                               2004      2003      2004      2003
Return on average assets        1.55%     1.67%    1.55%     1.60%
Return on average equity       16.62%    18.38%   16.55%    17.28%
Average equity/Average assets   9.33%     9.08%    9.35%     9.24%

A more detailed discussion of the elements having the greatest impact on net income follows.

Net Interest Income
Net interest income for the second quarter of 2004 was $ 4,599,000 representing a growth of $ 431,000, or 10.3% over the $ 4,168,000 realized during the second quarter of 2003. This increase was due entirely to volume as the net interest margin tightened from 4.23% in the second quarter 2003 to 4.10% during second quarter 2004. Growth in interest earning assets was due primarily to strong commercial loan demand. The average daily balance of commercial loans increased $ 40,071,000 for the second quarter 2004 over the same period last year. Although core deposits grew $ 16,294,000 and time deposits grew $ 16,045,000, on an average daily basis over the second quarter 2003, interest expense on deposits continued to decrease in the existing low rate environment. Non-interest deposit accounts also grew $ 12,070,000 for the same period.

Net interest income for the first six months of 2004 was $ 9,065,000 representing an increase of $ 899,000, or 11.0% over the$ 8,166,000 generated during the first six months of 2003. Loan portfolio growth is responsible for all interest income gains. Commercial loans were up $ 43,375,000 or 22.2% over the first six months of 2003 on a daily average basis. Time deposit volume increased $ 10,885,000 from December 31, 2003 to June 30, 2004 due primarily to growth in the 100,000 and over certificates of deposits.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

(Dollars in Thousands)            Three Months Ended                          Six Months Ended
                            June 2004             June 2003            June 2004             June 2003
                       Avg Balance   Rates    Avg        Rates    Avg         Rates      Avg        Rates
                                              Balance             Balance                Balance

Interest earning         $ 461,944    5.56%    $ 410,134  5.90%    $ 452,535    5.61%    $398,812    6.00%
Interest bearing
  liabilities              384,498    1.76%      348,933  1.97%      378,287    1.78%     399,372    2.03%
                         ---------              --------           ---------             --------
Free Funds               $  77,446              $ 61,201           $  74,248             $ 59,440
                         ---------              --------           ---------             --------
Net interest income      $   4,599              $  4,168           $   9,065             $  8,166
Net interest spread                   3.80%               3.93%                 3.83%                3.97%
Free funds ratio                     16.77%              14.92%                16.41%               14.90%
Net interest margin                   4.10%               4.23%                 4.13%                4.27%

Non-Interest Income and Expense
The following compares three months ended June 30, 2004 to three months ended June 30, 2003:

Other income increased $ 160,000, or 10.1%, from $ 1,584,000 during the second quarter of 2003 to $ 1,744,000 during the second quarter of 2004. Fee income from deposit transactions increased $ 103,000, or 15.5% over 2003. Bounce protection fees, merchant fees and debit card fees were the primary contributors. Securities gains/losses increased by $ 55,000 over the second quarter 2003, off-setting a capital loss of $ 52,000 this quarter, due to the sale of other real estate owned. Asset management fees grew $ 65,000 and should continue to grow with the addition of the investment management business purchased on July 14, 2004.


Other expenses rose from $ 3,218,000 during second quarter 2003 to $ 3,696,000 for 2004's second quarter, resulting in an increase of $ 478,000, or 14.9%. Salaries and benefits expense grew $ 267,000, or 16.4% due to continued company wide growth including the expansion of the asset management area and the opening of our thirteenth full service branch at Seven Gables in Carlisle, Pennsylvania on May 6, 2004. This also contributed to an increase in occupancy and equipment expense of 17.2% over the same quarter last year. Other operating expenses increased $ 121,000 for the current quarter versus second quarter 2003. Increases in advertising and contributions were factors in this increase, as well as promotional expenses related to the Seven Gables branch opening. Processing costs for ATM and debit card transactions rose by $ 31,000 versus second quarter 2003 as volumes increased.

The following compares six months ended June 30, 2004 to six months ended June 30, 2003

Other income grew $ 204,000, or 6.5%, from $ 3,157,000 during the first half of 2003 to $ 3,361,000 during the same period of 2004. Primary areas of growth included an increase in bounce protection fees of $ 73,000, a $ 42,000 increase in master money cared fee and a $ 46,000 increase in merchant account fees. Secondary mortgage market fees were up $ 97,000 over the first six months of 2003 while other loan fees decreased by $ 128,000. Asset management fees grew $219,000 due to the growth of trust assets under management from $ 253,000,000 at June 30, 2003 to $ 318,000,000 at June 30, 2004.

Other expenses rose from $ 6,337,000 during the six months of 2003 to $ 7,093,000 for the six months ended 2004, growing $ 756,000, or 11.9%. Salary and benefit expense, the largest component of noninterest expense, increased
$ 501,000. The opening of the Bank's thirteenth branch was also responsible for investment in premises and equipment rising 12.1% from $ 10,512,000 to $ 11,786,000 for the current year. This helped increase occupancy and equipment expenses by $ 157,000 or 15.3% over the prior year.


Income Tax Expense
Income tax expense increased $ 33,000, or 4.8%, during the second quarter of 2004 versus the second quarter of 2003. For the first half of 2004 versus 2003, income tax expense rose $ 107,000, or 7.9%.

Effective income tax rates were as follows:

                             Three Months        Six Months Ended
                                Ended
                            June      June        June      June
                            2004      2003        2004      2003
Effective income tax rate  27.7%     27.6%        28.3%    28.6%

The marginal federal income tax bracket is 34% for all periods presented.

Provision and Allowance for Loan Losses
The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)           Three Months Ended   Six Months Ended
                                   June       June    June       June
                                   2004       2003    2004       2003

Balance at beginning of period    $ 4,327    $ 3,979  $4,161     $3,734
Recoveries of loans previously
charged off                             7          4      28         14
Additions to allowance charged
to expense                             30         24     180        276
                                  -------    ------- -------     ------
    Total                           4,364      4,007   4,369      4,024
Loans charged off                      12         18      17         35
                                  -------    ------- -------     ------
Balance at end of period          $ 4,352    $ 3,989 $ 4,352     $3,989

In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses was approximately 46% at June 30, 2004.

Nonperforming Assets / Risk Elements
Nonperforming assets at June 30, are as follows:
(Dollars in Thousands)                              2004           2003
Loans on nonaccrual (cash) basis
  Loans secured by real estate                   $        121  $          82
  Installment loans                                         6             22
  Commercial loans                                          0              0
  Credit card                                               0              0
                                                 ------------  -------------
    Total nonaccrual loans                                127            104
                                                 ------------  -------------
Loans whose terms have been renegotiated
  Loans secured by real estate                          1,394          1,420
  Installment loans                                         0              0
  Commercial loans                                          0              0
  Credit card                                               0              0
                                                 ------------  -------------
    Total renegotiated loans                            1,394          1,420
                                                 ------------  -------------
    OREO                                                    0            261
                                                 ------------  -------------
Total nonperforming loans and OREO                $     1,521    $     1,785
                                                 ============   ============
Ratio of nonperforming assets to total loans
  and OREO                                              0.41%          0.57%
Ratio of nonperforming assets to total assets           0.31%          0.40%

Loans past due 90 or more days and still
accruing
  Loans secured by real estate                    $     1,730    $     2,390
  Installment loans                                         3              7
  Commercial loans                                         20              6
  Credit card                                               0              0
                                                 ------------  -------------
    Total loans 90 or more days past due          $     1,753    $     2,403
                                                 ============   ============
Ratio of loans 90 or more days past due to
  total loans and OREO                                  0.47%          0.76%
Ratio of loans 90 or more days past due to
  total assets                                          0.36%          0.53%
                                                 ------------  -------------
Total nonperforming and other risk assets         $     3,274    $     4,188
                                                 ============   ============
Ratio of total risk assets to total loans and OREO      0.88%          1.33%
Ratio of total risk assets to total assets              0.67%          0.93%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.
Capital Resources and Balance Sheet Fluctuations
A comparison of Orrstown Financial Services, Inc.'s capital ratios to regulatory minimum requirements at June 30, 2004 are as follows:

                                                Orrstown                  Regulatory
                                               Financial    Regulatory       Well
                                                                          Capitalized
                                               Services,     Minimums      Minimums
                                                  Inc.

Leverage Ratio                                   9.16%          4%            5%
Risk Based Capital Ratios:
    Tier I Capital Ratio                         12.42%         4%            6%
    Total (Tier I & II) Capital Ratio (core
capital
      plus allowance for loan losses)            13.62%         8%            10%

The growth experienced during 2004 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment and ESOP plans. Dividend reinvestment plan participants have added $ 442,000 to equity as of June 30, 2004. Also during the first half of 2004 there were numerous Employee Stock Options exercised, increasing capital by $ 363,000 and decreasing diluted shares. Equity represented 9.25% of assets at June 30, 2004 which is up from 9.07% at December 31, 2003 due primarily to the retaining of earnings and the aforementioned stock sales under plans.

All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2004 or single day fluctuations.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the corporation's liquidity, capital resources or operations.

Sarbanes-Oxley Act 2002 Requirements
On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934 (the Exchange Act). In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the Securities and Exchange Commission (the SEC). Because the Corporation's common stock is registered with the SEC, it is currently subject to the Sarbanes-Oxley Act.

The Corporation anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, but does not expect that such compliance will have a material impact on the Corporations' or the Banks' results of operations or financial condition.

The Board of Directors revised the Audit Committee Charter in 2003 in order to bring it into conformity with requirements specified in the Sarbanes-Oxley Act and related SEC regulations. The Corporation's audit committee held its regularly scheduled meetings during the first half of 2004. The audit committee consists of four outside directors with varied business and financial expertise. Controls and Procedures
(a)  Evaluation of disclosure controls and procedures:
The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

(b)  Changes in internal controls:
There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the second quarter of 2004.


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

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8 - K

     (a)  Exhibits

       31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 - Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 - Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

       32.2 - Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

       99 - Report of independent accountant's on interim financial statements

     (b)  Reports on Form 8 - K:

       Current report on Form 8-K filed with the Commission on July 15, 2004 Current report on Form 8-K filed with the Commission on July 22, 2004




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   /s/ Kenneth R. Shoemaker
                                   --------------------------------------
                                   (Kenneth R. Shoemaker, President & CEO)
                                   (Duly Authorized Officer)




                                   /s/ Bradley S. Everly
                                   --------------------------------------
                                    (Bradley S. Everly, Senior Vice President &
                                   CFO)
                                   (Chief Financial Officer)




                                   /s/ Robert B. Russell
                                   --------------------------------------
                                    Robert B. Russell, Controller)
                                   (Chief Accounting Officer)


Date  July 26, 2004
      -----------------

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and we have:

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





                                   /s/ Kenneth R. Shoemaker
                                   --------------------------------------
                                   Kenneth R. Shoemaker
                                   President & CEO
                                   (Principal Executive Officer)
                                   July 26, 2004

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and we have:

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





                                   /s/ Bradley S. Everly
                                   --------------------------------------
                                   Bradley S. Everly
                                   Sr. Vice President & CFO
                                   (Principal Financial Officer)
                                   July 26, 2004
                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Kenneth R. Shoemaker, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Corporation.




                                   /s/Kenneth R. Shoemaker
                                   --------------------------------------
                                   Kenneth R. Shoemaker
                                   Chief Executive Officer
                                   July 26, 2004

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Bradley S.
Everly, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section
906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Corporation.




                                   /s/ Bradley S. Everly
                                   --------------------------------------
                                   Bradley S. Everly
                                   Chief Financial Officer
                                   July 26, 2004

                                                                      Exhibit 99




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania

     We have reviewed the accompanying consolidated balance sheet of Orrstown Financial Services, Inc. and it's subsidiaries as of June 30, 2004 and the related consolidated statements of income for the three and six months ended June 30, 2004 and 2003 and consolidated statements of comprehensive income for the three and six months ended June 30, 2004 and 2003 and consolidated statements of cash flows for the six months ended June 30, 2004. These financial statements are the responsibility of the Corporation's management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.





                                   /s/   Smith Elliott Kearns & Company, LLC
                                   ------------------------------------------
                                   SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
July 26, 2004