Form 10-Q
period 2004-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2004-10-28
CIK 826154

FORM 10 - Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended   September 30, 2004  Commission file number:
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

               YES      X                          NO


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Exchange Act).

               YES      X                          NO


           Class                    Outstanding at October 25, 2004
(Common Stock, no par value )                    5,120,764




                   ORRSTOWN FINANCIAL SERVICES, INC.

                                 INDEX




                                                              Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial statements (unaudited)
          Condensed consolidated balance sheets - September 30, 2004
                and December 31, 2003                           4
          Condensed consolidated statements of income - Three months
                ended September 30, 2004 and 2003               5
          Condensed consolidated statements of income - Nine months
                ended September 30, 2004 and 2003               6
          Condensed consolidated statements of comprehensive income -
                Three months & Nine months ended September 30,
                2004 and 2003                                   7
          Condensed consolidated statements of cash flows - Nine months
                ended September 30, 2004 and 2003               8
          Notes to condensed consolidated financial statements9 - 10

Item 2.  Management's discussion and analysis of
          financial condition and results of
          operations                                         11 - 15

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                    16

Item 4.  Controls and Procedures                                16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                      18

Item 2.  Changes in Securities, Use of Proceeds
          and Issuer Purchases of Equity
          Securities                                            18

Item 3.  Defaults Upon Senior Securities                        18

Item 4.  Submission of Matters to a Vote of
          Security Holders                                      18

Item 5.  Other Information                                      18

Item 6  Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                      19




                    PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                (Unaudited)       (Audited) *
                                                               September 30,      December 31,
(Dollars in Thousands)                                              2004              2003
ASSETS
    Cash and due from banks                                   $         11,303   $        12,283
    Interest bearing deposits with banks                                   508             1,001
    Federal funds sold                                                  21,936             3,829
    Securities available for sale                                       83,090            89,074
    Federal Home Loan Bank, Federal Reserve and Atlantic Central
      Bankers Bank Stock, at cost which approximates market value        2,766             2,912

    Loans                                                              379,021           345,054
    Allowance for loan losses                                          (4,339)            (4,161)
                                                              ----------------  ----------------
    Net Loans                                                          374,682           340,893

    Premises and equipment, net                                         12,544            11,168
    Accrued Interest receivable                                          1,695             1,647
    Cash value-life insurance                                            7,438             7,234
    Other assets                                                         3,441             2,352
                                                              ----------------  ----------------
Total assets                                                   $       519,403   $       472,393
                                                              ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits:
        Non-interest bearing                                   $        59,040   $        52,276
        Interest bearing                                               338,371           306,367
                                                              ----------------  ----------------
    Total deposits                                                     397,411           358,643

    Federal funds purchased and other short term borrowed funds         34,107            29,440
    Long term borrowed funds                                            35,705            37,193
    Accrued interest payable
                                                                           243               226
    Other liabilities                                                    4,502             4,056
                                                              ----------------  ----------------
Total liabilities                                                      471,968           429,558
                                                              ----------------  ----------------

    Common stock, no par value - $ .05205 stated value per share
        50,000,000 shares authorized with 5,114,559 shares issued
        at September 30, 2004 and $.1041 stated value per share
        10,000,000 shares authorized with 2,537,011 shares issued at
        December 31, 2003                                                  266               264
    Additional paid - in capital                                        34,034            32,928
    Retained earnings                                                   12,282             8,509
    Accumulated other comprehensive income                                 853             1,134
                                                              ----------------  ----------------
Total stockholders' equity                                              47,435            42,835
                                                              ----------------  ----------------
Total liabilities and stockholders' equity                     $       519,403   $       472,393
                                                              ================  ================
*  Condensed from audited financial statements

             The accompanying notes are an integral part of these
                       condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Three Months Ended
                                                    September          September
(Dollars in Thousands)                                 2004               2003

INTEREST INCOME
    Interest and fees on loans                           $   5,661         $   4,924
    Interest on federal funds sold                              77                65
    Interest and dividends on investment                       866               852
    securities
    Interest income on deposits with banks                       2                 2
                                                         ---------         ---------
Total interest income                                        6,606             5,843
                                                         ---------         ---------

INTEREST EXPENSE
    Interest on deposits                                     1,333             1,196
    Interest on borrowed money                                 469               471
                                                         ---------         ---------
Total interest expense                                       1,802             1,667
                                                         ---------         ---------

Net interest income                                          4,804             4,176
    Provision for loan losses                                   30                24
                                                         ---------         ---------
Net interest income after provision for loan losses          4,774             4,152
                                                         ---------         ---------
OTHER INCOME
    Service charges on deposits                                793               666
    Other service charges                                      265               421
    Trust department income                                    478               378
    Brokerage income                                           187               111
    Other income                                                95               103
    Securities gains / (losses)                                  0                23
                                                         ---------         ---------
Total other income                                           1,818             1,702
                                                         ---------         ---------
OTHER EXPENSES
    Salaries and employee benefits                           2,076             1,737
    Net occupancy and equipment expenses                       592               528
    Other operating expenses                                 1,102               963
                                                         ---------         ---------
Total other expense                                          3,770             3,228
                                                         ---------         ---------
Income before income tax                                     2,822             2,626
    Income tax expenses                                        856               891
                                                         ---------         ---------
Net income                                               $   1,966         $   1,735
                                                         =========         =========
PER SHARE DATA
Earnings per share
    Basic earnings per share                             $    0.39         $    0.34
    Weighted average number of shares                    5,111,776         5,056,896
    outstanding

    Diluted earnings per share                           $    0.37         $    0.33
    Weighted average number of shares                    5,318,301         5,240,650
    outstanding

Dividends per share                                      $    0.13         $  0.1050
                The accompanying notes are an integral part of these
                          condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                          Nine Months Ended
                                                   September             September
(Dollars in Thousands)                                2004                  2003

INTEREST INCOME
    Interest and fees on loans                         $  16,300             $  14,486
    Interest on federal funds sold                           117                   124
    Interest and dividends on investment securities        2,593                 2,806
    Interest income on deposits with banks                     5                    11
                                                      ----------            ----------
Total interest income                                     19,015                17,427
                                                      ----------            ----------

INTEREST EXPENSE
    Interest on deposits                                   3,814                 3,790
    Interest on borrowed money                             1,332                 1,295
                                                      ----------            ----------
Total interest expense                                     5,146                 5,085
                                                      ----------            ----------

Net interest income                                       13,869                12,342
    Provision for loan losses                                210                   300
                                                      ----------            ----------
Net interest income after provision for loan losses       13,659                12,042
                                                      ----------            ----------

OTHER INCOME
    Service charges on deposits                            2,243                 1,942
    Other service charges                                    780                   990
    Trust department income                                1,392                 1,072
    Brokerage income                                         404                   361
    Other income                                             245                   300
    Securities gains / (losses)                              115                   194
                                                      ----------            ----------
Total other income                                         5,179                 4,859
                                                      ----------            ----------

OTHER EXPENSES
    Salaries and employee benefits                         5,879                 5,039
    Net occupancy and equipment expenses                   1,777                 1,556
    Other operating expenses                               3,207                 2,970
                                                      ----------            ----------
Total other expense                                       10,863                 9,565
                                                      ----------            ----------

Income before income tax                                   7,975                 7,336
    Income tax expenses                                    2,312                 2,240
                                                      ----------            ----------
Net income                                            $    5,663            $    5,096
                                                      ==========            ==========

PER SHARE DATA
Earnings per share
    Basic earnings per share                          $     1.11            $     1.01
    Weighted average number of shares outstanding      5,101,409             5,049,853

    Diluted earnings per share                        $     1.07            $     0.98
    Weighted average number of shares outstanding      5,283,693             5,203,426

Dividends per share                                   $     0.37            $   0.3055

                 The accompanying notes are an integral part of these
                           condensed financial statements.


ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)



                                                       Three Months Ended
                                                 September             September
(Dollars in Thousands)                             2004                  2003

COMPREHENSIVE INCOME
    Net Income                                      $    1,966           $    1,735

    Other comprehensive income, net of tax
    Unrealized gain (loss) on investment
    securities available for sale                          339                (608)

                                                    ----------           ----------
Comprehensive Income                                $    2,305           $    1,127
                                                    ==========           ==========






                                                                  Nine Months Ended
                                                     September            September
(Dollars in Thousands)                                    2004                 2003

COMPREHENSIVE INCOME
    Net Income                                       $   5,663            $   5,096

    Other comprehensive income, net of tax
    Unrealized gain (loss) on investment                 (281)                (940)
    securities available for sale

                                                    ----------           ----------
Comprehensive Income                                $    5,382           $    4,156
                                                    ==========           ==========












               The accompanying notes are an integral part of these
                          condensed financial statements.


ORRSTOWN FINANCIAL SERVICES, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY, ORRSTOWN BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Nine Months Ended
                                                 September               September
(Dollars in Thousands)                              2004                   2003

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                       $    5,663             $    5,096
    Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization                       798                    695
        Provision for loan losses                           210                    300
        Other, net                                        (702)                  (234)
                                                     ----------             ----------
Net cash provided by operating activities                 5,969                  5,857
                                                     ----------             ----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest                     493                  (399)
    bearing deposits with banks
    Purchases of available for sale                    (14,923)               (45,028)
    securities
    Sales and maturities of available for                20,450                 46,110
    sale securities
    Net (purchases) redemption of FHLB Stock                145                  (398)
    Net (increase) in loans                            (33,999)               (44,869)
    Purchases of bank premises and equipment            (2,174)                (1,840)
                                                     ----------             ----------
Net cash provided (used) by investing activities       (30,008)               (46,424)
                                                     ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                             38,768                 36,517
    Cash dividends paid                                 (1,889)                (1,542)
    Proceeds from sale of stock                           1,108                    578
    Cash paid in lieu of fractional shares                    0                   (22)
    Net increase in short term purchased funds            4,667                  6,300
    Proceeds of long term debt issuance                       0                 10,000
    Payments and maturities on long term debt           (1,488)                (1,213)
                                                     ----------             ----------
Net cash provided by financing activities                41,166                 50,618
                                                     ----------             ----------

Net increase in cash and cash equivalents                17,127                 10,051
Cash and cash equivalents at beginning of period         16,112                 18,873
                                                     ----------             ----------
Cash and cash equivalents at end of period            $  33,239              $  28,924
                                                      =========              =========

Supplemental disclosure of cash flow nformation:
    Cash paid during the period for:
        Interest                                      $   5,129              $   5,121
        Income Taxes                                      2,225                  2,100

Supplemental schedule of noncash investing
and financing activities:
    Unrealized gain (loss) on investments
      available for sale (net of
      deferred taxes of $(145) and $(484) at
      September 30, 2004 and
      2003, respectively).                                (281)                  (940)

                    The accompanying notes are an integral part of
                        these condensed financial statements.

                   ORRSTOWN FINANCIAL SERVICES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2004
                              (UNAUDITED)


Review of Interim Financial Statements

     The condensed consolidated financial statements as of and for the three months ended and nine months ended September 30, 2004 and 2003 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.


Note 1: Basis of Presentation

     The financial information presented at and for the three months ended and nine months ended September 30, 2004 and 2003 is unaudited. Information presented at December 31, 2003 is condensed from audited year-end financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


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

     Federal Income Taxes

     For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of the aforementioned timing differences, plus the timing differences associated with depreciation expense, deferred income taxes are provided in the financial statements. Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations. Stock-Based Compensation

     The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation's employees and directors. The Corporation accounts for its stock option plans based on the intrinsic-value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, under which no compensation cost has been recognized for any of the periods presented. All options granted under the plans occurred during the quarters ended June 30, 2004 and 2003, and had an exercise price equal to the fair market value as established by the average of the daily high bid and daily low offer quotations for the shares reported in the OTC Bulletin Board service during the ten trading days immediately preceding the date of purchase. Thus, there is no effect on third quarter results.

                                            Nine Months Ended
                                         September     September
(In Thousands, except per share data)      2004          2003
Net income
  As reported                               $  5,663      $  5,096
  Pro forma                                    5,278         4,873

Basic earnings per share
  As reported                               $   1.11      $   1.01
  Pro forma                                     1.04          0.97

Diluted earnings per share
  As reported                               $   1.07      $   0.98
  Pro forma                                     1.00          0.94
Investment Securities

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

     Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Corporation's results of operations.
     The Corporation has classified all investments securities as "available for sale". At September 30, 2004 fair value exceeded amortized cost by $1,293,000. In shareholders' equity, the balance of accumulated other comprehensive income decreased to $853,000 compared to December 31, 2003, after recognizing the tax effects of the unrealized gains. At December 31, 2003, fair value exceeded amortized cost by $1,719,000 decreasing accumulated other comprehensive income to $1,134,000 after recognizing the tax effects of the unrealized gains.


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


Item 2. Management's Discussion and Analysis

ORRSTOWN FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Summary
Orrstown Financial Services, Inc. recorded net income of $1,966,000 for the third quarter of 2004 compared to $1,735,000 for the same period in 2003, representing an increase of $231,000 or 13.3%. Basic earnings per share was $0.39 for the third quarter of 2004 compared to the $0.34 earned during the third quarter of 2003.

Net income for the first nine months of 2004 was $5,663,000 compared to $5,096,000 for the same period in 2003, representing an increase of $567,000 or 11.1%. Net income per share for the first nine months of 2004 was $1.11 up from the $1.01 per share realized during the nine months ended September 30, 2003. All per share amounts have been restated to reflect the 2-for-1 stock split paid to shareholders on February 10, 2004.

The following statistics compare 2004's third quarter and year-to-date performance to that of 2003:

                            Three Months Ended      Nine Months Ended
                          September    September  September    September
                             2004        2003       2004        2003
Return on average assets       1.53%       1.50%     1.54%        1.56%
Return on average equity      16.77%      16.70%    16.62%       17.08%
Average equity / Average       9.12%       8.96%     9.27%        9.14%
assets

Orrstown Financial Services, Inc. (OTC Bulletin board: ORRF) stock is thinly traded but continues to trade at price to earnings and price to book value multiples that are well above industry averages. The closing price on September 30, 2004 was $43.00 which represented 29 times basic earnings per share and 30 times diluted earnings per share realized during the twelve months ended September 30, 2004. This also represents 4.6 times the September 30, 2004 book value per share. Comparatively, according to SNL financial, a banking industry specialist located in Charlottesville, Virginia, the median price / earnings ratio was 16.83 for all publicly traded banks and 18.39 for all publicly traded community (under $500 million in assets) banks while the median price / book value was 1.84 for all banks and 1.64 for all community banks.

A detailed discussion of the elements having the greatest impact on net income follows.


Net Interest Income

Net interest income for the third quarter of 2004 was $4,804,000 representing a growth of $628,000, or 15.0% over the $4,176,000 realized during the third quarter of 2003. This was due to both volume and rate increases as the net interest margin grew from 4.00% in the third quarter 2003 to 4.11% during third quarter 2004. Due to the recent increases in Prime and the Federal Funds rates, the rate on interest earning assets increased 7 basis points from 5.53% during the third quarter 2003 to 5.60% in the third quarter 2004. The largest growth was in loans, with the average daily balance of commercial loans increasing $40,896,000 or 21.4% for the third quarter 2004 over the same period last year. Deposit rates stayed nearly flat between the third quarter this year and the third quarter last year even though interest expense increased by $135,000 for the same period, due to an increase in money market and time deposit account balances.

Net interest income for the first nine months of 2004 was $13,869,000 representing an increase of $1,527,000, or 12.4% over the $12,342,000 generated during the first nine months of 2003. Loan portfolio growth is responsible for all interest income gains. Commercial loans were up $40,539,000 or 21.9% and consumer loans were up $11,253,000 or 30.0%
over the first nine months of 2003 on a daily average basis. Time deposit volume increased $16,118,000 or 16.7% and money market accounts grew $11,491,000 or 86.2% for the same period.


The table that follows states rates on a fully taxable equivalent basis
(FTE) and demonstrates the aforementioned effects:


(Dollars in Thousands)                    Three Months Ended
                               September 2004           September 2003
                           Avg Balance     Rates     Avg Balance    Rates

Interest earning assets       $  479,566    5.60%      $  432,054     5.53%
Interest bearing liabilities     398,309    1.80%         362,657     1.82%
                              ----------               ----------
Free Funds                    $   81,257               $   69,397
                              ----------               ----------
Net interest income           $    4,804               $    4,176
Net interest spread                         3.80%                     3.71%
Free funds ratio                           16.94%                    16.06%
Net interest margin                         4.11%                     4.00%




(Dollars in Thousands)                     Nine Months Ended
                               September 2004           September 2003
                            Avg Balance    Rates     Avg Balance    Rates

Interest earning assets       $  461,611    5.61%      $  410,014     5.83%
Interest bearing liabilities     385,010    1.79%         347,219     1.96%
                              ----------               ----------
Free Funds                    $   76,601               $   62,795
                              ----------               ----------
Net interest income           $   13,869               $   12,342
Net interest spread                         3.82%                     3.87%
Free funds ratio                           16.59%                    15.32%
Net interest margin                         4.12%                     4.18%

Non-Interest Income and Expense
The following compares three months ended September 30, 2004 to three months ended September 30, 2003:

Total non-interest income increased $116,000, or 6.8%, from $1,702,000 during the third quarter of 2003 to $1,818,000 during the third quarter of 2004. Fee income from deposit transactions increased $127,000, or 19.1% over 2003. Bounce protection fees, merchant fees and debit card fees were the primary contributors. Fees on secondary market loans decreased by $100,000 and other loan fees decreased by $71,000 indicating a reduction in mortgage origination and refinancing. No securities gains / losses were taken this quarter. Asset management fees grew $100,000 or 26.5%, while brokerage income increased $76,000 due in part to the addition of the investment management business purchased on July 14, 2004.

Total non-interest expenses rose from $3,228,000 during third quarter 2003 to $3,770,000 for 2004's third quarter, resulting in an increase of $542,000, or 16.8%. Salaries and benefits expense grew $339,000, or 19.5% a large contributor to this was an approximately 20% increase in healthcare expenses mid 2004. Occupancy and equipment expense grew 12.1% due to continued company wide growth and improvements to technology. Other operating expenses increased $139,000 for the current quarter versus third quarter 2003. Increases in professional fees were factors in this increase and will continue to be for the next few quarters as compliance with the Sarbanes Oxley Act will demand extra expense.


The following compares nine months ended September 30, 2004 to nine months ended September 30, 2003:

Total non-interest income grew $320,000, or 6.6%, from $4,859,000 during the first nine months of 2003 to $5,179,000 during the same period of 2004. Primary areas of growth included an increase in bounce protection fees of $116,000, a $89,000 increase in master money cared fees and a $68,000 increase in merchant account fees. A drop in loan fees and insurance fees created a declined of $210,000 in other service charges for the period. Asset management fees grew $302,000 and brokerage income contributed an additional $43,000.

Other expenses rose from $9,565,000 during the first nine months of 2003 to $10,863,000 for the nine months ended 2004, growing $1,298,000, or 13.6%. Salary and benefit expense, the largest component of noninterest expense, increased $840,000. Occupancy and equipment expenses increased by $221,000 or 14.2% over the prior year. Other operating expenses rose $237,000. Factors for this growth were primarily from increases in public relations, master money card and contributions expense. Professional fees also grew due in part to the acquisition of the Integrity Financial investment management business on July 14, 2004.


Income Tax Expense
Income tax expense decreased $35,000, or -3.9%, during the third quarter of 2004 versus the third quarter of 2003. For the first nine months of 2004 versus 2003, income tax expense rose $72,000, or 3.2%.

Effective income tax rates were as follows:

                            Three Months Ended         Nine Months Ended
                           September    September   September     September
                             2004         2003         2004         2003
Effective income tax rate    30.3%       33.9%        29.0%         30.5%

The marginal federal income tax bracket is 34% for all periods presented.

Provision and Allowance for Loan Losses

(Dollars in Thousands)        Three Months Ended       Nine Months Ended
                               September    September   September    September
                                 2004         2003        2004         2003
Balance at beginning of period  $   4,352    $   3,989   $   4,161    $   3,734
Recoveries of loans
  previously charged off                0            2          28           16
Additions to allowance
  charged to expense                   30           24         210          300
                              -----------  ----------- -----------  -----------
    Total                           4,382        4,015       4,399        4,050
Loans charged off                      43           21          60           56
                              -----------  ----------- -----------  -----------
Balance at end of period        $   4,339    $   3,994   $   4,339    $   3,994

In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated loan losses inherent in the Bank's loan portfolio. The unallocated portion of the allowance for loan losses was approximately 38.5% at September 30, 2004.

Nonperforming Assets / Risk Elements
Nonperforming assets at September 30, are as follows:
(Dollars in Thousands)                                 2004             2003
Loans on nonaccrual (cash) basis
  Loans secured by real estate                      $        312      $        131
  Installment loans                                            3                10
  Commercial loans                                             0                 6
  Credit card                                                  0                 0
                                                    ------------      ------------
    Total nonaccrual loans                                   315               147
Loans whose terms have been renegotiated            ------------      ------------
  Loans secured by real estate                             2,326             1,420
  Installment loans                                            0                 0
  Commercial loans                                             0                 0
  Credit card                                                  0                 0
                                                    ------------      ------------
    Total renegotiated loans                               2,326             1,420
                                                    ------------      ------------
    OREO                                                      61               261
                                                    ------------      ------------
Total nonperforming loans and OREO                  $      2,702       $     1,828
                                                    ============      ============
Ratio of nonperforming assets to
  total loans and OREO                                     0.71%             0.56%
Ratio of nonperforming assets to
  total assets                                             0.52%             0.39%

Loans past due 90 or more days and still accruing
  Loans secured by real estate                      $        972       $     2,762
  Installment loans                                           21                15
  Commercial loans                                             0                 1
  Credit card                                                  0                 0
                                                    ------------      ------------
    Total loans 90 or more days past due            $        993       $     2,778
                                                    ============      ============
                                                           0.26%             0.85%
Ratio of loans 90 or more days past due to total
   assets                                                  0.19%             0.60%
                                                    ------------      ------------
Total nonperforming and other risk assets            $     3,695       $     4,606
                                                    ============      ============
Ratio of total risk assets to total loans and OREO         0.97%             1.41%
Ratio of total risk assets to total assets                 0.71%             0.99%


Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

Capital Resources and Balance Sheet Fluctuations
A comparison of Orrstown Financial Services, Inc.'s capital ratios to regulatory minimum requirements at September 30, 2004 are as follows:

                                      Orrstown                 Regulatory
                                     Financial    Regulatory  Well-Capitalized
                                  Services, Inc.    Minimums     Minimums

Leverage Ratio                          8.87%          4%           5%
Risk Based Capital Ratios:
    Tier I Capital Ratio               12.00%         4%           6%
    Total (Tier I & II) Capital
      Ratio (core capital
      plus allowance for loan losses)  13.15%         8%           10%

The growth experienced during 2004 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment and ESOP plans. Dividend reinvestment plan participants have added $669,000 to equity as of September 30, 2004. Also during the first nine months of 2004 there were numerous Employee Stock Options exercised, which increased capital by $403,000. Equity represented 9.13% of assets at September 30, 2004 which is up from 9.07% at December 31, 2003 due primarily to the retaining of earnings and the aforementioned stock sales under plans.

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

The Board of Directors revised the Audit Committee Charter in 2003 in order to bring it into conformity with requirements specified in the Sarbanes-Oxley Act and related SEC regulations. The Corporation's audit committee held its regularly scheduled meetings during the first nine months of 2004. The audit committee consists of four outside directors with varied business and financial expertise.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures made in Orrstown Financial Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.



Item 4. Controls and Procedures

Controls and Procedures
(a)  Evaluation of disclosure controls and procedures:
The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based on such evaluation, such officers have concluded that, as of September 30, 2004, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

(b)  Changes in internal controls:
There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the third quarter of 2004.





                      PART II - OTHER INFORMATION



PART 11 - OTHER INFORMATION


Item 1 - Legal Proceedings

          None


Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

     31.2 - Certification of the Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 - Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

     32.2 - Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

     99 - Report of independent accountant's on interim financial statements

(b)  Reports on Form 8 - K

     The Registrant filed the following reports with the Commission on Form 8-K

     Report Dated October 25, 2004
     Registrant announced its earnings for the period ended September
     30, 2004.




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





                              /s/ Kenneth R. Shoemaker
                              (Kenneth R. Shoemaker, President & CEO)
                              (Duly Authorized Officer)




                              /s/ Bradley S. Everly
                              (Bradley S. Everly, Senior Vice President
                              & CFO)
                              (Chief Financial Officer)




                              /s/ Robert B. Russell
                              (Robert B. Russell, Controller)
                              (Chief Accounting Officer)


DateOctober 25, 2004





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





                                   /s/ Kenneth R. Shoemaker
                                   Kenneth R. Shoemaker
                                   President & CEO
                                   (Principal Executive Officer)
                                   October 25, 2004

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


                                   /s/ Bradley S. Everly
                                   Bradley S. Everly
                                   Sr. Vice President & CFO
                                   (Principal Financial Officer)
                                   October 25, 2004

                                                           Exhibit 32.1



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Kenneth R. Shoemaker, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Corporation.




                                   /s/ Kenneth R. Shoemaker
                                   Kenneth R. Shoemaker
                                   Chief Executive Officer
                                   October 25, 2004

                                                           Exhibit 32.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Orrstown Financial
Services, Inc. (the Corporation) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Bradley S.
Everly, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section
906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Corporation.




                                   /s/ Bradley S. Everly
                                   Bradley S. Everly
                                   Chief Financial Officer
                                   October 25, 2004



                                                             Exhibit 99



        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania


We have reviewed the accompanying consolidated balance sheet of Orrstown Financial Services, Inc. and it's subsidiaries as of September 30, 2004 and the related consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 and consolidated statements of comprehensive income for the three and nine months ended September 30, 2004 and 2003 and consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the Corporation's management.


We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.





                                   /s/   Smith Elliott Kearns &
                                   Company, LLC

                                   SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
October 25, 2004