Form 10-K
period 2004-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2005-03-15
CIK 826154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number:  33-18888

                        ORRSTOWN FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)
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

                              Common Stock, No Par Value
                                  Title of each class


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

As of December 31, 2004, 5,126,205 shares of the registrant's common stock were outstanding. The aggregate market value of such shares held by non-affiliates on that date was $ 222,766,785.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 2004 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the 2005 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.


                        ORRSTOWN FINANCIAL SERVICES, INC.

                                    FORM 10-K

                                      INDEX
                                                                           Page
Part I

    Item 1.    Business                                                      3
    Item 2.    Properties                                                    6
    Item 3.    LegalProceedings 					     6
    Item 3a.   Executive Officers of the Registrant                          7
    Item 4.    Submission of Matters to a Vote of Security Holders           7

Part II

    Item 5.    Market for Registrant's Common Equity and Related
                 Security Holder Matters                                     8
    Item 6.    Selected Financial Data                                       8
    Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8
    Item 8.    Financial Statements and Supplementary Data                   8
    Item 9.    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                    16
    Item 9a.   Controls and Procedures                                       16
    Item 9b.   Other Information                                             16

Part III

    Item 10.   Directors and Executive Officers of the Registrant            17
    Item 11.   Executive Compensation 					     17
    Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management                                                  17
    Item 13.   Certain Relationships and Related Transactions                17
    Item 14.   Principal Accountant Fees and Services                        17

Part IV

    Item 15.   Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                                    18

    Signatures                                                               20


                                     Part I
Item 1. Business.History and Business Orrstown Financial Services, Inc. (the Corporation) is a financial holding company registered under the Gramm-Leach-Bliley Act. Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank (the Bank), Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable. On March 8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown Bank, issuing 131,455 shares of Orrstown Financial Services, Inc.'s common stock to the former Bank shareholders.
   The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q's - quarterly reports; 10-K - annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Corporation's filings may be obtained through the SEC's internet site at www.sec.gov or by accessing the Corporation's website at www.orrstown.com.
   Orrstown Financial Services, Inc.'s primary activity consists of owning and supervising its two subsidiaries, Orrstown Bank and Pennbanks Insurance Company Cell P1. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its fourteen branches are located in Shippensburg (2), Carlisle
(4), Spring Run, Orrstown, Chambersburg (4), Greencastle and Mechanicsburg, Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary's officers. Pennbanks Insurance Company Cell P1 is a reinsurer of credit life, and disability insurance which services customers of Orrstown Bank. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown Bank.
   Orrstown Financial Services, Inc. has no employees other than its five officers who are also employees of the Bank, its subsidiary. On December 31, 2004, the Bank had 140 full-time and 30 part-time employees.
   Orrstown Bank was organized as a state-chartered bank in 1987 as part of an agreement and plan of merger between Orrstown Financial Services, Inc. and Orrstown Bank, the predecessor of Orrstown Bank, under which Orrstown Bank became a wholly-owned subsidiary of Orrstown Financial Services, Inc. As indicated, the Bank is the successor to Orrstown Bank which was originally organized in 1919.
   The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants agribusiness, commercial and residential loans to customers in South Central Pennsylvania, principally Franklin and Cumberland Counties. The concentrations of credit by type of loan are set forth on the face of the balance sheet (page 4 of the annual report to shareholders). The Bank maintains a diversified loan portfolio and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the customer and collateral standards established in the Bank's lending policies and procedures.
   All secured loans are supported with appraisals of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided they meet acceptable standards for liquidity and marketability. Loans secured by equipment and/or other non real estate collateral normally do not exceed 70% of appraised value or cost, whichever is lower. Loans secured by real estate generally do not exceed 80% of the appraised value of the property. Loan to collateral values are monitored as part of the loan review, and appraisals are updated as deemed appropriate in the circumstances.
   Administration and supervision over the lending process is provided by the Bank's Credit Administration Department. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Loan Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals. The Bank employees a Loan Review Officer, who is independent from the Loan function and reports directly to the Chief Operating Officer and the Directors' Credit Administration Committee. The Loan Review Officer continually monitors and evaluates loan customers utilizing risk-rating criteria established in the lending policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans. The Loan Review Officer reports the results of the loan reviews quarterly to the Directors' Credit Administration Committee for approval and provides the basis for evaluating the adequacy of the allowance for loan losses.
   Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law.
   As of December 31, 2004, the Corporation had total assets of approximately
$ 515 million, total shareholders' equity of approximately $ 49 million and total deposits of approximately $ 405 million.

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

   Interstate Banking and Branching. As a bank holding company, the Corporation is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank, or savings association. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (Riegle-Neal), subject to certain concentration limits and other requirements, bank holding companies such as the Corporation may acquire banks and bank holding companies located in any state. Riegle-Neal also permits banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal.

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

FDICIA
   The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized - and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2004, the Bank was considered well capitalized based on the guidelines implemented by the bank regulatory agencies.

Dividend Restrictions
   The Corporation's funds for cash distributions to its shareholders are derived from a variety of sources, including cash and temporary investments.
One of the principal sources of those funds is dividends received from its subsidiary Orrstown Bank. Various federal laws limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Additional information concerning the Corporation and its banking subsidiary with respect to dividends is incorporated by reference from Note 15, "Regulatory Matters", of the "Notes to Consolidated Financial Statements" included under
Item 8 of this report, and the "Capital Adequacy and Regulatory Matters" sections of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations", included under Item 7 of this report.

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

Sarbanes-Oxley Act of 2002
     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation's common stock is registered with the SEC, it is currently subject to this Act. As an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Corporation was subject to section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2004.

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

Forward Looking Statements
   Additional information concerning the Corporation and its banking subsidiary with respect to forward looking statements is incorporated by reference from the "Important Factors Relating to Forward Looking Statements" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Report under Item 7.

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

Item 2.  Properties.
   Orrstown Bank owns buildings in Orrstown, Shippensburg (2), Carlisle (2), Spring Run, Chambersburg (3), and Mechanicsburg, Pennsylvania. Offices of the Bank are located in each of these buildings. It also leases space for offices located in Greencastle, Chambersburg, and Carlisle (2), Pennsylvania.

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

                   Name/Office Held                         Held       Employee      Age as of
                                                            Since        Since        3/10/05
Joel R. Zullinger, Chairman of the Board                    1991          (1)            56
Jeffrey W. Coy, Vice Chairman of the Board                  1988          (1)            53
Kenneth R. Shoemaker, President, CEO                        1987         1986            57
Bradley S. Everly, Senior Vice President, Treasurer         1997         1997            53
Stephen C. Oldt, Executive Vice President,                  1987         1987            62
  Assistant Secretary

Philip E. Fague, Executive Vice President,                  2002         1988            45
  Assistant Treasurer

Denver L. Tuckey, Secretary                                 1999          (1)            71
Jeffrey W. Embly, Vice President                            1999         1997            34

(1)  These officers are not employees of the Corporation

   Senior Operating Officers of the Bank

                   Name/Office Held                         Held         Bank         Age as of
                                                            Since      Employee        3/10/05
                                                                         Since
Kenneth R. Shoemaker, President,                            1987         1986            57
  Chief Executive Officer
Stephen C. Oldt, Executive Vice                             1987         1987            62
  President, Chief Operations Officer
Philip E. Fague, Executive Vice President,                  1999/        1988            45
  Chief Sales and Service Officer                           2000
Bradley S. Everly, Senior Vice                              1997         1997            53
  President, Chief Financial Officer
Benjamin S. Stoops, Vice President,                         1998         1998            53
  Chief Technology Officer
Jeffrey W. Embly, Vice President,                           1999         1997            34
 Senior Loan Officer
Barbara E. Brobst, Vice President,                          2002         1997            46
  Senior Trust Officer
Nathan A. Eifert, Vice President,                           2003         2000            36
  Director of Marketing
Stephen C. Caldwell, Vice President,                        2003         2002            56
  Director of Human Resources

Item 4.  Submission of Matters to Vote of Security Holders.
   None
                                     Part II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
          Matters.
   Orrstown Financial Services, Inc.'s common stock is not traded on a national securities exchange, but is traded through the local and over the counter local markets under the symbol ORRF. At December 31, 2004, the approximate number of shareholders of record was approximately 2,555. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

                           2004                          2003
                   Market Price    Quarterly      Market Price   Quarterly
Dividend (1)      High      Low    Dividend      High     Low   Dividend

First quarter     $50.00   $32.50   $0.120      $24.29  $22.38  $0.0955
Second quarter    $44.00   $40.00   $0.120      $29.00  $23.10  $0.1050
Third quarter     $47.00   $40.30   $0.130      $33.75  $30.00  $0.1050
Fourth quarter    $45.25   $42.00   $0.130      $34.00  $31.88  $0.1150

(1)Note: All per share data has been restated after giving retroactive recognition to a 5% stock dividend effective May 30, 2004 and a 2-for-1 stock split effective February 10, 2004.

   See Note 15 to the financial statements contained in the annual shareholders' report for the year ended December 31, 2004 for restrictions on the payment of dividends.

Item 6.   Selected Financial Data.
   The selected five-year financial data on page 34 of the annual shareholders' report for the year ended December 31, 2004 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
   Contractual obligation payments due by period of the Corporation as of December 31, 2004 are as follows:

                              Less than     1 - 3       3 - 5     More than     Total
                               1 year       years       years      5 years
(Dollars in Thousands)
Contractual obligations
Long-term debt obligations     $    2,020   $  6,392   $  13,282   $  13,875  $  35,569
Operating lease obligations           127        213         177           0        517
                              ----------- ----------   ---------   ---------  ---------

Total                          $    2,147    $ 6,605   $  13,459   $  13,875  $  36,086
                              =========== ==========   =========   =========  =========

   All other information required by Item 7 is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 24 through 33 of the annual shareholders' report which are incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
   The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 4 through 34 of the annual shareholders' report for the year ended December 31, 2004 and are incorporated herein by reference. Certain statistical information required in addition to those included in the annual shareholders' report are submitted herewith as follows.
Description of Statistical Information                        Page
   Changes in net interest income tax equivalent yields         9
   Investment portfolio                                        10
   Loan portfolio                                              11
   Summary of loan loss experience                             12
   Nonaccrual, delinquent and impaired loans                   12
   Allocation of allowances for loan losses                    13
   Deposits                                                    14
   Return on equity and assets                                 14
   Consolidated summary of operations                          15


       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
              CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

                                  2004 Versus 2003                      2003 Versus 2002
                                Increase (Decrease)                    Increase (Decrease)
                                  Due to Change in                      Due to Change in
(Dollars in Thousands)   Average      Average       Total        Average     Average     Total
                         Volume        Rate       Increase       Volume       Rate      Increase
                                                 (Decrease)                            (Decrease)

Interest Income
Loans (net of unearned  $    3,493    ($   850)    $    2,643   $    3,507  ($ 2,529)  $      978
discounts)
Taxable investment           (115)           11         (104)          494    (1,004)        (510)
securities
Nontaxable investment        (122)         (72)         (194)         (29)       (25)         (54)
securities
Other short-term              (21)           41            20         (36)       (83)        (119)
investments
                       -----------   ----------    ----------   ----------   --------   ----------
Total interest income        3,235        (870)         2,365        3,936    (3,641)          295
                       -----------   ----------    ----------   ----------   --------   ----------
Interest Expense
Interest bearing               153        (246)          (93)          553      (720)        (167)
demand
Savings deposits                17         (22)           (5)           26       (87)         (61)
Time deposits                  485        (201)           284          136      (962)        (826)
Short-term borrowings           10           51            61         (13)      (142)        (155)
Long-term borrowings            83        (101)          (18)          180      (199)         (19)
                       -----------   ----------    ----------   ----------   --------   ----------
Total interest expense         748        (519)           229          882    (2,110)      (1,228)
                       -----------   ----------    ----------   ----------   --------   ----------
Net interest income                               $     2,136                           $   1,523
                                                   ----------                           ----------

   Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                              INVESTMENT PORTFOLIO

   The following table shows the maturities of investment securities at book value as of December 31, 2004, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

(Dollars in Thousands)        Within 1      After 1      After 5     After 10         Total
                                year       year but     years but      years
                                           within 5     within 10
                                             years        years
Bonds:
U. S. Treasury
    Book value                 $       28   $   1,378     $      0     $       0      $   1,406
    Yield                           5.75%       4.51%           0%            0%          4.53%
U. S. Government agencies
    Book value                          0      10,964            0             0         10,964
    Yield                              0%       3.23%           0%            0%          3.23%
State and municipal
    Book value                      1,364           0        2,018        20,503         23,885
    Yield                           8.70%          0%        7.36%         7.83%          7.84%
Trust preferred
    Book value                          0           0            0         1,000          1,000
    Yield                              0%          0%           0%         9.25%          9.25%
                               ----------  ----------   ----------     ---------     ----------
Total book value               $    1,392    $ 12,342     $  2,018      $ 21,503       $ 37,255
Yield                               8.64%       3.37%        7.36%         7.90%          6.40%
                               ----------  ----------   ----------     ---------     ----------
Mortgage-backed securities:
    Total book value                                                                   $ 39,663
    Yield                                                                                 4.02%
Equity Securities:
    Total book value                                                                   $  1,660
    Yield                                                                                 4.53%
                               ----------  ----------   ----------     ---------     ----------
Total Investment Securities                                                            $ 78,578
    Yield                                                                                 5.16%
                               ----------  ----------   ----------     ---------     ----------

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                                 LOAN PORTFOLIO


   The following table presents the loan portfolio at the end of each of the last five years:

(Dollars in Thousands)       2004      2003      2002      2001       2000
Commercial, financial and
agricultural               $ 38,659   $38,186   $33,806   $28,534   $23,938
Real estate -                18,744    21,016    22,048    20,480    17,425
Construction
Real estate - Mortgage      324,703   277,985   217,791   192,192   157,722
Consumer (net of unearned     7,162     7,867     7,746     8,610    10,096
discount)
                          ---------  --------  --------  --------  --------

Total loans
                          $389,268   $345,054  $281,391  $249,816 $209,181
                          ---------  --------  --------  -------- ---------


   Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments, and credit cards) at December31, 2004:

                                      Under       One to       Over
                                       One         Five        Five
(Dollars in Thousands)                 Year        Years       Years     Total
Commercial, financial and
agricultural                        $     1,568  $   10,612  $  26,479  $  38,659
Real estate -  Construction               3,835       2,349     12,560     18,744
                                    ----------- -----------  ---------  ---------
Total loans                         $     5,403  $   12,961  $  39,039  $  57,403
                                    ----------- -----------  ---------  ---------

   The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2004:

                                                Fixed             Variable
                                                 Rate
(Dollars in Thousands)                          Loans            Rate Loans
Due within one year                            $    1,332         $    26,871
Due after one but within five years                19,475              16,298
Due after five years                               76,418             248,874
                                               ----------          ----------
Total loans                                     $  97,225          $  292,043
                                               ----------          ----------

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                           Years Ended December 31
(Dollars in Thousands)                       2004        2003        2002       2001        2000
Average total loans outstanding             $369,409     $313,833   $264,296   $233,103    $192,902
  (net of unearned   income)
Allowance for loan losses, beginning
   of period                                   4,161        3,734      3,104      2,691       2,455
Additions to provision for loan losses           210          491        720        504         360
  charged to operations
Loans charged off during the year
    Mortgages                                      9           12          0          0           0
    Commercial                                    21            4         48         67          99
    Installment                                   39           33         36          2          19
    Personal credit lines and credit cards        16           32         17         29          11
                                          ----------   ----------  ---------  ---------   ---------
Total charge-off's                                85           81        101         98         129
                                          ----------   ----------  ---------  ---------   ---------
Recoveries of loans previously charged off:
    Mortgages                                      3            3          0          0           0
    Commercial                                     0            0          3          6           1
    Installment                                   25            8          8          1           2
    Personal credit lines and credit cards         4            6          0          0           2
                                          ----------   ----------  ---------  ---------   ---------
Total recoveries                                  32           17         11          7           5
                                          ----------   ----------  ---------  ---------   ---------
Net loans charged off (recovered)                 53           64         90         91         124
                                          ----------   ----------  ---------  ---------   ---------
Allowance for loan losses, end of period  $    4,318   $    4,161  $   3,734  $   3,104   $   2,691
Ratio of net loans charged off to              0.01%        0.02%      0.03%      0.04%       0.06%
  average loans outstanding

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

(Dollars in Thousands)                  2004         2003         2002         2001       2000

Nonaccrual loans                  $      314   $      130   $       85   $       56  $      12
Accrual loans
  Restructured                             0        1,410        1,428            0          0
  30 through 89 days past due          1,643        1,440        1,419        2,244        865
  90 days or more past due             2,550        2,743         1446          644        814
                                  ----------   ----------   ----------   ----------  ---------
Total accrual loans               $    4,193   $    5,593   $    4,293   $    2,888  $   1,679
                                  ----------   ----------   ----------   ----------  ---------

   See Note 6 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and discussion concerning impaired loans at December 31, 2004.
       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

   In retrospect the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category. The following is an allocation by loan categories of the allowance for loan losses for the last five years at December 31,

                                            2004                       2003
                                                  Percentage               Percentage
                                     Allowance    of Loans to  Allowance   of Loans to
(Dollars in Thousands)                Amount        Total        Amount      Total
                                                    Loans                    Loans
Commercial, financial and            $      1,381       10%     $      928       11%
agricultural
Real estate - Commercial                      617       39%            828       44%
Real estate - Construction                      0        5%              0        6%
Real estate - Mortgage                        330       44%            326       36%
Consumer                                      105        2%              9        3%
Unallocated                                 1,885        0%          2,070        0%
                                     ------------  --------    -----------  --------
Total                                $      4,318      100%     $    4,161       100%
                                     ------------  --------    -----------  --------
                                            2002                       2001
                                                  Percentage               Percentage
                                     Allowance    of Loans to   Allowance   of Loans to
(Dollars in Thousands)                Amount        Total        Amount      Total
                                                    Loans                    Loans
Commercial, financial and           $         806       12%     $      466       11%
agricultural                                                           466
Real estate - Commercial                      545       41%            563       46%
Real estate - Construction                      0        8%              0        8%
Real estate - Mortgage                        255       36%            350       31%
Consumer                                       28        3%             33        4%
Unallocated                                 2,100        0%          1,692        0%
                                     ------------  --------    -----------  --------
Total                                $      3,734      100%     $    3,104      100%
                                     ------------  --------    -----------  --------

                                            2000
                                                  Percentage
                                     Allowance    of Loans to
(Dollars in Thousands)                Amount        Total
                                                    Loans
Commercial, financial and            $         43       12%
agricultural                                   43
Real estate - Commercial                      786       21%
Real estate - Construction                      0        8%
Real estate - Mortgage                         56       54%
Consumer                                       34        5%
Unallocated                                 1,772        0%
                                    -------------  --------

Total                                $      2,691      100%
                                    -------------  --------

       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                                    DEPOSITS

   The average amounts of deposits are summarized below:

                                              Years Ended December 31,
(Dollars in Thousands)                   2004            2003           2002
Demand deposits                       $      57,762   $     47,416   $     39,688
Interest bearing demand deposits            183,649        170,832        136,500
Savings deposits                             29,752         26,602         23,558
Time deposits                               114,181         97,539         94,043
                                     --------------  -------------  -------------
Total deposits                        $     385,344   $    342,389   $    293,789
                                     --------------  -------------  -------------

   The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 2004:

(Dollars in Thousands)
Three months or less                 $       16,962
Over three months through twelve              4,930
months
over one year through three years             8,767
Over three years                              3,027
                                     --------------
Total                                $       33,686
                                     --------------



       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                           RETURN ON EQUITY AND ASSETS

   The following table presents a summary of significant earnings and capital ratios applying daily average balances for the years ended December 31,

(Dollars in Thousands)         2004            2003            2002
Average assets                 $  495,919     $  443,737     $   385,765
Net income                          7,770          6,980           5,915
Average equity                     46,309         40,491          34,408
Cash dividends paid                 2,556          2,126           1,722
Return on assets                    1.57%          1.57%           1.53%
Return on equity                   16.78%         17.24%          17.19%
Dividend payout ratio              32.89%         30.45%          29.12%
Equity to asset ratio               9.34%          9.12%           8.92%


       ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
                       CONSOLIDATED SUMMARY OF OPERATIONS

                                                       Years Ended December 31,
(Dollars in Thousands)                  2004          2003        2002        2001         2000

Interest income                       $    25,892  $    23,484  $   23,173 $    23,978   $   21,758
Interest expense                            6,986        6,757       7,985      10,677       10,318
                                      -----------  -----------  ----------  ----------  -----------
Net interest income                        18,906       16,727      15,188      13,301       11,440
Provision for loan losses                     210          491         720         504          360
                                      -----------  -----------  ----------  ----------  -----------
Net interest income after
  provision for loan losses                18,696       16,236      14,468      12,797       11,080
                                      -----------  -----------  ----------  ----------  -----------
Other income:
Trust and brokerage services                2,471        1,948       1,780       1,480        1,466
Service charges on deposits, other
 service charges, collection and
exchange
 charges, commissions and fees              4,082        3,866       3,171       2,634        1,818
Other operating income                        416          618         409         366          458
                                      -----------  -----------  ----------  ----------  -----------
Total other income                          6,969        6,432       5,360       4,480        3,742
                                      -----------  -----------  ----------  ----------  -----------
Income before operating expense            25,665       22,668      19,828      17,277       14,822

Operating expenses:
Salaries and employees benefits             7,909        6,787       5,993       5,151        4,755
Occupancy and equipment expense             2,398        2,109       1,800       1,676        1,558
Other operating expenses                    4,411        4,114       3,895       3,420        2,800
                                      -----------  -----------  ----------  ----------  -----------
Total operating expenses                   14,718       13,010      11,688      10,247        9,113
                                      -----------  -----------  ----------  ----------  -----------
Income before income taxes                 10,947        9,658       8,140       7,030        5,709
Income tax                                  3,177        2,678       2,225       1,938        1,537
                                      -----------  -----------  ----------  ----------  -----------
Net income applicable to common
   stock                              $     7,770   $    6,980  $   5,915   $    5,092   $    4,172
                                      -----------  -----------  ----------  ----------  -----------
Per share data: (1)
Basic earnings                        $      1.52   $     1.38   $    1.18  $     1.02   $     0.85
Diluted earnings                      $      1.47   $     1.34   $    1.15  $     1.01   $     0.84
Cash dividends                        $      0.50   $     0.42   $    0.34  $     0.28   $     0.26

Weighted average shares:
Basic                                   5,106,683    5,054,370   5,020,288   4,970,084    4,915,753
Diluted                                 5,294,165    5,215,538   5,133,363   5,036,082    4,939,464

(1)  Per share amounts have been restated to reflect::
   The 2-for-1 stock split paid February 10, 2004
   The 5% stock dividend paid May 30, 2003
   The 5% stock dividend paid September 15, 2001

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
   Not applicable.

Item 9a.  Controls and Procedures
   The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2004. Based on such evaluation, such officers have concluded that the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act. Management's report on internal control over financial reporting as of December 31, 2004 is shown on Page 3 of the annual shareholders' report for the year ended December 31, 2004 and is incorporated herein by reference. The attestation report of the registered public accounting firm on management's assessment of internal control over financial reporting is show non Pages 1 and 2 of the annual shareholders' report for the year ended December 31, 2004 and is incorporated herein by reference. There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the fourth quarter of 2004.

Item 9b.  Other Information
   The Corporation had no other events that should have been disclosed on form 8K that were not already disclosed on such form.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
   The Corporation has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Corporation's Code of Ethics for Senior Financial Officers is available on Orrstown Bank's website at http://www.orrstown.com.
   All other information required by Item 10 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11.  Executive Compensation
   The information required by Item 11 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management Equity Compensation Plan Information

     Plan Category        Number of securities to     Weighted-average          Number of
                          be issued upon exercise    exercise price of         securities
                          of outstanding options    outstanding options    remaining available
                                                                           for future issuance
                                                                              under equity
                                                                           compensation plans
                                                                               (excluding
                                                                               securities
                                                                           reflected in column
                                                                                  (a))
                                    (a)                     (b)                    (c)
Equity compensation                  178,260                      $ 26.42       234,854
plan approved by
security holders

Equity compensation                   23,516                      $ 21.65        42,094
plan not approved by
security holders (1)
                                   ---------                      -------     ---------
Total                                201,776                      $ 25.87       276,948
                                   ---------                      -------     ---------

  (3) Non-Employee Director Stock Option Plan of 2000. On January 27, 2000, the Board of Directors of the Corporation approved the Orrstown Financial Services, Inc. Non-Employee Director Stock Option Plan of 2000. The Directors' Option Plan is a formula plan under which options to purchase shares of the Corporation's Common Stock are granted each year to directors in office on April 1. The number of options granted each year is based on the Corporation's return on average equity for the most recent fiscal year. All options have a term of 10 years from the regular grant date, are fully exercisable from the regular grant date, and have an exercise price equal to the fair market value of the Corporation's Common Stock as of the date of the grant of the option based upon criteria as outlined in the plan. If a director "retires", whether as a result of reaching mandatory retirement age, or under any other circumstances, the Board of Directors, in its discretion, may determine to constitute retirement, the options previously granted to the director will expire at their scheduled expiration date. If a director's service as a director terminates for any other reason, the options previously granted to the director will expire six months after the date of termination of service unless scheduled to expire sooner.

   All other information required by Item 12 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

   The information required by Item 14 is incorporated by reference from Orrstown Financial Services, Inc.'s definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports of Form 8-K.
(a) The following documents are filed as part of this report:
     (1) - Financial Statements - The following consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2004, are incorporated by reference in Item 8:
          Consolidated balance sheets - December 31, 2004 and 2003
          Consolidated statements of income - Years ended December 31, 2004, 2003, and 2002
          Consolidated statements of shareholders' equity - Years ended December 31, 2004, 2003, and 2002
          Consolidated statements of cash flows - Years ended December 31, 2004, 2003, and 2002
          Notes to consolidated financial statements - December 31, 2004

     (2) - Financial Statement Schedules - All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) - Exhibits
          (3) (i)   Articles of incorporation. Incorporated by reference to
               Exhibit 3(i) of the registrant's Form 10-K for the year ended December 31, 1998.
          (3)(ii) By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4, Registration No. 33-18888.
          (4) Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant's common stock are contained in:
          (i) Articles of Incorporation of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3(i) of the registrant's Form 10-K for the year ended December 31, 1998.
          (ii) By-laws of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-18888).
          (10.1)    Change in control agreement between Orrstown Financial
               Services, Inc. and its chief executive officer. Incorporated by reference to Exhibit 99 of the registrant's Form 10-K for the year ended December 31, 1996.
          (10.2)    Salary continuation plan for selected officers -
               incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
               (10.3)    Officer group term replacement plan for selected
               officers - incorporated by reference to the registrant's Form 10-K for the year ended December 31, 1999
               (10.4)    Director retirement plan - incorporated by reference to
               the registrant's Form 10-K for the year ended December 31, 1999
               (10.5)    Revenue neutral retirement plan - incorporated by
               reference to the registrant's Form 10-K for the year ended December 31, 1999
               (10.6)    Non-employee director stock option plan of 2000 -
               incorporated by reference to the registrant's registration statement on Form S-8 dated April 11, 2000
               (10.7)    Employee stock option plan of 2000 - incorporated by
               reference to the registrant's registration statement on Form S-8 dated March 31, 2000
          (13)      Annual report to security holders - filed herewith
               (14) Code of Ethics Policy for Senior Financial Officers - Incorporated by reference under Item 10 of this annual report
          (21) Subsidiaries of the registrant - filed herewith
          (23.1)    Consent of independent auditors - filed herewith
               (31.1)    Rule 13a - 14(a)/15d-14(a) Certification (Chief
               Executive Officer) - Filed herewith.
               (31.2)    Rule 13a - 14(a)/15d-14(a) Certifications (Chief
               Financial Officer) - Filed herewith.
          (32.1)    Section 1350 Certifications (Chief Executive Officer) -
               Filed herewith.
          (32.1)    Section 1350 Certifications (Chief Financial Officer) -
               Filed herewith.
     All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) The registrant filed the following reports on Form 8-K during the calendar year ended December 31, 2004:
     Report filed January 2, 2004
     Registrant announced a 2-for-1 Stock Split payable February 10, 2004.

     Report filed July 15, 2004
     Registrant announced purchase of an investment management business.

     Report filed July 22, 2004
     Registrant announced its earnings for the period ended June 30, 2004

     Report filed October 25, 2004
     Registrant announced its earnings for the period ended September 30, 2004

(c) Exhibits - The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(d) Financial statement schedules - None required.


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


                                        ORRSTOWN FINANCIAL SERVICES, INC.
                                                   (Registrant)

                                        By  /s/ Kenneth R. Shoemaker
                                                Kenneth R. Shoemaker,President
Dated:  March 10, 2005                          (Duly authorized officer)

                                        By /s/  Bradley S. Everly
                                                Bradley S. Everly,
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
        Signature                Title                              Date
/s/ Kenneth R. Shoemaker    President, CEO and                March 10, 2005
Kenneth R. Shoemaker        Director

/s/ Anthony F. Ceddia       Director                          March 10, 2005
Dr. Anthony F. Ceddia

/s/ Glenn W. Snoke          Director                          March 10, 2005
Glenn W. Snoke

/s/ Gregory A. Rosenberry   Director                          March 10, 2005
Gregory A. Rosenberry

/s/ Joel R. Zullinger       Chairman of the                   March 10, 2005
Joel R. Zullinger           Board and Director

/s/ Jeffrey W. Coy          Vice Chairman                     March 10, 2005
Jeffrey W. Coy              of the Board
                            and Director

/s/ John S. Ward            Director                          March 10, 2005
John S. Ward

/s/ Denver L. Tuckey        Secretary and                     March 10, 2005
Denver L. Tuckey            Director

/s/ Andrea Pugh             Director                          March 10, 2005
Andrea Pugh
                                                                      Exhibit 21


                         SUBSIDIARIES OF THE REGISTRANT

1. Orrstown Bank, Orrstown, Pennsylvania; a state-chartered bank organized under Pennsylvania Banking Code of 1965.
2. Pennbanks Insurance Company Cell P1 is a reinsurer of credit, life and disability insurance, which services customers of Orrstown Bank.


                                                                    Exhibit 23.1


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Orrstown Financial Services, Inc.

          We consent to the incorporation by reference in to previously filed Registration Statements (Form S-4 No. 33-18888, Form S-3 No. 333-53405, Form S-8 No. 333-33714, Form S-8 No. 333-34504, and Form S-8 No. 333-33712) of Orrstown
Financial Services, Inc. of our report dated February 11, 2005, appearing in the 2004 annual report to shareholders incorporated by reference in this Form 10-K of Orrstown Financial Services, Inc. for the year ended December 31, 2004.

                              /S/ SMITH ELLIOTT KEARNS & COMPANY, LLC
                              --------------------------------------------------
                              SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
March 10, 2005


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

   (d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


                         By: /s/ Kenneth R. Shoemaker
                                 Kenneth R. Shoemaker
                                 President and CEO
                                 (Principal Executive Officer)
                                  March 10, 2005




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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

   (d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


                          By: /s/ Bradley S. Everly
                                  Bradley S. Everly
                                  Sr. Vice President and CFO
                                  (Principal Financial Officer)
                                  March 10, 2005


                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Kenneth R. Shoemaker, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the report.



                                    /s/  Kenneth R. Shoemaker
                                    Kenneth R. Shoemaker
                                    President and Chief Executive Officer

Dated: March 10, 2005

                                                       Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Bradley S. Everly, Senior Vice President and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the report.



                                    /s/  Bradley S. Everly
                                    Bradley S. Everly
                                    Senor Vice President and
                                    Chief Financial Officer

Dated: March 10, 2005