Form 10-Q
period 2005-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2005-05-10
CIK 826154

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2005

                                    33-18888
                                   ----------
                            (Commission file number)




                        ORRSTOWN FINANCIAL SERVICES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)




Commonwealth of Pennsylvania                                        23-2530374
                                                               -----------------

(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                 Identification
No.)



77 East King Street                                                      17257
                                                                      ----------
P.O. Box 250, Shippensburg, Pennsylvania                              (Zip Code)
----------------------------------------
(Address of principal executive offices)


                                 (717) 532-6114
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES        X                      NO ________
                                  ----------                     --------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Exchange Act).
                            YES        X                      NO ________
                                  ----------                     --------

Common Stock, no par value                                 5,138,394
                                                  ------------------------
(Title of Class)                                  (Outstanding Shares)









                                  Page 1 of 22
                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX








Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial statements (unaudited)
          Condensed consolidated balance sheets - March 31, 2005
              and December 31, 2004                                       4
          Condensed consolidated statements of income - Three months
              ended March 31, 2005 and 2004                               5
          Condensed consolidated statements of comprehensive income -
              Three months ended March 31, 2005 and 2004                  6
          Condensed consolidated statements of cash flows - Three
              months ended March 31, 2005 and 2004                        7
          Notes to condensed consolidated financial statements            8 - 9

Item 2.  Management's discussion and analysis of financial condition and
              results of operations                                      10 - 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               17

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
     Equity Securities                                                   17

Item 3.  Defaults Upon Senior Securities                                 17

Item 4.  Submission of Matters to a Vote of Securities Holders           17

Item 5.  Other Information                                               17

Item 6.  Exhibits                                                        19 - 22


SIGNATURES                                                               18












                                  Page 2 of 22










                         PART I - FINANCIAL INFORMATION


















































                                  Page 3 of 22
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                             (Unaudited)     (Audited) *
                                                              March 31,      December 31,
(Dollars in Thousands)                                          2005             2004

ASSETS
  Cash and due from banks                                        $   9,572     $   11,456
  Federal funds sold                                                13,766          8,393
                                                                 ---------     ----------
    Cash and cash equivalents                                       23,338         19,849

  Interest bearing deposits with banks                                 328          1,124
  Securities available for sale                                     79,810         79,829
  FHLB, Federal Reserve and Atlantic Central Bankers
  Bank stock,
    at cost which approximates market value                          2,549          2,972

  Loans                                                            402,702        389,268
  Allowance for loan losses                                        (4,338)        (4,318)
                                                                 ---------     ----------
    Net Loans                                                      398,364        384,950

  Premises and equipment, net                                       13,172         13,222
  Accrued interest receivable                                        1,851          1,775
  Cash surrender value of life insurance                             7,575          7,516
  Other assets                                                       4,024          3,414
                                                                 ---------     ----------
Total assets                                                     $ 531,011      $ 514,651
                                                                 =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
      Non-interest bearing                                      $   63,197     $   66,784
      Interest bearing                                             355,654        338,579
  Total deposits                                                   418,851        405,363

  Short term borrowings                                             20,545         19,493
  Long-term debt                                                    35,403         35,569
  Accrued interest payable                                             280            266
  Other liabilities                                                  5,379          4,710
                                                                 ---------     ----------
Total liabilities                                                  480,458        465,401
                                                                 ---------     ----------
  Common stock, no par value - $ .05205 stated value per
  share;
    50,000,000 shares authorized; 5,138,394 and
  5,126,205 shares
    issued                                                             268            267
  Additional paid - in capital                                      34,858         34,434
  Retained earnings                                                 15,174         13,723
  Accumulated other comprehensive income                               253            826
                                                                 ---------     ----------
Total shareholders' equity                                          50,553         49,250
                                                                 ---------     ----------
Total liabilities and shareholders' equity                       $ 531,011      $ 514,651
                                                                 =========     ==========

The accompanying notes are an integral part of these condensed financial statements.

                                  Page 4 of 22
ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three Months Ended
                                                     March         March
(Dollars in Thousands)                                2005          2004
INTEREST INCOME
  Interest and fees on loans                          $ 6,261       $ 5,202
  Interest and dividends on investment securities         914           919
  Interest on short term investments                       44             6
                                                      -------       -------
Total interest income                                   7,219         6,127
                                                      -------       -------
INTEREST EXPENSE
  Interest on deposits                                  1,492         1,215
  Interest on short-term borrowings                       108            76
  Interest on long-term debt                              361           370
                                                      -------       -------
Total interest expense                                  1,961         1,661
                                                      -------       -------
Net interest income                                     5,258         4,466
  Provision for loan losses                                24           150
                                                      -------       -------
Net interest income after provision for loan            5,234         4,316
losses
                                                      -------       -------
OTHER INCOME
  Service charges on deposits                             807           681
  Other service charges                                   270           210
  Trust department income                                 537           456
  Brokerage income                                        197            96
  Other income                                             92           107
  Securities gains / (losses)                             (2)            67
                                                      -------       -------
Total other income                                      1,901         1,617
                                                      -------       -------
OTHER EXPENSES
  Salaries and employee benefits                        2,200         1,910
  Net occupancy and equipment expenses                    639           573
  Data processing                                         141           129
  Advertising                                              95            54
  Other operating expenses                                952           731
                                                      -------       -------
Total other expense                                     4,027         3,397
                                                      -------       -------
Income before income tax                                3,108         2,536
  Income tax expenses                                     937           730
                                                      -------       -------
Net income                                            $ 2,171       $ 1,806
                                                      =======       =======
PER SHARE DATA
Earnings per share
  Basic earnings per share                         $     0.42    $     0.35
  Weighted average number of shares outstanding     5,134,435     5,088,942

  Diluted earnings per share                       $     0.41    $     0.34
  Weighted average number of shares outstanding     5,331,682     5,260,132

Dividends per share                                $     0.14    $     0.12

The accompanying notes are an integral part of these condensed financial statements.

                                  Page 5 of 22
ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                      Three Months Ended
                                                     March         March
(Dollars in Thousands)                                2005          2004

COMPREHENSIVE INCOME
  Net Income                                         $  2,171      $  1,806

  Other comprehensive income, net of tax
  Unrealized gain (loss) on investment securities       (573)           301
    available for sale

                                                     --------      --------
Comprehensive Income                                 $  1,598      $  2,107
                                                     ========      ========









































The accompanying notes are an integral part of these condensed financial statements.

                                  Page 6 of 22
ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended
                                                                 March              March
(Dollars in Thousands)                                            2005              2004

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $   2,171          $   1,806
  Adjustments to reconcile net income to net cash provided
  by
    operating activities:
      Depreciation and amortization                                     311                253
      Provision for loan losses                                          24                150
      Other, net                                                        208              (215)
                                                                  ---------          ---------
Net cash provided by operating activities                             2,714              1,994
                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing deposits with banks                  796                647
  Purchases of available for sale securities                        (4,262)              (259)
  Sales and maturities of available for sale securities               3,418             11,928
  Net (purchases) sales of FHLB Stock                                   423              (293)
  Net (increase) in loans                                          (13,438)           (14,095)
  Purchases of bank premises and equipment                            (241)              (520)
                                                                  ---------          ---------
Net cash (used) by investing activities                            (13,304)            (2,592)
                                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                           13,488             11,670
  Cash dividends paid                                                 (719)              (612)
  Proceeds from sale of stock                                           424                518
  Cash paid in lieu of fractional shares                                  -                  -
  Net increase (decrease) in short term purchased funds               1,052            (6,630)
  Proceeds in long term debt                                              -                  -
  Payments on long term debt                                          (166)            (1,162)
                                                                  ---------          ---------
Net cash provided by financing activities                            14,079              3,784
                                                                  ---------          ---------
Net increase in cash and cash equivalents                             3,489              3,186
Cash and cash equivalents at beginning of period                     19,849             16,112
                                                                  ---------          ---------
Cash and cash equivalents at end of period                        $  23,338          $  19,298
                                                                  =========          =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                    $   1,947          $   1,658
      Income Taxes                                                        0                  0


Supplemental schedule of non-cash investing and financing
activities:
  Unrealized gain (loss) on investments available for sale
  (net of
    deferred taxes of $295 and $155 at March 31, 2005 and
  2004,
    respectively)                                                     (573)                301

The accompanying notes are an integral part of these condensed financial statements.


                                  Page 7 of 22
                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)


Note 1:  Summary of Significant Accounting Policies

Basis of Presentation
The unaudited financial information presented at and for the three months ended March 31, 2005 and 2004 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2004 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2004.

Operating
The consolidated financial statements include the accounts of Orrstown Financial Services, Inc. (the Corporation) and its wholly-owned subsidiaries, Orrstown Bank (the Bank) and Pennbanks Insurance Company Cell P1. All significant intercompany transactions and accounts have been eliminated. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Cash Flows
For purposes of the Statements of Cash Flows, cash and cash equivalents include Cash and due from banks and Federal funds sold. As permitted by Statement of Financial Accounting Standards No. 104, the Corporation has elected to present the net increase or decrease in deposits with banks, loans and deposits in the Statement of Cash Flows.

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












                                  Page 8 of 22

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

The Corporation has classified all investments securities as "available for sale". At December 31, 2004, fair value exceeded amortized cost by $1,251,000 and at March 31, 2005 fair value exceeded amortized cost by $384,000. In shareholders' equity, the balance of accumulated other comprehensive income decreased to $253,000 from $826,000 at December 31, 2004 due to the first quarter write down of the investment securities portfolio.


Note 2:  Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As of March 31, 2005, $ 11,804,000 of standby letters of credit have been issued. The Bank does not anticipate any losses as a result of these transactions.

Note 3:  Subsequent Events

On May 3, 2005, the Board of Directors declared a 5% stock dividend, payable on June 29, 2005 with shareholders of record as of June 3, 2005. Each shareholder will be granted a single share for each 20 shares owned as of the record date. There will be a cash payment for any fractional shares.


















                                  Page 9 of 22
PART I - FINANCIAL INFORMATION
Item 2.
                        ORRSTOWN FINANCIAL SERVICES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Overview
The following is a discussion of our consolidated financial condition and results of operations for each of the three months ended March 31, 2005 and three months ended March 31, 2004. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

Some statements and information may contain forward-looking statements. The following factors, among others, could cause actual results to differ materially from forward-looking statements include: general political and economic conditions, unforeseen changes in the general interest rate environment, developments concerning credit quality in various corporate lending industry sectors, legislative or regulatory developments, legal proceedings, pending and proposed changes in accounting rules, policies, practices, and procedures. Each of these factors could affect estimates and assumptions used to produce forward looking statements causing actual results to differ materially from those anticipated. Future results could also differ materially from historical performance.

Critical Accounting Policies
The Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

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


SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $2,171,000 for the first quarter of 2005 compared to $1,806,000 for the same period in 2004, representing an increase of $365,000 or 20.2%. Basic earnings per share increased $0.07 to $0.42 in the recent quarter from the $0.35 earned during the first three months of 2004. Diluted earnings per share for the same period was $0.41 and $0.34 respectively.

The following statistics compare 2005's first quarter performance to that of 2004:

                                          Three Months Ended
                                         March          March
                                          2005          2004
Return on average assets                  1.70%          1.54%
Return on average equity                 17.43%         16.47%
Average equity / Average assets           9.74%          9.37%

Net Interest Income
Net interest income for the first quarter of 2005 was $5,258,000 representing a growth of $792,000, or 17.7% over the $4,466,000 realized during the same quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the first quarter of 2005 and 2004 was $5,453,000 and $4,641,000, respectively.



                                  Page 10 of 22
Interest income totaled $7,219,000 for the first three months of 2005 verses $6,127,000 for the same period last year, a difference of $1,092,000 or 17.8%. Growth of earning assets was due almost equally to volume increases and interest rate increases. The rate on earning assets went from 6.10% for the first quarter 2005 from 5.66% in the same quarter last year. Increases in the prime lending rate and the federal funds rate during the last half of 2004 and continuing through the first quarter of 2005 have helped the earnings stream of the Bank and Corporation. Total earning assets grew $43.5 million or 9.8% from $443.1 million for the quarter of 2004 to $486.6 million in the first quarter 2005. Total securities decreased by $4.5 million as a result of payments and maturities of mortgage backed securities. The $4.7 million growth in federal funds sold offset the decline in securities. Mortgage loans maintained their balances growing slightly form $89.4 million to $91.1 million. The growth in mortgage loans occurred in the adjustable rate mortgages while the portfolio of fixed rate mortgages declined. The Bank's commercial loans increased $32.5 million from $217.1 $249.6. All growth occurred in the variable or semi-fixed commercial loan portfolios. This growth, as well as increases in the prime lending rate, resulted in $876,000 of interest income from the commercial loan portfolio.

Interest expense increased $300,000 from $1,961,000 to $1,661,000 or 18.1% over the first quarter of 2004. The growth in loans was funded by the growth in deposits. Core deposits like non interest demand deposits grew $10.0 million while interest bearing transaction accounts increased $15.7 million. Money maker accounts have seen a decline of $11.6 million in balances over last year. Money market accounts continued to grow throughout 2004 and have now leveled out increasing the average daily balance from $16.8 million during the first quarter
of 2004 to $33.9 million in the current quarter.   As the stock market rates
finally start to increase, deposits in these areas may become more volatile. A newly created product this quarter was a prime savings account. This account grew to $9.2 million within the three months it was opened. This growth in total interest bearing transaction accounts increased interest expense by $74,000, while time deposits increased interest expense by $203,000. Time deposit portfolios increased 22.7% or $24.4 million over the first three months last year with the majority of growth in jumbo certificates of deposits. The balances of short term and long term borrowings were both down compared to last year by $9.1 million. Repurchase agreements go through cycles according to the needs of the school districts and other customers. Reductions in long term borrowings are due to maturities of debt and amortization of principal.

As a result of the balance movements above and the rising interest rate trend, the interest spread increased from 3.87% to 4.13% and the interest margin increased from 4.16% to 4.47% from the first quarter 2004 to the first quarter 2005, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

(Dollars in Thousands)            Three Months Ended
                             March 2005         March 2004
                          Avg        Rates   Avg        Rates
                          Balance            Balance

Interest earning assets      486,647 6.10%      443,126 5.66%
Interest bearing             403,075 1.97%      372,075 1.80%
liabilities
                           ---------          ---------
Free Funds                    83,572             71,051
                           ---------          ---------
Net interest income            5,258              4,466
Net interest spread                  4.13%              3.86%
Net interest margin                  4.47%              4.16%

Free funds ratio                     17.17              16.03
                                         %                  %













                                  Page 11 of 22
RESULTS OF OPERATIONS

The following compares three months ended March 31, 2005 to three months ended March 31, 2004:

Non-Interest Income
Other income, excluding securities gains, increased $353,000, or 22.8%, from $1,550,000 to $1,903,000. Securities gains (losses) decreased from $67,000 in gains in 2004 to $2,000 of net losses from the sale of equity securities in 2005.

Other income decreased $15,000 partially as a result of declining earnings on the cash surrender value of life insurance. Service charge on deposits increased 18.5% or $126,000 primarily as a result of the usage of the bounce protection program and fees from merchant accounts.

Other service charges increased by $60,000. Loan fees increased by $74,000; including a $61,000 increase in secondary mortgage market fees. Insurance fees decreased by $15,000 due to the reduction in new accounts processed.

Asset management fees increased by $81,000 or 17.8%. Trust assets under management increased $27 million from $319 million to $346 million from March 31, 2004 to March 31, 2005. Brokerage income increased $101,000 including $90,000 from Integrity Financial which was purchased in July 2004, therefore there were no related fees in the first quarter 2004. Other brokerage fees increased by $10,000 over the first quarter of 2004.

Non-Interest Expense
Other expenses rose from $3,397,000 during the first quarter 2004 to $4,027,000 during 2005's first quarter, an increase of $630,000, or 18.5%. The $290,000 increase in salaries and benefits was the largest contributor to increased expenses with annual salary increases and the addition of new employees due to company growth in the lending and asset management areas.

Occupancy and equipment expense rose $66,000, or 11.5%, over the prior year due to the addition of our thirteenth branch in the Carlisle region during the second quarter of 2004 and the building of the fourteenth branch in Chambersburg in December 2004. Depreciation expense contributed more than half of the expense, with increases in real estate taxes and insurance expense also.

All other operating expenses increased by $274,000, including a $41,000 increase in advertising expense. Postage, printing and supplies, auditing and accounting and contributions also had noted increases. Even with the increase in non interest expenses, the Corporations overhead efficiency ratio of 54.47% for the current quarter is lower than the first quarter 2004 ratio of 54.66%.

Income Tax Expense
Income tax expense increased $207,000, or 28.4%, during the first quarter of 2005 versus the first quarter of 2004. The Corporation's insurance subsidiary, Cell P-1, had deferred income tax expense of $30,000 recorded during the first quarter of 2005. Tax exempt income from the Bank's investment portfolio has become a slightly smaller part of the revenue steam. The marginal federal income tax bracket is 34% for all periods presented. Effective income tax rates were as follows:


                                                   Three Months
                                                       Ended
                                                  March     March
                                                  2005      2004
Effective income tax rate                         30.1%     28.8%










                                  Page 12 of 22
Provision and Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. The provision for loan losses amounted to $24,000 and $150,000 for the first quarter of 2005 and 2004, respectively. These provisions compared to net charge-offs of $4,000 for the first quarter 2005 and net recoveries of $16,000 for the same period last year. The provision for loan losses decreased 84.0% while loans increased 12.2% on an average daily basis. This served to reduce the unallocated portion of the reserve, under internal evaluation procedures, to approximately 34.8%. The reserve at March 31, 2005 represented 1.08% of loans outstanding. The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)                     Three Months Ended
                                            March       March
                                            2005        2004

Balance at beginning of period              $ 4,318     $ 4,161
Recoveries of loans previously charged            4          21
off
Additions to allowance charged to expense        24         150
                                            -------     -------
    Total                                     4,346       4,332
Loans charged off                                 8           5
                                            -------     -------
Balance at end of period                    $ 4,338     $ 4,327
                                            =======     =======

Nonperforming Assets / Risk Elements
Nonperforming assets at March 31, are as follows:

(Dollars in Thousands)                            2005        2004
Loans on nonaccrual (cash) basis                $    311    $    102
Loans whose terms have been renegotiated               0       1,402
OREO                                                   0         211
                                                --------    --------
Total nonperforming loans and OREO                   311       1,715
                                                --------    --------
Loans past due 90 or more days and still           2,116       2,222
accruing
                                                --------    --------
Total nonperforming and other risk assets       $  2,427    $  3,937
                                                ========    ========
Ratio of total risk assets to total loans and      0.60%       1.10%
OREO
Ratio of total risk assets to total assets         0.46%       0.82%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.











                                  Page 13 of 22

CAPITAL

Orrstown Financial Services, Inc.'s is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.'s capital ratios to regulatory minimum requirements at March 31, 2005 are as follows:

                                                Orrstown                   Regulatory
                                                Financial    Regulatory       Well
                                                                         Capitalized
                                                Services,     Minimums      Minimums
                                                  Inc.

Leverage Ratio                                    9.48%          4%            5%
Risk Based Capital Ratios:
    Tier I Capital Ratio                         11.98%          4%            6%
    Total (Tier I & II) Capital Ratio (core
capital
      plus allowance for loan losses)            13.07%          8%            10%

The growth experienced during 2005 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment and ESOP plans. Dividend reinvestment plan participants have added $252,000 to equity as of March 31, 2005. Also during the first quarter of 2005 there were numerous Employee Stock Options exercised, increasing capital by $172,000, thus decreasing diluted shares. Equity represented 9.52% of assets at March 31, 2005 which is down from 9.57% at December 31, 2004 due assets increasing at a slightly faster pace than equity.

All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2005 or single day fluctuations. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources or operations.


LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer's deposit accounts. Additionally, the Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Funds provided from operating activities were a significant source of liquidity for the first three months of 2005. The net increase in deposits of $13,488 as a source of funds was offset by the cash used by the increase in loans of $13,438 from December 31, 2004 to March 31, 2005.




















                                  Page 14 of 22
PART I - FINANCIAL INFORMATION
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. At March 31, 2005, cumulative gap was $114,778,000 and the RSA/ RSL cumulative ratio was 1.81% and has decreased slightly from the 1.86% since December 31, 2004. The asset biased, or positive, gap position indicates that earnings are naturally enhanced, or more easily maintained, in a rising rate environment. This indicates that the balance sheet is well positioned to react to anticipated rate increases during 2005 and positioned adequately to avoid material earnings damage if rates do not rise.


PART I - FINANCIAL INFORMATION
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:
The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on such evaluation, such officers have concluded that , as of March 31, 2005, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

(b) Changes in internal controls:
There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2005.




























                                  Page 15 of 22








                           PART II - OTHER INFORMATION



















































                                  Page 16 of 22


                                OTHER INFORMATION





Item 1 - Legal Proceedings

      None


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

(a) Exhibits
         31.1    Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

         31.2    Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

         32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                    Section 1350

         32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
                    Section 1350

(b) Reports on From 8-K
                      The Registrant filed the following reports with the
                    Commission on Form 8-K

                      Report Dated April 14, 2005
                      Registrant announced its earnings for the period ended
                    March 31, 2005

                      Report Dated May 3, 2005
                              Registrant announced the declaration of a 5% stock dividend, payable on June 29, 2005 with a record date of June 3, 2005.






                                  Page 17 of 22
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    /s/ Kenneth R. Shoemaker
                                    -------------------------------------------
                                    (Kenneth R. Shoemaker, President & CEO)
                                    (Duly Authorized Officer)




                                    /s/ Bradley S. Everly
                                    -------------------------------------------
                                   (Bradley S. Everly, Senior Vice
                                   President & CFO)
                                   (Chief Financial Officer)




                                    /s/ Robert B. Russell
                                    -------------------------------------------
                                    (Robert B. Russell, Controller)
                                    (Chief Accounting Officer)


Date    May 5, 2005
        -----------




























                                  Page 18 of 22
                                                                    Exhibit 31.1
                                  CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a - 15(f) and 15d - 15(f)) for the registrant and we have:

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

   (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   (d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


                         By: /s/Kenneth R. Shoemaker
                             ------------------------------
                         Kenneth R. Shoemaker
                         President and CEO
                         (Principal Executive Officer)
                         May 5, 2005







                                  Page 19 of 22
                                                                    Exhibit 31.2
                                  CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a - 15(f) and 15d - 15(f)) for the registrant and we have:

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

   (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   (d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


                         By: /s/Bradley S. Everly
                             ----------------------------
                             Bradley S. Everly
                             Sr. Vice President and CFO
                             (Principal Financial Officer)
                             May 5, 2005







                                  Page 20 of 22
                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Kenneth R. Shoemaker, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



                                        /s/ Kenneth R. Shoemaker
                                        ---------------------------------------
                                        Kenneth R. Shoemaker
                                        Chief Executive Officer
                                        May 5, 2005


































                                  Page 21 of 22
                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Bradley S. Everly, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



                                        /s/  Bradley S. Everly
                                        -----------------------------------
                                        Bradley S. Everly
                                        Chief Financial Officer
                                        May 5, 2005

































                                  Page 22 of 22