Form 10-Q
period 2005-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2005-08-08
CIK 826154

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2005

                                    33-18888
                            (Commission file number)




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


                                 (717) 532-6114
              (Registrant's telephone number, including area code)


Indicate by check Junk whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES        X                      NO [____]


Indicate by check Junk whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Exchange Act).
                            YES        X                      NO [____]

Common Stock, no par value                                    5,403,263
(Title of Class)                                    (Outstanding Shares)






                                  Page 1 of 26
                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX







                                                                         Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial statements (unaudited)
          Condensed consolidated balance sheets - June 30, 2005
              and December 31, 2004                                        4
          Condensed consolidated statements of income - Three months
              ended June 30, 2005 and 2004                                 5
          Condensed consolidated statements of income - Six months
              ended June 30, 2005 and 2004                                 6
          Condensed consolidated statements of comprehensive income -
              Three months & Six months ended June 30, 2005 and 2004       7
Condensed consolidated statements of cash flows - Six
              months ended June 30, 2005 and 2004                          8
          Notes to condensed consolidated financial statements        9 - 11

Item 2.  Management's discussion and analysis of financial condition and
              results of operations                                  12 - 17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       18

Item 4.  Controls and Procedures                                          18


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                20

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
     Equity Securities                                                    20

Item 3.  Defaults upon Senior Securities                                  20

Item 4.  Submission of Matters to a Vote of Securities Holders            20

Item 5.  Other Information                                                20

Item 6.  Exhibits                                                    23 - 26


SIGNATURES                                                                22










                                  Page 2 of 26










                         PART I - FINANCIAL INFORMATION


















































                                  Page 3 of 26
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            (Unaudited)   (Audited) *
                                              June 30,    December 31,
(Dollars in Thousands)                          2005          2004

ASSETS
  Cash and due from banks                      $  15,939     $  11,456
  Federal funds sold                              29,000         8,393
                                               ---------     ---------
    Cash and cash equivalents                     44,939        19,849

  Interest bearing deposits with banks             1,126         1,124
  Securities available for sale                   79,111        79,829
  FHLB, Federal Reserve and Atlantic
  Central Bankers Bank stock,
    at cost which approximates market              2,468         2,972
  value

  Loans                                          424,252       389,268
  Allowance for loan losses                      (4,349)       (4,318)
                                               ---------     ---------
    Net Loans                                    419,903       384,950

  Premises and equipment, net                     13,123        13,222
  Accrued interest receivable                      2,022         1,775
  Cash surrender value of life insurance           7,634         7,516
  Other assets                                     3,693         3,414
                                               ---------     ---------
Total assets                                   $ 574,019     $ 514,651
                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
      Non-interest bearing                     $  75,507     $  66,784
      Interest bearing                           377,939       338,579
  Total deposits                                 453,446       405,363

  Short term borrowings                           28,352        19,493
  Long-term debt                                  33,886        35,569
  Accrued interest payable                           302           266
  Other liabilities                                4,957         4,710
                                               ---------     ---------
Total liabilities                                520,943       465,401
                                               ---------     ---------
  Common stock, no par value - $ .05205
  stated value per share;
    50,000,000 shares authorized;
  5,403,263 and 5,126,205 shares
    issued                                           268           267
  Additional paid - in capital                    35,174        34,434
  Retained earnings                               16,961        13,723
  Accumulated other comprehensive income             673           826
                                               ---------     ---------
Total shareholders' equity                        53,076        49,250
                                               ---------     ---------
Total liabilities and shareholders' equity     $ 574,019     $ 514,651
                                               =========     =========
*  Condensed from audited financial
statements
The accompanying notes are an integral part of these condensed financial statements.

                                  Page 4 of 26
ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                     June               June
(Dollars in Thousands)                               2005               2004

INTEREST INCOME
  Interest and fees on loans                       $     6,851        $     5,437
  Interest and dividends on investment securities          856                808
  Interest on short term investments                        98                 37
                                                   -----------        -----------
Total interest income                                    7,805              6,282
                                                   -----------        -----------
INTEREST EXPENSE
  Interest on deposits                                   1,698              1,266
  Interest on short-term borrowings                        154                 50
  Interest on long-term debt                               357                367
                                                   -----------        -----------
Total interest expense                                   2,209              1,683
                                                   -----------        -----------
Net interest income                                      5,596              4,599
  Provision for loan losses                                 24                 30
                                                   -----------        -----------
Net interest income after provision for loan losses      5,572              4,569
                                                   -----------        -----------
OTHER INCOME
  Service charges on deposits                              984                769
  Other service charges                                    371                305
  Trust department income                                  569                458
  Brokerage income                                         276                121
  Other income                                             107                 43
  Securities gains / (losses)                                0                 48
                                                   -----------        -----------
Total other income                                       2,307              1,744
                                                   -----------        -----------
OTHER EXPENSES
  Salaries and employee benefits                         2,275              1,893
  Net occupancy and equipment expenses                     633                612
  Data processing                                          188                161
  Advertising                                               66                116
  Other operating expenses                                 982                914
                                                   -----------        -----------
Total other expense                                      4,144              3,696
                                                   -----------        -----------
Income before income tax                                 3,735              2,617
  Income tax expenses                                    1,175                726
                                                   -----------        -----------
Net income                                         $     2,560        $     1,891
                                                   ===========        ===========
PER SHARE DATA
Earnings per share
  Basic earnings per share                         $      0.48        $      0.35
  Weighted average number of shares outstanding      5,401,641          5,358,565

  Diluted earnings per share                       $      0.45        $      0.34
  Weighted average number of shares outstanding      5,612,715          5,535,856

Dividends per share                                $      0.14        $    0.1143

The accompanying notes are an integral part of these condensed financial statements.

                                  Page 5 of 26
ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Six Months Ended
                                                      June            June
(Dollars in Thousands)                                2005            2004

INTEREST INCOME
  Interest and fees on loans                         $   13,112    $   10,639
  Interest and dividends on investment securities         1,770         1,727
  Interest on short term investments                        142            43
                                                    -----------    ----------
Total interest income                                    15,024        12,409
                                                    -----------    ----------
INTEREST EXPENSE
  Interest on deposits                                    3,190         2,481
  Interest on short-term borrowings                         263           125
  Interest on long-term debt                                717           738
                                                    -----------    ----------
Total interest expense                                    4,170         3,344
                                                    -----------    ----------
Net interest income                                      10,854         9,065
  Provision for loan losses                                  48           180
                                                    -----------    ----------
Net interest income after provision for loan losses      10,806         8,885
                                                    -----------    ----------
OTHER INCOME
  Service charges on deposits                             1,791         1,450
  Other service charges                                     641           515
  Trust department income                                 1,106           914
  Brokerage income                                          473           217
  Other income                                              199           150
  Securities gains / (losses)                               (2)           115
                                                    -----------    ----------
Total other income                                        4,208         3,361
                                                    -----------    ----------
OTHER EXPENSES
  Salaries and employee benefits                          4,475         3,803
  Net occupancy and equipment expenses                    1,272         1,185
  Data processing                                           329           290
  Advertising                                               161           170
  Other operating expenses                                1,934         1,645
                                                    -----------    ----------
Total other expense                                       8,171         7,093
                                                    -----------    ----------
Income before income tax                                  6,843         5,153
  Income tax expenses                                     2,112         1,456
                                                    -----------    ----------
Net income                                           $    4,731    $    3,697
                                                    ===========    ==========
PER SHARE DATA
Earnings per share
  Basic earnings per share                           $     0.88    $     0.69
  Weighted average number of shares outstanding       5,396,428     5,350,977

  Diluted earnings per share                         $     0.84    $     0.67
  Weighted average number of shares outstanding       5,605,520     5,529,486

Dividends per share                                  $   0.2733    $   0.2286

The accompanying notes are an integral part of these condensed financial statements.

                                  Page 6 of 26
               ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                        Three Months Ended
                                                       June            June
(Dollars in Thousands)                                 2005            2004

COMPREHENSIVE INCOME
  Net Income                                           $  2,560         $  1,891

  Other comprehensive income, net of tax
  Unrealized gain (loss) on investment securities           420            (921)
    available for sale

                                                       --------         --------
Comprehensive Income                                   $  2,980         $    970
                                                       ========         ========





                                                         Six Months Ended
                                                       June            June
(Dollars in Thousands)                                 2005            2004

COMPREHENSIVE INCOME
  Net Income                                            $  4,731        $  3,697

  Other comprehensive income, net of tax
  Unrealized gain (loss) on investment securities          (153)           (620)
    available for sale
                                                        --------        --------
Comprehensive Income                                    $  4,578        $  3,077
                                                        ========        ========





















The accompanying notes are an integral part of these condensed financial statements.

                                  Page 7 of 26
ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Six Months Ended
                                                                   June              June
(Dollars in Thousands)                                             2005              2004

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $    4,731        $    3,697
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                       586               519
      Provision for loan losses                                            48               180
      Other, net                                                        (263)             (353)
                                                                   ----------        ----------
Net cash provided by operating activities                               5,102             4,043
                                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest bearing deposits with banks         (2)               400
  Purchases of available for sale securities                          (6,406)          ( 4,290)
  Sales and maturities of available for sale securities                 6,875            16,638
  Net sales (purchases) of FHLB Stock                                     503               173
  Net (increase) in loans                                            (35,001)          (27,468)
  Purchases of bank premises and equipment                             ( 487)         (  1,137)
                                                                   ----------        ----------
Net cash (used) by investing activities                              (34,518)         ( 15,684)
                                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                             48,083            29,677
  Cash dividends paid                                                ( 1,476)           (1,225)
  Proceeds from sale of stock                                             741               841
  Cash paid in lieu of fractional shares                                ( 19)                 0
  Net increase (decrease) in short term purchased funds                 8,859          (10,918)
  Payments on long term debt                                        (  1,682)         (  1,324)
                                                                   ----------        ----------
Net cash provided by financing activities                              54,506            17,051
                                                                   ----------        ----------
Net increase in cash and cash equivalents                              25,090             5,410
Cash and cash equivalents at beginning of period                       19,849            16,112
                                                                   ----------        ----------
Cash and cash equivalents at end of period                         $   44,939        $   21,522
                                                                   ==========        ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                     $    4,134        $    3,339
      Income Taxes                                                      1,900             1,575


Supplemental schedule of noncash investing and financing activities:
  Unrealized gain (loss) on investments available for sale (net of deferred taxes of $( 78) and $(319) at June 30, 2005 and 2004,
    respectively)                                                       (153)             (620)

The accompanying notes are an integral part of these condensed financial statements.


                                  Page 8 of 26
                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


Note 1:  Summary of Significant Accounting Policies

Basis of Presentation
The unaudited financial information presented at and for the three and six months ended June 30, 2005 and 2004 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2004 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2004.

Operating
The consolidated financial statements include the accounts of Orrstown Financial Services, Inc. (the Corporation) and its wholly-owned subsidiaries, Orrstown Bank (the Bank) and Pennbanks Insurance Company Cell P1. All significant intercompany transactions and accounts have been eliminated. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Corporation has classified all investments securities as "available for sale". At December 31, 2004, fair value exceeded amortized cost by $1,251,000 and at June 30, 2005 fair value exceeded amortized cost by $1,020,000. In shareholders' equity, the balance of accumulated other comprehensive income decreased to $673,000 from $826,000 at December 31, 2004.


                                  Page 9 of 26

Stock-Based Compensation
The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation's employees and directors. The Corporation accounts for its stock option plans based on the intrinsic-value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, under which no compensation cost has been recognized for any of the periods presented. All options granted under the plans had an exercise price equal to the fair market value as established by the average of the daily high bind and daily low offer quotations for the shares reported in the OTC Bulletin Board service during the ten trading days immediately preceding the date of purchase. The following table illustrated the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee and/or director compensation.

                                         Three Months            Six Months
                                            Ended                  Ended
                                        June     June          June     June
(In Thousands, except per share data)   2005     2004          2005     2004
Net income
  As reported                          $ 2,560  $ 1,891       $ 4,731  $ 3,697
  Pro forma                              2,283    1,506         4,454    3,312

Basic earnings per share
  As reported                          $  0.48  $  0.35       $  0.88  $  0.69
  Pro forma                               0.42     0.28          0.82     0.62

Diluted earnings per share
  As reported                          $  0.45  $  0.34       $  0.84  $  0.67
  Pro forma                               0.41     0.27          0.80     0.60

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions shown below:

                                  Nonemployee           Employee
                                 Director Stock       Stock Option
                                  Option Plan             Plan

Grant Date                       April 1, 2005     June 23, 2005
Fair Value                           $9.28               $8.59
Expected Life in Years                 7                    5
Risk Free Interest Rate              4.29%               3.74%
Expected Dividend Yield              1.28%               1.33%
Expected Volatility                 19.47%               19.41%

Note 2:  Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As of June 30, 2005, $14,939,000 of standby letters of credit have been issued. The Bank does not anticipate any losses as a result of these transactions.

                                  Page 10 of 26

Note 4: Changes in Common Stock

On May 3, 2005, the Board of Directors of Orrstown Financial Services, Inc., approved a 5% stock dividend, payable on June 29, 2005 with shareholders of record as of June 3, 2005. Each shareholder was granted a single share for each 20 shares owned as of the record date. Fractional shares were paid out in cash. All per share amounts have been restated to give retroactive recognition to the 5% stock dividend.


Note 3:  Subsequent Events

On August 1, 2005, Orrstown Bank, a wholly owned subsidiary of Orrstown Financial Services, Inc., purchased a Carlisle, Pennsylvania-based investment management business and licensed the use of the name "Gibb Financial Services". Orrstown Bank will operate the investment management business as part of the Bank's Asset Management Division.














































                                  Page 11 of 26
PART I - FINANCIAL INFORMATION
Item 2.
                        ORRSTOWN FINANCIAL SERVICES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW
The following is a discussion of our consolidated financial condition at June 30, 2005 and results of operations for each of the three and six months ended June 30, 2005 and three and six months ended June 30, 2004. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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


SUMMARY OF FINANCIAL RESULTS
Orrstown Financial Services, Inc. recorded net income of $2,560,000 for the second quarter of 2005 compared to $1,891,000 for the same period in 2004, representing an increase of $669,000 or 35.4%. Basic earnings per share increased $0.13 to $0.48 in the recent quarter from the $0.35 earned during the second three months of 2004. Diluted earnings per share for the same period were $0.45 and $0.34 respectively.

Net income for the first six months of 2005 was $4,731,000 compared to $3,697,000 for the same period in 2004, representing an increase of $1,034,000 or 28.0%. Basic earnings per share for the first six months of 2005 was $.88 up from the $.69 per share realized during the six months ended June 30, 2004. All per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on June 29, 2005.

The following statistics compare 2005's second quarter and year-to-date performance to that of 2004:

                                    Three Months          Six Months Ended
                                        Ended
                                   June      June          June      June
                                   2005      2004          2005      2004
Return on average assets            1.90%     1.55%         1.80%     1.55%
Return on average equity           19.73%    16.62%        18.61%    16.55%
Average equity / Average assets     9.61%     9.33%         9.67%     9.35%



                                  Page 12 of 26
RESULTS OF OPERATINS

Quarter ended June 30, 2005 compared to Quarter ended June 30, 2004
Net Interest Income
Net interest income for the second quarter of 2005 was $5,596,000 representing a growth of $997,000, or 21.7% over the $4,599,000 realized during the second quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the second quarter of 2005 and 2004 was $5,770,000 and $4,774,000, respectively.

Interest income FTE
FTE interest income totaled $7,979,000 for the second quarter of 2005 verses $6,457,000 for the same period last year, a difference of $1,522,000 or 23.6%. The rate on earning assets rose 5.56% during the second quarter 2004 to 6.24% during the same quarter this year. Increases in the prime lending rate and the federal funds rate during the last half of 2004 and continuing through the first six months of 2005 have increased the earnings yield of the Bank. Total earning assets grew $46.6 million or 10.1% from $461.9 million on average for the second quarter of 2004 to $508.5 million during the second quarter 2005. Earning assets increases were channeled primarily to the loan portfolio with commercial loans growing the most. Mortgage loans remained flat compared to the second quarter last year, and consumer loans grew $8.5 million for the same period. Commercial loan balances increased $37.9 million from $227.6 to $265.5. Growth in the volume of the commercial loan portfolio and increases in the prime lending rate resulted in an almost equal amount of interest income growth during the second quarter 2005. Total FTE interest income grew $1,522,000 for the same period, with the loan portfolio contributing $1,410,000 of the total.

Interest expense
Interest expense increased $526,000 from $1,683,000 to $2,209,000 or 31.3% over the second quarter of 2004. Savings accounts have increased by $31.8 million due to the popularity of a savings account introduced at the beginning of 2005 that is tied to the prime rate. Balances in other transaction accounts have decreased and may continue to do so as rates rise. During the first half of 2005, long term debt decreased by $1.4 million due to two maturities. Balances of short term borrowings increased by $1.6 million due to normal fluctuations in customer repurchase agreements.

The Corporation's balance sheet is positioned to realize enhanced spreads in a rising rate environment. As a result of the funds flows mentioned above and the rising interest rate trend, the interest spread increased from 3.80% to 4.14% and the interest margin increased from 4.10% to 4.50% from the second quarter 2004 to the second quarter 2005, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

                                                                 Three Months Ended
                                                  June 2005                              June 2004
                                                      Tax         Tax                        Tax        Tax
                                       Average    Equivalent   Equivalent     Average    Equivalent  Equivalen
                                                                                                         t
(Dollars in thousands)                 Balance     Interest       Rate        Balance     Interest      Rate
Interest Earning Assets:
Federal funds sold & interest bearing
     bank balances                     $  13,256     $     98       2.97%     $  14,937   $       37      0.99%
Investment securities                     81,302        1,009       4.99%        79,895          958      4.81%
Total Loans                              413,928        6,872       6.60%       367,112        5,462      5.92%
Total interest-earning assets            508,486        7,979       6.24%       461,944        6,457      5.56%
Interest Bearing Liabilities:
Interest bearing demand deposits       $ 169,013     $    423       1.00%     $ 182,910   $      476      1.05%
Savings deposits                          62,155          265       1.71%        30,352           34      0.45%
Time deposits                            132,910        1,010       3.05%       114,120          756      2.66%
Short term borrowings                     22,770          154       2.71%        21,163           50      0.95%
Long term borrowings                      34,567          357       4.14%        35,953          367      4.11%
Total interest bearing liabilities       421,415        2,209       2.10%       384,498        1,683      1.76%

Net interest income / net interest spread            $  5,770       4.14%                 $    4,774      3.80%
Net interest margin                                                 4.50%                                 4.10%


                                  Page 13 of 26

Non-Interest Income
Total non-interest income, excluding securities gains, increased $611,000, or 36.0%, from $1,696,000 to $2,307,000. There were no net securities gains (losses) in the second quarter 2005 compared to the $48,000 of gains taken in the second quarter of 2004. Service charges on deposits increased 28.0% or $215,000 with $119,000 of the growth due to the overdraft protection program. Fees from debit cards and merchant accounts added another $68,000. Other service charges increased by $66,000 due to the success of the secondary mortgage market program.

Trust fees increased by $111,000 or 24.2%. Brokerage fees increased $155,000 or 128% including $96,000 from Integrity Financial (Advantage Capital) which had been acquired during the third quarter 2004. The entire asset management area has experienced robust growth during 2005.

Non-Interest Expense
Other expenses rose from $3,696,000 during the second quarter 2004 to $4,144,000 during 2005's second quarter, an increase of $448,000, or 12.1%. The $382,000 increase in salaries and benefits was the largest contributor to increased expenses. Annual salary increases, the addition of new employees due to company growth, and a one time bonus distributed to employees due to the Corporation's performance, were the main contributors to the increase.

Occupancy and equipment expense rose $21,000, or just 3.4%, over the prior year. Rent expense increased with the addition of a new lease for a branch due to open in August 2005 in Camp Hill, Pennsylvania. All other operating expenses increased by $45,000. The Corporations overhead efficiency ratio dropped to 51.05% for the current quarter versus the second quarter 2004s ratio of 56.84%. Rapidly growing net interest income and noninterest income combined with controlled noninterest expenses have combined to improve the efficiency ratio.


Six Months ended June 30, 2005 compared to Six Months ended June 30, 2004

Net Interest Income
Net interest income for the first six months of 2005 was $10,854,000 representing a growth of $1,789,000, or 19.7% over the $9,065,000 realized during the same quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the first half of 2005 and 2004 was $11,223,000 and $9,415,000, respectively.

Interest income FTE
Interest income totaled $15,393,000 for the first six months of 2005 verses $12,759,000 for the same period last year. From June 30, 2004 to June 30, 2005 there have been eight 25 basis point moves increasing the prime lending rate and the federal funds sold rate. These rate jumps have contributed to the growth of the Bank's earning asset yield along with the 10.0% growth in the volume of total earning assets. The Bank's earning asset yield increased 56 basis points from the prior years 5.61% to 6.17% for the first six months of 2005. Total securities decreased slightly by $1.6 million primarily as a result of payments and/or maturities in the mortgage backed securities portfolio. The total loan portfolio increased by $45.0 million or 12.5% over the same period last year with mortgage loan balances remaining steady and consumer loans increasing by 18.3% or $8.7 million. The majority of the growth continues to be in the commercial loan portfolio which increased from $222.3 million to $257.6 or 15.9%. The growth in earning assets and bump-ups in the prime lending rate have increased the total interest income by $2,634,000 or 20.6% over the first six months of 2004.

Interest expense
Total interest expense increased $826,000 from $3,344,000 to $4,170,000 or 24.7% over the first half of 2004. Although interest bearing demand deposits have decreased over the first six months of 2004 by $4.5 million, the Bank has increased its non-interest demand deposits by $8.3 million in the same period. Balances in savings deposits have grown by 72.5% or $21.3 million due primarily to the popularity of a new prime based savings product introduced in January 2005. Time deposits balances have increased by $21.6 million due to moderately increasing certificate of deposit rates and growth of time deposit open accounts. Borrowings have decreased in balance by $4.4 million primarily from maturity and amortization of principal of long term debt and a decrease in the balances of repurchase agreements.

As a result of the balance movements and the positioning of the balance sheet to thrive in a rising rate environment, the interest spread increased from 3.83% to 4.14% and the interest margin increased from 4.13% during the first half of 2004 to 4.49% during the first half of 2005. In summary, deposit rates have grown at a slower pace than loan rates, increasing spread. As the economy continues to improve, the Bank is well positioned to retain these margins if rates remain steady or continue to increase.


                                  Page 14 of 26
The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

                                                                   Six Months Ended
                                                    June 2005                            June 2004
                                                       Tax         Tax                       Tax        Tax
                                         Average   Equivalent  Equivalent      Average   Equivalent  Equivalen
                                                                                                         t
(Dollars in thousands)                   Balance    Interest      Rate         Balance    Interest      Rate
Interest Earning Assets:
Federal funds sold & interest bearing
     bank balances                       $  10,258   $     142       2.79%      $  8,578   $      43      1.01%
Investment securities                       82,678       2,092       5.08%        84,258       2,026      4.82%
Total Loans                                404,691      13,159       6.49%       359,699      10,690      5.91%
Total interest-earning assets              497,627      15,393       6.17%       452,535      12,759      5.61%

Interest Bearing Liabilities:
Interest bearing demand deposits         $ 172,895   $     877       1.02%     $ 177,413   $     924      1.05%
Savings deposits                            50,848         365       1.45%        29,473          66      0.45%
Time deposits                              132,416       1,948       2.97%       110,801       1,491      2.71%
Short term borrowings                       21,111         263       2.48%        24,538         125      1.03%
Long term borrowings                        35,026         717       4.07%        36,062         738      4.07%
Total interest bearing liabilities         412,296       4,170       2.04%       378,287       3,344      1.78%

Net interest income / net interest spread            $  11,223       4.14%                 $   9,415      3.83%
Net interest margin                                                  4.49%                                4.13%

Non-Interest Income
Other income, excluding securities gains, increased $964,000, or 29.7%, from $3,246,000 to $4,210,000. Securities gains (losses) decreased from $115,000 of gains in 2004 to $2,000 of net losses in 2005. Service charge on deposits increased 23.5% or $341,000. The overdraft protection program increased $173,000, while debit card fees added $90,000 and merchant account service charges added $51,000. Other service charges increased by $126,000. The largest increase in other service charges was by secondary mortgage market fees which grew $131,000 versus the first half of 2004. Insurance fees decreased by $16,000 due to a decline in activity versus the prior year.

The Trust and brokerage area of the Bank has done an outstanding job this year increasing income by $448,000 or 39.6% over the first six months of 2004 making it the largest contributor to noninterest income growth. Trust assets under management reached $352 million at June 30, 2005. Trust income grew $192,000 and brokerage income increased $256,000 including $186,000 from Integrity Financial (Advantage Capital) which was purchased in July 2004. Other brokerage fees increased $70,000 versus the first half of 2004.

Non-Interest Expense
Other expenses rose from $7,093,000 during the first half 2004 to $8,171,000 during the same period of 2005, an increase of $1,078,000, or 15.2%. Salaries increased $480,000 while benefits increased $192,000. Increased expenses for salaries include annual increases and the addition of new employees. Profit sharing expense grew by $77,000, and a 24.3% rise in the cost of employee insurance plans added an additional $65,000 to employee benefit expense.

Occupancy and equipment expense combined rose a modest $87,000, or 7.3%. Depreciation expense contributed $67,000 of the expense. Data processing expense increased by $39,000. Rising merchant processing and debit card program costs have been offset by rising revenue in those areas. Most areas of expense growth have been commensurate with growth of the Corporation as a whole. Management has maintained control over increasing expenses in the past and will continue to watch for ways to control rising operating costs going forward. The overhead efficiency ratio of 52.68% for the first six months has improved from the 55.77% reported for the first half of 2004 as rising net interest income and noninterest income have outstripped more modest increases in noninterest expenses.



                                  Page 15 of 26


Income Tax Expense
Income tax expense increased $449,000, or 61.8%, during the second quarter of 2005 versus the second quarter of 2004. For the first six months of 2005 the income tax expense rose $656,000 or 45.1% over the same period 2004. The Corporation's insurance subsidiary, Cell P-1, is not part of the Corporation's consolidated federal income tax return, but had deferred income tax expense of $30,000 recorded during the first quarter of 2005 increasing the effective income tax rate for the first six months of this year versus last year. The marginal federal income tax bracket is 34% for all periods presented. Effective income tax rates were as follows:

                             Three Months        Six Months Ended
                                 Ended
                            June      June        June      June
                            2005      2004        2005      2004
Effective income tax rate   31.5%     27.7%       30.9%     28.3%


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

The provision for loan losses amounted to $24,000 and $30,000 for the second quarter of 2005 and 2004, respectively. These provisions compared to net charge-offs of $13,000 for the second quarter 2005 and $5,000 for the same period last year. The provision for loan losses remained almost flat while loans increased 12.8% on an average daily basis.

For the first six months of 2005 the provision for loan losses was $48,000 a 73.3% reduction from the $180,000 taken in the first half of 2004. The provision for 2005 compared to net charge-offs of $17,000 for the same period versus $11,000 of net recoveries for 2004. The 2005 provision has been slowed in order to reduce the unallocated portion of our loan loss reserve. The unallocated portion of the loan loss reserve stood at $1,326,000 and represented 30.5% of the total reserve at June 30, 2005, down from $1,980,000 representing 45.5% of the reserve at June 30, 2004. The loan loss reserve was 43.7% unallocated at December 31, 2004.

The reserve at June 30, 2005 represented 1.03% of loans outstanding. The provision for loan losses and the other changes in the allowance for loan losses are shown below:


(Dollars in Thousands)                      Three Months        Six Months Ended
                                               Ended
                                          June       June        June      June
                                          2005       2004        2005      2004

Balance at beginning of period           $ 4,338    $ 4,327     $ 4,318   $ 4,161
Recoveries of loans previously charged        11          7          15        28
off
Additions to allowance charged to             24         30          48       180
expense
                                         -------    -------     -------   -------
    Total                                  4,373      4,364       4,381     4,369
Loans charged off                             24         12          32        17
                                         -------    -------     -------   -------
Balance at end of period                 $ 4,349    $ 4,352     $ 4,349   $ 4,352
                                         =======    =======     =======   =======








                                  Page 16 of 26


Nonperforming Assets / Risk Elements
Nonperforming assets at June 30, are as follows:

(Dollars in Thousands)                                  2005          2004
Loans on nonaccrual (cash) basis                      $      188    $      127
Loans whose terms have been renegotiated                       0         1,394
OREO                                                           0             0
                                                      ----------    ----------
Total nonperforming loans and OREO                           188         1,521
                                                      ----------    ----------
Loans past due 90 or more days and still accruing          3,078         1,753
                                                      ----------    ----------
Total nonperforming and other risk assets             $    3,266    $    3,274
                                                      ==========    ==========
Ratio of total risk assets to total loans and OREO         0.77%         0.88%
Ratio of total risk assets to total assets                 0.57%         0.67%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.


CAPITAL
Orrstown Financial Services, Inc.'s is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.'s capital ratios to regulatory minimum requirements at June 30, 2005 are as follows:

                                                      Orrstown                   Regulatory
                                                      Financial   Regulatory   Well Capitalized
                                                      Services,    Minimums       Minimums
                                                        Inc.

Leverage Ratio                                          9.45%         4%             5%
Risk Based Capital Ratios:
    Tier I Capital Ratio                               11.91%         4%             6%
    Total (Tier I & II) Capital Ratio (core capital
      plus allowance for loan losses)                  12.95%         8%             10%

The growth experienced during 2005 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment and employee stock purchase plans. Dividend reinvestment plan participants have added $520,000 to equity as of June 30, 2005. Also during the first half of 2005 there were numerous Employee Stock Options exercised, increasing capital by $177,000. Equity represented 9.25% of assets at June 30, 2005 which is down from 9.57% at December 31, 2004 due to an influx of funds just prior to June 30.

All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2005 or single day fluctuations. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources or operations.


LIQUIDITY
The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer's deposit accounts. Additionally, the Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Funds provided from operating activities were a significant source of liquidity for the first six months of 2005. The net increase in deposits of $48,083,000 represented core deposits primarily and $34,984,000 of those funds were channeled into loan growth. Federal funds sold grew $20,607,000 during the same period, increasing liquidity.

                                  Page 17 of 26
PART I - FINANCIAL INFORMATION
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. At June 30, 2005, the cumulative gap was $119,127,000 and the RSA/ RSL cumulative ratio was 1.74% which has decreased slightly from the 1.86% since December 31, 2004. The asset biased, or positive, gap position indicates that earnings are naturally enhanced, or more easily maintained, in a rising rate environment. This indicates that the balance sheet is well positioned to react to anticipated rate increases during 2005 and positioned adequately to avoid material earnings damage if rates do not rise. The deposit mix leans heavily toward transaction accounts rather than time deposits. Many of the transaction accounts have discretionary pricing so great flexibility exists for deposit side price adjustments.


PART I - FINANCIAL INFORMATION
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:
The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based on such evaluation, such officers have concluded that, as of June 30, 2005, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

(b) Changes in internal controls:
There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the second quarter of 2005.

                           PART II - OTHER INFORMATION

                                OTHER INFORMATION




Item 1 - Legal Proceedings

      The nature of Orrstown Financial Services, Inc.'s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of Orrstown at this time.


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

      None


Item 3 - Defaults upon Senior Securities

      Not applicable


Item 4 - Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Orrstown Financial Services, Inc. was held on May 3, 2005. Matters that were voted on by security holders were:

       1. Elect three directors to Class A for three year terms expiring in 2008;
       2. and transact such other business as may properly come before the meeting.

Directors that were re-elected at the Annual Meeting were:

     Jeffrey W. Coy
     John S. Ward
     Joel R. Zullinger

Each director received affirmative votes representing at least 69.6% of the shares outstanding.

No other matters were voted upon at the Annual Meeting.


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

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b) Reports on From 8-K
                      The Registrant filed the following reports with the Commission on Form 8-K

                      Report Dated June 10, 2005
                      Registrant announced a planned branch opening in Camp Hill, Pennsylvania in the third quarter of 2005.

                      Report Dated June 28, 2005
                      Registrant announced the declaration of a regular cash dividend of $0.14 per share, payable on July 29, 2005 with a record date of July 7, 2005.

                      Report Dated July 21, 2005
                      Registrant announced its quarterly and year- to-date earnings for the period ended June 30, 2005.

                      Report Dated August 2, 2005
                      Registrant announced it has entered into a definitive agreement to purchase an investment management firm based in Carlisle, Pennsylvania.

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






                                        /s/ Kenneth R. Shoemaker
                                        ----------------------------------------
                                        (Kenneth R. Shoemaker, President & CEO)
                                        (Duly Authorized Officer)




                                        /s/ Bradley S. Everly
                                        ----------------------------------------
                                        (Bradley S. Everly, Senior Vice
                                        President & CFO)
                                        (Chief Financial Officer)




                                        /s/ Robert B. Russell
                                        ----------------------------------------

                                        (Robert B. Russell, Controller)
                                        (Chief Accounting Officer)


Date    August 3, 2005
        --------------


























                                  Page 22 of 26
                                                                    Exhibit 31.1
                                  CERTIFICATION

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


                         By: /s/Kenneth R. Shoemaker
                             ------------------------------
                             Kenneth R. Shoemaker
                             President and CEO
                             (Principal Executive Officer)
                             August 3, 2005







                                  Page 23 of 26
                                                                    Exhibit 31.2
                                  CERTIFICATION

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


                         By: /s/Bradley S. Everly
                             ------------------------------
                             Bradley S. Everly
                             Sr. Vice President and CFO
                             (Principal Financial Officer)
                             August 3, 2005







                                  Page 24 of 26
                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Kenneth R. Shoemaker, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



                                        /s/ Kenneth R. Shoemaker
                                        ---------------------------------------
                                        Kenneth R. Shoemaker
                                        Chief Executive Officer
                                        August 3, 2005
































                                  Page 25 of 26
                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Bradley S. Everly, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



                                        /s/  Bradley S. Everly
                                        ---------------------------------------
                                        Bradley S. Everly
                                        Chief Financial Officer
                                        August 3, 2005

































                                  Page 26 of 26