Form 10-Q
period 2005-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2005-11-04
CIK 826154

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                               September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).
                            YES                               NO   X

As of  October 31, 2005,   5,426,241 shares of common stock, no par value, of
the registrant were outstanding.


                                  Page 1 of 24



                        ORRSTOWN FINANCIAL SERVICES, INC.

                                      INDEX





                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial statements (unaudited)
          Condensed consolidated balance sheets - September 30, 2005
              and December 31, 2004                                        4
          Condensed consolidated statements of income - Three months
              ended September 30, 2005 and 2004                            5
          Condensed consolidated statements of income - Nine months
              ended September 30, 2005 and 2004                            6
          Condensed consolidated statements of comprehensive income -
              Three months & Nine months ended September 30, 2005 and 2004 7 Condensed consolidated statements of cash flows - Nine
              months ended September 30, 2005 and 2004                     8
          Notes to condensed consolidated financial statements        9 - 10

Item 2.  Management's discussion and analysis of financial condition and
              results of operations                                  11 - 16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       17

Item 4.  Controls and Procedures                                          17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                19

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
     Equity Securities                                                   19

Item 3.  Defaults upon Senior Securities                                  19

Item 4.  Submission of Matters to a Vote of Securities Holders            19

Item 5.  Other Information                                                19

Item 6.  Exhibits                                                    21 - 24


SIGNATURES                                                                20










                                  Page 2 of 24










                         PART I - FINANCIAL INFORMATION


















































                                  Page 3 of 24
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        (Unaudited)         (Audited) *
                                                      September 30,         December 31,
(Dollars in Thousands)                                     2005                 2004
ASSETS
  Cash and due from banks                               $      16,136        $     11,456
  Federal funds sold                                           21,185               8,393
                                                        -------------       -------------
    Cash and cash equivalents                                  37,321              19,849

  Interest bearing deposits with banks                          2,143               1,124
  Securities available for sale                                76,460              79,829
  FHLB, Federal Reserve and Atlantic Central
  Bankers Bank
     stock, at cost which approximates market value             2,487               2,972

  Loans                                                       439,206             389,268
  Allowance for loan losses                                   (4,364)             (4,318)
                                                        -------------       -------------
    Net Loans                                                 434,842             384,950

  Premises and equipment, net                                  13,158              13,222
  Accrued interest receivable                                   1,975               1,775
  Cash surrender value of life insurance                        7,693               7,516
  Other assets                                                  5,101               3,414
                                                        -------------       -------------
Total assets                                            $     581,180       $     514,651
                                                        =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
      Non-interest bearing                              $      72,654       $      66,784
      Interest bearing                                        379,634             338,579
                                                        -------------       -------------
  Total deposits                                              452,288             405,363

  Short term borrowings                                        34,571              19,493
  Long-term debt                                               33,718              35,569
  Accrued interest payable                                        264                 266
  Other liabilities                                             5,120               4,710
                                                        -------------       -------------
Total liabilities                                             525,961             465,401
                                                        -------------       -------------
  Common stock, no par value - $ .05205 stated
  value per share;
    50,000,000 shares authorized; 5,418,060 and
  5,126,205
    shares issued                                                 269                 267
  Additional paid - in capital                                 35,595              34,434
  Retained earnings                                            18,909              13,723
  Accumulated other comprehensive income                          446                 826
                                                        -------------       -------------
Total shareholders' equity                                     55,219              49,250
Total liabilities and shareholders' equity              $     581,180       $     514,651
                                                        =============       =============
*  Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                                  Page 4 of 24
ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

<S
>
                                                          Three Months Ended
                                                   September            September
(Dollars in Thousands)                                2005                 2004

INTEREST INCOME
    Interest and fees on loans                    $        7,403       $         5,661
    Interest and dividends on investment                     788                   866
    securities
    Interest on short term investments                       234                    79
                                                  --------------        --------------
Total interest income                                      8,425                 6,606
                                                  --------------        --------------
INTEREST EXPENSE
    Interest on deposits                                   1,964                 1,333
    Interest on short-term borrowings                        228                    86
    Interest on long-term debt                               371                   383
                                                  --------------        --------------
Total interest expense                                     2,563                 1,802
                                                  --------------        --------------
Net interest income                                        5,862                 4,804
    Provision for loan losses                                 24                    30
                                                  --------------        --------------
Net interest income after provision for loan               5,838                 4,774
losses
                                                  --------------        --------------
OTHER INCOME
    Service charges on deposits                            1,033                   793
    Other service charges                                    805                   265
    Trust department income                                  549                   478
    Brokerage income                                         253                   187
    Other income                                              87                    95
    Securities gains / (losses)                               13                     0
                                                  --------------        --------------
Total other income                                         2,740                 1,818
                                                  --------------        --------------
OTHER EXPENSES
    Salaries and employee benefits                         2,480                 2,076
    Net occupancy and equipment expenses                     681                   592
    Data processing                                          195                   153
    Advertising                                               89                    48
    Other operating expenses                               1,182                   901
                                                  --------------        --------------
Total other expense                                        4,627                 3,770
                                                  --------------        --------------
Income before income tax                                   3,951                 2,822
    Income tax expenses                                    1,189                   856
                                                  --------------        --------------
Net income                                        $        2,762        $        1,966

PER SHARE DATA
Earnings per share
    Basic earnings per share                      $         0.51        $         0.37
    Weighted average number of shares                  5,409,893             5,367,364
    outstanding

    Diluted earnings per share                    $         0.49        $         0.35
    Weighted average number of shares                  5,661,008             5,584,193
    outstanding

Dividends per share                               $         0.15        $       0.1238

The accompanying notes are an integral part of these condensed financial statements.

                                  Page 5 of 24
ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

<S
>
                                                             Nine Months Ended
                                                      September             September
(Dollars in Thousands)                                   2005                  2004

INTEREST INCOME
    Interest and fees on loans                        $       20,515        $       16,300
    Interest and dividends on investment                       2,558                 2,593
    securities
    Interest on short term investments                           376                   122
                                                      --------------        --------------
Total interest income                                         23,449                19,015
                                                      --------------        --------------
INTEREST EXPENSE
    Interest on deposits                                       5,154                 3,814
    Interest on short-term borrowings                            491                   212
    Interest on long-term debt                                 1,088                 1,120
                                                      --------------        --------------
Total interest expense                                         6,733                 5,146
                                                      --------------        --------------
Net interest income                                           16,716                13,869
    Provision for loan losses                                     72                   210
                                                      --------------        --------------
Net interest income after provision for loan                  16,644                13,659
losses
                                                      --------------        --------------
OTHER INCOME
    Service charges on deposits                                2,824                 2,243
    Other service charges                                      1,446                   780
    Trust department income                                    1,655                 1,392
    Brokerage income                                             726                   404
    Other income                                                 286                   245
    Securities gains / (losses)                                   11                   115
                                                      --------------        --------------
Total other income                                             6,948                 5,179
                                                      --------------        --------------
OTHER EXPENSES
    Salaries and employee benefits                             6,955                 5,879
    Net occupancy and equipment expenses                       1,953                 1,777
    Data processing                                              524                   443
    Advertising                                                  250                   218
    Other operating expenses                                   3,116                 2,546
                                                      --------------        --------------
Total other expense                                           12,798                10,863
                                                      --------------        --------------
Income before income tax                                      10,794                 7,975
    Income tax expenses                                        3,301                 2,312
                                                      --------------        --------------
Net income                                            $        7,493        $        5,663
                                                      ==============        ==============
PER SHARE DATA
Earnings per share
    Basic earnings per share                          $         1.39        $         1.06
    Weighted average number of shares outstanding          5,400,966             5,356,479

    Diluted earnings per share                        $         1.33        $         1.02
    Weighted average number of shares outstanding          5,624,219             5,547,855

Dividends per share                                   $       0.4233        $       0.3524

The accompanying notes are an integral part of these condensed financial statements.

                                  Page 6 of 24
               ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



<S
>
                                                                        Three Months Ended
                                                                   September          September
(Dollars in Thousands)                                               2005                2004

COMPREHENSIVE INCOME
    Net Income                                                     $      2,762        $      1,966

    Other comprehensive income, net of tax
    Unrealized gain (loss) on investment securities available             (227)                 339
    for sale

                                                                   ------------        ------------
Comprehensive Income                                               $      2,535        $      2,305
                                                                   ============        ============





<S
>
                                                                       Nine Months Ended
                                                                  September         September
(Dollars in Thousands)                                              2005               2004

COMPREHENSIVE INCOME
  Net Income                                                     $       7,493      $       5,663

  Other comprehensive income, net of tax
  Unrealized gain (loss) on investment securities available              (380)              (281)
  for sale
                                                                 -------------      -------------
Comprehensive Income                                             $       7,113      $       5,382
                                                                 =============      =============


















The accompanying notes are an integral part of these condensed financial statements.

                                  Page 7 of 24
ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Nine Months Ended
                                                             September             September
(Dollars in Thousands)                                         2005                  2004

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                             $          7,493      $          5,663
    Adjustments to reconcile net income to net cash
    provided by
      operating activities:
        Depreciation and amortization                                   885                   798
        Provision for loan losses                                        72                   210
        Other, net                                                    (774)                   453
                                                           ----------------      ----------------
Net cash provided by operating activities                             7,676                 7,124
                                                           ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest bearing                     (1,019)                   493
    deposits with banks
    Purchases of available for sale securities                      (8,847)              (14,923)
    Sales and maturities of available for sale                       11,555                20,450
    securities
    Purchase of intangible assets                                     (600)               (1,155)
    Net sales of FHLB Stock                                             485                   145
    Net (increase) in loans                                        (49,964)              (33,999)
    Purchases of bank premises and equipment                          (821)               (2,174)
                                                           ----------------      ----------------
Net cash (used) by investing activities                            (49,211)              (31,163)
                                                           ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                         46,925                38,768
    Cash dividends paid                                             (2,288)               (1,889)
    Proceeds from sale of stock                                       1,162                 1,108
    Cash paid in lieu of fractional shares                             (19)                     0
    Net increase in short term purchased funds                       15,078                 4,667
    Proceeds in long term debt                                            0                     0
    Payments on long term debt                                      (1,851)               (1,488)
Net cash provided by financing activities                            59,007                41,166
                                                           ----------------      ----------------
Net increase in cash and cash equivalents                            17,472                17,127
Cash and cash equivalents at beginning of period                     19,849                16,112
                                                           ----------------      ----------------
Cash and cash equivalents at end of period                 $         37,321      $         33,239
                                                           ================      ================
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                           $          6,735      $          5,129
        Income Taxes                                                  3,250                 2,225

Supplemental schedule of noncash investing and
financing activities:
    Unrealized gain (loss) on investments available
    for sale (net of
      deferred taxes of $(195) and $(145) at September
    30, 2005
      and 2004, respectively)                                         (380)                 (281)

The accompanying notes are an integral part of these condensed financial statements.

                                  Page 8 of 24
                        ORRSTOWN FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)


Note 1:  Summary of Significant Accounting Policies

Basis of Presentation
The unaudited financial information presented at and for the three and nine months ended September 30, 2005 and 2004 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2004 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2004.

Operating
The consolidated financial statements include the accounts of Orrstown Financial Services, Inc. (the Corporation) and its wholly-owned subsidiaries, Orrstown Bank (the Bank) and Pennbanks Insurance Company Cell P1. All significant intercompany transactions and accounts have been eliminated. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Corporation has classified all investment securities as "available for sale". At December 31, 2004, fair value exceeded amortized cost by $1,251,000 and at September 30, 2005 fair value exceeded amortized cost by $677,000. In shareholders' equity, the balance of accumulated other comprehensive income decreased to $446,000 from $826,000 at December 31, 2004.


                                  Page 9 of 24

Stock-Based Compensation
The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation's employees and directors. The Corporation accounts for its stock option plans based on the intrinsic-value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, under which no compensation cost has been recognized for any of the periods presented. All options granted under the plans occurred during the quarters ended June 30, 2005 and 2004, and had an exercise price equal to the fair market value as established by the average of the daily high bind and daily low offer quotations for the shares reported in the OTC Bulletin Board service during the ten trading days immediately preceding the date of purchase. Thus, there is no effect on third quarter results.

The following table illustrated the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee and/or director compensation.

                                                     Nine Months Ended
                                                September         September
(In Thousands,                                     2005             2004
except per share
data)
Net income
  As reported                                  $        7,493     $       5,663
  Pro forma                                             7,216             5,278

Basic earnings per
share
  As reported                                  $         1.39     $        1.06
  Pro forma                                              1.34              0.99

Diluted earnings per
share
  As reported                                  $         1.33     $        1.02
  Pro forma                                              1.28              0.95

Note 2:  Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As of September 30, 2005, $16,185,000 of standby letters of credit have been issued. The Bank does not anticipate any losses as a result of these transactions.

Note 3: Changes in Common Stock
On May 3, 2005, the Board of Directors of Orrstown Financial Services, Inc., approved a 5% stock dividend, payable on June 29, 2005 with shareholders of record as of June 3, 2005. Each shareholder was granted a single share for each 20 shares owned as of the record date. Fractional shares were paid in cash. All per share amounts have been restated to give retroactive recognition to the 5% stock dividend.





                                  Page 10 of 24
PART I - FINANCIAL INFORMATION
Item 2.
                        ORRSTOWN FINANCIAL SERVICES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW
The following is a discussion of our consolidated financial condition at September 30, 2005 and results of operations for each of the three and nine months ended September 30, 2005 and three and nine months ended September 30, 2004. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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


SUMMARY OF FINANCIAL RESULTS
Orrstown Financial Services, Inc. recorded net income of $2,762,000 for the third quarter of 2005 compared to $1,966,000 for the same period in 2004, representing an increase of $796,000 or 40.5%. Basic earnings per share increased $0.14 to $0.51 in the recent quarter from the $0.37 earned during the third quarter of 2004. Diluted earnings per share for the third quarter were $0.49 versus $0.35 last year.

Net income for the first nine months of 2005 was $7,493,000 compared to $5,663,000 for the same period in 2004, representing an increase of $1,830,000 or 32.3%. Basic earnings per share for the first nine months of 2005 increased to $1.39, up from the $1.06 per share realized during the nine months ended September 30, 2004. All per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on June 29, 2005.

The following statistics compare 2005's third quarter and year-to-date performance to that of 2004:

                                      Three Months Ended            Nine Months Ended
                                    September    September       September    September
                                      2005         2004            2005         2004
Return on average assets                1.92%        1.53%           1.84%         1.54%
Return on average equity               20.04%       16.77%          19.11%        16.62%
Average equity / Average assets         9.57%        9.12%           9.63%         9.27%



                                  Page 11 of 24
RESULTS OF OPERATIONS

Quarter ended September 30, 2005 compared to Quarter ended September 30, 2004 Net Interest Income
Net interest income for the third quarter of 2005 was $5,862,000 representing a growth of $1,058,000, or 22.0% over the $4,804,000 realized during the third quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the third quarter of 2005 and 2004 was $6,013,000 and $4,992,000, respectively.

Interest income FTE
FTE interest income totaled $8,576,000 for the third quarter of 2005 verses $6,794,000 for the same period last year, a difference of $1,782,000 or 26.2%. The rate on earning assets rose from 5.60% during the third quarter 2004 to 6.31% during the same quarter this year. Increases in the prime lending rate and the federal funds rate during the last half of 2004 and continuing through the first nine months of 2005 have increased the earnings yield of the Bank. Total earning assets grew $56.4 million or 11.8% from $479.6 million on average for the third quarter of 2004 to $536.0 million during the third quarter 2005. Mortgage loans remained flat compared to the third quarter last year, and consumer loans grew $7.4 million for the same period. Earning assets increases were channeled primarily to the commercial loan portfolios. Commercial loan balances increased $47.8 million from $232.4 to $280.2. The loan portfolio contributed $1,735,000 of the increase to total FTE interest income. Almost all loan growth has occurred in the commercial loan portfolio with most loans tied to prime and many of them variable. This has enabled income to grow given the rising rate environment.

Interest expense
Interest expense increased $761,000 or 42.2%, to $2,563,000. Savings accounts have increased by $43.4 million due to the popularity of a variable rate savings account introduced at the beginning of 2005 that is tied to the prime rate. Balances in other transaction accounts have decreased and may continue to do so as rates rise. Time deposits grew $28.4 million from $115.6 to $144.0. During the first nine months of 2005, long term debt decreased by $2.0 million due to maturities and amortization. Balances of short term borrowings increased by $2.7 million due to normal fluctuations in customer repurchase agreements.

The Corporation's balance sheet is positioned to realize enhanced spreads in a rising rate environment. Liabilities have risen but more slowly than the asset side due to the large prime driven segment of the loan portfolio. As a result of the funds flow mentioned above, and the rising interest rate trend, the interest spread increased from 3.80% to 4.00% and the interest margin increased from 4.11% during third quarter 2004 to 4.42% during third quarter 2005.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

                                                            Three Months Ended
                                             September 2005                     September 2004
                                                    Tax        Tax                    Tax        Tax
                                      Average   Equivalent   Equivalent   Average  Equivalent  Equivalent
(Dollars in thousands)                Balance     Interest     Rate       Balance    Interest    Rate
Interest Earning Assets:

Federal funds sold & interest
bearing
     bank balances                   $   26,870 $       234     3.46%    $ 21,900  $     79       1.43%
Investment securities                    79,690         919     4.63%      82,722     1,027       4.98%
Total loans                             429,476       7,423     6.81%     374,944     5,688       5.99%
                                     ---------- -----------   -------    --------  --------     -------

Total interest-earning assets           536,036       8,576     6.31%     479,566     6,794       5.60%

Interest Bearing Liabilities:
Interest bearing demand deposits     $  159,204 $       409     1.02%    $190,724  $    510        1.06%
Savings deposits                         73,258         375     2.03%      29,846        34       0.45%
Time deposits                           144,050       1,180     3.25%     115,595       789       2.72%
Short term borrowings                    29,101         228     3.11%      26,355        86       1.30%
Long term borrowings                     33,806         371     4.35%      35,789       383       4.26%
                                     ---------- -----------   -------    --------  --------     -------

Total interest bearing liabilities      439,419       2,563     2.31%     398,309     1,802       1.80%

Net interest income / net interest              $     6,013     4.00%              $  4,992       3.80%
spread                                                                                4,992
Net interest margin                                             4.42%                             4.11%


                                  Page 12 of 24

Non-Interest Income
Total non-interest income, excluding securities gains, increased $909,000, or 50.0%, from $1,818,000 to $2,727,000. There were no net securities gains (losses) in the third quarter 2004 compared to the $13,000 of gains taken in the third quarter of 2005. Significant increases were realized in the secondary mortgage program, asset management fees, debit card utilization and the overdraft protection program. Service charges on deposits increased 30.3% or $240,000 with $154,000 of the growth due to the overdraft protection program. Fees from debit cards and merchant accounts added another $70,000. Other service charges increased by $540,000. The success of the secondary mortgage program contributed greatly to this growth in other service charges. Insurance product revenue was down by $30,000. Asset management fees added significantly to the growth as trust fees increased by $71,000 or 14.9% and brokerage fees increased $66,000 or 35.3%. This included revenue earned by a Carlisle, Pennsylvania based investment management firm that was acquired effective August 1, 2005.

Non-Interest Expense
Other expenses rose from $3,770,000 during the third quarter 2004 to $4,627,000 during 2005's third quarter, an increase of $857,000, or 22.7%. The $404,000 advance in salaries and benefits was the largest contributor to the increase. Annual salary increases, staff growth and rising heath care costs contributed to the increase.

Occupancy and equipment expense rose $89,000, or 15.0%, over the prior year. Rent expense increased with the addition of our fourteenth branch which opened in August 2005 in Camp Hill, Pennsylvania. Data processing expense increased by $42,000 or 27.5%. Advertising expense rose 85.4% or $41,000, due in part to a change in the Bank's logo. Increased marketing costs will continue during the fourth quarter but will not have a material effect on operations. All other operating expenses increased by $281,000, including a $108,000 increase in contributions and a $52,000 increase in audit and accounting expenses including Sarbanes-Oxley compliance costs. The Corporation's overhead efficiency ratio improved to 52.49% for the current quarter versus third quarter 2004 ratio of 55.05%. Rapidly growing net interest income and increases in noninterest income combined to improve the efficiency ratio quarter over quarter.


Nine months ended September 30, 2005 compared to Nine months ended September 30, 2004
Net Interest Income
Net interest income for the first nine months of 2005 was $16,716,000 representing a growth of $2,847,000, or 20.5% over the $13,869,000 realized during the same period last year. On a fully taxable equivalent basis (FTE), net interest income for the first nine months of 2005 and 2004 was $17,236,000 and $14,407,000, respectively.

Interest income FTE
Interest income totaled $23,969,000 for the first nine months of 2005 versus $19,553,000 for the same period last year. There have been eight increases in the prime lending rate during the past year, starting at 4.75% on September 30, 2004 and moving up to 6.75% on September 30, 2005. The federal funds sold rate has moved similarly. These rate jumps have contributed to the growth of the Bank's earning asset yield along with the 10.6% growth in the volume of total earning assets. The Bank's earning asset yield increased 61 basis points from the prior year's 5.61% to 6.22% for the first nine months of 2005. Total securities decreased by $2.1 million primarily as a result of payments in the mortgage backed securities portfolio and state and municipal securities that have been called. The total loan portfolio increased by $48.2 million or 13.2% over the same period last year with mortgage loan balances remaining steady and consumer loans increasing by 17.0% or $8.3 million. The majority of the growth continues to be in the commercial loan portfolio which increased from $225.7 million to $265.2 or 17.5%. The growth in earning assets and bump-ups in the prime lending rate and federal funds rate have increased the total interest income by $4,416,000 or 22.6% versus the first nine months of 2004.

Interest expense
Total interest expense increased $1,587,000 from $5,146,000 to $6,733,000 or 30.8% over the first nine months of 2004. Although interest bearing demand deposits have decreased over the first nine months of 2004 by $13.6 million, the Bank has increased its non-interest demand deposits by $13.6 million in the same period. Balances in savings deposits have grown by 97.3% or $28.8 million due primarily to the popularity of a prime based savings product introduced in January 2005. Time deposits balances have increased by $23.9 million due to moderately increasing certificate of deposit rates and growth of time deposit open accounts. Borrowings have decreased in balance by $2.7 million via maturity and amortization of long term debt and decreases in customer repurchase agreements.

As a result of balance fluctuations and the positioning of the balance sheet to thrive in a rising rate environment, the interest spread increased from 3.82% to 4.09% and the interest margin increased from 4.12% during the first nine months of 2004 to 4.46% during the first nine months of 2005. As the economy continues to improve, the Bank is well positioned to retain these margins if rates remain steady or continue to increase.

                                  Page 13 of 24
The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

                                                                Nine Months Ended
                                              September 2005                        September 2004
                                                     Tax        Tax                      Tax         Tax
                                      Average    Equivalent  EquivaleNT     Average  Equivalent   Equivalent
(Dollars in thousands)                Balance     Interest     Rate         Balance    Interest      Rate
Interest Earning Assets:
Federal funds sold & interest
bearing
     bank balances                           $    $      376     3.17%     $  13,051  $      122       1.25%
Investment securities                   81,671         3,011     4.94%        83,742       3,053       4.88%
Total Loans                            413,043        20,582     6.60%       364,818      16,378       5.94%
                                     ---------    ----------    ------     ---------  ----------      ------
Total interest-earning assets          510,570        23,969     6.22%       461,611      19,553       5.61%

Interest Bearing Liabilities:
Interest bearing demand deposits     $ 168,280    $    1,287     1.02%      $181,883  $    1,434       1.05%
Savings deposits                        58,401           740     1.69%        29,598         100       0.45%
Time deposits                          136,336         3,127     3.07%       112,411       2,280       2.71%
Short term borrowings                   23,804           491     2.72%        25,148         212       1.13%
Long term borrowings                    34,615         1,088     4.14%        35,970       1,120       4.11%
                                     ---------    ----------    ------     ---------  ----------      ------

Total interest bearing liabilities     421,436         6,733     2.14%       385,010       5,146       1.79%

Net interest income / net interest                $   17,236     4.09%                $   14,407       3.82%
spread
Net interest margin                                              4.46%                                 4.12%

Non-Interest Income
Other income, excluding securities gains, increased $1,873,000, or 37.0%, from $5,064,000 to $6,937,000. Securities gains (losses) decreased from $104,000 of net gains in 2004 to $11,000 of net gains in 2005. Service charges on deposits increased 25.9% or $581,000. The overdraft protection program increased $326,000, while debit card fees added $127,000 and merchant account service charges added $84,000. Other service charges increased by $666,000. The success of the secondary mortgage program was a material contributor. Insurance fees decreased by $46,000 due to a decline in activity versus the prior year.

The asset management area of the Bank has experienced robust growth during 2005, increasing income by $585,000 or 32.5% over the first nine months of 2004.
Trust assets under management reached $362 million at September 30, 2005. Trust income grew $263,000 and brokerage income increased $322,000 including contributions from investment management firms that were acquired in Chambersburg during July 2004 and in Carlisle effective August 1, 2005.

Non-Interest Expense
Other expenses rose from $10,863,000 during the first nine months of 2004 to $12,798,000 during the same period of 2005, an increase of $1,935,000, or 17.8%. Salaries increased $724,000 while benefits increased $352,000. Increased expenses for salaries include annual increases and the addition of new employees brought about by organization growth. Profit sharing expense grew by $114,000, and a 30.7% rise in the cost of employee insurance plans added an additional $132,000 to employee benefit expense.

Occupancy and equipment expense rose $176,000, or 9.9%. Depreciation expense contributed $87,000 of the increase along with increases in real estate taxes and maintenance agreements. Data processing expense increased by $81,000. Rising merchant processing and debit card program costs have been offset by rising revenue in those areas. A $24,000 increase in data processing expense was due to outsourcing transfer agent processing.

Other expenses increased $570 or 22.4%, including a $116,000 increase in contributions and an $82,000 increase in auditing and Sarbanes-Oxley related expenses. Otherwise other expenses have been commensurate with growth of the Corporation as a whole. The overhead efficiency ratio of 52.61% for the first nine months has improved from the 55.52% reported for the same period of 2004 as rising net interest income and noninterest income have outstripped more modest increases in noninterest expenses.

                                  Page 14 of 24

Income Tax Expense
Income tax expense increased $333,000, or 38.9%, during the third quarter of 2005 versus the second quarter of 2004. For the first nine months of 2005 the income tax expense rose $989,000 or 42.8% over the same period 2004. The Corporation's insurance subsidiary, Cell P-1, is not part of the Corporation's consolidated federal income tax return, but had deferred income tax expense of $30,000 recorded during the first quarter of 2005 increasing the effective income tax rate for the first nine months of the year. The marginal federal income tax bracket is 34% for all periods presented. Effective income tax rates were as follows:

                           Three Months Ended      Nine Months Ended
                           September  September    September September

                             2005      2004         2005       2004
Effective income tax rate   30.1%      30.3%        30.6%     29.0%

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

The provision for loan losses amounted to $24,000 and $30,000 for the third quarter of 2005 and 2004, respectively. These provisions compared to net charge-offs of $9,000 during the third quarter 2005 and $43,000 during the same period last year. The provision for loan losses remained almost flat while loans increased 13.2% on an average daily basis.

For the first nine months of 2005 the provision for loan losses was $72,000, a reduction from the $210,000 taken in the first nine months of 2004. The year to date net charge-offs for 2005 were $26,000 compared to $32,000 of net charge-offs for the same period 2004.

The reserve at September 30, 2005 represented 0.99% of loans outstanding. The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)                      Three Months Ended            Nine Months Ended
                                           September     September       September     September
                                             2005          2004            2005         2004

Balance at beginning of period               $   4,349   $  4,352        $  4,318      $  4,161
Recoveries of loans previously charged              20          0              35            28
off
Additions to allowance charged to                   24         30              72           210
expense
                                             ---------   --------        --------      --------
    Total                                        4,393      4,382           4,425         4,399
Loans charged off                                   29         43              61            60
                                             ---------   --------        --------      --------
Balance at end of period                     $   4,364   $  4,339        $  4,364     $   4,339








                                  Page 15 of 24


Nonperforming Assets / Risk Elements
Nonperforming assets at September 30, are as follows:

(Dollars in Thousands)                                 2005               2004
Loans on nonaccrual (cash) basis                      $       295      $         315
Loans whose terms have been renegotiated                        0              2,326
OREO                                                          225                 61
                                                      -----------      -------------
Total nonperforming loans and OREO                            520              2,702
                                                      -----------      -------------
Loans past due 90 or more days and still                    1,792                993
accruing
                                                      -----------      -------------
Total nonperforming and other risk assets             $     2,312      $       3,695
                                                      ===========      =============
Ratio of total risk assets to total loans and               0.53%              0.97%
OREO
Ratio of total risk assets to total assets                  0.40%              0.71%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.


CAPITAL
Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.'s capital ratios to regulatory minimum requirements at September 30, 2005 are as follows:

                                                   Orrstown                     Regulatory
                                                  Financial      Regulatory   Well
                                                                              Capitalized
                                                Services, Inc.    Minimums       Minimums

Leverage Ratio                                      9.26%            4%             5%
Risk Based Capital Ratios:
    Tier I Capital Ratio                            11.69%           4%             6%
    Total (Tier I & II) Capital Ratio (core
capital
      plus allowance for loan losses)               12.69%           8%             10%

The growth experienced during 2005 has been supported by capital growth in the form of retained earnings and capital infusion from the dividend reinvestment and employee stock purchase plans. Dividend reinvestment plan participants have added $799,000 to equity as of September 30, 2005. The exercise of stock options has added $320,000 to capital during 2005. Equity represented 9.50% of assets at September 30, 2005 which is down slightly from 9.57% at December 31, 2004.

All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2005 or single day fluctuations. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources or operations.


LIQUIDITY
The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer's deposit accounts. Additionally, the Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Funds provided from operating activities were a significant source of liquidity for the first nine months of 2005. The net increase in deposits of $46,925,000 was channeled into loan growth which increased $49,938,000 from December 31, 2004 to September 30, 2005. Federal funds sold grew $12,792,000 during the same period, increasing liquidity.

                                  Page 16 of 24
PART I - FINANCIAL INFORMATION
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. At September 30, 2005, the cumulative gap was $90,779,000 and the RSA/ RSL cumulative ratio was 1.47% which has decreased from the 1.86% since December 31, 2004. The asset biased, or positive, gap position indicates that earnings are naturally enhanced, or more easily maintained, in a rising rate environment. This indicates that the balance sheet is well positioned to react to anticipated rate increases during 2005 and positioned adequately to avoid material earnings damage if rates do not rise. The deposit mix leans towards transaction accounts rather than time deposits. Many of the transaction accounts have discretionary pricing so great flexibility exists for deposit side price adjustments.


PART I - FINANCIAL INFORMATION
Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:
The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based on such evaluation, such officers have concluded that, as of September 30, 2005, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

(b) Changes in internal controls:
There have not been any significant changes in the Corporation's internal control over financial reporting or in other factors that could significantly affect such control during the third quarter of 2005.

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






						/s/ Kenneth R. Shoemaker
						(Kenneth R. Shoemaker, President & CEO)
						(Duly Authorized Officer)



                                    /s/ Bradley S.Everly
                                    (Bradley S. Everly, Senior Vice
                                    President & CFO)
                                    (Chief Financial Officer)



                                    /s/ Robert B. Russell
                                    (Robert B. Russell, Controller)
                                    (Chief Accounting Officer)


Date:  November 4, 2005


























                                  Page 20 of 24
                                                                    Exhibit 31.1
                                  CERTIFICATION

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


                                 By: /s/Kenneth R. Shoemaker
                                        Kenneth R. Shoemaker
                                        President and CEO
                                        (Principal Executive Officer)
                                        November4, 2005







                                  Page 21 of 24
                                                                    Exhibit 31.2
                                  CERTIFICATION

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


                           By: /s/Bradley S. Everly
                                  Bradley S. Everly
                                  Sr. Vice President and CFO
                                  (Principal Financial Officer)
                                  November 4, 2005







                                  Page 22 of 24
                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Kenneth R. Shoemaker, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



                                        /s/ Kenneth R. Shoemaker
                                        Kenneth R. Shoemaker
                                        Chief Executive Officer
                                        November 4, 2005
































                                  Page 23 of 24
                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of Orrstown Financial Services, Inc. (the Corporation) on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Bradley S. Everly, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



                                        /s/  Bradley S. Everly
                                        Bradley S. Everly
                                        Chief Financial Officer
                                        November 4, 2005

































                                  Page 24 of 24