Form 10-K
period 2005-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2006-03-15
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-18888

ORRSTOWN FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2530374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania	17257
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 532-6114

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐                 Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒

Aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the common equity was last sold on December 31, 2005 was $170,296,175.

Number of shares outstanding of the registrant’s common stock as of December 31, 2005: 5,439,227.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Financial Report to shareholders for the year ended December 31, 2005 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the 2006 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.

FORM 10-K

Part I

Item 1.	Business.

History and Business

Orrstown Financial Services, Inc. (the Corporation) is a financial holding company registered under the Gramm-Leach-Bliley Act. Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank (the Bank), Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable. On March 8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown Bank, issuing 131,455 shares of Orrstown Financial Services, Inc.’s common stock to the former Bank shareholders.

The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q’s - quarterly reports; 10-K - annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Corporation’s filings may be obtained free of charge through the SEC’s internet site at www.sec.gov or by accessing the Corporation’s website at www.orrstown.com. Copies of the Corporation’s filings also are available to be read and copied at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Orrstown Financial Services, Inc.’s primary activity consists of owning and supervising its two subsidiaries, Orrstown Bank and Pennbanks Insurance Company Cell P1. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties, where its fourteen branches are located in Shippensburg (2), Carlisle (4), Spring Run, Orrstown, Chambersburg (3), Greencastle, Mechanicsburg and Camp Hill, Pennsylvania. The day-to-day management of Orrstown Bank is conducted by the subsidiary’s officers. Pennbanks Insurance Company Cell P1 is a reinsurer of credit life, and disability insurance which services customers of Orrstown Bank. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown Bank.

Orrstown Financial Services, Inc. has no employees other than its five officers who are also employees of the Bank, its subsidiary. On December 31, 2005, the Bank had 159 full-time and 31 part-time employees.

Orrstown Bank was organized as a state-chartered bank in 1987 as part of an agreement and plan of merger between Orrstown Financial Services, Inc. and Orrstown Bank, the predecessor of Orrstown Bank, under which Orrstown Bank became a wholly-owned subsidiary of Orrstown Financial Services, Inc. As indicated, the Bank is the successor to Orrstown Bank which was originally organized in 1919.

The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants agribusiness, commercial and residential loans to customers in South Central Pennsylvania, principally Franklin and Cumberland Counties. The concentrations of credit by type of loan are set forth on the face of the balance sheet (page 3 of the annual report to shareholders). The Bank maintains a diversified loan portfolio and evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer and collateral standards established in the Bank’s lending policies and procedures.

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

Administration and supervision over the lending process is provided by the Bank’s Credit Administration Department. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Loan Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals. The Bank employs a Loan Review Officer, who is independent from the Loan function and reports directly to the Chief Operating Officer and the Directors’ Credit Administration Committee. The Loan Review Officer continually monitors and evaluates loan customers utilizing risk-rating criteria established in the Loan Review Policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans. The Loan Review Officer reports the results of the loan reviews at least quarterly or more frequently to the Directors’ Credit Administration Committee for approval and provides the basis for evaluating the adequacy of the allowance for loan losses.

Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law.

As of December 31, 2005, the Corporation had total assets of approximately $601 million, total shareholders’ equity of approximately $57 million and total deposits of approximately $463 million.

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

Financial and Bank Holding Company Activities

“Financial in Nature” Requirement. As a financial holding company, the Corporation may engage in, and acquire companies engaged in, activities that are considered “financial in nature”, as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of the Corporation ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on the Corporation’s ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Corporation to divest the banking subsidiary. In addition, if any banking subsidiary of the Corporation receives a Community Reinvestment Act rating of less than satisfactory, the Corporation would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Corporation may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve Board after-the-fact notice of the new activities.

Pending Acquisition and Recent Developments

On November 22, 2005 the Corporation announced the signing of an agreement to acquire the First National Bank of Newport located in Perry County, Pennsylvania (First National). The acquisition is subject to regulatory approval as well as approval of First National shareholders. Under the terms of the agreement, Newport will continue to operate under the same name as a subsidiary of Orrstown Financial Services, Inc. Following the Merger, the current directors of First National and Peter C. Zimmerman, President of First National, will continue to serve in such positions with the surviving bank and Mr. Zimmerman will be appointed to the Corporation’s board of directors. In addition, after the Merger Kenneth R. Shoemaker, President and Chief Executive Officer of the Corporation, will be appointed to the board of directors of First National. The transaction is expected to close during the second quarter of 2006. Further discussion related to the acquisition is included in the Annual Financial Report under Note 20 Commitments, in the Notes to Consolidated Financial Statements.

Interstate Banking and Branching

As a bank holding company, the Corporation is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank, or savings association. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (Riegle-Neal), subject to certain concentration limits and other requirements, bank holding companies such as the Corporation may acquire banks and bank holding companies located in any state. Riegle-Neal also permits banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation “opting in” to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of that provision of Riegle-Neal. The Corporation will be expanding its market south into Hagerstown, Maryland with its first branch opening slated for the first quarter of 2006. The Bank has entered into an agreement to lease an existing banking office at 201 South Cleveland Avenue in Hagerstown.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an aquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

Liability for Banking Subsidiaries

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default”.

Capital Requirements

Information concerning the Corporation and its subsidiaries with respect to capital requirements is incorporated by reference from Note 15, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Adequacy and Regulatory Matters” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2005, the Bank was considered well capitalized based on the guidelines implemented by the bank regulatory agencies.

Dividend Restrictions

The Corporation’s funds for cash distributions to its shareholders are derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds is dividends received from its subsidiary Orrstown Bank. Various federal laws limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Additional information concerning the Corporation and its banking subsidiary with respect to dividends is incorporated by reference from Note 15, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Adequacy and Regulatory Matters” sections of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

Depositor Preference Statute

In the “liquidation or other resolution” of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over the general unsecured claims against that institution, including federal funds and letters of credit.

Other Federal Laws and Regulations

The Corporation’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

•	Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

•	USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation’s common stock is registered with the SEC, it is currently subject to this Act. As an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Corporation was subject to section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2004.

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

Forward Looking Statements

Additional information concerning the Corporation and its banking subsidiary with respect to forward looking statements is incorporated by reference from the “Important Factors Relating to Forward Looking Statements” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7.

Competition

The Bank’s principal market area consists of Franklin County and Cumberland County, Pennsylvania. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Chambersburg, Shippensburg, and Carlisle, Pennsylvania.

The Bank, like other depository institutions, has been subjected to competition from less heavily regulated entities such as credit unions, brokerage firms, money market funds, consumer finance and credit card companies, and other commercial banks, many of which are larger than the Bank. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively. Orrstown Bank is competitive with the financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

Item 1A	Risk Factors

There are a number of significant risks and uncertainties, including those specified below, that may adversely affect the Corporation’s business, financial results or stock price. Additional risks that the Corporation currently does not know about or currently views as immaterial may also impair the Corporation’s business or adversely impact its financial results or stock price.

Factors that might cause such differences include, but are not limited to the following: (1) competitive pressures among financial institutions increasing significantly in the markets where the Corporation operates; (2) general business and economic conditions, either nationally or locally being less favorable than expected; (3) changes in the domestic interest rate environment could reduce the Corporation’s net interest income; (4) legislation or regulatory changes which adversely affect the ability of the Corporation to conduct its current or future operations; (5) acts or threats of terrorism and political or military actions taken by the United States or other governments and natural disasters globally or nationally could adversely affect general economic or industry conditions; (6) operational losses related to or resulting from: the risk of fraud by employees or persons outside of the Corporation, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system, business continuation and disaster recovery, as well as security risks associated with “hacking” and “identity theft”; (7) negative publicity could damage the Corporation’s reputation and adversely impact its business and/or stock trades and prices; (8) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties; (9) the Corporation relies on other companies to provide key components of business infrastructure in the form of third party vendors. Third party vendors could adversely affect the ability of the Corporation to perform its normal course of business or deliver products and services to its customers; (10) and other risk factors that may occur in current or future operations.

Item 1B	Unresolved Staff Comments

None

Item 2.	Properties.

Orrstown Bank owns buildings in Orrstown, Shippensburg (2), Carlisle (2), Spring Run, Chambersburg (3), and Mechanicsburg, Pennsylvania. Offices of the Bank are located in each of these buildings. It also leases space for offices located in Greencastle, Carlisle (2) and Camp Hill, Pennsylvania.

Item 3.	Legal Proceedings.

Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Corporation’s operations or financial position.

Item 4.	Submission of Matters to Vote of Security Holders.

None

Part II

Item 5.	Market for Registrant’s Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities.

Orrstown Financial Services, Inc.’s common stock is not traded on a national securities exchange. Quotations for shares of the Corporation’s common stock are reported through the OTC Bulletin Board service under the symbol ORRF, and are traded over the counter with brokers who make a market in the stock. At December 31, 2005, the number of shareholders of record was approximately 2,725. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock.

	2005			2004
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
Dividend (1)	High	Low		High	Low
First quarter	$47.62	$39.05	$0.133	$47.62	$30.95	$0.114
Second quarter	$43.75	$37.14	$0.140	$41.90	$38.10	$0.114
Third quarter	$42.20	$37.55	$0.150	$44.76	$38.38	$0.124
Fourth quarter	$37.95	$34.45	$0.160	$43.10	$40.00	$0.124

(1)	Note: All per share data has been restated after giving retroactive recognition to a 2-for-1 stock split paid February 10, 2004 and a 5% stock dividend paid June 29, 2005.

See Note 15 to the financial statements contained in the annual shareholders’ report for the year ended December 31, 2005 for restrictions on the payment of dividends.

Item 6.	Selected Financial Data.

The selected five-year financial data on page 35 of the annual shareholders’ report for the year ended December 31, 2005 is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Contractual obligation payments due by period of the Corporation as of December 31, 2005 are as follows:

(Dollars in thousands)	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years	Total
Contractual obligations
Long-term debt obligations	$5,894	$14,124	$926	$19,362	$40,306
Operating lease obligations	242	428	298	0	968

Total	$6,136	$14,552	$1,224	$19,362	$41,274

All other information required by Item 7 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), on pages 24 through 33 of the Annual Financial Report to shareholders which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Interest-earning assets are substantially made up of loans and securities. Loans are priced by management with current market rates as guidelines while achieving a positive interest rate spread and limiting credit risk. A significant part of the loan portfolio is made up of variable rate loans and loans that will become variable after a fixed term and will reprice as market rates move. Securities are purchased using liquidity and maturity terms as guidelines to obtain a more matched position. The deposit base is a mix of transaction accounts and time deposits. Many of the interest bearing transaction accounts have discretionary pricing so great flexibility exists for deposit side price adjustments. Time deposits have set maturities as do short term and long term borrowings. Although deposit product cycles and growth are driven by the preferences of our customers, borrowings are structured with specific terms that, when aggregated with the terms for deposits and matched with interest-earning assets, mitigate our exposure to interest rate sensitivity. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. At December 31, 2005, the twelve month cumulative gap was $34,783,000 and the RSA/ RSL cumulative ratio was 1.14% which has decreased from the 1.86% since December 31, 2004. Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity, Rate Sensitivity and Interest Rate Risk Analysis in the MD&A of the Annual Financial Report to shareholders which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 3 through 35 of the annual shareholders’ report for the year ended December 31, 2005 and are incorporated herein by reference. Certain statistical information required in addition to those included in the annual shareholders’ report are submitted herewith as follows.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

CHANGES IN NET INTEREST INCOME TAX EQUIVALENT YIELDS

	2005 Versus 2004 Increase (Decrease) Due to Change in			2004 Versus 2003 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income
Loans (net of unearned discounts)	$3,156	$3,129	$6,285	$3,493	$(850)	$2,643
Taxable investment securities	(84)	17	(67)	(115)	11	(104)
Nontaxable investment securities	(97)	(5)	(102)	(122)	(72)	(194)
Other short-term investments	46	315	361	(21)	41	20

Total interest income	3,021	3,456	6,477	3,235	(870)	2,365

Interest Expense
Interest bearing demand	(220)	(73)	(293)	153	(246)	(93)
Savings deposits	152	893	1,045	17	(22)	(5)
Time deposits	713	625	1,338	485	(201)	284
Short-term borrowings	26	466	492	10	51	61
Long-term borrowings	(55)	24	(31)	83	(101)	(18)

Total interest expense	616	1,935	2,551	748	(519)	229

Net interest income			$3,926			$2,136

Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

INVESTMENT PORTFOLIO

The following table shows the maturities of investment securities at book value as of December 31, 2005, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
Bonds:
U. S. Treasury
Book value	$56	$1,310	$0	$0	$1,366
Yield	3.22%	3.10%	0%	0%	3.10%
U. S. Government agencies
Book value	3,005	12,121	0	0	15,126
Yield	2.88%	4.28%	0%	0%	4.00%
State and municipal
Book value	0	0	2,355	18,176	20,531
Yield	0%	0%	7.57%	7.69%	7.68%

Total book value	$3,061	$13,431	$2,355	$18,176	$37,023
Yield	2.88%	4.16%	7.57%	7.69%	6.01%

Mortgage-backed securities
Total book value					$29,529
Yield					4.02%
Equity Securities
Total book value					$2,172
Yield					4.88%

Total Investment Securities					$68,724
Yield					5.12%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

LOAN PORTFOLIO

The following table presents the loan portfolio at the end of each of the last five years:

(Dollars in thousands)	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$50,104	$38,659	$38,186	$33,806	$28,534
Real estate - Construction	30,532	18,744	21,016	22,048	20,480
Real estate - Mortgage	373,410	324,703	277,985	217,791	192,192
Consumer (net of unearned discount)	6,340	7,162	7,867	7,746	8,610

Total loans	$460,386	$389,268	$345,054	$281,391	$249,816

Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments, and credit cards) at December 31, 2005:

(Dollars in thousands)	Under One Year	One to Five Years	Over Five Years	Total
Commercial, financial and agricultural	$3,446	$8,842	$37,816	$50,104
Real estate - Construction	7,057	5,799	17,676	30,532

Total loans	$10,503	$14,641	$55,492	$80,636

The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2005:

(Dollars in thousands)	Fixed Rate Loans	Variable Rate Loans
Due within one year	$847	$46,221
Due after one but within five years	20,205	21,146
Due after five years	75,206	296,761

Total loans	$96,258	$364,128

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

	Years Ended December 31
(Dollars in thousands)	2005	2004	2003	2002	2001
Average total loans outstanding (net of unearned income)	$421,728	$369,409	$313,833	$264,296	$233,103
Allowance for loan losses, beginning of period	4,318	4,161	3,734	3,104	2,691
Additions to provision for loan losses charged to operations	144	210	491	720	504
Loans charged off during the year
Mortgages	30	9	12	0	0
Commercial	0	21	4	48	67
Installment	31	39	33	36	2
Personal credit lines and credit cards	21	16	32	17	29

Total charge-off’s	82	85	81	101	98

Recoveries of loans previously charged off:
Mortgages	22	3	3	0	0
Commercial	0	0	0	3	6
Installment	19	25	8	8	1
Personal credit lines and credit cards	7	4	6	0	0

Total recoveries	48	32	17	11	7

Net loans charged off (recovered)	34	53	64	90	91

Allowance for loan losses, end of period	$4,428	$4,318	$4,161	$3,734	$3,104

Ratio of net loans charged off to average loans outstanding	0.01%	0.01%	0.02%	0.03%	0.04%

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

(Dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans	$52	$314	$130	$85	$56
Accrual loans
Restructured	0	0	1,410	1,428	0
30 through 89 days past due	4,249	1,643	1,440	1,419	2,244
90 days or more past due	411	2,550	2,743	1,446	644

Total accrual loans	$4,660	$4,193	$5,593	$4,293	$2,888

See Note 6 of the notes to consolidated financial statements for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and discussion concerning impaired loans at December 31, 2005.

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

(Dollars in thousands)	2005		2004
	Allowance Amount	Percentage of Loans to Total Loans	Allowance Amount	Percentage of Loans to Total Loans
Commercial, financial and agricultural	$558	11%	$1,381	10%
Real estate - Commercial	573	39%	617	39%
Real estate - Construction	6	7%	0	5%
Real estate - Mortgage	865	42%	330	44%
Consumer	44	1%	105	2%
Unallocated	2,382	0%	1,885	0%

Total	$4,428	100%	$4,318	100%

(Dollars in thousands)	2003		2002
	Allowance Amount	Percentage of Loans to Total Loans	Allowance Amount	Percentage of Loans to Total Loans
Commercial, financial and agricultural	$928	11%	$806	12%
Real estate - Commercial	828	44%	545	41%
Real estate - Construction	0	6%	0	8%
Real estate - Mortgage	326	36%	255	36%
Consumer	9	3%	28	3%
Unallocated	2,070	0%	2,100	0%

Total	$4,161	100%	$3,734	100%

(Dollars in thousands)			2001
			Allowance Amount	Percentage of Loans to Total Loans
Commercial, financial and agricultural			$466	11%
Real estate - Commercial			563	46%
Real estate - Construction			0	8%
Real estate - Mortgage			350	31%
Consumer			33	4%
Unallocated			1,692	0%

Total			$3,104	100%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

DEPOSITS

The average amounts of deposits are summarized below:

(Dollars in thousands)	Years Ended December 31,
	2005	2004	2003
Demand deposits	$66,829	$57,762	$47,416
Interest bearing demand deposits	162,888	183,649	170,832
Savings deposits	63,174	29,752	26,602
Time deposits	140,245	114,181	97,539

Total deposits	$433,136	$385,344	$342,389

The following is a breakdown of maturities of time deposits of $ 100,000 or more as of December 31, 2005:

(Dollars in thousands)
Three months or less	$29,078
Over three months through twelve months	18,813
Over one year through three years	5,391
Over three years	4,070

Total	$57,352

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

RETURN ON EQUITY AND ASSETS

The following table presents a summary of significant earnings and capital ratios applying daily average balances for the years ended December 31,

(Dollars in thousands)	2005	2004	2003
Average assets	$552,592	$495,919	$443,737
Net income	$9,987	$7,770	$6,980
Average equity	$53,423	$46,309	$40,491
Cash dividends paid	$3,157	$2,556	$2,126

Return on assets	1.81%	1.57%	1.57%
Return on equity	18.69%	16.78%	17.24%
Dividend payout ratio	31.62%	32.89%	30.45%
Equity to asset ratio	9.67%	9.34%	9.13%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Interest income	$32,415	$25,892	$23,484	$23,173	$23,978
Interest expense	9,537	6,986	6,757	7,985	10,677

Net interest income	22,878	18,906	16,727	15,188	13,301
Provision for loan losses	144	210	491	720	504

Net interest income after provision for loan losses	22,734	18,696	16,236	14,468	12,797

Other income:
Trust and brokerage services	3,164	2,471	1,948	1,780	1,480
Service charges on deposits, other service charges, collection and exchange charges, commissions and fees	5,575	4,082	3,866	3,171	2,634
Other operating income	320	416	618	409	366

Total other income	9,059	6,969	6,432	5,360	4,480

Income before operating expense	31,793	25,665	22,668	19,828	17,277
Operating expenses:
Salaries and employees benefits	9,257	7,909	6,787	5,993	5,151
Occupancy and equipment expense	2,673	2,398	2,109	1,800	1,676
Other operating expenses	5,467	4,411	4,114	3,895	3,420

Total operating expenses	17,397	14,718	13,010	11,688	10,247

Income before income taxes	14,396	10,947	9,658	8,140	7,030
Income tax	4,409	3,177	2,678	2,225	1,938

Net income applicable to common stock	$9,987	$7,770	$6,980	$5,915	$5,092

Per share data: (1)
Basic earnings	$1.85	$1.45	$1.32	$1.12	$0.98
Diluted earnings	$1.77	$1.40	$1.27	$1.10	$0.96
Cash dividends	$0.583	$0.476	$0.401	$0.327	$0.270

Weighted average shares:
Basic	5,407,550	5,362,017	5,307,089	5,271,303	5,218,588
Diluted	5,636,191	5,558,851	5,476,292	5,390,015	5,287,881

(1)	Per share amounts have been restated to reflect:

The 5% stock dividend paid June 29, 2005

The 2-for-1 stock split paid February 10, 2004

The 5% stock dividend paid May 30, 2003

The 5% stock dividend paid September 15, 2001

Item 9.	Changes in, and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on such evaluation, such officers have concluded that the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. Management’s Report on internal control over financial reporting for December 31, 2005 is shown on page 2 of the annual shareholders’ report for the year ended December 31, 2005 and is incorporated herein by reference. The attestation report of the registered public accounting firm on management’s assessment of internal control over financial reporting is shown on page 1 of the annual shareholders’ report for the year ended December 31, 2005 and is incorporated herein by reference. There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the fourth quarter of 2005.

Item 9B.	Other Information.

The Corporation had no other events that should have been disclosed on form 8K that were not already disclosed on such form.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The Corporation has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Corporation’s Code of Ethics for Senior Financial Officers is available on Orrstown Bank’s website at http://www.orrstown.com.

All other information required by Item 10 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	217,571	$29.07	200,612
Equity compensation plan not approved by security holders (1)	26,537	$22.60	41,593

Total	244,108	$28.37	242,205

(1)	Non-Employee Director Stock Option Plan of 2000. On January 27, 2000, the Board of Directors of the Corporation approved the Orrstown Financial Services, Inc. Non-Employee Director Stock Option Plan of 2000. The Directors’ Option Plan is a formula plan under which options to purchase shares of the Corporation’s Common Stock are granted each year to directors in office on April 1. The number of options granted each year is based on the Corporation’s return on average equity for the most recent fiscal year. All options have a term of 10 years from the regular grant date, are fully exercisable from the regular grant date, and have an exercise price equal to the fair market value of the Corporation’s Common Stock as of the date of the grant of the option based upon criteria as outlined in the plan. If a director “retires”, whether as a result of reaching mandatory retirement age, or under any other circumstances the Board of Directors, in its discretion, may determine to constitute retirement, the options previously granted to the director will expire at their scheduled expiration date. If a director’s service as a director terminates for any other reason, the options previously granted to the director will expire six months after the date of termination of service unless scheduled to expire sooner.

All other information required by Item 12 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) - Financial Statements - The following consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2005, are incorporated by reference in Item 8:

Consolidated balance sheets - December 31, 2005 and 2004

Consolidated statements of income - Years ended December 31, 2005, 2004, and 2003

Consolidated statements of shareholders’ equity - Years ended December 31, 2005, 2004, and 2003

Consolidated statements of cash flows - Years ended December 31, 2005, 2004, and 2003

Notes to consolidated financial statements - December 31, 2005

(2) - Financial Statement Schedules - All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) - Exhibits

2	Plan of acquisition, reorganization, arrangement, liquidation or succession. Agreement and Plan of Reorganization dated November 21, 2005, by and between Orrstown Financial Services, Inc. and The First National Bank of Newport, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005.

3.1	Articles of incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, Registration No.333-131176.

3.2	By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 33-18888.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

(i)	Articles of Incorporation of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, Registration No.333-131176.

(ii)	By-laws of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 33-18888.

10.1	Change in control agreement between Orrstown Financial Services, Inc. and its chief executive officer. Incorporated by reference to Exhibit 99 of the Registrant’s Form 10-K for the year ended December 31, 1996.

10.2	Salary continuation plan for selected officers – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.3	Officer group term replacement plan for selected officers – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.4	Director retirement plan – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.5	Revenue neutral retirement plan – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.6	Non-employee director stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 dated April 11, 2000

10.7	Employee stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 dated March 31, 2000

10.8	Description of Executive Incentive Plan incorporated by reference to the Registrant’s definitive schedule 14A proxy statement filed March 18, 2005

13	Annual report to security holders – filed herewith

14	Code of Ethics Policy for Senior Financial Officers – incorporated by reference under Item 10 of this Annual Report

21	Subsidiaries of the registrant - filed herewith

23.1	Consent of independent auditors - filed herewith

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Chief Executive Officer) – filed herewith

32.1	Section 1350 Certifications (Chief Financial Officer) – filed herewith

All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits - The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c) Financial statement schedules - None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

	By	/s/ Kenneth R. Shoemaker
Dated: March 10, 2006		Kenneth R. Shoemaker, President (Duly authorized officer)

	By	/s/ Bradley S. Everly
Dated: March 10, 2006		Bradley S. Everly, Chief Financial Officer (PrincipalAccounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth R. Shoemaker	President, CEO and Director	March 10, 2006
Kenneth R. Shoemaker

/s/ Anthony F. Ceddia	Director	March 10, 2006
Dr. Anthony F. Ceddia

/s/ Glenn W. Snoke	Director	March 10, 2006
Glenn W. Snoke

/s/ Gregory A. Rosenberry	Director	March 10, 2006
Gregory A. Rosenberry

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 10, 2006
Joel R. Zullinger

/s/ Jeffrey W. Coy	Vice Chairman of the Board and Director	March 10, 2006
Jeffrey W. Coy

/s/ John S. Ward	Director	March 10, 2006
John S. Ward

/s/ Denver L. Tuckey	Secretary and Director	March 10, 2006
Denver L. Tuckey

/s/ Andrea Pugh	Director	March 10, 2006
Andrea Pugh