Form 10-Q
period 2006-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2006-05-09
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 33-18888

ORRSTOWN FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania	23-2530374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 East King Street, P.O. Box 250, Shippensburg, Pennsylvania	17257
(Address of principal executive offices)	(Zip Code)

(717) 532-6114

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b – 2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 31, 2006, 5,439,529 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands)	(Unaudited) March 31, 2006	(Audited) * December 31, 2005
ASSETS
Cash and due from banks	$12,508	$11,901
Federal funds sold	17,360	23,430

Cash and cash equivalents	29,868	35,331

Interest bearing deposits with banks	3,201	3,445
Securities available for sale	67,256	69,008
FHLB, Federal Reserve and Atlantic Central Bankers Bank stock, at cost which approximates market value	2,661	2,669

Loans	473,679	460,386
Allowance for loan losses	(4,449)	(4,428)

Net Loans	469,230	455,958

Premises and equipment, net	14,046	13,636
Accrued interest receivable	2,065	2,169
Cash surrender value of life insurance	12,399	7,787
Other assets	6,864	11,457

Total assets	$607,590	$601,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$70,151	$68,697
Interest bearing	406,192	394,125

Total deposits	476,343	462,822

Short term borrowings	30,877	36,138
Long-term debt	37,085	40,306
Accrued interest payable	495	550
Other liabilities	4,112	4,334

Total liabilities	548,912	544,150

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 5,439,529 and 5,439,227 shares issued	283	283
Additional paid - in capital	46,881	46,876
Retained earnings	11,483	9,964
Accumulated other comprehensive income	31	187

Total shareholders’ equity	58,678	57,310

Total liabilities and shareholders’ equity	$607,590	$601,460

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2006	March 2005
INTEREST INCOME
Interest and fees on loans	$8,117	$6,261
Interest and dividends on investment securities	751	914
Interest on short term investments	212	44

Total interest income	9,080	7,219

INTEREST EXPENSE
Interest on deposits	2,454	1,492
Interest on short-term borrowings	328	108
Interest on long-term debt	424	361

Total interest expense	3,206	1,961

Net interest income	5,874	5,258
Provision for loan losses	36	24

Net interest income after provision for loan losses	5,838	5,234

OTHER INCOME
Service charges on deposits	927	807
Other service charges	352	270
Trust department income	548	537
Brokerage income	313	197
Other income	145	92
Securities gains / (losses)	2	(2)

Total other income	2,287	1,901

OTHER EXPENSES
Salaries and employee benefits	2,716	2,200
Net occupancy and equipment expenses	742	639
Data processing	184	141
Advertising	77	95
Other operating expenses	829	952

Total other expense	4,548	4,027

Income before income tax	3,577	3,108
Income tax expenses	1,079	937

Net income	$2,498	$2,171

PER SHARE DATA
Earnings per share
Basic earnings per share	$0.46	$0.40
Weighted average number of shares outstanding	5,439,347	5,391,157

Diluted earnings per share	$0.44	$0.39
Weighted average number of shares outstanding	5,683,335	5,598,245
Dividends per share	$0.18	$0.1333

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2006	March 2005
COMPREHENSIVE INCOME
Net Income	$2,498	$2,171
Other comprehensive income, net of tax
Unrealized (loss) on investment securities available for sale	(156)	(573)

Comprehensive Income	$2,342	$1,598

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2006	March 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,498	$2,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314	311
Provision for loan losses	36	24
Other, net	(79)	208

Net cash provided by operating activities	2,769	2,714

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits with banks	244	796
Purchases of available for sale securities	(6)	(4,262)
Sales and maturities of available for sale securities	1,489	3,418
Net sales of FHLB Stock	8	423
Net (increase) in loans	(13,308)	(13,438)
Purchases of bank premises and equipment	(724)	(241)

Net cash (used) by investing activities	(12,297)	(13,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,521	13,488
Cash dividends paid	(979)	(719)
Proceeds from sale of stock	5	424
Net increase (decrease) in short term purchased funds	(5,261)	1,052
Payments on long term debt	(3,221)	(166)

Net cash provided by financing activities	4,065	14,079

Net increase (decrease) in cash and cash equivalents	(5,463)	3,489
Cash and cash equivalents at beginning of period	35,331	19,849

Cash and cash equivalents at end of period	$29,868	$23,338

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,261	$1,947
Income Taxes	0	0

Supplemental schedule of noncash investing and financing activities:
Unrealized (loss) on investments available for sale (net of deferred taxes of $80 and $295 at March 31, 2006 and 2005, respectively)	(156)	(573)

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial information presented at and for the three months ended March 31, 2006 and 2005 has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2005 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2005.

Operating

The consolidated financial statements include the accounts of Orrstown Financial Services, Inc. (the Corporation) and its wholly-owned subsidiaries, Orrstown Bank (the Bank) and Pennbanks Insurance Company Cell P1. All significant intercompany transactions and accounts have been eliminated. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Cash Flows

For purposes of the Statements of Cash Flows, cash and cash equivalents include Cash and due from banks and Federal funds sold. As permitted by Statement of Financial Accounting Standards No. 104, the Corporation has elected to present the net increase or decrease in deposits with banks, loans and deposits in the Statement of Cash Flows.

Federal Income Taxes

For financial reporting purposes, the provision for loan losses charged to operating expense is based on management’s judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of the aforementioned timing differences, plus the timing differences associated with depreciation expense, deferred income taxes are provided in the financial statements. Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations.

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Corporation’s results of operations.

The Corporation has classified all investment securities as “available for sale”. At December 31, 2005, fair value exceeded amortized cost by $284,000 and at March 31, 2006 fair value exceeded amortized cost by $47,000. In shareholders’ equity, the balance of accumulated other comprehensive income decreased to $31,000 from $187,000 at December 31, 2005.

Stock-Based Compensation

The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation’s employees and directors. The Corporation has historically accounted for the plans using the intrinsic-value method under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income through the end of 2005 for options granted since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the FASB issued a final FAS Statement No 123R, “Share-Based Payment”, which will require financial statement recognition of compensation cost for stock options and other stock-based awards. The Corporation will be required to expense any additional options granted effective first quarter, 2006. No grants were made during the periods presented herein. According to the provisions of Statement 123R there are two transition methods, a modified prospective application and a modified retrospective application. The Corporation has evaluated both methods and expects to adopt the modified prospective method. This will require the recognition of compensation expense for the unvested portion of existing awards and new grants, but does not require a restatement of prior periods. All options that have been awarded in prior years were fully vested when granted. Options have an exercise price equal to the fair market value as established by the average of the daily high bid and daily low offer quotations for the shares reported in the OTC Bulletin Board service during the ten trading days immediately preceding the date of purchase. Application of this pronouncement is not expected to have a material effect on the Corporation’s liquidity, capital resources, or results of operations.

Note 2: Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As of March 31, 2006, $16,714,000 of performance standby letters of credit have been issued. The Bank does not anticipate any losses as a result of these transactions.

Orrstown Financial Services, Inc. announced on November 22, 2005 that it has executed an agreement to acquire First National Bank of Newport (First National), headquartered in Newport, Pennsylvania, Perry County. The acquisition is subject to regulatory approval as well as approval of First National shareholders. Orrstown anticipates the transaction will close May 1, 2006. Under the terms of the agreement, each share of First National common stock outstanding at the time of the transaction will be exchanged for 1.75 shares of Orrstown common stock and $22.20 in cash. As of November 21, 2005, First National had 400,000 shares of common stock outstanding. $8,880,000 will be needed to satisfy the cash portion of the exchange.

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

Note 4: Subsequent Events

On April 27, 2006, the Board of Directors of Orrstown Financial Services, Inc. approved a program to repurchase up to 150,000 shares or approximately 2.8 percent of its own stock from time to time as conditions allow. The repurchase of any or all such shares may be commenced or suspended at any time without prior notice.

On May 1, 2006, Orrstown Financial Services, Inc. completed the acquisition of The First National Bank of Newport, a $120 million national banking institution with four banking offices in Perry County, Pennsylvania. First National will continue to operate as a wholly owned subsidiary of Orrstown Financial Services, Inc. under the name “The First National Bank of Newport”.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following is a discussion of our consolidated financial condition at March 31, 2006 and results of operations for the three months ended March 31, 2006 and three months ended March 31, 2005. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

Critical Accounting Policies

The Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, grouping of like loans, grading of individual loan quality, review of specific problem loans, the examination of underlying collateral and current economic conditions that may affect the borrowers’ ability to pay.

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $2,498,000 for the first quarter of 2006 compared to $2,171,000 for the same period in 2005, representing an increase of $327,000 or 15.1%. Basic earnings per share increased $0.06 to $0.46 in the recent quarter from the $0.40 earned during the first quarter of 2005. Diluted earnings per share for the first quarter were $0.44 versus $0.39 last year. All per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on June 29, 2005.

The following statistics compare 2006’s first quarter and year-to-date performance to that of 2005:

	Three Months Ended
	March 2006	March 2005
Return on average assets	1.69%	1.70%
Return on average equity	17.55%	17.43%
Average equity / Average assets	9.64%	9.74%

RESULTS OF OPERATIONS

Quarter ended March 31, 2006 compared to Quarter ended March 31, 2005

Net Interest Income

Net interest income for the first quarter of 2006 was $5,874,000 representing a growth of $616,000, or 11.7% over the $5,258,000 realized during the first quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the first quarter of 2006 and 2005 was $6,079,000 and $5,453,000, respectively.

The 11.7% growth in net interest income was fueled by volume factors. Total earning assets increased 14.4% while interest bearing liabilities increased 16.4%. Interest income and interest expense both rose due to growth and the rising rate environment. The loan portfolio increased 18.0% versus first quarter 2005 with most growth channeled into commercial loans. Earning assets increased 58 basis points in yield while interest bearing liabilities increased by 80 basis points. The decline of 12 basis points in net interest margin reflects both the growth in interest bearing liabilities and some shifts within our deposit products to higher rate instruments. The rising interest rate environment has promoted more rapid growth in time deposits than is typical. This, along with the popularity of deposit instruments tied to the prime lending rate has served to increase our cost of funds. The spread remains comfortably higher than peer averages however.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

	Three Months Ended
	March 2006			March 2005
(Dollars in Thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$19,262	$212	4.46%	$7,228	$44	2.47%
Investment securities	70,987	890	5.05%	84,069	1,083	5.18%
Total loans	466,461	8,183	7.03%	395,350	6,287	6.37%

Total interest-earning assets	556,710	9,285	6.68%	486,647	7,414	6.10%

Interest Bearing Liabilities:
Interest bearing demand deposits	$139,847	$327	0.95%	$176,820	$454	1.04%
Savings deposits	82,366	498	2.45%	39,417	100	1.03%
Time deposits	174,267	1,629	3.79%	131,916	938	2.88%
Short term borrowings	32,809	328	4.05%	19,433	108	2.25%
Long term borrowings	39,906	424	4.31%	35,489	361	4.13%

Total interest bearing liabilities	469,195	3,206	2.77%	403,075	1,961	1.97%

Net interest income / net interest spread		$6,079	3.91%		$5,453	4.13%
Net interest margin			4.35%			4.47%

Non-Interest Income

Total non-interest income, excluding securities gains, increased $382,000, or 20.1%, from $1,903,000 to $2,285,000. Securities losses were $2,000 during the first quarter 2005 compared to the $2,000 of gains taken in the first quarter of 2006. Significant increases were realized in the secondary mortgage program, brokerage income, debit card utilization and the popularity of the overdraft protection program. Service charges on deposits increased 14.9% or $120,000 with $64,000 of the growth due to the overdraft protection program. Fees from debit cards and merchant accounts added another $58,000. Other service charges increased by $82,000. The success of the secondary mortgage program contributed $73,000 to the growth in other service charges. Brokerage fees increased significantly by $116,000 or 58.9%, which includes revenue earned by a Carlisle, Pennsylvania based investment management firm that was acquired effective August 1, 2005.

Non-Interest Expense

Other expenses rose from $4,027,000 during the first quarter 2005 to $4,548,000 during 2006’s first quarter, an increase of $521,000, or 12.9%. The $516,000 growth in salaries and benefits was the largest contributor to the increase. Annual salary increases, staff growth and rising heath care costs contributed to the increase.

Occupancy and equipment expense rose $103,000, or 16.1%, over the prior year. Real estate taxes, rent expense and depreciation expense contributed the most significant increases. The addition of our fourteenth branch, which opened in August 2005 in Camp Hill, Pennsylvania and the opening of our fifteenth branch in Hagerstown, Maryland on March 22, 2006 have added to these costs.

Data processing expense increased by $43,000, or 30.5%, due to growth. All other operating expenses decreased by $123,000 as loan department overhead declined. Training costs declined by more than $19,000 due to timing. Other real estate expense of $59,000 was incurred in the first quarter of 2006 versus no costs incurred in the first quarter of 2005. The Corporation’s overhead efficiency ratio improved to 53.4% for the current quarter versus first quarter 2005 ratio of 54.5% as net interest income and noninterest income grew at a more rapid pace than overhead expenses.

INCOME TAX EXPENSE

Income tax expense increased $142,000, or 15.2%, during the first quarter of 2006 versus the first quarter of 2005. The marginal federal income tax bracket is 34% for all periods presented. Effective income tax rates were as follows:

	Three Months Ended
	March 2006	March 2005
Effective income tax rate	30.2%	30.1%

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations.

The provision for loan losses amounted to $36,000 and $24,000 for the first quarter of 2006 and 2005, respectively. These provisions compared to net charge-offs of $15,000 during the first quarter 2006 and $4,000 during the same period last year. The loan portfolio increased 18.0% on an average daily basis.

The reserve at March 31, 2006 represented 0.94% of loans outstanding compared to the 1.08% at the same time last year. The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended
(Dollars in Thousands)	March 2006	March 2005
Balance at beginning of period	$4,428	$4,318
Recoveries of loans previously charged off	6	4
Additions to allowance charged to expense	36	24

Total	4,470	4,346
Loans charged off	21	8

Balance at end of period	$4,449	$4,338

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at March 31, are as follows:

(Dollars in Thousands)	2006	2005
Loans on nonaccrual (cash) basis	$57	$311
Loans whose terms have been renegotiated	0	0
OREO	1,197	0

Total nonperforming loans and OREO	1,254	311

Loans past due 90 or more days and still accruing	768	2,116

Total nonperforming and other risk assets	$2,022	$2,427

Ratio of total risk assets to total loans and OREO	0.43%	0.60%
Ratio of total risk assets to total assets	0.33%	0.46%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at March 31, 2006 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimums	Regulatory Well Capitalized Minimums
Leverage Ratio	9.44%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	11.90%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	12.88%	8%	10%

The growth experienced during 2006 has been supported almost solely by capital growth in the form of retained earnings. Equity represented 9.66% of assets at March 31, 2006 which is up from 9.53% at December 31, 2005.

All balance sheet fluctuations exceeding 5% have been created by either the growth that has been experienced during 2006 or single day fluctuations. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, the Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Funds provided from operating activities were the primary source of liquidity for the first three months of 2006. The net increase in deposits of $13,521,000 was channeled into loan growth of $13,293,000 from December 31, 2005 to March 31, 2006. Federal funds sold decreased $6,070,000 from December 31, 2005 to March 31, 2006.

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. At March 31, 2006, the cumulative gap was $5,882,000 and the RSA/ RSL cumulative ratio was 1.02% which has decreased from the 1.14% since December 31, 2005. The gap position is almost evenly distributed at this 12 month point. Earnings are naturally enhanced, and should maintain in a rising rate environment. This indicates that the balance sheet is positioned to sustain earnings in a rising rate environment and positioned adequately to avoid material earnings damage if rates do not rise or start to fall. The deposit mix leans towards transaction accounts, including non interest checking, rather than time deposits, although time deposits are increasing steadily in volume. Many of the transaction accounts have discretionary pricing so great flexibility exists for deposit side price adjustments.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on such evaluation, such officers have concluded that, as of March 31, 2006, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2006.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The nature of Orrstown Financial Services, Inc.’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of Orrstown at this time.

Item 1A - Risk Factors

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 – Exhibits

3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, Registration No. 333-131176.

3.2	By-laws. Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, Registration No. 33-18888.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

(i) Articles of Incorporation of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, Registration No.333-131176.

(ii) By-laws of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 33-18888.

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Chief Executive Officer) – filed herewith

32.2	Section 1350 Certifications (Chief Financial Officer) – filed herewith

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

Date: May 1, 2006