Form 10-Q
period 2006-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2006-08-09
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 33-18888

ORRSTOWN FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania	23-2530374 .
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 East King Street, P.O. Box 250, Shippensburg, Pennsylvania	17257
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2006, 6,134,268 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,	(Audited) * December 31,
(Dollars in Thousands)	2006	2005
ASSETS
Cash and due from banks	$21,784	$11,901
Federal funds sold	17,103	23,430

Cash and cash equivalents	38,887	35,331

Interest bearing deposits with banks	940	3,445
Member stock, at cost which approximates market value	2,425	2,669
Securities available for sale	93,249	69,008

Loans	575,816	460,386
Allowance for loan losses	(5,177)	(4,428)

Net Loans	570,639	455,958

Premises and equipment, net	17,349	13,636
Accrued interest receivable	2,739	2,169
Intangible Assets	21,692	2,070
Cash surrender value of life insurance	15,249	7,787
Other assets	4,770	9,387

Total assets	$767,939	$601,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$85,689	$68,697
Interest bearing	533,013	394,125

Total deposits	618,702	462,822

Short term borrowings	36,000	36,138
Long term debt	23,247	40,306
Accrued interest payable	758	550
Other liabilities	4,186	4,334

Total liabilities	682,893	544,150

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 6,134,268 and 5,439,227 shares issued	320	283
Additional paid - in capital	72,038	46,876
Retained earnings	13,401	9,964
Accumulated other comprehensive income	(345)	187
Treasury stock, 10,025 and 25 shares, at cost	(368)	0

Total shareholders’ equity	85,046	57,310

Total liabilities and shareholders’ equity	$767,939	$601,460

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	June 2006	June 2005
INTEREST INCOME
Interest and fees on loans	$9,656	$6,851
Interest and dividends on investment securities	939	856
Interest on short term investments	250	98

Total interest income	10,845	7,805

INTEREST EXPENSE
Interest on deposits	3,244	1,698
Interest on short-term borrowings	435	154
Interest on long-term debt	301	357

Total interest expense	3,980	2,209

Net interest income	6,865	5,596
Provision for loan losses	36	24

Net interest income after provision for loan losses	6,829	5,572

OTHER INCOME
Service charges on deposits	1,146	984
Other service charges	666	371
Trust department income	626	569
Brokerage income	340	276
Other income	166	107
Securities gains / (losses)	10	0

Total other income	2,954	2,307

OTHER EXPENSES
Salaries and employee benefits	3,288	2,275
Occupancy and equipment	828	633
Data processing	248	188
Advertising	122	66
Other operating expenses	864	982

Total other expense	5,350	4,144

Income before income tax	4,433	3,735
Income tax expenses	1,287	1,175

Net income	$3,146	$2,560

PER SHARE DATA
Earnings per share
Basic earnings per share	$0.53	$0.48
Weighted average number of shares outstanding	5,910,128	5,401,641

Diluted earnings per share	$0.51	$0.45
Weighted average number of shares outstanding	6,158,671	5,612,715

Dividends per share	$0.20	$0.14

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
(Dollars in Thousands)	June 2006	June 2005
INTEREST INCOME
Interest and fees on loans	$17,773	$13,112
Interest and dividends on investment securities	1,690	1,770
Interest on short term investments	462	142

Total interest income	19,925	15,024

INTEREST EXPENSE
Interest on deposits	5,698	3,190
Interest on short-term borrowings	763	263
Interest on long-term debt	725	717

Total interest expense	7,186	4,170

Net interest income	12,739	10,854
Provision for loan losses	72	48

Net interest income after provision for loan losses	12,667	10,806

OTHER INCOME
Service charges on deposits	2,073	1,791
Other service charges	1,018	641
Trust department income	1,174	1,106
Brokerage income	653	473
Other income	311	199
Securities gains / (losses)	12	(2)

Total other income	5,241	4,208

OTHER EXPENSES
Salaries and employee benefits	6,004	4,475
Occupancy and equipment	1,570	1,272
Data processing	432	329
Advertising	199	161
Other operating expenses	1,693	1,934

Total other expense	9,898	8,171

Income before income tax	8,010	6,843
Income tax expenses	2,366	2,112

Net income	$5,644	$4,731

PER SHARE DATA
Earnings per share
Basic earnings per share	$0.99	$0.88
Weighted average number of shares outstanding	5,676,038	5,396,428

Diluted earnings per share	$0.95	$0.84
Weighted average number of shares outstanding	5,922,316	5,605,520

Dividends per share	$0.38	$0.2733

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	June 2006	June 2005
COMPREHENSIVE INCOME
Net Income	$3,146	$2,560

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	(376)	420

Comprehensive Income	$2,770	$2,980

	Six Months Ended
(Dollars in Thousands)	June 2006	June 2005
COMPREHENSIVE INCOME
Net Income	$5,644	$4,731

Other comprehensive income, net of tax
Unrealized (loss) on investment securities available for sale	(532)	(153)

Comprehensive Income	$5,112	$4,578

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in Thousands)	June 2006	June 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,644	$4,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	708	586
Provision for loan losses	72	48
Other, net	(597)	(263)

Net cash provided by operating activities	5,827	5,102

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits with banks	2,680	(2)
Purchases of available for sale securities	(783)	(6,406)
Sales and maturities of available for sale securities	4,764	6,875
Net (increase) in loans	(42,777)	(35,001)
Purchases of bank premises and equipment	(1,908)	(487)
Purchase price of shares exchanged for cash	(8,882)	0
Cash acquired in acquisition	13,031	0
Other, net	640	503

Net cash (used) by investing activities	(33,235)	(34,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	50,378	48,083
Dividends paid	(2,208)	(1,476)
Proceeds from issuance of common stock	135	741
Purchase of treasury stock	(368)	0
Net change in short-term borrowings	(138)	8,859
Repayment of long-term borrowings	(17,059)	(1,682)
Other, net	224	(19)

Net cash provided by financing activities	30,964	54,506

Net increase (decrease) in cash and cash equivalents	3,556	25,090
Cash and cash equivalents at beginning of period	35,331	19,849

Cash and cash equivalents at end of period	$38,887	$44,939

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,978	$4,134
Income Taxes	2,525	1,900

Supplemental schedule of noncash investing and financing activities:
Unrealized (loss) on investments available for sale (net of deferred taxes of $(274) and $ (78) at June 30, 2006 and 2005, respectively)	(532)	(153)

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. and its subsidiaries (the Corporation or Orrstown) are presented at and for the three and six months ended June 30, 2006 and 2005 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2005 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiaries, Orrstown Bank, the First National Bank of Newport (First National) and Pennbanks Insurance Company Cell P1 (Cell P1). All significant intercompany transactions and accounts have been eliminated.

The Corporation has been in the process of divesting the Pennbanks Insurance Company Cell P1 insurance book of business. As of January 1, 2006 the liabilities associated with the insurance business were assumed by American General under a contractual arrangement. Cell P1 had investments in debt and equity securities. As of June 30, 2006, the equity security portfolio has been sold and only debt securities remain.

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The Corporation has classified all investment securities as “available for sale”. At December 31, 2005, fair value exceeded amortized cost by $284,000 and at June 30, 2006 amortized cost exceeded fair value by $523,000. In shareholders’ equity, the balance of accumulated other comprehensive income decreased to $(345,000) from $187,000 at December 31, 2005.

Stock-Based Compensation

The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation’s employees and directors. The Corporation has historically accounted for the plans using the intrinsic-value method under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. In December 2004, the FASB issued a final FAS Statement No 123R, “Share-Based Payment”, which requires financial statement recognition of compensation cost for stock options and other stock-based awards. As of January 1, 2006, the Corporation has adopted the modified prospective method. This requires the recognition of compensation expense for the unvested portion of existing awards and new grants, but does not require a restatement of prior periods. All options that have been awarded in prior years were fully vested when granted and did not require any amounts to be expensed.

As a result of adopting Statement 123R on June 30, 2006, the Corporation’s income before taxes and net income for the six months ended June 30, 2006, are $223,926 and $145,552 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are $.03 and $.03 lower, respectively, than if the company had continued to account for share-based compensation under Opinion 25. Options have an exercise price equal to the fair market value as established by the average of the daily high bid and daily low offer quotations for the shares reported in the OTC Bulletin Board service during the ten trading days immediately preceding the date of purchase. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

Earnings per share of common stock

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the addition of an incremental number of shares added as a result of converting common stock equivalents. All per share amounts have been restated for stock splits and stock dividends that occurred prior to the issuance of the financial statements, including a 5% stock dividend paid June 2005. A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There is no adjustment to net income to arrive at diluted net income per share.

	Three Months Ended		Six Months Ended
	June 2006	June 2005	June 2006	June 2005
Net Income	$3,146	$2,560	$5,644	$4,731

Weighted average shares outstanding (basic)	5,910	5,402	5,676	5,396
Impact of common stock equivalents	249	211	246	210

Weighted average shares outstanding (diluted)	6,159	5,613	5,922	5,606

Per share information:
Basic earnings per share	$0.53	$0.48	$0.99	$0.88
Diluted earnings per share	$0.51	$0.45	$0.95	$0.84

Note 2: Other Commitments

In the normal course of business, the banks make various commitments and incur certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation’s subsidiary banks evaluate each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Each bank holds collateral supporting those commitments when deemed necessary by management. As of June 30, 2006, $18,734,000 of performance standby letters of credit have been issued. The Corporation does not anticipate any losses as a result of these transactions.

Note 3: Allowance for loan losses:

An allowance has been established for the acquired credit risk of the loan portfolio less any amounts attributable to loans with credit quality issues acquired in the May 1, 2006 acquisition of the First National Bank of Newport.

(Dollars in Thousands)	Three Months Ended		Six Months Ended
	June 2006	June 2005	June 2006	June 2005
Balance at beginning of period	$4,449	$4,338	$4,428	$4,318
Provision for loan losses	36	24	72	48
Net loans charged-off	(28)	(13)	(43)	(17)
Additions established for acquired credit risk	720	—	720	—

Balance at end of period	$5,177	$4,349	$5,177	$4,349

Note 4: Acquisition

On May 1, 2006, Orrstown Financial Services, Inc. completed the acquisition of The First National Bank of Newport, a $120 million national banking institution with four banking offices in Perry County, Pennsylvania. First National operates as a wholly owned subsidiary of Orrstown Financial Services, Inc. under the name “The First National Bank of Newport”.

Under the terms of the agreement, each share of First National common stock outstanding at the time of the transaction was exchanged for 1.75 shares of Orrstown common stock and $22.20 in cash. The purchase price for share exchanged for common stock was $35.49 with 400,000 shares of First National common stock outstanding.

The following table summarizes the preliminary purchase price allocation based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Assets
Cash and cash equivalents	13,031
Investments securities	29,398
Net Loans	71,976
Core deposit intangible	1,665
Other assets	5,828

Total identifiable assets	$121,898

Liabilities
Total deposits	105,502
Short term borrowings	—
Long term borrowings	—
Other liabilities	547

Total liabilities	$106,049

Merger related expenses of $286,000 were paid in the second quarter of 2006 and entered into goodwill and deferred taxes. $146,000 of fixed asset costs incurred in connection with the conversion and updating the Corporation’s core operating system has been paid in the second quarter of 2006. The bulk of conversion related costs have been incurred during the second quarter. Less significant expenses for other items may be recognized in future quarters.

Orrstown Financial Services, Inc. used the purchase method of accounting to record the acquisition transaction with First National. The $18,160,000 of goodwill in connection with the acquisition is calculated below. The goodwill recorded was allocated to First National as all of the assets and liabilities acquired were related to the banking subsidiary.

Orrstown Financial Services, Inc common stock issued	699,949
Average purchase price per Orrstown common shares	$35.49

		$24,841
Cash price paid at $22.20 per share plus 51 fractional shares		8,882
Merger costs		286

Total purchase price		34,009

Net assets acquired:
First National’s shareholders’ equity	13,648

Adjustments to reflect assets acquired at fair value:
Investments	—
Loans	329
Bank premises	1,189
Core deposit intangible	1,665
Deferred tax assets	(1,165)
Adjustments to reflect liabilities acquired at fair value:
Time deposits	183
		15,849

Goodwill resulting from merger		$18,160

The following pro forma combined results of operations for the six months ended June 30, 2006 and June 30, 2005 gives effect to the merger as if the merger had been completed on January 1, 2006 and January 1, 2005, respectively. The pro forma information shows the combination of First National’s historical results into Orrstown Financial services, Inc. results of operations under the purchase method of accounting. While certain adjustments have been made for the estimated impact of purchase accounting adjustments, the pro forma results of operations is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented.

	Pro forma Six Months Ended
(Dollars in Thousands, except per share data)	June 2006	June 2005
Net interest income	14,237	13,070
Other income	5,426	4,765
Net income	5,896	5,518

Earnings per share	0.96	0.91

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following is a discussion of our consolidated financial condition at June 30, 2006 and results of operations for the three and six months ended June 30, 2006 and three and six months ended June 30, 2005. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,146,000 for the second quarter of 2006 compared to $2,560,000 for the same period in 2005, representing an increase of $586,000 or 22.9%. Basic earnings per share increased $0.05 to $0.53 in the recent quarter from the $0.48 earned during the second quarter of 2005. Diluted earnings per share for the second quarter were $0.51 versus $0.45 last year.

Net income for the first six months of 2006 was $5,644,000 compared to $4,731,000 for the same period in 2005, representing an increase of $913,000 or 19.3%. First National contributed $302,000 of net income during its two months of inclusion. Basic earnings per share for the first half of 2006 increased to $.99, up from the $.88 per share realized during the six months ended June 30, 2005. All per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on June 29, 2005.

The following statistics compare 2006’s second quarter and year-to-date performance to that of 2005:

	Three Months Ended		Six Months Ended
	June 2006	June 2005	June 2006	June 2005
Return on average assets	1.79%	1.90%	1.74%	1.80%
Return on average tangible assets	1.83%	1.90%	1.77%	1.80%
Return on average equity	16.54%	19.73%	16.97%	18.61%
Return on average tangible equity	20.55%	20.27%	19.42%	19.13%
Average equity / Average assets	10.81%	9.61%	10.27%	9.67%

RESULTS OF OPERATIONS

Quarter ended June 30, 2006 compared to Quarter ended June 30, 2005

Net Interest Income

Net interest income for the second quarter of 2006 was $6,865,000 representing a growth of $1,269,000, or 22.7% over the $5,596,000 realized during the second quarter last year. First National contributed $745,000 to net interest income during its two months of operations. On a fully taxable equivalent basis (FTE), net interest income for the second quarter of 2006 and 2005 were $7,122,000 and $5,770,000, respectively.

Interest income FTE

FTE interest income totaled $11,102,000 for the second quarter of 2006 verses $7,979,000 for the same period last year, a difference of $3,123,000 or 39.1%. The rate on earning assets rose from 6.24% during the second quarter 2005 to 6.85% during the same quarter this year. Increases in the prime lending rate and the federal funds rate during 2005 and continuing through the first six months of 2006 have increased the earnings yield of the Corporation. Total earning assets grew $135.8 million or 26.7% from $508.5 million on average for the second quarter of 2005 to $644.3 million during the second quarter 2006. Approximately 15.1% of this growth is due to the acquisition of First National, resulting in approximately 11.6% of organic growth throughout the Corporation. Commercial loans have continued to be the largest area of growth. Since most of these loans are variable in nature, this has enabled interest income to grow given the rising rate environment.

Interest expense

Interest expense increased $1,771,000 or 80.2%, to $3,980,000. Interest bearing liabilities increased to $545.0 million from $421.4 million or 29.3%. Approximately 15.6% of this growth is due to the acquisition of First National, resulting in approximately 13.7% of organic growth in interest bearing liabilities. Savings accounts continued to increase in volume but have slowed down compared to past quarters, while interest bearing demand deposits are decreasing in volume in the rising rate environment. Time deposits grew 74.9% or $99.5 million from $132.9 to $232.4 or approximately 49.6% excluding time deposits acquired from First National. Short term borrowings have increased by $15.4 million due to a seasonal increase in repurchase agreements. Total long term borrowings have decreased by $7.2 million due to pay downs and maturities. First National did not have any borrowings at the time of the acquisition.

Interest rates on liabilities have risen due to the rising rate environment in which we are operating. Time deposit open accounts and a prime savings account are tied to the prime lending rate, so costs have increased over the past twelve months. As a result of the cost of funds increasing at a faster pace than earning assets, the funds flow mentioned above, and the addition of First National at slightly tighter margin, the interest spread decreased from 4.14% to 3.92% and the interest margin decreased from 4.50% during second quarter 2005 to 4.38% during second quarter 2006.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

	Three Months Ended
	June 2006			June 2005
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$19,972	$250	5.02%	$13,256	$98	2.97%
Investment securities	88,076	1,103	5.03%	81,302	1,009	4.99%
Total loans	536,255	9,749	7.22%	413,928	6,872	6.60%

Total interest-earning assets	644,303	11,102	6.85%	508,486	7,979	6.24%

Interest Bearing Liabilities:
Interest bearing demand deposits	$156,500	$399	1.02%	$169,013	$423	1.00%
Savings deposits	90,530	520	2.30%	62,155	265	1.71%
Time deposits	232,429	2,325	4.01%	132,910	1,010	3.05%
Short term borrowings	38,201	435	4.57%	22,770	154	2.71%
Long term borrowings	27,393	301	4.41%	34,567	357	4.14%

Total interest bearing liabilities	545,053	3,980	2.93%	421,415	2,209	2.10%

Net interest income / net interest spread		$7,122	3.92%		$5,770	4.14%
Net interest margin			4.38%			4.50%

Non-Interest Income

Total non-interest income, excluding securities gains, increased $637,000, or 27.6%, from $2,307,000 to $2,944,000. There were no net securities gains (losses) in the second quarter 2005 compared to the $10,000 of gains taken in the second quarter of 2006. Significant increases were realized in the secondary mortgage program, asset management fees, debit card utilization and the overdraft protection program. Service charges on deposits increased 16.5% or $162,000 with $122,000 of the growth due to the overdraft protection program. Fees from debit cards and merchant accounts added another $54,000. Other service charges increased by $295,000. The success of the secondary mortgage program contributed greatly to this growth in other service charges. Property and casualty insurance increased by $70,000 while credit life and disability insurance fell due to the sale of Cell P1’s book of business as of January 1, 2006. Asset management fees added significantly to the growth as trust fees increased by $57,000 or 10.0% and brokerage fees increased $64,000 or 23.2%. Life insurance income increased $69,000 due to the acquisition of First National’s bank owned life insurance and an additional investment of $4.5 million in single premium life insurance policies.

Non-Interest Expense

Other expenses rose from $4,144,000 during the second quarter 2005 to $5,350,000 during the second quarter of 2006, an increase of $1,206,000, or 29.1%. The $1,013,000 advance in salaries and benefits, including stock option expense of $198,000, was the largest contributor to the overall increase in non interest expense. The addition of two months salary and benefit expense of First National’s employees, annual salary increases of previously employed staff, new staff growth and rising heath care costs contributed to the increase.

Occupancy and equipment expense rose $195,000, or 30.8%, over the prior year. Expense related to premises and equipment increased with the addition of Orrstown Bank’s fifteenth branch on March 30, 2006 in Hagerstown, Maryland, a full service replacement branch opening in Greencastle, Pennsylvania on June 12, 2006, and the four branches acquired with First National in Perry County, Pennsylvania. Data processing expense increased by $60,000 or 31.9%, and advertising expense rose 84.8% or $56,000. All other operating expenses decreased by $118,000. Deferred loan costs decreased by $384,000 while printing and supplies increased $41,000, public relations increased $35,000, amortization expense increased $29,000 and OREO expense increased $21,000. The Corporation’s overhead efficiency ratio increased slightly to 52.45% for the current quarter versus the second quarter 2005 ratio of 51.05%. The increase in the overhead efficiency ratio, due to the increase in non interest expense, was kept to a minimum by a combination of the rapidly growing net interest income and increases in noninterest income.

Six months ended June 30, 2006 compared to Six months ended June 30, 2005

Net Interest Income

Net interest income for the first six months of 2006 was $12,739,000 representing a growth of $1,885,000, or 17.4% over the $10,854,000 realized during the same period last year. On a fully taxable equivalent basis (FTE), net interest income for the first six months of 2006 and 2005 was $13,201,000 and $11,223,000, respectively.

Interest income FTE

Interest income totaled $20,387,000 for the first six months of 2006 versus $15,393,000 for the same period last year. The steady increase in the prime lending rate and federal funds sold rate during the past year and continuing on into this year, have contributed to the growth of the Corporation’s earning asset yield along with the 20.7% growth in the volume of total earning assets. Approximately 7.8% of the growth to average earning assets for the six month period was contributed by First National balances. The Bank’s earning asset yield increased 60 basis points from the prior year’s 6.17% to 6.77% for the first six months of 2006. Total securities decreased by $3.1 million primarily as a result of payments in the mortgage backed securities portfolio. The total loan portfolio increased by $96.9 million or 23.9% over the same period last year. Approximately 6.3% of this growth was due to the acquisition of First National. Mortgage loan balances remained steady while consumer loans increased by 18.5% or $10.4 million. The majority of the growth continues to be in the commercial loan portfolio which increased from $257.6 million to $333.6 or 29.5%. The volume growth in earning assets and increases in the prime lending rate, have increased the total interest income by $4,994,000 or 32.4% versus the first six months of 2005.

Interest expense

Total interest expense increased $3,016,000 from $4,170,000 to $7,186,000 or 72.3% over the first six months of 2005. Interest bearing demand deposits have decreased over the first six months of 2005 by $24.7 million; the Corporation has increased its non-interest demand deposits by $10.9 million in the same period. The rising interst rate environment has caused some disintermediation of NOW account balances. Balances in savings deposits have grown by 70.1% or $35.6 million due primarily to the popularity of a prime based savings product introduced in January 2005. Time deposits balances have increased by $71.1 million due in large part to increases in time deposit rates. Approximately 12.6% of the growth in savings deposits, and 12.8% of the growth in time deposits was due to the acquisition of First National.

Short term borrowings have increased in volume due to normal fluctuations in repurchase agreements at this time of the year. Maturity and amortization of long term debt has decreased balances by $1.4 million over 2005.

As a result of balance shifts to higher paying savings and certificate of deposit products at a faster rate than earning asset yields, along with the addition of First National with a slightly tighter spread, the interest spread decreased from 4.14% to 3.92% and the interest margin decreased from 4.49% during the first six months of 2005 to 4.36% during the first six months of 2006.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

	Six Months Ended
	June 2006			June 2005
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$19,619	$462	4.75%	$10,258	$142	2.79%
Investment securities	79,578	1,993	5.04%	82,678	2,092	5.08%
Total loans	501,551	17,932	7.13%	404,691	13,159	6.49%

Total interest-earning assets	600,748	20,387	6.77%	497,627	15,393	6.17%

Interest Bearing Liabilities:
Interest bearing demand deposits	$148,220	$726	0.99%	$172,895	$877	1.02%
Savings deposits	86,469	1,017	2.37%	50,848	365	1.45%
Time deposits	203,509	3,955	3.92%	132,416	1,948	2.97%
Short term borrowings	35,520	763	4.27%	21,111	263	2.48%
Long term borrowings	33,615	725	4.29%	35,026	717	4.07%

Total interest bearing liabilities	507,333	7,186	2.86%	412,296	4,170	2.04%

Net interest income / net interest spread		$13,201	3.92%		$11,223	4.14%
Net interest margin			4.36%			4.49%

Non-Interest Income

Other income, excluding securities gains, increased $1,019,000, or 24.2%, from $4,210,000 to $5,229,000. Securities gains (losses) increased from $2,000 of net losses in 2005 to $12,000 of net gains in 2006. Service charges on deposits increased 15.7% or $282,000. The overdraft protection program increased $186,000, while debit card fees added $67,000 and merchant account service charges added $44,000. Other service charges increased by $377,000. The success of the secondary mortgage program was a material contributor adding $198,000. ATM fees increased by $51,000 and other loan fees generated an additional $35,000 versus the prior year. This broad growth across almost all areas simply reflects the growth of the Corporation.

The asset management area continued to grow during 2006, increasing income by $68,000 while brokerage income increased $180,000 or 38.1% over the first six months of 2005. Trust assets under management reached $390 million at June 30, 2006.

Non-Interest Expense

Other expenses rose from $8,171,000 during the first six months of 2005 to $9,898,000 during the same period of 2006, an increase of $1,727,000, or 21.1%. Salaries increased $766,000 due somewhat in part to the acquisition of First National and normal overall growth throughout the Corporation. Benefit expense grew by $764,000 including $198,000 of employee options expense in June. Profit sharing expense grew by $89,000 and other increases in benefits were primarily due to the cost of employee insurance plans.

Occupancy and equipment expense rose $298,000, or 23.4%. Depreciation expense contributed $68,000 of the increase along with increases in real estate taxes and maintenance agreements and rent expense. Data processing expense increased $103,000 or 31.3% over 2005, while advertising increased by $38,000. Other operating expenses decreased by $241,000 or 12.5%, including the deferral of loan origination costs. Printing and supplies expense grew by $56,000 while consulting expense increased by $62,000 and amortization expense increased $30,000 given the amortization of intangibles for the First National acquisition. Secondary market mortgage expense increased $24,000, OREO expense grew $81,000 and the non-employee director stock option expense added an additional $26,000 to non interest expense in April.

The overhead efficiency ratio remained almost even, increasing to 52.89% for the first six months of 2006 compared to the 52.68% last year, despite increases in net interest income and non-interest income. The acquisition of First National altered the ratio slightly. The achievement of an efficiency ratio below 60% is quite admirable for a banking company with less than $1 billion of assets.

INCOME TAX EXPENSE

Income tax expense increased $112,000, or 9.5%, during the second quarter of 2006 versus the second quarter of 2005. For the first six months of 2006 the income tax expense rose $254,000 or 12.0% over the same period 2005. The marginal federal income tax bracket is 35% for all periods presented. Effective income tax rates were as follows:

	Three Months Ended		Six months Ended
	June 2006	June 2005	June 2006	June 2005
Effective income tax rate	29.0%	31.5%	29.5%	30.9%

The addition of First National’s low income housing credits helped to reduce the effective tax rate.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectiblity of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectiblity of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations.

The provision for loan losses amounted to $36,000 and $24,000 for the second quarter of 2006 and 2005, respectively. These provisions compared to net charge-offs of $28,000 during the second quarter 2006 and $13,000 during the same period last year. The provision for loan losses increased by $12,000 while loans increased by $122.3 million or 29.6% on an average daily basis for the current quarter.

For the first six months of 2006 the provision for loan losses was $72,000 compared to $48,000 taken in the first half of 2005. The year to date net charge-offs for 2006 were $43,000 compared to $17,000 of net charge-offs for the same period 2005. An addition of $720,000 was established for the provision of the loans acquired with First National Bank of Newport, representing 0.9% of their loans at June 30, 2006. This is in line with the reserve to loan ratio for the entire Corporation of 0.9% at June 30, 2006.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)	Three Months Ended		Six Months Ended
	June 2006	June 2005	June 2006	June 2005
Balance at beginning of period	$4,449	$4,338	$4,428	$4,318
Provision for loan losses	36	24	72	48
Recoveries	7	11	13	15
Loan charge-offs	(35)	(24)	(56)	(32)
Additions established for acquired credit risk	720	0	720	0

Balance at end of period	$5,177	$4,349	$5,177	$4,349

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at June 30, are as follows:

(Dollars in Thousands)	2006	2005
Loans on nonaccrual (cash) basis	$302	$188
Loans whose terms have been renegotiated	0	0
OREO	950	0

Total nonperforming loans and OREO	1,252	188

Loans past due 90 or more days and still accruing	674	3,078

Total nonperforming and other risk assets	$1,926	$3,266

Ratio of total risk assets to total loans and OREO	0.33%	0.77%
Ratio of total risk assets to total assets	0.25%	0.57%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at June 30, 2006 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	9.24%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	10.97%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.90%	8%	10%

At May 1, 2006 Orrstown Financial Services, Inc. issued 699,949 shares to complete the acquisition of First National, resulting in an additional $24.8 million in shareholders’ equity. The purchase price assigned to shares issued was based on the average closing prices of Orrstown’s common stock 2-days before and 2 days after the announcement date between Orrstown and First National. All other growth experienced during 2006 has been supported by capital growth in the form of retained earnings. Equity represented 11.07% of assets at June 30, 2006 which is up from 9.53% at December 31, 2005. The equity to asset ratio was enhanced with the addition of the well capitalized First National along with the included purchase accounting adjustments.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, the Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Funds provided from financing activities and operating activities were the primary source of liquidity for the first six months of 2006. The net increase of organic growth in deposits of $50,378,000 was channeled into loan growth of $42,705,000 from December 31, 2005 to June 30, 2006 not including funds and loans acquired by First National at May 1, 2006. First National improved the liquidity of the Corporation by adding $33,000,000 of deposits in excess of their loans and another $13,031,000 of cash and cash equivalents.

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. At June 30, 2006, the cumulative gap was a negative $9,918,000 and the RSA/ RSL cumulative ratio was .97% which has decreased from the 1.14% since December 31, 2005. The gap position is slightly negative at this 12 month point. The interest spread and interest margin may continue to fall in a rising rate environment but the balance sheet should be positioned adequately to avoid material earnings damage if rates do not rise or start to fall. The deposit base is a mix of discretionarily priced transaction accounts, including non interest checking, but savings deposits, time deposits and repurchase agreements have all increased in volume at higher interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on such evaluation, such officers have concluded that, as of June 30, 2006, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the second quarter of 2006.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended June 30, 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
4/1/06 through 4/30/06	—	$—		150,000

5/1/06 through 5/31/06	—	—		150,000

6/1/06 through 6/30/06	10,000	36.75	N/A	140,000

Total	10,000	$36.75

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of June 30, 2006 ten thousand shares have been purchased under the program. Orrstown did not sell any unregistered securities.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Orrstown Financial Services, Inc. was held on May 2, 2006. The only matter that was voted on by security holders was the election of three directors to Class C for three year terms expiring in 2009. Incumbent directors, Anthony F. Ceddia, Andrea Pugh and Kenneth R. Shoemaker, were re-elected at the Annual Meeting.

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
(Kenneth R. Shoemaker, President & CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Senior Vice President & CFO)
(Chief Financial Officer)

/s/ Robert B. Russell
(Robert B. Russell, Controller)
(Chief Accounting Officer)

Date: August 7, 2006

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

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