Form 10-Q
period 2006-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2006-11-09
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 33-18888

ORRSTOWN FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania	23-2530374.
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 East King Street, P.O. Box 250, Shippensburg, Pennsylvania	17257
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2006, 6,129,519 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	(Unaudited) September 30, 2006	(Audited) * December 31, 2005
ASSETS
Cash and due from banks	$19,467	$11,901
Federal funds sold	7,955	23,430

Cash and cash equivalents	27,422	35,331

Interest bearing deposits with banks	320	3,445
Member stock, at cost which approximates market value	2,408	2,669
Securities available for sale	92,526	69,008

Loans	604,762	460,386
Allowance for loan losses	(5,192)	(4,428)

Net Loans	599,570	455,958
Premises and equipment, net	17,289	13,636
Accrued interest receivable	2,979	2,169
Intangible Assets	21,629	2,070
Cash surrender value of life insurance	15,386	7,787
Other assets	4,301	9,387

Total assets	$783,830	$601,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$85,637	$68,697
Interest bearing	539,504	394,125

Total deposits	625,141	462,822

Short term borrowings	42,720	36,138
Long term debt	22,638	40,306
Accrued interest payable	862	550
Other liabilities	5,126	4,334

Total liabilities	696,487	544,150

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 6,129,519 and 5,439,227 shares issued	320	283
Additional paid - in capital	72,038	46,876
Retained earnings	15,178	9,964
Accumulated other comprehensive income	350	187
Treasury stock, 14,772 and 25 shares, at cost	(543)	0

Total shareholders’ equity	87,343	57,310

Total liabilities and shareholders’ equity	$783,830	$601,460

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	September 2006	September 2005
INTEREST INCOME
Interest and fees on loans	$10,902	$7,403
Interest and dividends on investment securities	1,031	788
Interest on short term investments	341	234

Total interest income	12,274	8,425

INTEREST EXPENSE
Interest on deposits	4,083	1,964
Interest on short-term borrowings	538	228
Interest on long-term debt	294	371

Total interest expense	4,915	2,563

Net interest income	7,359	5,862
Provision for loan losses	36	24

Net interest income after provision for loan losses	7,323	5,838

OTHER INCOME
Service charges on deposits	1,335	1,033
Other service charges	418	805
Trust department income	573	549
Brokerage income	323	253
Other income	140	87
Securities gains / (losses)	27	13

Total other income	2,816	2,740

OTHER EXPENSES
Salaries and employee benefits	3,508	2,480
Occupancy and equipment	868	681
Data processing	239	195
Advertising	102	89
Other operating expense	1,148	1,182

Total other expenses	5,865	4,627

Income before income taxes	4,274	3,951
Income tax expense	1,270	1,189

Net income	$3,004	$2,762

PER SHARE DATA
Earnings per share
Basic earnings per share	$0.49	$0.51
Weighted average number of shares outstanding	6,134,113	5,409,893

Diluted earnings per share	$0.47	$0.49
Weighted average number of shares outstanding	6,409,483	5,661,008

Dividends per share	$0.20	$0.15

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
(Dollars in Thousands)	September 2006	September 2005
INTEREST INCOME
Interest and fees on loans	$28,675	$20,515
Interest and dividends on investment securities	2,721	2,558
Interest on short term investments	803	376

Total interest income	32,199	23,449

INTEREST EXPENSE
Interest on deposits	9,781	5,154
Interest on short-term borrowings	1,301	491
Interest on long-term debt	1,019	1,088

Total interest expense	12,101	6,733

Net interest income	20,098	16,716
Provision for loan losses	108	72

Net interest income after provision for loan losses	19,990	16,644

OTHER INCOME
Service charges on deposits	3,408	2,824
Other service charges	1,436	1,446
Trust department income	1,747	1,655
Brokerage income	976	726
Other income	451	286
Securities gains / (losses)	39	11

Total other income	8,057	6,948

OTHER EXPENSES
Salaries and employee benefits	9,512	6,955
Occupancy and equipment	2,438	1,953
Data processing	671	524
Advertising	301	250
Other operating expense	2,841	3,116

Total other expenses	15,763	12,798

Income before income taxes	12,284	10,794
Income tax expense	3,636	3,301

Net income	$8,648	$7,493

PER SHARE DATA
Earnings per share
Basic earnings per share	$1.48	$1.39
Weighted average number of shares outstanding	5,830,408	5,400,966

Diluted earnings per share	$1.42	$1.33
Weighted average number of shares outstanding	6,086,490	5,624,219

Dividends per share	$0.58	$0.42

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	September 2006	September 2005
COMPREHENSIVE INCOME
Net Income	$3,004	$2,762

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	695	(227)

Comprehensive Income	$3,699	$2,535

	Nine Months Ended
(Dollars in Thousands)	September 2006	September 2005
COMPREHENSIVE INCOME
Net Income	$8,648	$7,493

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	163	(380)

Comprehensive Income	$8,811	$7,113

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in Thousands)	September 2006	September 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,648	$7,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,260	885
Provision for loan losses	108	72
Other, net	172	(774)

Net cash provided by operating activities	10,188	7,676

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks	3,300	(1,019)
Purchases of available for sale securities	(4,963)	(8,847)
Sales and maturities of available for sale securities	10,595	11,555
Purchase of intangible assets	0	(600)
Net (increase) in loans	(71,744)	(49,964)
Purchases of bank premises and equipment	(2,203)	(821)
Purchase price of shares exchanged for cash	(8,882)	0
Cash acquired in acquisition	13,031	0
Other, net	657	485

Net cash (used) by investing activities	(60,209)	(49,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	56,817	46,925
Dividends paid	(3,435)	(2,288)
Proceeds from issuance of common stock	135	1,162
Purchase of treasury stock	(543)	0
Net change in short-term borrowings	6,582	15,078
Repayment of long-term borrowings	(17,668)	(1,851)
Other, net	224	(19)

Net cash provided by financing activities	42,112	59,007

Net increase (decrease) in cash and cash equivalents	(7,909)	17,472
Cash and cash equivalents at beginning of period	35,331	19,849

Cash and cash equivalents at end of period	$27,422	$37,321

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,789	$6,735
Income Taxes	3,775	3,250

Supplemental schedule of noncash investing and financing activities:
Unrealized gain (loss) on investments available for sale (net of deferred taxes of $ 84 and $ (195) at September 30, 2006 and 2005, respectively)	163	(380)

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. and its subsidiaries (the Corporation or Orrstown) are presented at and for the three and nine months ended September 30, 2006 and 2005 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2005 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiaries, Orrstown Bank and the First National Bank of Newport (First National). All significant intercompany transactions and accounts have been eliminated.

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The Corporation has classified all investment securities as “available for sale”. At December 31, 2005, fair value exceeded amortized cost by $284,000 and at September 30, 2006 fair value exceeded amortized cost by $531,000. In shareholders’ equity, the balance of accumulated other comprehensive income increased to $350,000 from $187,000 at December 31, 2005.

Stock-Based Compensation

The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation’s employees and directors. As of January 1, 2006, the Corporation has adopted the modified prospective method of FAS Statement No 123R, “Share-Based Payment”, which requires financial statement recognition of compensation cost for stock options and other stock-based awards. This requires the recognition of compensation expense for the unvested portion of existing awards and new grants, but does not require restatement of prior periods. Both stock-based compensation plans are fully vested when granted and, therefore, are now expensed on the date of grant using the Black-Scholes option-pricing model.

The Corporation historically accounted for the plans using the intrinsic-value method under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. All options that were awarded prior to January 1, 2006 were fully vested when granted and did not require any amounts to be expensed.

As a result of adopting Statement 123R, the Corporation’s income before taxes and net income for the nine months ended September 30, 2006, are $223,926 and $145,552 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 are $.03 and $.03 lower, respectively, than if the company had continued to account for share-based compensation under Opinion 25. The following table illustrated the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee and/or director compensation during 2005.

(In Thousands, except per share data)	Nine Months Ended September 2005
Net income
As reported	$7,493
Pro forma	7,216

Basic earnings per share
As reported	$1.39
Pro forma	1.34

Diluted earnings per share
As reported	$1.33
Pro forma	1.28

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

Earnings per share for the three and nine months ended September 30 have been computed as follows:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands, except per share data)	September 2006	September 2005	September 2006	September 2005
Net Income	$3,004	$2,762	$8,648	$7,493

Weighted average shares outstanding (basic)	6,134	5,410	5,830	5,401
Impact of common stock equivalents	275	251	256	223

Weighted average shares outstanding (diluted)	6,409	5,661	6,086	5,624

Per share information:
Basic earnings per share	$0.49	$0.51	$1.48	$1.39
Diluted earnings per share	$0.47	$0.49	$1.42	$1.33

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the implementation of FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The implementation of SFAS 158 will have no impact to the Corporation’s net income or accumulated other comprehensive income because the Corporation’s subsidiaries operate defined contribution plans, and the Corporation does not sponsor a defined benefit plan.

Note 2: Other Commitments

In the normal course of business, the banks make various commitments and incur certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation’s subsidiary banks evaluate each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Each bank holds collateral supporting those commitments when deemed necessary by management. As of September 30, 2006, $19,846,000 of performance standby letters of credit have been issued. The Corporation does not anticipate any losses as a result of these transactions.

Note 3: Acquisition

On May 1, 2006, Orrstown Financial Services, Inc. completed the acquisition of The First National Bank of Newport, a $120 million national banking institution with four banking offices in Perry County, Pennsylvania. First National operates as a wholly owned subsidiary of Orrstown Financial Services, Inc. under the name “The First National Bank of Newport”. Under the terms of the agreement, each share of First National common stock outstanding at the time of the transaction was exchanged for 1.75 shares of Orrstown common stock and $22.20 in cash. In accordance with SFAS No. 141, “Business Combinations,” Orrstown recorded this transaction using the purchase accounting method. As a result of the acquisition, the results of operations of the Corporation include First National from and after May 1, 2006.

The following pro forma combined results of operations for the nine months ended September 30, 2006 and September 30, 2005 gives effect to the merger as if the merger had been completed on January 1, 2006 and January 1, 2005. The pro forma information shows the combination of First National’s historical results into Orrstown Financial Services, Inc. results of operations under the purchase method of accounting. While certain adjustments have been made for the estimated impact of purchase accounting adjustments, the pro forma results of operations is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the periods presented.

	Nine Months Ended
(Dollars in Thousands, except per share data)	September 2006	September 2005
Net interest income	21,623	20,035
Other income	8,242	7,774
Net income	8,986	8,772

Earnings per share	1.46	1.44

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following is a discussion of our consolidated financial condition at September 30, 2006 and results of operations for the three and nine months ended September 30, 2006 and three and nine months ended September 30, 2005. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,004,000 for the third quarter of 2006 compared to $2,762,000 for the same period in 2005, representing an increase of $242,000 or 8.8%. Basic earnings per share decreased $0.02 to $0.49 in the recent quarter from the $0.51 earned during the third quarter of 2005. Diluted earnings per share for the third quarter were $0.47 versus $0.49 last year.

Net income for the first nine months of 2006 was $8,648,000 compared to $7,493,000 for the same period in 2005, representing an increase of $1,155,000 or 15.4%. First National contributed $730,000 of net income during its first five months of inclusion. Basic earnings per share for the first nine months of 2006 increased to $1.48, up from the $1.39 per share realized during the nine months ended September 30, 2005.

The following statistics compare 2006’s third quarter and year-to-date performance to that of 2005:

	Three Months Ended		Nine Months Ended
	September 2006	September 2005	September 2006	September 2005
Return on average assets	1.52%	1.92%	1.66%	1.84%
Return on average tangible assets	1.56%	1.92%	1.69%	1.85%
Return on average equity	13.92%	20.04%	15.77%	19.11%
Return on average tangible equity	18.64%	20.71%	19.14%	19.68%
Average equity / Average assets	10.92%	9.57%	10.52%	9.63%

RESULTS OF OPERATIONS

Quarter ended September 30, 2006 compared to Quarter ended September 30, 2005

Net Interest Income

Net interest income for the third quarter of 2006 was $7,359,000 representing a growth of $1,497,000, or 25.5% over the $5,862,000 realized during the third quarter last year. First National contributed $1,172,000 to net interest income during the third quarter this year. On a fully taxable equivalent basis (FTE), net interest income for the third quarter of 2006 and 2005 was $7,640,000 and $6,013,000, respectively.

Interest income FTE

FTE interest income totaled $12,555,000 for the third quarter of 2006 versus $8,576,000 for the same period last year, a difference of $3,979,000 or 46.4%. The rate on earning assets rose from 6.31% during the third quarter 2005 to 6.97% during the same quarter this year. Increases in the prime lending rate and the federal funds rate during 2005 and continuing through the first six months of 2006 have increased the earnings yield of the Corporation. Total earning assets grew $174.4 million or 32.5% from $536.0 million on average for the third quarter of 2005 to $710.4 million during the third quarter 2006. Approximately 10.9% of this growth is due to organic growth throughout the Corporation. Commercial loans have continued to be the largest area of growth. Since many of these loans are variable in nature, this has enabled interest income to grow given the rising rate environment.

Interest expense

Interest expense increased $2,352,000 or 91.8%, to $4,915,000. Interest bearing liabilities increased to $603.7 million from $439.4 million or 37.4%. Approximately 14.8% is organic growth in interest bearing liabilities throughout the Corporation. Savings accounts have leveled off in growth this quarter, while interest bearing demand deposits are decreasing in volume. These funds have been redistributed by customers to higher yielding time deposits accounts which grew 93.0% or $133.9 million from $144.1 to $278.0 or approximately 58.2% excluding time deposits acquired from First National. Short term borrowings have increased by $14.9 million due to a seasonal increase in repurchase agreements. Total long term borrowings have decreased by $11.0 million due to pay downs and maturities.

Although the Federal Open Market Committee has not increased rates since June 2006, interest rates on liabilities have continued to rise due to the lag in repricing of some variable rate liabilities and customer disintermediation. Costs related to rate increases have increased significantly over the past twelve months. Time deposit open accounts and a prime savings account are tied to the prime lending rate which has increased by 75 basis points in 2006. As a result of the cost of funds increasing at a faster pace than earning assets, the funds flow mentioned above, and the addition of First National at slightly tighter margins, the interest spread decreased from 4.00% to 3.74% and the interest margin decreased from 4.42% during third quarter 2005 to 4.23% during third quarter 2006. The increase in net interest income is due primarily to volume factors as organic growth has continued at above budget levels, particularly in the loan portfolio.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

	Three Months Ended
	September 2006			September 2005
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$25,285	$341	5.35%	$26,870	$234	3.46%
Investment securities	94,512	1,209	5.15%	79,690	919	4.63%
Total loans	590,653	11,005	7.34%	429,476	7,423	6.81%

Total interest-earning assets	710,450	12,555	6.97%	536,036	8,576	6.31%

Interest Bearing Liabilities:
Interest bearing demand deposits	$166,954	$521	1.24%	$159,204	$409	1.02%
Savings deposits	91,972	523	2.26%	73,258	375	2.03%
Time deposits	277,985	3,039	4.34%	144,050	1,180	3.25%
Short term borrowings	44,027	538	4.85%	29,101	228	3.11%
Long term borrowings	22,827	294	5.05%	33,806	371	4.35%

Total interest bearing liabilities	603,765	4,915	3.23%	439,419	2,563	2.31%

FTE Net interest income / net interest spread		$7,640	3.74%		$6,013	4.00%

Net interest margin			4.23%			4.42%

Non-Interest Income

Total non-interest income, excluding securities gains, increased $62,000, or 2.3%, from $2,727,000 to $2,789,000. Net securities gains in the third quarter 2005 were $13,000 compared to the $27,000 of net gains taken in the third quarter of 2006. Significant increases were realized in overdraft protection fees, asset management fees, and debit card utilization. Service charges on deposits increased 29.2% or $302,000 with $230,000 of the growth due to overdraft protection fees. Fees from debit cards and merchant accounts added another $67,000. Other service charges decreased by $387,000 due primarily to a decline in mortgage servicing rights from the secondary mortgage market activity. Our Secondary mortgage operation continues to be profitable but has slowed from 2005 levels. Insurance programs decreased by $25,000 this quarter over last quarter as we have withdrawn from our credit life and disability affiliation. Asset management fees contributed an additional $24,000 and brokerage fees increased $70,000 or 27.7% over the third quarter last year. Life insurance income increased $77,000 due to the acquisition of First National’s bank owned life insurance and plan increases.

Non-Interest Expense

Other expenses rose from $4,627,000 during the third quarter 2005 to $5,865,000 during the third quarter of 2006, an increase of $1,238,000, or 26.8%. The $1,028,000 increase in salaries and benefits was the largest contributor to the overall increase in non interest expense. The addition of First National’s employee base, annual salary increases for previously employed staff, new hires to support our growth and rising heath care costs, all contributed to the increase.

Occupancy and equipment expense rose $187,000, or 27.5%, over the prior year. Expense related to premises and equipment depreciation and maintenance costs increased with the building of a full service branch in Greencastle, Pennsylvania in June 2006. This branch replaced a small leased facility as our growth in the Greencastle area has expanded. The four branches acquired with the First National transaction in Perry County, Pennsylvania also contributed to increased premises costs.

The reason for the increase in other noninterest expenses was the addition of First National which represents approximately 18% of the Consolidated Company’s assets at September 30, 2006. Printing and supplies increased $63,000, and amortization expense increased $42,000 due in part to the transaction. Data processing expense increased by $44,000 or 22.6%, and advertising expense rose 14.6% or $13,000. Other operating expenses declined due to the deferred loan origination costs that came about due to robust loan demand. The Corporation’s overhead efficiency ratio increased to 55.49% for the current quarter versus the third quarter 2005 ratio of 52.49%. The rise in the overhead efficiency ratio was due to the growth of non interest expense and the slowing of non interest income this quarter. The increase in the efficiency ratio was kept to a minimum by growth in net interest income which was fueled by growth and the aforementioned loan demand.

Nine months ended September 30, 2006 compared to Nine months ended September 30, 2005

Net Interest Income

Net interest income for the first nine months of 2006 was $20,098,000 representing a growth of $3,382,000, or 20.2% over the $16,716,000 realized during the same period last year. On a fully taxable equivalent basis (FTE), net interest income for the first nine months of 2006 and 2005 was $20,841,000 and $17,236,000, respectively.

Interest income FTE

Interest income totaled $32,942,000 for the first nine months of 2006 versus $23,969,000 for the same period last year, and increase of $8,973,000 or 37.4%. Volume increases contributed approximately $6 million while rate increases contributed about $2.8 million. The steady increases in the prime lending rate and the federal funds sold rate during 2005 and the first half of 2006, have contributed to the increase in the earning asset yield. Growth in earning assets has increased by 24.9% or $127.1 million Corporate wide, approximately 9.4% was contributed by First National’s balances. The Corporation’s earning asset yield increased 63 basis points from the prior year’s yield of 6.22% to 6.85% for the first nine months of 2006. The total loan portfolio increased by $118.5 million or 28.7% over the same period last year. Approximately 6.0% of this growth was due to the acquisition of First National. Mortgage loan balances grew $18.2 million due to the acquired mortgage portfolio from First National. Consumer loans increased by 24.5% or $13.9 million over the same period last year. First National’s loan portfolio composition is weighted more heavily with consumer loans than Orrstown Bank’s portfolio. The majority of the Corporation’s growth continues to be in the commercial loan portfolio which increased from $265.2 million to $351.6 or 32.6%.

Interest expense

Total interest expense increased $5,368,000 from $6,733,000 to $12,101,000 or 79.7% over the first nine months of 2005. First National contributed $1,031,000 of the increase during this period. Interest bearing demand deposits balances have decreased by $13.7 million over 2005, but the Corporation has increased its non-interest demand deposits by $12.7 million for the same period. The rising interest rate environment has caused some disintermediation of NOW account balances, while balances in savings deposits have grown by 51.2% or $29.9 million. The most significant growth in interest bearing liabilities has been in time deposit balances. Time deposits have increased by $92.3 million due to their higher yields. Approximately 15.3% of the growth in savings deposits, and 14.7% of the growth in time deposits was due to the acquisition of First National. Short term borrowings have increased in volume due to normal fluctuations in repurchase agreements at this time of the year. Maturity and amortization of long term debt has decreased balances by $4.6 million over 2005.

As a result of balance shifts to higher paying savings and certificate of deposit products at a faster pace than rate shifts on interest earning assets, along with the addition of First National with a slightly tighter spread, the interest spread decreased from 4.09% to 3.85% and the interest margin decreased from 4.46% during the first nine months of 2005 to 4.32% during the first nine months of 2006.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

	Nine Months Ended
	September 2006			September 2005
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$21,529	$803	4.99%	$15,856	$376	3.17%
Investment securities	84,611	3,202	5.07%	81,671	3,011	4.94%
Total loans	531,577	28,937	7.21%	413,043	20,582	6.60%

Total interest-earning assets	637,717	32,942	6.85%	510,570	23,969	6.22%

Interest Bearing Liabilities:
Interest bearing demand deposits	$154,533	$1,247	1.08%	$168,280	$1,287	1.02%
Savings deposits	88,324	1,541	2.33%	58,401	740	1.69%
Time deposits	228,607	6,993	4.09%	136,336	3,127	3.07%
Short term borrowings	38,386	1,301	4.47%	23,804	491	2.72%
Long term borrowings	29,980	1,019	4.48%	34,615	1,088	4.14%

Total interest bearing liabilities	539,830	12,101	3.00%	421,436	6,733	2.14%

FTE Net interest income / net interest spread		$20,841	3.85%		$17,236	4.09%

Net interest margin			4.32%			4.46%

Non-Interest Income

Other income, excluding securities gains, increased $1,081,000, or 15.6%, from $6,937,000 to $8,018,000. Net securities gains increased from $11,000 in 2005 to $39,000 in 2006. Service charges on deposits increased 20.7% or $584,000. Overdraft protection fees increased $416,000, while debit card fees added $100,000 and merchant account service charges added $79,000. Other service charges decreased by $10,000 primarily due to mortgage servicing fees. ATM fees increased by $95,000 and other loan fees generated an additional $87,000 versus the prior year. The growth across these areas of income generating operations reflects the growth of the Corporation as a whole.

The asset management area continued to grow during 2006, with trust department income increasing by $92,000 and brokerage income increasing $250,000 or 34.4% over the first nine months of 2005. The increase in brokerage income was boosted by the acquisition of Gibb Financial Services effective August 2005. Trust assets under management were $389 million at September 30, 2006 up from $362 million a year ago.

Non-Interest Expense

Other expenses rose from $12,798,000 during the first nine months of 2005 to $15,763,000 during the same period of 2006, an increase of $2,965,000, or 23.2%. Salaries increased $1,533,000 due, in part, to the acquisition of First National plus growth throughout the Corporation. Benefit expense grew by $1,024,000 including $198,000 of employee options expense in June 2006, which had not been expensed in prior years, and a $212,000 increase in health insurance costs. Profit sharing expense grew by $128,000 while salary continuation plan costs grew by $139,000.

Occupancy and equipment expense rose $485,000, or 24.8%. Depreciation expense contributed $124,000 of the increase along with increases in real estate taxes, maintenance agreement expense and rent expense. Data processing expense increased $147,000 or 28.1% due in part to the payment of First National data processing costs before conversion to Orrstown’s core processing systems. Advertising increased by $51,000. Other operating expenses decreased by $275,000 or 8.8%. Printing and supplies expense grew by $119,000 while consulting expense increased by $85,000 and amortization expense increased $71,000 given the amortization of intangibles for the First National acquisition. OREO expense grew $75,000 adding to non interest expense. The inclusion of First National costs was offset by the deferral of loan origination costs that has accompanied robust loan growth.

The overhead efficiency ratio increased to 53.83% for the first nine months of 2006 compared to the 52.61% last year, but was kept to a minimum by increases in net interest income and non-interest income. The addition of First National altered the ratio slightly. The achievement of an efficiency ratio below 60% is, nevertheless, quite admirable for a banking company with less than $1 billion of assets.

INCOME TAX EXPENSE

Income tax expense increased $81,000, or 6.8%, during the third quarter of 2006 versus the third quarter of 2005. For the first nine months of 2006 the income tax expense rose $335,000 or 10.1% over the same period 2005. The marginal federal income tax bracket is 35% for 2006 and 34% for 2005. Effective income tax rates were as follows:

	Three Months Ended		Nine months Ended
	September 2006	September 2005	September 2006	September 2005
Effective income tax rate	29.7%	30.1%	29.6%	30.6%

The addition of First National’s low income housing credits helped to reduce the effective tax rate.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations.

The provision for loan losses amounted to $36,000 and $24,000 for the third quarter of 2006 and 2005, respectively. These provisions compared to net charge-offs of $21,000 during the third quarter 2006 and $9,000 during the same period last year.

For the first nine months of 2006 the provision for loan losses was $108,000 compared to $72,000 during the first nine months of 2005. The year to date net charge-offs for 2006 were $64,000 compared to $26,000 of net charge-offs for the same period 2005. An addition of $720,000 was established for the loan portfolio acquired with the First National acquisition, representing .99% of their loans at May 1, 2006. The reserve to loan ratio for the entire Corporation was 0.86% at September 30, 2006.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	September 2006	September 2005	September 2006	September 2005
Balance at beginning of period	$5,177	$4,349	$4,428	$4,318
Provision for loan losses	36	24	108	72
Recoveries	6	20	19	35
Loan charge-offs	(27)	(29)	(83)	(61)
Additions established for acquired credit risk	0	0	720	0

Balance at end of period	$5,192	$4,364	$5,192	$4,364

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at September 30, are as follows:

(Dollars in Thousands)	2006	2005
Loans on nonaccrual (cash) basis	$161	$295
Loans whose terms have been renegotiated	0	0
OREO	774	225

Total nonperforming loans and OREO	935	520

Loans past due 90 or more days and still accruing	594	1,792

Total nonperforming and other risk assets	$1,529	$2,312

Ratio of total risk assets to total loans and OREO	0.25%	0.53%
Ratio of total risk assets to total assets	0.20%	0.40%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiaries. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at September 30, 2006 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	8.50%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	10.65%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.53%	8%	10%

At May 1, 2006 Orrstown Financial Services, Inc. issued 699,949 shares to complete the acquisition of First National, resulting in an additional $24.8 million in shareholders’ equity. The purchase price assigned to shares issued was based on the average closing prices of Orrstown’s common stock 2-days before and 2 days after the announcement date between Orrstown and First National. All other growth experienced during 2006 has been supported by capital growth in the form of retained earnings. Equity represented 11.14% of assets at September 30, 2006 which is up from 9.53% at December 31, 2005. The equity to asset ratio was enhanced with the addition of the well capitalized First National along with the included purchase accounting adjustments.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Funds provided from financing activities and operating activities were the primary source of liquidity for the first nine months of 2006. First National improved the liquidity of the Corporation by adding $33.0 million of deposits in excess of their loans and another $13.0 million of cash and cash equivalents on May 1, 2006.

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly negative as of September 30, 2006. The cumulative gap was a negative $28,986,000 and the RSA/ RSL cumulative ratio was .91% which has decreased from the 1.11% at December 31, 2005. The cumulative RSA/RSL at September 30, 2006 is 1.15% at three months and 1.03% at six months, however, so the Corporation enjoys a closely balanced position that does not place it at undue risk under any interest rate scenarios. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on such evaluation, such officers have concluded that, as of September 30, 2006, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the third quarter of 2006.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended September 30, 2006:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
7/1/06 through 7/31/06	0	$0.00		140,000
8/1/06 through 8/31/06	0	0.00		140,000
9/1/06 through 9/30/06	4,749	37.00	N/A	135,251

Total	4,749	$37.00

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of September 30, 2006, 14,749 shares have been purchased under the program. Orrstown did not sell any unregistered securities.

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
(Kenneth R. Shoemaker, President & CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Senior Vice President & CFO)
(Chief Financial Officer)

/s/ Robert B. Russell
(Robert B. Russell, Controller)
(Chief Accounting Officer)

Date: November 6, 2006

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