Form 10-K
period 2006-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2007-03-15
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the common equity was last sold on December 31, 2006 was $217,225,714.

Number of shares outstanding of the registrant’s common stock as of December 31, 2006: 6,134,332.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Financial Report to shareholders for the year ended December 31, 2006 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the 2007 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.

FORM 10-K

Part I

Item 1. Business.

Orrstown Financial Services, Inc. (the Corporation) is a financial holding company registered under the Gramm-Leach-Bliley Act. The executive offices of Orrstown Financial Services, Inc are located at 77 East King Street, Shippensburg, Pennsylvania, 17257. Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank, Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable.

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

History and Acquisitions

On March 8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown Bank, issuing 131,455 shares of Orrstown Financial Services, Inc.’s common stock to the former Orrstown Bank shareholders. Orrstown Bank was organized as a state-chartered bank in 1987 as part of an agreement and plan of merger between Orrstown Financial Services, Inc. and Orrstown Bank, the predecessor of Orrstown Bank, under which Orrstown Bank became a wholly-owned subsidiary of Orrstown Financial Services, Inc. As indicated, Orrstown Bank is the successor to Orrstown Bank which was originally organized in 1919. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin and Cumberland Counties in Pennsylvania and in Washington County Maryland. The sixteen offices of Orrstown Bank are located in Shippensburg (2), Carlisle (4), Spring Run, Orrstown, Chambersburg (3), Greencastle, Mechanicsburg (2) and Camp Hill, Pennsylvania and Hagerstown, Maryland.

From its inception in January 2000 to December 31, 2005, Pennbanks Insurance Company Cell P1 (Pennbanks) was a wholly-owned subsidiary of the Corporation. As of January 1, 2006, the Corporation has divested the Pennbanks Insurance Company Cell P1 insurance book of business. The liabilities associated with the insurance business were assumed by American General under a contractual arrangement. Pennbanks is a reinsurer of credit, life, and disability insurance.

On May 1, 2006, Orrstown Financial Services, Inc. acquired 100% ownership of The First National Bank of Newport (First National) a national banking institution with $120 million in assets at the time of the merger. The Corporation issued 699,949 shares of Orrstown Financial Services, Inc.’s common stock to the former First National shareholders. Each share of First National common stock outstanding at the time of the transaction was exchanged for 1.75 shares of Orrstown Financial Services, Inc. common stock and $22.20 in cash. The purchase price for shares exchanged for common stock was $35.49 with 400,000 shares of First National common stock outstanding. Fractional shares were paid out in cash at the time of the transaction. First National is engaged in providing banking and bank related services in Perry County, Pennsylvania and was originally organized on May 23, 1893. First National has four branches located in Newport (2), Duncannon, and New Bloomfield, Pennsylvania. Further discussion related to the acquisition is included in the Annual Financial Report under Note 2 Acquisition, in the Notes to Consolidated Financial Statements.

Business

Orrstown Financial Services, Inc.’s primary activity consists of owning and supervising its two subsidiaries, Orrstown Bank and The First National Bank of Newport (the Banks). The day-to-day management of the Banks is conducted by the subsidiaries’ officers. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown Bank.

Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of its subsidiary banks. On December 31, 2006, Orrstown Bank had 184 full-time and 41 part-time employees, while First National had 36 full-time and 13 part time employees.

The Banks are engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Banks grant agribusiness, commercial and residential loans to customers in their market area of Franklin, Perry and Cumberland Counties of Pennsylvania and Washington County, Maryland. The concentrations of credit by type of loan are set forth on the face of the balance sheet (page 4 of the annual report to shareholders). The Banks maintain a diversified loan portfolio and evaluate each customer’s credit- worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon the extension of credit, is based on management’s credit evaluation of the customer and collateral standards established in the Banks’ lending policies and procedures.

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

Administration and supervision over the lending process is provided by the Banks’ Credit Administration Committee which is comprised of outside directors. Executive officers and loan department personal regularly meet with and report to the Credit Administration Committee. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Loan Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals. Orrstown Bank employs a Loan Review Officer, who is independent from the loan function and reports directly to the Credit Administration Committee. The Loan Review Officer continually monitors and evaluates loan customers utilizing risk-rating criteria established in the Loan Review Policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans. The Loan Review Officer reports the results of the loan reviews at least quarterly to the Credit Administration Committee for approval and provides the basis for evaluating the adequacy of the allowance for loan losses.

Through its trust department, Orrstown Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law.

As of December 31, 2006, the Corporation had total assets of approximately $809 million, total shareholders’ equity of approximately $89 million and total deposits of approximately $639 million.

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

The operation of the Banks are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. The Banks’ operations are also subject to regulations of the Pennsylvania Department of Banking, the Federal Reserve Board, the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC).

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

Interstate Banking and Branching

As a bank holding company, the Corporation is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank, or savings association. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (Riegle-Neal), subject to certain concentration limits and other requirements, bank holding companies such as the Corporation may acquire banks and bank holding companies located in any state. Riegle-Neal also permits banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation “opting in” to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of that provision of Riegle-Neal. The Corporation has expanded its market south into Hagerstown, Maryland with its first branch opening in March 2006. Orrstown Bank entered into an agreement to lease an existing banking office at 201 South Cleveland Avenue in Hagerstown.

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

Capital Requirements

Information concerning the Corporation and its subsidiaries with respect to capital requirements is incorporated by reference from Note 16, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Adequacy and Regulatory Matters” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2006, both Banks were considered well capitalized based on the guidelines implemented by the banks’ regulatory agencies.

Dividend Restrictions

The Corporation’s funding for cash distributions to its shareholders is derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds is dividends received from its subsidiaries Orrstown Bank and First National. Various federal laws limit the amount of dividends the Banks can pay to the Corporation without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Banks from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Additional information concerning the Corporation and its banking subsidiaries with respect to dividends is incorporated by reference from Note 16, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Adequacy and Regulatory Matters” sections of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

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

FDIC Insurance and Assessments

Deposit accounts in the Company’s subsidiary banks are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Banks’ deposits, therefore, are subject to FDIC deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the FDIC adopt regulations for considering an increase in the insurance limits on all deposit accounts (including retirement accounts) every five years starting in 2011 based, in part, on inflation, and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with approval of the FDIC, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2006, the FICO assessment was equal to 1.28 basis points for each $100 in domestic deposits maintained at an institution.

In 2006, the FDIC assessment for Orrstown Bank was $59,000, and for First National $13,000.

Future Legislation

Changes to the laws and regulations in the state where the Corporation and the Banks do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. The Corporation cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation.

Forward Looking Statements

Additional information concerning the Corporation and its banking subsidiaries with respect to forward looking statements is incorporated by reference from the “Important Factors Relating to Forward Looking Statements” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7.

Competition

The Banks’ principal market area consists of Franklin County, Perry County and Cumberland County, Pennsylvania, with a presence in Washington County, Maryland. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Chambersburg, Shippensburg, and Carlisle, Pennsylvania.

The Banks, like other depository institutions, have been subjected to competition from less heavily regulated entities such as credit unions, brokerage firms, money market funds, consumer finance and credit card companies, and other commercial banks, many of which are larger than the Banks. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively. Orrstown Bank and First National are competitive with the financial institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

Item 1B Unresolved Staff Comments

None

Item 2. Properties.

Orrstown Bank owns buildings in Orrstown, Shippensburg (2), Carlisle (2), Spring Run, Chambersburg (3), and Mechanicsburg (2), Pennsylvania. Offices of Orrstown Bank are located in each of these buildings. It also leases space for offices located in Greencastle, Carlisle (2) and Camp Hill, Pennsylvania and in Hagerstown, Maryland. First National owns buildings in Newport (2), Duncannon, and New Bloomfield, Pennsylvania. Offices of First National are located in each of these buildings

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to Vote of Security Holders.

None

Part II

Item 5. Market for Registrant’s Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities.

Market Information

Orrstown Financial Services, Inc.’s common stock is not traded on a national securities exchange. Quotations for shares of the Corporation’s common stock are reported through the OTC Bulletin Board service under the symbol ORRF, and are traded over the counter with brokers who make a market in the stock. At December 31, 2006, the number of shareholders of record was approximately 3,022. The price ranges for Orrstown Financial Services, Inc. common stock set forth below are the approximate bid prices obtained from brokers who make a market in the stock and does not reflect prices in actual transactions or include retail markups and markdowns or any commission to the broker/dealer.

	2006			2005
	Market Price		Quarterly	Market Price		Quarterly
Dividend (1)	High	Low	Dividend	High	Low	Dividend
First quarter	$35.70	$31.80	$0.18	$47.62	$39.05	$0.133
Second quarter	$39.00	$32.00	$0.20	$43.75	$37.14	$0.140
Third quarter	$38.25	$36.50	$0.20	$42.20	$37.55	$0.150
Fourth quarter	$39.00	$36.55	$0.20	$37.95	$34.45	$0.160

(1)	Note: All per share data has been restated after giving retroactive recognition to a 5% stock dividend paid June 29, 2005.

See Note 16 in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2006 for restrictions on the payment of dividends.

Issuer Purchases of Equity Securities

On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of December 31, 2006, 14,749 shares have been purchased under the program. Orrstown did not sell any unregistered securities. The Company has not repurchased any common equity securities during the fourth quarter ended December 31, 2006. The maximum number of shares that may yet be purchased under the plan is 135,251 shares at December 31, 2006.

Item 6. Selected Financial Data.

The selected five-year financial data on page 41 of the Annual Financial Report to shareholders for the year ended December 31, 2006 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Contractual obligation payments of the Corporation as of December 31, 2006 are as follows:

(Dollars in thousands)	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years	Total
Long-term debt obligations	$922	$19,747	$643	$11,128	$32,440
Operating lease obligations	279	442	365	959	2,045

Total	$1,201	$20,189	$1,008	$12,087	$34,485

All other information required by Item 7 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), on pages 28 through 38 of the Annual Financial Report to shareholders which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Interest-earning assets are substantially made up of loans and securities. Loans are priced by management with current market rates as guidelines while achieving a positive interest rate spread and limiting credit risk. A significant part of the loan portfolio is made up of variable rate loans and loans that will become variable after a fixed term and will reprice as market rates move. Securities are purchased using liquidity and maturity terms as guidelines to obtain a more matched position. The deposit base is a mix of transaction accounts and time deposits. Many of the interest bearing transaction accounts have discretionary pricing so great flexibility exists for deposit side price adjustments. Time deposits have set maturities as do short term and long term borrowings. Although deposit product cycles and growth are driven by the preferences of our customers, borrowings are structured with specific terms that, when aggregated with the terms for deposits and matched with interest-earning assets, mitigate our exposure to interest rate sensitivity. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. At December 31, 2006, the twelve month cumulative gap was a negative $41,976,000 and the RSA/ RSL cumulative ratio was 0.88% which has decreased from 1.14% since December 31, 2005. Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity, Rate Sensitivity and Interest Rate Risk Analysis in the MD&A of the Annual Financial Report to shareholders which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data, some of which is required under Guide 3 (statistical disclosures by bank holding companies) are shown on pages 4 through 42 of the annual shareholders’ report for the year ended December 31, 2006 and are incorporated herein by reference. Certain statistical information required in addition to those included in the annual shareholders’ report are submitted herewith as follows.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

	2006 Versus 2005 Increase (Decrease) Due to Change in			2005 Versus 2004 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income
Loans (net of unearned discounts)	$8,943	$2,899	$11,842	$3,156	$3,129	$6,285
Taxable investment securities	68	202	270	(84)	17	(67)
Nontaxable investment securities	363	(141)	222	(97)	(5)	(102)
Other short-term investments	99	318	417	46	315	361

Total interest income	9,473	3,278	12,751	3,021	3,456	6,477

Interest Expense
Interest bearing demand	(39)	277	238	(220)	(73)	(293)
Savings deposits	457	378	835	152	893	1,045
Time deposits	3,299	2,526	5,825	713	625	1,338
Short-term borrowings	421	660	1,081	26	466	492
Long-term borrowings	(248)	103	(145)	(55)	24	(31)

Total interest expense	3,890	3,944	7,834	616	1,935	2,551

Net interest income			$4,917			$3,926

Changes which are attributed in part to volume and in part to rate are allocated in proportion to their relationships to the amounts of changes.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

INVESTMENT PORTFOLIO

The following table shows the maturities of investment securities at book value as of December 31, 2006, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
Bonds:
U. S. Treasury
Book value	$1,274	$505	$0	$0	$1,779
Yield	3.04%	4.88%	0%	0%	3.56%
U. S. Government agencies
Book value	10,502	10,563	2,500	0	23,565
Yield	3.43%	4.25%	5.60%	0%	4.03%
State and municipal
Book value	992	3,704	8,024	15,376	28,096
Yield	4.72%	5.10%	6.17%	7.28%	6.59%
Corporate bonds
Book value	402	700	200	0	1,302
Yield	3.04%	5.02%	5.84%	0%	4.53%

Total book value	$13,170	$15,472	$10,724	$15,376	$54,742
Yield	3.48%	4.51%	6.03%	7.28%	5.34%

Mortgage-backed securities
Total book value					$29,963
Yield					4.20%
Equity Securities
Total book value					$2,448
Yield					5.06%

Total Investment Securities					$87,153
Yield					4.94%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

LOAN PORTFOLIO

The following table presents the loan portfolio at the end of each of the last five years:

(Dollars in thousands)	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$59,593	$50,104	$38,659	$38,186	$33,806
Real estate—Commercial	221,460	181,587	151,259	123,531	88,130
Real estate—Construction	46,947	30,532	18,744	21,016	22,048
Real estate—Mortgage	281,902	191,823	173,444	154,454	129,661
Consumer (net of unearned discount)	8,925	6,340	7,162	7,867	7,746

Total loans	$618,827	$460,386	$389,268	$345,054	$281,391

Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments, and credit cards) at December 31, 2006:

(Dollars in thousands)	Under One Year	One to Five Years	Over Five Years	Total
Commercial, financial and agricultural	$8,296	$14,430	$36,867	$59,593
Real estate—Construction	8,460	9,406	29,081	46,947

Total loans	$16,756	$23,836	$65,948	$106,540

The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2006:

(Dollars in thousands)	Fixed Rate Loans	Variable Rate Loans
Due within one year	$11,012	$57,702
Due after one but within five years	42,171	27,485
Due after five years	128,361	352,096

Total loans	$181,544	$437,283

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

SUMMARY OF LOAN LOSS EXPERIENCE

	Years Ended December 31
(Dollars in thousands)	2006	2005	2004	2003	2002
Average total loans outstanding (net of unearned income)	$553,591	$421,728	$369,409	$313,833	$264,296
Allowance for loan losses, beginning of period	4,428	4,318	4,161	3,734	3,104
Additions to provision for loan losses charged to operations	390	144	210	491	720
Additions established for acquired credit risk	720	0	0	0	0
Loans charged off during the year
Mortgages	0	30	9	12	0
Commercial	12	0	21	4	48
Installment	49	31	39	33	36
Personal credit lines and credit cards	36	21	16	32	17

Total charge-off’s	97	82	85	81	101

Recoveries of loans previously charged off:
Mortgages	7	22	3	3	0
Commercial	50	0	0	0	3
Installment	13	19	25	8	8
Personal credit lines and credit cards	9	7	4	6	0

Total recoveries	79	48	32	17	11

Net loans charged off (recovered)	18	34	53	64	90

Allowance for loan losses, end of period	$5,520	$4,428	$4,318	$4,161	$3,734

Ratio of net loans charged off to average loans outstanding	0.00%	0.01%	0.01%	0.02%	0.03%

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

(Dollars in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans	$120	$52	$314	$130	$85
Accrual loans
Restructured	0	0	0	1,410	1,428
30 through 89 days past due	7,607	4,249	1,643	1,440	1,419
90 days or more past due	1,084	411	2,550	2,743	1,446

Total accrual loans	$8,691	$4,660	$4,193	$5,593	$4,293

See Note 7 of the “Notes to Consolidated Financial Statements” for details of income recognized and foregone revenue on nonaccrual loans for the past three years, and discussion concerning impaired loans at December 31, 2006.

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

	2006		2005
(Dollars in thousands)	Allowance Amount	Percentage of Loans to Total Loans	Allowance Amount	Percentage of Loans to Total Loans
Commercial, financial and agricultural	$1,206	10%	$558	11%
Real estate—Commercial	1,584	36%	573	39%
Real estate—Construction	42	8%	6	7%
Real estate—Mortgage	1,553	45%	865	42%
Consumer	13	1%	44	1%
Unallocated	1,122	0%	2,382	0%

Total	$5,520	100%	$4,428	100%

	2004		2003
(Dollars in thousands)	Allowance Amount	Percentage of Loans to Total Loans	Allowance Amount	Percentage of Loans to Total Loans
Commercial, financial and agricultural	$1,381	10%	$928	11%
Real estate—Commercial	617	39%	828	44%
Real estate—Construction	0	5%	0	6%
Real estate—Mortgage	330	44%	326	36%
Consumer	105	2%	9	3%
Unallocated	1,885	0%	2,070	0%

Total	$4,318	100%	$4,161	100%

	2002
(Dollars in thousands)	Allowance Amount	Percentage of Loans to Total Loans
Commercial, financial and agricultural	$806	12%
Real estate—Commercial	545	41%
Real estate—Construction	0	8%
Real estate—Mortgage	255	36%
Consumer	28	3%
Unallocated	2,100	0%

Total	$3,734	100%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

DEPOSITS

The average amounts of deposits are summarized below:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Demand deposits	$79,733	$66,829	$57,762
Interest bearing demand deposits	159,035	162,888	183,649
Savings deposits	87,665	63,174	29,752
Time deposits	243,929	140,245	114,181

Total deposits	$570,362	$433,136	$385,344

The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2006:

(Dollars in thousands)
Three months or less	$72,569
Over three months through six months	14,570
Over six months through one year	14,483
Over one year	14,046

Total	$115,668

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

RETURN ON EQUITY AND ASSETS

The following table presents a summary of significant earnings and capital ratios applying daily average balances for the years ended December 31,

(Dollars in thousands)	2006	2005	2004
Average assets	$722,581	$552,592	$495,919
Net income	$11,632	$9,987	$7,770
Average equity	$77,028	$53,423	$46,309
Cash dividends paid	$4,662	$3,157	$2,556

Return on assets	1.61%	1.81%	1.57%
Return on equity	15.10%	18.69%	16.78%
Dividend payout ratio	40.07%	31.62%	32.89%
Equity to asset ratio	10.66%	9.67%	9.34%

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Interest income	$44,788	$32,415	$25,892	$23,484	$23,173
Interest expense	17,371	9,537	6,986	6,757	7,985

Net interest income	27,417	22,878	18,906	16,727	15,188
Provision for loan losses	390	144	210	491	720

Net interest income after provision for loan losses	27,027	22,734	18,696	16,236	14,468

Other income:
Trust and brokerage services	3,707	3,164	2,471	1,948	1,780
Service charges on deposits, other service charges, collection and exchange charges, commissions and fees	6,592	5,575	4,082	3,866	3,171
Other operating income	784	320	416	618	409

Total other income	11,083	9,059	6,969	6,432	5,360

Income before operating expense	38,110	31,793	25,665	22,668	19,828

Operating expenses:
Salaries and employees benefits	13,015	9,257	7,909	6,787	5,993
Occupancy and equipment expense	3,357	2,673	2,398	2,109	1,800
Other operating expenses	5,256	5,467	4,411	4,114	3,895

Total operating expenses	21,628	17,397	14,718	13,010	11,688

Income before income taxes	16,482	14,396	10,947	9,658	8,140
Income tax	4,850	4,409	3,177	2,678	2,225

Net income applicable to common stock	$11,632	$9,987	$7,770	$6,980	$5,915

Per share data: (1)
Basic earnings	$1.97	$1.85	$1.45	$1.32	$1.12
Diluted earnings	$1.89	$1.77	$1.40	$1.27	$1.10
Cash dividends	$0.780	$0.583	$0.476	$0.401	$0.327

Weighted average shares:
Basic	5,906,646	5,407,550	5,362,017	5,307,089	5,271,303
Diluted	6,167,422	5,636,191	5,558,851	5,476,292	5,390,015

(1)	Per share amounts have been restated to reflect:

The 5% stock dividend paid June 29, 2005

The 2-for-1 stock split paid February 10, 2004

The 5% stock dividend paid May 30, 2003

Item 9. Changes in, and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on such evaluation, such officers have concluded that the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. Management’s Report on internal control over financial reporting for December 31, 2006 is shown on page 3 of the annual shareholders’ report for the year ended December 31, 2006 and is incorporated herein by reference. The attestation report of the registered public accounting firm on management’s assessment of internal control over financial reporting is shown on pages 1 and 2 of the annual shareholders’ report for the year ended December 31, 2006 and is incorporated herein by reference. There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the fourth quarter of 2006.

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

All other information required by Item 10 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	245,121	$30.24	169,612

Equity compensation plan not approved by security holders (1)	29,491	$23.96	37,881

Total	274,612	$29.57	207,493

(1)	Non-Employee Director Stock Option Plan of 2000. On January 27, 2000, the Board of Directors of the Corporation approved the Orrstown Financial Services, Inc. Non-Employee Director Stock Option Plan of 2000. The Directors’ Option Plan is a formula plan under which options to purchase shares of the Corporation’s Common Stock are granted each year to directors in office on April 1. The number of options granted each year is based on the Corporation’s return on average equity for the most recent fiscal year. All options have a term of 10 years from the regular grant date, are fully exercisable from the regular grant date, and have an exercise price equal to the fair market value of the Corporation’s Common Stock as of the date of the grant of the option based upon criteria as outlined in the plan. If a director “retires”, whether as a result of reaching mandatory retirement age, or under any other circumstances the Board of Directors, in its discretion, may determine to constitute retirement, the options previously granted to the director will expire at their scheduled expiration date. If a director’s service as a director terminates for any other reason, the options previously granted to the director will expire six months after the date of termination of service unless scheduled to expire sooner.

All other information required by Item 12 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2007 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1) – Financial Statements – The following consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2006, are incorporated by reference in Item 8:

Consolidated balance sheets – December 31, 2006 and 2005

Consolidated statements of income – Years ended December 31, 2006, 2005, and 2004

Consolidated statements of shareholders’ equity – Years ended December 31, 2006, 2005, and 2004

Consolidated statements of cash flows – Years ended December 31, 2006, 2005, and 2004

Notes to consolidated financial statements – December 31, 2006

(2) – Financial Statement Schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) – Exhibits

2	Plan of acquisition, reorganization, arrangement, liquidation or succession. Agreement and Plan of Reorganization dated November 21, 2005, by and between Orrstown Financial Services, Inc. and The First National Bank of Newport, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005.

3.1	Articles of incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, Registration No.333-131176.

3.2	By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 33-18888.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

(i)	Articles of Incorporation of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, Registration No.333-131176.

(ii)	By-laws of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 33-18888.

10.1	Change in control agreement between Orrstown Financial Services, Inc. and its chief executive officer. Incorporated by reference to Exhibit 99 of the Registrant’s Form 10-K for the year ended December 31, 1996.

10.2	Salary continuation plan for selected officers – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.3	Officer group term replacement plan for selected officers – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.4	Director retirement plan – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.5	Revenue neutral retirement plan – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.6	Non-employee director stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 dated April 11, 2000

10.7	Employee stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 dated March 31, 2000

10.8	Description of Executive Incentive Plan incorporated by reference to the Registrant’s definitive schedule 14A proxy statement filed March 18, 2005

13	Annual report to security holders – filed herewith

14	Code of Ethics Policy for Senior Financial Officers – incorporated by reference under Item 10 of this Form 10-K

21	Subsidiaries of the registrant - filed herewith

23.1	Consent of independent auditors - filed herewith

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Chief Executive Officer) – filed herewith

32.2	Section 1350 Certifications (Chief Financial Officer) – filed herewith

All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c)	Financial statement schedules – None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORRSTOWN FINANCIAL SERVICES, INC.
(Registrant)

	By	/s/ Kenneth R. Shoemaker
Kenneth R. Shoemaker, President
Dated: March 12, 2007		(Duly authorized officer)

	By	/s/ Bradley S. Everly
Bradley S. Everly, Chief Financial Officer
Dated: March 12, 2007		(Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth R. Shoemaker Kenneth R. Shoemaker	President and CEO of Orrstown Bank and Director	March 12, 2007

/s/ Peter C. Zimmerman Peter C. Zimmerman	President and CEO of The First National Bank of Newport and Director	March 12, 2007

/s/ Joel R. Zullinger Joel R. Zullinger	Chairman of the Board and Director	March 12, 2007

/s/ Jeffrey W. Coy Jeffrey W. Coy	Vice Chairman of the Board and Director	March 12, 2007

/s/ Denver L. Tuckey Denver L. Tuckey	Secretary and Director	March 12, 2007

/s/ Anthony F. Ceddia Dr. Anthony F. Ceddia	Director	March 12, 2007

/s/ Andrea Pugh Andrea Pugh	Director	March 12, 2007

/s/ Gregory A. Rosenberry Gregory A. Rosenberry	Director	March 12, 2007

/s/ Glenn W. Snoke Glenn W. Snoke	Director	March 12, 2007

/s/ John S. Ward John S. Ward	Director	March 12, 2007