Form 10-Q
period 2007-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2007-05-08
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of March 31, 2007, 6,130,193 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited) *
(Dollars in Thousands)	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$18,182	$20,730
Federal funds sold	17,850	18,404

Cash and cash equivalents	36,032	39,134

Interest bearing deposits with banks	477	895
Member stock, at cost which approximates market value	4,024	3,850
Securities available for sale	85,936	87,543

Loans	636,257	618,827
Allowance for loan losses	(5,570)	(5,520)

Net Loans	630,687	613,307

Premises and equipment, net	19,729	19,852
Goodwill and intangible assets	21,505	21,567
Cash surrender value of life insurance	15,711	15,573
Accrued interest receivable	3,176	3,279
Other assets	4,721	4,031

Total assets	$821,998	$809,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$87,237	$85,420
Interest bearing	556,436	553,299

Total deposits	643,673	638,719

Short term borrowings	44,228	41,703
Long term debt	36,212	32,440
Accrued interest payable	1,028	1,111
Other liabilities	6,017	5,670

Total liabilities	731,158	719,643

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 6,145,910 and 6,145,049 shares issued	320	320
Additional paid - in capital	72,038	72,023
Retained earnings	18,509	16,934
Accumulated other comprehensive income	554	507
Treasury stock, 15,717 and 10,717 shares, at cost	(581)	(396)

Total shareholders’ equity	90,840	89,388

Total liabilities and shareholders’ equity	$821,998	$809,031

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2007	March 2006
INTEREST INCOME
Interest and fees on loans	$11,341	$8,117
Interest and dividends on investment securities	1,006	751
Interest on short term investments	212	212

Total interest income	12,559	9,080

INTEREST EXPENSE
Interest on deposits	4,503	2,454
Interest on short-term borrowings	500	328
Interest on long-term debt	396	424

Total interest expense	5,399	3,206

Net interest income	7,160	5,874
Provision for loan losses	60	36

Net interest income after provision for loan losses	7,100	5,838

OTHER INCOME
Service charges on deposits	1,228	927
Other service charges	486	352
Trust department income	610	548
Brokerage income	356	313
Other income	191	145
Securities gains / (losses)	54	2

Total other income	2,925	2,287

OTHER EXPENSES
Salaries and employee benefits	3,704	2,716
Occupancy and equipment	897	742
Data processing	224	184
Advertising	78	77
Other operating expense	1,066	829

Total other expense	5,969	4,548

Income before income taxes	4,056	3,577
Income tax expense	1,193	1,079

Net income	$2,863	$2,498

PER SHARE DATA
Basic earnings per share	$0.47	$0.46
Diluted earnings per share	$0.45	$0.44
Dividends per share	$0.21	$0.18

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2007	March 2006
COMPREHENSIVE INCOME
Net Income	$2,863	$2,498

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	47	(156)

Comprehensive Income	$2,910	$2,342

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2007	March 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,863	$2,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461	314
Provision for loan losses	60	36
Other, net	(490)	(79)

Net cash provided by operating activities	2,894	2,769

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits with banks	418	244
Purchases of available for sale securities	(4,108)	(6)
Sales and maturities of available for sale securities	5,766	1,489
Net (increase) in loans	(17,440)	(13,308)
Purchases of bank premises and equipment	(251)	(724)
Other, net	(175)	8

Net cash (used) by investing activities	(15,790)	(12,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,954	13,521
Dividends paid	(1,287)	(979)
Proceeds from issuance of common stock	15	5
Purchase of treasury stock	(185)	0
Net change in short-term borrowings	2,525	(5,261)
Proceeds from long-term borrowings	4,000	0
Repayment of long-term borrowings	(228)	(3,221)

Net cash provided by financing activities	9,794	4,065

Net (decrease) in cash and cash equivalents	(3,102)	(5,463)
Cash and cash equivalents at beginning of period	39,134	35,331

Cash and cash equivalents at end of period	$36,032	$29,868

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,482	$3,261
Income Taxes	0	0

Supplemental schedule of noncash investing and financing activities:
Unrealized gain (loss) on investments available for sale (net of deferred taxes of $ 20 and $ 80 at March 31, 2007 and 2006, respectively)	47	(156)

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. and its subsidiaries (the Corporation or Orrstown) are presented at and for the three months ended March 31, 2007 and 2006 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2006 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiaries, Orrstown Bank and The First National Bank of Newport (First National). All significant intercompany transactions and accounts have been eliminated.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Cash Flows

For purposes of the Statements of Cash Flows, cash and cash equivalents include Cash and due from banks and Federal funds sold. As permitted by Statement of Financial Accounting Standards No. 104, the Corporation has elected to present the net increase or decrease in deposits with banks, loans and deposits in the Statement of Cash Flows.

Federal Income Taxes

For financial reporting purposes, the provision for loan losses charged to operating expense is based on management’s judgment, whereas for federal income tax purposes the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes these expenses are deducted when paid. As a result of the aforementioned timing differences plus the timing differences associated with depreciation expense, deferred income taxes are provided in the financial statements. Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations.

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

The Corporation has classified all investment securities as “available for sale”. At December 31, 2006, fair value exceeded amortized cost by $390,000 and at March 31, 2007 fair value exceeded amortized cost by $486,000. In shareholders’ equity, the balance of accumulated other comprehensive income increased to $554,000 from $507,000 at December 31, 2006.

Stock-Based Compensation

The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation’s employees and directors. FAS Statement No 123R, “Share-Based Payment” requires financial statement recognition of compensation cost for stock options and other stock-based awards. Both of the Corporation’s stock-based compensation plans are fully vested when granted and, therefore, are expensed on the date of grant using the Black-Scholes option-pricing model.

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

Earnings per share for the three months ended March 31, have been computed as follows:

	Three Months Ended
(In Thousands, except per share data)	March 2007	March 2006
Net Income	$2,863	$2,498

Weighted average shares outstanding (basic)	6,130	5,439
Impact of common stock equivalents	274	244

Weighted average shares outstanding (diluted)	6,404	5,683

Per share information:
Basic earnings per share	$0.47	$0.46
Diluted earnings per share	$0.45	$0.44

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the implementation of FIN 48 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Corporation’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this SFAS permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This SFAS is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the fiscal year that begins before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement.” The Corporation has decided not to adopt SFAS No. 159 early.

Note 2: Other Commitments

In the normal course of business, the banks make various commitments and incur certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation’s subsidiary banks evaluate each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Each bank holds collateral supporting those commitments when deemed necessary by management. As of March 31, 2007, $22,751,000 of performance standby letters of credit have been issued. The Corporation does not anticipate any losses as a result of these transactions.

Note 3: Subsequent Event

On April 26, 2007, the Board of Directors of Orrstown Financial Services, Inc. approved a 5% stock dividend payable on June 15, 2007 to shareholders of record on May 25, 2007. Under this split, shareholders will receive one additional share of common stock for every twenty shares owned. All per share amounts will be adjusted to give recognition to the 5% stock dividend in future quarters.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Corporation) is a financial holding company with two wholly-owned bank subsidiaries, Orrstown Bank and The First National Bank of Newport (First National). On May 1, 2006, Orrstown Financial Services, Inc. completed the acquisition of The First National Bank of Newport; therefore, First National is not included in first quarter results of 2006. During January 2007, both bank boards executed documents allowing the collapse of the two banks charters into one bank. The consolidation of the companies will be taking place during June 2007 with approval received from the Federal Reserve Bank of Philadelphia in March 2007. Once the entities have been combined, The First National Bank of Newport and its four branch locations will become part of Orrstown Bank. This transaction will provide cost savings generated through the centralization of operations plus the elimination of separate financial reporting and fewer regulatory examinations. Our customers will have access to all 20 branch locations and products and services will be uniform throughout all of our locations.

The following is a discussion of our consolidated financial condition at March 31, 2007 and results of operations for the three months ended March 31, 2007 and three months ended March 31, 2006. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

Some statements and information may contain forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to: general political and economic conditions, unforeseen changes in the general interest rate environment, developments concerning credit quality in various corporate lending industry sectors, legislative or regulatory developments, legal proceedings, and pending or proposed changes in accounting rules, policies, practices, and procedures. Each of these factors could affect estimates and assumptions used to produce forward looking statements causing actual results to differ materially from those anticipated. Future results could also differ materially from historical performance.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $2,863,000 for the first quarter of 2007 compared to $2,498,000 for the same period in 2006, representing an increase of $365,000 or 14.6%. Basic earnings per share increased $0.01 to $0.47 in the recent quarter from the $0.46 earned during the first quarter of 2006. Diluted earnings per share for the first quarter were $0.45 versus $0.44 last year.

In order to compare last year’s performance ratios more effectively, we have included the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) ratios which exclude intangibles from equity and assets and intangible amortization expense and related tax expense from net income due to the addition of First National and the associated goodwill and intangibles.

The following statistics compare the performance of the first quarter 2007 to that of 2006:

	Three Months Ended
	March 2007	March 2006
Return on average assets	1.44%	1.69%
Return on average tangible assets	1.50%	1.71%
Return on average equity	12.95%	17.55%
Return on average tangible equity	17.29%	18.26%
Average equity / Average assets	11.13%	9.64%

RESULTS OF OPERATIONS

Quarter ended March 31, 2007 compared to Quarter ended March 31, 2006

Net Interest Income

Net interest income for the first quarter of 2007 was $7,160,000 representing a growth of $1,286,000, or 21.9% over the $5,874,000 realized during the first quarter last year. First National contributed $1,079,000 to net interest income during the first quarter this year. On a fully taxable equivalent basis (FTE), net interest income for the first quarter of 2007 and 2006 was $7,402,000 and $6,079,000, respectively.

Interest income FTE

FTE interest income totaled $12,801,000 for the first quarter of 2007 versus $9,285,000 for the same period last year, a difference of $3,516,000, or 37.9%. The rate on earning assets rose from 6.68% during the first quarter 2006 to 7.01% during the same quarter this year. Increases in the prime lending rate and the federal funds rate during the first six months of 2006 have increased the earnings yield of the Corporation during that period. The prime lending rate has remained flat from July 2006 through March 2007. Total earning assets grew $175.2 million or 31.5% from $556.7 million on average for the first quarter of 2006 to $731.9 million during the first quarter 2007. Approximately 11.6% of this growth is due to organic growth throughout the Corporation. Commercial loans have continued to be the largest area of growth.

Interest expense

Interest expense increased $2,193,000 or 68.4%, to $5,399,000. Interest bearing liabilities increased to $627.6 million from $469.2 million, or 33.8%. Approximately 14.0% is organic growth in interest bearing liabilities throughout the Corporation. Savings account balances have declined from the first quarter 2006, while interest bearing demand deposits have increased in volume. While core deposits have remained flat or declined somewhat, time deposit accounts have been growing steadily during the past twelve months. Time deposits have increased $118.4 million overall and $68.8 million, or approximately 39.5%, excluding time deposits acquired from First National. Seasonal fluctuations in repurchase agreements have increased short-term borrowings but they have been offset by decreases in long term borrowings due to payoffs.

Although the Federal Open Market Committee has not increased rates since June 2006, interest rates on liabilities have continued to rise due to the lag in repricing of some variable rate liabilities and customer disintermediation. Costs related to rate increases have increased significantly over the past twelve months. As a result of the cost of funds increasing at a faster pace than earning assets and the inverted yield curve, interest spreads have decreased from 3.91% to 3.52% and the interest margin decreased from 4.35% during first quarter 2006 to 4.02% during first quarter 2007. The increase in net interest income is due primarily to volume factors as growth has continued particularly in the commercial loan portfolio.

The table that follows states rates on a fully taxable equivalent basis (FTE) and demonstrates the aforementioned effects:

	Three Months Ended
	March 2007			March 2006
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$16,170	$212	5.32%	$19,262	$212	4.46%
Investment securities	90,043	1,173	5.24%	70,987	890	5.05%
Total loans	625,660	11,416	7.31%	466,461	8,183	7.03%

Total interest-earning assets	731,873	12,801	7.01%	556,710	9,285	6.68%

Interest Bearing Liabilities:
Interest bearing demand deposits	$179,933	$754	1.70%	$139,847	$327	0.95%
Savings deposits	81,074	424	2.12%	82,366	498	2.45%
Time deposits	292,712	3,325	4.61%	174,267	1,629	3.79%
Short term borrowings	40,786	500	4.97%	32,809	328	4.05%
Long term borrowings	33,095	396	4.80%	39,906	424	4.31%

Total interest bearing liabilities	627,600	5,399	3.49%	469,195	3,206	2.77%

Net interest income / net interest spread		$7,402	3.52%		$6,079	3.91%

Net interest margin			4.02%			4.35%

Non-Interest Income

Total non-interest income, excluding securities gains, increased $586,000, or 25.6%, from $2,285,000 to $2,871,000. First National was not included in first quarter results of 2006 since it was acquired in May of 2006. First National contributed $251,000 of non-interest income during the first quarter of 2007, creating higher than normal growth. Net securities gains in the first quarter 2006 were $2,000 compared to the $54,000 of net gains taken in the first quarter of 2007. $45,000 of net gains were taken in January and early February from the sale of equity securities which were replaced, in part, by other equity securities with greater potential. Service charges on deposits increased 32.5% or $301,000. Increases of $197,000 were realized in overdraft protection fees. First National contributed $86,000 of these fees in the first quarter 2007. Merchant accounts added $52,000, while debit card utilization grew $32,000.

Other service charges increased by $134,000, or 38.1%, due primarily to the growth in loan fees of $ 71,000, not including secondary mortgage market activity, which had minimal increases this period. ATM fees grew by $60,000 over last year due primarily to the addition of the five ATMs that were acquired with First National. Asset management fees contributed an additional $62,000 and brokerage fees increased $43,000, or 13.7%, over the first quarter last year. Life insurance income rose $26,000 due to the acquisition of First National’s bank owned life insurance and plan increases.

Non-Interest Expense

Other expenses rose from $4,548,000 during the first quarter 2006 to $5,969,000 during the first quarter of 2007, an increase of $1,421,000, or 31.2%. The increase in salaries and benefits of $988,000 was the largest contributor to non-interest expense. The addition of First National’s employee base, annual salary increases for previously employed staff, new hires to support the growth in operation areas and new branch offices, plus rising heath care costs all contributed to the increase.

Occupancy and equipment expense rose $155,000, or 20.9%, over the prior year. Expenses of $147,000 related to premises and equipment depreciation and maintenance costs were due to the four branches acquired with the First National transaction in Perry County, Pennsylvania. The additional increase in expense was incurred through Greencastle’s new facility in June 2006 and the Simpson Street office in October 2006.

Other non-interest expense increased by $278,000 primarily due to the addition of First National, which represents approximately 17% of the Consolidated Company’s assets at March 31, 2007. Amortization expense increased $42,000 due to the acquisition. Data processing expense increased by $40,000, or 21.7%, shares tax expense rose $44,000 and printing and supplies increased by $34,000. The Corporation’s overhead efficiency ratio increased to 57.48% for the current quarter versus the first quarter 2006 ratio of 53.42%. The rise in the overhead efficiency ratio was due to the larger increase in non-interest expense compared to the increase in non-interest income for the periods represented. The increase in the efficiency ratio was kept to a minimum by growth in net interest income fueled by loan growth. The achievement of an efficiency ratio below 60% is, nevertheless, quite admirable for a banking company with less than $1 billion of assets. As we go forward with the collapse of charters into one bank improved efficiency in operating expenses should be realized.

INCOME TAX EXPENSE

Income tax expense increased $114,000, or 10.6%, during the first quarter of 2007 versus the first quarter of 2006. The addition of First National’s low income housing credits helped to reduce the effective tax rate. The marginal federal income tax bracket is 35% for 2007 and 2006.

Effective income tax rates were as follows:

	Three Months Ended
	March 2007	March 2006
Effective income tax rate	29.4%	30.2%

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration factors, such as, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. The unallocated portion of the reserve ensures that any additional unforeseen losses that are not otherwise identifiable will be able to be absorbed. It is intended to provide for imprecise estimates in assessing projected losses, uncertainties in economic conditions and allocating pool reserves. Management deems the total of the allocated and unallocated portions of the allowance for loan losses to be adequate to absorb any losses at this time.

The provision for loan losses amounted to $60,000 and $36,000 for the first quarter of 2007 and 2006, respectively. These provisions compared to net charge-offs of $10,000 during the first quarter 2007 and $15,000 during the same period last year. The reserve to loan ratio for the entire Corporation was 0.88% at March 31, 2007 compared to 0.94% on March 31, 2006.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended
(Dollars in Thousands)	March 2007	March 2006
Balance at beginning of period	$5,520	$4,428
Provision for loan losses	60	36
Recoveries	10	6
Loan charge-offs	(20)	(21)

Balance at end of period	$5,570	$4,449

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at March 31, are as follows:

(Dollars in Thousands)	2007	2006
Loans on nonaccrual (cash) basis	$91	$57
Loans whose terms have been renegotiated	0	0
OREO	318	1,197

Total nonperforming loans and OREO	409	1,254

Loans past due 90 or more days and still accruing	1,538	768

Total nonperforming and other risk assets	$1,947	$2,022

Ratio of total risk assets to total loans and OREO	0.31%	0.43%
Ratio of total risk assets to total assets	0.24%	0.33%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiaries. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at March 31, 2007 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	8.70%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	10.95%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.87%	8%	10%

At May 1, 2006 Orrstown Financial Services, Inc. issued 699,949 shares to complete the acquisition of First National, resulting in an additional $24.8 million in shareholders’ equity. All other growth experienced during 2007 has been supported by capital growth in the form of retained earnings. Equity represented 11.05% of assets at March 31, 2007 and at December 31, 2006.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Funds provided from financing activities and operating activities were the primary source of liquidity for the first three months of 2007.

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly negative as of March 31, 2007. The cumulative gap was a negative $35,037,000 and the RSA/ RSL cumulative ratio was 0.90% which has increased from the 0.88% at December 31, 2006. The cumulative RSA/RSL at March 31, 2007 is 1.02% at three months and 0.86% at six months, however, so the Corporation enjoys a closely balanced position that does not place it at undue risk under any interest rate scenarios. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on such evaluation, such officers have concluded that, as of March 31, 2007, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2007.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended March 31, 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
1/1/07 through 1/31/07	5,000	$37.00	N/A	130,251
2/1/07 through 2/28/07	0	0		130,251
3/1/07 through 3/31/07	0	0		130,251

Total	5,000	$37.00

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of March 31, 2007, 19,749 shares have been purchased under the program. Orrstown did not sell any unregistered securities.

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

/s/ Kenneth R. Shoemaker
(Kenneth R. Shoemaker, President & CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Senior Vice
President & CFO)
(Chief Financial Officer)

/s/ Robert B. Russell
(Robert B. Russell, Controller)
(Chief Accounting Officer)

Date: May 7, 2007

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