Form 10-Q
period 2007-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2007-08-09
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, 6,425,720 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	(Unaudited)	(Audited) *
	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$17,421	$20,730
Federal funds sold	11,395	18,404

Cash and cash equivalents	28,816	39,134

Interest bearing deposits with banks	547	895
Member stock, at cost which approximates market value	4,117	3,850
Securities available for sale	79,675	87,543

Loans	653,193	618,827
Allowance for loan losses	(5,593)	(5,520)

Net Loans	647,600	613,307

Premises and equipment, net	20,563	19,852
Goodwill and intangible assets	21,493	21,567
Cash surrender value of life insurance	15,789	15,573
Accrued interest receivable	3,363	3,279
Other assets	6,351	4,031

Total assets	$828,314	$809,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$86,399	$85,420
Interest bearing	567,362	553,299

Total deposits	653,761	638,719

Short term borrowings	48,449	41,703
Long term debt	28,482	32,440
Accrued interest payable	929	1,111
Other liabilities	4,803	5,670

Total liabilities	736,424	719,643

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 6,451,435 and 6,145,049 shares issued	336	320
Additional paid - in capital	82,356	72,023
Retained earnings	10,091	16,934
Accumulated other comprehensive income	19	507
Treasury stock, 25,715 and 10,717 shares, at cost	(912)	(396)

Total shareholders’ equity	91,890	89,388

Total liabilities and shareholders’ equity	$828,314	$809,031

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands)	Three Months Ended
	June 2007	June 2006
INTEREST INCOME
Interest and fees on loans	$11,857	$9,656
Interest and dividends on investment securities	974	939
Interest on short term investments	189	250

Total interest income	13,020	10,845

INTEREST EXPENSE
Interest on deposits	4,665	3,244
Interest on short-term borrowings	580	444
Interest on long-term debt	415	292

Total interest expense	5,660	3,980

Net interest income	7,360	6,865
Provision for loan losses	90	36

Net interest income after provision for loan losses	7,270	6,829

OTHER INCOME
Service charges on deposits	1,393	1,146
Other service charges	554	666
Trust department income	648	626
Brokerage income	383	340
Other income	176	166
Non-recurring revenue	219	0
Securities gains / (losses)	16	10

Total other income	3,389	2,954

OTHER EXPENSES
Salaries and employee benefits	3,588	3,288
Occupancy and equipment	898	828
Data processing	194	248
Advertising	108	122
Non-recurring expense	78	0
Other operating expense	1,259	864

Total other expense	6,125	5,350

Income before income taxes	4,534	4,433
Income tax expense	1,314	1,287

Net income	$3,220	$3,146

PER SHARE DATA
Basic earnings per share	$0.50	$0.51
Diluted earnings per share	$0.48	$0.49
Dividends per share	$0.20	$0.19

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands)	Six Months Ended
	June 2007	June 2006
INTEREST INCOME
Interest and fees on loans	$23,198	$17,773
Interest and dividends on investment securities	1,980	1,690
Interest on short term investments	401	462

Total interest income	25,579	19,925

INTEREST EXPENSE
Interest on deposits	9,168	5,698
Interest on short-term borrowings	1,080	772
Interest on long-term debt	811	716

Total interest expense	11,059	7,186

Net interest income	14,520	12,739
Provision for loan losses	150	72

Net interest income after provision for loan losses	14,370	12,667

OTHER INCOME
Service charges on deposits	2,621	2,073
Other service charges	1,040	1,018
Trust department income	1,258	1,174
Brokerage income	739	653
Other income	367	311
Non-recurring revenue	219	0
Securities gains / (losses)	70	12

Total other income	6,314	5,241

OTHER EXPENSES
Salaries and employee benefits	7,292	6,004
Occupancy and equipment	1,795	1,570
Data processing	418	432
Advertising	186	199
Non-recurring expense	78	0
Other operating expense	2,325	1,693

Total other expense	12,094	9,898

Income before income taxes	8,590	8,010
Income tax expense	2,507	2,366

Net income	$6,083	$5,644

PER SHARE DATA
Basic earnings per share	$0.95	$0.95
Diluted earnings per share	$0.90	$0.91
Dividends per share	$0.40	$0.362

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Thousands)	Three Months Ended
	June 2007	June 2006
COMPREHENSIVE INCOME
Net Income	$3,220	$3,146

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	(535)	(376)

Comprehensive Income	$2,685	$2,770

	Six Months Ended
(Dollars in Thousands)	June 2007	June 2006
COMPREHENSIVE INCOME
Net Income	$6,083	$5,644

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	(488)	(532)

Comprehensive Income	$5,595	$5,112

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)	Six Months Ended
	June 2007	June 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,083	$5,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	937	708
Provision for loan losses	150	72
Other, net	(1,829)	(597)

Net cash provided by operating activities	5,341	5,827

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits with banks	348	2,680
Purchases of available for sale securities	(4,109)	(783)
Sales and maturities of available for sale securities	11,178	4,764
Purchase of intangible assets	51	0
Net (increase) in loans	(34,443)	(42,777)
Purchases of bank premises and equipment	(2,861)	(1,908)
Purchase price of shares exchanged for cash	0	(8,882)
Cash acquired in acquisition	0	13,031
Other, net	(542)	640

Net cash (used) by investing activities	(30,378)	(33,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,042	50,378
Dividends paid	(2,573)	(2,208)
Proceeds from issuance of common stock	1	135
Purchase of treasury stock	(589)	(368)
Net proceeds from issuance of treasury stock	73	0
Net change in short-term borrowings	6,746	(138)
Proceeds from long-term borrowings	4,000	0
Repayment of long-term borrowings	(7,958)	(17,059)
Other, net	(23)	224

Net cash provided by financing activities	14,719	30,964

Net increase (decrease) in cash and cash equivalents	(10,318)	3,556
Cash and cash equivalents at beginning of period	39,134	35,331

Cash and cash equivalents at end of period	$28,816	$38,887

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,241	$6,978
Income Taxes	2,725	2,525

Supplemental schedule of noncash investing and financing activities:
Unrealized gain (loss) on investments available for sale (net of deferred taxes of $(263) and $(274) at June 30, 2007 and 2006, respectively)	(488)	(532)

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Corporation or Orrstown) and its subsidiary are presented at and for the three and six months ended June 30, 2007 and 2006 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2006 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. As of the close of business on June 15, 2007, Orrstown Bank and The First National Bank of Newport collapsed the two banks charters into one bank with Orrstown Bank as the surviving bank. All significant intercompany transactions and accounts have been eliminated.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Corporation has classified all investment securities as “available for sale”. At December 31, 2006, fair value exceeded amortized cost by $390,000 and at June 30, 2007 fair value exceeded amortized cost by $30,000. In shareholders’ equity, the balance of accumulated other comprehensive income decreased to $19,000 from $507,000 at December 31, 2006.

Stock-Based Compensation

The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation’s directors and the Bank’s employees. FAS Statement No 123R, “Share-Based Payment” requires financial statement recognition of compensation cost for stock options and other stock-based awards. Both of the Corporation’s stock-based compensation plans are fully vested when granted and, therefore, are expensed on the date of grant using the Black-Scholes option-pricing model.

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

Earnings per share for the three and six months ended June 30, have been computed as follows:

(In Thousands, except per share data)	Three Months Ended		Six Months Ended
	June 2007	June 2006	June 2007	June 2006
Net Income	$3,220	$3,146	$6,083	$5,644

Weighted average shares outstanding (basic)	6,431	6,206	6,434	5,960
Impact of common stock equivalents	291	261	289	258

Weighted average shares outstanding (diluted)	6,722	6,467	6,723	6,218

Per share information:
Basic earnings per share	$0.50	$0.51	$0.95	$0.95
Diluted earnings per share	$0.48	$0.49	$0.90	$0.91

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

Note 2: Other Commitments

In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The bank holds collateral supporting those commitments when deemed necessary by management. As of June 30, 2007, $25,545,000 of performance standby letters of credit have been issued. The Corporation does not anticipate any losses as a result of these transactions.

Note 3: Changes in Common Stock

On April 26, 2007, the Board of Directors of Orrstown Financial Services, Inc. approved a 5% stock dividend, payable on June 15, 2007 to shareholders of record on May 25, 2007. Under this stock dividend, shareholders received one additional share of common stock for every twenty shares owned as of the record date. Fractional shares were paid in cash. All per share amounts have been adjusted to give retroactive recognition to the 5% stock dividend.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Corporation) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank. On May 1, 2006, Orrstown Financial Services, Inc. completed the acquisition of The First National Bank of Newport (First National); therefore, First National is not included in the first four months of results in 2006. During January 2007, both bank boards executed documents allowing the collapse of the two banks charters into one bank. The consolidation of the companies took place as of the close of business on June 15, 2007.

The following is a discussion of our consolidated financial condition at June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and three and six months ended June 30, 2006. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,220,000 for the second quarter of 2007 compared to $3,146,000 for the same period in 2006, representing an increase of $74,000 or 2.4%. Basic earnings per share (EPS) decreased $0.01 to $0.50 in the recent quarter from the $0.51 earned during the second quarter of 2006. Diluted earnings per share for the second quarter were $0.48 versus $0.49 last year.

Net income for the first six months of 2007 was $6,083,000 compared to $5,644,000 for the same period in 2006, representing an increase of $439,000 or 7.8%. Basic earnings per share for the first half of 2007 and 2006 remained level at $.95. Diluted earnings per share for the first six months were $0.90 versus $0.91 last year. All per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on June 15, 2007.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of First National and the acquisition of other investment companies and deposits.

The following statistics compare the second quarter and year-to-date performance of 2007 to that of 2006:

	Three Months Ended		Six Months Ended
	June 2007	June 2006	June 2007	June 2006
Return on average assets	1.57%	1.79%	1.51%	1.74%
Return on average tangible assets	1.63%	1.84%	1.57%	1.78%
Return on average equity	14.16%	16.54%	13.56%	16.97%
Return on average tangible equity	18.75%	20.76%	18.04%	19.57%
Average equity / Average assets	11.07%	10.81%	11.10%	10.27%

RESULTS OF OPERATIONS

Quarter ended June 30, 2007 compared to Quarter ended June 30, 2006

Net Interest Income

Net interest income for the second quarter of 2007 was $7,360,000 representing a growth of $495,000, or 7.2% over the $6,865,000 realized during the second quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the second quarter of 2007 and 2006 was $7,612,000 and $7,122,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

(Dollars in thousands)	Three Months Ended
	June 2007			June 2006
	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$14,040	$189	5.40%	$19,972	$250	5.02%
Investment securities	87,136	1,143	5.28%	88,076	1,103	5.03%
Total loans	647,956	11,940	7.32%	536,255	9,749	7.22%

Total interest-earning assets	749,132	13,272	7.04%	644,303	11,102	6.85%

Interest Bearing Liabilities:
Interest bearing demand deposits	$193,930	$939	1.94%	$156,500	$399	1.02%
Savings deposits	76,421	382	2.00%	90,530	520	2.30%
Time deposits	288,371	3,344	4.65%	232,429	2,325	4.01%
Short term borrowings	46,960	580	4.95%	38,832	444	4.59%
Long term borrowings	34,787	415	4.73%	26,762	292	4.38%

Total interest bearing liabilities	640,469	5,660	3.54%	545,053	3,980	2.93%

Net interest income / net interest spread		$7,612	3.49%		$7,122	3.92%

Net interest margin			4.01%			4.38%

Interest income FTE

FTE interest income totaled $13,272,000 for the second quarter of 2007 versus $11,102,000 for the same period last year, a difference of $2,170,000, or 19.5%. The rate on earning assets rose from 6.85% during the second quarter 2006 to 7.04% during the same quarter this year. Key interest rates were rising during the first half of 2006, but have remained stable since. The prime lending rate has remained at 825 basis points from July 2006 to the present. Total earning assets grew $104.8 million, or 16.3%, from $644.3 million for the second quarter of 2006 to $749.1 million during the second quarter 2007. The acquisition of First National effective May 1, 2006 and continued commercial loan demand have fueled this growth.

Interest expense

Interest expense increased $1,680,000 or 42.2%, to $5,660,000. Interest bearing liabilities increased to $640.5 million from $545.1 million, or 17.5%. Savings account balances have declined $14 million from the second quarter 2006 as interest bearing demand deposits have increased in volume by $37 million. Time deposit accounts continue to be attractive to customers in this rate environment and have increased by $55.9 million over the second quarter of 2006.

As a result of the inverted yield curve and the popularity of higher cost deposit products, the cost of funds has increased more rapidly than the yield on earning assets. Thus, net interest spreads have decreased from 3.92% to 3.49% and the net interest margin has decreased from 4.38% during second quarter 2006 to 4.01% during second quarter 2007. The increase in net interest income is due primarily to volume factors as growth has continued, particularly in the commercial loan portfolio.

Noninterest Income

Total non-interest income, excluding securities gains, increased $429,000, or 14.6%, from $2,944,000 to $3,373,000. Net securities gains in the second quarter 2006 were $10,000 compared to the $16,000 of net gains taken in the second quarter of 2007. Service charges on deposits increased 21.6% or $247,000. An increase of $213,000 was realized in overdraft protection fees. Revenue from debit card utilization grew $39,000.

Other service charges decreased by $112,000, or 16.8%. The sale of Orrstown’s interest in CBIA, a property and casualty insurance business, was completed in May of 2007. Due to the sale, no insurance income from CBIA was recorded for 2007. This, in turn, largely contributed to insurance revenue decreasing by $96,000 versus the second quarter last year. Although insurance revenue was down, the sale on the investment provided a nonrecurring pretax gain of $219,000. Secondary mortgage servicing fees decreased by $21,000 this quarter. ATM fees grew by $20,000 over last year due in part to the addition of five ATMs that were part of the First National acquisition last year. Asset management fees contributed an additional $22,000 and brokerage fees increased $43,000, or 12.6%, over the second quarter last year.

Noninterest Expense

Other expenses rose from $5,350,000 during the second quarter 2006 to $6,125,000 during the second quarter of 2007, an increase of $775,000, or 14.5%. Nonrecurring pretax expenses related to the combination of the two bank charters amounted to $78,000 this quarter and are included in the above total for 2007. The $78,000 of nonrecurring expense was made up of severance payments, printing expenses, postage, legal fees and other costs.

The increase in salaries and benefits of 9.1%, or $300,000 was a major contributor to non-interest expense. The addition of First National’s employee base, annual salary increases for previously employed staff, new hires to support the growth in operation areas and new branch offices, plus rising heath care costs all contributed to the increase.

Occupancy and equipment expense rose only 8.5%, or $70,000, over the prior year. Overall this increase was minimal as compared to past quarters. Maintenance on buildings and equipment contributed about $55,000 of the growth in expense.

Data processing costs dropped by $54,000 over last year due to the conversion of First National’s core processing system in June 2006. Other operating expense increased by 45.7%, or $395,000. Legal expenses were up in the second quarter of 2007 with new proxy rules and disclosures a factor. Pennsylvania shares tax expense rose $34,000, while printing and supplies increased by $31,000.

The Corporation’s overhead efficiency ratio increased to 55.13% for the current quarter versus the second quarter 2006 ratio of 52.45%. The acquisition of First National in 2006 served to increase the efficiency ratio versus prior results. Cost reduction measures and the consolidation of the banks should gradually improved the ratio.

Six months ended June 30, 2007 compared to Six months ended June 30, 2006

Net Interest Income

Net interest income for the first six months of 2007 was $14,520,000 representing a growth of $1,781,000, or 14.0% over the $12,739,000 realized during the same period last year. On a fully taxable equivalent basis (FTE), net interest income for the first six months of 2007 and 2006 was $15,014,000 and $13,201,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

(Dollars in thousands)	Six Months Ended
	June 2007			June 2006
	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$15,098	$401	5.36%	$19,619	$462	4.75%
Investment securities	88,581	2,316	5.26%	79,578	1,993	5.04%
Total loans	636,870	23,356	7.32%	501,551	17,932	7.13%

Total interest-earning assets	740,549	26,073	7.03%	600,748	20,387	6.77%

Interest Bearing Liabilities:
Interest bearing demand deposits	$186,970	$1,693	1.83%	$148,220	$726	0.99%
Savings deposits	78,734	806	2.06%	86,469	1,017	2.37%
Time deposits	290,530	6,669	4.63%	203,509	3,955	3.92%
Short term borrowings	43,890	1,080	4.89%	35,837	772	4.28%
Long term borrowings	33,946	811	4.75%	33,298	716	4.28%

Total interest bearing liabilities	634,070	11,059	3.52%	507,333	7,186	2.86%

Net interest income / net interest spread		$15,014	3.51%		$13,201	3.92%

Net interest margin			4.02%			4.36%

Interest income FTE

Interest income totaled $26,073,000 for the first six months of 2007 versus $20,387,000 for the same period last year, a growth of 27.9%. The Corporation’s earning asset yield increased 26 basis points from the prior year’s 6.77% to 7.03% for the first six months of 2007. The 23.3% growth in the volume of total earning assets was the leading factor in the growth of interest income. About 13.6% of the growth in volume of interest earning assets in 2007 was due to the acquisition of First National. The total loan portfolio increased by $135.3 million, or 27.0%, over the same period last year, about 15.8% of this is organic growth. The majority of the growth continues to be in the commercial loan portfolio which increased from $333.6 million to $421.9 or 26.4%. The volume growth in earning assets and the increase in the tax equivalent rate have increased total interest income by $5,686,000 or 27.9% versus the first six months of 2006.

Interest expense

Total interest expense increased $3,873,000 from $7,186,000 to $11,059,000 or 53.9% over the first six months of 2006. Interest bearing demand deposits have increased over the first six months of 2006 by $38.8 million. Non-interest demand deposits have increased by $10.0 million in the same period. Growth in money market deposit accounts of $40.8 million offset the decrease in the prime savings product of $16.2 million. Time deposits balances have increased by $87.0 million, or 42.8%, due in large part to increases in time deposit rates. Approximately 20.1% of the growth in time deposits was due to the acquisition of First National. Short term borrowings have increased in volume due to the popularity of our repurchase agreements product.

While earning asset yields have increased by 26 basis points, the rate on interest bearing liabilities has increased by 66 basis points. The acquisition of First National and disintermediation caused, in part, by the inverted yield curve has served to compress our net interest spread and net interest margin. The interest spread decreased from 3.92% to 3.51% and the interest margin, which factors in noninterest bearing funds, decreased from 4.36% during the first six months of 2006 to 4.02% during the first six months of 2007.

Noninterest Income

Other income, excluding securities gains, increased $1,015,000, or 19.4%, from $5,229,000 to $6,244,000. Securities gains (losses) increased from $12,000 of net gains in 2006 to $70,000 in 2007. $45,000 of net gains were taken in the first quarter of 2007 from the sale of equity securities which were replaced, in part, by other equity securities with greater potential. Service charges on deposits increased 26.4% or $548,000. Overdraft protection revenue increased $411,000, while debit card fees added $71,000 and merchant account service charges added $53,000.

Other service charges increased by $22,000. ATM fees increased by $80,000 and loan fees generated an additional $50,000 versus the prior year. Income related to insurance affiliates decreased by $102,000 due in part to the sale of the investment in CBIA as discussed above. The sale of this investment contributed $219,000 of nonrecurring gains.

The asset management area continued to grow during 2007, with trust increasing revenue by $84,000 while brokerage income increased $86,000, or 13.2%, over the first six months of 2006. Trust assets under management reached $413 million at June 30, 2007.

Noninterest Expense

Other expenses rose from $9,898,000 during the first six months of 2006 to $12,094,000 during the same period of 2007, an increase of $2,196,000, or 22.2%. Salaries increased by $1,057,000 due in part to the addition of the First National employment base. Overall growth throughout the Corporation also contributed to the increase. Benefit expense grew overall by $231,000. Employee insurance plan expense increased by $153,000, and employment tax expense increased by $127,000, both due in part to the addition of First National personnel. Profit sharing expense grew by $91,000.

Occupancy and equipment expense rose $225,000, or 14.3%. The addition of First National’s branches were a significant factor here. Depreciation expense contributed $94,000 of the increase along with an increase of $97,000 in maintenance and repairs. Data processing expense decreased $14,000 versus 2006 due to combination of the core processing systems of the two Banks.

Other operating expenses increased by $632,000, or 37.3%. Legal expense increased $83,000, Pennsylvania shares tax expense grew by $78,000, telephone expense rose by $75,000 and printing and supplies expense increased $65,000 over last year. Amortization expense increased $56,000 given the amortization of intangibles from the First National acquisition. ATM expense grew $43,000 and postage expense added an additional $38,000 to noninterest expense. Nonrecurring expense of $78,000 arose with the combination of the two bank subsidiaries in to one bank charter in June 2007, and included payments for severance, printing expenses, postage, legal fees and other costs. The combination should serve to help control expenses moving forward.

The overhead efficiency ratio increased to 56.27% for the first six months of 2007 compared to the 52.89% last year. Growth in interest and noninterest expense has outpaced increases in interest and noninterest income creating an increase in the efficiency ratio. Despite the increased ratio, Orrstown has held its efficiency ratio below 60% consistently, which is quite admirable for a banking company with less than $1 billion of assets.

INCOME TAX EXPENSE

Income tax expense increased $27,000, or 2.1%, during the second quarter of 2007 versus the second quarter of 2006. For the first six months of 2007 the income tax expense rose $141,000 or 6.0% over the same period 2006. The marginal federal income tax bracket is 35% for 2007 and 2006.

Effective income tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 2007	June 2006	June 2007	June 2006
Effective income tax rate	29.0%	29.0%	29.2%	29.5%

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. The unallocated portion of the reserve ensures that any additional unforeseen losses that are not otherwise identifiable will be able to be absorbed. It is intended to provide for imprecise estimates in assessing projected losses, uncertainties in economic conditions and allocating pool reserves. Management deems the total of the allocated and unallocated portions of the allowance for loan losses to be adequate to absorb any losses at this time.

The provision for loan losses amounted to $90,000 and $36,000 for the second quarter of 2007 and 2006, respectively. These provisions compared to net charge-offs of $67,000 during the second quarter 2007 and $28,000 during the same period last year. The reserve to loan ratio for the Corporation was 0.86% at June 30, 2007 compared to 0.90% on June 30, 2006.

For the first six months of 2007 the provision for loan losses was $150,000 compared to $72,000 taken in the first half of 2006. The year to date net charge-offs for 2007 were $77,000 compared to $43,000 of net charge-offs for the same period 2006. On May 1, 2006, an addition of $720,000 was established for the provision of the loans acquired with First National Bank of Newport.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

(Dollars in Thousands)	Three Months Ended		Six Months Ended
	June 2007	June 2006	June 2007	June 2006
Balance at beginning of period	$5,570	$4,449	$5,520	$4,428
Provision for loan losses	90	36	150	72
Recoveries	7	7	17	13
Loan charge-offs	(74)	(35)	(94)	(56)
Additions established for acquired credit risk	0	720	0	720

Balance at end of period	$5,593	$5,177	$5,593	$5,177

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at June 30, are as follows:

(Dollars in Thousands)	2007	2006
Loans on nonaccrual (cash) basis	$46	$302
Loans whose terms have been renegotiated	0	0
OREO	387	950

Total nonperforming loans and OREO	433	1,252

Loans past due 90 or more days and still accruing	2,573	674

Total nonperforming and other risk assets	$3,006	$1,926

Ratio of total risk assets to total loans and OREO	0.46%	0.33%
Ratio of total risk assets to total assets	0.36%	0.25%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at June 30, 2007 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	8.70%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	11.06%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.97%	8%	10%

All growth experienced during 2007 has been supported by capital growth in the form of retained earnings. Equity represented 11.09% of assets at June 30, 2007 and 11.05% at December 31, 2006.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Funds provided from financing activities were the primary source of liquidity for the first six months of 2007, additional liquidity was also provided by operating activities.

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly negative as of June 30, 2007. The cumulative gap was a negative $37,673,000 and the RSA/ RSL cumulative ratio was 0.89% which has increased from the 0.88% at December 31, 2006. The cumulative RSA/RSL at June 30, 2007 is 0.89% at three months and 0.80% at six months, however, so the Corporation enjoys a closely balanced position that does not place it at undue risk under any interest rate scenarios. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on such evaluation, such officers have concluded that, as of June 30, 2007, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the second quarter of 2007.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended June 30, 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
4/1/07 through 4/30/07	8,000	$34.00		122,251
5/1/07 through 5/31/07	0	0		122,251
6/1/07 through 6/30/07	4,000	33.00	N/A	118,251

Total	12,000	$33.67

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of June 30, 2007, 31,749 shares have been purchased under the program. Orrstown did not sell any unregistered securities.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of Orrstown Financial Services, Inc. was held on May 10, 2007. The only matter submitted to a vote of shareholders was the election of four directors to Class B for three year terms expiring in 2010. There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast FOR, as well as the number of votes WITHHELD for each of the nominees was as follows:

Nominee:	Votes FOR	Votes WITHHELD
Gregory A. Rosenberry	4,305,915	80,390
Glenn W. Snoke	4,306,414	79,891
Denver L. Tuckey	4,300,312	85,993
Peter C. Zimmerman	4,292,788	93,517

The following Directors continued their term of office after the meeting:

Anthony F. Ceddia, Jeffrey W. Coy, Andrea Pugh, Kenneth R. Shoemaker, John S. Ward and Joel R. Zullinger.

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
(Kenneth R. Shoemaker, President & CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Senior Vice President & CFO)
(Chief Financial Officer)

/s/ Robert B. Russell
(Robert B. Russell, Controller)
(Chief Accounting Officer)

Date: August 6, 2007

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