Form 10-Q
period 2007-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2007-11-07
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 30, 2007, 6,421,302 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited) *
(Dollars in Thousands)	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$14,769	$20,730
Federal funds sold	6,530	18,404

Cash and cash equivalents	21,299	39,134

Interest bearing deposits with banks	393	895
Member stock, at cost which approximates market value	4,706	3,850
Securities available for sale	98,034	87,543

Loans	684,430	618,827
Allowance for loan losses	(5,643)	(5,520)

Net Loans	678,787	613,307

Premises and equipment, net	22,217	19,852
Goodwill and intangible assets	21,430	21,567
Cash surrender value of life insurance	15,873	15,573
Accrued interest receivable	3,536	3,279
Other assets	5,838	4,031

Total assets	$872,113	$809,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$87,152	$85,420
Interest bearing	571,719	553,299

Total deposits	658,871	638,719

Short term borrowings	59,804	41,703
Long term debt	52,250	32,440
Accrued interest payable	1,045	1,111
Other liabilities	5,877	5,670

Total liabilities	777,847	719,643

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 6,452,676 and 6,145,049 shares issued	336	320
Additional paid - in capital	82,515	72,023
Retained earnings	12,169	16,934
Accumulated other comprehensive income	333	507
Treasury stock, 31,374 and 10,717 shares, at cost	(1,087)	(396)

Total shareholders’ equity	94,266	89,388

Total liabilities and shareholders’ equity	$872,113	$809,031

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	September 2007	September 2006
INTEREST INCOME
Interest and fees on loans	$12,481	$10,902
Interest and dividends on investment securities	1,020	1,031
Interest on short term investments	155	341

Total interest income	13,656	12,274

INTEREST EXPENSE
Interest on deposits	4,924	4,083
Interest on short-term borrowings	642	558
Interest on long-term debt	405	274

Total interest expense	5,971	4,915

Net interest income	7,685	7,359
Provision for loan losses	90	36

Net interest income after provision for loan losses	7,595	7,323

OTHER INCOME
Service charges on deposits	1,577	1,335
Other service charges	565	418
Trust department income	688	573
Brokerage income	452	323
Other income	253	140
Securities gains / (losses)	(12)	27

Total other income	3,523	2,816

OTHER EXPENSES
Salaries and employee benefits	3,751	3,508
Occupancy and equipment	906	868
Data processing	239	239
Advertising	92	102
Other operating expense	1,232	1,148

Total other expense	6,220	5,865

Income before income taxes	4,898	4,274
Income tax expense	1,471	1,270

Net income	$3,427	$3,004

PER SHARE DATA
Basic earnings per share	$0.53	$0.46
Diluted earnings per share	$0.51	$0.44
Dividends per share	$0.21	$0.19

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
(Dollars in Thousands)	September 2007	September 2006
INTEREST INCOME
Interest and fees on loans	$35,679	$28,675
Interest and dividends on investment securities	3,000	2,721
Interest on short term investments	556	803

Total interest income	39,235	32,199

INTEREST EXPENSE
Interest on deposits	14,092	9,781
Interest on short-term borrowings	1,722	1,330
Interest on long-term debt	1,216	990

Total interest expense	17,030	12,101

Net interest income	22,205	20,098
Provision for loan losses	240	108

Net interest income after provision for loan losses	21,965	19,990

OTHER INCOME
Service charges on deposits	4,198	3,408
Other service charges	1,605	1,436
Trust department income	1,946	1,747
Brokerage income	1,191	976
Other income	620	451
Non-recurring revenue	219	0
Securities gains / (losses)	58	39

Total other income	9,837	8,057

OTHER EXPENSES
Salaries and employee benefits	11,043	9,512
Occupancy and equipment	2,701	2,438
Data processing	657	671
Advertising	278	301
Non-recurring expense	78	0
Other operating expense	3,557	2,841

Total other expense	18,314	15,763

Income before income taxes	13,488	12,284
Income tax expense	3,978	3,636

Net income	$9,510	$8,648

PER SHARE DATA
Basic earnings per share	$1.48	$1.41
Diluted earnings per share	$1.41	$1.35
Dividends per share	$0.61	$0.552

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	September 2007	September 2006
COMPREHENSIVE INCOME
Net Income	$3,427	$3,004

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	314	695

Comprehensive Income	$3,741	$3,699

	Nine Months Ended
(Dollars in Thousands)	September 2007	September 2006
COMPREHENSIVE INCOME
Net Income	$9,510	$8,648

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	(174)	163

Comprehensive Income	$9,336	$8,811

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in Thousands)	September 2007	September 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,510	$8,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,377	1,260
Provision for loan losses	240	108
Other, net	(784)	172

Net cash provided by operating activities	10,343	10,188

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits with banks	502	3,300
Purchases of available for sale securities	(27,085)	(4,963)
Sales and maturities of available for sale securities	16,276	10,595
Purchase of intangible assets	51	0
Net (increase) in loans	(65,720)	(71,744)
Purchases of bank premises and equipment	(4,516)	(2,203)
Purchase price of shares exchanged for cash	0	(8,882)
Cash acquired in acquisition	0	13,031
Other, net	(1,131)	657

Net cash (used) by investing activities	(81,623)	(60,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,152	56,817
Dividends paid	(3,922)	(3,435)
Proceeds from issuance of common stock	17	135
Purchase of treasury stock	(764)	(543)
Net proceeds from issuance of treasury stock	74	0
Net change in short-term borrowings	18,101	6,582
Proceeds from long-term borrowings	28,000	0
Repayment of long-term borrowings	(8,190)	(17,668)
Other, net	(23)	224

Net cash provided by financing activities	53,445	42,112

Net (decrease) in cash and cash equivalents	(17,835)	(7,909)
Cash and cash equivalents at beginning of period	39,134	35,331

Cash and cash equivalents at end of period	$21,299	$27,422

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,096	$11,789
Income Taxes	4,050	3,775

Supplemental schedule of noncash investing and financing activities:
Unrealized gain (loss) on investments available for sale (net of deferred taxes of $(98) and $ 84 at September 30, 2007 and 2006, respectively)	(174)	163

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Corporation or Orrstown) and its subsidiary are presented at and for the three and nine months ended September 30, 2007 and 2006 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2006 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. As of the close of business on June 15, 2007, Orrstown Bank and The First National Bank of Newport (First National) collapsed the two banks charters into one bank with Orrstown Bank as the surviving bank. All significant intercompany transactions and accounts have been eliminated.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Corporation has classified all investment securities as “available for sale”. At December 31, 2006, fair value exceeded amortized cost by $390,000 and at September 30, 2007 fair value exceeded amortized cost by $509,000. In shareholders’ equity, the balance of accumulated other comprehensive income decreased to $333,000 from $507,000 at December 31, 2006.

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

Earnings per share for the three and nine months ended September 30, have been computed as follows:

	Three Months Ended		Nine Months Ended
(In Thousands, except per share data)	September 2007	September 2006	September 2007	September 2006
Net Income	$3,427	$3,004	$9,510	$8,648

Weighted average shares outstanding (basic)	6,424	6,441	6,431	6,122
Impact of common stock equivalents	322	289	300	269

Weighted average shares outstanding (diluted)	6,746	6,730	6,731	6,391

Per share information:
Basic earnings per share	$0.53	$0.46	$1.48	$1.41
Diluted earnings per share	$0.51	$0.44	$1.41	$1.35

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 has not had a material impact on the Corporation’s financial statements.

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

Note 2: Other Commitments

In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The bank holds collateral supporting those commitments when deemed necessary by management. As of September 30, 2007, $26,735,000 of performance standby letters of credit have been issued. The Corporation does not anticipate any losses as a result of these transactions.

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

Note 4: Subsequent Event

On October 29, 2007, Orrstown Financial Services, Inc. announced the purchase of a facility to utilize as its Operations Center. The Bank has concluded its purchase of the Norland Business Park located at 2605 - 2695 Philadelphia Avenue, Chambersburg, Pennsylvania. The facility previously housed a multi unit shopping center. The Bank plans to utilize a large portion of the facility as its Operations Center with some space available for lease. The initial outlay required was $3.2 million. Renovations to the existing building will be needed and are expected to be completed by March of 2008.

PART I—FINANCIAL INFORMATION

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

The following is a discussion of our consolidated financial condition at September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and three and nine months ended September 30, 2006. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,427,000 for the third quarter of 2007 compared to $3,004,000 for the same period in 2006, representing an increase of $423,000 or 14.1%. Basic earnings per share (EPS) increased $0.07 to $0.53 in the recent quarter from the $0.46 earned during the third quarter of 2006. Diluted earnings per share for the third quarter were $0.51 versus $0.44 last year.

Net income for the first nine months of 2007 was $9,510,000 compared to $8,648,000 for the same period in 2006, representing an increase of $862,000 or 10.0%. Basic earnings per share for the first nine months of 2007 increased $0.07 to $1.48 from $1.41 for the same period last year. Diluted earnings per share for the first nine months were $1.41 versus $1.35 last year. All per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on June 15, 2007.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of First National and the acquisition of other investment companies and purchased deposits.

The following statistics compare the third quarter and year-to-date performance of 2007 to that of 2006:

	Three Months Ended		Nine Months Ended
	September 2007	September 2006	September 2007	September 2006
Return on average assets	1.61%	1.52%	1.54%	1.66%
Return on average tangible assets	1.67%	1.58%	1.60%	1.71%
Return on average equity	14.70%	13.92%	13.95%	15.77%
Return on average tangible equity	19.36%	18.89%	18.49%	19.33%
Average equity / Average assets	10.94%	10.92%	11.04%	10.52%

RESULTS OF OPERATIONS

Quarter ended September 30, 2007 compared to Quarter ended September 30, 2006

Net interest income for the third quarter of 2007 was $7,685,000 representing a growth of $326,000, or 4.4% over the $7,359,000 realized during the third quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the third quarter of 2007 and 2006 was $7,938,000 and $7,640,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Three Months Ended
	September 2007			September 2006
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$11,853	$155	5.19%	$25,285	$341	5.35%
Investment securities	87,631	1,188	5.45%	94,512	1,209	5.15%
Total loans	669,026	12,566	7.39%	590,653	11,005	7.34%

Total interest-earning assets	768,510	13,909	7.13%	710,450	12,555	6.97%

Interest Bearing Liabilities:
Interest bearing demand deposits	$214,179	$1,215	2.25%	$166,954	$521	1.24%
Savings deposits	71,394	353	1.96%	91,972	523	2.26%
Time deposits	286,354	3,356	4.65%	277,985	3,039	4.34%
Short term borrowings	52,787	642	4.83%	45,092	558	4.91%
Long term borrowings	32,047	405	4.95%	21,762	274	4.94%

Total interest bearing liabilities	656,761	5,971	3.61%	603,765	4,915	3.23%

Net interest income / net interest spread		$7,938	3.52%		$7,640	3.74%

Net interest margin			4.05%			4.23%

Interest Income FTE

FTE interest income totaled $13,909,000 for the third quarter of 2007 versus $12,555,000 for the same period last year, a difference of $1,354,000, or 10.8%. The earning asset yield rose from 6.97% during the third quarter 2006 to 7.13% for the third quarter 2007. Continued strong loan demand, particularly commercial loans, fueled the increase in yield. Commercial loans outstanding grew by $63.2 million while consumer loans increased by $11.5 million.

Interest Expense

Interest expense increased $1,056,000 or 21.5%, to $5,971,000. Interest bearing liabilities increased to $656.8 million from $603.8 million, or 8.8%. The rate paid on interest bearing liabilities rose from 3.23% during third quarter 2006 to 3.61% for third quarter 2007. This increase in cost of funds occurred despite the 50 basis point drop in key rates during September 2007. The impact of the rate drop should be noticed more in the fourth quarter 2007. Savings account balances have declined $20.6 million from the third quarter 2006 as interest bearing demand deposits have increased in volume by $47.2 million, primarily in money market accounts. The introduction of a reward checking account product in the second quarter has helped increase checking account deposits by $9.3 million over last year. Time deposit accounts have increased by $8.4 million versus the third quarter of 2006.

Net Interest Income

Net interest income has continued to increase each quarter primarily due to volume factors as growth has remained strong, particularly in the commercial loan area. Although the Company has had steady growth in net interest income, the net interest spread has decreased from 3.74% to 3.52% and the net interest margin has decreased from 4.23% during third quarter 2006 to 4.05% during third quarter 2007. The cost of funds has continued to increase due to disintermediation to higher paying products. The net interest margin has strengthened slightly as we have moved through 2007. The third quarter’s 4.05% margin represented the highest quarterly margin during the year. Our balance sheet was adequately balanced to enable us to offset the effect of September’s 50 basis point rate drop.

Noninterest Income

Total noninterest income, excluding securities gains, increased $746,000, or 26.7%, from $2,789,000 to $3,535,000. Net securities losses in the third quarter 2006 were $12,000 compared to the $27,000 of net gains taken in the third quarter of 2007. Service charges on deposits increased 18.1% or $242,000. Overdraft protection fees rose $138,000 and revenue from debit card utilization grew $96,000 promoted by our reward checking product. Other service charges increased by $147,000, or 35.2%, including secondary market mortgage fees of $77,000 and ATM fees of $14,000. Asset management fees contributed an additional $115,000 and brokerage fees gained by $129,000, or 39.9%. Other income increased by $113,000 due in part to the addition of life insurance income of $60,000.

Noninterest Expense

Other expenses rose from $5,865,000 during the third quarter 2006 to $6,220,000 during the third quarter of 2007, an increase of $355,000, or 6.1%. The increase in salaries and benefits of 6.9%, or $243,000 was the major contributor to noninterest expense. The increase in the cost of employee benefits has continued to rise. Health insurance has increased 19.6% or $56,000 and profit sharing expense has grown by $64,000. Employee stock option grants accounted for $143,000 of third quarter expense.

Occupancy and equipment expense rose only 4.4%, or $38,000. The reduction of costs in leasing and maintenance expense and the fact that no additional branch offices have been opened during 2007 kept costs down in this area. Data processing costs were relatively steady. Other operating expense increased by 7.3%, or $84,000. Deposit charge off expense grew $62,000 and expanded usage of debit cards caused an increase of $58,000 in processing expense. Offsetting some of the increases in expense were many reductions in costs this quarter.

The Corporation’s overhead efficiency ratio improved to 53.65% for the current quarter versus the third quarter 2006 ratio of 55.44%. The improvement in this ratio helps to point out the efficiencies gained with the combination of the two bank charters during the second quarter of 2007.

Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006

Net interest income for the first nine months of 2007 was $22,205,000 representing a growth of $2,107,000, or 10.5% over the $20,098,000 realized during the same period last year. On a fully taxable equivalent basis (FTE), net interest income for the first nine months of 2007 and 2006 was $22,952,000 and $20,841,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Nine Months Ended
	September 2007			September 2006
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$14,005	$556	5.31%	$21,529	$803	4.99%
Investment securities	88,261	3,504	5.33%	84,611	3,202	5.07%
Total loans	647,706	35,922	7.34%	531,577	28,937	7.21%

Total interest-earning assets	749,972	39,982	7.06%	637,717	32,942	6.85%

Interest Bearing Liabilities:
Interest bearing demand deposits	$196,139	$2,908	1.98%	$154,533	$1,247	1.08%
Savings deposits	76,261	1,159	2.03%	88,324	1,541	2.33%
Time deposits	289,123	10,025	4.64%	228,607	6,993	4.09%
Short term borrowings	47,521	1,722	4.78%	38,956	1,330	4.50%
Long term borrowings	33,306	1,216	4.82%	29,410	990	4.44%

Total interest bearing liabilities	642,350	17,030	3.54%	539,830	12,101	3.00%

Net interest income / net interest spread		$22,952	3.52%		$20,841	3.85%

Net interest margin			4.03%			4.32%

Interest Income FTE

Interest income totaled $39,982,000 for the first nine months of 2007 versus $32,942,000 for the same period last year, a growth of 21.4%. The Corporation’s earning asset yield increased 21 basis points from the prior year’s 6.85% to 7.06% for the first nine months of 2007. Earning asset volume grew 17.6% fueled by continued strong loan demand. About 8.4% of the growth in volume of interest earning assets in 2007 was due to the acquisition of First National in May 2006. The total loan portfolio increased by $116.1 million, or 21.8%, over the same period last year, about 14.9% of this is organic growth. The majority of the growth continues to be in the commercial loan portfolio which increased from $351.6 million to $431.4 million or 22.7%.

Interest Expense

Total interest expense increased $4,929,000 from $12,101,000 to $17,030,000 or 40.7% over the first nine months of 2006. Interest bearing demand deposits have increased over the first nine months of 2006 by $41.6 million. Non-interest demand deposits have increased by $6.3 million in the same period. Growth in money market deposit accounts of $44.6 million offset the decrease in savings products of $12.1 million. Time deposits balances have increased by $60.5 million, or 26.5%. Approximately 11.2% of the growth in time deposits was due to the acquisition of First National. Short term borrowings have increased in volume due to the popularity of our repurchase agreement product as a cash management tool.

Net Interest Income

While earning asset yields have increased by 21 basis points, the rate on interest bearing liabilities has increased by 54 basis points. The interest spread decreased from 3.85% to 3.52% and the interest margin, which factors in noninterest bearing funds, decreased from 4.32% during the first nine months of 2006 to 4.03% during the first nine months of 2007. Disintermediation caused, in part, by the inverted yield curve and an increasingly competitive market and market competition has been a factor in our net interest margin decline versus 2006, but spreads have widened slightly as we have advanced through 2007. The third quarter’s 4.05% net interest margin represents our best quarter of 2007.

Noninterest Income

Other income, excluding securities gains, increased $1,761,000, or 22.0%, from $8,018,000 to $9,779,000. Securities gains (losses) increased from $39,000 of net gains in 2006 to $58,000 in 2007. $45,000 of net gains were taken in the first quarter of 2007 from the sale of equity securities which were replaced, in part, by other equity securities with greater potential. Service charges on deposits increased 23.2% or $790,000. Overdraft protection revenue increased $549,000, while debit card fees added $167,000 and merchant account service charges added $73,000 on a year to date basis.

Other service charges increased by $169,000. ATM fees increased by $94,000 and loan fees generated an additional $135,000 versus the prior year. Income related to insurance affiliates decreased by $70,000 due in part to the sale of the investment in CBIA in the second quarter of 2007. The sale of this investment contributed $219,000 of nonrecurring gains.

Revenue from the asset management area maintained its growth trend during 2007, with trust revenue growing by $199,000 and brokerage income increasing by $215,000, or 22.0%, over the first nine months of 2006. Trust assets under management reached $414 million at September 30, 2007.

Noninterest Expense

Other expenses rose from $15,763,000 during the first nine months of 2006 to $18,314,000 during the same period of 2007, an increase of $2,551,000, or 16.2%. Salaries increased by $1,055,000. Benefit expense grew overall by $476,000. Employee insurance expense increased by $215,000, and employment tax expense increased by $125,000, due in part to the First National acquisition. Profit sharing expense grew by $155,000.

Occupancy and equipment expense rose $263,000, or 10.8%. The addition of the four Perry County offices, the Hagerstown office and an additional Mechanicsburg office during 2006 contributed to the increase. Depreciation expense increased $113,000 while maintenance and repair costs grew by $103,000. Data processing expense decreased $14,000 versus 2006 due to the combination of the two banks’ core processing systems.

Other operating expenses increased by $716,000, or 25.2%. Organic growth plus the First National acquisition created the increase in operating expense. Pennsylvania shares tax expense grew by $98,000, telephone expense rose by $104,000, printing and supplies expense increased $93,000 over last year and legal expense increased $84,000. Amortization expense increased $56,000 given the amortization of intangibles from the First National acquisition. Nonrecurring expense of $78,000 arose with the combination of the two bank subsidiaries into one bank charter in June 2007.

The overhead efficiency ratio increased to 55.35% for the first nine months of 2007 compared to the 53.77% last year. The addition of First National and the compressed net interest margin caused the efficiency ratio to rise but it is still quite favorable compared to peers.

The efficiency ratio has been improving each quarter during 2007 from 57.48% in March, to 55.13% in June to 53.65% for the current quarter 2007. This improvement in the efficiency ratio during 2007 is indicative of the economies of scale realized through the combination of the banks in June 2007. Orrstown is pleased to have held its efficiency ratio below 60% consistently, which is admirable for a banking company with less than $1 billion of assets.

INCOME TAX EXPENSE

Income tax expense increased $201,000, or 15.8%, during the third quarter of 2007 versus the third quarter of 2006. For the first nine months of 2007 the income tax expense rose $342,000 or 9.4% over the same period 2006. The marginal federal income tax bracket is 35% for 2007 and 2006.

Effective income tax rates were as follows:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	2007	2006	2007	2006
Effective income tax rate	30.0%	29.7%	29.5%	29.6%

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

The provision for loan losses amounted to $90,000 and $36,000 for the third quarter of 2007 and 2006, respectively. These provisions compared to net charge-offs of $40,000 during the third quarter 2007 and $21,000 during the same period last year. The reserve to loan ratio for the Corporation was 0.82% at September 30, 2007 compared to 0.86% on September 30, 2006.

For the first nine months of 2007 the provision for loan losses was $240,000 compared to $108,000 taken in the first nine months of 2006. The year to date net charge-offs for 2007 were $117,000 compared to $64,000 of net charge-offs for the same period 2006. On May 1, 2006, an addition of $720,000 was established for the provision of the loans acquired with First National Bank of Newport.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	September 2007	September 2006	September 2007	September 2006
Balance at beginning of period	$5,593	$5,177	$5,520	$4,428
Provision for loan losses	90	36	240	108
Recoveries	11	6	28	19
Loan charge-offs	(51)	(27)	(145)	(83)
Additions established for acquired credit risk	0	0	0	720

Balance at end of period	$5,643	$5,192	$5,643	$5,192

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at September 30, are as follows:

(Dollars in Thousands)	2007	2006
Loans on nonaccrual (cash) basis	$46	$161
Loans whose terms have been renegotiated	0	0
OREO	189	774

Total nonperforming loans and OREO	235	935

Loans past due 90 or more days and still accruing	4,804	594

Total nonperforming and other risk assets	$5,039	$1,529

Ratio of total risk assets to total loans and OREO	0.74%	0.25%
Ratio of total risk assets to total assets	0.58%	0.20%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at September 30, 2007 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	8.71%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	10.73%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.59%	8%	10%

All growth experienced during 2007 has been supported by capital growth in the form of retained earnings. Equity represented 10.81% of assets at September 30, 2007 and 11.05% at December 31, 2006.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Funds provided from financing activities were the primary source of liquidity for the first nine months of 2007. Additional liquidity was also provided by operating activities and proceeds from long-term borrowings.

PART I—FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly negative as of September 30, 2007. The cumulative gap was a negative $25,663,000 and the RSA/ RSL cumulative ratio was 0.93% which has increased from the 0.88% at December 31, 2006. The cumulative RSA/RSL at September 30, 2007 is 0.86% at three months and 0.84% at six months. However, the Corporation enjoys a closely balanced position that does not place it at undue risk under any interest rate scenarios. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on such evaluation, such officers have concluded that, as of September 30, 2007, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the third quarter of 2007.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The nature of Orrstown Financial Services, Inc.’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of Orrstown at this time.

Item 1A—Risk Factors

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended September 30, 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
7/1/07 through 7/31/07	500	$30.62	N/A	117,751
8/1/07 through 8/31/07	2,418	30.91	N/A	115,333
9/1/07 through 9/30/07	2,741	31.16	N/A	112,592

Total	5,659	$31.00

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of September 30, 2007, 37,408 shares have been purchased under the program. Orrstown did not sell any unregistered securities.

Item 3—Defaults upon Senior Securities

Not applicable

Item 4—Submission of Matters to a Vote of Security Holders

None

Item 5—Other Information

None

Item 6—Exhibits

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
(Kenneth R. Shoemaker, President & CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Senior Vice President & CFO)
(Chief Financial Officer)

/s/ Robert B. Russell
(Robert B. Russell, Controller)
(Chief Accounting Officer)

Date: November 5, 2007

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Articles of incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, Registration No.333-131176.

3.2	By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 33-18888.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

	i.	Articles of Incorporation of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, Registration No.333-131176.

	ii.	By-laws of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 33-18888.

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Chief Executive Officer) – filed herewith

32.2	Section 1350 Certifications (Chief Financial Officer) – filed herewith