Form 10-K
period 2007-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2008-03-17
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the common equity was last sold on December 31, 2007 was $186,147,060.

Number of shares outstanding of the registrant’s common stock as of December 31, 2007: 6,419,542.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.

FORM 10-K

Part I

Item 1 - Business

Orrstown Financial Services, Inc. (the Corporation) is a financial holding company registered under the Gramm-Leach-Bliley Act. The executive offices of Orrstown Financial Services, Inc. are located at 77 East King Street, Shippensburg, Pennsylvania, 17257. Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank, Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable.

The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q’s—quarterly reports; 10-K—annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Corporation’s filings may be obtained free of charge through the SEC’s internet site at www.sec.gov or by accessing the Corporation’s website at www.orrstown.com. Copies of the Corporation’s filings also are available to be read and copied at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

History and Acquisitions

On March 8, 1988, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown Bank, issuing 131,455 shares of Orrstown Financial Services, Inc.’s common stock to the former Orrstown Bank shareholders. Orrstown Bank was organized as a state-chartered bank in 1987 as part of an agreement and plan of merger between Orrstown Financial Services, Inc. and Orrstown Bank, the predecessor of Orrstown Bank, under which Orrstown Bank became a wholly-owned subsidiary of Orrstown Financial Services, Inc. As indicated, Orrstown Bank is the successor to Orrstown Bank which was originally organized in 1919. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin, Perry and Cumberland Counties in Pennsylvania and in Washington County Maryland. The twenty offices of Orrstown Bank are located in Shippensburg (2), Carlisle (4), Spring Run, Orrstown, Chambersburg (3), Greencastle, Mechanicsburg (2), Camp Hill, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland.

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

On May 1, 2006, Orrstown Financial Services, Inc. acquired 100% ownership of The First National Bank of Newport (First National) a national banking institution with $120 million in assets at the time of the merger. The Corporation issued 699,949 shares of Orrstown Financial Services, Inc.’s common stock to the former First National shareholders. Each share of First National common stock outstanding at the time of the transaction was exchanged for 1.75 shares of Orrstown Financial Services, Inc. common stock and $22.20 in cash. The purchase price for shares exchanged for common stock was $35.49 with 400,000 shares of First National common stock outstanding. Fractional shares were paid out in cash at the time of the transaction. First National was engaged in providing banking and bank related services in Perry County, Pennsylvania with four branches, and was originally organized on May 23, 1893. As of the close of business on June 15, 2007, The First National Bank of Newport and Orrstown Bank collapsed the two bank charters into one bank with Orrstown Bank as the surviving bank.

Business

Orrstown Financial Services, Inc.’s primary activity consists of owning and supervising its subsidiary, Orrstown Bank (the Bank). The day-to-day management of the Bank is conducted by the subsidiary’s officers. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown Bank.

Orrstown Financial Services, Inc. has no employees other than its six officers who are also employees of its subsidiary bank. On December 31, 2007, Orrstown Bank had 221 full-time and 45 part-time employees.

The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Banks grant agribusiness, commercial and residential loans to customers in their market area of Franklin, Perry and Cumberland Counties of Pennsylvania and Washington County, Maryland. The concentrations of credit by type of loan are set forth on the face of the balance sheet filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data”. The Bank maintains a diversified loan portfolio and evaluates each customer’s credit- worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer and collateral standards established in the Bank’s lending policies and procedures.

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

Administration and supervision over the lending process is provided by the Bank’s Credit Administration Committee which is comprised of outside directors. Executive officers and loan department personnel regularly meet with and report to the Credit Administration Committee. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Loan Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals. Orrstown Bank employs a Loan Review Officer, who is independent from the loan function and reports directly to the Credit Administration Committee. The Loan Review Officer continually monitors and evaluates loan customers utilizing risk-rating criteria established in the Loan Review Policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans. The Loan Review Officer reports the results of the loan reviews at least quarterly to the Credit Administration Committee for approval and provides the basis for evaluating the adequacy of the allowance for loan losses.

Through its trust department, Orrstown Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law.

As of December 31, 2007, the Corporation had total assets of approximately $885 million, total shareholders’ equity of approximately $96 million and total deposits of approximately $646 million.

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

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank’s operation is also subject to regulations of the Pennsylvania Department of Banking, the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC).

Several of the more significant regulatory provisions applicable to banks and financial holding companies to which the Corporation and its subsidiary are subject, are discussed below, along with certain regulatory matters concerning the Corporation and its subsidiary. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiary.

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

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

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

Capital Requirements

Information concerning the Corporation and its subsidiary with respect to capital requirements is incorporated by reference from Note 15, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Adequacy and Regulatory Matters” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2007, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

Dividend Restrictions

The Corporation’s funding for cash distributions to its shareholders is derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds is dividends received from its subsidiary Orrstown Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Additional information concerning the Corporation and its banking subsidiary with respect to dividends is incorporated by reference from Note 15, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Adequacy and Regulatory Matters” section of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation’s common stock is registered with the SEC, it is currently subject to this Act. As an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Corporation was subject to section 404 of the Sarbanes-Oxley Act starting in the year ended December 31, 2004.

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

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which became effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with approval of the FDIC, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. In 2007, the FDIC assessment for Orrstown Bank was $113,000.

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

Competition

The Bank’s principal market area consists of Franklin County, Perry County and Cumberland County, Pennsylvania, with a presence in Washington County, Maryland. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Chambersburg, Shippensburg, and Carlisle, Pennsylvania.

The Bank, like other depository institutions, has been subjected to competition from less heavily regulated entities such as credit unions, brokerage firms, money market funds, consumer finance and credit card companies, and other commercial banks, many of which are larger than the Bank. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively. Orrstown Bank is competitive with the financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

Orrstown Bank owns buildings in Orrstown, Shippensburg (2), Carlisle (2), Spring Run, Chambersburg (3), Mechanicsburg (2), Newport (2), Duncannon, and New Bloomfield, Pennsylvania. Offices of Orrstown Bank are located in each of these buildings. It also leases space for offices located in Greencastle, Carlisle (2) and Camp Hill, Pennsylvania and in Hagerstown, Maryland.

Item 3 - Legal Proceedings

Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Corporation’s operations or financial position.

Item 4 - Submission of Matters to Vote of Security Holders

None

Part II

Item 5 - Market for Registrant’s Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Information

Orrstown Financial Services, Inc.’s common stock is not traded on a national securities exchange. Quotations for shares of the Corporation’s common stock are reported through the OTC Bulletin Board service under the symbol ORRF, and are traded over the counter with brokers who make a market in the stock. At December 31, 2007, the number of shareholders of record was approximately 3,261. The price ranges for Orrstown Financial Services, Inc. common stock set forth below represent prices in actual transactions as published by various financial sources.

	2007			2006
	Market Price		Quarterly	Market Price		Quarterly
Dividend (1)	High	Low	Dividend	High	Low	Dividend
First quarter	$36.19	$33.67	$0.20	$34.00	$30.29	$0.17
Second quarter	35.60	31.00	0.20	37.14	30.48	0.19
Third quarter	33.40	28.00	0.21	36.43	34.76	0.19
Fourth quarter	34.00	30.00	0.21	37.14	34.81	0.19

			$0.82			$0.74

(1)	Note: All per share data has been restated after giving retroactive recognition to a 5% stock dividend paid June 15, 2007.

The Corporation expects to continue its policy of paying regular cash dividends declared from time to time by the Board of Directors, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. See Note 15 in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2007 for restrictions on the payment of dividends.

Issuer Purchases of Equity Securities

The table below summarizes the Corporation’s repurchase of common equity securities during the quarter ended December 31, 2007. The maximum number of shares that may yet be purchased under the plan is 107,287 shares at December 31, 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
10/1/07 through 10/31/07	312	$31.84	N/A	112,280
11/1/07 through 11/30/07	1,400	33.26	N/A	110,880
12/1/07 through 12/31/07	3,593	32.43	N/A	107,287

Total	5,305	$32.61

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of December 31, 2007, 42,713 shares have been purchased under the program. Orrstown did not sell any unregistered securities.

PERFORMANCE GRAPH

The following graph shows a five-year comparison of the cumulative total return on the Corporation’s common stock as compared to other indexes: the SNL index of banks with assets between $500 million and $1 billion, the S&P 500 Index, and the NASDAQ Composite index. Shareholder returns on the Corporation’s common stock are based upon trades reported by the National Association of Securities Dealers’ Inc.’s OTC Bulletin Board service. The Corporation is not aware of all prices at which shares traded during such periods. The shareholder returns shown in the graph are not necessarily indicative of future performance. The performance illustrated assumes that $100 was invested in the Corporation’s common stock and each index on December 31, 2002 and that all dividends were reinvested.

Orrstown Financial Services, Inc.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Orrstown Financial Services, Inc.	100.00	151.84	205.77	168.70	182.60	161.31
SNL Bank $500M-$1B Index	100.00	144.19	163.41	170.41	193.81	155.31
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60

Item 6 - Selected Financial Data

Selected Financial Data at or for the Year

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Summary of Operations
Interest income	$53,106	$44,788	$32,415	$25,892	$23,484
Interest expense	22,986	17,371	9,537	6,986	6,757

Net interest income	30,120	27,417	22,878	18,906	16,727
Provision for loan losses	750	390	144	210	491

Net interest income after provision for loan losses	29,370	27,027	22,734	18,696	16,236
Securities gains (losses)	58	41	(60)	88	199
Other operating income	13,248	11,042	9,119	6,881	6,233
Other operating expenses	24,921	21,628	17,397	14,718	13,010

Income before income taxes	17,755	16,482	14,396	10,947	9,658
Applicable income tax	5,197	4,850	4,409	3,177	2,678

Net income	$12,558	$11,632	$9,987	$7,770	$6,980

Per Common Share Data*
Income before taxes	$2.76	$2.66	$2.54	$1.94	$1.73
Applicable income taxes	0.81	0.78	0.78	0.56	0.48

Net income	1.95	1.87	1.76	1.38	1.26

Diluted net income	1.86	1.79	1.69	1.33	1.22
Cash dividend paid	0.820	0.743	0.556	0.454	0.381
Book value at December 31	14.97	13.88	10.03	8.71	7.66
Average shares outstanding - basic	6,428,853	6,201,978	5,677,927	5,630,118	5,572,443
Average shares outstanding - diluted	6,735,174	6,475,721	5,917,933	5,836,730	5,750,058

Stock Price Statistics*
Close	$30.00	$34.81	$32.86	$40.82	$30.39
High	36.19	37.14	45.35	45.35	30.84
Low	28.00	30.29	32.81	29.48	20.30
Price earnings ratio at close	15.4	18.6	18.7	29.6	24.3
Price to book at close	2.0	2.5	3.3	4.7	4.0

Year-End Balance Sheet Data
Total assets	$884,979	$809,031	$601,460	$514,651	$472,393
Total loans	701,964	618,827	460,386	389,268	345,054
Total investment securities	96,355	91,393	71,677	82,801	91,986
Deposits - noninterest bearing	91,365	85,420	68,697	66,784	52,276
Deposits - interest bearing	554,991	553,299	394,125	338,579	306,367

Total deposits	646,356	638,719	462,822	405,363	358,643

Repurchase agreements	55,580	40,953	36,138	19,493	29,440
Liabilities for borrowed money	78,453	33,190	40,306	35,569	37,193
Total shareholders’ equity	96,124	89,388	57,310	49,250	42,835
Trust assets under management - market value	$415,000	$404,000	$368,000	$349,000	$294,000

Performance Statistics
Average equity / average assets	10.98%	10.66%	9.67%	9.34%	9.13%
Return on average equity	13.64%	15.10%	18.69%	16.78%	17.24%
Return on average tangible equity	18.02%	18.98%	19.28%	17.09%	17.39%
Return on average assets	1.50%	1.61%	1.81%	1.57%	1.57%
Return on average tangible assets	1.56%	1.66%	1.81%	1.57%	1.57%

*	Per share amounts have been restated to reflect: a 5% stock dividend paid June 15, 2007; a 5% stock dividend paid June 29, 2005; a 2-for-1 stock split paid February 10, 2004.

The First National Bank of Newport was acquired on May 1, 2006. Results above reflect First National’s operations after May 1, 2006.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of our consolidated financial condition and results of operations for each of the three years ended December 31, 2007, 2006 and 2005. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Annual Report, see “Important Factors Relating to Forward Looking Statements”. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Overview

Orrstown Financial Services, Inc. (the Corporation) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank. On May 1, 2006, the Corporation acquired The First National Bank of Newport, located in Perry County. Results of their operations were included for the last eight months of 2006. During January 2007, both bank boards executed documents allowing combination of the two banks into one company. The consolidation of the companies took place as of the close of business on June 15, 2007. The four branches and the employees of First National became part of Orrstown Bank. This consolidation of the Banks centralized operations, eliminated separate financial reporting, and created additional banking opportunities and products for all of our customers.

While our market area expanded in 2006 with the addition of First National plus two other offices, no additional branch offices were opened in 2007. This pause allowed time for our operations staff to expand so that they are better staffed to support our branches and business development officers. This backroom support, in turn, helped our front line employees to provide the best possible service to each of our customers. On October, 29, 2007, Orrstown Bank purchased a facility to utilize as its Operations Center with some space available for lease to other business entities. The building is located at 2605 – 2695 Philadelphia Avenue, Chambersburg, Pennsylvania, in the North Pointe Business Center. Our operations departments, information technology, human resources and other support staff will be moving into the renovated facility to give them much needed space and to prepare for future growth. The target date for the move is May 2008. Our largest branch project in 2008 will be the opening of a flagship branch of Orrstown Bank, in the Hagerstown, Maryland area. Construction will begin during the first quarter of 2008, and the new office should be completed by the middle of the year. This is an expansion of our Hagerstown operation and supplements our first branch, which was opened in March 2006. The original office has experienced tremendous loan growth and we look forward to the opportunities this market will afford the Bank with the addition of the new branch.

Orrstown Bank’s deposit services include a variety of checking, savings, time and money market deposits along with related debit card and merchant services. Lending services include commercial loans, residential loans, commercial mortgages and various forms of consumer lending. The Orrstown Financial Advisors division has continued to increase the assets under management throughout 2007 with approximately $415 million of assets under management at December 31, 2007. The Orrstown Financial Advisors division offers a diverse line of financial services to our customers, including, but not limited to, brokerage, mutual funds, trusts, estate planning, investments and insurance products.

The Corporation has had another year of strong operating performance and outstanding loan growth. The funding of the loan growth was made more difficult as deposit growth was not as robust as in past years. Deposit growth will be a major focus of the Bank in 2008 to better position Orrstown for sustainable growth. New Deposit Services Officer positions have been created to assist in the push for deposit growth. The purpose of these positions is to generate new business and personal contacts for deposit customers and retain current customer relationships and deposits. Another tool, in the form of the Reward Checking product, was started in May of 2007. This product has had success in bringing in new deposits in the second half of 2007 and should continue to do well throughout 2008 by offering a very competitive interest rate and free ATM usage nation wide, if certain conditions are met. The results of our financial performance have exceeded our peer group averages by a significant margin and continue to rank Orrstown Financial Services among the top performing banking companies in the country. The Corporation is committed to providing both shareholder value and continually improving our customer’s relationships and experience with us.

For the year ended December 31, 2007, the Corporation recorded net income of $12,558,000, an increase of 8.0% over 2006 earnings of $11,632,000, which was a 16.5% increase over net income of $9,987,000 realized in 2005. The acquisition of First National contributed $1,150,000 of net income during the last eight months of 2006 resulting in a higher than normal growth percentage from 2005 to 2006. Basic earnings per share have increased over the last three years from $1.76 in 2005 to $1.87 in 2006 and $1.95 in 2007. The per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on June 29, 2005 and the 5% stock dividend paid to shareholders on June 15, 2007.

The Corporation’s earnings performance continues to be well above peer group averages as measured by various ratio analyses. Two widely recognized performance indicators are the return on average assets (ROA) and the return on average equity (ROE). The return on average assets was 1.50% in 2007, 1.61% in 2006, and 1.81% in 2005. The average publicly traded banking company and the average Mid-Atlantic Region banking company generated an ROA of approximately 0.83% per SNL Financial, a provider of financial information for the banking industry. The return on average equity for the Corporation was 18.69% in 2005, 15.10% in 2006, and 13.64% in 2007. SNL Financial indicates that approximately 8.56% is the median for our industry while Mid-Atlantic banks return less than 8.50% on average. In order to compare past years’ performance ratios more effectively with the addition of goodwill and intangibles from the First National acquisition in 2006 and other goodwill and intangibles, we have included the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) ratios which excludes intangibles from equity and assets and amortization of intangibles and related tax expense from net income. The return on average tangible assets was 1.56% in 2007, 1.66% in 2006, and 1.81% in 2005. The return on average tangible equity was 18.02% in 2007, 18.98% in 2006 and 19.28% in 2005.

Economic Climate

The U.S. Economy grew at an uneven pace during 2007, and especially during the second half of the year. After very strong growth in the 3rd quarter of 4.9%, the economy slowed sharply to a meager pace of 0.6% for the 4th quarter. As the credit and mortgage strain continued to worsen, the Federal Reserve began to take actions to inject much needed liquidity and confidence into the financial system and the markets. Beginning in August of 2007, the federal funds rate was cut by a total of 100 basis points, and the discount rate by a total of 150 basis points. The central bank also auctioned off billions of dollars to cash-strapped financial institutions at below market rates. This was the largest such infusion since the terrorist attacks of 2001. The U.S. Economy for the year grew at a rate of 2.2% which was the slowest rate in the past 5 years. At the same time core inflation rose to an annual rate of 2.7% which is well above the typical comfort level for the Federal Reserve. Oil, food, and other commodity prices continued to rise to unprecedented levels and consumers began to pull back on their spending. The U.S. stock market also experienced a high level of volatility throughout 2007, pulling back after reaching new all-time highs. For the year as a whole, the S&P 500 rose by a total of 5.49%, while bonds rose by 7% in light of changes in interest rates and the yield curve becoming steeper.

The outlook for 2008 remains uncertain, with many economists predicting that we will experience a recession during the year. Some economists feel we have already entered a recessionary period. The yield curve has become much steeper, with the Federal Reserve cutting short term rates and inflation pushing longer rates higher. The financial crisis and the housing correction look as if they will continue for many more months, and could actually worsen before any recovery is seen. The Corporation’s balance sheet contains practically no exposure to sub-prime lending issues.

With the recent rate cuts during January 2008 and the possibility of future rate declines, the Corporation’s net interest margin for 2008 will likely compress to levels below that of 2007. A rising rate environment, with a normal yield curve, would be the optimum positive scenario for Orrstown and many other community banks. The Corporation is positioned adequately to avoid material earnings damage under any interest rate scenario.

Net Interest Income

Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volumes and the mix of earning assets and interest bearing liabilities. Net interest income is still the primary source of commercial bank profits despite a continued focus on noninterest income sources. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis (FTE) and balances represent average daily balance unless otherwise stated.

For the year ended December 31, 2007, non FTE net interest income totaled $30,120,000, an increase of $2,703,000, or 9.9%, over 2006, the 2006 net interest total was $27,417,000, or 19.8%, over 2005 results. First National contributed $3,021,000 of non FTE net interest income during their eight months of inclusion for 2006, boosting the 2006 growth rate. On a FTE basis, net interest income increased by 9.2% in 2007 and 20.9% in 2006. Marginal tax rates used in the taxable equivalent equation were 34% for 2005 and 35% for 2006 and 2007. The Corporation’s net interest spread was 4.16% in 2005, 3.85% in 2006, and 3.58% in 2007. The net interest margin, which factors in noninterest bearing funds sources, has moved from 4.55% to 4.32% to 4.08% in 2005, 2006 and 2007, respectively.

Average earning assets as a percent of average assets has declined, primarily due to the intangible assets that arose with the acquisition, resulting in ratios of 90.9% for 2007, 91.3% for 2006, and 93.8% for 2005. During 2007, the prime lending rate remained steady at 8.25 basis points throughout the first 8 months of the year; in September, prime started to drop and ended at 7.25 basis points at December 31, 2007. In 2006, there were four 25 basis point increases in the prime lending rate during the first half of the year. As shown in the tables below, during 2006, despite market rate increases, volume factors were more significant for interest earning assets due to the acquisition of First National and robust organic growth. 2007 volume factors for interest earning assets were much more significant than rate factors due to loan demand and a flat interest rate environment for three quarters of 2007.

Interest earning assets for 2007, grew 15.6%, or $102,708,000 on an average daily basis, and interest income increased $8,249,000 or 18.0%, during the same period. The loan portfolio grew by $105,553,000 during 2007 with most of the growth channeled into commercial loans. Commercial loan balances were up $76,506,000, or 20.9%, over 2006 levels.

Interest bearing liabilities grew 16.8%, or $93,926,000, during 2007. Much of the funding growth was in demand deposit accounts and time deposit balances which increased by $44,683,000 and $39,414,000, respectively. Saving account deposits decreased $13,947,000, while long term borrowings added $13,764,000. Short term borrowings, in the form of customer repurchase agreements, grew by $10,012,000 during 2007. Customers continue to shop for higher rate deposit products, like our new Reward Checking account product and time deposits. Our deposit mix, which has significant balances in discretionarily priced transaction accounts, enables us some flexibility in pricing.

The movement of deposit dollars to higher yielding categories, the inverted yield curve during most of the year and the competitive environment for loans, served to reduce our margins during 2007 as net interest spread tightened by 27 basis points to 3.58%. Free funds, the difference between total interest earning assets and total interest bearing liabilities, has increased by $8,782,000 during 2007. The Corporation’s margin of 4.08%, produced during 2007, remained comfortably ahead of industry averages of approximately 3.85% overall and 3.52% within the Mid-Atlantic region per SNL Financial. Our balance sheet is currently in a balanced position which will enable management to react to movements of rates in either direction.

ANALYSIS OF NET INTEREST INCOME

Average Balances and Interest Rates, Taxable Equivalent Basis

	2007			2006			2005
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$11,618	$610	5.25%	$18,964	$956	5.04%	$16,030	$539	3.36%

Taxable investment securities	64,323	2,931	4.56	60,432	2,480	4.10	58,631	2,210	3.77
Tax-exempt investment securities	27,005	1,901	7.04	26,395	1,948	7.38	21,809	1,726	7.91

Total investment securities	91,328	4,832	5.29	86,827	4,428	5.10	80,440	3,936	4.89

Taxable loans	646,707	47,720	7.38	538,637	39,380	7.31	417,485	28,339	6.79
Tax-exempt loans	12,437	937	7.53	14,954	1,086	7.26	4,243	285	6.72

Total Loans	659,144	48,657	7.38	553,591	40,466	7.31	421,728	28,624	6.79

Total interest-earning assets	762,090	54,099	7.10	659,382	45,850	6.95	518,198	33,099	6.39
Non-Interest Earning Assets:
Cash and due from banks	14,767			15,206			11,791
Bank premises and equipment	21,895			16,802			13,322
Other assets	45,460			36,141			13,636
Less allowance for loan losses	(5,632)			(4,960)			(4,355)

Total	$838,580			$722,571			$552,592

ANALYSIS OF NET INTEREST INCOME (CONTINUED)

Average Balances and Interest Rates, Taxable Equivalent Basis

	2007			2006			2005
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Liabilities and Shareholders’ Equity
Interest Bearing Liabilities:
Interest bearing demand deposits	$203,718	$4,202	2.06	$159,035	$1,887	1.19	$162,888	$1,649	1.01
Savings deposits	73,718	1,440	1.95	87,665	2,015	2.30	63,174	1,180	1.87
Time deposits	283,343	13,007	4.59	243,929	10,287	4.22	140,245	4,462	3.18
Short term borrowings	50,305	2,295	4.56	40,293	1,877	4.66	26,356	796	3.02
Long term borrowings	42,415	2,042	4.81	28,651	1,305	4.55	34,553	1,450	4.20

Total interest bearing liabilities	653,499	22,986	3.52	559,573	17,371	3.10	427,216	9,537	2.23
Non-Interest Bearing Liabilities:
Demand deposits	85,383			79,733			66,829
Other	7,635			6,237			5,124

Total Liabilities	746,517			645,543			499,169
Shareholders’ Equity	92,063			77,028			53,423

Total	$838,580		3.02	$722,571		2.63	$552,592		1.84

Net interest income / net interest spread		$31,113	3.58%		$28,479	3.85%		$23,562	4.16%

Net interest margin			4.08%			4.32%			4.55%

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

	2007 Versus 2006 Increase (Decrease) Due to Change in			2006 Versus 2005 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income
Loans (net of unearned discounts)	$7,718	$473	$8,191	$8,943	$2,899	$11,842
Taxable investment securities	160	291	451	68	202	270
Tax-exempt investment securities	45	(92)	(47)	363	(141)	222
Other short-term investments	(370)	24	(346)	99	318	417

Total interest income	7,553	696	8,249	9,473	3,278	12,751

Interest Expense
Interest bearing demand deposits	530	1,785	2,315	(39)	277	238
Savings deposits	(321)	(254)	(575)	457	378	835
Time deposits	1,662	1,058	2,720	3,299	2,526	5,825
Short-term borrowings	466	(48)	418	421	660	1,081
Long-term borrowings	627	110	737	(248)	103	(145)

Total interest expense	2,964	2,651	5,615	3,890	3,944	7,834

Net Interest Income			$2,634			$4,917

TAX-EQUIVALENT NET INTEREST INCOME

	December 31,
(Dollars in thousands)	2007	2006	2005
GAAP Financial Measurements:
Interest income-securities and other investment income	$4,777	$4,702	$3,888
Interest income-loans	48,329	40,086	28,527
Interest expense - deposits	18,649	14,189	7,291
Interest expense - borrowings	4,337	3,182	2,246

Net interest income	30,120	27,417	22,878

Non-GAAP Financial Measurements:
Add: tax benefit on tax-exempt investment securities	$665	$682	$587
Add: tax benefit on tax-exempt loans	328	380	97

Total tax benefit on tax-exempt interest income	993	1,062	684

Tax-equivalent net interest income	$31,113	$28,479	$23,562

Noninterest Income

Other noninterest income, excluding securities gains, increased $2,206,000, or 20.0%, in 2007. The majority of the increase was due to service charges on deposit accounts which increased $1,211,000.

Included in service charges on deposits was an increase in fees of $852,000 in the popular overdraft protection program. The convenience of debit card usage continues to grow with consumers and that usage has contributed to a $267,000 increase in debit card fees. This trend should continue to increase as businesses and society move toward the electronic method of purchasing consumer goods and rely less on cash and checks. This is also shown in the increase of our merchant accounts which grew revenue by $90,000.

Loan service charges and fees increased 17.8%, or $242,000, over 2006. Loan income, not including secondary market income, grew $106,000 due to the loan demand mainly concentrated in the commercial loan area. A pickup of new loans running through the secondary mortgage market program contributed fees of $136,000, or a 16.2% increase over last year. The outstanding balances of assets serviced for others at December 31, 2007, stood at $92,876,000 and $71,242,000 at December 31, 2006, a 30.4% increase in serviced mortgage loans.

ATM fees rose by $76,000, a normalization from the large increase shown in 2006 over 2005. Last year’s increase was caused largely by the addition of five ATM machines through the First National acquisition. In May 2007, Orrstown Bank sold its interest in CBIA, a property and casualty insurance business. Due to the sale, no insurance income from CBIA was recorded for 2007, resulting in a decrease of revenue of $75,000 over 2006; this amount is included in other service charges, commissions and fees in the table below. Although insurance revenue was down, the sale on the investment provided a nonrecurring pretax gain of $219,000. Orrstown Financial Advisors contributed to other income as trust department income increased by $257,000 and brokerage income increased by $176,000 over 2006. The Corporation had net securities gains in 2007 of $58,000 and net securities gains in 2006 of $41,000. The table that follows provides additional information regarding noninterest income changes over the past three years:

ANALYSES OF NONINTEREST INCOME

	Year Ended December 31,			% Change
(Dollars in thousands)	2007	2006	2005	2007-2006	2006-2005
Other Income
Service charges on deposit accounts	$5,882	$4,671	$3,815	25.9%	22.4%
Loan service charges and fees	1,605	1,363	1,436	17.8%	-5.1%
ATM fees	481	405	232	18.8%	74.6%
Other service charges, commissions and fees	78	153	92	-49.0%	66.3%
Trust department income	2,582	2,325	2,174	11.1%	6.9%
Brokerage income	1,558	1,382	990	12.7%	39.6%
Cash surrender value income	682	581	286	17.4%	103.1%
Non-recurring revenue	219	0	0	0.0%	0.0%
Other operating income	161	162	94	-0.6%	72.3%

Subtotal before securities transactions	13,248	11,042	9,119	20.0%	21.1%
Securities gains (losses)	58	41	(60)	41.5%	-168.3%

Total other income	$13,306	$11,083	$9,059	20.1%	22.3%

Noninterest Expenses

Total operating expenses increased by $3,293,000 to $24,921,000, or a 15.2% increase over 2006; this is down from the 24.3% increase between 2006 and 2005. The acquisition of First National in 2006 added $2,296,000 to operating expenses for that year, creating the large dollar and percentage increases versus 2005.

Salary expense, including incentive compensation, grew by $1,146,000, or 12.6% and employee benefits increased 15.0% or $583,000 over 2006. These percentage increases, although lower than the previous year’s increase, were still higher than normal due to having the employee expense from First National, four more months in 2007 than in 2006. Included in employee benefits was a $275,000 increase in profit sharing expense, a $224,000 increase in health care costs, and a $126,000 increase in employment taxes. Salary continuation expense and employee stock option expense were both down compared to the prior year.

Occupancy and equipment costs rose only 8.2%, or $276,000, versus 2006. Increases in depreciation expense amounted to $117,000. Some of this was due to a lack of a full year’s expense in 2006 for the four offices in Perry County, the Hagerstown, Maryland office opened in March 2006, and the Mechanicsburg office purchased in October 2006. The Bank also completed major renovations on two of its branches during 2007. In August 2007, renovations to the original Orrstown office, located in Orrstown, Pennsylvania, were complete. The Orrstown branch office transferred an adjacent room into a museum room, dedicated to the preservation of a fully restored carriage that was manufactured by the S.B. Wise Factory. The falling top carriage is depicted in the Company’s logo. The lobby and teller area were given a spacious new layout, a new customer service office was added, the old office was converted into a much needed conference room, a new drive-up teller lane was added, along with a walk up ATM machine, and an overall face lift to the outside of the building. In the Carlisle area, the Bank also purchased and expanded into one of the adjacent units in the Stonehedge complex. The expansion at the Stonehedge office is now housing additional space for the Financial Advisors unit, including offices, a conference room, and a file room. The expansion also included converted space for the growing Commercial Business unit, and added a large meeting room able to host Advisory council meetings as well as other community meetings and events in the building, and a refreshed lobby and teller area. Occupancy expense will continue to see an increase throughout 2008 as the Bank occupies a new operations facility in Chambersburg, Pennsylvania and builds a new office in Hagerstown, Maryland. Maintenance agreements and equipment repairs are becoming a larger expense for the Corporation, as we continue to grow, increasing by 8.8% to $989,000 during 2007.

Data processing fees and advertising expense remained almost level with 2006 while ATM expense and directors fees dropped slightly showing some economies of scale from the combination of the two Banks.

Telephone costs increased by $148,000, or 42.3%, over 2006 due to the additional costs of long distance calling to the Perry County area and the rise in costs for cellular/ Blackberry phones and usage. The move to a new phone network and the reduction in needed circuits during 2008 should improve theses costs. Printing and supplies increased 27.5%, or $134,000. The non-recurring pretax expenses related to the combination of the two bank charters amounted to $78,000. This was expensed in the second quarter of 2007 and was made up of severance payments of $44,000 and additional costs from printing, postage and legal fee expense. Other operating expenses increased over 2006 by $657,000, including increases of $149,000 in demand deposit charge offs, $92,000 in debit card expense and $78,000 in contributions.

The Corporation was able to maintain an enviable efficiency ratio for 2007 of 55.6%. Efficiency ratios of 54.0% and 52.9% had been generated during 2006 and 2005, respectively. SNL Financial reports average efficiency ratios of approximately 67.30% for the industry and 65.39% for banks in our peer size.

The table that follows provides additional information regarding noninterest expense changes over the past three years:

ANALYSES OF NONINTEREST EXPENSES

	Year Ended December 31,			% Change
(Dollars in thousands)	2007	2006	2005	2007-2006	2006-2005
Other Expenses
Salaries	9,367	8,341	6,028	12.3%	38.4%
Incentive compensation	895	775	620	15.5%	25.0%
Employee benefits	4,482	3,899	2,609	15.0%	49.4%
Occupancy and equipment	3,633	3,357	2,673	8.2%	25.6%
Data processing	888	873	700	1.7%	24.7%
ATM expense	194	206	142	-5.8%	45.1%
Telephone	498	350	277	42.3%	26.4%
Printing and supplies	621	487	335	27.5%	45.4%
Postage	350	274	217	27.7%	26.3%
Directors fees	404	405	362	-0.2%	11.9%
Advertising	414	406	362	2.0%	12.2%
PA capital stock & shares tax	552	445	364	24.0%	22.3%
Contributions	377	299	447	26.1%	-33.1%
Non-recurring expense	78	0	0	0.0%	0.0%
Other operating expenses	2,168	1,511	2,261	43.5%	-33.2%

Total operating expenses	$24,921	$21,628	$17,397	15.2%	24.3%

noninterest income as a % of noninterest expense	53.4%	51.2%	52.1%

Federal Income Taxes

The Corporation’s effective federal income tax rate for the year ended December 31, 2007 was 29.3% as compared to 29.4% in 2006 and 30.6% in 2005. Increased low income housing credits that arose from investment in community projects helped to minimally lower the effective rate in 2006 and 2007. Corporate income tax rates for 2008 are forecast to be similar to 2007 levels. Although tax free debt securities will continue to mature, additional low income housing tax credits will be available in 2008. The Corporation was pushed into the 35% tax bracket during 2006, an increase from the 34% bracket used in 2005, and remained in the 35% tax bracket through 2007. During 2008, taxable income for the Corporation will be at the 35% rate on average but marginally at the 38% rate.

Financial Condition

The quality of the Corporation’s asset structure continues to be strong. A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Investment Securities

Orrstown has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, securitization of deposits and repurchase agreements and other factors while obtaining the maximum return on the investments. Under generally accepting accounting principles, the Corporation may segregate their investment portfolio into three categories: “securities held to maturity”, “trading securities” and “securities available for sale”. Management has classified the full securities portfolio as available for sale. Securities available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.

The following table shows the maturities of investment securities at book value as of December 31, 2007, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

INVESTMENT MATURITY SCHEDULE

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total	Average Maturity	Weighted Average Yield
U. S. Treasury and government agency securities	$31,956	$4,918	$2,500	$0	$39,374	1yr. 0mos.	4.14%
Obligations of states and political subdivisions	1,365	3,453	6,349	13,615	24,782	10yr. 4mos.	6.77%
Mortgage-backed securities	2,311	14,695	1,315	4,955	23,276	6yr. 10mos.	4.32%

Total amortized cost	$35,632	$23,066	$10,164	$18,570	$87,432	5yr. 2mos.	4.93%

Percentage of total	40.75%	26.38%	11.63%	21.24%	100.00%
Weighted average yield	3.95%	4.58%	6.20%	6.56%	4.93%

Loan Portfolio

The Bank follows conservative lending practices and continues to carry a high quality loan portfolio with no unusual or undue concentrations of credit. No loans are extended to non domestic borrowers or governments, consistent with past practice and policy.

The loan portfolio at December 31 has grown 13.4% year over year, from $618.8 million to $702.0 million. On an average daily balance, loans have grown 19.1%, from $553.6 million in 2006 to $659.1 million in 2007. This larger percentage increase compared to end of period loans, is due to the acquisition of a $72.0 million loan portfolio from First National in May of 2006. Their portfolio was made up of mainly mortgage and consumer loans and was included for the last eight months of 2006. Loans considered commercial in purpose have been the leading growth area for the Bank and have grown organically. On an average daily basis commercial loans have grown from $365.2 million in 2006 to $441.7 million in 2007, this is a 20.9%, or $76.5 million increase. Mortgage loans have grown by $12.5 million and consumer loans have increased by $16.6 million. The following table presents a breakdown how loans are secured at the end of each of the last five years:

LOANS SECURED BY:

(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$55,698	$59,593	$50,104	$38,659	$38,186
Real estate - Commercial	243,210	221,460	181,587	151,259	123,531
Real estate - Construction	92,050	46,947	30,532	18,744	21,016
Real estate - Mortgage	302,419	281,902	191,823	173,444	154,454
Consumer	8,587	8,925	6,340	7,162	7,867

Total loans	$701,964	$618,827	$460,386	$389,268	$345,054

Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments, and credit cards) at December 31, 2007.

(Dollars in thousands)	Under One Year	One to Five Year	Over Five Year	Total
Commercial, financial and agricultural	$2,702	$12,547	$40,449	$55,698
Real estate - Construction	21,111	25,949	44,990	92,050

Total loans	$23,813	$38,496	$85,439	$147,748

The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2007.

(Dollars in thousands)	Fixed Rate Loans	Variable Rate Loans
Due within one year	$10,855	$66,486
Due after one but within five years	48,694	30,188
Due after five years	120,431	425,310

Total loans	$179,980	$521,984

Deposit Products

Total deposits grew 13.3%, or $75.8 million, during 2007 on an average daily basis. From the year ended December 31, 2006 to 2007 deposits only increased by 1.2%. The larger average daily balance increase was due in part to the inclusion of First National’s deposits for the last eight months of 2006; whereas, First National’s deposits were included in total deposits at December 31, 2007 and 2006. Noninterest bearing deposits increased approximately 7.0% over 2006, for both year-end and average daily balances; while interest bearing transaction accounts, including savings, grew over 12% for each measure. Some balances migrated from savings products into checking products, but there was overall growth provided by the new reward checking program kicked off around May 2007. As we move into 2008 we expect this product to continue to bring in outside deposits to help the funding of our growing loan portfolio. Time deposit balances, which increased $39.4 million on average, were down year-end 2007 to year-end 2006 by $32.2 million. Growth occurred in time deposits with balances over $100,000, while all other categories declined in differing degrees. Regular time deposits took the biggest hit as Federal Home Loan Bank rates and Federal Funds rates declined as 2007 progressed. Consumers tended to keep new or renewed CDs short and shopped for competing rates. The average amounts of deposits are summarized below:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Demand deposits	$85,383	$79,733	$66,829
Interest bearing demand deposits	203,718	159,035	162,888
Savings deposits	73,718	87,665	63,174
Time deposits	283,343	243,929	140,245

Total deposits	$646,162	$570,362	$433,136

The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2007.

(Dollars in thousands)
Three months or less	$78,308
Over three months through six months	13,794
Over six months through one year	7,479
Over one year	12,495

Total	$112,076

Credit Risk Management

Allowance for Loan Losses

Historically, the Corporation has had an enviable record regarding its control of loan losses, but lending is a banking service that inherently contains elements of risk. The Bank’s policies, related to the allowance for loan losses, are considered to be critical accounting policies because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio and loan growth, credit concentrations, trends in historical loss experience, specific impaired loans, and national and local economic conditions. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, charge-offs and recoveries in total, overall portfolio quality, review of specific problem loans, recent examinations, and current economic conditions that may affect the borrowers’ ability to pay.

Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. The provision for loan losses amounted to $750,000, $390,000, and $144,000 for 2007, 2006 and 2005, respectively. These provisions compared to net charge-offs of $129,000, $18,000 and $34,000 for 2007, 2006 and 2005, respectively. The unallocated portion of the reserve was approximately 12.0% at December 31, 2007 and 20.3% at December 31, 2006. The reserve at December 31, 2007 represented 0.87% of loans outstanding, a ratio that has decreased in each of the past four years in recognition of the quality of the loan portfolio and in keeping with the guidelines established by the SEC.

The unallocated portion of the reserve ensures that any additional unforeseen losses that are not otherwise identifiable will be able to be absorbed. It is intended to provide for imprecise estimates in assessing projected losses, uncertainties in economic conditions and allocating pool reserves. Management deems the total of the allocated and unallocated portions of the allowance for loan losses to be adequate to absorb losses at this time.

In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category. The following is an allocation by loan categories of the allowance for loan losses for the last five years at December 31,

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2007	2006	2005	2004	2003
Loans:
Commercial, financial and agricultural	$1,227	$1,206	$558	$1,381	$928
Real estate - Commercial	1,990	1,584	573	617	828
Real estate - Construction	45	42	6	0	0
Real estate - Mortgage	2,115	1,553	865	330	326
Consumer	30	13	44	105	9
Unallocated	734	1,122	2,382	1,885	2,070

Total	$6,141	$5,520	$4,428	$4,318	$4,161

Percentage of Loans to Total Loans
Commercial, financial and agricultural	8%	10%	11%	10%	11%
Real estate - Commercial	35%	36%	39%	39%	36%
Real estate - Construction	13%	8%	7%	5%	6%
Real estate - Mortgage	43%	45%	42%	44%	44%
Consumer	1%	1%	1%	2%	3%

Total	100%	100%	100%	100%	100%

Net charge-offs for the Bank’s loan portfolio has historically been quite low, when compared to industry standards, and represented .02% of average outstanding loans during 2007, .00% in 2006, and .01% in 2005. Net charge-offs to average loans for the industry averaged approximately .10% of loans during 2007, .06% in 2006 and .07% in 2005, per SNL Financial.

SUMMARY OF LOAN LOSS EXPERIENCE

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Amount of loans outstanding at end of period	$701,964	$618,827	$460,386	$389,268	$345,054

Daily average loans outstanding	$659,144	$553,591	$421,728	$369,409	$313,833

Balance of allowance for possible loan losses at beginning of period	$5,520	$4,428	$4,318	$4,161	$3,734
Loans charged off
Commercial, financial and agricultural	8	12	0	21	4
Real estate	53	0	30	9	13
Consumer	120	85	52	55	64

Total loans charged off	181	97	82	85	81

Recoveries of loans previously charged off
Commercial, financial and agricultural	3	50	0	0	0
Real estate	13	7	22	3	3
Consumer	36	22	26	29	14

Total recoveries	52	79	48	32	17

Net loans charged off (recovered)	129	18	34	53	64
Additions to allowance charged to expense	750	390	144	210	491
Additions established for acquired credit risk	0	720	0	0	0

Balance at end of period	$6,141	$5,520	$4,428	$4,318	$4,161

Ratio of net charge-offs to average loans outstanding	0.02%	0.00%	0.01%	0.01%	0.02%

Ratio of reserve to gross loans outstanding at December 31	0.87%	0.89%	0.96%	1.11%	1.21%

Risk Elements

Nonperforming assets are comprised of nonaccrual and restructured loans and other real estate owned (OREO) not including bank premises. OREO represents property acquired through foreclosure or settlements of loans and is carried at the lower of the principal amount of the loan outstanding at the time acquired or the estimated fair value of the property. The excess, if any, of the principal balance at the time acquired over the carrying amount is charged against the reserve for loan losses. Nonaccrual loans are loans for which interest income is not accrued due to concerns about the collectibility of interest and/or principal. Restructured loans are loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Other credit risk elements include loans past due for 90 days or more. The Corporation’s loan loss history has been much better than peer standards and analysis of the current credit risk position is favorable. The allowance for loan losses is ample given the current composition of the loan portfolio and adequately covers the credit risk management sees under present economic conditions. Management is prepared to make any reserve adjustments that may become necessary as economic conditions change.

Nonperforming loans, as represented by nonaccrual and renegotiated loans, were .02% of outstanding loans at both December 31, 2007 and 2006. Loans 90 days or more past due and still accruing represented .51% and .18% of outstanding loans at December 31, 2007 and 2006, respectively.

NONPERFORMING ASSETS

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Loans on nonaccrual (cash) basis	$118	$120	$52	$314	$130
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	0	0	0	0	1,410
OREO	199	318	1,754	0	211

Total nonperforming loans and OREO	$317	$438	$1,806	$314	$1,751

Ratio of nonperforming assets to total loans and OREO	0.05%	0.07%	0.39%	0.08%	0.51%

Ratio of nonperforming assets to total assets	0.04%	0.05%	0.30%	0.06%	0.37%

OTHER CREDIT RISK ELEMENTS:
Loans past due 90 or more days and still accruing	$3,586	$1,084	$411	$2,550	$2,743

Ratio of other credit risk elements to total loans and OREO	0.51%	0.18%	0.09%	0.66%	0.79%

Ratio of other credit risk elements to total assets	0.41%	0.13%	0.07%	0.50%	0.58%

Total nonperforming and other risk assets	$3,903	$1,522	$2,217	$2,864	$4,494

Ratio of total risk assets to total loans and OREO	0.56%	0.25%	0.48%	0.74%	1.30%

Ratio of total risk assets to total assets	0.44%	0.19%	0.37%	0.56%	0.95%

Liquidity, Rate Sensitivity and Interest Rate Risk Analysis

The primary function of asset/liability management is to assure adequate liquidity and sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. The goal is to maintain a predominantly matched position with very few planned mismatches. Rate spreads will be sacrificed at times in order to enable the overall rate sensitivity position to stay within the guidelines called for by asset/liability management policy. Rate sensitivity is measured by monthly gap analyses, quarterly rate shocks, and periodic simulation. Investment and pricing decisions are made using both liquidity and sensitivity analyses as tools. The schedule that follows reflects the degree to which the Corporation can adjust its various portfolios to meet interest rate changes. Additionally, the Banks are Federal Home Loan Bank (FHLB) members, and standard credit arrangements available to FHLB members provide increased liquidity.

RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2007

	Interest Sensitivity Period
(Dollars in thousands)	Within 3 Months	After 3 Within 6 Months	After 6 Within 12 Months	After 1 Year	Total
Rate Sensitive Assets (RSA)
Loans	$226,728	$23,153	$43,236	$408,847	$701,964
Investment securities	24,544	8,299	12,489	51,023	96,355
Other earning assets	1,039	0	0	0	1,039

Total RSA	$252,311	$31,452	$55,725	$459,870	$799,358

Rate Sensitive Liabilities (RSL)
Interest bearing deposits	$205,292	$52,405	$23,546	$273,748	$554,991
Short term borrowed funds	58,130	0	0	0	58,130
Long term borrowed funds	0	176	5,000	70,727	75,903

Total RSL	$263,422	$52,581	$28,546	$344,475	$689,024

Rate Sensitive GAP
Period	$(11,111)	$(21,129)	$27,179	$115,395	$110,334
Cumulative	$(11,111)	$(32,240)	$(5,061)	$110,334
GAP as a Percent of Total Assets
Period	-1.26%	-2.39%	3.07%	13.04%
Cumulative	-1.26%	-3.64%	-0.57%	12.47%
RSA/RSL cumulative	0.96%	0.90%	0.99%	1.16%

The slightly liability biased, or negative, gap position indicates that earnings are naturally enhanced, or more easily maintained, in a falling rate environment. The position is very closely balanced, however, so no strong bias exists. The cumulative RSA/RSL at December 31, 2007 is .96% at three months, 0.90% at six months and 0.99% at twelve months, so the Corporation is not at undue risk under any interest rate scenario. Many of the interest bearing deposits that are variable rate are subject to discretionary pricing so management retains flexibility with those funds. This indicates that the balance sheet is well positioned to react to rate cuts already made during January 2008 and possible future rate cuts as the year progresses. The majority of the loan portfolio is tied to prime, but the use of three to seven year rate locks helps to maintain the yield in a falling rate environment. Management will closely monitor the fiscal policies of our government and will react to any changes quickly in order to maintain a healthy earning asset / interest bearing liability balance.

Contractual Obligations

Contractual obligation payments of the Corporation as of December 31, 2007 are as follows:

(Dollars in thousands)	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years	Total
Long-term debt obligations	$6,570	$53,792	$7,594	$7,947	$75,903
Operating lease obligations	262	378	285	840	1,765

Total	$6,832	$54,170	$7,879	$8,787	$77,668

At December 31, 2007, the Corporation also had $1,163,000 of unpaid purchase commitments related to purchases and remodeling of offices that will be paid in 2008.

Capital Adequacy and Regulatory Matters

The Corporation maintains a strong capital base which provides adequate resources to absorb both normal and unusual risks inherent to the banking business. Internal capital generation has been supported, primarily, by net income retained after the declaration of dividends and also through the exercise of options and employee stock purchases. Total shareholders’ equity rose $6.7 million during 2007, an increase of 7.5% since December 31, 2006. This followed growth of 56.0% and 16.4% during 2006 and 2005, respectively. Growth in 2006 was significantly enhanced by the First National acquisition.

Unrealized gain on securities increased $60,000 between December 31, 2006 and December 31, 2007; treasury stock purchases of $937,000 and issuances of $198,000 were completed during 2007. Previously the

Board of Directors had temporarily suspended the Corporation’s Dividend Reinvestment Plan, effective with the first quarter dividend of 2006. The Dividend Reinvestment Plan was reinstated on July 26, 2007, effective with the payment of the fourth quarter 2007 dividend. All other growth experienced, during 2007, has been supported by capital growth in the form of retained earnings. Equity represented 10.86% of assets at December 31, 2007, which is down slightly from the 11.05% at December 31, 2006. The equity to asset ratio was enhanced with the addition of the well capitalized First National in 2006, which included purchase accounting adjustments. The increasing earnings stream during this period has allowed the Corporation to steadily increase cash dividends paid to shareholders. In 2007, cash dividends rose $609,000 or 13.1% over 2006 levels, while net income rose 8.0% during the same period. This followed a 47.7% increase in dividend payout for 2006 versus 2005. Dividends per share have moved from $0.56 to $0.74 to $0.82 for 2005 through 2007, respectively.

CAPITAL AND DIVIDEND RATIOS

(Dollars in thousands)	2007	2006	2005
At December 31:
Shareholders’ equity	$96,124	$89,388	$57,310
Equity to asset ratio	10.86%	11.05%	9.53%

For the Year:
Average assets	$838,580	$722,571	$552,592
Average shareholders’ equity	92,063	77,028	53,423
Net Income	12,558	11,632	9,987
Cash dividends paid	5,271	4,662	3,157
Equity to asset ratio	10.98%	10.66%	9.67%
Dividend payout ratio	41.97%	40.07%	31.62%
Return on average equity	13.64%	15.10%	18.69%
Return on average tangible equity	18.02%	18.98%	19.28%

	Orrstown Financial Services			Regulatory Requirements
	2007	2006	2005	Minimum	Well Capitalized
Regulatory Capital Measures:
Leverage ratio	8.6%	8.6%	9.5%	4.0%	5.0%
Tier I capital ratio	10.7%	11.0%	11.8%	4.0%	6.0%
Total (Tier I and Tier II) capital ratio	11.6%	12.0%	12.8%	8.0%	10.0%

The maintenance of a strong capital base, well above regulatory risk based minimums and industry averages, has been an integral part of the Corporation’s operating philosophy. Management foresees no problem in maintaining capital ratios comfortably in excess of regulatory requirements.

The Corporation and its banking subsidiary are subject to periodic examinations by the Federal Reserve Bank and the Pennsylvania Department of Banking. During 2007, an examination was conducted at Orrstown Bank that included, but was not limited to: capital adequacy, asset quality, competency of management, earnings performance, liquidity provisions, sensitivity to market risk, overall risk management practices, trust, BSA and AML compliance, internal audit functions, adequacy and methodology of the allowance for loan and lease losses, CRE monitoring and information technology. No comments were received from regulatory agencies which, if implemented, would have a material effect on Orrstown Financial Services, Inc.’s liquidity, capital resources, or operations.

Future Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September of 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04. This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Corporation has promised a continuation of life insurance coverage to persons post retirement. EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees’ term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement. This EITF becomes effective for fiscal years beginning after December 15, 2007. The effect of this change on January 1, 2008 will be a reduction in retained earnings and an increase in accrued benefit liabilities of $263,000.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement (in which the employee is the owner of the policy) in accordance with either SFAS 106 or APB Opinion No. 12. as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure on an asset base the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early adoption permitted. The Corporation is evaluating the effect that EITF 06-10 will have on its financial statements when implemented.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this SFAS, permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This SFAS is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the fiscal year that begins before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement.” The Corporation elected not to early adopt SFAS No. 159 or SFAS No. 157, and has no current plan to exercise the fair value option for any eligible items under SFAS No. 159.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation does not expect the implementation of SAB 109 to have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141 (R)). The Statement replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year annual reporting period that begins after December 15, 2008. The Corporation does not expect the implementation of SFAS 141(R) to have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements an Amendment of ARB No. 51 (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interest in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its financial statements.

Important Factors Relating to Forward Looking Statements

This Report contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications, from time to time, that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as “anticipated”, “believe”, “expect”, “intend”, “seek”, “plan”, “objective”, “trend”, and “goal”. Forward-looking statements are subject to various assumptions, risks, and uncertainties, which change over time, and speak only as of the date they are made.

The Corporation undertakes no obligation to update any forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. In addition to factors mentioned elsewhere in this Report or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.orrstown.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	general political and economic conditions may be less favorable than expected;

•

developments concerning credit quality in various corporate lending industry sectors as well as consumer and other types of credit, may result in an increase in the level of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•

customer borrowing, repayment, investment, and deposit practices generally may be less favorable than anticipated; and interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be greater than expected;

•	the mix of interest rates and maturities of our interest earning assets and interest bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	competitive product and pricing pressures among financial institutions within our markets may increase;

•

legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, capital requirements and risk-based capital guidelines, reserve methodologies, deposit insurance and other aspects of the financial services industry, may adversely affect the businesses in which we are engaged or our financial results;

•

legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry generally;

•	pending and proposed changes in accounting rules, policies, practices, and procedures could adversely affect our financial results;

•

instruments and strategies used to manage exposure to various types of market and credit risk could be less effective than anticipated, and we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk;

•

terrorist activities or other hostilities, including the situation surrounding Iraq, may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation; and

•	technological changes may be more difficult or expensive than anticipated.

SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended December 31, are as follows:

	2007 Quarter Ended				2006 Quarter Ended
(Dollars in thousands)	MAR	JUN	SEP	DEC	MAR	JUN	SEP	DEC
Interest income	$12,559	$13,020	$13,656	$13,871	$9,080	$10,845	$12,274	$12,589
Interest expense	5,399	5,660	5,971	5,956	3,206	3,980	4,915	5,270

Net interest income	7,160	7,360	7,685	7,915	5,874	6,865	7,359	7,319
Provision for loan losses	60	90	90	510	36	36	36	282

Net interest income after provision for loan losses	7,100	7,270	7,595	7,405	5,838	6,829	7,323	7,037
Securities gains (losses)	54	16	(12)	0	2	10	27	2
Other income	2,871	3,373	3,535	3,469	2,285	2,944	2,789	3,024
Other expense	5,969	6,125	6,220	6,607	4,548	5,350	5,865	5,865

Income before income taxes	4,056	4,534	4,898	4,267	3,577	4,433	4,274	4,198
Applicable income taxes	1,193	1,314	1,471	1,219	1,079	1,287	1,270	1,214

Net income	$2,863	$3,220	$3,427	$3,048	$2,498	$3,146	$3,004	$2,984

Per Common Share Data
Net income	$0.45	$0.50	$0.53	$0.47	$0.44	$0.51	$0.46	$0.46
Diluted net income	$0.42	$0.48	$0.51	$0.45	$0.42	$0.49	$0.44	$0.44
Dividends	0.20	0.20	0.21	0.21	0.17	0.19	0.19	0.19

Performance Statistics
Return on average assets	1.44%	1.57%	1.61%	1.38%	1.69%	1.79%	1.52%	1.48%
Return on average tangible assets	1.50%	1.63%	1.67%	1.43%	1.70%	1.84%	1.58%	1.54%
Return on average equity	12.95%	14.16%	14.70%	12.75%	17.55%	16.54%	13.92%	13.44%
Return on average tangible equity	17.29%	18.75%	19.36%	16.69%	18.26%	20.76%	18.89%	18.06%
Average equity / avg. assets	11.13%	11.07%	10.94%	10.80%	9.64%	10.81%	10.92%	11.03%

All per share amounts have been adjusted to give retroactive recognition to a 5% stock dividend paid June 15, 2007.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Interest-earning assets are substantially made up of loans and securities. Loans are priced by management with current market rates as guidelines while achieving a positive interest rate spread and limiting credit risk. A significant part of the loan portfolio is made up of variable rate loans and loans that will become variable after a fixed term and will reprice as market rates move. Securities are purchased using liquidity and maturity terms as guidelines to obtain a more matched position. The deposit base is a mix of transaction accounts and time deposits. Many of the interest bearing transaction accounts have discretionary pricing so great flexibility exists for deposit side price adjustments. Time deposits have set maturities as do short term and long term borrowings. Although deposit product cycles and growth are driven by the preferences of our customers, borrowings are structured with specific terms that, when aggregated with the terms for deposits and matched with interest-earning assets, mitigate our exposure to interest rate sensitivity. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. At December 31, 2007, the twelve month cumulative gap was a negative $5,061,000 and the RSA/ RSL cumulative ratio was 0.99% which has increased from .88% since December 31, 2006. Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity, Rate Sensitivity and Interest Rate Risk Analysis in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8 - Financial Statements and Supplementary Data

Management’s Report on Internal Control

To our shareholders,

Orrstown Financial Services, Inc.

Shippensburg, Pennsylvania

The management of Orrstown Financial Services, Inc. and its wholly-owned subsidiary has the responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Management maintains a comprehensive system of internal control to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintains an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.

Under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, the Corporation has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries is made known to them by others within those entities. The Chief Executive Officer and the Chief Financial Officer believe that, at December 31, 2007, Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintained an effective system of internal control over financial reporting.

The independent registered accounting firm, Smith Elliott Kearns & Company, LLC, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2007. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/s/ Kenneth R. Shoemaker	/s/ Bradley S. Everly
Kenneth R. Shoemaker	Bradley S. Everly
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

March 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Orrstown Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the Consolidated Financial Statements, the Corporation changed its policy for accounting for stock-based compensation in 2006.

/S/ SMITH ELLIOTT KEARNS & COMPANY, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

March 13, 2008

Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	At December 31,
(Dollars in thousands)	2007	2006
Assets
Cash and due from banks	$17,625	$20,730
Federal funds sold	808	18,404

Cash and cash equivalents	18,433	39,134

Interest bearing deposits with banks	231	895
Member stock, at cost which approximates market value	5,751	3,850
Securities available for sale	90,604	87,543

Loans
Commercial, financial and agricultural	55,698	59,593
Real estate - Mortgages	545,629	503,362
Real estate - Construction and land development	92,050	46,947
Consumer	8,587	8,925

	701,964	618,827
Less: Allowance for loan losses	(6,141)	(5,520)

Net Loans	695,823	613,307

Premises and equipment, net	25,980	19,852
Cash surrender value of life insurance	16,067	15,573
Goodwill and intangible assets	21,368	21,567
Accrued interest receivable	3,490	3,279
Other assets	7,232	4,031

Total assets	$884,979	$809,031

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$91,365	$85,420
Interest bearing	554,991	553,299

Total deposits	646,356	638,719

Short-term borrowings	58,130	41,703
Long-term debt	75,903	32,440
Accrued interest and other liabilities	8,466	6,781

Total liabilities	788,855	719,643

Common stock, no par value - $ .05205 stated value per share 50,000,000 shares authorized with 6,452,845 shares issued at December 31, 2007; 6,145,049 shares issued at December 31, 2006	336	320
Additional paid - in capital	82,488	72,023
Retained earnings	13,868	16,934
Accumulated other comprehensive income	567	507
Treasury stock - common, at cost 33,303 shares in 2007; 10,717 shares in 2006	(1,135)	(396)

Total shareholders’ equity	96,124	89,388

Total liabilities and shareholders’ equity	$884,979	$809,031

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Interest and dividend income
Interest and fees on loans	$48,329	$40,086	$28,527
Interest and dividends on investment securities
U.S. Government and agency	2,545	2,198	2,006
Tax exempt	1,236	1,266	1,139
Other investment income	996	1,238	743

Total interest and dividend income	53,106	44,788	32,415

Interest expense
Interest on deposits	18,649	14,189	7,291
Interest on short-term borrowings	2,295	1,877	796
Interest on long-term debt	2,042	1,305	1,450

Total interest expense	22,986	17,371	9,537

Net interest income	30,120	27,417	22,878
Provision for loan losses	750	390	144

Net interest income after provision for loan losses	29,370	27,027	22,734

Other income
Service charges on deposit accounts	5,882	4,671	3,815
Other service charges, commissions and fees	2,164	1,921	1,760
Trust department income	2,582	2,325	2,174
Brokerage income	1,558	1,382	990
Non-recurring revenue	219	0	0
Other income	843	743	380
Investment securities gains (losses)	58	41	(60)

Total other income	13,306	11,083	9,059

Other expenses
Salaries	10,262	9,116	6,028
Employee benefits	4,482	3,899	3,229
Occupancy and equipment	3,633	3,357	2,673
Non-recurring expense	78	0	0
Other operating expenses	6,466	5,256	5,467

Total other expenses	24,921	21,628	17,397

Income before income tax	17,755	16,482	14,396
Income tax expense	5,197	4,850	4,409

Net income	$12,558	$11,632	$9,987

Earnings per share
Basic earnings per share	$1.95	$1.87	$1.76
Diluted earnings per share	$1.86	$1.79	$1.69
Dividends per share	$0.82	$0.74	$0.56

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands)	Years Ended December 31, 2007, 2006 and 2005
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2004	$267	$34,434	$13,723	$826	$0	$49,250

Comprehensive income
Net income	0	0	9,987	0	0	9,987
Change in unrealized loss on investment securities available for sale, net of tax of $329	0	0	0	(639)	0	(639)

Total comprehensive income						9,348

Cash dividends ($.56 per share)	0	0	(3,157)	0	0	(3,157)
Stock dividends issued	13	10,557	(10,570)	0	0	0
Cash paid in lieu of fractional stock dividends	0	0	(19)	0	0	(19)
Stock-based compensation plans:
Issuance of stock	1	490	0	0	0	491
Issuance of stock through dividend reinvestment plan	2	1,395	0	0	0	1,397

Balance, December 31, 2005	283	46,876	9,964	187	0	57,310

Comprehensive income
Net income	0	0	11,632	0	0	11,632
Change in unrealized gain on investment securities available for sale, net of tax of $177	0	0	0	320	0	320

Total comprehensive income						11,952

Cash dividends ($.74 per share)	0	0	(4,662)	0	0	(4,662)
Acquisition of First National - common stock issued	36	24,805	0	0	0	24,841
Stock-based compensation plans:
Compensation expense	0	224	0	0	0	224
Issuance of stock	1	147	0	0	0	148
Purchase of treasury stock (14,749 shares)	0	0	0	0	(543)	(543)
Issuance of treasury stock (4,055 shares)	0	(29)	0	0	147	118

Balance, December 31, 2006	320	72,023	16,934	507	(396)	89,388

Comprehensive income
Net income	0	0	12,558	0	0	12,558
Change in unrealized gain on investment securities available for sale, net of tax of $25	0	0	0	60	0	60

Total comprehensive income						12,618

Cash dividends ($.82 per share)	0	0	(5,271)	0	0	(5,271)
Stock dividends issued	16	10,314	(10,330)	0	0	0
Cash paid in lieu of fractional stock dividends	0	0	(23)	0	0	(23)
Stock-based compensation plans:
Compensation expense	0	161	0	0	0	161
Issuance of stock	0	39	0	0	0	39
Purchase of treasury stock (27,964 shares)	0	0	0	0	(937)	(937)
Issuance of treasury stock (5,355 shares)	0	(49)	0	0	198	149

Balance, December 31, 2007	$336	$82,488	$13,868	$567	($1,135)	$96,124

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities
Net income	$12,558	$11,632	$9,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,836	1,730	1,424
Provision for loan losses	750	390	144
Stock based compensation	161	224	0
Net (gain) loss on disposal of other real estate owned	(14)	62	(20)
Net loss on disposal of bank premises and equipment	4	0	0
Net (gain) on sale of investment in affiliate	(219)	0	0
Deferred income taxes	(482)	(493)	(191)
Investment securities (gains) losses	(58)	(41)	60
Increase in cash surrender value of life insurance	(494)	(564)	(271)
(Increase) in accrued interest receivable	(211)	(566)	(394)
Increase in accrued interest payable	61	287	119
Other, net	(1,257)	635	(980)

Net cash provided by operating activities	12,635	13,296	9,878

Cash flows from investing activities
Net (increase) decrease in interest bearing deposits with banks	664	2,725	(2,321)
Sales of available for sale securities	1,547	499	4,149
Maturities of available for sale securities	41,441	15,352	14,437
Proceeds from divesting of affiliates	551	78	0
Purchases of available for sale securities	(46,236)	(5,036)	(8,928)
Net (purchases) sales of FHLB & FRB Stock	(1,901)	(785)	303
Net (increase) in loans	(83,499)	(86,347)	(73,047)
Purchases of bank premises and equipment	(7,657)	(5,165)	(1,604)
Purchases of intangible assets	(51)	0	(600)
Proceeds from disposal of other real estate owned	362	1,882	162
Purchase price of shares exchanged for cash	0	(8,882)	0
Cash acquired in acquisition	0	13,031	0
Deposit on purchase of bank owned life insurance	0	0	(4,500)

Net cash (used) by investing activities	(94,779)	(72,648)	(71,949)

Cash flows from financing activities
Net increase in deposits	7,596	70,395	57,459
Net increase in short term purchased funds	16,427	5,565	16,645
Proceeds from debt	52,026	11,028	6,757
Payments on debt	(8,563)	(18,894)	(2,020)
Dividends paid	(5,271)	(4,662)	(3,157)
Proceeds from issuance of common stock	39	148	1,888
Purchase of treasury stock	(937)	(543)	0
Net proceeds from issuance of treasury stock	149	118	0
Cash paid in lieu of fractional shares	(23)	0	(19)

Net cash provided by financing activities	61,443	63,155	77,553

Net increase (decrease) in cash and cash equivalents	(20,701)	3,803	15,482
Cash and cash equivalents at beginning of period	39,134	35,331	19,849

Cash and cash equivalents at end of period	$18,433	$39,134	$35,331

Consolidated Statements of Cash Flows (Continued)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,925	$17,084	$9,418
Income Taxes	5,700	5,390	4,550

Supplemental schedule of noncash investing and financing activities:
Common stock issued for acquisition of bank	0	24,841	0
Other real estate acquired in settlement of loans	226	584	1,895
Unrealized gain (loss) on investments securities available for sale (net of tax effects)	60	320	(639)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Orrstown Financial Services, Inc. (the Corporation) is a financial holding company whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the Bank). The Corporation operates through its office in Shippensburg, Pennsylvania. Orrstown Bank provides services through its network of offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. Orrstown Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. Orrstown Bank has twenty branches located in Shippensburg (2), Carlisle (4), Spring Run, Orrstown, Chambersburg (3), Mechanicsburg (2), Camp Hill, Greencastle, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland. The Corporation and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. As of the close of business on June 15, 2007, The First National Bank of Newport and Orrstown Bank collapsed the two banks charters into one bank with Orrstown Bank as the surviving bank.

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

While management uses available information to recognize losses on loans and foreclosed real estate; future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for losses on loans and foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments concerning information available to them at the time of their examination. Because of these factors, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Investment securities

Under generally accepting accounting principles, the Corporation may segregate their investment portfolio into three specific categories: “securities held to maturity”, “trading securities” and “securities available for sale”. Securities held to maturity are to be accounted for at their amortized cost; securities classified as trading securities are to be accounted for at their current market value with unrealized gains and losses on such securities included in current period earnings; and securities classified as available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Corporation has the ability, at the time of purchase, to hold securities until maturity, they are classified as securities held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

The Corporation has classified all of its investment securities as “available for sale”.

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Corporation’s results of operations. Purchase premiums and discounts are recognized in interest income over the terms of the securities using the interest method over the period to maturity.

Cash flows

For purposes of the Statements of Cash Flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold”. The Corporation has elected to present the net increase or decrease in deposits with banks, loans, and deposits in the Statements of Cash Flows.

Premises and equipment

Buildings, improvements, equipment, furniture and fixtures are carried at cost less accumulated depreciation. Depreciation has been provided generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements, 10 to 40 years, equipment, furniture and fixtures 3 to 15 years, and computer software is amortized over 3-5 years. Repairs and maintenance are charged to operations as incurred, while major additions and improvements are capitalized. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal.

Goodwill and other intangible assets

The cost of acquired companies in excess of the fair value of their net assets at the date of acquisition is recorded as goodwill. Identifiable intangible assets relate to acquisitions of deposits from other banks and the purchase of investment management businesses. Goodwill is evaluated annually for impairment and other intangible assets are amortized over the identifiable life of the asset or 15 years.

Advertising

The Corporation follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $414,000, $406,000 and $362,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

Loans and allowance for loan losses

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. Evaluations of the allowance and collectibility of loans are made on a quarterly basis by management and are guided by the Corporation’s policies. The evaluations take into consideration such factors as prior loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available. An unallocated component is maintained in the allowance to cover uncertainties inherent in management’s underlying assumptions used to estimate probable losses.

Nonaccrual / Impaired loans

The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is reversed and charged against current income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectibility of principal.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis by comparing the contractual principal and interest payments to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Consumer loans, comprised of smaller balance homogeneous loans, are collectively evaluated for impairment. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on impaired loans is recognized only to the extent of interest payments received.

Loans serviced

The bank administers secondary market mortgage programs available through the Federal Home Loan Bank of Pittsburgh and the Federal National Mortgage Association and offer residential mortgage products and services to customers. The banks originate single-family residential mortgage loans for immediate sale in the secondary market, and retain the servicing of those loans. At December 31, 2007, 2006 and 2005 the balance of loans serviced for others was $92,876,000, $71,242,000, and $49,288,000, respectively.

Foreclosed real estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying value or fair value less estimated costs to sell the underlying collateral. Capitalized costs include accrued interest and any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell.

Earnings per share of common stock

Earnings per share and dividends per share are calculated as net income divided by the weighted average number of shares outstanding, after giving retroactive recognition to a 5% stock dividend paid June 2007 and a 5% stock dividend paid June 2005. For diluted net income per share, net income is divided by the weighted average of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents. The Corporation’s common stock equivalents consist of outstanding stock options.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There is no adjustment to net income to arrive at diluted net income per share.

(in thousands, except per share data)	2007	2006	2005
Net income	$12,558	$11,632	$9,987

Weighted average number of shares outstanding (basic)	6,429	6,202	5,678
Effect of dilutive stock options	306	274	240

Weighted average number of shares outstanding (diluted)	6,735	6,476	5,918

Per share information:
Basic earnings per share	$1.95	$1.87	$1.76
Diluted earnings per share	$1.86	$1.79	$1.69

Stock-Based Compensation

The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation’s employees and directors. The Corporation has historically accounted for the plans using the intrinsic-value method under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. In December 2004, the FASB issued a final FAS Statement No 123R, “Share-Based Payment”, which requires financial statement recognition of compensation cost for stock options and other stock-based awards. As of January 1, 2006, the Corporation adopted the modified prospective method. This requires the recognition of compensation expense for the unvested portion of existing awards and new grants, but does not require a restatement of prior periods. All options that were awarded prior to January 1, 2006, were fully vested when granted and did not require any amounts to be expensed. Options have an exercise price equal to the fair market value as established by the average of the daily high bid and daily low offer quotations for the shares reported in the OTC Bulletin Board service during the ten trading days immediately preceding the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

As a result of adopting Statement 123R, the Corporation’s income before taxes and net income for the year ended December 31, 2007, are $161,000 and $105,000 lower, respectively, and income before taxes and net income for the year ended December 31, 2006, are $224,000 and $146,000 lower, respectively than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2007 are $.02 and $.02 lower, respectively, and for the year ended December 31, 2006 are $.03 and $.03 lower, respectively, than if the company had continued to account for share-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee and/or director compensation during 2005.

(Dollars in thousands, except per share data)	For the Year Ended December 31, 2005
Net income
As reported	$9,987
Pro forma	9,710

Basic earnings per share
As reported	$1.76
Pro forma	$1.71

Diluted earnings per share
As reported	$1.69
Pro forma	$1.64

Federal income taxes

For financial reporting purposes, the provision for loan losses charged to operating expense is based on management’s judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. Amortization of goodwill is not deducted unless the asset is considered impaired for financial reporting purposes and, if deductible, is deducted on a straight line basis over a fifteen year life for federal income tax purposes. As a result of these, unrealized gains and losses on securities available for sale, purchase accounting adjustments, deferred compensation, stock options, capitalized merger expenses, retirement plans, and timing differences in depreciation expense, deferred income taxes are provided for in the financial statements. See Note 11 for further details.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of income. At December 31, 2007 there was no liability for unrecognized tax benefits.

Investment tax credits from low-income housing partnerships are recognized in the Corporation’s federal income tax accrual, based on estimates of credits available from the projects.

Fair values of financial instruments

The Corporation meets the requirements for disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Deposit Liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposits and IRA’s are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected maturities on time deposits.

Short-Term Borrowings. The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Borrowings. The fair value of the Corporation’s long-term debt is estimated using a discounted cash flow analysis based on the Corporation’s current incremental borrowing rate for similar types of borrowing arrangements.

Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments. The Corporation generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

Comprehensive income

Under generally accepted accounting principles, comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of “other comprehensive income” such as foreign currency transactions; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

The Corporation has elected to report its comprehensive income in the statement of changes in shareholders’ equity. The only element of “other comprehensive income” that the Corporation has is the unrealized gain or loss on available for sale securities.

The components of the change in net unrealized gains (losses) on securities were as follows:

(Dollars in thousands)	2007	2006	2005
Gross unrealized holding gains (losses) arising during the year	$143	$538	($1,028)
Reclassification adjustment for (gains) losses realized in net income	(58)	(41)	60

Net unrealized holding gains (losses) before taxes	85	497	(968)
Tax effect	(25)	(177)	329

Net change	$60	$320	($639)

NOTE 2. INVESTMENTS

At December 31, 2007 and 2006 the investment securities portfolio was comprised of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at December 31 were:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)	2007
U. S. Treasury and government agency securities	$39,374	$242	$13	$39,603
Obligations of states and political subdivisions	24,782	748	19	25,511
Mortgage-backed securities	23,276	58	191	23,143
Equity securities	2,307	310	270	2,347

Totals	$89,739	$1,358	$493	$90,604

	2006
U. S. Treasury and government agency securities	$25,344	$7	$241	$25,110
Obligations of states and political subdivisions	28,096	846	92	28,850
Mortgage-backed securities	29,963	40	664	29,339
Corporate bonds	1,302	0	10	1,292
Equity securities	2,448	537	33	2,952

Totals	$87,153	$1,430	$1,040	$87,543

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)	2007
U. S. Treasury and government agency securities	$1,997	$3	$7,486	$10	$9,483	$13
Obligations of states and political subdivisions	219	2	3,369	17	3,588	19
Mortgage-backed securities	722	1	18,766	190	19,488	191

Total debt securities	2,938	6	29,621	217	32,559	223

Equity securities	620	187	260	83	880	270

Total temporarily impaired securities	$3,558	$193	$29,881	$300	$33,439	$493

	2006
U. S. Treasury and government agency securities	$7,419	$87	$13,179	$154	$20,598	$241
Obligations of states and political subdivisions	3,663	69	1,683	23	5,346	92
Mortgage-backed securities	6,028	148	20,288	516	26,316	664
Corporate bonds	893	10	0	0	893	10

Total debt securities	18,003	314	35,150	693	53,153	1,007

Equity securities	201	20	71	13	272	33

Total temporarily impaired securities	$18,204	$334	$35,221	$706	$53,425	$1,040

NOTE 2. INVESTMENTS (Continued)

The previous table represents one hundred and six investment securities at December 31, 2007 and one hundred twenty-one investment securities at December 31, 2006 where the current fair value is less than the related amortized cost. Management believes the impairments to be temporary in all cases for both years disclosed. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2007, the Corporation held 8 issues of high quality US treasuries and US government agency obligations and 12 municipal securities with fair values less than the related amortized cost for twelve months or more. In addition, 46 issues of US government agency mortgage backed securities were held with fair values less than the related amortized cost for twelve months or more. All 66 of these issues had been purchased during lower rate periods and carry lower than current rates. They do not reflect any deterioration of the credit worthiness of the issuing entities. As management has the ability to hold these securities for the foreseeable future in all cases, no decline is deemed to be other than temporary. Ten marketable equity securities have unrealized losses for twelve months or more. All ten companies are profitable and paying dividends. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary.

At December 31, 2006, US treasuries, US government agency obligations, municipal and mortgage backed securities combined, had 24 issues with fair values less than the related amortized cost for twelve months or more and three marketable equity securities had unrealized losses for twelve months or more.

The amortized cost and fair values of investment securities available for sale at December 31, 2007 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTMENT PORTFOLIO

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$33,320	$33,322
Due after one year through five years	8,372	8,545
Due after five years through ten years	8,849	9,047
Due after ten years	13,615	14,200
Mortgage-backed securities	23,276	23,143
Equity securities	2,307	2,347

Total	$89,739	$90,604

Proceeds from sales of securities available for sale for the years ended December 31, 2007, 2006, and 2005, were $1,547,000, $499,000 and $4,149,000, respectively. Gross gains and losses on 2007 sales were $97,000 and $39,000 respectively. Gross gains and losses on 2006 sales were $57,000 and $16,000, respectively. Gross gains and losses on 2005 sales were $49,000 and $109,000, respectively.

The Corporation owned $4,481,000 of Federal Home Loan Bank stock, $64,000 of Atlantic Central Bankers Bank stock and $1,206,000 of Federal Reserve Bank stock at December 31, 2007. At December 31, 2006, the Corporation owned $2,580,000 of Federal Home Loan Bank stock, $64,000 of Atlantic Central Bankers Bank stock and $1,206,000 of Federal Reserve Bank stock. Market value approximates cost since none of the stocks are actively traded.

Securities with a market value of $88,258,000 and $66,574,000 at December 31, 2007 and 2006, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 3. CONCENTRATION OF CREDIT RISK

The Corporation grants agribusiness, commercial, residential and consumer loans to customers in its market area. Although the Corporation maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for construction contractors, residential and non-residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Corporation upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but generally includes real estate and equipment.

NOTE 4. ALLOWANCE FOR LOAN LOSSES

An allowance amount was established for the acquired credit risk of the loan portfolio less any amounts attributable to loans with credit quality issues acquired in the May 1, 2006 acquisition of The First National Bank of Newport. Activity in the allowance for loan losses is summarized as follows:

(Dollars in thousands)	2007	2006	2005
Balance at beginning of period	$5,520	$4,428	$4,318
Recoveries	52	79	48
Provision for loan losses charged to income	750	390	144

Total	6,322	4,897	4,510
Losses	181	97	82
Additions established for acquired credit risk	0	720	0

Balance at end of period	$6,141	$5,520	$4,428

NOTE 5. LOANS TO RELATED PARTIES

The Corporation has granted loans to the officers and directors of the Corporation and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $1,192,000 at December 31, 2007, and $2,508,000 at December 31, 2006. During 2007, $862,000 of new loans were granted and repayments totaled $954,000. Also during 2007, the $1,224,000 of loans that were classified as related party loans from First National at the end of 2006 were no longer classified as such after the combination of the two bank entities into one at June 15, 2007. Directors of First National are no longer included in related party loans and outstanding loans to officers of First National were subsequently moved to the classification of outstanding loans to employees. Outstanding loans to employees totaled $6,370,000 and $4,825,000 at December 31, 2007 and 2006, respectively.

NOTE 6. DELINQUENT AND NONACCRUAL LOANS

Loans 90 days or more past due (still accruing interest) were as follows at December 31:

(Dollars in thousands)	2007	2006	2005
Commercial, financial and agricultural	$0	$0	$16
Real estate	3,561	1,067	390
Consumer	25	17	5

Total	$3,586	$1,084	$411

The following table shows the principal balances of nonaccrual loans as of December 31:

(Dollars in thousands)	2007	2006	2005
Nonaccrual loans	$118	$120	$52

Interest income that would have been accrued at original contract rates	20	23	30
Amount recognized as interest income	17	27	10

Foregone (recovered) revenue	$3	$(4)	$20

The Corporation had no impairment of loans as of December 31, 2007, 2006, and 2005.

During 2007, the Corporation foreclosed on three loans secured by real estate property. Two properties were sold during 2007 at a gain of $14,000. This amount is included in other income on the statements of income. Net gains from sales of foreclosed property for the years ended December 31, 2006 and 2005 were $62,000 and $20,000, respectively. At December 31, 2007, the Corporation held two properties obtained through foreclosure. The carrying value for these properties totaled $199,000, which is included in other assets on the balance sheet at December 31, 2007. At December 31, 2006, the Corporation held one property obtained through foreclosure. The carrying value for this property totaled $318,000, which is included in other assets on the balance sheet at December 31, 2006.

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract or Notional Amount
(Dollars in thousands)	2007	2006
Financial instruments whose contract amounts represent credit risk at December 31:
Commitments to extend credit	$137,212	$128,197
Standby letters of credit and financial guarantees written	27,047	21,517

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, residential real estate, and income-producing commercial properties.

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

NOTE 8. PREMISES AND EQUIPMENT

A summary of bank premises and equipment is as follows:

(Dollars in thousands)	2007	2006
Land	$5,816	$3,545
Buildings and improvements	16,551	14,584
Leasehold improvements	321	321
Furniture and equipment	13,291	12,344
Construction in progress	2,968	574

Total	38,947	31,368
Less accumulated depreciation and amortization	12,967	11,516

Bank premises and equipment, net	$25,980	$19,852

Depreciation expense amounted to $1,525,000, $1,408,000, and $1,190,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 9. RETIREMENT PLANS

The Corporation maintains 401(k) profit-sharing plans for those employees who meet the eligibility requirements set forth in the plans. Employer contributions to the plans are based on performance and are at the discretion of the subsidiary bank’s Boards of Directors. The plans contain limited match or safe harbor provisions. Substantially all of the Corporation’s employees are covered by the plan and the contributions charged to operations were $1,532,000, $1,228,000 and $977,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Corporation has a deferred compensation arrangement with certain present and former board directors, whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Corporation’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $111,000 and $119,000 at December 31, 2007 and 2006, respectively. Total annual expense for this deferred compensation plan was approximately $7,000 for the year ended December 31, 2007 and $12,000 for each of the years ended December 31, 2006 and 2005.

The Corporation also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Corporation’s Orrstown Financial Advisors division or recognized as a liability. The trust account balance was $939,000 and $809,000 at December 31, 2007 and 2006, respectively, and is included in other assets on the balance sheets, offset by other liabilities in the same amount. The liability account for the plan at First National which had a balance of $113,000 on December 31, 2006, was paid out as of June 15, 2007. Total amounts contributed to these plans were $89,000, $103,000 and $86,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

The Corporation has also adopted three supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid totaled $2,287,000 and $1,849,000 at December 31, 2007 and 2006, respectively, which is included in other liabilities. Total annual expense for these plans amounted to $438,000, $481,000 and $233,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

In September of 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04. This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Corporation has promised a continuation of life insurance coverage to persons post retirement. EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees’ term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement. This EITF becomes effective for fiscal years beginning after December 15, 2007, and as such the Corporation’s December 31, 2007 and 2006 financial statements do not reflect the recording of this liability. On January 1, 2008, the Corporation will record the appropriate liability and corresponding effect on retained earnings and for periods after January 1, 2008 will record an appropriate liability and corresponding effects on current income for the applicable periods. The effect of this change on January 1, 2008 will be a reduction in retained earnings and an increase in accrued benefit liabilities of $263,000.

NOTE 10. STOCK COMPENSATION PLANS

During 2000, the Corporation implemented two stock option plans, one for employees and one for nonemployee directors. Under the Corporation’s stock option plans, the Corporation may grant options to its directors, officers, and employees for up to 559,131 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the plans. The exercise price of each option equals the market price of the Corporation’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance.

A summary of the status of the Corporation’s stock option plans at December 31, 2007, 2006 and 2005 is presented below:

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	2007		2006		2005
Outstanding at beginning of year	288,269	$28.16	256,245	$27.02	222,367	$23.46
Granted	39,603	32.19	36,441	35.54	51,041	40.02
Exercised	(2,315)	16.94	(4,417)	22.54	(17,163)	19.63
Forfeited	(1,920)	38.15	0	0.00	0	0.00

Options exercisable at year end	323,637	$28.68	288,269	$28.16	256,245	$27.02

Information pertaining to options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.43 - $15.99	14,111	2.50	$15.43	14,111	$15.43
$16.00 - $16.99	49,318	3.44	16.51	49,318	16.51
$19.00 - $19.99	39,342	4.50	19.00	39,342	19.00
$20.00 - $24.99	45,658	5.47	24.29	45,658	24.29
$30.00 - $34.99	43,499	9.37	32.06	43,499	32.06
$35.00 - $40.14	131,709	7.36	37.94	131,709	37.94

$16.20 - $42.15	323,637	6.21	$28.68	323,637	$28.68

The aggregate intrinsic value of outstanding stock options at December 31, 2007 is $428,000 and the total intrinsic value of stock options exercised during 2007 was $37,000.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Grant-Date Fair Value	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life (Yrs)
Nonemployee director stock option plan
2007	$5.41	2.35%	9.78%	4.58%	7
2006	6.63	2.23	15.74	4.83	7
2005	8.84	1.28	19.47	4.29	7
Employee stock option plan
2007	$3.96	2.50%	11.19%	5.10%	5
2006	6.09	2.11	14.83	5.18	5
2005	8.18	1.33	19.41	3.74	5

During 2000, the Corporation implemented an employee stock purchase plan, under which 182,325 shares of common stock have been reserved for issuance to employees. The number of shares which may be issued to each participant is determined annually, based on individual earnings, and their cost is equal to 85% of the fair market value as established by the average of the average of the daily high bid and daily low offer quotations for the shares reported in the OTC Bulletin Board service, during the ten trading days immediately preceding the date of purchase. If no bid or offer quotation for the shares is reported through the OTC Bulletin Board service during the ten business day period, the fair market value is the price of the last trade reported through the OTC Bulletin Board service prior to the purchase date. A total of 140,593 shares of common stock remained reserved at December 31, 2007 for future grants under the plan. Employees purchased 5,447, 5,979 and 5,156 shares at a weighted average price of $27.45, $27.80 and $29.77 per share in 2007, 2006 and 2005, respectively. During 1998, the Corporation implemented a Dividend Reinvestment Plan under which 1,045,335 shares of common stock have been reserved for issuance to shareholders enrolled in the plan. The Board of Directors temporarily suspended the Dividend Reinvestment Plan, effective the first quarter of 2006, and reinstated it on July 26, 2007, effective with the payment of the fourth quarter 2007 dividend. Shares of common stock registered and available for issuance through approved plans at December 31, 2007 are as follows:

Number of Shares
Stock option plans	180,268
Employee stock purchase plan	140,593
Dividend reinvestment plan	766,129

Total registered shares	1,086,990

NOTE 11. INCOME TAXES

Orrstown Financial Services, Inc. files income tax returns in the U.S. federal jurisdiction and the State of Pennsylvania. Orrstown Bank also files an income tax return in the State of Maryland. With few exceptions, the Corporation is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2004. Orrstown Financial Services, Inc. adopted the provisions of FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

Included in the balance sheet at December 31, 2007, are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of federal income tax expense are summarized as follows:

(Dollars in thousands)	2007	2006	2005
Current year provision	$5,679	$5,343	$4,600
Deferred income taxes (benefits)	(482)	(493)	(191)

Net federal income tax expense	$5,197	$4,850	$4,409

Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $2,527,000, $2,553,000 and $1,613,000 for 2007, 2006 and 2005, respectively.

A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

	2007	2006	2005
Federal income tax rate	35.0%	35.0%	34.0%
Reduction resulting from nontaxable income	5.7%	5.6%	3.4%

Effective income tax rate	29.3%	29.4%	30.6%

Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation, unrealized gains on available for sale securities and deductible amortization expense of intangibles and purchase accounting adjustments. Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses, asset impairment, deferred compensation, stock options, capitalized merger expenses and retirement plans. The Corporation recorded a valuation allowance for deferred tax assets of $100,000 at December 31, 2007. No valuation allowance for deferred tax assets was recorded at December 31, 2006.

The net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets includes the following significant components:

(Dollars in thousands)	2007	2006
Deferred tax assets
Allowance for loan losses	$2,017	$1,794
Less valuation allowance	(100)	0

Net allowance for loan losses	1,917	1,794

Deferred fees	0	7
Asset impairment	0	14
Deferred compensation	362	359
Stock options expense	133	78
Capitalized merger expenses	14	14
Retirement plans and salary continuation	783	638

Total deferred tax assets	3,209	2,904

Deferred tax liabilities
Net unrealized (gains) on securities available for sale	(299)	(273)
Depreciation	(968)	(972)
Intangibles	(86)	(58)
Purchase accounting adjustments	(961)	(981)

Total deferred tax liabilities	(2,314)	(2,284)

Net deferred tax asset	$895	$620

NOTE 12. DEPOSITS

NOW account products with balances totaling $125,145,000 and $118,981,000 are included in interest bearing deposits at December 31, 2007 and 2006, respectively. Also included in interest bearing deposits at December 31, 2007 and 2006 are money market account products with balances totaling $105,994,000 and $59,393,000, respectively. At December 31, 2007 and 2006, time deposits of $100,000 and over aggregated $112,076,000 and $115,668,000, respectively. Interest expense on time deposits of $100,000 and over was $5,872,000, $4,318,000 and $1,618,000 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2008	$202,079
2009	33,231
2010	11,348
2011	2,985
2012	2,112
thereafter	2,192

$253,947

The Corporation accepts deposits of the officers and directors of the Corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $1,211,000 and $1,276,000 at December 31, 2007 and 2006, respectively.

Total overdrafts of deposit accounts of $352,000 and $170,000 at December 31, 2007 and 2006, respectively, were reclassified as loans for financial reporting purposes.

NOTE 13. LIABILITIES FOR BORROWED MONEY

Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date. The Corporation requires US treasury and agency issues to be held as underlying securities for repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in thousands)	2007	2006
Average balance during the year	$49,103	$39,281
Average interest rate during the year	4.52%	4.62%
Maximum month-end balance during the year	$59,286	$59,320
Securities underlying the agreements at year-end:
Carrying value	60,201	38,791
Estimated fair value	60,322	38,809

At December 31, the Corporation had notes outstanding with the Federal Home Loan Bank of Pittsburgh as follows:

(Dollars in thousands)
Amount
2007	2006	Maturity Date Range	Interest Rate Range	Potentially Convertible to Adjustable Rate		Frequency & Basis for Adjustable Rate
$14,076	$8,139	5/08 - 12/25	2.43% - 4.86%			Fixed Rate (Amortizing)
0	7,500	09/08	5.06%	09/15/03	(1)	Quarterly based on 3 months LIBOR +.15%
5,000	5,000	02/12	4.70%	02/17/04	(2)	Adjustable Rate
56,350	11,350	11/08 - 4/20	4.30% - 7.40%			Fixed Rate

$75,426	$31,989

(1)	The rate can adjust to an adjustable rate based on market rates.
(2)	The 3 month LIBOR is evaluated quarterly and the loan converts to an adjustable rate if the 3 month LIBOR is greater than 8%. The rate would then adjust quarterly based on 3 month LIBOR plus .20%.

Interest rates are fixed, but, as indicated above, some of the notes can convert to adjustable rates. Except for amortizing loans, interest only is paid on a quarterly basis. The notes contain prepayment penalty charges, but management has no intention to pay off early.

The aggregate amount of future principal payments required on these borrowings at December 31, 2007 is as follows:

(Dollars in thousands)
2008	$6,570
2009	43,456
2010	10,336
2011	1,266
2012	6,328
Thereafter	7,470

$75,426

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and, as such, can take advantage of the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances, lines and letters of credit from the FHLB are collateralized by first mortgage loans and securities. Collateral for all outstanding advances, lines and letters of credit consisted of the banks’ 1-4 family mortgage loans totaling $372,276,000 and $364,550,000 at December 31, 2007 and 2006, respectively. At December 31, 2007, Orrstown Bank could borrow approximately $250.7 million based on qualifying collateral. Orrstown Bank has a $15 million line of credit at December 31, 2007 and 2006 with FHLB, and First National had a $10 million line of credit with FHLB at December 31, 2006. The interest rates on these lines are variable and can change daily, based on current market conditions. $1.5 million was borrowed, short term, from Orrstown Bank’s line at December 31, 2007; there were no borrowings under the lines of credit at December 31, 2006.

Orrstown Bank also has available a line of credit with Atlantic Central Bankers Bank of $8.5 million at December 31, 2007 and 2006 and First National had available $3,000,000 at December 31, 2006. The ACBB lines of credit are unsecured and the rates are based on the daily Federal Funds rate. There were no borrowings under these lines of credit at December 31, 2007 and 2006.

Orrstown Bank has a $5 million available line of credit with a correspondent bank at December 31, 2007 and 2006, the line of credit is unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under this line of credit at December 31, 2007 and 2006.

At December 31, 2007 and 2006, the Corporation has a $10 million unsecured line of credit with a correspondent bank with a rate based on 1.60 basis points over the 30 day LIBOR rate that can change monthly. At December 31, 2007 and 2006, $1,050,000 and $750,000 was borrowed against this line, respectively.

Also included in other borrowed funds are borrowings against certain life insurance policies that are used to fund deferred compensation benefits for certain directors. Interest rates are fixed at 8%. Collateral is the cash surrender value of the policies as disclosed in Note 9. The total balance of these loans was $477,000 and $451,000 at December 31, 2007 and 2006, respectively.

Total interest expense on borrowed funds charged to operations was $4,337,000, $3,182,000 and $2,246,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 14. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The following are the condensed balance sheets, income statements and statements of cash flows for the parent company:

BALANCE SHEETS

	At December 31,
(Dollars in thousands)	2007	2006
Assets
Cash	$155	$55
Securities available for sale	2,347	2,952
Investment in wholly-owned subsidiaries	94,243	87,134
Other assets	457	294

Total assets	$97,202	$90,435

Liabilities
Accrued expenses	$14	$121
Deferred taxes	14	176
Short-term borrowings	1,050	750

Total liabilities	1,078	1,047

Shareholders’ Equity
Common stock, no par value - $ .05205 stated value per share 50,000,000 shares authorized with 6,452,845 shares issued at December 31, 2007; 6,145,049 shares issued at December 31, 2006	336	320
Additional paid-in capital	82,488	72,023
Retained earnings	13,868	16,934
Accumulated other comprehensive income	567	507
Treasury stock - common, at cost 33,303 shares in 2007; 10,717 shares in 2006	(1,135)	(396)

Total shareholders’ equity	96,124	89,388

Total liabilities and shareholders’ equity	$97,202	$90,435

NOTE 14. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

INCOME STATEMENTS

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Income
Dividends from wholly-owned subsidiaries	$5,800	$10,290	$3,150
Other interest and dividend income	84	99	148
Other income	13	86	1
Non-recurring revenue	219	0	0
Gain on sale of investment securities	69	34	1

Total income	6,185	10,509	3,300

Expenses
Interest on borrowings	63	44	24
Stock option expense	161	224	0
Other expenses	382	380	449

Total expenses	606	648	473

Income before income taxes and equity in undistributed income of subsidiaries	5,579	9,861	2,827
Income tax expense (benefit)	(230)	(164)	(122)

Income before equity in undistributed income of subsidiaries	5,809	10,025	2,949

Equity in undistributed income of subsidiaries
Net income of subsidiaries	12,549	11,897	10,188
Less: dividends	(5,800)	(10,290)	(3,150)

Equity in undistributed income of subsidiaries	6,749	1,607	7,038

Net income	$12,558	$11,632	$9,987

NOTE 14. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$12,558	$11,632	$9,987
Adjustments to reconcile net income to cash provided by operating activities:
Investment securities (gains)	(69)	(34)	(1)
Net (gain) on sale of investment in affiliate	(219)	0	0
Stock based compensation	161	224	0
Equity in undistributed income of subsidiary	(6,749)	(1,607)	(7,038)
Increase (decrease) in other liabilities	(107)	36	(596)
(Increase) in other assets	(163)	(143)	(102)

Net cash provided by operating activities	5,412	10,108	2,250

Cash flows from investing activities:
Purchase of available for sale securities	(579)	(507)	(669)
Sales of available for sale securities	459	221	144
Maturities of available for sale securities	0	0	1,000
Proceeds from divesting of affiliates	551	78	0
Capitalized merger expenses	0	(178)	0
Purchase price of shares exchanged for cash	0	(8,882)	0

Net cash provided (used) by investing activities	431	(9,268)	475

Cash flows from financing activities:
Net proceeds (payments) on debt	300	750	(700)
Dividends paid	(5,271)	(4,662)	(3,157)
Proceeds from issuance of common stock	39	148	1,888
Purchase of treasury stock	(937)	(543)	0
Net proceeds from issuance of treasury stock	149	118	0
Cash paid in lieu of fractional shares	(23)	0	(19)

Net cash (used) by financing activities	(5,743)	(4,189)	(1,988)

Net increase in cash	100	(3,349)	737
Cash, beginning balance	55	3,404	2,667

Cash, ending balance	$155	$55	$3,404

NOTE 15. REGULATORY MATTERS

Dividends paid by Orrstown Financial Services, Inc., are generally provided from the subsidiary bank’s dividends to the parent company. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the bank’s surplus or additional paid-in capital be equal to the amount of capital stock. The Bank carries capital well in excess of capital requirements. Orrstown Bank has a balance of $53,503,000 in its retained earnings at December 31, 2007, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its “Financial Holding Company” status, all banking subsidiaries must maintain a well capitalized status. Orrstown Financial Services’ balance of retained earnings at December 31, 2007 is $13,868,000 and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current period earnings.

The Corporation is also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines, the Corporation is required to maintain minimum capital ratios. The leverage ratio compares capital to total adjusted balance sheet assets, while the risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks.

A comparison of Orrstown Financial Services’ capital ratios to regulatory minimums at December 31 is as follows:

	Orrstown Financial Services		Regulatory Requirements
	2007	2006	Minimum	Well Capitalized
Leverage ratio	8.57%	8.60%	4%	5%
Risk-based capital ratios:
Tier I (core capital)	10.72%	11.03%	4%	6%
Combined Tier I and Tier II (core capital plus allowance for loan losses)	11.62%	11.98%	8%	10%

As of December 31, 2007, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since notification that would alter their well capitalized classification.

NOTE 16. LEASES

The Corporation leases land and building space associated with certain branch offices, remote automated teller machines, and certain data processing equipment under agreements which expire at various times from 2008 through 2024. Total rent expense charged to operations in connection with these leases was $317,000, $350,000 and $270,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The total minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2007 are as follows:

(Dollars in thousands)	Due in the Year Ending December 31,
2008	$262
2009	191
2010	187
2011	175
2012	110
Thereafter	840

$1,765

NOTE 17. COMPENSATING BALANCE ARRANGEMENTS

The Corporation maintains deposit balances at several correspondent banks which provide check collection and item processing services to the Corporation. The balances with these correspondent banks, at times, exceed federally insured limits, which management considers to be a normal business risk.

For Orrstown Bank, the required deposit balance at the Federal Reserve was $65,000 at both December 31, 2007 and 2006. The required deposit balance at Atlantic Central Bankers Bank was $540,000 at both December 31, 2007 and 2006. For First National, the required deposit balance at the Federal Reserve was $40,000 at December 31, 2006. The required deposit balance at Atlantic Central Bankers Bank was $470,000 at December 31, 2006.

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation’s financial instruments were as follows at December 31:

	2007		2006
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash, due from banks, and short-term investments	$17,856	$17,856	$21,625	$21,625
Federal funds sold	808	808	18,404	18,404
Securities available for sale	90,604	90,604	87,543	87,543
Restricted bank stocks	5,751	5,751	3,850	3,850

Loans	701,964		618,827
Allowance for loan losses	(6,141)		(5,520)

Net loans	695,823	684,331	613,307	579,234

Accrued interest receivable	3,490	3,490	3,279	3,279

Total financial assets	$814,332	$802,840	$748,008	$713,935

Financial Liabilities
Deposits	$646,356	$646,897	$638,719	$638,951
Short-term borrowed funds	58,130	58,130	41,703	41,703
Long-term borrowed funds	75,903	76,819	32,440	31,645
Accrued interest payable	1,172	1,172	1,111	1,111

Total financial liabilities	$781,561	$783,018	$713,973	$713,410

NOTE 19. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

On June 13, 2007, Orrstown Bank purchased an investment management business. The following intangible assets were recorded as part of this transaction:

(Dollars in thousands)	Gross Amount	Amortization Period
Goodwill	$38	Subject to impairment evaluation

Identifiable intangible assets:
Customer List	13	15 years

Total identifiable intangible assets	$13

Goodwill totaling $18,160,000 and $450,000 was acquired in 2006 and 2005, respectively. No impairment losses have been recognized on intangibles.

The identifiable intangible assets that are related to acquisitions of customer lists and other intangibles are amortized on a straight-line basis over fifteen years, and the core deposit intangibles are amortized on a straight-line basis over ten years. The following table shows the amount of goodwill and intangible assets on the balance sheet at December 31:

(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Amount
	2007
Goodwill	$19,395	$0	$19,395

Identifiable intangible assets:
Deposit premiums	2,348	821	1,527
Customer list	565	119	446
Other	62	62	0

Total identifiable intangible assets	$2,975	$1,002	$1,973

	2006
Goodwill	$19,358	$0	$19,358

Identifiable intangible assets:
Deposit premiums	2,348	609	1,739
Customer list	551	81	470
Other	62	62	0

Total identifiable intangible assets	$2,961	$752	$2,209

	2005
Goodwill	$1,198	$0	$1,198

Identifiable intangible assets:
Deposit premiums	683	453	230
Customer list	551	44	507
Other	62	61	1

Total identifiable intangible assets	$1,296	$558	$738

Amortization expense was $250,000, $194,000, and $98,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense for the next five years is as follows:

(Dollars in thousands)
2008	$250
2009	250
2010	236
2011	209
2012	208

$1,153

NOTE 20. INVESTMENT IN LIMITED PARTNERSHIPS

During 1999, First National entered in to a low income housing project in which they became a 1% limited partner, which was subsequently transferred to Orrstown Bank when the banks combined in June 2007. The Bank made $814,000 in payments to the project which was completed in 2000. In 2007, the Bank entered into two more low income housing projects, becoming limited partners with them. The Bank contributed approximately $1,934,000 to these two projects during 2007. The Bank has committed to pay an additional $586,000 to one of the projects when it is completed during 2008.

These limited partnerships, which are primarily low income housing projects, located in Newport and Carlisle, Pennsylvania, will entitle the Bank to substantial annual tax deductions and credits that will expire in 2018. During the years ended December 31, 2007 and 2006, the Bank recognized $64,000 and $64,000, respectively, in federal tax credits from the initial project. The other two partnerships were not complete at the end of 2007 and, therefore, the Bank was not able to use any tax credits for them in 2007, but will utilize these in future years.

The Bank’s recorded investment in these partnerships totaled $2,373,000 and $498,000 at December 31, 2007 and 2006, respectively, and is included in other assets on the balance sheet. The investments are accounted for by the equity method. The initial carrying value will be increased as additional investments are made and adjusted for the Bank’s proportionate share of earnings (losses) in the partnerships. Losses of $59,000 and $49,000 were recorded for the years ended December 31, 2007 and 2006, respectively.

During 1999, the Bank became a 1% partner in the Brethren House Limited Partnership, a low income housing project. This investment also produces tax credits in the amount of $30,000 per year that will expire in 2009. The investment in Brethren House is not accounted for by the equity method, but is amortized over a period of 15 years. The Bank’s investment in this partnership was $102,000 and $118,000 at December 31, 2007 and 2006, respectively, and is included in other assets on the balance sheet. Amortization of the investment of $16,000 was recorded for the years ended December 31, 2007 and 2006.

NOTE 21. COMMITMENTS

During 2007, the Corporation entered into purchase commitments of $1,593,000 related to a proposed land site and expanding and remodeling existing offices. At December 31, 2007, $430,000 of these commitments had been paid.

NOTE 22. STOCK REPURCHASE PLAN

On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares, as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of December 31, 2007, 42,713 shares have been purchased under the program.

Item 9 - Changes in, and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on such evaluation, such officers have concluded that the Corporation’s disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. Management’s Report on internal control over financial reporting for December 31, 2007 is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A. The audit report of the registered public accounting firm on internal control over financial reporting is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A. There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the fourth quarter of 2007.

Item 9B - Other Information

The Corporation had no other events that should have been disclosed on form 8K that were not already disclosed on such forms.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The Corporation has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Corporation’s Code of Ethics for Senior Financial Officers is available on Orrstown Bank’s website at http://www.orrstown.com.

All other information required by Item 10, is incorporated, by reference, from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11 - Executive Compensation

The information required by Item 11 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	289,169	$29.24	143,995
Equity compensation plan not approved by security holders (1)	34,468	$23.96	36,273

Total	323,637	$28.68	180,268

(1)	Non-Employee Director Stock Option Plan of 2000. On January 27, 2000, the Board of Directors of the Corporation approved the Orrstown Financial Services, Inc. Non-Employee Director Stock Option Plan of 2000. The Directors’ Option Plan is a formula plan under which options to purchase shares of the Corporation’s Common Stock are granted each year to directors in office on April 1. The number of options granted each year is based on the Corporation’s return on average equity for the most recent fiscal year. All options have a term of 10 years from the regular grant date, are fully exercisable from the regular grant date, and have an exercise price equal to the fair market value of the Corporation’s Common Stock as of the date of the grant of the option based upon criteria as outlined in the plan. If a director “retires”, whether as a result of reaching mandatory retirement age, or under any other circumstances the Board of Directors, in its discretion, may determine to constitute retirement, the options previously granted to the director will expire at their scheduled expiration date. If a director’s service as a director terminates for any other reason, the options previously granted to the director will expire six months after the date of termination of service unless scheduled to expire sooner.

All other information required by Item 12 is incorporated, by reference, from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14 - Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2008 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) - Financial Statements

Consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiary required in response to this Item are incorporated by reference from Item 8 of this report:

(2) - Financial Statement Schedules

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

ORRSTOWN FINANCIAL SERVICES, INC.
(Registrant)

	By	/s/ Kenneth R. Shoemaker
Kenneth R. Shoemaker, President
Dated: March 13, 2008		(Duly authorized officer)

	By	/s/ Bradley S. Everly
Bradley S. Everly, Chief Financial Officer
Dated: March 13, 2008		(Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth R. Shoemaker	President and CEO of Orrstown Bank and Director	March 13, 2008
Kenneth R. Shoemaker

/s/ Peter C. Zimmerman	Executive Vice President and Director	March 13, 2008
Peter C. Zimmerman

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 13, 2008
Joel R. Zullinger

/s/ Jeffrey W. Coy	Vice Chairman of the Board and Director	March 13, 2008
Jeffrey W. Coy

/s/ Denver L. Tuckey	Secretary and Director	March 13, 2008
Denver L. Tuckey

/s/ Anthony F. Ceddia	Director	March 13, 2008
Dr. Anthony F. Ceddia

/s/ Andrea Pugh	Director	March 13, 2008
Andrea Pugh

/s/ Gregory A. Rosenberry	Director	March 13, 2008
Gregory A. Rosenberry

/s/ Glenn W. Snoke	Director	March 13, 2008
Glenn W. Snoke

/s/ John S. Ward	Director	March 13, 2008
John S. Ward