Form 10-Q
period 2008-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2008-05-08
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 31, 2008, 6,419,552 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	(Unaudited) March 31, 2008	(Audited) * December 31, 2007
ASSETS
Cash and due from banks	$17,970	$17,625
Federal funds sold	24,130	808

Cash and cash equivalents	42,100	18,433

Interest bearing deposits with banks	1,053	231
Member stock, at cost which approximates market value	6,477	5,751
Securities available for sale	77,005	90,604

Loans	721,234	701,964
Allowance for loan losses	(6,187)	(6,141)

Net Loans	715,047	695,823

Premises and equipment, net	27,180	25,980
Goodwill and intangible assets	21,324	21,368
Cash surrender value of life insurance	16,208	16,067
Accrued interest receivable	3,409	3,490
Other assets	7,756	7,232

Total assets	$917,559	$884,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$93,075	$91,365
Interest bearing	574,029	554,991

Total deposits	667,104	646,356

Short term borrowings	53,524	58,130
Long term debt	88,455	75,903
Accrued interest payable	1,277	1,172
Other liabilities	9,086	7,294

Total liabilities	819,446	788,855

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 6,453,427 and 6,452,845 shares issued	336	336
Additional paid - in capital	82,488	82,488
Retained earnings	15,507	13,868
Accumulated other comprehensive income	934	567

Treasury stock, 33,875 and 33,303 shares, at cost	(1,152)	(1,135)

Total shareholders’ equity	98,113	96,124

Total liabilities and shareholders’ equity	$917,559	$884,979

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2008	March 2007
INTEREST INCOME
Interest and fees on loans	$12,245	$11,341
Interest and dividends on investment securities	1,018	1,006
Interest on short term investments	125	212

Total interest income	13,388	12,559

INTEREST EXPENSE
Interest on deposits	4,085	4,503
Interest on short-term borrowings	411	500
Interest on long-term debt	975	396

Total interest expense	5,471	5,399

Net interest income	7,917	7,160
Provision for loan losses	158	60

Net interest income after provision for loan losses	7,759	7,100

OTHER INCOME
Service charges on deposits	1,535	1,228
Other service charges	708	486
Trust department income	710	610
Brokerage income	379	356
Other income	230	191
Securities gains / (losses)	49	54

Total other income	3,611	2,925

OTHER EXPENSES
Salaries and employee benefits	4,017	3,704
Occupancy and equipment	957	897
Data processing	221	224
Advertising	98	78
Other operating expense	1,407	1,066

Total other expense	6,700	5,969

Income before income taxes	4,670	4,056
Income tax expense	1,420	1,193

Net income	$3,250	$2,863

PER SHARE DATA
Basic earnings per share	$0.51	$0.45
Diluted earnings per share	$0.48	$0.42
Dividends per share	$0.21	$0.20

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Beginning Balance, January 1, 2007	$320	$72,023	$16,934	$507	$(396)	$89,388

Comprehensive income
Net income	0	0	2,863	0	0	2,863
Change in unrealized gain on investment securities available for sale, net of tax	0	0	0	47	0	47

Total comprehensive income						2,910

Cash dividends ($.20 per share)	0	0	(1,288)	0	0	(1,288)
Stock-based compensation plans:
Issuance of stock	0	15	0	0	0	15
Purchase of treasury stock (5,000 shares)	0	0	0	0	(185)	(185)

Balance, March 31, 2007	$320	$72,038	$18,509	$554	$(581)	$90,840

Beginning Balance, January 1, 2008	$336	$82,488	$13,868	$567	$(1,135)	$96,124

Comprehensive income
Net income	0	0	3,250	0	0	3,250
Change in unrealized gain on investment securities available for sale, net of tax	0	0	0	367	0	367

Total comprehensive income						3,617

Cash dividends ($.21 per share)	0	0	(1,348)	0	0	(1,348)
Split dollar post retirement plan	0	0	(263)	0	0	(263)
Purchase of treasury stock (582 shares)	0	0	0	0	(18)	(18)
Issuance of treasury stock (10 shares)	0	0	0	0	1	1

Balance, March 31, 2008	$336	$82,488	$15,507	$934	$(1,152)	$98,113

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2008	March 2007
COMPREHENSIVE INCOME
Net Income	$3,250	$2,863

Other comprehensive income, net of tax Unrealized gain on investment securities available for sale	367	47

Comprehensive Income	$3,617	$2,910

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2008	March 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,250	$2,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471	461
Provision for loan losses	158	60
Other, net	747	(490)

Net cash provided by operating activities	4,626	2,894

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks	(822)	418
Purchases of available for sale securities	(11,843)	(4,108)
Sales and maturities of available for sale securities	26,063	5,766
Purchase of intangible assets	18	0
Net (increase) in loans	(19,382)	(17,440)
Purchases of bank premises and equipment	(1,596)	(251)
Other, net	(726)	(175)

Net cash (used) by investing activities	(8,288)	(15,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,748	4,954
Dividends paid	(1,348)	(1,287)
Proceeds from issuance of common stock	0	15
Purchase of treasury stock	(17)	(185)
Net change in short-term borrowings	(4,606)	2,525
Proceeds from long-term borrowings	13,000	4,000
Repayment of long-term borrowings	(448)	(228)

Net cash provided by financing activities	27,329	9,794

Net increase (decrease) in cash and cash equivalents	23,667	(3,102)
Cash and cash equivalents at beginning of period	18,433	39,134

Cash and cash equivalents at end of period	$42,100	$36,032

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,366	$5,482
Income Taxes	0	0
Supplemental schedule of noncash investing and financing activities:
Unrealized gain (loss) on investments available for sale (net of deferred taxes of $195 and $20 at March 31, 2008 and 2007, respectively)	367	47

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Company) and its subsidiary are presented at and for the three months ended March 31, 2008 and 2007 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2007 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2007.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Cash Flows

For purposes of the Statements of Cash Flows, cash and cash equivalents include Cash and due from banks and Federal funds sold. As permitted by Statement of Financial Accounting Standards No. 104, the Company has elected to present the net increase or decrease in deposits with banks, loans and deposits in the Statement of Cash Flows.

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

Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as securities held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time, and not intended to be held to maturity, are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Company’s results of operations.

The Company has classified all investment securities as “available for sale”. At December 31, 2007, fair value exceeded amortized cost by $865,000 and at March 31, 2008 fair value exceeded amortized cost by $1,428,000. In shareholders’ equity, the balance of accumulated other comprehensive income increased to $934,000 at March 31, 2008 from $567,000 at December 31, 2007.

Stock-Based Compensation

The Company maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Company’s directors and the Bank’s employees. FAS Statement No 123R, “Share-Based Payment” requires financial statement recognition of compensation cost for stock options and other stock-based awards. Both of the Company’s stock-based compensation plans are fully vested when granted and, therefore, are expensed on the date of grant using the Black-Scholes option-pricing model.

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

Earnings per share for the three months ended March 31, have been computed as follows:

	Three Months Ended
(In Thousands, except per share data)	March 2008	March 2007
Net Income	$3,250	$2,863
Weighted average shares outstanding (basic)	6,420	6,436
Impact of common stock equivalents	323	288

Weighted average shares outstanding (diluted)	6,743	6,724

Per share information:
Basic earnings per share	$0.51	$0.45
Diluted earnings per share	$0.48	$0.42

Change in Accounting Principle

In September of 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04. This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Company has promised a continuation of life insurance coverage to persons post retirement. EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees’ term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement. This EITF became effective for fiscal years beginning after December 15, 2007. The effect of this change on January 1, 2008 was a reduction in retained earnings and an increase in accrued benefit liabilities of $263,000.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this SFAS, permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This SFAS is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the fiscal year that begins before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement.” The Company elected not to early adopt SFAS No. 159 or SFAS No. 157, and has no current plan to exercise the fair value option for any eligible items under SFAS No. 159.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141 (R)). The Statement replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year annual reporting period that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements an Amendment of ARB No. 51 (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interest in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Company does not expect the implementation of SFAS 160 to have a material impact on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its financial statements.

Note 2: Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As of March 31, 2008, $24,954,000 of performance standby letters of credit have been issued. The Company does not anticipate any losses as a result of these transactions.

Note 3: Fair Value Measurements

SFAS 157, Fair Value Measurements, (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a three-level valuation hierarchy for disclosure of fair value measurement and expands disclosures requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows: Level 1- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. At March 31, 2008, Level 1 securities were $2,471,000 and Level 2 securities were $74,534,000. All of the Company’s securities are classified as available for sale.

Loans Held for Sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, loans held for sale of $505,000 were included in total loans on the balance sheet and were recorded at cost.

Impaired Loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

Note 4: Changes in Common Stock

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

OVERVIEW

Orrstown Financial Services, Inc. (the Company) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank. The following is a discussion of our consolidated financial condition at March 31, 2008 and results of operations for the three months ended March 31, 2008 and three months ended March 31, 2007. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,250,000 for the first quarter of 2008 compared to $2,863,000 for the same period in 2007, representing an increase of $387,000 or 13.5%. Basic earnings per share (EPS) increased $0.06 to $0.51 in the recent quarter from the $0.45 earned during the first quarter of 2007. Diluted earnings per share for the first quarter were $0.48 versus $0.42 last year. All per share amounts have been restated to reflect the 5% stock dividend paid to shareholders on June 15, 2007.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

The following statistics compare the first quarter’s performance of 2008 to that of 2007:

	Three Months Ended
	March 2008	March 2007
Return on average assets	1.45%	1.44%
Return on average tangible assets	1.50%	1.50%
Return on average equity	13.52%	12.95%
Return on average tangible equity	17.58%	17.29%
Average equity / Average assets	10.73%	11.13%

RESULTS OF OPERATIONS

Quarter ended March 31, 2008 compared to Quarter ended March 31, 2007

Net interest income for the first quarter of 2008 was $7,917,000 representing a growth of $757,000, or 10.6% over the $7,160,000 realized during the first quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the first quarter of 2008 and 2007 was $8,153,000 and $7,402,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Three Months Ended
	March 2008			March 2007
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$17,311	$125	2.90%	$16,170	$212	5.32%
Investment securities	89,679	1,170	5.26%	90,043	1,173	5.24%
Total loans	713,965	12,329	6.86%	625,660	11,416	7.31%

Total interest-earning assets	820,955	13,624	6.60%	731,873	12,801	7.01%

Interest Bearing Liabilities:
Interest bearing demand deposits	$232,713	$1,102	1.90%	$179,933	$754	1.70%
Savings deposits	62,967	215	1.37%	81,074	424	2.12%
Time deposits	273,938	2,768	4.06%	292,712	3,325	4.61%
Short term borrowings	56,096	411	2.95%	41,805	500	4.85%
Long term borrowings	86,522	975	4.46%	33,095	396	4.79%

Total interest bearing liabilities	712,236	5,471	3.09%	628,619	5,399	3.48%

Net interest income / net interest spread		$8,153	3.51%		$7,402	3.53%

Net interest margin			3.92%			4.02%

Interest Income FTE

FTE interest income totaled $13,624,000 for the first quarter of 2008 versus $12,801,000 for the same period last year, a difference of $823,000, or 6.4%. Although the Company had a substantial increase in volume variance over all, the rate variance was the contributing factor to the decline in the earning asset yield from 7.01% during the first quarter 2007 to 6.60% for the first quarter 2008. The decline in the prime lending rate, from 825 basis points on January 1, 2007 to 525 basis points at the end of March 2008, as well a similar decline in the federal funds rate over the same period, resulted in a lower interest earning rate. 200 basis points of the drop in the prime lending rate occurred during the first quarter 2008, affecting many of the variable rate loan yields immediately. Loan demand continued to be strong over this period as loans grew $88.3 million, or 14.1%. Commercial loans continue to be the largest segment of loan growth, increasing by $81.0 million. Consumer loans increased by $10.4 million while mortgage loans decreased by $3.1 million. Although the balances on in house mortgage loans have declined, secondary market mortgage originations have continued to grow from $73.4 million at March 31, 2007 to $100.0 million at March 31, 2008 contributing to noninterest income. The balances of federal funds sold, investment securities and other interest earning assets remained relatively flat, but federal funds income declined due to the aforementioned rate drop

Interest Expense

Interest expense increased $72,000 or 1.3%, to $5,471,000. Interest bearing liabilities increased by $83.6 million to $712.2 million, or 13.3%. The rate paid on interest bearing liabilities decreased from 3.48% during first quarter 2007 to 3.09% for first quarter 2008.

The reward checking product introduced early in the second quarter of 2007 has grown to $32.2 million at March 31, 2008. With a higher average interest rate than the basic interest checking account products, the Reward Checking product increased the overall weighted rate in interest bearing demand deposits. Money market account deposits also grew significantly, adding $43.8 million in deposits. Increases in interest expense for money market accounts were solely caused by volume factors as interest rates declined on these products.

Savings account balances have declined $18.1 million from the first quarter 2007 with some disintermediation to higher rate deposit products. Time deposit accounts have decreased by $18.8 million versus the first quarter of 2007 due to our declining interest rate environment.

Borrowed funds in the form of repurchase agreements and other short term borrowings have increased by $14.3 million, but interest expense has declined due to the falling rate environment. Long term borrowing balances have increased by $53.4 million and are the main factor in interest expense increases in response to a challenging environment for the growth of deposits. The Company still maintains over $200 million of availability, however, at the Federal Home Loan Bank.

Net Interest Income

Net interest income has continued to increase each quarter primarily due to volume factors as growth has remained strong, particularly in the commercial loan area. Although the Company has had steady growth in net interest income, the net interest spread has decreased slightly from 3.53% to 3.51% and the net interest margin has decreased from 4.02% during first quarter 2007 to 3.92% during first quarter 2008. The tightening of the net interest margin is due, in part, to the reduction in the prime lending rate and the federal funds rate throughout the first quarter of 2008, as the Bank has many prime based loans. In addition, the Bank is experiencing some disintermediation of existing deposits to higher rate products. The Company is positioned adequately, however, to avoid material earnings damage under any interest rate scenario.

Noninterest Income

Total noninterest income, excluding securities gains, increased $691,000, or 24.1%, from $2,871,000 to $3,562,000. Net securities gains in the first quarter 2007 were $54,000 compared to the $49,000 of net gains taken in the first quarter of 2008. Service charges on deposits increased 25.0% or $307,000. Overdraft protection fees rose $197,000 and revenue from debit card utilization grew $109,000 due to changing consumer habits and the popularity of our reward checking product. Other service charges increased by $222,000, or 45.7%, due primarily to secondary market mortgage fees as we have seen significant refinancing demands. Asset management fees contributed an additional $100,000, or 16.4% and brokerage fees increased $23,000, as Orrstown Financial Advisors continues to grow in both assets managed and profitability. Other income increased by $39,000 due in part to additional rental income associated with the purchase of the North Pointe Business Center in October of 2007. This building will be used predominately as an operations center but contains two rental units.

Noninterest Expense

Other expenses rose from $5,969,000 during the first quarter 2007 to $6,700,000 during the first quarter of 2008, an increase of $731,000, or 12.2%. The increase in salaries and benefits of 8.5%, or $313,000 was the major contributor to noninterest expense. Of that amount, salary expense rose by $116,000, profit sharing expense increased by $75,000, employee health care benefits rose $56,000, salary continuation and retirement plans added $26,000, and employment taxes grew by $22,000. The employee base continues to grow as the Company grows and most annual increases take effect during the first quarter. Personnel expenses continue to be our largest expense apart from interest expense.

The growth in the Company has caused occupancy and equipment expense to rise 6.7%, or $60,000. Depreciation expense increased by $22,000 to $396,000 and is the largest contributor to occupancy and equipment expense. Maintenance and repairs added $28,000, while equipment leasing and rental expenses declined.

Other operating expenses increased to $1,407,000 or 32.0%. The increase is generally due to organic growth. The move to remote deposit capture has helped to contain operation expenses. Deposit write offs grew $46,000, mortgage servicing expense increased by $40,000 due to the increased loan demand for secondary market mortgage loans. Increased long distance usage and increased costs in remote phones contributed to a $36,000 increase in telephone expense. Expanded usage of debit cards caused an increase of $32,000 in processing expense.

The overhead efficiency ratio for Orrstown Financial Services, Inc. improved to 56.6% for the current quarter versus the first quarter 2007 ratio of 57.5%. The Company is pleased to have held its efficiency ratio below 60% consistently, which is admirable for a banking company with less than $1 billion of assets. Noninterest income is growing at a faster pace than noninterest expense as we continually work to contain costs.

INCOME TAX EXPENSE

Income tax expense increased $227,000, or 19.0%, during the first quarter of 2008 versus the first quarter of 2007. The marginal federal income tax bracket is 38% for 2008 and 2007, but the use of tax free investments and an increase in low income housing credit investments has helped us lower our effective income tax rate.

Effective income tax rates were as follows:

	Three Months Ended
	March 2008	March 2007
Effective income tax rate	30.4%	29.4%

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

The provision for loan losses amounted to $158,000 and $60,000 for the first quarter of 2008 and 2007, respectively. These provisions compared to net charge-offs of $112,000 during the first quarter 2008 and $10,000 during the same period last year. The reserve to loan ratio for the Company was 0.86% at March 31, 2008 compared to 0.88% on March 31, 2007.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended
(Dollars in Thousands)	March 2008	March 2007
Balance at beginning of period	$6,141	$5,520
Provision for loan losses	158	60
Recoveries	6	10
Loan charge-offs	(118)	(20)

Balance at end of period	$6,187	$5,570

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at March 31, are as follows:

(Dollars in Thousands)	2008	2007
Loans on nonaccrual (cash) basis	$84	$91
Loans whose terms have been renegotiated	0	0
OREO	225	318

Total nonperforming loans and OREO	309	409

Loans past due 90 or more days and still accruing	4,261	1,538

Total nonperforming and other risk assets	$4,570	$1,947

Ratio of total risk assets to total loans and OREO	0.63%	0.31%
Ratio of total risk assets to total assets	0.50%	0.24%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at March 31, 2008 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	8.5%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	10.7%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.6%	8%	10%

All growth experienced during 2008 has been supported by capital growth in the form of retained earnings. Equity represented 10.7% of assets at March 31, 2008 and 10.9% at December 31, 2007.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Funds provided from financing activities, including proceeds from long-term borrowings, were the primary source of liquidity for the first three months of 2008. Additional liquidity was provided by operating activities and the sale and maturities of available for sale securities.

PART I—FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly positive at $17.2 million at March 31, 2008 and the RSA/ RSL cumulative ratio was 1.05%, which is an increase from the 0.99% at December 31, 2007. The cumulative RSA/RSL at March 31, 2008 is 1.09% at three months and 1.00% at six months. The Company enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on such evaluation, such officers have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2008.

PART II—OTHER INFORMATION

Item 1 - Legal Proceedings

The nature of Orrstown Financial Services, Inc.’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

Item 1A - Risk Factors

There are a number of significant risks and uncertainties, including those specified below, that may adversely affect the Company’s business, financial results or stock price. Additional risks that the Company currently does not know about or currently views as immaterial may also impair the Company’s business or adversely impact its financial results or stock price.

Factors that might cause such differences include, but are not limited to the following: (1) competitive pressures among financial institutions increasing significantly in the markets where the Company operates; (2) general business and economic conditions, either nationally or locally being less favorable than expected; (3) changes in the domestic interest rate environment could reduce the Company’s net interest income; (4) legislation or regulatory changes which adversely affect the ability of the Company to conduct its current or future operations; (5) acts or threats of terrorism and political or military actions taken by the United States or other governments and natural disasters globally or nationally could adversely affect general economic or industry conditions; (6) operational losses related to or resulting from: the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system, business continuation and disaster recovery, as well as security risks associated with “hacking” and “identity theft”; (7) negative publicity could damage the Company’s reputation and adversely impact its business and/or stock trades and prices; (8) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties; (9) the Company relies on other companies to provide key components of business infrastructure in the form of third party vendors. Third party vendors could adversely affect the ability of the Company to perform its normal course of business or deliver products and services to its customers; (10) and other risk factors that may occur in current or future operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended March 31, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
1/1/08 through 1/31/08	32	$31.13	N/A	107,255
2/1/08 through 2/29/08	250	30.63		107,005
3/1/08 through 3/31/08	300	30.17		106,705

Total	582	$30.42

(1) On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of March 31, 2008, 43,295 shares have been purchased under the program. The Company did not sell any unregistered securities.

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

/s/ Kenneth R. Shoemaker
(Kenneth R. Shoemaker, President & CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Senior Vice
President & CFO)
(Chief Financial Officer)

/s/ Robert B. Russell
(Robert B. Russell, Controller)
(Chief Accounting Officer)

Date: May 5, 2008

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