Form 10-Q
period 2008-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2008-08-08
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

YES  ☐    NO  ☒

As of June 30, 2008, 6,425,040 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited) *
(Dollars in Thousands)	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$20,973	$17,625
Federal funds sold	3,949	808

Cash and cash equivalents	24,922	18,433
Interest bearing deposits with banks	286	231
Member stock, at cost which approximates market value	6,737	5,751
Securities available for sale	82,169	90,604
Loans	752,697	701,964
Allowance for loan losses	(6,429)	(6,141)

Net Loans	746,268	695,823
Premises and equipment, net	29,828	25,980
Goodwill and intangible assets	21,261	21,368
Cash surrender value of life insurance	16,348	16,067
Accrued interest receivable	3,442	3,490
Other assets	8,258	7,232

Total assets	$939,519	$884,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$87,844	$91,365
Interest bearing	589,292	554,991

Total deposits	677,136	646,356
Short term borrowings	65,327	58,130
Long term debt	88,038	75,903
Accrued interest payable	1,026	1,172
Other liabilities	8,301	7,294

Total liabilities	839,828	788,855

Common stock, no par value - $.05205 stated value per share; 50,000,000 shares authorized; 6,452,845 and 6,452,845 shares issued	336	336
Additional paid - in capital	82,419	82,488
Retained earnings	17,698	13,868
Accumulated other comprehensive income	146	567
Treasury stock, 27,805 and 33,303 shares, at cost	(908)	(1,135)

Total shareholders’ equity	99,691	96,124

Total liabilities and shareholders’ equity	$939,519	$884,979

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	June 2008	June 2007
INTEREST INCOME
Interest and fees on loans	$11,726	$11,857
Interest and dividends on investment securities	905	974
Interest on short term investments	54	189

Total interest income	12,685	13,020

INTEREST EXPENSE
Interest on deposits	3,299	4,665
Interest on short-term borrowings	239	580
Interest on long-term debt	983	415

Total interest expense	4,521	5,660

Net interest income	8,164	7,360
Provision for loan losses	257	90

Net interest income after provision for loan losses	7,907	7,270

OTHER INCOME
Service charges on deposits	1,718	1,393
Other service charges	1,119	554
Trust department income	713	648
Brokerage income	377	383
Other income	218	176
Non-recurring revenue	0	219
Securities gains / (losses)	(1)	16

Total other income	4,144	3,389

OTHER EXPENSES
Salaries and employee benefits	3,811	3,588
Occupancy and equipment	1,072	898
Data processing	247	194
Advertising	145	108
Non-recurring expense	0	78
Other operating expense	1,610	1,259

Total other expense	6,885	6,125

Income before income taxes	5,166	4,534
Income tax expense	1,563	1,314

Net income	$3,603	$3,220

PER SHARE DATA
Basic earnings per share	$0.56	$0.50
Diluted earnings per share	$0.54	$0.48
Dividends per share	$0.22	$0.20

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
(Dollars in Thousands)	June 2008	June 2007
INTEREST INCOME
Interest and fees on loans	$23,971	$23,198
Interest and dividends on investment securities	1,923	1,980
Interest on short term investments	179	401

Total interest income	26,073	25,579

INTEREST EXPENSE
Interest on deposits	7,384	9,168
Interest on short-term borrowings	650	1,080
Interest on long-term debt	1,958	811

Total interest expense	9,992	11,059

Net interest income	16,081	14,520
Provision for loan losses	415	150

Net interest income after provision for loan losses	15,666	14,370

OTHER INCOME
Service charges on deposits	3,253	2,621
Other service charges	1,827	1,040
Trust department income	1,423	1,258
Brokerage income	756	739
Other income	448	367
Non-recurring revenue	0	219
Securities gains	48	70

Total other income	7,755	6,314

OTHER EXPENSES
Salaries and employee benefits	7,828	7,292
Occupancy and equipment	2,029	1,795
Data processing	478	418
Advertising	243	186
Non-recurring expense	0	78
Other operating expense	3,007	2,325

Total other expense	13,585	12,094

Income before income taxes	9,836	8,590
Income tax expense	2,983	2,507

Net income	$6,853	$6,083

PER SHARE DATA
Basic earnings per share	$1.07	$0.95
Diluted earnings per share	$1.02	$0.90
Dividends per share	$0.43	$0.40

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Beginning Balance, January 1, 2007	$320	$72,023	$16,934	$507	($396)	$89,388

Comprehensive income
Net income	0	0	6,083	0	0	6,083
Change in unrealized gain on investment securities available for sale, net of tax	0	0	0	(488)	0	(488)

Total comprehensive income						5,595

Cash dividends ($.40 per share)	0	0	(2,573)	0	0	(2,573)
Stock dividends issued	16	10,314	(10,330)	0	0	0
Cash paid in lieu of fractional stock dividends	0	0	(23)	0	0	(23)
Stock-based compensation plans:
Compensation expense	0	18	0	0	0	18
Issuance of stock	0	15	0	0	0	15
Purchase of treasury stock (17,000 shares)	0	0	0	0	(589)	(589)
Issuance of treasury stock (1,978 shares)	0	(14)	0	0	73	59

Balance, June 30, 2007	$336	$82,356	$10,091	$19	($912)	$91,890

Beginning Balance, January 1, 2008	$336	$82,488	$13,868	$567	($1,135)	$96,124

Comprehensive income
Net income	0	0	6,853	0	0	6,853
Change in unrealized gain on investment securities available for sale, net of tax	0	0	0	(421)	0	(421)

Total comprehensive income						6,432

Cash dividends ($.43 per share)	0	0	(2,760)	0	0	(2,760)
Split dollar post retirement plan	0	0	(263)	0	0	(263)
Stock-based compensation plans:
Compensation expense	0	(8)	0	0	0	(8)
Purchase of treasury stock (3,962 shares)	0	0	0	0	(123)	(123)
Issuance of treasury stock (9,460 shares)	0	(61)	0	0	350	289

Balance, June 30, 2008	$336	$82,419	$17,698	$146	($908)	$99,691

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	June 2008	June 2007
COMPREHENSIVE INCOME
Net Income	$3,603	$3,220
Other comprehensive income, net of tax
Unrealized (loss) on investment securities available for sale	(788)	(535)

Comprehensive Income	$2,815	$2,685

	Six Months Ended
(Dollars in Thousands)	June 2008	June 2007
COMPREHENSIVE INCOME
Net Income	$6,853	$6,083
Other comprehensive income, net of tax
Unrealized (loss) on investment securities available for sale	(421)	(488)

Comprehensive Income	$6,432	$5,595

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in Thousands)	June 2008	June 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,853	$6,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,028	937
Provision for loan losses	415	150
Other, net	(601)	(1,829)

Net cash provided by operating activities	7,695	5,341

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks	(55)	348
Purchases of available for sale securities	(25,791)	(4,109)
Sales and maturities of available for sale securities	33,631	11,178
Purchase of intangible assets	18	51
Net (increase) in loans	(50,860)	(34,443)
Purchases of bank premises and equipment	(4,680)	(2,861)
Other, net	(986)	(542)

Net cash (used) by investing activities	(48,723)	(30,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,780	15,042
Dividends paid	(2,760)	(2,573)
Net proceeds from issuance of common stock	0	1
Purchase of treasury stock	(123)	(589)
Net proceeds from issuance of treasury stock	288	73
Net change in short-term borrowings	7,197	6,746
Proceeds from long-term borrowings	13,000	4,000
Repayment of long-term borrowings	(865)	(7,958)
Other, net	0	(23)

Net cash provided by financing activities	47,517	14,719

Net increase (decrease) in cash and cash equivalents	6,489	(10,318)
Cash and cash equivalents at beginning of period	18,433	39,134

Cash and cash equivalents at end of period	$24,922	$28,816

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,138	$11,241
Income Taxes	3,025	2,725
Supplemental schedule of noncash investing and financing activities:
Unrealized (loss) on investments available for sale (net of deferred taxes of $(222) and $(263) at June 30, 2008 and 2007, respectively)	(421)	(488)

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Company) and its subsidiary are presented at and for the three and six months ended June 30, 2008 and 2007 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2007 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2007.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company has classified all investment securities as “available for sale”. At December 31, 2007, fair value exceeded amortized cost by $865,000 and at June 30, 2008 fair value exceeded amortized cost by $223,000. In shareholders’ equity, the balance of accumulated other comprehensive income decreased to $146,000 at June 30, 2008 from $567,000 at December 31, 2007.

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

Earnings per share for the three and six months ended June 30, have been computed as follows:

	Three Months Ended		Six Months Ended
(In Thousands, except per share data)	June 2008	June 2007	June 2008	June 2007
Net Income	$3,603	$3,220	$6,853	$6,083
Weighted average shares outstanding (basic)	6,422	6,431	6,421	6,434
Impact of common stock equivalents	318	291	321	289

Weighted average shares outstanding (diluted)	6,740	6,722	6,742	6,723

Per share information:
Basic earnings per share	$0.56	$0.50	$1.07	$0.95
Diluted earnings per share	$0.54	$0.48	$1.02	$0.90

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

Note 2: Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As of June 30, 2008, $26,354,000 of performance standby letters of credit have been issued. The Company does not anticipate any losses as a result of these transactions.

Note 3: Fair Value Measurements

SFAS 157, Fair Value Measurements, (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a three-level valuation hierarchy for disclosure of fair value measurement and expands disclosures requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The three levels are defined as follows: Level 1- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market for the asset or liability, for substantially the full term of the financial instrument. Level 3 – the valuation methodology is derived from model-based techniques in which at least one significant input is unobservable to the fair value measurement and based on the Company’s own assumptions about market participants’ assumptions.

Following is a description of the valuation methodologies used for instruments measured on a recurring basis at estimated fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. All of the Company’s securities are classified as available for sale.

Loans Held for Sale

Loans held for sale which is required to be measured at the lower of cost or fair value. Under SFAS No 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, loans held for sale were included in total loans on the balance sheet and were recorded at cost.

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

The Company had no estimated fair value liabilities at June 30, 2008. A summary of assets at June 30, 2008 measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$1,283	$80,886	$0	$82,169

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Company) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank. The following is a discussion of our consolidated financial condition at June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and three and six months ended June 30, 2007. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,603,000 for the second quarter of 2008 compared to $3,220,000 for the same period in 2007, representing an increase of $383,000 or 11.9%. Basic earnings per share (EPS) increased $0.06 to $0.56 in the recent quarter from the $0.50 earned during the second quarter of 2007. Diluted earnings per share for the second quarter were $0.54 versus $0.48 last year.

Net income for the first six months of 2008 was $6,853,000 compared to $6,083,000 for the same period in 2007, representing an increase of $770,000 or 12.7%. Basic earnings per share for the first half of 2008 increased by $0.12 to $1.07 from the $0.95 earned for the same period in 2007. Diluted earnings per share for the first six months were $1.02 versus $0.90 last year.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

The following statistics compare the second quarter and year-to-date performance of 2008 to that of 2007:

	Three Months Ended		Six Months Ended
	June 2008	June 2007	June 2008	June 2007
Return on average assets	1.57%	1.57%	1.51%	1.51%
Return on average tangible assets	1.63%	1.63%	1.57%	1.57%
Return on average equity	14.69%	14.16%	14.11%	13.56%
Return on average tangible equity	18.94%	18.75%	18.27%	18.04%
Average equity / Average assets	10.71%	11.07%	10.72%	11.10%

RESULTS OF OPERATIONS

Quarter ended June 30, 2008 compared to Quarter ended June 30, 2007

Net interest income for the second quarter of 2008 was $8,164,000 representing a growth of $804,000, or 10.9% over the $7,360,000 realized during the second quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the second quarter of 2008 and 2007 was $8,394,000 and $7,612,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Three Months Ended
	June 2008			June 2007
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$9,875	$54	2.20%	$14,040	$189	5.40%
Investment securities	87,746	1,052	4.82%	87,136	1,143	5.28%
Total loans	740,164	11,809	6.34%	647,956	11,940	7.32%

Total interest-earning assets	837,785	12,915	6.12%	749,132	13,272	7.04%
Interest Bearing Liabilities:
Interest bearing demand deposits	$248,181	$910	1.47%	$193,930	$939	1.94%
Savings deposits	62,553	156	1.00%	76,421	382	2.00%
Time deposits	268,666	2,233	3.34%	288,371	3,344	4.65%
Short term borrowings	56,966	239	1.69%	46,960	580	4.95%
Long term borrowings	88,260	983	4.41%	34,787	415	4.73%

Total interest bearing liabilities	724,626	4,521	2.51%	640,469	5,660	3.54%

Net interest income / net interest spread		$8,394	3.61%		$7,612	3.49%

Net interest margin			3.96%			4.01%

Interest Income FTE

FTE interest income totaled $12,915,000 for the second quarter of 2008 versus $13,272,000 for the same period last year, a decline of $357,000, or 2.7%. On average, interest earning assets increased by 11.8% during this time period. Although the Company had a substantial increase in volume variance over all, the rate variance was the contributing factor to the decline in the earning asset yield from 7.04% during the second quarter 2007 to 6.12% for the second quarter 2008. The 325 basis point drop in the prime lending rate over the last 12 months, plus declines in the treasury rates, LIBOR and the federal funds rate, contributed to the decline in the overall earning asset yield. These drops in rates affect the variable rate loans immediately and semi-fixed loans over a period of time.

Loan demand continued to be strong over this period as loans grew $92.2 million, or 14.2%. Commercial loans continue to represent the largest segment of loan growth, increasing by $85.8 million. Consumer loans have shown a steady growth in balances throughout 2008, increasing by $12.6 million. Mortgage loan balances, as a whole, have decreased by $6.3 million, due in part, to selling qualifying residential mortgage originations on the secondary market. The secondary mortgage market program has produced significant fee income and overall profitability. The balances of federal funds sold dropped by $4.5 million while investment securities and other interest earning assets remained relatively flat.

Interest Expense

Interest expense decreased $1,139,000 or 20.1%, to $4,521,000. Balances of interest bearing liabilities increased by $84.2 million to $724.6 million, or 13.1%. The rate paid on interest bearing liabilities decreased from 3.54% during second quarter 2007 to 2.51% for second quarter 2008.

The reward checking product introduced early in the second quarter of 2007 has grown to $41.1 million at June 30, 2008. Over the past year’s falling rate cycle, the Reward Checking product continues to generate a higher average interest rate than other interest checking account products. So, the rate on interest bearing demand has not declined commiserate with other products. The premium interest rate is offset by noninterest income and expense opportunities, however. Money market account deposits grew significantly over the past year, adding $29.2 million in deposits.

Savings account balances have declined $13.9 million from the second quarter 2007 with some disintermediation to higher rate deposit products. Time deposit accounts have decreased by $19.7 million versus the second quarter of 2007 due to the declining interest rate environment and a competitive market.

Borrowed funds in the form of repurchase agreements and other short term borrowings have increased by $10.0 million, but interest expense has declined due to the falling rate environment. Long term borrowing balances have increased by $53.5 million and are the only area of increased interest expense this quarter. The purchase of $13.0 million in long term debt during the first quarter of 2008 was obtained at competitive rates. This lowered the overall rate paid by 32 basis points, but associated interest expense still increased due to volume increases. The Bank still maintains adequate availability of $196 million at the Federal Home Loan Bank.

Net Interest Income

Net interest income has continued to increase each quarter primarily due to volume factors as growth has remained strong, particularly in the commercial loan area. Although the Company has had steady growth in net interest income, the net interest margin continues to decline gradually. The tightening of the net interest margin from 4.01% during the second quarter 2007 to 3.96% in the current quarter is due, in part, to the falling rate environment over the past 12 months. In addition, the Bank is experiencing some disintermediation of existing deposits to higher rate products. The Company is positioned adequately, however, to avoid material earnings damage under either a rising or falling interest rate environment.

Noninterest Income

Total noninterest income, excluding securities gains, increased $772,000, or 22.9%, from $3,373,000 to $4,145,000. Net securities gains in the second quarter 2007 were $16,000 compared to the $1,000 of net losses taken in the second quarter of 2008. Service charges on deposits increased 23.3% or $325,000. Overdraft protection fees rose $132,000, or 15.4%, while revenue from debit card utilization grew $131,000 due to changing consumer habits and the popularity of our reward checking product. Other service charges increased by $565,000, or 102.0% driven by loan modification fees as customers seek lower commercial loan rates from higher lock rates and are willing to pay fees for the opportunity. The secondary market mortgage program also contributed significantly to the increase, growing fees by $268,000 due to refinancing demands and servicing fees.

Asset management fees contributed $65,000 of growth, or 10.0%, while brokerage fees remained steady. Orrstown Financial Advisors continues to grow in both assets managed and profitability even though the stock market retreated in June of this year. The sale of an insurance agency affiliate during the second quarter of 2007 produced $219,000 of non recurring pretax gain. Other income increased by $42,000 due primarily to rental income associated with the purchase of the North Pointe Business Center in October of 2007. The building is being used predominately as an operations center but contains two rental units.

Noninterest Expense

Other expenses rose from $6,125,000 during the second quarter 2007 to $6,885,000 during the second quarter of 2008, an increase of $760,000, or 12.4%. The increase in salaries and benefits of 6.2%, or $223,000 was the major contributor to noninterest expense and our largest expense apart from interest expense. Occupancy and equipment expense rose 19.4%, or $174,000. Depreciation expense increased by $63,000 as fixed assets for the new operations center were put into use with its opening in May 2008. Maintenance and repairs to equipment added $35,000, while building maintenance increased by $23,000. These increases in noninterest expenses are commiserate with the growth of the Company.

Nonrecurring pretax expenses related to the combination of the two bank charters during the second quarter of 2007 amounted to $78,000. Other operating expenses increased to $1,610,000 or 27.9%. The increase is due, in part, to the move to the new operations center in the second quarter 2008 as well as overall growth of the Company. Costs of supplies and additional telephone connections and usage contributed to increases in both printing and supplies of $41,000 and telephone expense of $65,000. Mortgage servicing expense increased by $71,000 due to the increased loan demand for secondary market mortgage loans. The FDIC insurance expense increased by $39,000 due to the expiration of credits used in the prior year. FDIC insurance expense could be impacted if the rate of failed banks continues to grow. The Hanover Street Senior Apartments, a limited partnership investment, was placed in service at the end of 2007 which has increased the associated expense starting in January 2008. For the second quarter 2008, this expense increased by $39,000 compared to the same quarter last year. The project will generate significant income tax credits.

The overhead efficiency ratio for Orrstown Financial Services, Inc. improved to 54.3% for the current quarter versus the 55.1% produced during the second quarter 2007. The Company is pleased to have held its efficiency ratio below 60% consistently, which is admirable for a banking company with less than $1 billion of assets.

Six months ended June 30, 2008 compared to Six months ended June 30, 2007

Net Interest Income

Net interest income for the first six months of 2008 was $16,081,000 representing a growth of $1,561,000, or 10.8% over the $14,520,000 realized during the same period last year. On a fully taxable equivalent basis (FTE), net interest income for the first six months of 2008 and 2007 was $16,547,000 and $15,014,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Six Months Ended
	June 2008			June 2007
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$13,593	$179	2.65%	$15,098	$401	5.36%
Investment securities	88,712	2,222	5.05%	88,581	2,316	5.26%
Total loans	727,065	24,138	6.60%	636,870	23,356	7.32%

Total interest-earning assets	829,370	26,539	6.36%	740,549	26,073	7.03%
Interest Bearing Liabilities:
Interest bearing demand deposits	$240,448	$2,013	1.68%	$186,970	$1,693	1.83%
Savings deposits	62,759	370	1.19%	78,734	806	2.06%
Time deposits	271,302	5,001	3.71%	290,530	6,669	4.63%
Short term borrowings	56,531	650	2.27%	43,890	1,080	4.89%
Long term borrowings	87,391	1,958	4.43%	33,946	811	4.75%

Total interest bearing liabilities	718,431	9,992	2.80%	634,070	11,059	3.52%

Net interest income / net interest spread		$16,547	3.56%		$15,014	3.51%

Net interest margin			3.94%			4.02%

Interest income FTE

Interest income totaled $26,539,000 for the first six months of 2008 versus $26,073,000 for the same period last year, a growth of $466,000. The 1.8% increase in interest income earned was relatively flat even though the Company enjoyed a 12.0% growth in the volume of total earning assets. The increase in volume variance of earning assets was mostly offset by the decline in the interest rate variance. The Corporation’s earning asset yield decreased 67 basis points from the prior year’s 7.03% to 6.36% for the first six months of 2008. The decline in interest rates was a direct reflection of the decline in the prime rate and other market rates over the past twelve months. The prime rate has decreased 325 basis points from January 1, 2007 to April 30, 2008 and continues to hold at 5.0% currently with the federal funds rate at 2.0%.

Interest earned on federal funds sold decreased $219,000 due primarily to the decline in the federal funds sold rate. Investment securities were flat during this period while interest earned on total loans increased by 3.3%. The balances of the total loan portfolio increased by $90.2 million, or 14.2%, over the same period last year. The growth in the loan portfolio’s volume variance overcame the decreases of the rate variance. The majority of the growth continues to be in the commercial loan portfolio which increased from $421.9 million to $505.2 or 19.8%. In house mortgage loans dropped by $4.7 million, while the volume of mortgages originated and sold in the secondary market, grew considerably. Consumer loans and consumer lines of credit increased by 13.0% or $11.5 million combined.

Interest expense

Total interest expense decreased $1,067,000 from $11,059,000 to $9,992,000, or 9.6%, over the first six months of 2007. Balances of interest bearing demand deposits have increased over the first six months of 2007 by $53.4 million. Non-interest demand deposits have increased by $4.3 million in the same period. Growth in money market deposit accounts of $36.5 million offset the decrease in savings account products of $16.0 million. Interest earning checking account balances have also increased with the introduction of the reward checking product last year. Reward checking balances have grown to $32.9 million, on average, during the first six months of 2008. Interest expense paid on these balances has increased by $491,000.

Time deposits balances have decreased by $19.2 million, or 6.6%, even though certificates of deposits $100,000 and over have grown by $14.0 million. The decline in time deposits has been caused somewhat by the low interest rate environment and market competition for deposits.

Short term borrowings have increased in volume by $12.6 million with $7.1 million of this growth contributed by the repurchase agreements product. Short term FLHB advances of $10.0 million, taken down over the first six months of 2008, will mature in the third and fourth quarter of this year. Growth of $53.4 million in long term debt over last year has pushed the balance to $88.0 million at June 30, 2008. Many of these borrowings will mature in 2009 and 2010. Interest paid on long term debt increased by $1,147,000, or 141.4%. The increased balances in long term debt are due to the Bank’s continued strong loan demand and the slowed growth of deposit balances.

Earning asset yields have decreased by 67 basis points and the rate on interest bearing liabilities has decreased by 72 basis points, causing an upturn in the net interest spread from 3.51% for the first six months of 2007 to 3.56% in 2008. The net interest margin, which factors in noninterest bearing funds, has decreased from 4.02% to 3.94% during the same period.

Noninterest Income

Other income, excluding securities gains, increased $1,463,000, or 23.4%, from $6,244,000 to $7,707,000. Securities gains (losses) decreased from $70,000 of net gains in 2007 to $48,000 in 2008. Service charges on deposits increased 24.1% or $632,000. Overdraft protection revenue increased $329,000, while debit card fees added $240,000 and merchant account service charges added $44,000.

Other service charges increased by $787,000. Secondary market mortgage fees and servicing income has grown by $487,000, or 111.3%. Orrstown Bank services the secondary market loans it originates. These loans have continued to grow from $79.8 million at June 30, 2007 to $111.0 million at June 30, 2008, contributing significantly to noninterest income. Loan fees, not including secondary market loan fees, generated $298,000 versus the prior year. The demand for loan modifications helped to increase this amount by $288,000 while letter of credit fees increased by $33,000. The increase in loan modifications is a reflection of the falling rate environment and commercial development loans have contributed to a demand for letters of credit during the first six months of 2008.

Trust revenue grew by $165,000, or 13.1%, while brokerage income increased $17,000 over the first six months of 2007. Trust assets under management reached $418 million at June 30, 2008, which was down slightly from the $422 million reported at March 31, 2008 due to the downturn of the stock market in June of this year. The sale of the Bank’s investment in CBIA contributed $219,000 of nonrecurring gains during 2007.

Noninterest Expense

Other expenses rose from $12,094,000 during the first six months of 2007 to $13,585,000 during the same period of 2008, an increase of $1,491,000, or 12.3%. Salary expense increased by $290,000, or 5.7%, over the prior year. Annual salary increases and the addition of new employees are commiserate with the growth of the Company. Benefit expense grew overall by $246,000. Employee insurance plan expenses have increased by $77,000, and employment tax expense increased by $22,000. Profit sharing expense grew by $98,000.

Occupancy and equipment expense rose $234,000, or 13.0%. Depreciation expense contributed $84,000 of the increase along with an increase of $38,000 in building maintenance and $47,000 in equipment maintenance and repairs. The variance of occupancy expense will continue to widen as the year progresses due to expenses associated with the new operations center, opened in May 2008.

Nonrecurring expense of $78,000 arose with the combination of the two bank subsidiaries into one bank charter in June 2007, and included payments for severance, printing expenses, postage, legal fees and other costs. Other operating expenses increased by $682,000, or 29.3%. Telephone expenses have grown by $102,000 with the addition of the operations center’s phone connections and increased usage of mobile devices. Printing and supplies increased by $50,000 due to outfitting the new operations center with a supply of forms and paper. Collection expense increased by $71,000 and debit card expenses grew by $72,000 during the normal course of business. Expense associated with the secondary market mortgage program has risen by $111,000 due to growth of the servicing portfolio.

The overhead efficiency ratio decreased to 55.4% for the first six months of 2008 compared to the 56.3% last year. The decreases in interest expense as well as increases in interest and noninterest income produced a lower efficiency ratio. Orrstown has held its efficiency ratio below 60% consistently, which is admirable for a banking company with less than $1 billion of assets.

INCOME TAX EXPENSE

Income tax expense increased $249,000, or 18.9%, during the second quarter of 2008 versus the second quarter of 2007. For the first six months of 2008 the income tax expense rose $476,000, or 19.0% over the same period 2007. The marginal federal income tax bracket is 38% for 2008 and 2007, but the use of tax free investments and an increase in low income housing credit investments has helped lower the effective income tax rate.

Effective income tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 2008	June 2007	June 2008	June 2007
Effective income tax rate	30.3%	29.0%	30.3%	29.2%

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

The provision for loan losses amounted to $257,000 and $90,000 for the second quarter of 2008 and 2007, respectively. The reserve to loan ratio for the Company was 0.85% at June 30, 2008 compared to 0.86% on June 30, 2007. These provisions compared to net charge-offs of $15,000 during the second quarter 2008 and $67,000 during the same period last year.

For the first six months of 2008 the provision for loan losses was $415,000 compared to $150,000 taken in the first half of 2007. The year to date net charge-offs for 2008 were $127,000 compared to $77,000 of net charge-offs for the same period 2007. The increased provision during 2008 is due primarily to general economic conditions, including a perceived slowing in certain industries. Overall loan quality, however, remains strong.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 2008	June 2007	June 2008	June 2007
Balance at beginning of period	$6,187	$5,570	$6,141	$5,520
Provision for loan losses	257	90	415	150
Recoveries	20	7	26	17
Loan charge-offs	(35)	(74)	(153)	(94)

Balance at end of period	$6,429	$5,593	$6,429	$5,593

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at June 30, are as follows:

(Dollars in Thousands)	2008	2007
Loans on nonaccrual (cash) basis	$166	$46
Loans whose terms have been renegotiated	0	0
OREO	227	387

Total nonperforming loans and OREO	393	433

Loans past due 90 or more days and still accruing	5,661	2,573

Total nonperforming and other risk assets	$6,054	$3,006

Ratio of total risk assets to total loans and OREO	0.80%	0.46%
Ratio of total risk assets to total assets	0.64%	0.36%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at June 30, 2008 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	8.6%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	10.6%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.4%	8%	10%

All growth experienced during 2008 has been supported by capital growth in the form of retained earnings. Equity represented 10.6% of assets at June 30, 2008 and 10.9% at December 31, 2007.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Recognizing the need for varied funding sources we have established modest relationships using other nontraditional sources, as provided for in our contingency funding plan. We have tested those facilities and are comfortable with our relationships. Funds provided from financing activities, including proceeds from long-term borrowings, were a significant source of liquidity for the first six months of 2008. Additional liquidity was provided by operating activities and the sale and maturities of available for sale securities.

PART I - FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly positive at $28.1 million at June 30, 2008 and the RSA/ RSL cumulative ratio was 1.07%, which is an increase from the 0.99% at December 31, 2007. The cumulative RSA/RSL at June 30, 2008 is 1.12% at three months and 1.09% at six months. The Company enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on such evaluation, such officers have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2008.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended June 30, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
4/1/08 through 4/30/08	1,000	$30.54		105,705
5/1/08 through 5/31/08	980	30.66		104,725
6/1/08 through 6/30/08	1,400	31.63	N/A	103,325

Total	3,380	$31.03

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of June 30, 2008, 46,675 shares have been purchased under the program. The Company did not sell any unregistered securities.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of Orrstown Financial Services, Inc. was held on May 13, 2008. The only matter submitted to a vote of shareholders was the election of three directors to Class A for three year terms expiring in 2011. There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast FOR, as well as the number of votes WITHHELD for each of the nominees was as follows:

Nominee:	Votes FOR	Votes WITHHELD
Jeffrey W. Coy	4,294,542	454,271
John S. Ward	4,586,505	162,308
Joel R. Zullinger	4,610,805	138,009

The following Directors continued their term of office after the meeting:

Gregory A. Rosenberry, Glenn W. Snoke, Denver L. Tuckey, Peter C. Zimmerman, Anthony F. Ceddia, Andrea Pugh and Kenneth R. Shoemaker.

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
(Kenneth R. Shoemaker, President & CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Senior Vice President & CFO)
(Chief Financial Officer)

/s/ Robert B. Russell
(Robert B. Russell, Controller)
(Chief Accounting Officer)

Date: August 4, 2008

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