Form 10-Q
period 2008-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2008-11-07
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

YES  ☐    NO  ☒

As of September 30, 2008, 6,425,324 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited) *
(Dollars in Thousands)	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$17,397	$17,625
Federal funds sold	2,362	808

Cash and cash equivalents	19,759	18,433
Interest bearing deposits with banks	89	231
Member stock, at cost which approximates market value	7,614	5,751
Securities available for sale	121,900	90,604
Loans	784,074	701,964
Allowance for loan losses	(6,588)	(6,141)

Net Loans	777,486	695,823
Premises and equipment, net	30,898	25,980
Goodwill and intangible assets	21,249	21,368
Cash surrender value of life insurance	16,412	16,067
Accrued interest receivable	3,688	3,490
Other assets	9,196	7,232

Total assets	$1,008,291	$884,979

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$90,999	$91,365
Interest bearing	617,803	554,991

Total deposits	708,802	646,356
Short term borrowings	87,353	58,130
Long term debt	103,616	75,903
Accrued interest payable	1,081	1,172
Other liabilities	6,263	7,294

Total liabilities	907,115	788,855

Common stock, no par value - $ .05205 stated value per share;
50,000,000 shares authorized; 6,454,579 and 6,452,845 shares issued	336	336
Additional paid - in capital	82,581	82,488
Retained earnings	19,447	13,868
Accumulated other comprehensive income	(236)	567
Treasury stock, 29,255 and 33,303 shares, at cost	(952)	(1,135)

Total shareholders' equity	101,176	96,124

Total liabilities and shareholders' equity	$1,008,291	$884,979

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	September 2008	September 2007
INTEREST INCOME
Interest and fees on loans	$12,111	$12,481
Interest and dividends on investment securities	959	1,020
Interest on short term investments	28	155

Total interest income	13,098	13,656

INTEREST EXPENSE
Interest on deposits	3,252	4,924
Interest on short-term borrowings	379	642
Interest on long-term debt	1,059	405

Total interest expense	4,690	5,971

Net interest income	8,408	7,685
Provision for loan losses	257	90

Net interest income after provision for loan losses	8,151	7,595

OTHER INCOME
Service charges on deposits	1,814	1,577
Other service charges	589	565
Trust department income	627	688
Brokerage income	350	452
Other income	440	253
Securities (losses)	(75)	(12)

Total other income	3,745	3,523

OTHER EXPENSES
Salaries and employee benefits	4,095	3,751
Occupancy and equipment	1,065	906
Data processing	265	239
Advertising	101	92
Other operating expense	1,790	1,232

Total other expense	7,316	6,220

Income before income taxes	4,580	4,898
Income tax expense	1,417	1,471

Net income	$3,163	$3,427

PER SHARE DATA
Basic earnings per share	$0.49	$0.53
Diluted earnings per share	$0.46	$0.51
Dividends per share	$0.22	$0.21

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
(Dollars in Thousands)	September 2008	September 2007
INTEREST INCOME
Interest and fees on loans	$36,082	$35,679
Interest and dividends on investment securities	2,882	3,000
Interest on short term investments	207	556

Total interest income	39,171	39,235

INTEREST EXPENSE
Interest on deposits	10,636	14,092
Interest on short-term borrowings	1,029	1,722
Interest on long-term debt	3,017	1,216

Total interest expense	14,682	17,030

Net interest income	24,489	22,205
Provision for loan losses	672	240

Net interest income after provision for loan losses	23,817	21,965

OTHER INCOME
Service charges on deposits	5,067	4,198
Other service charges	2,416	1,605
Trust department income	2,050	1,946
Brokerage income	1,106	1,191
Other income	888	620
Non-recurring revenue	0	219
Securities gains / (losses)	(27)	58

Total other income	11,500	9,837

OTHER EXPENSES
Salaries and employee benefits	11,923	11,043
Occupancy and equipment	3,094	2,701
Data processing	743	657
Advertising	344	278
Non-recurring expense	0	78
Other operating expense	4,797	3,557

Total other expense	20,901	18,314

Income before income taxes	14,416	13,488
Income tax expense	4,400	3,978

Net income	$10,016	$9,510

PER SHARE DATA
Basic earnings per share	$1.56	$1.48
Diluted earnings per share	$1.48	$1.41
Dividends per share	$0.65	$0.61

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
Beginning Balance, January 1, 2007	$320	$72,023	$16,934	$507	($396)	$89,388

Comprehensive income
Net income	0	0	9,510	0	0	9,510
Change in unrealized gain on investment securities available for sale, net of tax	0	0	0	(174)	0	(174)

Total comprehensive income						9,336

Cash dividends ($.61 per share)	0	0	(3,922)	0	0	(3,922)
Stock dividends issued	16	10,314	(10,330)	0	0	0
Cash paid in lieu of fractional stock dividends	0	0	(23)	0	0	(23)
Stock-based compensation plans:
Compensation expense	0	161	0	0	0	161
Issuance of stock	0	32	0	0	0	32
Purchase of treasury stock (22,659 shares)	0	0	0	0	(764)	(764)
Issuance of treasury stock (1,978 shares)	0	(15)	0	0	73	58

Balance, September 30, 2007	$336	$82,515	$12,169	$333	($1,087)	$94,266

Beginning Balance, January 1, 2008	$336	$82,488	$13,868	$567	($1,135)	$96,124

Comprehensive income
Net income	0	0	10,016	0	0	10,016
Change in unrealized gain on investment securities available for sale, net of tax	0	0	0	(803)	0	(803)

Total comprehensive income						9,213

Cash dividends ($.65 per share)	0	0	(4,174)	0	0	(4,174)
Split dollar post retirement plan	0	0	(263)	0	0	(263)
Stock-based compensation plans:
Compensation expense	0	126	0	0	0	126
Issuance of stock	0	28	0	0	0	28
Purchase of treasury stock (5,412 shares)	0	0	0	0	(167)	(167)
Issuance of treasury stock (9,460 shares)	0	(61)	0	0	350	289

Balance, September 30, 2008	$336	$82,581	$19,447	($236)	($952)	$101,176

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	September 2008	September 2007
COMPREHENSIVE INCOME
Net Income	$3,163	$3,427
Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	(382)	314

Comprehensive Income	$2,781	$3,741

	Nine Months Ended
(Dollars in Thousands)	September 2008	September 2007
COMPREHENSIVE INCOME
Net Income	$10,016	$9,510
Other comprehensive income, net of tax
Unrealized (loss) on investment securities available for sale	(803)	(174)

Comprehensive Income	$9,213	$9,336

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in Thousands)	September 2008	September 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,016	$9,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,561	1,377
Provision for loan losses	672	240
Other, net	(3,557)	(682)

Net cash provided by operating activities	8,692	10,445

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits with banks	142	502
Purchases of available for sale securities	(80,626)	(27,085)
Sales and maturities of available for sale securities	48,228	16,276
Purchase of intangible assets	(18)	(51)
Net (increase) in loans	(82,335)	(65,720)
Purchases of bank premises and equipment	(6,251)	(4,516)
Other, net	(1,864)	(1,131)

Net cash (used) by investing activities	(122,724)	(81,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	62,446	20,152
Dividends paid	(4,174)	(3,922)
Net proceeds from issuance of common stock	28	17
Purchase of treasury stock	(167)	(764)
Net proceeds from issuance of treasury stock	289	74
Net change in short-term borrowings	29,223	18,101
Proceeds from long-term borrowings	29,000	28,000
Repayment of long-term borrowings	(1,287)	(8,190)
Other, net	0	(23)

Net cash provided by financing activities	115,358	53,445

Net increase (decrease) in cash and cash equivalents	1,326	(17,835)
Cash and cash equivalents at beginning of period	18,433	39,134

Cash and cash equivalents at end of period	$19,759	$21,299

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,773	$17,096
Income Taxes	5,025	4,050
Supplemental schedule of noncash investing and financing activities:
Unrealized (loss) on investments available for sale (net of deferred taxes of $(423) and $(98) at September 30, 2008 and 2007, respectively)	(803)	(174)

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Company) and its subsidiary are presented at and for the three and nine months ended September 30, 2008 and 2007 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2007 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2007.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Cash Flows

For purposes of the Statements of Cash Flows, cash and cash equivalents include Cash and due from banks and Federal funds sold. As permitted by Statement of Financial Accounting Standards No. 104, the Company has elected to present the net increase or decrease in deposits with banks, loans and deposits in the Statement of Cash Flows.

Federal Income Taxes

For financial reporting purposes, the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes the amount allowable under present tax law is deducted. Additionally, deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes these expenses are deducted when paid. As a result of the aforementioned timing differences plus the timing differences associated with depreciation expense, deferred income taxes are provided in the financial statements. Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations and tax free loans.

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Company's results of operations.

The Company has classified all investment securities as “available for sale”. At December 31, 2007, fair value exceeded amortized cost by $865,000 and at September 30, 2008 amortized cost exceeded fair value by $361,000. In shareholders’ equity, the balance of accumulated other comprehensive income decreased to $(236,000) at September 30, 2008 from $567,000 at December 31, 2007.

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

Earnings per share for the three and nine months ended September 30, have been computed as follows:

	Three Months Ended		Nine Months Ended
(In Thousands, except per share data)	September 2008	September 2007	September 2008	September 2007
Net Income	$3,163	$3,427	$10,016	$9,510
Weighted average shares outstanding (basic)	6,425	6,424	6,422	6,431
Impact of common stock equivalents	337	322	326	300

Weighted average shares outstanding (diluted)	6,762	6,746	6,748	6,731

Per share information:
Basic earnings per share	$0.49	$0.53	$1.56	$1.48
Diluted earnings per share	$0.46	$0.51	$1.48	$1.41

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interest in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Company does not expect the implementation of SFAS 160 to have a material impact on its financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

Note 2: Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As of September 30, 2008, $26,768,000 of performance standby letters of credit have been issued. The Company does not anticipate any losses as a result of these transactions.

Note 3: Fair Value Measurements

SFAS 157, Fair Value Measurements, (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a three-level valuation hierarchy for disclosure of fair value measurement and expands disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, loans held for sale were included in total loans on the balance sheet and were recorded at cost.

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

The Company had no estimated fair value liabilities at September 30, 2008. A summary of assets at September 30, 2008 measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$1,428	$120,472	$0	$121,900

Note 4: Subsequent Events

Subsequent to September 30, 2008, President Bush signed in to law the Emergency Economic Stabilization Act of 2008. FDIC insurance coverage was increased from $100,000 to $250,000 per depositor, per institution, through December 31, 2009. Subsequent to that, the US Treasury announced a Troubled Asset Relief Program (TARP) which includes provisions whereby the US Treasury could infuse capital into qualifying banks via a capital purchase program. In addition the US Treasury, in conjunction with the FDIC, announced a temporary limited guarantee program that would fully insure most noninterest bearing transaction accounts above $250,000 through December 31, 2009 and would guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.

The amount of capital available under TARP is limited to a minimum of 1% of risk weighted assets and a maximum of 3% of risk weighted assets. The amount of capital potentially available to the Company would range between $7.6 million and $23 million but certain restrictions apply if the funds are accepted. With the Company’s cost based capital at approximately $101 million as of September 30, 2008 participation in TARP would be a material transaction.

Management is in process of analyzing these programs with participation to be determined by November 14, 2008 for TARP and by November 12, 2008 for the temporary limited guarantee program. Management has not yet decided to seek participation given the Company’s well capitalized status and lack of specific plans for the funds.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Company) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank. The following is a discussion of our consolidated financial condition at September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and three and nine months ended September 30, 2007. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,163,000 for the third quarter of 2008 compared to $3,427,000 for the same period in 2007, representing a decrease of $264,000 or -7.7%. Basic earnings per share (EPS) decreased $0.04 to $0.49 in the recent quarter from the $0.53 earned during the third quarter of 2007. Diluted earnings per share for the third quarter were $0.46 versus $0.51 last year.

Net income for the first nine months of 2008 was $10,016,000 compared to $9,510,000 for the same period in 2007, representing an increase of $506,000 or 5.3%. Basic earnings per share for the first nine months of 2008 increased by $0.08 to $1.56 from the $1.48 earned for the same period in 2007. Diluted earnings per share for the first nine months were $1.48 versus $1.41 last year.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

The following statistics compare the third quarter and year-to-date performance of 2008 to that of 2007:

	Three Months Ended		Nine Months Ended
	September 2008	September 2007	September 2008	September 2007
Return on average assets	1.31%	1.61%	1.44%	1.54%
Return on average tangible assets	1.36%	1.67%	1.49%	1.60%
Return on average equity	12.57%	14.70%	13.59%	13.95%
Return on average tangible equity	16.17%	19.36%	17.55%	18.49%
Average equity / Average assets	10.43%	10.94%	10.62%	11.04%

RESULTS OF OPERATIONS

Quarter ended September 30, 2008 compared to Quarter ended September 30, 2007

Net interest income for the third quarter of 2008 was $8,408,000 representing a growth of $723,000, or 9.4% over the $7,685,000 realized during the third quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the third quarter of 2008 and 2007 was $8,649,000 and $7,938,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Three Months Ended
	September 2008			September 2007
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$5,454	$28	2.04%	$11,853	$155	5.19%
Investment securities	101,315	1,104	4.38%	87,631	1,188	5.45%
Total loans	765,303	12,207	6.28%	669,026	12,566	7.39%

Total interest-earning assets	872,072	13,339	6.03%	768,510	13,909	7.13%
Interest Bearing Liabilities:
Interest bearing demand deposits	$254,248	$959	1.50%	$214,179	$1,215	2.25%
Savings deposits	61,700	150	0.97%	71,394	353	1.96%
Time deposits	271,163	2,143	3.14%	286,354	3,356	4.65%
Short term borrowings	78,254	379	1.93%	52,787	642	4.83%
Long term borrowings	93,534	1,059	4.43%	32,047	405	4.95%

Total interest bearing liabilities	758,899	4,690	2.46%	656,761	5,971	3.61%

Net interest income / net interest spread		$8,649	3.57%		$7,938	3.52%

Net interest margin			3.89%			4.05%

Interest Income FTE

FTE interest income totaled $13,339,000 for the third quarter of 2008 versus $13,909,000 for the same period last year, a decline of $570,000, or -4.1%. On average, interest earning assets increased by 13.5% during this time period. Although the Company had a substantial increase in volume variance over all, the rate variance was the contributing factor to the decline in the earning asset yield from 7.13% during the third quarter 2007 to 6.03% for the third quarter 2008. The 325 basis point drop in the prime lending rate over the last 12 months, plus declines in treasury rates, LIBOR and the federal funds rate, contributed to the decline in the overall earning asset yield. These rate drops affected variable rate loans immediately and semi-fixed loans react after their lock periods expire.

Loan demand continued to be strong over this period as loans grew $96.3 million, or 14.4%. Commercial loans continue to represent the largest source of growth, increasing by $88.3 million. Consumer loans have shown steady growth throughout 2008, increasing by $15.8 million. Mortgage loan balances, as a whole, have decreased by $7.8 million, due in part, to selling qualifying residential mortgage originations on the secondary market. The balances of investment securities rose by $13.7 million as we improved yield versus federal funds sold. In addition, we added several unpledged issues, which left our liquidity position at its best level in over a year.

Interest Expense

Interest expense decreased $1,281,000 or -21.5%, to $4,690,000. Balances of interest bearing liabilities increased by $102.1 million to $758.9 million, or 15.6%. The rate paid on interest bearing liabilities decreased from 3.61% during third quarter 2007 to 2.46% for third quarter 2008.

Interest bearing demand deposit balances increased $40.1 million, or 18.7%. Contributing to that increase was $28.2 million in reward checking growth while money market account products grew $12.6 million. Savings account balances have declined $9.7 million from third quarter 2007 levels with some disintermediation to higher rate deposit products. Time deposit accounts have decreased by $15.2 million due to the declining interest rate environment and a competitive market.

Borrowed funds in the form of repurchase agreements grew $14.9 million but yields have declined due to the falling treasury yield curve. Other short term borrowings have increased by $10.6 million in average balances with the influx of $12.0 million in FHLB short term funds. These funds will mature before year end 2008. Long term borrowing balances have increased by $61.5 million with the purchase of $29.0 million in FHLB funds during 2008. Although interest expense paid on long term debt increased due to volume increases, funds were obtained at competitive rates, lowering the overall rate paid by 52 basis points. The Bank still maintains adequate availability of approximately $135 million at the Federal Home Loan Bank.

Net Interest Income

Net interest income has continued to increase each quarter primarily due to volume factors as growth has remained strong, particularly in the commercial loan area. Although the Company has had steady growth in net interest income, the net interest margin continues to decline gradually. The tightening of the net interest margin from 4.05% during the third quarter 2007 to 3.89% in the current quarter is due, in part, to the falling rate environment over the past 12 months. With the current economic environment in an uproar and 50 basis point drops in the Wall Street Journal prime lending rate on October 8, 2008 and again on October 30, 2008, the maintenance of margins at current levels will be difficult. Our growth continues to be quite good compared to peers, our volume factor continues to increase but the rate factor has been difficult to maintain.

Noninterest Income

Total noninterest income, excluding securities gains, increased $285,000, or 8.1%, from $3,535,000 to $3,820,000. Net security loses in the third quarter 2007 were $12,000 compared to the $75,000 of net losses taken in the third quarter of 2008. These losses were taken to allow reinvestment and to avoid any “other than temporarily impaired” issues. Service charges on deposits increased 15.0% or $237,000. Overdraft protection fees rose $120,000, or 12.7%, while revenue from the use of debit cards grew $89,000 due to the popularity of our reward checking product. Other service charges increased by $24,000, or 4.2%. The secondary market mortgage program and ATM fees contributed to the increase.

The current economic crisis has caused a recent 30 to 40 percent drop in the value of stocks across the board. This drop in the value of stock traded on various markets has impacted the Bank’s ability to generate asset management fees. Fees paid by customers are based on the value of their stock portfolio, dropping fees earned by $61,000 over the same quarter last year. Brokerage fees have also declined by $102,000 for similar reasons. In addition, the recent turmoil has left certain clients generally wary of the stock market. Although assets under management have declined to $393.2 million from $413.5 million at September 30, 2007, due to the decline in the overall stock market, Orrstown Financial Advisors continues to grow its client base. The downturn of the market has created opportunities for Orrstown Financial Advisors to showcase their experience and willingness to help current and new clients alike.

Other income increased by $187,000 primarily due to a capital gain of $137,000 on the sale of excess land purchased with the acquisition of the North Pointe Business Center in October of 2007. This also allowed us to turn approximately $500,000 of noninterest assets into interest bearing assets.

Noninterest Expense

Other expenses rose from $6,220,000 during the third quarter 2007 to $7,316,000 during the third quarter of 2008, an increase of $1,096,000, or 17.6%. The increase in salaries and benefits of 9.2%, or $344,000 was a leading contributor to noninterest expense and our largest expense apart from interest expense. Occupancy and equipment expense rose 17.5%, or $159,000. Depreciation expense increased by $124,000, or 33.3%, as fixed assets were placed in service for the new operations center, opened in May 2008, and the Eastern Boulevard office in Hagerstown, Maryland, opened in September 2008. Equipment maintenance agreements and licenses have added $52,000, while electricity expense increased by $16,000. These increases in our infrastructure were needed, however, and the operations center should serve us for many future years. Our Hagerstown operation has also been quite profitable and we needed another location to handle the growth.

Other operating expenses increased $558,000 to $1,790,000, an increase of 45.3%. The increase is due, in part, to the move to the new operations center in the second quarter 2008 as well as overall growth of the Company. Contribution expense increased $99,000 due to timing and should normalize during the fourth quarter. FDIC insurance expense increased $74,000 with the expiration of credits used by Orrstown Bank in the prior year. FDIC insurance expense will be impacted next year with the passing of the financial rescue package signed into law by President Bush. This bill increases deposit insurance limit to $250,000 from $100,000 per depositor, per institution. Banks will be required to pay a higher assessment based on their total deposits. Preliminary estimates would call for the Bank’s FDIC insurance expense to increase by approximately $500,000 in 2009. We do believe that the insurance coverage will help to soothe the nerves of the general public, however, so the increased cost may well be worthwhile in the long run.

Reward checking expense rose by $31,000 due to organic growth. Many other expenses increased commensurate with growth. The overhead efficiency ratio for Orrstown Financial Services, Inc. increased to 58.15% for the current quarter versus the 53.65% produced a year ago. The Company is pleased to have held its efficiency ratio below 60% consistently.

Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007

Net Interest Income

Net interest income for the first nine months of 2008 was $24,489,000 representing a growth of $2,284,000, or 10.3% over the $22,205,000 realized during the same period last year, as the declining rate environment has been tempered by robust growth. On a fully taxable equivalent basis (FTE), net interest income for the first nine months of 2008 and 2007 was $25,196,000 and $22,952,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Nine Months Ended
	September 2008			September 2007
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$10,860	$207	2.55%	$14,005	$556	5.31%
Investment securities	92,944	3,326	4.80%	88,261	3,504	5.33%
Total loans	739,904	36,345	6.48%	647,706	35,922	7.34%

Total interest-earning assets	843,708	39,878	6.25%	749,972	39,982	7.06%
Interest Bearing Liabilities:
Interest bearing demand deposits	$245,081	$2,972	1.62%	$196,139	$2,908	1.98%
Savings deposits	62,404	520	1.11%	76,261	1,159	2.03%
Time deposits	271,256	7,144	3.52%	289,123	10,025	4.64%
Short term borrowings	63,825	1,029	2.12%	47,521	1,722	4.78%
Long term borrowings	89,454	3,017	4.43%	33,306	1,216	4.82%

Total interest bearing liabilities	732,020	14,682	2.68%	642,350	17,030	3.54%

Net interest income / net interest spread		$25,196	3.57%		$22,952	3.52%

Net interest margin			3.92%			4.03%

Interest income FTE

Interest income totaled $39,878,000 for the first nine months of 2008 versus $39,982,000 for the same period last year, a decrease of $104,000. The -0.3% decline in interest income was due to the falling rate environment and came in spite of a 12.5% growth in the volume of earning assets. The increase in volume variance of earning assets was fully offset by the decline in the interest rate variance. The Corporation’s earning asset yield decreased 81 basis points from the prior year’s 7.06% to 6.25% for the first nine months of 2008. The decline in interest rates was a direct reflection of the decline in the prime rate and other market rates over the past twelve months. The prime rate has decreased 325 basis points from January 1, 2007 to April 30, 2008 and held at 5.0% through the end of September 2008. As of October 30, 2008, the Wall Street Journal prime lending rate dropped another 100 basis points to 4.0%. The rate drops continue to lower the rates customers pay on prime based loans, therefore decreasing interest income for the Company.

The decline in the federal funds target rate matched the decline in the prime lending rate and market rates were often below target, so federal funds income declined by $340,000. Although investment security balances increased $4.7 million, the income earned on these balances declined $178,000 due to the lower rate environment throughout this year. Interest earned on total loans increased 1.2%, despite a 14.2% increase in balances. The growth in the loan portfolio’s volume variance overcame the rate variance decline. Commercial loan demand remains strong as balances grew 19.7%, from $431.4 million to $516.4. In house mortgage loans dropped by $5.7 million, but the volume of mortgages originated and sold in the secondary market, grew considerably. Consumer loans and consumer lines of credit increased by 14.3% or $12.9 million combined.

Interest expense

Total interest expense decreased $2,348,000 from $17,030,000 to $14,682,000, or -13.8%, over the first nine months of 2007 although balances of interest bearing liabilities have increased $89.7 million, or 14.0%. Interest bearing demand deposits have increased over the first nine months of 2007 by $48.9 million, while noninterest demand deposits have increased by $4.0 million in the same period. Reward checking balances have grown $30.5 million with the introduction of this product in mid 2007. Reward checking and money market deposit products continue to attract depositors. Time deposits and savings deposits have declined as rates have fallen.

Short term borrowings have increased in volume by $16.3 million with $9.7 million of this growth contributed by the repurchase agreements product. Short term FLHB borrowings of $17.0 million advanced during 2008, will mature in the fourth quarter of this year. Even with this kind of growth in short term borrowings the associated interest expense has decreased $693,000 due to the lower interest rate environment.

Growth of $56.1 million in long term debt over last year has pushed the balance to $103.6 million at September 30, 2008. Many of these borrowings will mature in 2009 and 2010. Interest paid on long term debt increased by $1,801,000, or 148.1%. The increased balances in long term debt are due to the Bank’s continued strong loan demand and the run off of time deposit balances. Management ladders such debt to assure a steady flow of funds without heavy maturity spots.

Earning asset yields have decreased by 81 basis points and the rate on interest bearing liabilities has decreased by 86 basis points, causing an upturn in the net interest spread from 3.52% for the first nine months of 2007 to 3.57% in 2008. The net interest margin, which factors in noninterest bearing funds, has decreased from 4.03% to 3.92% during the same period as noninterest bearing accounts have not grown at the same pace as interest bearing accounts.

Noninterest Income

Other income, excluding securities gains, increased $1,748,000, or 17.9%, from $11,527,000 to $9,779,000. Securities gains (losses) decreased from $58,000 of net gains in 2007 to $27,000 of net losses in 2008. Equity securities, held at the Parent level, were largely sold to mitigate any impairments that would have been “other than temporary” in nature. Securities purchased to replace those sold were purchased with future value increases and dividend returns in mind.

Service charges on deposits increased 20.7% or $869,000. Overdraft protection revenue increased $449,000, while debit card fees added $329,000 and merchant account service charges added $64,000. Other service charges increased by $811,000, or 50.5%. Secondary market mortgage fees and servicing income has grown $501,000, or 71.5%. Orrstown Bank services the secondary market loans it originates. These loans have continued to grow from $85.3 million at September 30, 2007 to $117.2 million at September 30, 2008, generating a significant servicing income stream. Loan fees, not including secondary market loan fees, grew $296,000 versus the prior year. The demand for loan modifications helped to increase this amount by $290,000 while letter of credit fees increased by $20,000. The increase in loan modifications is a reflection of the falling rate environment and a rise in the demand for letters of credit, primarily during the second quarter of 2008, for commercial development loans. Other income increased by $268,000 primarily due to the $137,000 gain on the aforementioned sale of land.

Trust revenue grew $104,000, or 5.3%, while brokerage income decreased $85,000 over the first nine months of 2007. Trust assets under management reached $393 million at September 30, 2008, which was down slightly from the $418 million reported at June 30, 2008 and $414 million at September 30, 2007. The stock market downturn that began in mid 2008 has deepened as the year has progressed. The Orrstown Financial Advisors level of personal service has enabled them to increase accounts under management throughout this turbulent period.

Noninterest Expense

Other expenses rose from $18,314,000 during the first nine months of 2007 to $20,901,000 during the same period of 2008, an increase of $2,587,000, or 14.1%. Salary expense increased by $522,000, or 6.8%, over the prior year. Increases resulted from annual salary increases and the addition of new employees with the opening of our second Hagerstown office in September 2008 and expansion elsewhere in the Company. Benefit expense grew overall by $358,000. Employee insurance plan expenses have increased by $108,000, and employment tax expense increased by $33,000. Profit sharing expense grew by $138,000. These were all anticipated increases given our organic growth.

Occupancy and equipment expense rose $393,000, or 14.6%. Depreciation expense increased $209,000 along with an increase of $46,000 in building maintenance and $91,000 in equipment maintenance and repairs. These increases are a reflection of the opening of the new North Pointe Operations Center in May 2008 and the opening of our twenty-first branch in Hagerstown, Maryland at Eastern Boulevard in September 2008.

During June 2007, nonrecurring expense of $78,000 arose with the combination of the two bank subsidiaries into one bank charter. These expenses included payments for severance, printing expenses, postage, legal fees and other costs. Other operating expenses increased by $1,240,000, or 34.9%. Telephone expense has grown by $140,000 with the addition of the operations center’s phone connections and an upgraded system that uses four digit dialing throughout the Bank. Moving forward this new system will save on long distance dialing charges within the Bank. The Hanover Street Senior Apartments, a limited partnership investment, was placed in service at the end of 2007 which has increased the associated expense by $140,000. The project will generate significant income tax credits and positive cash flow due to those credits.

Expense associated with the secondary market mortgage program have risen $128,000 due to growth of the servicing portfolio. FDIC insurance expense increased $99,000 due to the expiration of credits used in the prior year. Contributions rose $95,000 due to timing. Collection expense increased $92,000 due to a slight up tick in delinquency. We have also added $200,000 to our budgeted loan loss provision over the course of the year with the softening economy in mind. Debit card expenses grew by $69,000 due to increased usage. Reward checking expense grew by $77,000 due to the popularity of this higher rate checking product.

The overhead efficiency ratio declined to 56.4% for the first nine months of 2008 compared to the 55.4% last year, due to the larger than normal increases in noninterest expense. Orrstown has held its efficiency ratio below 60% consistently, which is admirable for a banking company with $1 billion in assets.

INCOME TAX EXPENSE

Income tax expense decreased $54,000 during the third quarter of 2008 versus the third quarter of 2007. For the first nine months of 2008 the income tax expense rose $422,000, or 10.6% over the same period 2007. The marginal federal income tax bracket is 38% for 2008 and 2007, but the use of tax free investments and the aforementioned increase in low income housing credit investments has helped lower the effective income tax rate.

Effective income tax rates were as follows:

	Three Months Ended		Nine Months Ended
	September 2008	September 2007	September 2008	September 2007
Effective income tax rate	30.9%	30.0%	30.5%	29.5%

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

The provision for loan losses amounted to $257,000 and $90,000 for the third quarter of 2008 and 2007, respectively. The reserve to loan ratio for the Company was 0.84% at September 30, 2008 compared to 0.82% on September 30, 2007. These provisions compared to net charge-offs of $98,000 during the third quarter 2008 and $40,000 during the same period last year.

For the first nine months of 2008 the provision for loan losses was $672,000 compared to $240,000 taken in the same period last year. The year to date net charge-offs for 2008 were $225,000 compared to $117,000 of net charge-offs for the same period 2007. The increased provision during 2008 is due primarily to recent economic conditions. Due to the Bank’s strong loan policy and practices, the loan portfolio does not include any sub-prime mortgages and overall loan quality remains strong.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	September 2008	September 2007	September 2008	September 2007
Balance at beginning of period	$6,429	$5,593	$6,141	$5,520
Provision for loan losses	257	90	672	240
Recoveries	7	11	33	28
Loan charge-offs	(105)	(51)	(258)	(145)

Balance at end of period	$6,588	$5,643	$6,588	$5,643

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at September 30, are as follows:

(Dollars in Thousands)	2008	2007
Loans on nonaccrual (cash) basis	$127	$46
Loans whose terms have been renegotiated	0	0
OREO	649	189

Total nonperforming loans and OREO	776	235

Loans past due 90 or more days and still accruing	4,789	4,804

Total nonperforming and other risk assets	$5,565	$5,039

Ratio of total risk assets to total loans and OREO	0.71%	0.74%
Ratio of total risk assets to total assets	0.55%	0.58%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at September 30, 2008 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	8.4%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	10.3%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.1%	8%	10%

All growth experienced during 2008 has been supported by capital growth in the form of retained earnings. Equity represented 10.0% of assets at September 30, 2008 and 10.9% at December 31, 2007.

Management is in process of analyzing the recently announced TARP capital purchase program offered by the US Treasury. Given the Company’s well capitalized status and lack of specific plans for the funds, management has not yet decided to seek participation. We do, however, feel that the temporary limited guarantee program being offered by the FDIC as part of the treasury program has merit.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Recognizing the need for varied funding sources we have established modest relationships using other nontraditional sources, as provided for in our contingency funding plan. We have tested those facilities and are comfortable with our relationships. Funds provided from financing activities, including proceeds from long-term and short term borrowings, were a significant source of liquidity for the first nine months of 2008. Additional liquidity was provided by operating activities and the sale and maturities of available for sale securities.

PART I - FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly positive at $20.9 million at September 30, 2008 and the RSA/ RSL cumulative ratio was 1.05%, which is an increase from the 0.99% at December 31, 2007. The cumulative RSA/RSL at September 30, 2008 is 1.23% at three months and 1.15% at nine months. The Company enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains pricing flexibility.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2008.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended September 30, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
7/1/08 through 7/31/08	200	29.65		103,125
8/1/08 through 8/31/08	800	31.22		102,325
9/1/08 through 9/30/08	450	30.48	N/A	101,875

Total	1,450	$30.77

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of September 30, 2008, 48,125 shares have been purchased under the program. The Company did not sell any unregistered securities.

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
(Kenneth R. Shoemaker, President & CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Senior Vice President & CFO)
(Chief Financial Officer)

/s/ Robert B. Russell
(Robert B. Russell, Controller)
(Chief Accounting Officer)

Date: November 5, 2008

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