Form 10-K
period 2008-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2009-03-12
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the common equity was last sold on December 31, 2008 was $167,043,195.

Number of shares outstanding of the registrant’s common stock as of December 31, 2008: 6,385,666.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Security Holders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.

FORM 10-K

Part I

Item 1—Business

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

The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of quarterly 10-Q reports, the annual 10-K report, annual proxy statement and Form 8-K for any significant events that may arise during the year. Copies of the Corporation’s filings may be obtained free of charge through the SEC’s internet site at www.sec.gov or by accessing the Corporation’s website at www.orrstown.com. Copies of the Corporation’s filings also are available to be read and copied at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

History and Acquisitions

Orrstown Bank was originally organized in 1919. Orrstown Bank was organized as a state-chartered bank in 1987 as part of an agreement and plan of merger between Orrstown Financial Services, Inc. and Orrstown Bank. On March 8, 1988, in a bank holding company reorganization transaction, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown Bank, issuing 131,455 shares of Orrstown Financial Services, Inc.’s common stock to the former Orrstown Bank shareholders. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin, Perry and Cumberland Counties in Pennsylvania and in Washington County, Maryland. The twenty-one offices of Orrstown Bank are located in Shippensburg (2), Carlisle (4), Spring Run, Orrstown, Chambersburg (3), Greencastle, Mechanicsburg (2), Camp Hill, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland (2).

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

On May 1, 2006, Orrstown Financial Services, Inc. acquired 100% ownership of The First National Bank of Newport (First National) a national banking institution with $120 million in assets at the time of the merger. The Corporation issued 699,949 shares of Orrstown Financial Services, Inc.’s common stock to the former First National shareholders. Each share of First National common stock outstanding at the time of the transaction was exchanged for 1.75 shares of Orrstown Financial Services, Inc. common stock and $22.20 in cash. The purchase price for shares exchanged for common stock was $35.49 with 400,000 shares of First National common stock outstanding. Fractional shares were paid out in cash at the time of the transaction. First National was engaged in providing banking and bank related services in Perry County, Pennsylvania with four branches, and was originally organized on May 23, 1893. As of the close of business on June 15, 2007, The First National Bank of Newport and Orrstown Bank combined the two bank charters into one bank with Orrstown Bank as the surviving bank.

Business

Orrstown Financial Services, Inc.’s primary activity consists of owning and supervising its subsidiary, Orrstown Bank (the Bank). The day-to-day management of the Bank is conducted by the subsidiary’s officers. Orrstown Financial Services, Inc. derives a majority of its current income from Orrstown Bank.

Orrstown Financial Services, Inc. has no employees other than its five officers who are also employees of its subsidiary bank. On December 31, 2008, Orrstown Bank had 242 full-time and 45 part-time employees.

The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants commercial, agribusiness, residential and other consumer loans to customers in its market area of Franklin, Perry and Cumberland Counties of Pennsylvania and Washington County, Maryland. The concentrations of credit by type of loan are set forth on the face of the balance sheet filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data”. The Bank maintains a diversified loan portfolio and evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer and collateral standards established in the Bank’s lending policies and procedures.

All secured loans are supported with appraisals or evaluations of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided they meet acceptable standards for liquidity and marketability. Loans secured by equipment and/or other non real estate collateral normally do not exceed 70% of appraised value or cost, whichever is lower. Loans secured by real estate generally do not exceed 80% of the appraised value of the property. Loan to collateral values are monitored as part of the loan review process, and appraisals are updated as deemed appropriate in the circumstances.

Administration and supervision over the lending process is provided by the Bank’s Credit Administration Committee which is comprised of outside directors. Executive officers and loan department personnel regularly meet with and report to the Credit Administration Committee. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Loan Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals. Orrstown Bank employs a Loan Review Officer, who is independent from the loan function and reports directly to the Credit Administration Committee. The Loan Review Officer continually monitors and evaluates loan customers utilizing risk-rating criteria established in the Loan Policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans. The Loan Review Officer reports the results of the loan reviews at least quarterly to the Credit Administration Committee for approval and provides the basis for evaluating the adequacy of the allowance for loan losses.

Through its trust department, Orrstown Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law.

As of December 31, 2008, the Corporation had total assets of approximately $1.052 billion, total shareholders’ equity of approximately $103 million and total deposits of approximately $757 million.

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

Interstate Banking and Branching

As a bank holding company, the Corporation is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank, or savings association. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (Riegle-Neal), subject to certain concentration limits and other requirements, bank holding companies such as the Corporation may acquire banks and bank holding companies located in any state. Riegle-Neal also permits banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation “opting in” to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of that provision of Riegle-Neal. The Corporation has expanded its market south into Hagerstown, Maryland with its first branch opening in March 2006 and a second branch opening in September 2008.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2008, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation’s common stock is registered with the SEC, it is subject to this Act. As an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Corporation was subject to section 404 of the Sarbanes-Oxley Act starting in the year ended December 31, 2004.

FDIC Insurance and Assessments

Deposit accounts in the Company’s subsidiary bank are insured by the Federal Deposit Insurance Corporation. The Bank’s deposits, therefore, are subject to FDIC deposit insurance. Assessments were generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Emergency Economic Stabilization Act of 2008 increased the maximum deposit insurance amount on certain deposit accounts from $100,000 to $250,000 until December 31, 2009.

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

        On November 26, 2008, the FDIC issued the Temporary Liquidity Guarantee Program (TLG Program), effective October 14, 2008 for institutions opting into the program. The TLG Program consists of two components, Transaction Account Guarantee Program (TAG Program) and the Debt Guarantee Program (DGP). Orrstown Bank opted into the Transaction Account Guarantee Program. Under this program, through December 31, 2009, all noninterest-bearing transaction accounts and Now accounts, as defined by the final rule, are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAG Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Orrstown Bank and the Corporation opted out of the Debt Guarantee Program.

In 2008, the FDIC assessment for Orrstown Bank was $296,000. The 2009 assessment will increase materially. It could exceed $2 million given proposed special amendments.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (the EESA) was enacted on October 3, 2008. The EESA authorizes the Secretary of the U.S. Treasury (the Treasury) to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (TARP). The EESA increases the maximum deposit insurance amount on certain deposit accounts from $100,000 to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. The EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Program under which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The Corporation, after considerable analysis and deliberation, chose not to participate in the Capital Purchase Program.

Future Legislation

Changes to the laws and regulations in the state where the Corporation and the Bank do business can affect the operating environment of both the bank holding company and its subsidiaries in substantial and unpredictable ways. The Corporation cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation. This is also true of federal legislation particularly given the current volatile environment.

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

The Bank continues to implement strategic initiatives focused on expanding our core businesses and to explore, on an ongoing basis, acquisition, divestiture, and joint venture opportunities. We analyze each of our products and businesses in the context of customer demands, competitive advantages, industry dynamics, and growth potential.

Item 1A—Risk Factors

There are a number of significant risks and uncertainties which are difficult to predict, including those specified below, that may adversely affect the Corporation’s business, financial results or stock price. As a financial institution, the Corporation has significant exposure to market risk, including interest-rate risk, liquidity risk and credit risk, among others. Adverse experience with these or additional risks that the Corporation currently does not know about, or currently views as immaterial, may also impair the Corporation’s business or adversely impact its financial results or stock price.

Interest Rate Risk — The Corporation is exposed to interest rate risk in its core banking activities of lending and deposit-taking since assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income, which represents the largest revenue source for the Corporation, is subject to the effects of changing interest rates. The Corporation closely monitors the sensitivity of net interest income to changes in interest rates and attempts to limit the variability of net interest income as interest rates change. The Corporation makes use of both on- and off-balance sheet financial instruments to mitigate exposure to interest rate risk. Possible actions to mitigate such risk include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

Liquidity Risk — Liquidity refers to the Corporation’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The Corporation obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit and borrowings from the Federal Home Loan Bank of Pittsburgh and others. Should the Corporation experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of funding become restricted due to disruption in the financial markets, or the soundness of other financial institutions, the Corporation’s ability to obtain funding could be negatively impacted. The Corporation attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact of various events in a contingency funding plan. The Corporation estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. To mitigate such risk, the Corporation maintains available lines of credit with the Federal Home Loan Bank of Pittsburgh that is secured by loans and unsecured lines with correspondent banks. On an ongoing basis, management closely monitors the Corporation’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.

Credit Risk — Factors that influence the Corporation’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Corporation’s real estate loan portfolio and mortgage-related investment securities portfolio, real estate valuations, in particular. Other factors that can influence the Corporation’s credit loss experience, in addition to general economic conditions and borrowers’ specific abilities to repay loans, include: (i) the impact of declining real estate values on the portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with residential mortgage loans and other loans supporting mortgage-related securities; (iii) the concentration of commercial real estate loans in the loan portfolio; (iv) consumer loan charge offs, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types; (v) the weakening housing market; (vi) the troubled state of financial and credit markets and the Federal Reserve positioning of monetary policy; (vii) sluggish job creation and rising unemployment, which have caused consumer spending to slow and the underlying impact on businesses’ operations and abilities to repay loans should consumer spending continue to slow; (viii) and continued slowing of domestic automobile sales. All of these factors can affect the Corporation’s credit loss experience. To help manage credit risk, the Corporation maintains a detailed loan policy and utilizes various committees that include members of senior management to approve and monitor significant extensions of credit. The Corporation also maintains a credit review department that regularly reviews the loan portfolios to ensure compliance with established credit policy. The Corporation maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio.

Supervision and Regulation — The Corporation is subject to extensive state and federal laws and regulations governing the banking industry, in particular, and public companies, in general, including laws related to corporate taxation. Many of those laws and regulations are described in Part I, Item 1 “Business”. Changes in those or other laws and regulations, or the degree of the Corporation’s compliance with those laws and regulations as judged by any of several regulators, including tax authorities, could have a significant effect on the Corporation’s operations and its financial results.

Detailed discussions of the specific risks outlined above and other risks facing the Corporation are included within this Annual Report on Form 10-K in Part I, Item 1 “Business”, and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Furthermore, in Part II, Item 7 under the heading “Forward-Looking Statements” is included a description of certain risks, uncertainties and assumptions identified by management that are difficult to predict and that could materially affect the Corporation’s financial condition and results of operations, as well as the value of the Corporation’s common stock.

In addition, the market price of Orrstown Financial common stock may fluctuate significantly in response to a number of other factors, including changes in securities analysts’ estimates of financial performance, volatility of stock market prices and volumes, rumors or erroneous information, changes in market valuations of similar companies and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

Item 1B—Unresolved Staff Comments

None

Item 2—Properties

Orrstown Bank owns buildings in Orrstown, Shippensburg (2), Carlisle (2), Spring Run, Chambersburg (3), Mechanicsburg (2), Newport (2), Duncannon, and New Bloomfield, Pennsylvania and in Hagerstown, Maryland. Offices of Orrstown Bank are located in each of these buildings.

The Bank also leases space for offices located in Greencastle, Carlisle (2) and Camp Hill, Pennsylvania and in Hagerstown, Maryland.

Item 3—Legal Proceedings

Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Corporation has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Corporation’s operations or financial position.

Item 4—Submission of Matters to Vote of Security Holders

None

Part II

Item 5—Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Information

Orrstown Financial Services, Inc.’s common stock is not traded on a national securities exchange. Quotations for shares of the Corporation’s common stock are reported through the OTC Bulletin Board service under the symbol ORRF, and are traded over the counter with brokers who make a market in the stock. At December 31, 2008, the number of shareholders of record was approximately 3,100. The price ranges for Orrstown Financial Services, Inc. common stock set forth below represent prices in actual transactions as published by various financial sources.

	2008			2007
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
Dividend (1)	High	Low		High	Low
First quarter	$31.50	$29.50	$0.21	$36.19	$33.67	$0.20
Second quarter	33.96	29.10	0.22	35.60	31.00	0.20
Third quarter	31.75	29.00	0.22	33.40	28.00	0.21
Fourth quarter	30.25	27.00	0.22	34.00	30.00	0.21

			$0.87			$0.82

(1)	Note: All per share data has been restated after giving retroactive recognition to a 5% stock dividend paid June 15, 2007.

The Corporation expects to continue its policy of paying regular cash dividends declared from time to time by the Board of Directors, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. See Note 15 in the “Notes to Consolidated Financial Statements” for the year ended December 31, 2008 for restrictions on the payment of dividends.

Issuer Purchases of Equity Securities

The table below summarizes the Corporation’s repurchase of common equity securities during the quarter ended December 31, 2008. The maximum number of shares that may yet be purchased under the plan is 57,993 shares at December 31, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
10/1/08 through 10/31/08	1,072	$29.94	N/A	100,803
11/1/08 through 11/30/08	35,007	27.03	N/A	65,796
12/1/08 through 12/31/08	7,803	29.50	N/A	57,993

Total	43,882	$27.54

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of December 31, 2008, 92,007 shares have been purchased under the program. Orrstown did not sell any unregistered securities.

PERFORMANCE GRAPH

The following graph shows a five-year comparison of the cumulative total return on the Corporation’s common stock as compared to other indexes: the SNL index of banks with assets between $1 billion and $5 billion, the S&P 500 Index, and the NASDAQ Composite index. Shareholder returns on the Corporation’s common stock are based upon trades reported by the National Association of Securities Dealers’ Inc.’s OTC Bulletin Board service. The Corporation is not aware of all prices at which shares traded during such periods. The shareholder returns shown in the graph are not necessarily indicative of future performance. The performance illustrated assumes that $100 was invested in the Corporation’s common stock and each index on December 31, 2003 and that all dividends were reinvested.

Orrstown Financial Services, Inc.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Orrstown Financial Services, Inc.	100.00	135.52	111.11	120.26	106.24	98.41
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

Item 6—Selected Financial Data

Selected Financial Data at or for the Year

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006**	2005	2004
Summary of Operations
Interest income	$52,313	$53,106	$44,788	$32,415	$25,892
Interest expense	19,408	22,986	17,371	9,537	6,986

Net interest income	32,905	30,120	27,417	22,878	18,906
Provision for loan losses	1,450	750	390	144	210

Net interest income after provision for loan losses	31,455	29,370	27,027	22,734	18,696
Securities gains (losses)	(27)	58	41	(60)	88
Other operating income	15,444	13,248	11,042	9,119	6,881
Other operating expenses	28,287	24,921	21,628	17,397	14,718

Income before income taxes	18,585	17,755	16,482	14,396	10,947
Applicable income tax	5,482	5,197	4,850	4,409	3,177

Net income	$13,103	$12,558	$11,632	$9,987	$7,770

Per Common Share Data*
Income before taxes	$2.89	$2.76	$2.66	$2.54	$1.94
Applicable income taxes	0.85	0.81	0.78	0.78	0.56

Net income	2.04	1.95	1.87	1.76	1.38

Diluted net income	1.94	1.86	1.79	1.69	1.33
Cash dividend paid	0.87	0.82	0.743	0.556	0.454
Book value at December 31	16.18	14.97	13.88	10.03	8.71
Average shares outstanding—basic	6,421,022	6,428,853	6,201,978	5,677,927	5,630,118
Average shares outstanding—diluted	6,750,128	6,735,174	6,475,721	5,917,933	5,836,730

Stock Price Statistics*
Close	$27.00	$30.00	$34.81	$32.86	$40.82
High	33.96	36.19	37.14	45.35	45.35
Low	27.00	28.00	30.29	32.81	29.48
Price earnings ratio at close	13.2	15.4	18.6	18.7	29.6
Price to book at close	1.7	2.0	2.5	3.3	4.7

Year-End Balance Sheet Data
Total assets	$1,051,783	$884,979	$809,031	$601,460	$514,651
Total loans	820,468	701,964	618,827	460,386	389,268
Total investment securities	128,353	96,355	91,393	71,677	82,801
Deposits—noninterest bearing	84,261	91,365	85,420	68,697	66,784
Deposits—interest bearing	673,107	554,991	553,299	394,125	338,579

Total deposits	757,368	646,356	638,719	462,822	405,363

Repurchase agreements	63,407	55,580	40,953	36,138	19,493
Liabilities for borrowed money	118,887	78,453	33,190	40,306	35,569
Total shareholders’ equity	103,347	96,124	89,388	57,310	49,250
Trust assets under management—market value	$354,000	$415,000	$404,000	$368,000	$349,000

Performance Statistics
Average equity / average assets	10.45%	10.98%	10.66%	9.67%	9.34%
Return on average equity	13.20%	13.64%	15.10%	18.69%	16.78%
Return on average tangible equity	17.02%	18.02%	18.98%	19.28%	17.09%
Return on average assets	1.38%	1.50%	1.61%	1.81%	1.57%
Return on average tangible assets	1.43%	1.56%	1.66%	1.81%	1.57%

*	Per share amounts have been restated to reflect: a 5% stock dividend paid June 15, 2007 and a 5% stock dividend paid June 29, 2005
**	The First National Bank of Newport was acquired on May 1, 2006. Results above reflect First National’s operations after May 1, 2006.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The following is a discussion of our consolidated financial condition and results of operations for each of the three years ended December 31, 2008, 2007 and 2006. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in this report to assist in the evaluation of Orrstown Financial Services, Inc.’s 2008 performance. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, change in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Annual Report, see “Important Factors Relating to Forward Looking Statements”.

Corporate Profile and Significant Developments

Orrstown Financial Services, Inc. (the Corporation) is a financial holding company headquartered in Shippensburg, Pennsylvania with consolidated assets of $1.051 billion at December 31, 2008. The consolidated financial information presented herein reflects the Corporation and its wholly-owned commercial bank subsidiary, Orrstown Bank.

Orrstown Bank, with total assets of $1.049 billion at December 31, 2008, is a Pennsylvania chartered commercial bank with 21 offices. Nineteen of those offices are located in Pennsylvania and two in Maryland. On May 21, 2006 the Corporation acquired The First National Bank of Newport, located in Perry County, Pennsylvania. On June 15, 2007 The First National Bank of Newport was merged into Orrstown Bank. Results of their operations were included for the last eight months of 2006. Orrstown Bank’s deposit services include a variety of checking, savings, time and money market deposits along with related debit card and merchant services. Lending services include commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Orrstown Financial Advisors offers a diverse line of financial services to our customers, including, but not limited to, brokerage, mutual funds, trusts, estate planning, investments and insurance products. At December 31, 2008, approximately $354 million of assets under management were serviced by the Financial Advisors.

At the May 2008 annual shareholders’ meeting President and Chief Executive Officer, Kenneth R. Shoemaker announced his retirement effective after the May 5, 2009 annual shareholder’s meeting. On February 13, 2009 it was announced that Thomas R. Quinn, Jr. had been selected to succeed Mr. Shoemaker effective May 5, 2009.

On October, 29, 2007, Orrstown Bank purchased a facility to utilize as its Operations Center located at 2605 – 2695 Philadelphia Avenue, Chambersburg, Pennsylvania, in the North Pointe Business Center. During May 2008, this facility was completed. The loan operations, EFT department, deposit operations, information technology, human resources and other support staff moved into the renovated building. The reclamation and refurbishment of the largely unoccupied former strip shopping center has been widely recognized in the Chambersburg area.

On September 2, 2008 Orrstown Bank opened its second office in Hagerstown, Maryland at 1020 Professional Court, off Eastern Boulevard. Growth in Hagerstown has been above expectations and justified a flagship office.

The Corporation achieved a milestone during 2008’s third quarter by surpassing $1 billion of assets.

Economic Climate

During 2008, the U.S. economy faced significant challenges resulting in an overall economic downturn. Poor economic conditions, which were initially evident within the residential housing market beginning in 2007, spread throughout most sectors of the economy in 2008. A large overhang of vacant housing relative to historical norms and declines in housing starts during the beginning of 2009 has new construction at record lows. Industries like retailers, wholesalers and manufacturers are seeing inventories surge while sales are stagnant. Previous overproduction and cut backs in new production could have unemployment rates rising above 9% during 2009. To help stabilize the financial markets, the Federal Open Market Committee expects to hold the fed funds target rate to 0%-25% for the foreseeable future. The government’s plan to aid in the recovery of the financial markets will depend on the design and implementation of an effective program that will help the capital position of banks as well as clear devalued assets from their balance sheets. Although the Federal Reserve’s “Term Asset-Backed Securities Loans Facility” is still being finalized, the resulting program could help the financial industry and consumers alike by increasing credit availability, increasing liquidity and by lowering rates.

The Corporation recorded $84,000 of equity securities impairment expense during 2008 and may face additional amounts in 2009. Despite this set back and the expectation of a challenging economy during 2009, the Corporation believes it is positioned to withstand these conditions through its strong capital and liquidity positions, high quality loan and debt securities portfolios and prudent management of credit and interest rate risk.

Results of Operations

For the year ended December 31, 2008, the Corporation recorded net income of $13,103,000, an increase of 4.3% over 2007 earnings of $12,558,000, which was an 8.0% increase over net income of $11,632,000 realized in 2006. Basic earnings per share have increased over the last three years from $1.87 in 2006 to $1.95 in 2007 and $2.04 in 2008.

The Corporation’s earnings performance continues to be well above peer group averages as measured by various ratio analyses. Two widely recognized performance indicators are the return on average assets (ROA) and the return on average equity (ROE). The average publicly traded banking company and the average Mid-Atlantic Region banking company generated an ROA of approximately 0.36% and 0.62%, respectively, during 2008 per SNL Financial, a provider of financial information for the banking industry. SNL Financial indicates that approximately 3.81% is the median 2008 ROE for our industry while Mid-Atlantic banks returned approximately 6.61% on average. Return on average tangible assets (ROTA) and return on average tangible equity (ROTE) ratios exclude intangibles from the balance sheet and related amortization and tax expense from net income. The Corporation has goodwill and intangibles from the acquisition of companies and purchased deposits. The following table compares the last three year’s performance ratios.

Performance Statistics	2008	2007	2006
Return on average assets	1.38%	1.50%	1.61%
Return on average tangible assets	1.43%	1.56%	1.66%
Return on average equity	13.20%	13.64%	15.10%
Return on average tangible equity	17.02%	18.02%	18.98%
Average equity / average assets	10.45%	10.98%	10.66%

Interest Income FTE

Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis (FTE) and balances represent average daily balance unless otherwise stated. The marginal tax rate used in taxable equivalent equations is 35% for 2006, 2007 and 2008.

Average earning assets as a percent of average assets has remained relatively flat during 2008 as compared to 2007 resulting in ratios of 91.0% for 2008, 90.9% for 2007 and 91.3% for 2006. During 2007, the prime lending rate (prime) stayed at 8.25% through the first 8 months of the year; but by September, prime started to drop and ended the year at 7.25%. In January 2008, the prime rate took two quick hits dropping to 6.00% by the end of the month, creating a flurry of budget revisions across the industry. Prime continued to decline to 3.25% by December 16, 2008; an overall reduction of 400 basis points during the twelve month period. The 3.25% prime lending rate is the lowest it has been since October 1955. The federal funds target rate ended at 25 basis points by the end of December 2008. These declines have affected the banking industry as a whole, but the Corporation has managed a higher level of performance than many peers.

Average volume increases for 2008 were $7,280,000 while average volume increases for 2007 were $7,553,000. Although volume factors for interest earning assets were at approximately the same level, the decline in rate factors reduced interest earning income from an increase of $696,000 in 2007 compared to 2006, to a decrease of $8,064,000 compared to last year.

Interest earning assets for 2008, grew 13.5%, or $102.7 million on an average daily basis, and interest income declined by $784,000 or 1.4%, during the same period. Although the Bank typically maintains a funds-sold position, Federal funds sold earned 25 basis points or less by the end of the year. The interest rate on these funds has decreased dramatically from earning an average of 5.21% in 2007 to earning an average of 2.16% during 2008. During the last part of 2008, the rate of return has declined to under 1.00%. The securities portfolio has grown by 9.6% over last year and enhanced liquidity, but income earned on these balances has declined by 5.8%. The loan portfolio grew by $95.2 million during 2008 with most of the growth channeled into commercial loans. Commercial loan balances were up $87.2 million, or 19.7%, over 2007 levels. Mortgage loans saw a decline primarily in fixed loans and growth in the 5/1 adjustable rate mortgage loans, resulting in an overall decrease of $6.8 million in mortgage products. Generation and sales of mortgages into the secondary market continued at a brisk pace during 2008, however. Consumer loans increased by $14.9 million, or 16.2%, over the prior year. Compared to the robust growth in the volume of loans; interest income from these products declined by 0.3%. Interest income on all variable rate loans fell as rate drops occurred. Adjustable rate products are affected as individual loans hit adjustment dates. To stem the fall of interest income, rate floors were incorporated into some loan products.

Interest Expense

Interest bearing liabilities grew 15.5%, or $101.0 million, during 2008. Demand deposit increases of $47.8 million contributed to the funding growth, including growth of $28.6 million in the reward checking. The increase in volume from the reward checking program and a higher rate of return resulted in an increase in interest expense. Money market account products grew by $22.1 million and although the balances have grown, interest expense has declined in the falling rate environment. Saving account deposits decreased $11.8 million due to some disintermediation. Although time deposit balances declined by 1.5%, brokered certificates of deposits were purchased during the course of the year adding $48.5 million by year end at competitive rates. Purchase of these deposits has helped to fund our strong loan demand. Short term borrowings in the form of repurchase agreements added $10.3 million. Long term borrowings increased by $52.3 million and increased associated interest expense by $2.1 million.

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

For the year ended December 31, 2008, non FTE net interest income totaled $32,905,000, an increase of $2,785,000, or 9.2%, over 2007. The 2007 net interest total was $30,120,000, or 9.9%, over 2006 results. On a FTE basis, net interest income increased by 9.0% in 2008 and 9.2% in 2007. The Corporation’s net interest spread was 3.85% in 2006, 3.58% in 2007, and 3.60% in 2008. The net interest margin, which factors in noninterest bearing funds sources, has moved from 4.32% to 4.08% to 3.93% in 2006, 2007 and 2008, respectively.

Throughout the declining rate environment, Bank management has continued to price deposits and loans such that the spread has remained relatively the same at 3.60% for 2008 and 3.58% for 2007. This has been a remarkable feat as other institutions in our peer group have had significant deterioration in their interest rate spreads. Net interest income growth has been achieved through volume, not rate.

Loan growth was robust during the fourth quarter of 2008, exceeding expectations. This was fueled somewhat by the lowering rate environment as prime dropped 175 basis points during the fourth quarter. Approximately 32% of our balance sheet consists of variable rate loans. To compensate for the large portfolio of variable rate loans, the Bank acquired $50 million of rate swaps during the fourth quarter 2008. The swaps trade variable rate, at Wall Street Journal prime, for fixed rate exceeding 5.0%. This helped to stabilize the net interest margin, but declines in the margin are still anticipated for 2009, due to the generally low rate environment. In addition, as member of the Federal Home Loan Bank of Pittsburgh (FHLB), the Bank holds approximately $6.4 million of FHLB stock. This stock was yielding 6.0% in the third quarter 2007 and 3.0% during the third quarter 2008, but the FHLB cut the dividend to zero effective October 1, 2008. This will remove approximately $200,000 from 2009 net interest income.

The rapid fourth quarter loan growth stressed our traditional funding sources, therefore, the Bank utilized the nontraditional sources of FHLB advances and brokered certificates of deposits. These buys were well within the confines of the Corporation’s liquidity policy. These funds were acquired a lower rate than the cost of traditional retail deposits, thanks to our strong IDC rating and the overall strength of Orrstown Bank. Nevertheless, expectations are of net interest margin compression during 2009, but with continued growth in net interest income. The Corporation’s 2008 net interest margin of 3.93% declined by 15 basis points from 2007 levels, but remained comfortably ahead of industry averages of 3.70% overall and 3.60% within the Mid-Atlantic region per SNL Financial.

ANALYSIS OF NET INTEREST INCOME

Average Balances and Interest Rates, Taxable Equivalent Basis

	2008			2007			2006
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$10,356	$227	2.19%	$11,618	$610	5.25%	$18,964	$956	5.04%

Taxable investment securities	76,413	2,862	3.75	64,323	2,931	4.56	60,432	2,480	4.10
Tax-exempt investment securities	23,679	1,692	7.15	27,005	1,901	7.04	26,395	1,948	7.38

Total investment securities	100,092	4,554	4.55	91,328	4,832	5.29	86,827	4,428	5.10

Taxable loans	738,552	47,362	6.41	646,707	47,720	7.38	538,637	39,380	7.31
Tax-exempt loans	15,780	1,172	7.43	12,437	937	7.53	14,954	1,086	7.26

Total Loans	754,332	48,534	6.43	659,144	48,657	7.38	553,591	40,466	7.31

Total interest-earning assets	864,780	53,315	6.17	762,090	54,099	7.10	659,382	45,850	6.95
Non-Interest Earning Assets:
Cash and due from banks	13,857			14,767			15,206
Bank premises and equipment	29,144			21,895			16,802
Other assets	48,542			45,460			36,141
Less allowance for loan losses	(6,421)			(5,632)			(4,960)

Total	$949,902			$838,580			$722,571

Liabilities and Shareholders’ Equity
Interest Bearing Liabilities:
Interest bearing demand deposits	$251,547	$3,845	1.53	$203,718	$4,202	2.06	$159,035	$1,887	1.19
Savings deposits	61,881	618	1.00	73,718	1,440	1.95	87,665	2,015	2.30
Time deposits	279,127	9,558	3.42	283,343	13,007	4.59	243,929	10,287	4.22
Short term borrowings	67,175	1,248	1.86	50,305	2,295	4.56	40,293	1,877	4.66
Long term borrowings	94,737	4,139	4.37	42,415	2,042	4.81	28,651	1,305	4.55

Total interest bearing liabilities	754,467	19,408	2.57	653,499	22,986	3.52	559,573	17,371	3.10
Non-Interest Bearing Liabilities:
Demand deposits	87,537			85,383			79,733
Other	8,657			7,635			6,237

Total Liabilities	850,661			746,517			645,543
Shareholders’ Equity	99,241			92,063			77,028

Total	$949,902		2.24	$838,580		3.02	$722,571		2.63

Net interest income / net interest spread		$33,907	3.60%		$31,113	3.58%		$28,479	3.85%

Net interest margin			3.93%			4.08%			4.32%

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

	2008 Versus 2007 Increase (Decrease) Due to Change in			2007 Versus 2006 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income
Loans (net of unearned discounts)	$7,029	$(7,152)	$(123)	$7,718	$473	$8,191
Taxable investment securities	551	(620)	(69)	160	291	451
Tax-exempt investment securities	(234)	25	(209)	45	(92)	(47)
Other short-term investments	(66)	(317)	(383)	(370)	24	(346)

Total interest income	7,280	(8,064)	(784)	7,553	696	8,249

Interest Expense
Interest bearing demand deposits	987	(1,344)	(357)	530	1,785	2,315
Savings deposits	(231)	(591)	(822)	(321)	(254)	(575)
Time deposits	(194)	(3,255)	(3,449)	1,662	1,058	2,720
Short-term borrowings	770	(1,817)	(1,047)	466	(48)	418
Long-term borrowings	2,519	(422)	2,097	627	110	737

Total interest expense	3,851	(7,429)	(3,578)	2,964	2,651	5,615

Net Interest Income			$2,794			$2,634

TAX-EQUIVALENT NET INTEREST INCOME

	December 31,
(Dollars in thousands)	2008	2007	2006
GAAP Financial Measurements:
Interest income-securities and other investment income	$4,189	$4,777	$4,702
Interest income—loans	48,124	48,329	40,086
Interest expense—deposits	14,021	18,649	14,189
Interest expense—borrowings	5,387	4,337	3,182

Net interest income	32,905	30,120	27,417

Non-GAAP Financial Measurements:
Add: tax benefit on tax-exempt investment securities	$592	$665	$682
Add: tax benefit on tax-exempt loans	410	328	380

Total tax benefit on tax-exempt interest income	1,002	993	1,062

Tax-equivalent net interest income	$33,907	$31,113	$28,479

Noninterest Income

Other noninterest income, excluding securities gains, increased $2,196,000, or 16.6%, in 2008. Other service charges on deposit accounts increased $107,000 and service charges and fees on loans increased $890,000.

The weakened economy has begun to effect consumer behavior and a slowing in growth of debit card fees and overdraft protection fees during 2009 is anticipated. Overdraft protection fees have increased by $386,000 over 2007. The convenience of debit card usage for consumers, and the popularity of our Reward Checking product, has increased debit card fees by 37.9%, or $383,000. Merchant account fees have increased by $74,000.

Loan service charges and fees increased 55.5% over 2007. Loan income, not including secondary market income, grew $325,000 due to a number of loan modifications taking place during the spring of 2008. The increase in loan modifications was a reflection of declining interest rates in the market. Commercial development loans contributed to a $66,000 increase in letter of credit fees over last year. Loans made on the secondary mortgage market program contributed fees of $565,000, or a 57.8% increase over last year. The outstanding balances of assets serviced for others at December 31, 2008, stood at $121.0 million and $92.9 million at December 31, 2007, a 30.2% increase in serviced mortgage loans.

ATM fees as well as ATM expense both declined in 2008 as compared to 2007; but net ATM fees increased by $10,000 over 2007. The Reward Checking product limits ATM fees. Orrstown Bank sold its interest in CBIA, a property and casualty insurance business; the sale on the investment provided a nonrecurring pretax gain of $219,000 in May 2007.

During a very trying year of collapsing market values, assets under management have declined to $354 million at December 31, 2008 from $415 million at December 31, 2007. Orrstown Financial Advisors contributed $2,840,000 of trust income in 2008, an increase over 2007 of $258,000, while brokerage income decreased by $145,000 versus the prior year. Fees paid by customers are based on the value of their investment portfolios. The decrease in individual investment values traded in various markets has impacted the Bank’s ability to generate asset management fees, particularly in the latter half of 2008. This trend will probably continue into 2009 as markets continue to struggle. The recent turmoil has left the general public wary of the stock market, but this has created opportunities for Orrstown Financial Advisors to showcase their experience and willingness to help current and new clients alike.

An increase in other operating income of $533,000 was due to a gain on the sale of land acquired in the North Pointe Business Park purchase and the gain on the sale of the Lurgan Avenue property that used to house the Human Resource and Training Departments. The sale of the Lurgan Avenue property included the land, building and some minor furniture. Rental income increased by $91,000 due primarily to rental income associated with the purchase of the North Pointe Business Center, which contains two rental units.

The Corporation had net securities losses in 2008 of $27,000 and net securities gains in 2007 of $58,000. These losses earlier in the year were taken to allow reinvestment as well as to reduce the taking of “other than temporarily impaired” losses. These losses were also offset by the capital gains mentioned above. Impairment losses of $84,000 are shown as an expense in the Analyses of Noninterest Expenses table below.

The table that follows provides additional information regarding noninterest income changes over the past three years:

ANALYSES OF NONINTEREST INCOME

	Year Ended December 31,			% Change
(Dollars in thousands)	2008	2007	2006	2008-2007	2007-2006
Other Income
Debit card fees	$1,394	$1,011	$744	37.9%	35.9%
Overdraft protection fees	3,922	3,536	2,683	10.9%	31.8%
Other service charges on deposit accounts	1,442	1,335	1,244	8.0%	7.3%
Loan service charges and fees	2,495	1,605	1,363	55.5%	17.8%
ATM fees	462	481	405	-4.0%	18.8%
Other service charges, commissions and fees	99	78	153	26.9%	-49.0%
Trust department income	2,840	2,582	2,325	10.0%	11.1%
Brokerage income	1,413	1,558	1,382	-9.3%	12.7%
Cash surrender value income	683	682	581	0.1%	17.4%
Non-recurring revenue	0	219	0	-100.0%	0.0%
Other operating income	694	161	162	331.1%	-0.6%

Subtotal before securities transactions	15,444	13,248	11,042	16.6%	20.0%
Securities gains (losses)	(27)	58	41	-146.6%	41.5%

Total other income	$15,417	$13,306	$11,083	15.9%	20.1%

Noninterest Expenses

Total operating expenses increased by $3,366,000 to $28,287,000, or a 13.5% increase over 2007. This percentage increase is down from the 15.2% increase realized between 2007 and 2006.

Salary expense, including incentive compensation, grew by $702,000, or 6.8% and employee benefits increased 9.1% or $410,000 over 2007. Included in employee benefits was a $251,000 increase in health care costs, a $53,000 increase in salary continuation, a $46,000 increase in employment taxes, a $42,000 addition to periodic post retirement expense and a $40,000 increase in profit sharing expense. Employee stock option expense was down compared to the prior year.

Occupancy and equipment costs rose by 17.0% compared to an 8.2% change over the prior year. The increase of $618,000 was caused primarily by an increase in depreciation expense of $338,000. The Bank completed renovations on its Orrstown office in August 2007 and the expansion at the Stonehedge office in November 2007. The fixed assets associated with these renovations were depreciated for a partial year in 2007 and a full year during 2008 creating some of the increased expense. Depreciation expense was also realized starting in May 2008 for the newly occupied North Pointe Operations building and related furniture and equipment needed to outfit the center. The Eastern Boulevard office in Hagerstown, Maryland opened in September 2008 and resulted in additional depreciation expense for the remaining months of 2008. During the last half of 2008, the teller platform was upgraded to a new online system thus increasing equipment depreciation and adding to maintenance and licensing agreement expense, which had an increase of 24.7% over 2007. The addition of a new firewall protection and reporting system also added to increases in this area. We feel these outlays will serve us for many years to come.

Data processing fees were up slightly due to an increase in merchant processing activity. Advertising in general and the cost of running the reward checking promotions increased this expense by 39.6% over last year. Printing and supplies should start to show some economies from the usage of the online teller system as printing and usage of paper entries has been greatly reduced.

Telephone costs grew by $181,000, or 36.3%, over 2007 due to the increased usage of mobile devices and the addition of the new operations center’s phone connections. The move to a new phone network and the reduction in needed circuits during 2008 should help control theses costs. The non-recurring pretax expenses of $78,000, taken in the second quarter of 2007, were related to the combination of the two bank charters.

Other operating expenses increased over 2007 by $1,186,000, including increases of $183,000 of FDIC insurance. FDIC was discussed previously in Part 1, Item 1 of this report under FDIC Insurance and Assessments. FDIC insurance has become a larger expense compared to last year due to the expiration of credits used in 2007. FDIC assessments are slated to increase over the next few years due to inflation, modifying the deposit fund’s reserve ratio, and to cover the number of bank failures that took place in 2008; a trend that may continue into 2009 because of the troubled economy. Banks will be required to pay a higher assessment based on their total deposits. The increase, effective January 1, 2009, will add approximately $500,000 to FDIC insurance expenses in 2009. Subsequent proposals at the beginning of March 2009 could add an additional $750,000 to $1,600,000 in the form of a one time assessment.

The Hanover Street Senior Apartments, a limited partnership investment, was placed in service at the end of 2007. Another project with Newport Hotel LLP, called Newport Senior Housing, was completed at the end of 2008 with additional investments to be paid in early 2009. This project, along with the Hanover Street project, increased the associated expense by $169,000 compared to 2007. Both of these projects will generate significant income tax credits. Increased loan demand for secondary market mortgage loans has increased the related expense by $161,000 due simply to the volume but the program remains quite profitable. Collection expense increased $116,000 due to a slight up tick in delinquency. The Bank’s loan loss provision has been enhanced during 2008 given the softening economy. The reward checking product has seen remarkable growth since the beginning of the program in mid 2007, which has, in turn, increased related expenses by $100,000, in 2008. Employment agency fees grew by $97,000 due primarily to the search for qualified candidates for the CEO position.

The Corporation was able to maintain an enviable efficiency ratio for 2008 of 56.7% despite the falling rate environment and aforementioned building projects. Efficiency ratios of 55.6% and 54.0% had been generated during 2007 and 2006, respectively. SNL Financial reports average efficiency ratios of approximately 71.48% for the industry and 65.40% for banks of our peer size.

The table that follows provides additional information regarding noninterest expense changes over the past three years:

ANALYSES OF NONINTEREST EXPENSES

	Year Ended December 31,			% Change
(Dollars in thousands)	2008	2007	2006	2008-2007	2007-2006
Other Expenses
Salaries	$9,950	$9,367	$8,341	6.2%	12.3%
Incentive compensation	1,014	895	775	13.3%	15.5%
Employee benefits	4,892	4,482	3,899	9.1%	15.0%
Occupancy and equipment	4,251	3,633	3,357	17.0%	8.2%
Data processing	999	888	873	12.5%	1.7%
ATM expense	164	194	206	-15.5%	-5.8%
Telephone	679	498	350	36.3%	42.3%
Printing and supplies	688	621	487	10.8%	27.5%
Postage	326	350	274	-6.9%	27.7%
Directors fees	385	404	405	-4.7%	-0.2%
Advertising	578	414	406	39.6%	2.0%
PA capital stock & shares tax	566	552	445	2.5%	24.0%
Contributions	357	377	299	-5.3%	26.1%
Security impairment expense	84	0	0	100.0%	0.0%
Non-recurring expense	0	78	0	-100.0%	0.0%
Other operating expenses	3,354	2,168	1,511	54.7%	43.5%

Total operating expenses	$28,287	$24,921	$21,628	13.5%	15.2%

noninterest income as a % of noninterest expense	54.5%	53.4%	51.2%

Federal Income Taxes

The Corporation’s effective federal income tax rate for the year ended December 31, 2008 was 29.5% as compared to 29.3% in 2007 and 29.4% in 2006. Increased low income housing credits that arose from investment in community projects helped to minimally lower the effective rate. Corporate income tax rates for 2009 are forecast to be similar to 2008 levels. Although tax free debt securities will continue to mature, additional low income housing tax credits will be available in 2009. The Corporation was pushed into the 35% tax bracket during 2006 and remained in the 35% tax bracket through 2008. During 2009, taxable income for the Corporation will be at the 35% rate on average but marginally at the 38% rate.

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

The following table shows the maturities of investment securities at book value as of December 31, 2008, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

INVESTMENT MATURITY SCHEDULE

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total	Average Maturity	Weighted Average Yield
U. S. Treasury and government Agency securities	$37,118	$21,128	$0	$0	$58,246	1yr. 1mos.	3.15%
Obligations of states and political subdivisions	550	5,006	2,825	14,845	23,226	10yr. 6mos.	6.84%
Mortgage-backed securities	2,001	10,062	889	23,378	36,330	19yr. 2mos.	4.95%

Total amortized cost	$39,669	$36,196	$3,714	$38,223	$117,802	8yr. 6mos.	4.43%

Percentage of total	33.67%	30.73%	3.15%	32.45%	100.00%
Weighted average yield	2.85%	4.22%	6.89%	6.04%	4.43%

Loan Portfolio

The Bank follows conservative lending practices and continues to carry a high quality loan portfolio with no unusual or undue concentrations of credit. No loans are extended to non domestic borrowers or governments, consistent with past practice and policy.

The loan portfolio at December 31 has grown 16.9% year over year, from $702.0 million to $820.5 million. On an average daily balance, loans have grown 14.4%, from $659.1 million in 2007 to $754.3 million in 2008. Loans considered commercial in purpose have been the leading growth area for the Bank. On an average daily basis commercial loans have grown from $441.7 million in 2007 to $528.9 million in 2008, which is a 19.7%, or $87.2 million increase. Mortgage loans have declined on an average daily basis by $6.8 million as loans generated and sold to the secondary market increased by 30.2%. Consumer loans have increased on an average daily basis by $14.9 million, or 16.2%. The following table presents a breakdown of how loans are secured at the end of each of the last five years:

LOANS SECURED BY:

(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$78,880	$55,698	$59,593	$50,104	$38,659
Real estate—Commercial	250,485	243,210	221,460	181,587	151,259
Real estate—Construction	131,509	92,050	46,947	30,532	18,744
Real estate—Mortgage	351,426	302,419	281,902	191,823	173,444
Consumer	8,168	8,587	8,925	6,340	7,162

Total loans	$820,468	$701,964	$618,827	$460,386	$389,268

Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments, and credit cards) at December 31, 2008.

(Dollars in thousands)	Under One Year	One to Five Years	Over Five Years	Total
Commercial, financial and agricultural	$3,850	$13,336	$61,694	$78,880
Real estate—Construction	33,849	36,879	60,781	131,509

Total loans	$37,699	$50,215	$122,475	$210,389

The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2008.

(Dollars in thousands)	Fixed Rate Loans	Variable Rate Loans
Due within one year	$9,121	$100,373
Due after one but within five years	38,162	46,188
Due after five years	111,598	515,026

Total loans	$158,881	$661,587

Deposit Products

On an average daily basis, total deposits grew 5.3% or $33.9 million over 2007. At December 31, 2008, total deposits grew to $757.4 compared to $646.4 at year end 2007, or a 17.2% increase.

The purchase of brokered certificates of deposit beginning in February 2008 grew to $48.5 million by the end of 2008 and was the primary factor of the year end increase. Although brokered time deposits were purchased, time deposit balances actually decreased on average by $4.2 million. Some growth occurred in time deposits with balances over $100,000 and in retirement accounts, while all other categories declined in differing degrees.

The reward checking program added $20.6 million of additional deposits by year end 2008; and was the main reason the interest bearing demand deposits increased by 23.5%, on average, over the prior year. Average balances of noninterest bearing deposits increased 2.5% over 2007. Some balances from savings accounts migrated into the higher rate checking products, lowering average balances by $11.8 million from 2007. As we move into 2009, building funding sources by traditional methods will continue to be a challenge.

The average amounts of deposits are summarized below:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Demand deposits	$87,537	$85,383	$79,733
Interest bearing demand deposits	251,547	203,718	159,035
Savings deposits	61,881	73,718	87,665
Time deposits	279,127	283,343	243,929

Total deposits	$680,092	$646,162	$570,362

The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2008.

(Dollars in thousands)
Three months or less	$66,348
Over three months through six months	15,166
Over six months through one year	32,257
Over one year	14,764

Total	$128,535

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

Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. The provision for loan losses amounted to $1,450,000, $750,000, and $390,000 for 2008, 2007 and 2006, respectively. These provisions compared to net charge-offs of $451,000, $129,000 and $18,000 for 2008, 2007 and 2006, respectively. The unallocated portion of the reserve was approximately 14.0% at December 31, 2008 and 12.0% at December 31, 2007. The reserve at December 31, 2007 and 2008 represented 0.87% of loans outstanding, the same level that existed at December 31, 2007. This ratio has remained relatively low in recognition of the quality of the loan portfolio.

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

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2008	2007	2006	2005	2004
Loans:
Commercial, financial and agricultural	$319	$1,227	$1,206	$558	$1,381
Real estate—Commercial	2,393	1,990	1,584	573	617
Real estate—Construction	598	45	42	6	0
Real estate—Mortgage	2,567	2,115	1,553	865	330
Consumer	265	30	13	44	105
Unallocated	998	734	1,122	2,382	1,885

Total	$7,140	$6,141	$5,520	$4,428	$4,318

Percentage of Loans to Total Loans
Commercial, financial and agricultural	10%	8%	10%	11%	10%
Real estate—Commercial	30%	35%	36%	39%	39%
Real estate—Construction	16%	13%	8%	7%	5%
Real estate—Mortgage	43%	43%	45%	42%	44%
Consumer	1%	1%	1%	1%	2%

Total	100%	100%	100%	100%	100%

Net charge-offs for the Bank’s loan portfolio has historically been quite low, when compared to industry standards, and represented 0.06% of average outstanding loans during 2008, 0.02% in 2007, and 0.00% in 2006. Net charge-offs to average loans for the industry averaged approximately .32% of loans during 2008, .11% in 2007 and .06% in 2006, per SNL Financial.

SUMMARY OF LOAN LOSS EXPERIENCE

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Amount of loans outstanding at end of period	$820,468	$701,964	$618,827	$460,386	$389,268

Daily average loans outstanding	$754,332	$659,144	$553,591	$421,728	$369,409

Balance of allowance for possible loan losses at beginning of period	$6,141	$5,520	$4,428	$4,318	$4,161
Loans charged off
Commercial, financial and agricultural	2	8	12	0	21
Real estate	415	53	0	30	9
Consumer	80	120	85	52	55

Total loans charged off	497	181	97	82	85

Recoveries of loans previously charged off
Commercial, financial and agricultural	0	3	50	0	0
Real estate	19	13	7	22	3
Consumer	27	36	22	26	29

Total recoveries	46	52	79	48	32

Net loans charged off (recovered)	451	129	18	34	53
Additions to allowance charged to expense	1,450	750	390	144	210
Additions established for acquired credit risk	0	0	720	0	0

Balance at end of period	$7,140	$6,141	$5,520	$4,428	$4,318

Ratio of net charge-offs to average loans outstanding	0.06%	0.02%	0.00%	0.01%	0.01%

Ratio of reserve to gross loans outstanding at December 31	0.87%	0.87%	0.89%	0.96%	1.11%

Risk Elements

Nonperforming assets are comprised of nonaccrual and restructured loans and other real estate owned (OREO) not including bank premises. OREO represents property acquired through foreclosure or settlements of loans and is carried at the lower of the principal amount of the loan outstanding at the time acquired or the estimated fair value of the property. The excess, if any, of the principal balance at the time acquired over the carrying amount is charged against the reserve for loan losses. Nonaccrual loans are loans for which interest income is not accrued due to concerns about the collectibility of interest and/or principal. Restructured loans are loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Other credit risk elements include loans past due for 90 days or more. The Corporation’s loan loss history has been much better than peer standards and analysis of the current credit risk position is favorable. The allowance for loan losses is ample given the current composition of the loan portfolio and adequately covers the credit risk management sees under present economic conditions. Management is prepared to make reserve adjustments that may become necessary as economic conditions continue to change.

Nonperforming loans, as represented by nonaccrual and renegotiated loans, were .05% of outstanding loans at December 31, 2008 and .02% at December 31, 2007. Loans 90 days or more past due and still accruing represented .75% and ..51% of outstanding loans at December 31, 2008 and 2007, respectively.

NONPERFORMING ASSETS

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Loans on nonaccrual (cash) basis	$341	$118	$120	$52	$314

Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	0	0	0	0	0
OREO	608	199	318	1,754	0

Total nonperforming loans and OREO	$949	$317	$438	$1,806	$314

Ratio of nonperforming assets to total loans and OREO	0.12%	0.05%	0.07%	0.39%	0.08%

Ratio of nonperforming assets to total assets	0.09%	0.04%	0.05%	0.30%	0.06%

OTHER CREDIT RISK ELEMENTS:
Loans past due 90 or more days and still accruing	$6,176	$3,586	$1,084	$411	$2,550

Ratio of other credit risk elements to total loans and OREO	0.75%	0.51%	0.18%	0.09%	0.66%

Ratio of other credit risk elements to total assets	0.59%	0.41%	0.13%	0.07%	0.50%

Total nonperforming and other risk assets	$7,125	$3,903	$1,522	$2,217	$2,864

Ratio of total risk assets to total loans and OREO	0.87%	0.56%	0.25%	0.48%	0.74%

Ratio of total risk assets to total assets	0.68%	0.44%	0.19%	0.37%	0.56%

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

RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2008

	Interest Sensitivity Period
(Dollars in thousands)	Within 3 Months	After 3 Within 6 Months	After 6 Within 12 Months	After 1 Year	Total
Rate Sensitive Assets (RSA)
Loans	$317,813	$20,433	$41,417	$440,805	$820,468
Investment securities	21,701	12,569	15,429	78,654	128,353
Other earning assets	14,342	0	0	0	14,342

Total RSA	$353,856	$33,002	$56,846	$519,459	$963,163

Rate Sensitive Liabilities (RSL)
Interest bearing deposits	$239,284	$43,090	$85,325	$305,408	$673,107
Short term borrowed funds	64,007	0	0	0	64,007
Long term borrowed funds	40,354	7,858	30,228	39,847	118,287

Total RSL	$343,645	$50,948	$115,553	$345,255	$855,401

Rate Sensitive GAP
Period	$10,211	$(17,946)	$(58,707)	$174,204	$107,762
Cumulative	$10,211	$(7,735)	$(66,442)	$107,762
GAP as a Percent of Total Assets
Period	0.97%	-1.71%	-5.58%	16.56%
Cumulative	0.97%	-0.74%	-6.32%	10.25%
RSA/RSL cumulative	1.03%	0.98%	0.87%	1.13%

The slightly asset biased, or positive, gap position indicates that earnings are naturally enhanced, or more easily maintained, in a rising rate environment. The position is very closely balanced, though, so no strong bias exists. The cumulative RSA/RSL at December 31, 2008 is 1.03% at three months, 0.98% at six months and 0.87% at twelve months, so the Corporation is not at undue risk under any interest rate scenario. This indicates that the balance sheet is well positioned to be maintained in the current low rate environment and to react to any rate increases in the future. Many of the interest bearing deposits that are variable rate are subject to discretionary pricing so management retains flexibility with those funds which will enhance earnings in a rising rate environment. The majority of the loan portfolio is tied to prime, but the use of three to seven year rate locks helps to maintain the yield in a falling rate environment as well as placing rate floors on any new loans. Management will closely monitor the fiscal policies of our government and will react to any changes quickly in order to maintain a healthy earning asset / interest bearing liability balance.

Contractual Obligations

Contractual obligation payments of the Corporation as of December 31, 2008 are as follows:

(Dollars in thousands)	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years	Total
Long-term debt obligations	$53,456	$50,602	$7,722	$6,507	$118,287
Operating lease obligations	260	397	223	776	1,656

Total	$53,716	$50,999	$7,945	$7,283	$119,943

Capital Adequacy and Regulatory Matters

The Corporation maintains a strong capital base which provides adequate resources to absorb both normal and unusual risks inherent to the banking business. Internal capital generation has been supported, primarily, by net income retained after the declaration of dividends and also through the exercise of options and employee stock purchases. Total shareholders’ equity rose $7.2 million during 2008, an increase of 7.5% over the balance at December 31, 2007. This followed growth of 7.5% and 56.0% during 2007 and 2006, respectively. Growth in 2006 was significantly enhanced by the First National acquisition.

Unrealized securities gains decreased $29,000 during 2008, while unrealized derivative gains of $831,000 resulted from interest rate swaps. These are both components of comprehensive income as shown in Note 1 of

Item 8 included in this report. Treasury stock purchases of $1,376,000 and issuances of $478,000 were completed during 2008. Other growth experienced during 2008 has been provided primarily by net income. Equity represented 9.83% of assets at December 31, 2008, which is down slightly from the 10.86% at December 31, 2007. The increasing earnings stream during this period has allowed the Corporation to steadily increase cash dividends paid to shareholders. In 2008, cash dividends rose $317,000 or 6.0% over 2007 levels, while net income rose 4.3% during the same period. This followed a 13.1% increase in dividend payout for 2007 versus 2006. Dividends per share have moved from $0.74 to $0.82 to $0.87 for 2006 through 2008, respectively.

CAPITAL AND DIVIDEND RATIOS

(Dollars in thousands)	2008	2007	2006
At December 31:
Shareholders’ equity	$103,347	$96,124	$89,388
Equity to asset ratio	9.83%	10.86%	11.05%

For the Year:
Average assets	$949,902	$838,580	$722,571
Average shareholders’ equity	99,241	92,063	77,028
Net Income	13,103	12,558	11,632
Cash dividends paid	5,588	5,271	4,662
Equity to asset ratio	10.45%	10.98%	10.66%
Dividend payout ratio	42.65%	41.97%	40.07%
Return on average equity	13.20%	13.64%	15.10%
Return on average tangible equity	17.02%	18.02%	18.98%

	Orrstown Financial Services			Regulatory Requirements
	2008	2007	2006	Minimum	Well Capitalized
Regulatory Capital Measures:
Leverage ratio	7.9%	8.6%	8.6%	4.0%	5.0%
Tier I capital ratio	10.0%	10.7%	11.0%	4.0%	6.0%
Total (Tier I and Tier II) capital ratio	10.9%	11.6%	12.0%	8.0%	10.0%

The maintenance of a strong capital base, above regulatory risk based minimums and industry averages, has been an integral part of the Corporation’s operating philosophy. Management foresees no problem in maintaining capital ratios in excess of regulatory requirements.

The Corporation and its banking subsidiary are subject to periodic examinations by the Federal Reserve Bank and the Pennsylvania Department of Banking. During 2008, no examinations were conducted at Orrstown Bank. No comments were received from regulatory agencies which, if implemented, would have a material effect on Orrstown Financial Services, Inc.’s liquidity, capital resources, or operations.

Future Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation adopted SFAS 157 effective January 1, 2008; the implementation of SFAS 157 was not material to the consolidated financial statements.

In September of 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04. This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Corporation has promised a continuation of life insurance coverage to persons post retirement. EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees’ term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement. This EITF became effective for fiscal years beginning after December 15, 2007. The Corporation adopted the provisions of this statement effective January 1, 2008. The effect of implementing this standard was a reduction in retained earnings and an increase in accrued benefit liabilities of $263,000 on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The fair value option established by this SFAS, permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. This SFAS is effective for fiscal years beginning after November 15, 2007, with early adoption available in certain circumstances. The Corporation adopted SFAS No. 159 effective January 1, 2008. The Corporation decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on the Corporation’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141 (R)). The Statement replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year annual reporting period that begins after December 15, 2008. The Corporation does not expect the implementation of SFAS 141(R) to have a material impact on its financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements an Amendment of ARB No. 51 (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interest in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its financial statements, at this time.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on the Corporation’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Corporation does not expect the implementation of SFAS 161 to have a material impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Corporation does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 were effective for the Corporation on December 31, 2008 and did not have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP 157-3 was effective as of September 30, 2008 and did not have a material impact on the consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Corporation’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. The FSP also retains and emphasizes the objective of OTTI assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

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

•	technological changes may be more difficult or expensive than anticipated.

SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended December 31, are as follows:

(Dollars in thousands)	2008 Quarter Ended				2007 Quarter Ended

	MAR	JUN	SEP	DEC	MAR	JUN	SEP	DEC
Interest income	$13,388	$12,685	$13,098	$13,142	$12,559	$13,020	$13,656	$13,871
Interest expense	5,471	4,521	4,690	4,726	5,399	5,660	5,971	5,956

Net interest income	7,917	8,164	8,408	8,416	7,160	7,360	7,685	7,915
Provision for loan losses	158	257	257	778	60	90	90	510

Net interest income after provision for loan losses	7,759	7,907	8,151	7,638	7,100	7,270	7,595	7,405
Securities gains (losses)	49	(1)	(75)	0	54	16	(12)	0
Other income	3,562	4,145	3,820	3,917	2,871	3,373	3,535	3,469
Other expense	6,700	6,885	7,316	7,386	5,969	6,125	6,220	6,607

Income before income taxes	4,670	5,166	4,580	4,169	4,056	4,534	4,898	4,267
Applicable income taxes	1,420	1,563	1,417	1,082	1,193	1,314	1,471	1,219

Net income	$3,250	$3,603	$3,163	$3,087	$2,863	$3,220	$3,427	$3,048

Per Common Share Data
Net income	$0.51	$0.56	$0.49	$0.48	$0.45	$0.50	$0.53	$0.47
Diluted net income	$0.48	$0.54	$0.46	$0.46	$0.42	$0.48	$0.51	$0.45
Dividends	0.21	0.22	0.22	0.22	0.20	0.20	0.21	0.21

Performance Statistics
Return on average assets	1.45%	1.57%	1.31%	1.21%	1.44%	1.57%	1.61%	1.38%
Return on average tangible assets	1.50%	1.63%	1.36%	1.25%	1.50%	1.63%	1.67%	1.43%
Return on average equity	13.52%	14.69%	12.57%	12.10%	12.95%	14.16%	14.70%	12.75%
Return on average tangible equity	17.58%	18.94%	16.17%	15.50%	17.29%	18.75%	19.36%	16.69%
Average equity / avg. assets	10.73%	10.71%	10.43%	9.98%	11.13%	11.07%	10.94%	10.80%

All per share amounts have been adjusted to give retroactive recognition to a 5% stock dividend paid June 15, 2007.

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Interest-earning assets are substantially made up of loans and securities. Loans are priced by management with current market rates as guidelines while achieving a positive interest rate spread and limiting credit risk. A significant part of the loan portfolio is made up of variable rate loans and loans that will become variable after a fixed term and will reprice as market rates move. During the fourth quarter of 2008, the Bank engaged in two interest rate swap derivatives to better balance our market risk of variable vs. fixed rate loans. Securities are purchased using liquidity and maturity terms as guidelines to obtain a more matched position. The deposit base is a mix of transaction accounts and time deposits. Many of the interest bearing transaction accounts have discretionary pricing so great flexibility exists for deposit side price adjustments. Time deposits have set maturities as do short term and long term borrowings. Although deposit product cycles and growth are driven by the preferences of our customers, borrowings are structured with specific terms that, when aggregated with the terms for deposits and matched with interest-earning assets, mitigate our exposure to interest rate sensitivity. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. At December 31, 2008, the twelve month cumulative gap was a negative $66.4 million and the RSA/ RSL cumulative ratio was 0.87% which has decreased from .99% since December 31, 2007. Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity, Rate Sensitivity and Interest Rate Risk Analysis in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8—Financial Statements and Supplementary Data

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

Under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, the Corporation has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries is made known to them by others within those entities. The Chief Executive Officer and the Chief Financial Officer believe that, at December 31, 2008, Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintained an effective system of internal control over financial reporting.

The independent registered accounting firm, Smith Elliott Kearns & Company, LLC, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2008. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/s/ Kenneth R. Shoemaker	/s/ Bradley S. Everly
Kenneth R. Shoemaker	Bradley S. Everly
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

March 11, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Orrstown Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the Consolidated Financial Statements, the Corporation changed its policy for accounting for stock-based compensation in 2006. As described in Note 9 to the consolidated financial statements, the Corporation changed its method of accounting for split-dollar post retirement benefits in 2008 as required by the provisions of EITF 06-04.

/S/ SMITH ELLIOTT KEARNS & COMPANY, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

March 11, 2009

Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	At December 31,
(Dollars in thousands)	2008	2007
Assets
Cash and due from banks	$12,871	$17,625
Federal funds sold	13,933	808

Cash and cash equivalents	26,804	18,433

Interest bearing deposits with banks	409	231
Member stock, at cost which approximates market value	7,713	5,751
Securities available for sale	120,640	90,604

Loans
Commercial, financial and agricultural	78,880	55,698
Real estate—Mortgages	601,911	545,629
Real estate—Construction and land development	131,509	92,050
Consumer	8,168	8,587

	820,468	701,964
Less: Allowance for loan losses	(7,140)	(6,141)

Net Loans	813,328	695,823

Premises and equipment, net	31,050	25,980
Cash surrender value of life insurance	16,552	16,067
Goodwill and intangible assets	21,186	21,368
Accrued interest receivable	3,983	3,490
Other assets	10,118	7,232

Total assets	$1,051,783	$884,979

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$84,261	$91,365
Interest bearing	673,107	554,991

Total deposits	757,368	646,356

Short-term borrowings	64,007	58,130
Long-term debt	118,287	75,903
Accrued interest and other liabilities	8,774	8,466

Total liabilities	948,436	788,855

Common stock, no par value—$ .05205 stated value per share 50,000,000 shares authorized with 6,385,666 shares issued at December 31, 2008; 6,452,845 shares issued at December 31, 2007	336	336
Additional paid - in capital	82,555	82,488
Retained earnings	21,120	13,868
Accumulated other comprehensive income	1,369	567
Treasury stock—common, at cost 69,457 shares in 2008; 33,303 shares in 2007	(2,033)	(1,135)

Total shareholders’ equity	103,347	96,124

Total liabilities and shareholders’ equity	$1,051,783	$884,979

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Interest and dividend income
Interest and fees on loans	$48,124	$48,329	$40,086
Interest and dividends on investment securities
U.S. Government and agency	2,589	2,545	2,198
Tax exempt	1,100	1,236	1,266
Other investment income	500	996	1,238

Total interest and dividend income	52,313	53,106	44,788

Interest expense
Interest on deposits	14,021	18,649	14,189
Interest on short-term borrowings	1,248	2,295	1,877
Interest on long-term debt	4,139	2,042	1,305

Total interest expense	19,408	22,986	17,371

Net interest income	32,905	30,120	27,417
Provision for loan losses	1,450	750	390

Net interest income after provision for loan losses	31,455	29,370	27,027

Other income
Service charges on deposit accounts	6,758	5,882	4,671
Other service charges, commissions and fees	3,056	2,164	1,921
Trust department income	2,840	2,582	2,325
Brokerage income	1,413	1,558	1,382
Non-recurring revenue	0	219	0
Other income	1,377	843	743
Investment securities gains (losses)	(27)	58	41

Total other income	15,417	13,306	11,083

Other expenses
Salaries	10,964	10,262	9,116
Employee benefits	4,892	4,482	3,899
Occupancy and equipment	4,251	3,633	3,357
Non-recurring expense	0	78	0
Security impairment expense	84	0	0
Other operating expenses	8,096	6,466	5,256

Total other expenses	28,287	24,921	21,628

Income before income tax	18,585	17,755	16,482
Income tax expense	5,482	5,197	4,850

Net income	$13,103	$12,558	$11,632

Earnings per share
Basic earnings per share	$2.04	$1.95	$1.87
Diluted earnings per share	$1.94	$1.86	$1.79
Dividends per share	$0.87	$0.82	$0.74

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2005	$283	$46,876	$9,964	$187	$0	$57,310

Net income	0	0	11,632	0	0	11,632
Net unrealized securities gains	0	0	0	320	0	320

Comprehensive income						11,952

Cash dividends ($.74 per share)	0	0	(4,662)	0	0	(4,662)
Acquisition of First National—common stock issued	36	24,805	0	0	0	24,841
Stock-based compensation plans:
Compensation expense	0	224	0	0	0	224
Issuance of stock	1	147	0	0	0	148
Purchase of treasury stock (14,749 shares)	0	0	0	0	(543)	(543)
Issuance of treasury stock (4,055 shares)	0	(29)	0	0	147	118

Balance, December 31, 2006	320	72,023	16,934	507	(396)	89,388

Net income	0	0	12,558	0	0	12,558
Net unrealized securities gains	0	0	0	60	0	60

Comprehensive income						12,618

Cash dividends ($.82 per share)	0	0	(5,271)	0	0	(5,271)
Stock dividends issued	16	10,314	(10,330)	0	0	0
Cash paid in lieu of fractional stock dividends	0	0	(23)	0	0	(23)
Stock-based compensation plans:
Compensation expense	0	161	0	0	0	161
Issuance of stock	0	39	0	0	0	39
Purchase of treasury stock (27,964 shares)	0	0	0	0	(937)	(937)
Issuance of treasury stock (5,355 shares)	0	(49)	0	0	198	149

Balance, December 31, 2007	336	82,488	13,868	567	(1,135)	96,124

Net income	0	0	13,103	0	0	13,103
Net unrealized gains on derivatives	0	0	0	831	0	831
Net unrealized securities losses	0	0	0	(29)	0	(29)

Comprehensive income						13,905

Cash dividends ($.87 per share)	0	0	(5,588)	0	0	(5,588)
Post retirement split dollar life insurance	0	0	(263)	0	0	(263)
Stock-based compensation plans:
Compensation expense	0	123	0	0	0	123
Issuance of stock	0	39	0	0	0	39
Purchase of treasury stock (49,294 shares)	0	0	0	0	(1,376)	(1,376)
Issuance of treasury stock (13,140 shares)	0	(95)	0	0	478	383

Balance, December 31, 2008	$336	$82,555	$21,120	$1,369	$(2,033)	$103,347

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities
Net income	$13,103	$12,558	$11,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,295	1,836	1,730
Provision for loan losses	1,450	750	390
Stock based compensation	123	161	224
Net (gain) loss on disposal of other real estate owned	(11)	(14)	62
Net (gain) loss on disposal of bank premises and equipment	(344)	4	0
Net (gain) on sale of investment in affiliate	0	(219)	0
Deferred income taxes	(667)	(482)	(493)
Investment securities (gains) losses	27	(58)	(41)
Security impairment loss	84	0	0
Increase in cash surrender value of life insurance	(485)	(494)	(564)
Increase in accrued interest receivable	(493)	(211)	(566)
Increase (decrease) in accrued interest payable	(7)	61	287
Other, net	(834)	(1,257)	635

Net cash provided by operating activities	14,241	12,635	13,296

Cash flows from investing activities
Net (increase) decrease in interest bearing deposits with banks	(178)	664	2,725
Sales of available for sale securities	1,860	1,547	499
Maturities of available for sale securities	93,772	41,441	15,352
Proceeds from divesting of affiliates	0	551	78
Purchases of available for sale securities	(125,683)	(46,236)	(5,036)
Net (purchases) of FHLB & FRB Stock	(1,962)	(1,901)	(785)
Net (increase) in loans	(119,591)	(83,499)	(86,347)
Purchases of bank premises and equipment	(7,506)	(7,657)	(5,165)
Purchases of intangible assets	(69)	(51)	0
Proceeds from disposal of other real estate owned	192	362	1,882
Proceeds from disposal of bank premises and equipment	826	0	0
Purchase price of shares exchanged for cash	0	0	(8,882)
Cash acquired in acquisition	0	0	13,031
Deposit on purchase of bank owned life insurance	(207)	0	0

Net cash (used) by investing activities	(158,546)	(94,779)	(72,648)

Cash flows from financing activities
Net increase in deposits	110,957	7,596	70,395
Net increase in short term purchased funds	5,877	16,427	5,565
Proceeds from debt	49,000	52,026	11,028
Payments on debt	(6,616)	(8,563)	(18,894)
Dividends paid	(5,588)	(5,271)	(4,662)
Proceeds from issuance of common stock	39	39	148
Purchase of treasury stock	(1,376)	(937)	(543)
Net proceeds from issuance of treasury stock	383	149	118
Cash paid in lieu of fractional shares	0	(23)	0

Net cash provided by financing activities	152,676	61,443	63,155

Net increase (decrease) in cash and cash equivalents	8,371	(20,701)	3,803
Cash and cash equivalents at beginning of period	18,433	39,134	35,331

Cash and cash equivalents at end of period	$26,804	$18,433	$39,134

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Continued)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,415	$22,925	$17,084
Income Taxes	6,425	5,700	5,390

Supplemental schedule of noncash investing and financing activities:
Common stock issued for acquisition of bank	0	0	24,841
Other real estate acquired in settlement of loans	608	226	584
Unrealized gain (loss) on investments securities available for sale (net of tax effects)	(29)	60	320
Unrealized gain on rate swaps (net of tax effects)	831	0	0

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Orrstown Financial Services, Inc. (the Corporation) is a financial holding company whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the Bank). The Corporation operates through its office in Shippensburg, Pennsylvania. Orrstown Bank provides services through its network of offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. Orrstown Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. Orrstown Bank has twenty one branches located in Shippensburg (2), Carlisle (4), Spring Run, Orrstown, Chambersburg (3), Mechanicsburg (2), Camp Hill, Greencastle, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown (2), Maryland. The Corporation and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. As of the close of business on June 15, 2007, The First National Bank of Newport and Orrstown Bank were combined into one bank with Orrstown Bank as the surviving bank.

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

Investment securities

Under generally accepted accounting principles, the Corporation may segregate their investment portfolio into three specific categories: “securities held to maturity”, “trading securities” and “securities available for sale”. Securities held to maturity are to be accounted for at their amortized cost; securities classified as trading securities are to be accounted for at their current market value with unrealized gains and losses on such securities included in current period earnings; and securities classified as available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.

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

The Corporation’s investments are exposed to various risks, such as interest rate, market risk, currency and credit risks. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment assets reported in the financial statements. In addition, recent economic uncertainty and market events have led to unprecedented volatility in currency, commodity, credit and equity markets culminating in failures of some banking and financial services firms and Government intervention to solidify others. These recent events underscore the level of investment risk associated with the current economic environment, and accordingly the level of risk in the Corporation’s investments.

Cash flows

For purposes of the Statements of Cash Flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold”. The Corporation has elected to present the net increase or decrease in deposits with banks, loans, and deposits in the Statements of Cash Flows. Cash flows from risk management activities are classified in the same category as cash flows from the items being hedged.

Premises and equipment

Buildings, improvements, equipment, furniture and fixtures are carried at cost less accumulated depreciation. Depreciation has been provided generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements, 10 to 40 years; equipment, furniture and fixtures 3 to 15 years; and computer software, 3 years. Repairs and maintenance are charged to operations as incurred, while major additions and improvements are capitalized. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal.

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

Loans serviced

The bank administers secondary market mortgage programs available through the Federal Home Loan Bank of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At December 31, 2008, 2007 and 2006 the balance of loans serviced for others was $121,099,000, $92,876,000, and $71,242,000, respectively.

Mortgage servicing rights

The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loan. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated semiannually for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined semiannually through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values; a valuation allowance is established for such impairment, through a charge against servicing income on the consolidated statements of operations. If the Corporation determines, based on subsequent semiannual valuations, that impairment no longer exists, then the valuation allowance is reduced through a credit to earnings.

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

Goodwill and other intangible assets

The cost of acquired companies in excess of the fair value of their net assets at the date of acquisition is recorded as goodwill. Identifiable intangible assets relate to acquisitions of deposits from other banks and the purchase of investment management businesses. Goodwill is evaluated annually for impairment and other intangible assets are amortized over the identifiable life of the asset or 15 years, whichever is lower.

Advertising

The Corporation follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $578,000, $414,000 and $406,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Earnings per share of common stock

Earnings per share and dividends per share are calculated as net income divided by the weighted average number of shares outstanding, after giving retroactive recognition to a 5% stock dividend paid June 2007. For diluted net income per share, net income is divided by the weighted average of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents. The Corporation’s common stock equivalents consist of outstanding stock options.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows. There is no adjustment to net income to arrive at diluted net income per share.

(in thousands, except per share data)	2008	2007	2006
Net income	$13,103	$12,558	$11,632

Weighted average number of shares outstanding (basic)	6,421	6,429	6,202
Effect of dilutive stock options	334	306	274

Weighted average number of shares outstanding (diluted)	6,755	6,735	6,476

Per share information:
Basic earnings per share	$2.04	$1.95	$1.87
Diluted earnings per share	$1.94	$1.86	$1.79

Federal income taxes

For financial reporting purposes, the provision for loan losses charged to operating expense is based on management’s judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. Amortization of goodwill is not deducted unless the asset is considered impaired for financial reporting purposes and, if deductible, is deducted on a straight line basis over a fifteen year life for federal income tax purposes. As a result of these, unrealized securities gains/losses, unrealized derivative gains/losses, purchase accounting adjustments, deferred compensation, stock options, capitalized merger expenses, retirement plans, and timing differences in depreciation expense, deferred income taxes are provided for in the financial statements. See Note 11 for further details.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of income. At December 31, 2008 there was no liability for unrecognized tax benefits.

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

Interest Rate Swaps. Fair values for cash flow interest rate swaps are determined by quoted market prices and mathematical models using current and historical data.

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

Long-Term Borrowings. The fair value of the Corporation’s fixed rate long-term borrowings is estimated using a discounted cash flow analysis based on the Corporation’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts of variable-rate long-term borrowings approximate their fair values at the reporting date.

Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments. The Corporation generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

Comprehensive income

Under generally accepted accounting principles, comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of “other comprehensive income” such as foreign currency transactions; accounting for futures contracts; employers’ accounting for pensions; and accounting for certain investments in debt and equity securities.

The components of the change in net unrealized gains (losses) on securities were as follows:

Accumulated Other Comprehensive Income

(Dollars in thousands)	Net unrealized securities gains (losses)	Net unrealized derivative gains (losses)	Total
Balance, December 31, 2005	$187	$0	$187
Pretax Change in unrealized gains	538	0	538
Less: net gains realized in net income	(41)	0	(41)
Tax	(177)	0	(177)

2006 Change	320	0	320

Balance, December 31, 2006	507	0	507

Pretax Change in unrealized gains	143	0	143
Less: net gains realized in net income	(58)	0	(58)
Tax	(25)	0	(25)

2007 Change	60	0	60

Balance, December 31, 2007	567	0	567

Pretax Change in unrealized (losses)	(160)	1,279	1,119
Less: net losses realized in net income	111	0	111
Tax	20	(448)	(428)

2008 Change	(29)	831	802

Balance, December 31, 2008	$538	$831	$1,369

Derivative Instruments and Hedging Activities

The Corporation follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended, to account for derivative and hedging activities. In accordance with this statement, all derivatives are recognized in the Consolidated Financial Statements at their fair values. On the dates that derivative contracts are entered into, the Corporation designates derivatives as (a) hedges of fair values of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedges); (b) hedges of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedges) or (c) instruments that are held for trading or non-hedging purposes (trading or economic-hedging instruments). For a derivative treated as a fair-value hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item. The ineffective portion of the fair-value hedge is recognized in current period earnings. Upon termination of a fair-value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a trading or economic hedging instrument, changes in fair value are reported in current period earnings. Fair values are determined based upon quoted market prices and mathematical models using current and historical data.

The Corporation formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transaction have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Corporation discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Corporation will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period change in net assets.

Interest Rate Swaps

The Bank uses interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Bank converts floating rate assets into fixed rate assets, or alternatively, converts fixed rate assets into floating rate assets. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income. These interest rate swap agreements are derivative instruments that qualify for hedge accounting. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

On November 24, 2008, the Bank entered into two (2) interest rate swap agreements related to fixed rate loans. Details of the swap agreements, effective December 31, 2008, are as follows:

Financial Derivatives

(Dollars in thousands)	Notional/ Contract Amount	Estimated Net Fair Value	Expiration Date	Fixed Rate
Interest rate swap - 4 year cash flow	$30,000	$649	11/26/12	4.97%
Interest rate swap - 5 year cash flow	20,000	630	11/26/13	5.28%

	$50,000	$1,279		5.09%

Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above. The estimated fair values noted above are net of accrued interest of $15,000. During the year ended December 31, 2008, the Bank received interest income totaling $70,000 under the aforementioned swap agreements, including the accrued interest mentioned above. The ineffective portion of the hedge included in current year earnings was insignificant.

NOTE 2. INVESTMENTS

At December 31, 2008 and 2007 the investment securities portfolio was comprised of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at December 31 were:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)	2008
U. S. Treasury and government agency securities	$58,246	$1,153	$0	$59,399
Obligations of states and political subdivisions	23,226	385	185	23,426
Mortgage-backed securities	36,330	210	58	36,482
Equity securities	2,021	0	688	1,333

Totals	$119,823	$1,748	$931	$120,640

	2007
U. S. Treasury and government agency securities	$39,374	$242	$13	$39,603
Obligations of states and political subdivisions	24,782	748	19	25,511
Mortgage-backed securities	23,276	58	191	23,143
Equity securities	2,307	310	270	2,347

Totals	$89,739	$1,358	$493	$90,604

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)	2008
Obligations of states and political subdivisions	$6,341	$185	$0	$0	$6,341	$185
Mortgage-backed securities	22,437	57	71	1	22,508	58

Total debt securities	28,778	242	71	1	28,849	243
Equity securities	1,043	552	240	136	1,283	688

Total temporarily impaired securities	$29,821	$794	$311	$137	$30,132	$931

	2007
U. S. Treasury and government agency securities	$1,997	$3	$7,486	$10	$9,483	$13
Obligations of states and political subdivisions	219	2	3,369	17	3,588	19
Mortgage-backed securities	722	1	18,766	190	19,488	191

Total debt securities	2,938	6	29,621	217	32,559	223
Equity securities	620	187	260	83	880	270

Total temporarily impaired securities	$3,558	$193	$29,881	$300	$33,439	$493

The previous table represents one hundred four investment securities at December 31, 2008 and one hundred six investment securities at December 31, 2007 where the current fair value is less than the related amortized cost. Management believes the impairments to be temporary in all cases for both years disclosed. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2008, the Corporation held 2 issues of US government agency mortgage backed securities with fair values less than the related amortized cost for twelve months or more. These mortgage backed security issues are tails of much larger issues at inception and their relationship is normal as higher paying loans in the pools often payoff via refinance and the securities that are left in the pool are the lower yielding issues. They do not reflect any deterioration of the credit worthiness of the issuing entities. As management has the ability to hold these securities for the foreseeable future, no decline is deemed to be other than temporary. Thirteen marketable equity securities have unrealized losses for twelve months or more. Eleven of these thirteen equity securities are financial institution securities; our overall approach to the bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Two of the thirteen equity securities are non-financials or industrial securities; we continue to view these two companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend, and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Corporation recorded $84,000 of equity securities impairment expense during 2008.

At December 31, 2007, the Corporation held 8 issues of US treasuries and US government agency obligations, 12 municipal securities and 46 issues of US government agency mortgage backed securities were held with fair values less than the related amortized cost for twelve months or more. Ten marketable equity securities had unrealized losses for twelve months or more. No securities impairment expense was recognized in 2007.

The amortized cost and fair values of investment securities available for sale at December 31, 2008 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTMENT PORTFOLIO

	2008
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$37,668	$37,933
Due after one year through five years	26,134	27,073
Due after five years through ten years	2,825	2,876
Due after ten years	14,845	14,943
Mortgage-backed securities	36,330	36,482
Equity securities	2,021	1,333

	$119,823	$120,640

Proceeds from sales of securities available for sale for the years ended December 31, 2008, 2007, and 2006, were $1,860,000, $1,547,000 and $499,000, respectively. Gross gains and losses on 2008 sales were $276,000 and $303,000 respectively. Gross gains and losses on 2007 sales were $97,000 and $39,000, respectively. Gross gains and losses on 2006 sales were $57,000 and $16,000, respectively.

The Corporation owned $6,443,000 of Federal Home Loan Bank stock, $64,000 of Atlantic Central Bankers Bank stock and $1,206,000 of Federal Reserve Bank stock at December 31, 2008. At December 31, 2007, the Corporation owned $4,481,000 of Federal Home Loan Bank stock, $64,000 of Atlantic Central Bankers Bank stock and $1,206,000 of Federal Reserve Bank stock. Market value approximates cost since none of the stocks are actively traded.

Securities with a market value of $107,306,000 and $88,258,000 at December 31, 2008 and 2007, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 3. CONCENTRATION OF CREDIT RISK

The Corporation grants agribusiness, commercial, residential and consumer loans to customers in its market area. Although the Corporation maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for construction contractors, residential and non-residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Corporation upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.

NOTE 4. ALLOWANCE FOR LOAN LOSSES

An allowance amount was established for the acquired credit risk of the loan portfolio less any amounts attributable to loans with credit quality issues acquired in the May 1, 2006 acquisition of The First National Bank of Newport. Activity in the allowance for loan losses is summarized as follows:

(Dollars in thousands)	2008	2007	2006
Balance at beginning of period	$6,141	$5,520	$4,428
Recoveries	46	52	79
Provision for loan losses charged to income	1,450	750	390

Total	7,637	6,322	4,897
Losses	497	181	97
Additions established for acquired credit risk	0	0	720

Balance at end of period	$7,140	$6,141	$5,520

NOTE 5. LOANS TO RELATED PARTIES

The Corporation has granted loans to the officers and directors of the Corporation and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $1,843,000 at December 31, 2008, and $1,192,000 at December 31, 2007. During 2008, $1,397,000 of new loans were granted and repayments totaled $746,000. Outstanding loans to employees totaled $6,471,000 and $6,370,000 at December 31, 2008 and 2007, respectively.

NOTE 6. DELINQUENT AND NONACCRUAL LOANS

Loans 90 days or more past due (still accruing interest) were as follows at December 31:

(Dollars in thousands)	2008	2007	2006
Commercial, financial and agricultural	$0	$0	$0
Real estate	6,128	3,561	1,067
Consumer	48	25	17

Total	$6,176	$3,586	$1,084

The following table shows the principal balances of nonaccrual loans as of December 31:

(Dollars in thousands)	2008	2007	2006
Nonaccrual loans	$341	$118	$120

Interest income that would have been accrued at original contract rates	47	20	23
Amount recognized as interest income	23	17	27

Foregone (recovered) revenue	$24	$3	$(4)

At December 31, 2008, the total recorded investment in impaired loans was $1,830,000, of which $36,000 had allowances determined in accordance with SFAS No. 114 and $1,794,000 did not have allowances determined in accordance with SFAS 114. The allowance for loan losses on these impaired loans amounted to $18,000 at December 31, 2008. The average recorded investment in impaired loans was $1,815,000 for the year ended December 31, 2008. Interest income on impaired loans of $104,000 was recognized in 2008. The Corporation’s impaired loans at December 31, 2007 and 2006 were not significant.

During 2008, the Corporation foreclosed on six loans secured by real estate property. Two properties were sold during 2008 at a gain of $11,000. This amount is included in other income on the statements of income. Net gains from sales of foreclosed property for the years ended December 31, 2007 and 2006 were $14,000 and $62,000, respectively. At December 31, 2008, the Corporation held six properties obtained through foreclosure. The carrying value for these properties totaled $608,000, which is included in other assets on the balance sheet at December 31, 2008. At December 31, 2007, the Corporation held two properties obtained through foreclosure. The carrying value for this property totaled $199,000, which is included in other assets on the balance sheet at December 31, 2007.

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

	Contract or Notional Amount
(Dollars in thousands)	2008	2007
Financial instruments whose contract amounts represent credit risk at December 31:
Commitments to extend credit	$152,364	$137,212
Standby letters of credit and financial guarantees written	29,009	27,047

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

NOTE 8. PREMISES AND EQUIPMENT

A summary of bank premises and equipment is as follows:

(Dollars in thousands)	2008	2007
Land	$5,436	$5,816
Buildings and improvements	22,639	16,551
Leasehold improvements	337	321
Furniture and equipment	16,691	13,291
Construction in progress	577	2,968

Total	45,680	38,947
Less accumulated depreciation and amortization	14,630	12,967

Bank premises and equipment, net	$31,050	$25,980

Depreciation expense amounted to $1,863,000, $1,525,000, and $1,408,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 9. RETIREMENT PLANS

The Corporation maintains 401(k) profit-sharing plans for those employees who meet the eligibility requirements set forth in the plans. Employer contributions to the plans are based on performance and are at the discretion of the subsidiary bank’s Board of Directors. The plans contain limited match or safe harbor provisions. Substantially all of the Corporation’s employees are covered by the plans and the contributions charged to operations were $1,582,000, $1,532,000 and $1,228,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Corporation has a deferred compensation arrangement with certain present and former board directors, whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Corporation’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $102,000 and $111,000 at December 31, 2008 and 2007, respectively. Total annual expense for this deferred compensation plan were approximately $4,000, $7,000 and $12,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Corporation also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Corporation’s Orrstown Financial Advisors division or recognized as a liability. The trust account balance was $1,014,000 and $939,000 at December 31, 2008 and 2007, respectively, and is included in other assets on the balance sheets, offset by other liabilities in the same amount. Total amounts contributed to these plans were $74,000, $89,000 and $103,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

The Corporation has also adopted three supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid totaled $2,740,000 and $2,287,000 at December 31, 2008 and 2007, respectively, which is included in other liabilities. Total annual expense for these plans amounted to $498,000, $438,000 and $481,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

In September of 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04. This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Corporation has promised a continuation of life insurance coverage to persons post retirement. EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees’ term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement. This EITF became effective for fiscal years beginning after December 15, 2007, and as such the Corporation’s December 31, 2007 and 2006 financial statements do not reflect the recording of this liability. On January 1, 2008, the Corporation recorded a reduction in retained earnings and an increase in accrued benefit liabilities of $263,000. The estimated present value of future benefits to be paid totaled $305,000 at December 31, 2008, which is included in other liabilities. Total annual expense for this plan amounted to $42,000 for the year ended December 31, 2008.

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

A summary of the status of the Corporation’s stock option plans at December 31, 2008, 2007 and 2006 is presented below:

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	2008		2007		2006
Outstanding at beginning of year	323,637	$28.68	288,269	$28.16	256,245	$27.02
Granted	32,836	30.06	39,603	32.19	36,441	35.54
Exercised	(2,278)	17.02	(2,315)	16.94	(4,417)	22.54
Forfeited	(16,688)	36.27	(1,920)	38.15	0	0.00

Options exercisable at year end	337,507	$28.51	323,637	$28.68	288,269	$28.16

Information pertaining to options outstanding at December 31, 2008 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.43 - $16.99	61,694	2.21	$16.26	61,694	$16.26
$17.00 - $19.99	38,798	3.49	19.00	38,798	19.00
$20.00 - $29.99	45,658	4.46	24.29	45,658	24.29
$30.00 - $34.99	71,985	8.89	31.15	71,985	31.15
$35.00 - $39.99	76,115	6.25	36.69	76,115	36.69
$40.00 - $40.14	43,257	6.48	40.14	43,257	40.14

$15.43 - $40.14	337,507	5.54	$28.51	337,507	$28.51

The aggregate intrinsic value of outstanding stock options at December 31, 2008 is $(511,000) and the total intrinsic value of stock options exercised during 2008 was $28,000.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Grant-Date Fair Value	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life (Yrs)
Nonemployee director stock option plan
2008	$5.94	2.76%	23.14%	2.88%	7
2007	5.15	2.35	9.78	4.58	7
2006	6.63	2.23	15.74	4.83	7
Employee stock option plan
2008	$4.91	2.93%	21.24%	3.27%	5
2007	3.96	2.50	11.19	5.10	5
2006	6.09	2.11	14.83	5.18	5

During 2000, the Corporation implemented an employee stock purchase plan, under which 182,325 shares of common stock have been reserved for issuance to employees. The number of shares which may be issued to each participant is determined annually, based on individual earnings, and their cost is equal to 85% of the fair market value as established by the average of the average of the daily high bid and daily low offer quotations for the shares reported in the OTC Bulletin Board service, during the ten trading days immediately preceding the date of purchase. If no bid or offer quotation for the shares is reported through the OTC Bulletin Board service during the ten business day period, the fair market value is the price of the last trade reported through the OTC Bulletin Board service prior to the purchase date. A total of 150,298 shares of common stock remained reserved at December 31, 2008 for future grants under the plan. Employees purchased 6,199, 5,447 and 5,979 shares at a weighted average price of $25.59, $27.45 and $27.80 per share in 2008, 2007 and 2006, respectively. During 1998, the Corporation implemented a Dividend Reinvestment Plan under which 1,045,335 shares of common stock have been reserved for issuance to shareholders enrolled in the plan. Shares of common stock registered and available for issuance through approved plans at December 31, 2008 are as follows:

Number of Shares
Stock option plans	164,120
Employee stock purchase plan	150,298
Dividend reinvestment plan	766,129

Total registered shares	1,080,547

NOTE 11. INCOME TAXES

Orrstown Financial Services, Inc. files income tax returns in the U.S. federal jurisdiction and the State of Pennsylvania. Orrstown Bank also files an income tax return in the State of Maryland. With few exceptions, the Corporation is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2005. Orrstown Financial Services, Inc. adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

Included in the balance sheet at December 31, 2008, are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of federal income tax expense are summarized as follows:

(Dollars in thousands)	2008	2007	2006
Current year provision	$6,149	$5,679	$5,343
Deferred income taxes (benefits)	(667)	(482)	(493)

Net federal income tax expense	$5,482	$5,197	$4,850

Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $2,545,000, $2,527,000 and $2,553,000 for 2008, 2007 and 2006, respectively.

A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
Reduction resulting from nontaxable income and tax credits	5.5%	5.7%	5.6%

Effective income tax rate	29.5%	29.3%	29.4%

Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation, unrealized securities gains (losses), unrealized derivative gains (losses) and deductible amortization expense of intangibles and purchase accounting adjustments. Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses, asset impairment, deferred compensation, stock options, capitalized merger expenses and retirement plans. The Corporation recorded a valuation allowance for deferred tax assets of $100,000 at December 31, 2008 and 2007.

The net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets includes the following significant components:

(Dollars in thousands)	2008	2007
Deferred tax assets
Allowance for loan losses	$2,438	$2,017
Less valuation allowance	(100)	(100)

Net allowance for loan losses	2,338	1,917

Deferred compensation	391	362
Stock options expense	178	133
Retirement plans and salary continuation	959	783
Other	43	14

Total deferred tax assets	3,909	3,209

Deferred tax liabilities
Net unrealized (gains) on securities available for sale	(278)	(299)
Depreciation	(1,026)	(968)
Goodwill	(117)	(86)
Purchase accounting adjustments	(906)	(961)
Derivatives	(448)	0

Total deferred tax liabilities	(2,775)	(2,314)

Net deferred tax asset	$1,134	$895

NOTE 12. DEPOSITS

NOW account products with balances totaling $153.7 million and $125.1 million are included in interest bearing deposits at December 31, 2008 and 2007, respectively. Also included in interest bearing deposits at December 31, 2008 and 2007 are money market account products with balances totaling $118.1 million and $106.0 million, respectively. At December 31, 2008 and 2007, time deposits of $100,000 and over aggregated $128.5 million and $112.1 million, respectively. Interest expense on time deposits of $100,000 and over was $3,897,000, $5,872,000 and $4,318,000 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2009	$249,571
2010	38,730
2011	35,579
2012	6,569
2013	2,331
thereafter	1,896

$334,676

The Corporation accepts deposits of the officers and directors of the Corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $1,042,000 and $1,211,000 at December 31, 2008 and 2007, respectively.

Total overdrafts of deposit accounts of $270,000 and $352,000 at December 31, 2008 and 2007, respectively, were reclassified as loans for financial reporting purposes.

NOTE 13. LIABILITIES FOR BORROWED MONEY

Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date. The Corporation requires US treasury and agency issues to be held as underlying securities for repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in thousands)	2008	2007
Average balance during the year	$59,432	$49,103
Average interest rate during the year	1.69%	4.52%
Maximum month-end balance during the year	$83,889	$59,286
Securities underlying the agreements at year-end:
Carrying value	81,528	60,201
Estimated fair value	82,625	60,322

At December 31, the Corporation had notes outstanding with the Federal Home Loan Bank of Pittsburgh as follows:

(Dollars in thousands)
Amount		Maturity Date Range	Interest Rate Range	Potentially Convertible to Adjustable Rate		Frequency & Basis for Adjustable Rate
2008	2007
$12,506	$14,076	5/10 - 12/25	2.85% - 4.86%			Fixed Rate (Amortizing)
30,000	0	11/09 - 11/11	1.15% - 2.10%	Immediately	(1)	Adjustable Rate, Prime less a spread
5,000	5,000	02/12	4.70%	02/17/04	(2)	Adjustable Rate
70,350	56,350	3/09 - 4/20	2.62% - 7.40%			Fixed Rate

$117,856	$75,426

(1)	The rates are adjustable based on market rates.
(2)	The 3 month LIBOR is evaluated quarterly and the loan converts to an adjustable rate if the 3 month LIBOR is greater than 8%. The rate would then adjust quarterly based on 3 month LIBOR plus .20%.

Interest rates are fixed for a majority of borrowings, some of the notes are adjustable based on current market rates and one can convert to an adjustable rate. Except for amortizing loans, interest only is paid on a quarterly basis. The notes contain prepayment penalty charges, but management has no intention to pay off early.

The aggregate amount of future principal payments required on these borrowings at December 31, 2008 is as follows:

(Dollars in thousands)
2009	$53,456
2010	29,336
2011	21,266
2012	6,328
2013	1,394
Thereafter	6,076

$117,856

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and, as such, can take advantage of the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances, lines and letters of credit from the FHLB are collateralized by first mortgage loans and securities. Collateral for all outstanding advances, lines and letters of credit consisted of the banks’ 1-4 family mortgage loans totaling $435.0 million and $372.3 million at December 31, 2008 and 2007, respectively. Orrstown Bank had additional availability of $263.7 million and $250.7 million at the FHLB on December 31, 2008 and 2007, respectively, based on qualifying collateral.

Orrstown Bank has available a line of credit with Atlantic Central Bankers Bank of $10.0 million at December 31, 2008 and $8.5 million at December 31, 2007. The ACBB line of credit is unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under these lines of credit at December 31, 2008 and 2007.

Orrstown Bank has an $18 million available line of credit with a correspondent bank at December 31, 2008 and a $5 million available line of credit at December 31, 2007. The line of credit is unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under this line of credit at December 31, 2008 and 2007.

At December 31, 2008, the Parent Company had a $5 million unsecured line of credit with a correspondent bank and at December 31, 2007, the Parent Company had a $10 million unsecured line of credit with a different correspondent bank, with a rate based on 1.50 basis points over the LIBOR Interest Period as selected by the borrower. At December 31, 2008 and 2007, $600,000 and $1,050,000 was borrowed against these lines, respectively.

Also included in other borrowed funds are borrowings against certain life insurance policies that are used to fund deferred compensation benefits for certain directors. Interest rates are fixed at 8%. Collateral is the cash surrender value of the policies as disclosed in Note 9. The total balance of these loans was $431,000 and $477,000 at December 31, 2008 and 2007, respectively.

Total interest expense on borrowed funds charged to operations was $5,387,000, $4,337,000 and $3,182,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 14. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The following are the condensed balance sheets, income statements and statements of cash flows for the parent company:

BALANCE SHEETS

	At December 31,
(Dollars in thousands)	2008	2007
Assets
Cash	$110	$155
Securities available for sale	1,334	2,347
Investment in wholly-owned subsidiaries	101,653	94,243
Deferred taxes	462	146
Other assets	421	311

Total assets	$103,980	$97,202

Liabilities
Other liabilities	$33	$14
Deferred taxes	0	14
Short-term borrowings	600	1,050

Total liabilities	633	1,078

Shareholders’ Equity
Common stock, no par value—$ .05205 stated value per share 50,000,000 shares authorized with 6,385,666 shares issued at December 31, 2008; 6,452,845 shares issued at December 31, 2007	336	336
Additional paid-in capital	82,555	82,488
Retained earnings	21,120	13,868
Accumulated other comprehensive income	1,369	567
Treasury stock—common, at cost 69,457 shares in 2008; 33,303 shares in 2007	(2,033)	(1,135)

Total shareholders’ equity	103,347	96,124

Total liabilities and shareholders’ equity	$103,980	$97,202

INCOME STATEMENTS

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Income
Dividends from wholly-owned subsidiaries	$7,075	$5,800	$10,290
Other interest and dividend income	81	84	99
Other income	35	13	86
Non-recurring revenue	0	219	0
Gain (loss) on sale of investment securities	(27)	69	34

Total income	7,164	6,185	10,509

Expenses
Interest on borrowings	9	63	44
Stock option expense	123	161	224
Security impairment expense	84	0	0
Other expenses	415	382	380

Total expenses	631	606	648

Income before income taxes and equity in undistributed income of subsidiaries	6,533	5,579	9,861
Income tax expense (benefit)	(173)	(230)	(164)

Income before equity in undistributed income of subsidiaries	6,706	5,809	10,025

Equity in undistributed income of subsidiaries
Net income of subsidiaries	13,472	12,549	11,897
Less: dividends	(7,075)	(5,800)	(10,290)

Equity in undistributed income of subsidiaries	6,397	6,749	1,607

Net income	$13,103	$12,558	$11,632

NOTE 14. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$13,103	$12,558	$11,632
Adjustments to reconcile net income to cash provided by operating activities:
Investment securities (gains) losses	27	(69)	(34)
Net (gain) on sale of investment in affiliate	0	(219)	0
Security impairment losses	84	0	0
Stock based compensation	123	161	224
Equity in undistributed income of subsidiary	(6,397)	(6,749)	(1,607)
Increase (decrease) in other liabilities	19	(107)	36
(Increase) in other assets	(185)	(163)	(143)

Net cash provided by operating activities	6,774	5,412	10,108

Cash flows from investing activities:
Purchase of available for sale securities	(1,770)	(579)	(507)
Sales of available for sale securities	1,943	459	221
Proceeds from divesting of affiliates	0	551	78
Capitalized merger expenses	0	0	(178)
Purchase price of shares exchanged for cash	0	0	(8,882)

Net cash provided (used) by investing activities	173	431	(9,268)

Cash flows from financing activities:
Net proceeds (payments) on debt	(450)	300	750
Dividends paid	(5,588)	(5,271)	(4,662)
Proceeds from issuance of common stock	39	39	148
Purchase of treasury stock	(1,376)	(937)	(543)
Net proceeds from issuance of treasury stock	383	149	118
Cash paid in lieu of fractional shares	0	(23)	0

Net cash (used) by financing activities	(6,992)	(5,743)	(4,189)

Net increase (decrease) in cash	(45)	100	(3,349)
Cash, beginning balance	155	55	3,404

Cash, ending balance	$110	$155	$55

NOTE 15. REGULATORY MATTERS

Dividends paid by Orrstown Financial Services, Inc., are generally provided from the subsidiary bank’s dividends to the parent company. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the bank’s surplus or additional paid-in capital be equal to the amount of capital stock. The Bank carries capital in excess of capital requirements. Orrstown Bank has a balance of $59.6 million in its retained earnings at December 31, 2008, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its “Financial Holding Company” status, all banking subsidiaries must maintain a well capitalized status. Orrstown Financial Services’ balance of retained earnings at December 31, 2008 is $21.1 million and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current period earnings.

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

A comparison of Orrstown Financial Services’ capital ratios to regulatory minimums at December 31 is as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital (to risk weighted assets)	86,091	10.9%	63,128	8%	78,910	10%
Tier 1 capital (to risk weighted assets)	78,951	10.0%	31,564	4%	47,346	6%
Tier 1 capital (to average leveraged assets)	78,951	7.9%	39,793	4%	49,741	5%

As of December 31, 2007
Total capital (to risk weighted assets)	79,484	11.6%	54,726	8%	68,407	10%
Tier 1 capital (to risk weighted assets)	73,325	10.7%	27,363	4%	41,044	6%
Tier 1 capital (to average leveraged assets)	73,325	8.6%	34,217	4%	42,771	5%

As of December 31, 2008, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since notification that would alter their well capitalized classification.

NOTE 16. LEASES

The Corporation leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under agreements which expire at various times from 2009 through 2024. Total rent expense charged to operations in connection with these leases was $299,000, $317,000 and $350,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The total minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2008 are as follows:

(Dollars in thousands)	Due in the Year Ending December 31,
2009	$260
2010	212
2011	185
2012	110
2013	113
Thereafter	776

$1,656

NOTE 17. COMPENSATING BALANCE ARRANGEMENTS

The Corporation maintains deposit balances at several correspondent banks which provide check collection and item processing services to the Corporation. The balances with these correspondent banks, at times, exceed federally insured limits; management considers this to be a normal business risk.

For Orrstown Bank, the required deposit balance at the Federal Reserve was $65,000 at both December 31, 2008 and 2007. The required deposit balance at Atlantic Central Bankers Bank was $540,000 at both December 31, 2008 and 2007.

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation’s financial instruments were as follows at December 31:

	2008		2007
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash, due from banks, and short-term investments	$13,280	$13,280	$17,856	$17,856
Federal funds sold	13,933	13,933	808	808
Securities available for sale	120,640	120,640	90,604	90,604
Restricted bank stocks	7,713	7,713	5,751	5,751
Interest rate swaps	1,279	1,279	0	0

Loans	820,468		701,964
Allowance for loan losses	(7,140)		(6,141)

Net loans	813,328	795,351	695,823	684,331

Accrued interest receivable	3,983	3,983	3,490	3,490

Total financial assets	$974,156	$956,179	$814,332	$802,840

Financial Liabilities
Deposits	$757,368	$761,097	$646,356	$646,897
Short-term borrowed funds	64,007	64,007	58,130	58,130
Long-term borrowed funds	118,287	121,331	75,903	76,819
Accrued interest payable	1,165	1,165	1,172	1,172

Total financial liabilities	$940,827	$947,600	$781,561	$783,018

NOTE 19. FAIR VALUE MEASUREMENTS

SFAS 157, Fair Value Measurements, (SFAS No. 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a three-level valuation hierarchy for disclosure of fair value measurement and expands disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The three levels are defined as follows: Level 1- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market for the asset or liability, for substantially the full term of the financial instrument. Level 3 – the valuation methodology is derived from model-based techniques in which at least one significant input is unobservable to the fair value measurement and based on the Corporation’s own assumptions about market participants’ assumptions.

Following is a description of the valuation methodologies used for instruments measured on a recurring basis at estimated fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. All of the Corporation’s securities are classified as available for sale.

Interest Rate Swaps

Cash flow interest rate swaps are classified within level 2 with fair values determined by quoted market prices and mathematical models using current and historical data.

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At December 31, 2008, loans held for sale were included in total loans on the balance sheet and were recorded at cost, which approximates their fair value.

Impaired Loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Impaired loans are substantially recorded at cost at December 31, 2008.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at the lower of cost or fair value less cost to sell. The majority of OREO is carried at cost.

The Corporation had no liabilities reflected at estimated fair value at December 31, 2008. A summary of assets at December 31, 2008 measured at estimated fair value on a recurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$1,129	$119,511	$0	$120,640
Interest rate swaps	0	1,279	0	1,279

Total assets	$1,129	$120,790	$0	$121,919

A summary of assets at December 31, 2008 measured at fair value on a nonrecurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Goodwill purchased during 2008	$0	$0	$52	$52
Identifiable intangible assets purchased during 2008	0	0	17	17

Total assets	$0	$0	$69	$69

NOTE 20. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

On January 10, 2008, Orrstown Bank purchased an investment management business and on July 31, 2008 the Bank paid out the remaining amount on an investment management business purchased in 2007. The following intangible assets were recorded as part of these transactions:

(Dollars in thousands)	Gross Amount	Amortization Period
Goodwill	$52	Subject to impairment evaluation

Identifiable intangible assets:
Restrictive covenant	1	2 years
Customer List	16	15 years

Total identifiable intangible assets	$17

Goodwill totaling $38,000 and $18,160,000 was acquired in 2007 and 2006, respectively. No impairment losses have been recognized on intangibles.

The identifiable intangible assets that are related to acquisitions of customer lists and other intangibles are amortized on a straight-line basis over fifteen years, and the core deposit intangibles are amortized on a straight-line basis over ten years. The following table shows the amount of goodwill and intangible assets on the balance sheet at December 31:

	Gross Amount	Accumulated Amortization	Net Amount
(Dollars in thousands)	2008
Goodwill	$19,447	$0	$19,447

Identifiable intangible assets:
Deposit premiums	2,348	1,033	1,315
Customer list	581	157	424
Other	63	63	0

Total identifiable intangible assets	$2,992	$1,253	$1,739

	2007
Goodwill	$19,395	$0	$19,395

Identifiable intangible assets:
Deposit premiums	2,348	821	1,527
Customer list	565	119	446
Other	62	62	0

Total identifiable intangible assets	$2,975	$1,002	$1,973

	2006
Goodwill	$19,358	$0	$19,358

Identifiable intangible assets:
Deposit premiums	2,348	609	1,739
Customer list	551	81	470
Other	62	62	0

Total identifiable intangible assets	$2,961	$752	$2,209

Amortization expense was $251,000, $250,000, and $194,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate amortization expense for the next five years is as follows:

(Dollars in thousands)
2009	$251
2010	237
2011	210
2012	210
2013	209

$1,117

NOTE 21. INVESTMENT IN LIMITED PARTNERSHIPS

During 1999, the Bank invested $241,000 and became a 99% limited partner in the Brethren House Limited Partnership, a low income housing project. Investment tax credits for this project of $30,000 per year will expire after 2009.

During 1999, First National entered into the Butz House Low Income Housing Project in which they became a 99% limited partner. This partnership was subsequently transferred to Orrstown Bank when the banks combined in June 2007. The Bank made $814,000 in payments to the project which was completed in 2000.

The Hanover Street Senior Apartments was started in 2006 and was completed at the end of 2007 with Form 8609 received in January 2008. The Bank contributed approximately $1,659,000 to this project on October 15, 2007.

The Newport Senior Housing Project was placed in service in October 2008. The Bank contributed $275,000 to this project on January 25, 2007. Subsequently, the Bank has paid an additional $1,027,000 in January 2009 and is committed to pay an additional $586,000 when Form 8609 is received. A partial allocation of tax credits from the Newport Senior Housing Project of $32,000 was recognized in 2008. Additional historical tax credits may result from this investment.

These limited partnerships, which are primarily low income housing projects, located in Newport, Mechanicsburg, and Carlisle, Pennsylvania, will entitle the Corporation to substantial annual tax deductions and credits that will expire through 2018. During the years ended December 31, 2008 and 2007, the Corporation recognized $301,000 and $94,000, respectively, in federal tax credits from the four projects combined.

The Bank’s recorded investment in these partnerships totaled $2.2 million and $2.5 million at December 31, 2008 and 2007, respectively, and is included in other assets on the balance sheet. The investments are amortized over a period of 15 years. Losses of $244,000 and $75,000 were recorded for the years ended December 31, 2008 and 2007, respectively.

NOTE 22. STOCK REPURCHASE PLAN

On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares, as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of December 31, 2008, 92,007 shares have been purchased under the program.

Item 9—Changes in, and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on such evaluation, such officers have concluded that the Corporation’s disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. Management’s Report on internal control over financial reporting for December 31, 2008 is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A. The audit report of the registered public accounting firm on internal control over financial reporting is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A. There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect such control during the fourth quarter of 2008.

Item 9B—Other Information

The Corporation had no other events that should have been disclosed on form 8K that were not already disclosed on such forms.

PART III

Item 10—Directors and Executive Officers of the Registrant

The Corporation has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Corporation’s Code of Ethics for Senior Financial Officers is available on Orrstown Bank’s website at http://www.orrstown.com.

All other information required by Item 10, is incorporated, by reference, from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11—Executive Compensation

The information required by Item 11 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	299,868	$28.98	131,782
Equity compensation plan not approved by security holders (1)	37,639	$24.78	32,337

Total	337,507	$28.51	164,119

(1)	Non-Employee Director Stock Option Plan of 2000. On January 27, 2000, the Board of Directors of the Corporation approved the Orrstown Financial Services, Inc. Non-Employee Director Stock Option Plan of 2000. The Directors’ Option Plan is a formula plan under which options to purchase shares of the Corporation’s Common Stock are granted each year to directors in office on April 1. The number of options granted each year is based on the Corporation’s return on average equity for the most recent fiscal year. All options have a term of 10 years from the regular grant date, are fully exercisable from the regular grant date, and have an exercise price equal to the fair market value of the Corporation’s Common Stock as of the date of the grant of the option based upon criteria as outlined in the plan. If a director “retires”, whether as a result of reaching mandatory retirement age, or under any other circumstances the Board of Directors, in its discretion, may determine to constitute retirement, the options previously granted to the director will expire at their scheduled expiration date. If a director’s service as a director terminates for any other reason, the options previously granted to the director will expire six months after the date of termination of service unless scheduled to expire sooner.

All other information required by Item 12 is incorporated, by reference, from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13—Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14—Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)—Financial Statements

Consolidated financial statements of Orrstown Financial Services, Inc. and its subsidiary required in response to this Item are incorporated by reference from Item 8 of this report:

(2)—Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)—Exhibits

3.1	Articles of incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, Registration No.333-131176.

3.2	By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 33-18888.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

(i)	Articles of Incorporation of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, Registration No.333-131176.

(ii)	By-laws of Orrstown Financial Services, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, Registration No. 33-18888.

10.1(a)	Form of Change in Control Agreement for selected officers – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.1(b)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn – filed herewith.

10.2	Salary continuation plan for selected officers – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.3	Officer group term replacement plan for selected officers – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.4	Director retirement plan – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.5	Revenue neutral retirement plan – incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

10.6	Non-employee director stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 dated April 11, 2000

10.7	Employee stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 dated March 31, 2000

10.8	Description of Executive Incentive Plan incorporated by reference to the Registrant’s definitive schedule 14A proxy statement filed March 18, 2005

10.9	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Kenneth R. Shoemaker – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.10	Executive employment agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn - filed herewith.

14	Code of Ethics Policy for Senior Financial Officers – incorporated by reference under Item 10 of this Form 10-K

21	Subsidiaries of the registrant - filed herewith

23.1	Consent of independent auditors - filed herewith

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Chief Executive Officer) – filed herewith

32.2	Section 1350 Certifications (Chief Financial Officer) – filed herewith

All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits – The exhibits to this Form 10-K begin on page 66.

(c) Financial statement schedules—None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORRSTOWN FINANCIAL SERVICES, INC.

(Registrant)

	By	/s/ Kenneth R. Shoemaker
Kenneth R. Shoemaker, President
Dated: March 11, 2009		(Duly authorized officer)

	By	/s/ Bradley S. Everly
Bradley S. Everly, Chief Financial Officer
Dated: March 11, 2009		(Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth R. Shoemaker	President and CEO of	March 11, 2009
Kenneth R. Shoemaker	Orrstown Bank and Director

/s/ Peter C. Zimmerman	Executive Vice President	March 11, 2009
Peter C. Zimmerman	and Director

/s/ Joel R. Zullinger	Chairman of the	March 11, 2009
Joel R. Zullinger	Board and Director

/s/ Jeffrey W. Coy	Vice Chairman of the	March 11, 2009
Jeffrey W. Coy	Board and Director

/s/ Denver L. Tuckey	Secretary and Director	March 11, 2009
Denver L. Tuckey

/s/ Anthony F. Ceddia	Director	March 11, 2009
Dr. Anthony F. Ceddia

/s/ Andrea Pugh	Director	March 11, 2009
Andrea Pugh

/s/ Gregory A. Rosenberry	Director	March 11, 2009
Gregory A. Rosenberry

/s/ Glenn W. Snoke	Director	March 11, 2009
Glenn W. Snoke

/s/ John S. Ward	Director	March 11, 2009
John S. Ward