Form 10-Q
period 2009-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2009-05-11
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-34292

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b – 2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 31, 2009, 6,385,666 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited) *
(Dollars in Thousands)	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$13,140	$12,871
Federal funds sold	16,750	13,933

Cash and cash equivalents	29,890	26,804

Interest bearing deposits with banks	736	409
Member stock, at cost which approximates market value	7,886	7,713
Securities available for sale	141,616	120,640

Loans	827,738	820,468
Allowance for loan losses	(7,174)	(7,140)

Net Loans	820,564	813,328

Premises and equipment, net	30,606	31,050
Goodwill and intangible assets	21,127	21,186
Cash surrender value of life insurance	16,765	16,552
Accrued interest receivable	3,689	3,983
Other assets	11,484	10,118

Total assets	$1,084,363	$1,051,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$88,924	$84,261
Interest bearing	693,152	673,107

Total deposits	782,076	757,368

Short term borrowings	75,913	64,007
Long term debt	112,929	118,287
Accrued interest payable	1,278	1,165
Other liabilities	7,065	7,609

Total liabilities	979,261	948,436

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 6,455,123 and 6,455,123 shares issued	336	336
Additional paid - in capital	82,555	82,555
Retained earnings	22,739	21,120
Accumulated other comprehensive income	1,505	1,369
Treasury stock, 69,457 and 69,457 shares, at cost	(2,033)	(2,033)

Total shareholders’ equity	105,102	103,347

Total liabilities and shareholders’ equity	$1,084,363	$1,051,783

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2009	March 2008
INTEREST INCOME
Interest and fees on loans	$11,415	$12,245
Interest and dividends on investment securities	1,142	1,018
Interest on short term investments	20	125

Total interest income	12,577	13,388

INTEREST EXPENSE
Interest on deposits	3,391	4,085
Interest on short-term borrowings	85	411
Interest on long-term debt	1,079	975

Total interest expense	4,555	5,471

Net interest income	8,022	7,917
Provision for loan losses	215	158

Net interest income after provision for loan losses	7,807	7,759

OTHER INCOME
Service charges on deposits	1,511	1,535
Other service charges	1,047	708
Trust department income	649	710
Brokerage income	285	379
Other income	312	230
Securities gains	165	49

Total other income	3,969	3,611

OTHER EXPENSES
Salaries and employee benefits	4,271	4,017
Occupancy and equipment	1,214	957
Data processing	247	221
Advertising	113	98
Security impairment expense	36	0
Other operating expense	1,796	1,407

Total other expense	7,677	6,700

Income before income taxes	4,099	4,670
Income tax expense	1,074	1,420

Net income	$3,025	$3,250

PER SHARE DATA
Basic earnings per share	$0.47	$0.51
Diluted earnings per share	$0.45	$0.48
Dividends per share	$0.22	$0.21

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Beginning Balance, January 1, 2008	$336	$82,488	$13,868	$567	$(1,135)	$96,124

Comprehensive income
Net income	0	0	3,250	0	0	3,250
Net unrealized securities gains	0	0	0	367	0	367

Comprehensive income						3,617

Cash dividends ($.21 per share)	0	0	(1,348)	0	0	(1,348)
Split dollar post retirement plan	0	0	(263)	0	0	(263)
Purchase of treasury stock (582 shares)	0	0	0	0	(18)	(18)
Issuance of treasury stock (10 shares)	0	0	0	0	1	1

Balance, March 31, 2008	$336	$82,488	$15,507	$934	$(1,152)	$98,113

Beginning Balance, January 1, 2009	$336	$82,555	$21,120	$1,369	$(2,033)	$103,347

Comprehensive income
Net income	0	0	3,025	0	0	3,025
Net unrealized securities gains	0	0	0	163	0	163
Net unrealized losses on derivatives	0	0	0	(27)	0	(27)

Comprehensive income						3,161

Cash dividends ($.22 per share)	0	0	(1,406)	0	0	(1,406)
Balance, March 31, 2009	$336	$82,555	$22,739	$1,505	$(2,033)	$105,102

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2009	March 2008
COMPREHENSIVE INCOME
Net Income	$3,025	$3,250

Other comprehensive income, net of tax
Unrealized gain on investment securities available for sale	163	367
Unrealized (loss) on rate swaps	(27)	0

Comprehensive Income	$3,161	$3,617

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2009	March 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,025	$3,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	809	471
Provision for loan losses	215	158
Net loss on disposal of other real estate owned	4	0
Realized gain on interest rate swap	(27)	0
Investment securities (gains)	(165)	(49)
Securities impairment loss	36	0
Other, net	(915)	747

Net cash provided by operating activities	2,982	4,577

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in interest bearing deposits with banks	(327)	(822)
Purchases of available for sale securities	(45,895)	(11,843)
Sales and maturities of available for sale securities	25,201	26,112
Proceeds from disposal of other real estate owned	204	0
Purchase of intangible assets	0	18
Net (increase) in loans	(7,614)	(19,382)
Purchases of bank premises and equipment	(116)	(1,596)
Other, net	(1,199)	(726)

Net cash (used) by investing activities	(29,746)	(8,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,708	20,748
Dividends paid	(1,406)	(1,348)
Purchase of treasury stock	0	(17)
Net change in short-term borrowings	11,906	(4,606)
Proceeds from long-term borrowings	0	13,000
Repayment of long-term borrowings	(5,358)	(448)

Net cash provided by financing activities	29,850	27,329

Net increase in cash and cash equivalents	3,086	23,667
Cash and cash equivalents at beginning of period	26,804	18,433

Cash and cash equivalents at end of period	$29,890	$42,100

Supplemental disclosure of cash flow information:
Cash paid during the period for: Interest	$4,442	$5,366

Supplemental schedule of noncash investing and financing activities: Unrealized gain on investments available for sale (net of deferred taxes of $99 and $195 at March 31, 2009 and 2008, respectively)	163	367

Unrealized (loss) on rate swaps (net of deferred taxes of $(15) and $0 at March 31, 2009 and 2008, respectively)	(27)	0
Other real estate acquired in settlement of loans	163	135

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Company) and its subsidiary are presented at and for the three months ended March 31, 2009 and 2008 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2008 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2008.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Cash Flows

For purposes of the Statements of Cash Flows, cash and cash equivalents include Cash and due from banks and Federal funds sold. As permitted by Statement of Financial Accounting Standards No. 104, the Company has elected to present the net increase or decrease in deposits with banks, loans and deposits in the Statements of Cash Flows.

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

The Company has classified all investment securities as “available for sale”. At December 31, 2008, fair value exceeded amortized cost by $816,000 and at March 31, 2009 fair value exceeded amortized cost by $1,078,000. In shareholders’ equity, the balance of accumulated other comprehensive income related to unrealized securities gains or losses increased to $701,000 at March 31, 2009 from $538,000 at December 31, 2008.

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

Earnings per share for the three months ended March 31, have been computed as follows:

	Three Months Ended
(In Thousands, except per share data)	March 2009	March 2008
Net Income	$3,025	$3,250

Weighted average shares outstanding (basic)	6,386	6,420
Impact of common stock equivalents	337	323

Weighted average shares outstanding (diluted)	6,723	6,743

Per share information:
Basic earnings per share	$0.47	$0.51
Diluted earnings per share	$0.45	$0.48

Derivative Instruments and Hedging Activities

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended, to account for derivative and hedging activities. In accordance with this statement, all derivatives are recognized in the Consolidated Financial Statements at their fair values. On the dates that derivative contracts are entered into, the Company designates derivatives as (a) hedges of fair values of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedges); (b) hedges of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedges) or (c) instruments that are held for trading or non-hedging purposes (trading or economic-hedging instruments). For a derivative treated as a fair-value hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item. The ineffective portion of the fair-value hedge is recognized in current period earnings. Upon termination of a fair-value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a trading or economic hedging instrument, changes in fair value are reported in current period earnings. Fair values are determined based upon quoted market prices and mathematical models using current and historical data.

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period other comprehensive income in the statement of changes in shareholders’ equity.

The Company has implemented Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161) for the period ended March 31, 2009. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

On November 24, 2008, the Bank entered into two (2) interest rate swap agreements related to fixed rate loans. The Bank uses interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Bank converts floating rate assets into fixed rate assets, or alternatively, converts fixed rate assets into floating rate assets. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income. These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

The effect of derivative instruments on the Financial Statements for the quarter ended March 31, 2009, are as follows:

Asset Derivatives at March 31, 2009

(Dollars in thousands)
Derivatives designated as hedging instruments under Statement 133	Notional/ Contract Amount	Fair Value Balance Sheet Location	Estimated Net Fair Value	Expiration Date	Fixed Rate
Interest rate swap - 4 year cash flow	$30,000	Other assets	$664	11/26/12	4.97%
Interest rate swap - 5 year cash flow	20,000	Other assets	573	11/26/13	5.28%

	$50,000		$1,237		5.09%

(Dollars in thousands)
Derivatives in Statement 133 cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009	2008		2009	2008
Interest rate swap - 4 year cash flow	$15	$0	Other income	$17	$0
Interest rate swap - 5 year cash flow	(57)	0	Other income	10	0

	$(42)	$0		$27	$0

There were no interest rate swap agreements at March 31, 2008. Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The (Company/Bank) adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Note 2: Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As of March 31, 2009, $28,858,000 of performance standby letters of credit have been issued. The Company does not anticipate any losses as a result of these transactions.

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

The three levels are defined as follows: Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market for the asset or liability, for substantially the full term of the financial instrument. Level 3 – the valuation methodology is derived from model-based techniques in which at least one significant input is unobservable to the fair value measurement and based on the Company’s own assumptions about market participants’ assumptions.

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2009, loans held for sale were included in total loans on the balance sheet and were recorded at cost, which approximates their fair value.

Impaired Loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Impaired loans are substantially recorded at cost at March 31, 2009.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at the lower of cost or fair value less cost to sell. The majority of OREO is carried at cost.

The Company had no liabilities reflected at estimated fair value at March 31, 2009. A summary of assets at March 31, 2009 measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$971	$140,645	$0	$141,616
Interest rate swaps	0	1,237	0	1,237

Total assets	$971	$141,882	$0	$142,853

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Company) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank. The following is a discussion of our consolidated financial condition at March 31, 2009 and results of operations for the three months ended March 31, 2009 and three months ended March 31, 2008. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,025,000 for the first quarter of 2009 compared to $3,250,000 for the same period in 2008, representing a decrease of $225,000 or 6.9%. Basic earnings per share (EPS) decreased $0.04 to $0.47 in the recent quarter from the $0.51 earned during the first quarter of 2008. Diluted earnings per share for the first quarter were $0.45 versus $0.48 last year.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

The following statistics compare the first quarter performance of 2009 to that of 2008:

	Three Months Ended
	March	March
	2009	2008
Return on average assets	1.15%	1.45%
Return on average tangible assets	1.19%	1.50%
Return on average equity	11.84%	13.52%
Return on average tangible equity	15.08%	17.58%
Average equity / Average assets	9.68%	10.73%

RESULTS OF OPERATIONS

Quarter ended March 31, 2009 compared to Quarter ended March 31, 2008

Net interest income for the first quarter of 2009 was $8,022,000 representing a growth of $105,000, or 1.3% over the $7,917,000 realized during the first quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the first quarter of 2009 and 2008 was $8,326,000 and $8,153,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Three Months Ended
	March 2009			March 2008
		Tax	Tax		Tax	Tax
	Average	Equivalent	Equivalent	Average	Equivalent	Equivalent
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$33,968	$20	0.24%	$17,311	$125	2.90%
Investment securities	123,027	1,294	4.21%	89,679	1,170	5.26%
Total loans	820,913	11,567	5.66%	713,965	12,329	6.86%

Total interest-earning assets	977,908	12,881	5.29%	820,955	13,624	6.60%

Interest Bearing Liabilities:
Interest bearing demand deposits	$282,967	$833	1.19%	$232,713	$1,102	1.90%
Savings deposits	60,512	64	0.43%	62,967	215	1.37%
Time deposits	350,625	2,494	2.88%	273,938	2,768	4.06%
Short term borrowings	61,471	85	0.56%	56,096	411	2.95%
Long term borrowings	117,861	1,079	3.66%	86,522	975	4.46%

Total interest bearing liabilities	873,436	4,555	2.11%	712,236	5,471	3.09%

Net interest income / net interest spread		$8,326	3.18%		$8,153	3.51%

Net interest margin			3.40%			3.92%

Interest Income FTE

FTE interest income totaled $12,881,000 for the first quarter of 2009 versus $13,624,000 for the same period last year, a decline of $743,000, or 5.5%. On average, interest earning assets increased by 19.1% during this time period. Although the Company had a substantial increase in volume variance over all, the rate variance was the contributing factor to the decline in the earning asset yield from 6.60% during the first quarter 2008 to 5.29% for the first quarter 2009. The 200 basis point drop in the prime lending rate over the last 12 months, plus declines in treasury rates, LIBOR and the federal funds rate, contributed to the decline in the overall earning asset yield.

Federal funds sold have been earning 25 basis points or less during 2009, since the most recent rate cut in December 2008. The interest rate on these funds has decreased considerably from earning an average of 2.90% during the first quarter of 2008. Although federal fund balances have increased, the associated income has decreased over the same period last year. The investment security portfolio has grown 37.2% over last year which has enhanced the bank’s liquidity position. Income earned on these balances has increased by 10.6% as a direct result of volume increases. The rate on the investment portfolio has decreased by 105 basis points from 5.26% for the first quarter 2008 to 4.21% this quarter.

The Bank continues to have strong loan demand throughout our regions, growing loan balances 15.0% or $106.9 million. Commercial loans represent the largest source of growth, increasing by $96.9 million, largely in the variable rate portfolios. Consumer loans have shown steady growth over the past year, increasing by $20.6 million. Mortgage loan balances have decreased by $10.5 million, due in part to selling qualifying residential mortgage originations on the secondary market.

Interest Expense

Interest expense decreased $916,000 or 16.7%, to $4,555,000. Balances of interest bearing liabilities increased by $161.2 million to $873.4 million, or 22.6%. The rate paid on interest bearing liabilities decreased from 3.09% during first quarter 2008 to 2.11% for first quarter 2009.

Interest bearing demand deposit balances increased $50.3 million, or 21.6%. Contributing to that increase was $24.4 million in reward checking growth, while money market account products grew $8.4 million. Savings account balances have declined $2.5 million from first quarter 2008 levels. Time deposit accounts have increased by $76.7 million due brokered certificates of deposits that were purchased in the latter half of 2008. These deposits were purchased at competitive rates as shown by the decline of 9.9% in interest expense from $2,768,000 for the first quarter 2008 to $2,494,000 for the same period in 2009. Purchase of these deposits has helped to fund our strong loan demand.

In late March 2009, the Bank entered into the bidding process for Term Auction Facility (TAF) funds with the Federal Reserve. At March 31, 2009 the balance of other short term borrowings increased to $20.6 million due to winning a $20 million TAF bid. These are 90 day funds and will mature before June 30, 2009. Borrowed funds in the form of repurchase agreements grew, on average, $8.5 million but yields have declined due to the falling treasury yield curve. On average, long term borrowing balances have increased by $31.3 million with the purchase of $49.0 million in FHLB funds during 2008. Although interest expense paid on long term debt increased due to volume increases, funds were obtained at competitive rates, lowering the overall rate paid by 80 basis points.

Net Interest Income

Net interest income has continued to increase each quarter primarily due to volume factors as growth has remained strong, particularly in the commercial loan area. Although the Company has had steady growth in net interest income, the net interest margin continues to decline gradually. The tightening of the net interest margin from 3.92% during the first quarter 2008 to 3.40% in the current quarter is due, in part, to the falling rate environment over the past 12 months. With the current economic environment, the maintenance of margins at current levels will be difficult. Our growth continues to be quite good compared to peers, and our volume factor continues to increase but the rate factor has been difficult to maintain.

Noninterest Income

Total noninterest income, excluding securities gains, increased $242,000, or 6.8%, from $3,562,000 to $3,804,000. Net security gains the first quarter 2008 were $49,000 compared to the $165,000 of net gains taken in the first quarter of 2009. For the first quarter of 2009, a write down of $36,000 was included in other expenses for “other than temporarily impaired” equity securities. Service charges on deposits remained almost flat, decreasing by 1.6%. Revenue from the use of debit cards grew $24,000. Overdraft protection fees declined $66,000, or 7.4%,

Other service charges increased by $339,000, or 47.9%. Loan fees grew by $64,000 primarily in prepayment fees as a result of the low rate environment. The increased production in the secondary market mortgage program grew related income by $256,000, or 64.3% over the first quarter of 2008. ATM fees grew $32,000 over the $114,000 earned the same quarter last year. Other income increased by $82,000 primarily due to life insurance income of $72,000.

Assets under management have declined to $336 million from $422 million at March 31, 2008, due to the decline in the overall value of stocks in general. This decline in the value of stocks overall has reduced the generation of asset management fees compared to levels enjoyed in the past. Fees earned on trust assets have decreased by $60,000 over the same quarter last year. Brokerage fees have also declined by $94,000 for similar reasons.

Noninterest Expense

Other expenses rose from $6,700,000 during the first quarter 2008 to $7,677,000 during the first quarter of 2009, an increase of $977,000, or 14.6%. The increase in salaries and benefits of 6.3%, or $254,000, contributed to noninterest expense with salary expense the largest factor followed by employee insurance plans.

The rise in depreciation expense of $164,000 pushed total occupancy and equipment expense to increase 26.9%, or $257,000 over the same period last year. Fixed assets for the new operations center, opened in May 2008, and the Eastern Boulevard office, opened in September 2008, were not in service during the first quarter of 2008 causing this disparity. Equipment maintenance agreements and licenses added $34,000, while electricity and heating oil expenses have also increased.

Other operating expenses increased $389,000 to $1,796,000, an increase of 27.6%. Deferred loan costs have increased by $128,000 over the first quarter 2008 due to loan originations as compared to the first quarter of 2008. FDIC insurance expense increased $90,000 and will continue to be impacted due to inflation, bank failures and modifying the fund’s reserve ratio. A one time assessment may occur during the second half of 2009 of anywhere between $750,000 to

$1,600,000. Telephone expense continues to rise, increasing $40,000, or 26.1%. Secondary market expense increased $35,000 due to increased originations. At March 31, 2009, reward checking balances increased $29.6 million over last year, increasing related expenses by $28,000. Many other expenses increased commensurate with growth. The overhead efficiency ratio for Orrstown Financial Services, Inc. increased to 62.6% for the current quarter versus the 56.6% produced a year ago.

INCOME TAX EXPENSE

Income tax expense decreased $346,000 during the first quarter of 2009 versus the first quarter of 2008. The marginal federal income tax bracket is 38% for 2009 and 2008, but the use of tax free investments and loans and the use of low income housing credit investments have helped lower the effective income tax rate.

Effective income tax rates were as follows:

	Three Months Ended
	March 2009	March 2008
Effective income tax rate	26.2%	30.4%

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

The provision for loan losses amounted to $215,000 and $158,000 for the first quarter of 2009 and 2008, respectively. The reserve to loan ratio for the Company was 0.87% at March 31, 2009 compared to 0.86% on March 31, 2008. These provisions compared to net charge-offs of $181,000 during the first quarter 2009 and $112,000 during the same period last year. The increased provision during 2009 is due primarily to recent economic conditions.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended
	March	March
(Dollars in Thousands)	2009	2008
Balance at beginning of period	$7,140	$6,141
Provision for loan losses	215	158
Recoveries	4	6
Loan charge-offs	(185)	(118)

Balance at end of period	$7,174	$6,187

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at March 31, are as follows:

(Dollars in Thousands)	2009	2008
Loans on nonaccrual (cash) basis	$562	$84
Loans whose terms have been renegotiated	0	0
OREO	558	225

Total nonperforming loans and OREO	1,120	309

Loans past due 90 or more days and still accruing	6,506	4,261

Total nonperforming and other risk assets	$7,626	$4,570

Ratio of total risk assets to total loans and OREO	0.92%	0.63%
Ratio of total risk assets to total assets	0.70%	0.50%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

At March 31, 2009, the total recorded investment in impaired loans was $2,373,000, of which $24,000 had allowances determined in accordance with SFAS No. 114 and $2,349,000 did not have allowances determined in accordance with SFAS 114. The allowance for loan losses on these impaired loans amounted to $15,000 at March 31, 2009. At December 31, 2008, the total recorded investment in impaired loans was $1,830,000, of which $36,000 had allowances determined in accordance with SFAS No. 114 and $1,794,000 did not have allowances determined in accordance with SFAS 114. The allowance for loan losses on these impaired loans amounted to $18,000 at December 31, 2008.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at March 31, 2009 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	7.7%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	10.1%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.0%	8%	10%

All growth experienced during 2009 has been supported by capital growth in the form of retained earnings. Equity represented 9.7% of assets at March 31, 2009 and 9.8% at December 31, 2008.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Recognizing the need for varied funding sources we have established relationships using other nontraditional sources, as provided for in our contingency funding plan. Funds provided from financing activities, including proceeds from long-term and short term borrowings, were a significant source of liquidity for the first three months of 2009. Additional liquidity was provided by operating activities and the sale and maturities of available for sale securities.

PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly negative at $69.3 million at March 31, 2009 and the RSA/ RSL cumulative ratio was 0.87%, which is flat compared to the 0.87% at December 31, 2008. The cumulative RSA/RSL at March 31, 2009 is 1.07% at three months and 0.88% at six months. The Company enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains pricing flexibility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on such evaluation, such officers have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2009.

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

Item 1A - Risk Factors

There are a number of significant risks and uncertainties which are difficult to predict, including those specified below, that may adversely affect the Company’s business, financial results or stock price. As a financial institution, the Company has significant exposure to market risk, including interest-rate risk, liquidity risk and credit risk, among others. Adverse experience with these or additional risks that the Company currently does not know about, or currently views as immaterial, may also impair the Company’s business or adversely impact its financial results or stock price.

Interest Rate Risk — The Company is exposed to interest rate risk in its core banking activities of lending and deposit-taking since assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income, which represents the largest revenue source for the Company, is subject to the effects of changing interest rates. The Company closely monitors the sensitivity of net interest income to changes in interest rates and attempts to limit the variability of net interest income as interest rates change. The Company makes use of both on- and off-balance sheet financial instruments to mitigate exposure to interest rate risk. Possible actions to mitigate such risk include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

Liquidity Risk — Liquidity refers to the Company’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The Company obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit and borrowings from the Federal Home Loan Bank of Pittsburgh and others. Should the Company experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of funding become restricted due to disruption in the financial markets, or the soundness of other financial institutions, the Company’s ability to obtain funding could be negatively impacted. The Company attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact of various events in a contingency funding plan. The Company estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. To mitigate such risk, the Company maintains available lines of credit with the Federal Home Loan Bank of Pittsburgh that is secured by loans and unsecured lines with correspondent banks. On an ongoing basis, management closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.

Credit Risk — Factors that influence the Company’s credit loss experience include overall economic conditions affecting businesses and consumers, in general, and, due to the size of the Company’s real estate loan portfolio and mortgage-related investment securities portfolio, real estate valuations, in particular. Other factors that can influence the Company’s credit loss experience, in addition to general economic conditions and borrowers’ specific abilities to repay loans, include: (i) the impact of declining real estate values on the portfolio of loans to residential real estate builders and developers; (ii) the repayment performance associated with residential mortgage loans and other loans supporting mortgage-related securities; (iii) the concentration of commercial real estate loans in the loan portfolio; (iv) consumer loan charge offs, which historically have experienced higher net charge-offs as a percentage of loans outstanding than other loan types; (v) the weakening housing market; (vi) the troubled state of financial and credit markets and the Federal Reserve positioning of monetary policy; (vii) sluggish job creation and rising unemployment, which have caused consumer spending to slow and the underlying impact on businesses’ operations and abilities to repay loans should consumer spending continue to slow; (viii) and continued slowing of domestic automobile sales. All of these factors can affect the Company’s credit loss experience. To help manage credit risk, the Company maintains a detailed loan policy and utilizes various committees that include members of senior management to approve and monitor significant extensions of credit. The Company also maintains a credit review department that regularly reviews the loan portfolios to ensure compliance with established credit policy. The Company maintains an allowance for credit losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio.

Supervision and Regulation — The Company is subject to extensive state and federal laws and regulations governing the banking industry, in particular, and public companies, in general, including laws related to corporate taxation. Many of those laws and regulations are described in Part I, Item 1 “Business”. Changes in those or other laws and regulations, or the degree of the Company’s compliance with those laws and regulations as judged by any of several regulators, including tax authorities, could have a significant effect on the Company’s operations and its financial results.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchase of common equity securities during the quarter ended March 31, 2009.

On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of March 31, 2009, 92,007 shares have been purchased under the program. The Company did not sell any unregistered securities.

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

/s/ Thomas R. Quinn, Jr.
(Thomas R. Quinn, Jr., President & CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Senior Vice President & CFO)
(Chief Financial Officer)

/s/ Robert B. Russell
(Robert B. Russell, Controller)
(Chief Accounting Officer)

Date: May 7, 2009

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