Form 10-Q
period 2009-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2009-08-07
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b – 2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2009, 6,403,102 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	(Unaudited) June 30, 2009	(Audited) * December 31, 2008
ASSETS
Cash and due from banks	$13,125	$12,871
Federal funds sold	5,270	13,933

Cash and cash equivalents	18,395	26,804

Interest bearing deposits with banks	677	409
Member stock, at cost which approximates market value	7,886	7,713
Securities available for sale	164,864	120,640

Loans	845,473	820,468
Allowance for loan losses	(7,413)	(7,140)

Net Loans	838,060	813,328

Premises and equipment, net	30,150	31,050
Goodwill and intangible assets	21,064	21,186
Cash surrender value of life insurance	16,915	16,552
Accrued interest receivable	3,768	3,983
Other assets	11,210	10,118

Total assets	$1,112,989	$1,051,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$93,935	$84,261
Interest bearing	715,187	673,107

Total deposits	809,122	757,368

Short term borrowings	84,399	64,007
Long term debt	105,067	118,287
Accrued interest payable	1,322	1,165
Other liabilities	6,654	7,609

Total liabilities	1,006,564	948,436

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 6,469,517 and 6,455,123 shares issued	337	336
Additional paid - in capital	82,777	82,555
Retained earnings	24,788	21,120
Accumulated other comprehensive income	453	1,369
Treasury stock, 66,415 and 69,457 shares, at cost	(1,930)	(2,033)

Total shareholders’ equity	106,425	103,347

Total liabilities and shareholders’ equity	$1,112,989	$1,051,783

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	June 2009	June 2008

INTEREST INCOME
Interest and fees on loans	$11,787	$11,726
Interest and dividends on investment securities	1,342	905
Interest on short term investments	13	54

Total interest income	13,142	12,685

INTEREST EXPENSE
Interest on deposits	3,265	3,299
Interest on short-term borrowings	96	239
Interest on long-term debt	969	983

Total interest expense	4,330	4,521

Net interest income	8,812	8,164
Provision for loan losses	300	257

Net interest income after provision for loan losses	8,512	7,907

OTHER INCOME
Service charges on deposits	1,750	1,718
Other service charges	1,130	1,119
Trust department income	637	713
Brokerage income	350	377
Other income	190	218
Securities gains / (losses)	293	(1)

Total other income	4,350	4,144

OTHER EXPENSES
Salaries and employee benefits	4,268	3,811
Occupancy and equipment	1,176	1,072
Data processing	283	247
Advertising	113	145
Other operating expense	2,504	1,610

Total other expense	8,344	6,885

Income before income taxes	4,518	5,166
Income tax expense	1,064	1,563

Net income	$3,454	$3,603

PER SHARE DATA
Basic earnings per share	$0.54	$0.56
Diluted earnings per share	$0.51	$0.54
Dividends per share	$0.22	$0.22

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
(Dollars in Thousands)	June 2009	June 2008

INTEREST INCOME
Interest and fees on loans	$23,202	$23,971
Interest and dividends on investment securities	2,484	1,923
Interest on short term investments	33	179

Total interest income	25,719	26,073

INTEREST EXPENSE
Interest on deposits	6,656	7,384
Interest on short-term borrowings	181	650
Interest on long-term debt	2,048	1,958

Total interest expense	8,885	9,992

Net interest income	16,834	16,081
Provision for loan losses	515	415

Net interest income after provision for loan losses	16,319	15,666

OTHER INCOME
Service charges on deposits	3,261	3,253
Other service charges	2,177	1,827
Trust department income	1,286	1,423
Brokerage income	635	756
Other income	502	448
Securities gains / (losses)	458	48

Total other income	8,319	7,755

OTHER EXPENSES
Salaries and employee benefits	8,539	7,828
Occupancy and equipment	2,390	2,029
Data processing	530	478
Advertising	226	243
Security impairment expense	36	0
Other operating expense	4,300	3,007

Total other expense	16,021	13,585

Income before income taxes	8,617	9,836
Income tax expense	2,138	2,983

Net income	$6,479	$6,853

PER SHARE DATA
Basic earnings per share	$1.01	$1.07
Diluted earnings per share	$0.96	$1.02
Dividends per share	$0.44	$0.43

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Beginning Balance, January 1, 2008	$336	$82,488	$13,868	$567	($1,135)	$96,124

Comprehensive income
Net income	0	0	6,853	0	0	6,853
Change in unrealized loss on investment securities available for sale, net of tax	0	0	0	(421)		(421)

Comprehensive income						6,432

Cash dividends ($.43 per share)	0	0	(2,760)	0	0	(2,760)
Split dollar post retirement plan	0	0	(263)	0	0	(263)
Stock-based compensation plans:
Compensation expense	0	(8)	0	0	0	(8)
Purchase of treasury stock (3,962 shares)	0	0	0	0	(123)	(123)
Issuance of treasury stock (9,460 shares)	0	(61)	0	0	350	289

Balance, June 30, 2008	$336	$82,419	$17,698	$146	($908)	$99,691

Beginning Balance, January 1, 2009	$336	$82,555	$21,120	$1,369	($2,033)	$103,347

Comprehensive income
Net income	0	0	6,479	0	0	6,479
Change in unrealized gain on investment securities available for sale, net of tax	0	0	0	170	0	170
Net unrealized losses on derivatives	0	0	0	(1,086)	0	(1,086)

Comprehensive income						5,563

Cash dividends ($.44 per share)	0	0	(2,811)	0	0	(2,811)
Stock-based compensation plans:
Compensation expense	0	24	0	0	0	24
Issuance of stock	1	240	0	0	0	241
Issuance of treasury stock (3,042 shares)	0	(42)	0	0	103	61

Balance, June 30, 2009	$337	$82,777	$24,788	$453	($1,930)	$106,425

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	June 2009	June 2008

COMPREHENSIVE INCOME
Net Income	$3,454	$3,603

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	7	(788)
Unrealized (loss) on rate swaps	(1,059)	0

Comprehensive Income	$2,402	$2,815

	Six Months Ended
(Dollars in Thousands)	June 2009	June 2008

COMPREHENSIVE INCOME
Net Income	$6,479	$6,853

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	170	(421)
Unrealized (loss) on rate swaps	(1,086)	0

Comprehensive Income	$5,563	$6,432

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in Thousands)	June 2009	June 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,479	$6,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,714	1,028
Provision for loan losses	515	415
Net loss on disposal of other real estate owned	9	0
Investment securities (gains)	(458)	(48)
Securities impairment loss	36	0
Other, net	(2,000)	(553)

Net cash provided by operating activities	6,295	7,695

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in interest bearing deposits with banks	(268)	(55)
Purchases of available for sale securities	(98,703)	(25,791)
Sales and maturities of available for sale securities	54,844	33,631
Proceeds from disposal of other real estate owned	417	0
Purchase of intangible assets	0	18
Net (increase) in loans	(26,011)	(50,860)
Purchases of bank premises and equipment	(201)	(4,680)
Other, net	(1,199)	(986)

Net cash (used) by investing activities	(71,121)	(48,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	51,754	30,780
Dividends paid	(2,811)	(2,760)
Net proceeds from issuance of common stock	241	0
Purchase of treasury stock	0	(123)
Net proceeds from issuance of treasury stock	61	288
Net change in short-term borrowings	20,392	7,197
Proceeds from long-term borrowings	0	13,000
Repayment of long-term borrowings	(13,220)	(865)

Net cash provided by financing activities	56,417	47,517

Net increase in cash and cash equivalents	(8,409)	6,489
Cash and cash equivalents at beginning of period	26,804	18,433

Cash and cash equivalents at end of period	$18,395	$24,922

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,728	$10,138
Income Taxes	1,575	3,025

Supplemental schedule of noncash investing and financing activities:
Unrealized gain (loss) on investments available for sale (net of deferred taxes of $92 and ($222) at June 30, 2009 and 2008, respectively)	170	(421)
Unrealized (loss) on rate swaps (net of deferred taxes of $585 and $0 at June 30, 2009 and 2008, respectively)	(1,086)	—
Other real estate acquired in settlement of loans	764	135

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Company) and its subsidiary are presented at and for the three and six months ended June 30, 2009 and 2008 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2008 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2008.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has classified all investment securities as “available for sale”. At December 31, 2008, fair value exceeded amortized cost by $816,000 and at June 30, 2009 fair value exceeded amortized cost by $1,089,000. In shareholders’ equity, the balance of accumulated other comprehensive income increased to $708,000 at June 30, 2009 from $538,000 at December 31, 2008.

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

Earnings per share for the three and six months ended June 30, have been computed as follows:

	Three Months Ended		Six Months Ended
(In Thousands, except per share data)	June 2009	June 2008	June 2009	June 2008

Net Income	$3,454	$3,603	$6,479	$6,853

Weighted average shares outstanding (basic)	6,392	6,422	6,389	6,421
Impact of common stock equivalents	338	318	337	321

Weighted average shares outstanding (diluted)	6,730	6,740	6,726	6,742

Per share information:
Basic earnings per share	$0.54	$0.56	$1.01	$1.07
Diluted earnings per share	$0.51	$0.54	$0.96	$1.02

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

The Company follows Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 includes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The Bank has entered into three (3) rate swap agreements—two on November 24, 2008, and one on May 22, 2009— related to fixed rate loans. The Bank uses interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Bank converts floating rate assets into fixed rate assets, or alternatively, converts fixed rate assets into floating rate assets. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income. These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

The effect of derivative instruments on the Financial Statements for the quarter ended June 30, 2009, are as follows:

Asset Derivatives at June 30, 2009

(Dollars in thousands)
Derivatives designated as hedging instruments under Statement 133	Notional/Contract Amount	Fair Value Balance Sheet Location	Estimated Net Fair Value	Expiration Date	Fixed Rate

Interest rate swap - 4 year cash flow	$30,000	Other assets	$(11)	11/26/12	4.97%
Interest rate swap - 5 year cash flow	20,000	Other assets	(120)	11/26/13	5.28%
Interest rate swap - 4 year cash flow	10,000	Other assets	(261)	05/27/13	4.54%

	$60,000		$(392)		5.00%

For the quarters ended June 30, 2009 and June 30, 2008

(Dollars in thousands)
Derivatives in Statement 133 cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009	2008		2009	2008

Interest rate swap - 4 year cash flow	$(675)	0	Other income	$(18)	0
Interest rate swap - 5 year cash flow	(693)	0	Other income	(10)	0
Interest rate swap - 4 year cash flow	(261)	0	Other income	0	0

	$(1,629)	0		$(28)	0

Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company/Bank does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company/Bank does not expect the adoption of FSP FAS 157-4 to have a material impact on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company/Bank does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company/Bank does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its (consolidated) financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company/Bank does not expect the implementation of SAB 111 to have a material impact on its (consolidated) financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company/Bank does not expect the adoption of SFAS 165 to have a material impact on its (consolidated) financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company/Bank does not expect the adoption of SFAS 166 to have a material impact on its (consolidated) financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company/Bank does not expect the adoption of SFAS 167 to have a material impact on its (consolidated) financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company/Bank does not expect the adoption of SFAS 168 to have a material impact on its (consolidated) financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company/Bank does not expect the adoption of SAB 112 to have a material impact on its (consolidated) financial statements.

Note 2: Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As of June 30, 2009, $27,924,000 of performance standby letters of credit have been issued. The Company does not anticipate any losses as a result of these transactions.

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

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2009, loans held for sale, which were included in total loans on the balance sheet and were recorded at cost, amounted to $3,146,000.

Impaired Loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Impaired loans are substantially recorded at cost at June 30, 2009.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. The majority of OREO is carried at cost.

The Company had no estimated fair value liabilities at June 30, 2009. A summary of assets at June 30, 2009 measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements

Securities available for sale	$1,139	$163,725	$—	$164,864
Interest rate swaps	0	(392)	0	(392)

Total assets	$1,139	$163,333	$—	$164,472

Fair values of financial instruments

The Company implemented FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash, Due from Banks, Short-Term Investments, and Federal Funds Sold

The carrying amounts of cash, due from banks, short-term investments, and federal funds sold approximate their fair value.

Securities Available for Sale

Fair values for investment securities are based on quoted market prices.

Interest Rate Swaps

Fair values for cash flow interest rate swaps are determined by quoted market prices and mathematical models using current and historical data.

Loans Receivable

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

Restricted Bank Stock

These investments are carried at cost. The Company is required to maintain minimum investment balances in these stocks, which are not actively traded and therefore have no readily determinable market value.

Deposit Liabilities

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

Short-Term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Borrowings

The fair value of the Company’s fixed rate long-term borrowings is estimated using a discounted cash flow analysis based on the Corporation’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts of variable-rate long-term borrowings approximate their fair values at the reporting date.

Accrued Interest

The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at June 30, 2009:

	June 30, 2009
(Dollars in thousands)	Carrying Amount	Fair Value
Financial Assets

Cash, due from banks, and short-term investments	$13,802	$13,802
Federal funds sold	5,270	5,270
Securities available for sale	164,864	164,864
Restricted bank stocks	7,886	7,886
Interest rate swaps	(392)	(392)

Loans	845,473
Allowance for loan losses	(7,413)

Net loans	838,060	833,004
Accrued interest receivable	3,768	3,768

Total financial assets	$1,033,258	$1,028,202

Financial Liabilities
Deposits	$809,122	$812,372
Short-term borrowed funds	84,399	84,399
Long-term borrowed funds	105,067	107,739
Accrued interest payable	1,322	1,322

Total financial liabilities	$999,910	$1,005,832

Subsequent Events

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through August 7, 2009, the date these financial statements were issued.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Company) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank. The following is a discussion of our consolidated financial condition at June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and three and six months ended June 30, 2008. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,454,000 for the second quarter of 2009 compared to $3,603,000 for the same period in 2008, representing a decrease of $149,000 or 4.1%. Basic earnings per share (EPS) decreased $0.02 to $0.54 in the recent quarter from the $0.56 earned during the second quarter of 2008. Diluted earnings per share for the second quarter were $0.51 versus $0.54 last year.

Sequentially earnings improved significantly as the second quarter 2009 earnings of $3,454,000 were up $429,000, or 14.2% from the $3,025,000 earned during first quarter 2009. In addition, when comparing second quarter 2009 results to first quarter 2009 results, basic earnings per share grew to $0.54 from $0.47, diluted earnings per share grew to $0.51 from $0.45, net interest margin grew to 3.57% from 3.40% and return on assets grew to 1.26% from 1.15%. The sequential gains were achieved primarily due to continual growth, lowered cost of funds, an increased flow of tax credit projects and despite a $517,000 special assessment for FDIC insurance.

Net income for the first six months of 2009 was $6,479,000 compared to $6,853,000 for the same period in 2008, representing a decrease of $374,000 or 5.5%. Basic earnings per share for the first half of 2009 decreased by $0.06 to $1.01 from the $1.07 earned for the same period in 2008. Diluted earnings per share for the first six months were $0.96 versus $1.02 last year.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

The following statistics compare the second quarter and year-to-date performance of 2009 to that of 2008:

	Three Months Ended		Six Months Ended
	June 2009	June 2008	June 2009	June 2008
Return on average assets	1.26%	1.57%	1.20%	1.51%
Return on average tangible assets	1.30%	1.63%	1.24%	1.57%
Return on average equity	13.14%	14.69%	12.50%	14.11%
Return on average tangible equity	16.61%	18.94%	15.86%	18.27%
Average equity / Average assets	9.58%	10.71%	9.63%	10.72%

RESULTS OF OPERATIONS

Quarter ended June 30, 2009 compared to Quarter ended June 30, 2008

Net interest income for the second quarter of 2009 was $8,812,000 representing a growth of $648,000, or 7.9% over the $8,164,000 realized during the second quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the second quarter of 2009 and 2008 was $9,123,000 and $8,394,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Three Months Ended
	June 2009			June 2008
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$19,111	$13	0.27%	$9,875	$54	2.20%
Investment securities	155,757	1,494	3.84%	87,746	1,052	4.82%
Total loans	836,667	11,946	5.65%	740,164	11,809	6.34%

Total interest-earning assets	1,011,535	13,453	5.29%	837,785	12,915	6.12%

Interest Bearing Liabilities:
Interest bearing demand deposits	$299,518	$829	1.11%	$248,181	$910	1.47%
Savings deposits	61,378	48	0.31%	62,553	156	1.00%
Time deposits	350,509	2,388	2.73%	268,666	2,233	3.34%
Short term borrowings	79,116	96	0.49%	56,966	239	1.69%
Long term borrowings	106,996	969	3.58%	88,260	983	4.41%

Total interest bearing liabilities	897,517	4,330	1.93%	724,626	4,521	2.51%

Net interest income / net interest spread		$9,123	3.36%		$8,394	3.61%

Net interest margin			3.57%			3.96%

Net Interest Income

FTE net interest income totaled $9,123,000 for the second quarter of 2009 versus $8,394,000 for the same period last year, an increase of $729,000, or 8.7%. This increase was achieved solely by volume factors as our net interest margin has declined by 39 basis points verses second quarter 2008. While our cost of funds has declined we have seen a more rapid drop in earning asset yields over those time frames. The lower rate environment, versus a year earlier, has limited investment opportunities and loans indexed to prime or libor have declined in yield since June 2008. This has resulted in a decline of 83 basis points in earning asset yield versus second quarter 2008. The use of interest rate swaps, loan rate floors and a continually declining cost of funds enabled us to hold our net interest margin at 3.57% during second quarter 2009, which represents a 17 basis point increase from the 3.40% net interest margin generated during first quarter 2009. The generally low rate environment has made it difficult to increase earning asset yields, which remained at 5.29% for the quarter, the same yield as first quarter 2009, but our balance sheet is poised to prosper in a rising rate environment. We have used $25 million of TAF borrowings at 25 basis points to help average down our cost of funds.

Noninterest Income

Total noninterest income increased $206,000, or 5.0%, from $4,144,000 to $4,350,000. Net security gains the second quarter 2009 were $293,000 compared to the $1,000 of net losses taken in the second quarter of 2008. Revenue produced by our secondary mortgage market program grew $306,000 as refinancing activity has been brisk. The aforementioned increases offset declines of $91,000 in overdraft protection fees, $76,000 in trust income and $27,000 in brokerage fees.

Noninterest Expense

Other expenses rose from $6,885,000 during the second quarter of 2008 to $8,344,000 during the same period of 2009, an increase of $1,459,000, or 21.2%. Salary expense increased by $294,000, or 11.0%, over the prior year. Benefit expense grew overall by $163,000. Employee insurance plan expenses have increased by $111,000, and employment tax expense increased by $22,000. These increases were attributable to growth of staff and annual reviews.

Occupancy and equipment expense rose $104,000, or 9.7%. Depreciation expense contributed $125,000 of the increase along with an increase of $17,000 in equipment maintenance and repairs and decrease of $9,000 in building maintenance and $33,000 decrease in minor furniture/equipment. The opening of our operations center and a second Hagerstown, MD, branch during 2008 contributed to these increases.

The costs of printing and supplies decreased $45,000. Mortgage servicing expense increased by $69,000 due to the increased loan demand for secondary market mortgage loans. FDIC insurance expense increased by $563,000, which included the special assessment of $517,000 that was recorded on June 30, 2009. Other than the FDIC insurance assessment, increases were brought about by continued company growth.

Six months ended June 30, 2009 compared to Six months ended June 30, 2008

Net interest income for the first six months of 2009 was $16,834,000 representing a growth of $753,000, or 4.7% over the $16,081,000 realized during the same period last year. On a fully taxable equivalent basis (FTE), net interest income for the first six months of 2009 and 2008 was $17,449,000 and $16,547,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Six Months Ended
	June 2009			June 2008
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$26,498	$33	0.25%	$13,593	$179	2.65%
Investment securities	139,483	2,788	4.01%	88,712	2,222	5.05%
Total loans	828,833	23,513	5.66%	727,065	24,138	6.60%

Total interest-earning assets	994,814	26,334	5.28%	829,370	26,539	6.36%

Interest Bearing Liabilities:
Interest bearing demand deposits	$291,289	$1,662	1.15%	$240,448	$2,013	1.68%
Savings deposits	60,947	112	0.37%	62,759	370	1.19%
Time deposits	350,567	4,882	2.81%	271,302	5,001	3.71%
Short term borrowings	70,342	181	0.51%	56,531	650	2.27%
Long term borrowings	112,399	2,048	3.62%	87,391	1,958	4.43%

Total interest bearing liabilities	885,544	8,885	2.02%	718,431	9,992	2.80%

Net interest income / net interest spread		$17,449	3.26%		$16,547	3.57%

Net interest margin			3.48%			3.94%

Net Interest Income

FTE net interest income totaled $17,449,000 during the first six months of 2009 versus $16,547,000 during the first half of 2008, an increase of $902,000 or 5.5%.

The increase was generated entirely by volume as our net interest margin declined from 3.94% to 3.48% for the same reasons detailed in the quarterly comparative section. The net interest margin has slowly strengthened as we have moved through 2009, but had depressed sharply during the fourth quarter 2008 where there were repeated decreases in the federal funds target rate and the prime lending rate. The declines in prime pushed our earning asset yield down but the use of prime for fixed interest rate swaps, prime indexed advances, floors on floating rate loans and a gradual decline in cost of funds has enabled us to widen our net interest margin as we have advanced through 2009.

Noninterest Income

Other income increased $564,000, or 7.3%, from $7,755,000 during the first half of 2008 to $8,319,000 during the first six months of 2009. A large component of the increase was a $410,000 increase in securities gains as we moved to protect some gains as rates slowly moved up. We also saw revenue produced by our secondary mortgage market program increase by $562,000, or 60.7%, as refinancing opportunities continued to present themselves. In addition, debit card revenue grew $102,000, or 15.4%.

The aforementioned increases helped to offset declines in loan fees and overdraft protection fees that were somewhat attributable to the slowing economy.

Noninterest Expense

Other expenses rose from $13,585,000 during the first six months of 2008 to $16,021,000 during the same period of 2009, an increase of $2,436,000, or 17.9%. Salary expense increased by $461,000, or 8.6%, versus the prior year. Benefit expenses rose $250,000. These increases are reasonable given the growth of the Company.

Occupancy and equipment expense rose $361,000, or 17.8%. General growth of the Company plus the build out of an operations center and a second Hagerstown, MD, branch were contributors to this increase.

Other operating expenses rose $1,293,000, with FDIC insurance increases representing $653,000 of that total.

The overhead efficiency ratio for Orrstown Financial Services, Inc, is 62.6% for the first six months of 2009. This compares to peer averages of approximately 67% for publicly traded banks of peer size ($1-5 billion), 71% for Mid Atlantic banks and 72% for all banks, per SNL Financial.

INCOME TAX EXPENSE

Income tax expense decreased $499,000, or 31.9%, during the second quarter of 2009 versus the second quarter of 2008. For the first six months of 2009 the income tax expense decreased $845,000, or 28.0% over the same period 2008. The marginal federal income tax bracket is 35% for 2009 and 38% for 2008, but the use of tax free investments and an increase in low income housing credit investments and the completion of a historic tax credit project has helped lower the effective income tax rate.

Effective income tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 2009	June 2008	June 2009	June 2008
Effective income tax rate	23.6%	30.3%	24.8%	30.3%

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

The provision for loan losses amounted to $300,000 and $257,000 for the second quarter of 2009 and 2008, respectively. The reserve to loan ratio for the Company was 0.88% at June 30, 2009 compared to 0.85% on June 30, 2008. These provisions compared to net charge-offs of $61,000 during the second quarter 2009 and $15,000 during the same period last year.

For the first six months of 2009 the provision for loan losses was $515,000 compared to $415,000 taken in the first half of 2008. The year to date net charge-offs for 2009 were $242,000 compared to $127,000 of net charge-offs for the same period 2008. The increased provision during 2009 is due primarily to general economic conditions, including a perceived slowing in certain industries. The provision also increased due to the increase in nonperforming assets from $6,054,000 in second quarter 2008 to $9,168,000 in second quarter 2009. Overall loan quality, however, remains strong.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 2009	June 2008	June 2009	June 2008

Balance at beginning of period	$7,174	$6,187	$7,140	$6,141

Provision for loan losses	300	257	515	415

Recoveries	8	20	12	26

Loan charge-offs	(69)	(35)	(254)	(153)

Balance at end of period	$7,413	$6,429	$7,413	$6,429

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at June 30, are as follows:

(Dollars in Thousands)	2009	2008
Loans on nonaccrual (cash) basis	$1,905	$166
Loans whose terms have been renegotiated	0	0
OREO	939	227

Total nonperforming loans and OREO	2,844	393

Loans past due 90 or more days and still accruing	6,324	5,661

Total nonperforming and other risk assets	$9,168	$6,054

Ratio of total risk assets to total loans and OREO	1.08%	0.80%
Ratio of total risk assets to total assets	0.82%	0.64%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

At June 30, 2009, the total recorded investment in impaired loans was $9,192,000, of which $3,136,000 had allowances determined in accordance with SFAS No. 114 and $6,056,000 did not have allowances determined in accordance with SFAS 114. The allowance for loan losses on these impaired loans amounted to $1,550,000 at June 30, 2009. At March 31, 2009, the total recorded investment in impaired loans was $2,373,000, of which $24,000 had allowances determined in accordance with SFAS No. 114 and $2,349,000 did not have allowances determined in accordance with SFAS 114. The allowance for loan losses on these impaired loans amounted to $15,000 at March 31, 2009. Despite the increase in impaired loans between March 31, 2009, and June 30, 2009, we remain adequately reserved with $610,000 or 8.2% of the loan loss reserve unallocated at June 30, 2009.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at June 30, 2009 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum

Leverage Ratio	7.7%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	10.1%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.0%	8%	10%

All growth experienced during 2009 has been supported by capital growth in the form of retained earnings. Equity represented 9.6% of assets at June 30, 2009 and 9.8% at December 31, 2008.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Recognizing the need for varied funding sources we have established modest relationships using other nontraditional sources, as provided for in our contingency funding plan. We have tested those facilities and are comfortable with our relationships. Liquidity was primarily provided by operating activities and the sale and maturities of available for sale securities.

PART I - FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly negative at $72.5 million at June 30, 2009 and the RSA/ RSL cumulative ratio was 0.86%, which was approximately the same as the 0.89% reported at December 31, 2008. The cumulative RSA/RSL at June 30, 2009 is 0.89% at three months. The Company enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on such evaluation, such officers have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2009.

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

Item 1A - Risk Factors

In addition to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, the Company also has exposure to the following risk:

Asset Valuation Risk – The Company maintains an investment portfolio that includes investments, the market value of which may be affected by factors other than the underlying performance of the issuer, such as ratings downgrades, adverse changes in business climate, and lack of liquidity for resales. The Company periodically, but not less than quarterly, evaluates such investments and other assets for impairment indicators. The Company may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary. If it is determined that a significant impairment has occurred, the Company would be required to take a OTTI charge against earnings, which could have a material adverse effect on results of operations for the period in which the charge occurs.

Except as herein disclosed, there have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. There were no repurchases of common equity securities during the quarter ended June 30, 2009. As of June 30, 2009, 92,007 shares have been purchased under the program.

The Company did not sell any unregistered securities.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Shareholders of Orrstown Financial Services, Inc. was held on May 5, 2009. The only matter submitted to a vote of shareholders was the election of three directors to Class C for three year terms expiring in 2012. There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board. All nominees of the Board of Directors were elected. The number of votes cast FOR, as well as the number of votes WITHHELD for each of the nominees was as follows:

Nominee:	Votes FOR	Votes WITHHELD
Anthony F. Ceddia	3,961,236	223,477
Andrea Pugh	3,959,683	225,030
Kenneth R. Shoemaker	3,897,722	286,991

The following Directors continued their term of office after the meeting:

Gregory A. Rosenberry, Glenn W. Snoke, Jeffrey W. Coy, John S. Ward, and Joel R. Zullinger.

As previously disclosed, in Current Reports on Form 8-K filed May 7, 2009, the resignations of the following Directors were accepted at the annual reorganization meeting of the Board of Directors, held immediately following the Annual Meeting of Shareholders:

Denver L. Tuckey and Peter C. Zimmerman.

As previously disclosed, in Current Reports on Form 8-K filed May 7, 2009, the following new Directors were appointed to office at the annual reorganization meeting of the Board of Directors, held immediately following the Annual Meeting of Shareholders:

Thomas R. Quinn, Jr. and Mark Keller.

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
(Principal Financial Officer)

Date: August 7, 2009

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