Form 10-Q
period 2009-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2009-11-06
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, 6,417,284 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	(Unaudited) September 30, 2009	(Audited) * December 31, 2008
ASSETS
Cash and due from banks	$13,976	$12,871
Federal funds sold	23,250	13,933

Cash and cash equivalents	37,226	26,804

Interest bearing deposits with banks	7,495	409
Member stock, at cost which approximates market value	8,056	7,713
Securities available for sale	165,281	120,640

Loans	867,435	820,468
Allowance for loan losses	(7,963)	(7,140)

Net Loans	859,472	813,328

Premises and equipment, net	29,994	31,050
Goodwill and intangible assets	21,000	21,186
Cash surrender value of life insurance	17,065	16,552
Accrued interest receivable	3,856	3,983
Other assets	10,551	10,118

Total assets	$1,159,996	$1,051,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$90,562	$84,261
Interest bearing	758,532	673,107

Total deposits	849,094	757,368

Short term borrowings	107,070	64,007
Long term debt	85,700	118,287
Accrued interest payable	1,280	1,165
Other liabilities	6,203	7,609

Total liabilities	1,049,347	948,436

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 6,469,508 and 6,455,123 shares issued	337	336
Additional paid - in capital	82,933	82,555
Retained earnings	27,258	21,120
Accumulated other comprehensive income	1,692	1,369
Treasury stock 52,224 and 69,457 shares, at cost	(1,571)	(2,033)

Total shareholders’ equity	110,649	103,347

Total liabilities and shareholders’ equity	$1,159,996	$1,051,783

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	September 2009	September 2008

INTEREST INCOME
Interest and fees on loans	$12,117	$12,111
Interest and dividends on investment securities	1,415	959
Interest on short term investments	6	28

Total interest income	13,538	13,098

INTEREST EXPENSE
Interest on deposits	3,023	3,252
Interest on short-term borrowings	128	379
Interest on long-term debt	908	1,059

Total interest expense	4,059	4,690

Net interest income	9,479	8,408
Provision for loan losses	750	257

Net interest income after provision for loan losses	8,729	8,151

OTHER INCOME
Service charges on deposits	1,842	1,814
Other service charges	913	589
Trust department income	671	627
Brokerage income	322	350
Other income	331	440
Securities gains / (losses)	338	(75)

Total other income	4,417	3,745

OTHER EXPENSES
Salaries and employee benefits	4,293	4,095
Occupancy and equipment	1,215	1,065
Data processing	291	265
Advertising	146	101
Other operating expense	2,094	1,790

Total other expense	8,039	7,316

Income before income taxes	5,107	4,580
Income tax expense	1,227	1,417

Net income	$3,880	$3,163

PER SHARE DATA
Basic earnings per share	$0.61	$0.49
Diluted earnings per share	$0.58	$0.46
Dividends per share	$0.22	$0.22

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
(Dollars in Thousands)	September 2009	September 2008

INTEREST INCOME
Interest and fees on loans	$35,319	$36,082
Interest and dividends on investment securities	3,899	2,882
Interest on short term investments	39	207

Total interest income	39,257	39,171

INTEREST EXPENSE
Interest on deposits	9,679	10,636
Interest on short-term borrowings	309	1,029
Interest on long-term debt	2,956	3,017

Total interest expense	12,944	14,682

Net interest income	26,313	24,489
Provision for loan losses	1,265	672

Net interest income after provision for loan losses	25,048	23,817

OTHER INCOME
Service charges on deposits	5,103	5,067
Other service charges	3,090	2,416
Trust department income	1,957	2,050
Brokerage income	957	1,106
Other income	833	888
Securities gains / (losses)	796	(27)

Total other income	12,736	11,500

OTHER EXPENSES
Salaries and employee benefits	12,832	11,923
Occupancy and equipment	3,605	3,094
Data processing	821	743
Advertising	372	344
Security impairment expense	36	0
Other operating expense	6,394	4,797

Total other expense	24,060	20,901

Income before income taxes	13,724	14,416
Income tax expense	3,365	4,400

Net income	$10,359	$10,016

PER SHARE DATA
Basic earnings per share	$1.62	$1.56
Diluted earnings per share	$1.54	$1.48
Dividends per share	$0.66	$0.65

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Beginning Balance, January 1, 2008	$336	$82,488	$13,868	$567	$(1,135)	$96,124

Comprehensive income
Net income	0	0	10,016	0	0	10,016
Change in unrealized loss on investment securities available for sale, net of tax	0	0	0	(803)	0	(803)

Total comprehensive income						9,213

Cash dividends ($.65 per share)	0	0	(4,174)	0	0	(4,174)
Split dollar retirement plan	0	0	(263)	0	0	(263)
Stock-based compensation plans:
Compensation expense	0	126	0	0	0	126
Issuance of stock	0	28	0	0	0	28
Purchase of treasury stock (5,412 shares)	0	0	0	0	(167)	(167)
Issuance of treasury stock (9,460 shares)	0	(61)	0	0	350	289

Balance, September 30, 2008	$336	$82,581	$19,447	$(236)	$(952)	$101,176

Beginning Balance, January 1, 2009	$336	$82,555	$21,120	$1,369	$(2,033)	$103,347

Comprehensive income
Net income	0	0	10,359	0	0	10,359
Change in unrealized gain on investment securities available for sale, net of tax	0	0	0	1,029	0	1,029
Net unrealized loss on derivatives				(706)		(706)

Total comprehensive income						10,682

Cash dividends ($.66 per share)	0	0	(4,221)	0	0	(4,221)
Stock-based compensation plans:
Compensation expense	0	137	0	0	0	137
Issuance of stock	1	283	0	0	0	284
Purchase of treasury stock (5,883 shares)	0	0	0	0	(71)	(71)
Issuance of treasury stock (17,233 shares)	0	(42)	0	0	533	491

Balance, September 30, 2009	$337	$82,933	$27,258	$1,692	$(1,571)	$110,649

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	September 2009	September 2008

COMPREHENSIVE INCOME
Net Income	$3,880	$3,163

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	859	(382)
Unrealized gain (loss) on rate swaps	380	—

Comprehensive Income	$5,119	$2,781

	Nine Months Ended
(Dollars in Thousands)	September 2009	September 2008

COMPREHENSIVE INCOME
Net Income	$10,359	$10,016

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities available for sale	1,029	(803)
Unrealized gain (loss) on rate swaps	(706)	—

Comprehensive Income	$10,682	$9,213

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in Thousands)	September 2009	September 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,359	$10,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,763	1,561
Provision for loan losses	1,265	672
Net loss on disposal of other real estate owned	(9)	0
Investment securities (gain) loss	(796)	27
Securities impairment expense	36	0
Other, net	(2,139)	(3,584)

Net cash provided by operating activities	11,479	8,692

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in interest bearing deposits with banks	(7,086)	142
Purchases of available for sale securities	(137,466)	(80,626)
Sales and maturities of available for sale securities	94,511	48,228
Proceeds from disposal of other real estate owned	612	0
Purchase of intangible assets	0	(18)
Net (increase) in loans	(48,328)	(82,335)
Purchases of bank premises and equipment	(615)	(6,251)
Other, net	(1,370)	(1,864)

Net cash (used) by investing activities	(99,742)	(122,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	91,726	62,446
Dividends paid	(4,221)	(4,174)
Net proceeds from issuance of common stock	284	28
Purchase of treasury stock	0	(167)
Net proceeds from issuance of treasury stock	420	289
Net change in short-term borrowings	43,063	29,223
Proceeds from long-term borrowings	0	29,000
Repayment of long-term borrowings	(32,587)	(1,287)

Net cash provided by financing activities	98,685	115,358

Net increase in cash and cash equivalents	10,422	1,326
Cash and cash equivalents at beginning of period	26,804	18,433

Cash and cash equivalents at end of period	$37,226	$19,759

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,829	$14,773
Income Taxes	2,575	5,025

Supplemental schedule of noncash investing and financing activities:
Unrealized gain (loss) on investments available for sale (net of deferred taxes of $558 and ($423) at September 30, 2009 and 2008, respectively)	1,029	(803)
Unrealized (loss) on rate swaps (net of deferred taxes of $380 and $0 at September 30, 2009 and 2008, respectively)	(706)	—

Other real estate acquired in settlement of loans	919	555

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Company) and its subsidiary are presented at and for the three and nine months ended September 30, 2009 and 2008 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2008 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2008.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has classified all investment securities as “available for sale”. At December 31, 2008, fair value exceeded amortized cost by $816,000 and at September 30, 2009 fair value exceeded amortized cost by $2,410,000. In shareholders’ equity, the balance of accumulated other comprehensive income increased to $1,567,000 at September 30, 2009 from $538,000 at December 31, 2008.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

Stock-Based Compensation

The Company maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Company’s directors and the Bank’s employees. Generally accepted accounting principles, “Share-Based Payment” requires financial statement recognition of compensation cost for stock options and other stock-based awards. Both of the Company’s stock-based compensation plans are fully vested when granted and, therefore, are expensed on the date of grant using the Black-Scholes option-pricing model.

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

Earnings per share for the three and nine months ended September 30, have been computed as follows:

	Three Months Ended		Nine Months Ended
(In Thousands, except per share data)	September 2009	September 2008	September 2009	September 2008

Net Income	$3,880	$3,163	$10,359	$10,016

Weighted average shares outstanding (basic)	6,407	6,425	6,395	6,422
Impact of common stock equivalents	334	337	336	326

Weighted average shares outstanding (diluted)	6,741	6,762	6,731	6,748

Per share information:
Basic earnings per share	$0.61	$0.49	$1.62	$1.56
Diluted earnings per share	$0.58	$0.46	$1.54	$1.48

Derivative Instruments and Hedging Activities

The Company follows generally accepted accounting principles, Accounting for Derivative Financial Instruments and Hedging Activities, as amended, to account for derivative and hedging activities. In accordance with this statement, all derivatives are recognized in the Consolidated Financial Statements at their fair values. On the dates that derivative contracts are entered into, the Company designates derivatives as (a) hedges of fair values of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedges); (b) hedges of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedges) or (c) instruments that are held for trading or non-hedging purposes (trading or economic-hedging instruments). For a derivative treated as a fair-value hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item. The ineffective portion of the fair-value hedge is recognized in current period earnings. Upon termination of a fair-value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a trading or economic hedging instrument, changes in fair value are reported in current period earnings. Fair values are determined based upon quoted market prices and mathematical models using current and historical data.

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

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

The Company follows generally accepted accounting principles, “Disclosures about Derivative Instruments and Hedging Activities”, which includes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

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

The effects of derivative instruments on the Financial Statements for the quarter ended September 30, 2009, are as follows:

Asset Derivatives at September 30, 2009

(Dollars in thousands)
Derivatives designated as hedging instruments	Notional/Contract Amount	Fair Value Balance Sheet Location	Estimated Net Fair Value	Expiration Date	Fixed Rate

Interest rate swap - 4 year cash flow	$30,000	Other assets	$273	11/26/12	4.97%
Interest rate swap - 5 year cash flow	20,000	Other assets	141	11/26/13	5.28%
Interest rate swap - 4 year cash flow	10,000	Other assets	(132)	05/27/13	4.54%

	$60,000		$282		5.00%

For the nine months ended September 30, 2009 and September 30, 2008

(Dollars in thousands)
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009	2008		2009	2008

Interest rate swap - 4 year cash flow	$230	0	Other income	$54	0
Interest rate swap - 5 year cash flow	226	0	Other income	35	0
Interest rate swap - 4 year cash flow	129	0	Other income	0	0

	$585	0		$89	0

Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any non controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods ending after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its (consolidated) financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

Note 2: Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As September 30, 2009, $26,872,000 of performance standby letters of credit have been issued. The Company does not anticipate any losses as a result of these transactions.

Note 3: Fair Value Measurements

Generally accepted accounting principles, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a three-level valuation hierarchy for disclosure of fair value measurement and expands disclosures requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The definition of fair value is clarified to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Company had no estimated fair value liabilities at September 30, 2009. A summary of assets at September 30, 2009 measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements

Securities available for sale	$1,094	$164,187	$—	$165,281
Interest rate swaps	0	282	0	282

Total assets	$1,094	$164,469	$—	$165,563

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjustments to the fair value of these assets result from the application of lower-of-cost-or-market accounting or write-down of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under generally accepted accounting principles, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2009, loans held for sale, which were included in total loans on the balance sheet and were recorded at cost, amounted to $154,000.

Impaired Loans

Generally accepted accounting principles applies to loans measured for impairment using the practical expedients permitted by Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Impaired loans are substantially recorded at cost at September 30, 2009.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. The majority of OREO is carried at cost.

Fair values of financial instruments

Generally accepted accounting principles, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at September 30, 2009:

	September 30, 2009
(Dollars in thousands)	Carrying Amount	Fair Value
Financial Assets
Cash, due from banks, and short-term investments	$21,471	$21,471

Federal funds sold	23,250	23,250
Securities available for sale	165,281	165,281
Restricted bank stocks	8,056	8,056
Interest rate swaps	282	282

Loans	867,435	—
Allowance for loan losses	(7,963)	—

Net loans	859,472	845,418
Accrued interest receivable	3,856	3,856

Total financial assets	$1,081,668	$1,067,614

Financial Liabilities
Deposits	$849,094	$851,996
Short-term borrowed funds	107,070	107,070
Long-term borrowed funds	85,700	87,413
Accrued interest payable	1,280	1,280

Total financial liabilities	$1,043,144	$1,047,759

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

September 30, 2009

Investment Security Unrealized Losses:

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)	September 30, 2009

US Treasury and government agency securities	10,710	20	—	—	10,710	20
Obligations of states and political subdivisions	3,185	14	489	132	3,674	146
Mortgage-backed securities	11,748	110	—	—	11,748	110

Total debt securities	25,643	144	489	132	26,132	276

Equity securities	—	—	1,155	393	1,155	393

Total temporarily impaired securities	25,643	144	1,644	525	27,287	669

The table above represents fifty three investment securities at September 30, 2009, where the current fair value is less than the related amortized cost. Management believes the impairments to be temporary in all cases. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2009, the Corporation held one state and political subdivision issue with fair value less than the related amortized cost for twelve months or more. The issue is an A1 rated (Moodys) California school district that has not demonstrated deterioration of credit worthiness. As management has the ability to hold this security for the foreseeable future, the decline is not deemed to be other than temporary. Thirty eight marketable equity securities have unrealized losses for twelve months or more. Fourteen of these thirty eight equity securities are financial institution securities; our overall approach to the bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Twenty four of the thirty eight equity securities are non-financials or industrial securities; we continue to view these twenty four companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend, and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. In addition, the market values of these thirty eight equity securities have steadily risen as we have advanced through 2009. In early 2009, this basket of equities carried more than $900,000 of unrealized losses but now carry less than $400,000 of unrealized losses. The Corporation has recorded $36,000 of equity securities impairment expense during 2009.

Subsequent Events

Generally accepted accounting principles, “Subsequent Events” establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Subsequent Events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between September 30, 2009 through November 6, 2009, the date these financial statements were issued.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Company) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank. The following is a discussion of our consolidated financial condition at September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and three and nine months ended September 30, 2008. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated.

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

Critical Accounting Policies

The Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, grouping of like loans, grading of individual loan quality, review of specific problem loans, the examination of underlying collateral and current economic conditions that may affect the borrowers’ ability to pay.

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,880,000 for the third quarter of 2009 compared to $3,163,000 for the same period in 2008, representing an increase of $717,000 or 22.7%. Basic earnings per share (EPS) increased $0.12 to $0.61 in the recent quarter from the $0.49 earned during the third quarter of 2008. Diluted earnings per share for the third quarter were $0.58 versus $0.46 last year.

Sequentially earnings improved significantly as the third quarter 2009 earnings of $3,880,000 were up $426,000 from the $3,454,000 earned during second quarter 2009. In addition, when comparing sequential quarterly results there has been continued improvement as we progress through 2009. Basic earnings per share grew to $0.61 from $0.54, diluted earnings per share grew to $0.58 from $0.51, net interest margin grew to 3.63% from 3.57% and return on assets grew to 1.36% from 1.26%.

The following statistics highlight the sequential gains through 2009’s first three quarters:

	1Q 2009	2Q 2009	3Q 2009
Net Income	$3,025,000	$3,454,000	$3,880,000
Earnings per Share (EPS)	$0.47	$0.54	$0.61
Diluted Earnings per Share	$0.45	$0.51	$0.57
Return on Average Assets (ROA)	1.15%	1.26%	1.36%
Return on Average Equity (ROE)	11.84%	13.14%	14.33%
Return on Average Tangible Equity (ROTE)	15.08%	16.61%	18.01%
Net Interest Margin	3.40%	3.57%	3.63%

The sequential gains were achieved primarily due to continued growth, lowered cost of funds, and an increased flow of tax credit projects.

Net income for the first nine months of 2009 was $10,359,000 compared to $10,016,000 for the same period in 2008, representing an increase of $343,000 or 3.4%. Basic earnings per share for the first nine months of 2009 increased by $0.06 to $1.62 from the $1.56 earned for the same period in 2008. Diluted earnings per share for the first nine months were $1.54 versus $1.48 last year.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

The following statistics compare the third quarter and year-to-date performance of 2009 to that of 2008:

	Three Months Ended		Nine Months Ended
	September 2009	September 2008	September 2009	September 2008
Return on average assets	1.36%	1.31%	1.26%	1.44%
Return on average tangible assets	1.40%	1.36%	1.30%	1.49%
Return on average equity	14.33%	12.57%	13.13%	13.59%
Return on average tangible equity	18.01%	16.17%	16.60%	17.55%
Average equity / Average assets	9.50%	10.43%	9.59%	10.62%

RESULTS OF OPERATIONS

Quarter ended September 30, 2009 compared to Quarter ended September 30, 2008

Net interest income for the third quarter of 2009 was $9,479,000 representing a growth of $1,071,000, or 12.8% over the $8,408,000 realized during the third quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the third quarter of 2009 and 2008 was $9,803,000 and $8,649,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Three Months Ended
	September 2009			September 2008
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$12,827	$6	0.19%	$5,454	$28	2.04%
Investment securities	169,786	1,568	3.70%	101,315	1,104	4.38%
Total loans	859,597	12,285	5.55%	765,303	12,207	6.28%

Total interest-earning assets	1,042,210	13,859	5.17%	872,072	13,339	6.03%

Interest Bearing Liabilities:
Interest bearing demand deposits	$309,444	$802	1.03%	$254,248	$959	1.50%
Savings deposits	60,338	47	0.31%	61,700	150	0.97%
Time deposits	358,930	2,173	2.40%	271,163	2,143	3.14%
Short term borrowings	88,766	128	0.57%	78,254	379	1.93%
Long term borrowings	101,549	909	3.50%	93,534	1,059	4.43%

Total interest bearing liabilities	919,027	4,059	1.75%	758,899	4,690	2.46%

Overall cost of funds			1.54%			2.16%

Net interest income / net interest spread		$9,800	3.42%		$8,649	3.57%

Net interest margin			3.63%			3.89%

Net Interest Income

FTE net interest income totaled $9,800,000 for the third quarter of 2009 versus $8,649,000 for the same period last year, an increase of $1,151,000. This increase was achieved solely by volume factors as our net interest margin has declined by 26 basis points verses third quarter 2008. While our cost of funds has declined, we have seen a more rapid drop in earning asset yields over those time frames. The lower rate environment, versus a year earlier, has limited investment opportunities and loans indexed to prime or libor have declined in yield since September 2008. This has resulted in a decline of 86 basis points in earning asset yield versus third quarter 2008. The use of interest rate swaps, loan rate floors and a continually declining cost of funds enabled us to hold our net interest margin at 3.63% during third quarter 2009, which represents a 6 basis point increase from the 3.57% net interest margin generated during second quarter 2009. The generally low rate environment has made it difficult to increase earning asset yields, which stood at 5.17% for the quarter, versus 5.29% for second quarter 2009, but our balance sheet is poised to prosper in a rising rate environment. We have used $33 million of TAF borrowings at 25 basis points to help average down our cost of funds.

Noninterest Income

Total noninterest income increased $672,000, or 17.9%, from $3,745,000 to $4,417,000. Net security gains during the third quarter 2009 were $338,000 compared to the $75,000 of net losses taken in the third quarter of 2008. Revenue produced by our secondary mortgage market program grew $306,000, to $581,000 for the quarter, as refinancing activity has been brisk. The aforementioned increases offset declines of $85,000 in overdraft protection fees and $28,000 in brokerage fees.

Noninterest Expense

Other expenses rose from $7,316,000 during the third quarter of 2008 to $8,039,000 during the same period of 2009, an increase of $723,000, or 9.9%. Salary expense increased by $290,000, or 10.4%, over the prior year. Benefit expense decreased by $92,000 due primarily to excellent results from the self insured segment of our health care costs. The Bank participates in a healthcare consortium and has had adequate experience to enable lowered costs.

Occupancy and equipment expense rose $150,000. Depreciation expense contributed $47,000 of the increase along with an increase of $44,000 in equipment maintenance and repairs. This increase results primarily from bringing a branch on line in late 2008.

Other expenses rose $307,000 with a $158,000 increase in FDIC insurance expense leading the way. Mortgage servicing expense increased by $64,000 due to the increased loan demand for secondary market mortgage loans. Other than the FDIC insurance assessment, increases were brought about by continued company growth.

Nine months ended September 30, 2009 compared to Nine months ended September 30, 2008

Net interest income for the first nine months of 2009 was $26,313,000 representing a growth of $1,825,000, or 7.5% over the $24,488,000 realized during the same period last year. On a fully taxable equivalent basis (FTE), net interest income for the first nine months of 2009 and 2008 was $27,252,000 and $25,196,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Nine Months Ended
	September 2009			September 2008
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$21,891	$39	0.24%	$10,860	$207	2.55%
Investment securities	149,695	4,356	3.89%	92,944	3,326	4.80%
Total loans	839,201	35,798	5.62%	739,904	36,345	6.48%

Total interest-earning assets	1,010,787	40,193	5.25%	843,708	39,878	6.25%

Interest Bearing Liabilities:
Interest bearing demand deposits	$297,407	$2,466	1.11%	$245,081	$2,972	1.62%
Savings deposits	60,742	159	0.35%	62,404	520	1.11%
Time deposits	353,385	7,054	2.67%	271,256	7,144	3.52%
Short term borrowings	76,551	309	0.53%	63,825	1,029	2.12%
Long term borrowings	108,742	2,956	3.58%	89,454	3,017	4.43%

Total interest bearing liabilities	896,827	12,944	1.93%	732,020	14,682	2.68%

Overall cost of funds			1.72%			2.33%

Net interest income / net interest spread		$27,249	3.32%		$25,196	3.57%

Net interest margin			3.53%			3.92%

Net Interest Income

FTE net interest income totaled $27,249,000 during the first nine months of 2009 versus $25,196,000 during the first nine months of 2008, an increase of $2,053,000.

The increase was generated entirely by volume as our net interest margin declined from 3.92% to 3.53% for the same reasons detailed in the quarterly comparative section. The net interest margin has slowly strengthened as we have moved through 2009, but had depressed sharply during the fourth quarter of 2008 where there were repeated decreases in the federal funds target rate and the prime lending rate. The declines in prime pushed our earning asset yield down but the use of prime for fixed interest rate swaps, prime indexed advances, floors on floating rate loans and a gradual decline in cost of funds has enabled us to widen our net interest margin as we have advanced through 2009.

Noninterest Income

Other income increased $1,236,000 from $11,500,000 during the first nine months of 2008 to $12,736,000 during the first nine months of 2009. A large component of the increase was from $796,000 in securities gains as we moved to protect some gains as rates slowly moved up. We also saw revenue produced by our secondary mortgage market program increase by $867,000, as refinancing opportunities continued to present themselves. In addition, debit card revenue grew $170,000.

The aforementioned increases helped to offset declines in loan fees and overdraft protection fees that were somewhat attributable to the slowing economy.

Noninterest Expense

Other expenses rose from $20,901,000 during the first nine months of 2008 to $24,060,000 during the same period of 2009, an increase of $3,159,000, or 15.1%. The largest single component is FDIC insurance expense which is up $811,000 or 420% versus the prior year, including the special assessment on June 30, 2009. Salary expense increased by $751,000, or 9.2%, versus the prior year. Benefit expenses rose $158,000. These increases are reasonable given the growth of the Company. Occupancy and equipment expenses rose $511,000, or 16.5%, versus the prior year as an operations center and a significant branch were brought online during 2008.

The overhead efficiency ratio for Orrstown Financial Services, Inc, is 60.7% for the first nine months of 2009. This compares to peer averages of approximately 67% for publicly traded banks of peer size ($1-5 billion), 70% for Mid Atlantic banks and 73% for all banks, per SNL Financial.

INCOME TAX EXPENSE

Income tax expense decreased $190,000, or 13.4%, during the third quarter of 2009 versus the third quarter of 2008. For the first nine months of 2009 the income tax expense decreased $1,035,000, or 23.5% over the same period 2008. The marginal federal income tax bracket is 35% for 2009 and 38% for 2008, but the use of tax free investments and an increase in low income housing credit investments and the completion of a historic tax credit project has helped lower the effective income tax rate.

Effective income tax rates were as follows:

	Three Months Ended		Nine Months Ended
	September 2009	September 2008	September 2009	September 2008
Effective income tax rate	24.0%	30.9%	24.5%	30.5%

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. The unallocated portion of the reserve ensures that any additional unforeseen losses that are not otherwise identifiable will be able to be absorbed. It is intended to provide for imprecise estimates in assessing projected losses, uncertainties in economic conditions and allocating pool reserves. Management deems the total of the allocated and unallocated portions of the allowance for loan losses to be adequate to absorb any losses at this time.

The provision for loan losses amounted to $750,000 and $257,000 for the third quarter of 2009 and 2008, respectively. The reserve to loan ratio for the Company was 0.92% at September 30, 2009 compared to 0.84% on September 30, 2008. These provisions compared to net charge-offs of $200,000 during the third quarter 2009 and $98,000 during the same period last year.

For the first nine months of 2009 the provision for loan losses was $1,265,000 compared to $672,000 taken in the first nine months of 2008. The year to date net charge-offs for 2009 were $442,000 compared to $225,000 of net charge-offs for the same period 2008. The increased provision during 2009 is due primarily to general economic conditions, including a perceived slowing in certain industries. The provision also increased due to the increase in nonperforming assets from $5,565,000 in third quarter 2008 to $13,816,000 in second quarter 2009. Overall loan quality, however, remains strong.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	September 2009	September 2008	September 2009	September 2008

Balance at beginning of period	$7,413	$6,429	$7,140	$6,141
Provision for loan losses	750	257	1,265	672
Recoveries	3	7	15	33
Loan charge-offs	(203)	(105)	(457)	(258)

Balance at end of period	$7,963	$6,588	$7,963	$6,588

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at September 30, are as follows:

(Dollars in Thousands)	2009	2008
Loans on nonaccrual (cash) basis	$4,710	$127
Loans whose terms have been renegotiated	0	0
OREO	920	649

Total nonperforming loans and OREO	5,630	776

Loans past due 90 or more days and still accruing	8,186	4,789

Total nonperforming and other risk assets	$13,816	$5,565

Ratio of total risk assets to total loans and OREO	1.59%	0.71%
Ratio of total risk assets to total assets	1.19%	0.55%

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

At September 30, 2009, the total recorded investment in impaired loans was $9,365,000, of which $4,078,000 had allowances, and $5,287,000 did not have allowances, determined in accordance with generally accepted accounting principles. The allowance for loan losses on these impaired loans amounted to $1,682,000 at September 30, 2009. At June 30, 2009, the total recorded investment in impaired loans was $9,192,000, of which $3,136,000 had allowances, and $6,056,000 did not have allowances, determined in accordance with generally accepted accounting principles. The allowance for loan losses on these impaired loans amounted to $1,550,000 at June 30, 2009. Despite the increase in impaired loans between June 30, 2009, and September 30, 2009, we remain adequately reserved with $719,000 or 9.0% of the loan loss reserve unallocated at September 30, 2009.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at September 30, 2009 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum

Leverage Ratio	7.80%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	10.18%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	11.12%	8%	10%

All growth experienced during 2009 has been supported by capital growth in the form of retained earnings. Equity represented 9.5% of assets at September 30, 2009 and 9.8% at December 31, 2008.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments, and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity. Recognizing the need for varied funding sources, we have established modest relationships using other nontraditional sources, as provided for in our contingency funding plan. We have tested those facilities and are comfortable with our relationships. Liquidity was primarily provided by operating activities and the sale and maturities of available for sale securities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly negative at $53.7 million at September 30, 2009 and the RSA/ RSL cumulative ratio was 0.90%, which was approximately the same as the 0.89% reported at December 31, 2008. The cumulative RSA/RSL at September 30, 2009 is 0.97% at three months. The Company enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on such evaluation, such officers have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2009.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended September 30, 2009:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)

7/1/09 through 7/31/09	—	—		57,993
8/1/09 through 8/31/09	—	—		57,993
9/1/09 through 9/30/09	0	0	N/A	57,993

Total	0	0

On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of September 30, 2009, 92,007 shares have been purchased under the program.

The Company did not sell any unregistered securities. During the third quarter, the Company reissued 14,191 shares of treasury stock for general corporate purposes, including funding of the dividend reinvestment plan and stock option plans. 17,233 treasury shares have been reissued in total during 2009.

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
(Principal Financial Officer)

Date: November 6, 2009

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