Form 10-K
period 2009-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2010-03-15
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34292

ORRSTOWN FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2530374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania	17257
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 532-6114

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on which Registered
Common Stock, No Par Value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐    No  ☒

Aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2009 was $230,916,377.

Number of shares outstanding of the registrant’s common stock as of March 11, 2010: 6,454,217.

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

The Corporation files periodic reports with the Securities and Exchange Commission (SEC) in the form of quarterly reports on Form 10-Q, annual reports on Form 10-K, annual proxy statements and current reports on Form 8-K for any significant events that may arise during the year. Copies of these reports, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, may be obtained free of charge through the SEC’s internet site at www.sec.gov or by accessing the Corporation’s website at www.orrstown.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Information on our website shall not be considered a part of this Form 10-K.

History and Acquisitions

Orrstown Bank was originally organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown Bank, issuing 131,455 shares of Orrstown Financial Services, Inc.’s common stock to the former Orrstown Bank shareholders.

From its inception in January 2000 to December 31, 2005, Pennbanks Insurance Company Cell P1 (Pennbanks) was a wholly-owned subsidiary of the Corporation. As of January 1, 2006, the Corporation divested the Pennbanks Insurance Company Cell P1 insurance book of business. The liabilities associated with the insurance business were assumed by American General under a contractual arrangement. Pennbanks was a reinsurer of credit, life, and disability insurance.

On May 1, 2006, the Corporation completed its acquisition of The First National Bank of Newport (First National), a national banking institution with $120 million in assets at the time of the acquisition. The final consideration paid in the transaction to stockholders of First National consisted of approximately 699,949 shares of the Corporation’s common stock and $8.9 million in cash. The transaction was valued at approximately $34 million in the aggregate. As a result of this transaction, the Corporation added four branches located in Perry County, Pennsylvania, $120 million in assets, $72 million in loans and $106 million in deposits to its franchise. First National remained a separate subsidiary banking institution of the Corporation until June 15, 2007 when First National merged with and into Orrstown Bank with Orrstown Bank as the surviving institution.

Business

Orrstown Financial Services, Inc.’s primary activity consists of owning and supervising its subsidiary, Orrstown Bank (the Bank). The day-to-day management of the Bank is conducted by the subsidiary’s officers. Orrstown Financial Services, Inc. derives a majority of its current income through dividends from Orrstown Bank. As of December 31, 2009, the Corporation had total assets of approximately $1.196 billion, total shareholders’ equity of approximately $111 million and total deposits of approximately $915 million.

Orrstown Financial Services, Inc. has no employees. Its five officers are employees of its subsidiary bank. On December 31, 2009, Orrstown Bank had 249 full-time and 44 part-time employees.

The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants commercial, residential, consumer and agribusiness customers in its market area of Franklin, Perry and Cumberland Counties of Pennsylvania and Washington County, Maryland. The concentrations of credit by type of loan are set forth on the face of the balance sheet filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data”. The Bank maintains a diversified loan portfolio and evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer and collateral standards established in the Bank’s lending policies and procedures.

Lending

All secured loans are supported with appraisals or evaluations of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided they meet acceptable standards for liquidity and marketability. Loans secured by equipment and/or other non real estate collateral normally do not exceed 70% of appraised value or cost, whichever is lower. Loans secured by residential real estate generally do not exceed 80% of the appraised value of the property. Loan to collateral values are monitored as part of the loan review process, and appraisals are updated as deemed appropriate under the circumstances.

Commercial Lending

A majority of the Company’s loan assets are loans for business purpose. Approximately 74% of the loan portfolio is comprised of commercial loans. The Bank makes commercial real estate, equipment, working capital and other commercial purpose loans as required by the broad range of borrowers across the Bank’s various markets. The average size loan in the Bank’s commercial loan portfolio is approximately $240,000.00.

The Bank’s loan policy dictates the underwriting requirements for the various types of loans the Bank would extend to borrowers. The policy covers such requirements as debt coverage ratios, advance rate against different forms of collateral LTV and maximum term.

Approximately 45% of the Bank’s commercial portfolio is owner occupied or non owner occupied commercial real estate loans including multi family. The typical loan in this type is secured by a commercial property with a maximum LTV of 75% of the appraised value of the property. The maximum term and amortization typically does not exceed 20 years. Interest rates charged on these loans are primarily fixed for a period of 3 to 7 years and then adjust to an index and spread after the fixed rate period. The average size of a loan in this type is approximately $361,000.

Approximately 38% of the Bank’s commercial portfolio are loans for general commercial purpose and include permanent working capital, short term working capital, machinery and equipment financing. These types of loans can either be in the form of lines of credit or term loans. These loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a majority of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. The personal guarantee of the business owner is also be taken. In the case of term loans, the average term of a loan would be primarily driven by the use of the loan proceeds and the useful life of the collateral. Interest rates charged are either fixed or variable. If the interest rate is or will become variable at any point in the loans life, an interest rate floor is placed on the loan. The average size of a loan in this type is approximately $152,000.

The percentage allocations shown above split the loan portfolio based upon loan purpose as opposed to allocations based upon collateralization that appear in Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 7 under the header Loan Portfolio and in the Financial Statements and Supplementary Data, Item 8 on the December 31, 2009 Consolidated Balance Sheets.

Consumer Lending

The Bank provides home equity loans, home equity lines of credit and other consumer loans through its branch network. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a LTV of no greater than 80% of the value of the real estate being taken as collateral. Underwriting standards typically require a borrower have a debt to income ratio of 38% or less.

Residential Lending

The Bank provides residential mortgages throughout its various markets through a network of mortgage loan officers. A majority of the residential mortgages originated are sold to secondary market investors, primarily Fannie Mae and the Federal Home Loan Bank of Pittsburgh. All mortgage, regardless of being sold or held in the Bank’s portfolio, are underwritten to secondary market industry standards for prime mortgages. The Bank requires a LTV of no greater than 80% of the value of the real estate being taken as collateral, without the borrower obtaining mortgage insurance.

Loan Review

Administration and supervision over the lending process is provided by the Bank’s Credit Administration Committee which is comprised of outside directors. Executive officers and loan department personnel regularly meet with and report to the Credit Administration Committee. The loan review process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Loan Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals. Orrstown Bank employs a Loan Review Officer, who is independent from the loan origination function and reports directly to the Credit Administration Committee. The Loan Review Officer continually monitors and evaluates loan customers utilizing risk-rating criteria established in the Loan Policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans. The Loan Review Officer reports the results of the loan reviews at least quarterly to the Credit Administration Committee for approval and provides the basis for evaluating the adequacy of the allowance for loan losses.

We are currently implementing a centralized consumer underwriting solution, which will enable us to process loans more efficiently, providing our customers with faster turnaround times. As a result, we have already increased our mortgage origination sales force and plan to add additional talent throughout the year. Our team is supported by a state of the art system that enables them to take applications at the customer’s home or business via laptop. Additionally, we have added several new mortgage products including Federal Home Administration (FHA), Veterans Administration (VA) and USDA Guaranteed Rural Housing programs. Late in 2010 customers will have the ability to apply for both consumer loans and mortgages electronically. Consumer loan pre-approvals will be instant, and most loan decisions will be made within 24 hours. After approval, the entire process will be simplified and expedited, enabling Orrstown Bank to handle a much larger volume of lending without significant increases in support staff.

A new website is also slated for 2010 that will provide the platform for the new consumer loan and mortgage products and other enhancements to improve the customer experience. A customer relationship management (CRM) system will also be implemented which will enable our sales staff to more effectively meet all our customers’ needs. The new system will provide real time sales management tools and metrics to support the growth of all our lines of business.

Orrstown Financial Advisors (OFA)

Through its trust department, Orrstown Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law. OFA offers retail brokerage services through a third party broker/dealer arrangement with Financial Network Investment Corporation (FNIC).

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions—well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized—and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2009, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

Dividend Restrictions

The Corporation’s funding for cash distributions to its shareholders is derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds is dividends received from its subsidiary, Orrstown Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. The Federal Reserve Board in 2009 notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial conditions; or the bank holding company will not meet, or is in danger of meeting, its minimum regulatory capital adequacy ratios. Additional information concerning the Corporation and its banking subsidiary with respect to dividends is incorporated by reference from Note 15, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Adequacy and Regulatory Matters” section of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

Deposit or Preference Statute

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

FDIC Insurance and Assessments

Deposit accounts in the Company’s subsidiary bank are insured by the Federal Deposit Insurance Corporation. The Bank’s deposits, therefore, are subject to FDIC deposit insurance. Deposits were generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Emergency Economic Stabilization Act of 2008 increased the maximum deposit insurance amount on certain deposit accounts from $100,000 to $250,000 until December 31, 2013.

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

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which became effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

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

On November 26, 2008, the FDIC issued the Temporary Liquidity Guarantee Program (TLG Program), effective October 14, 2008 for institutions opting into the program. The TLG Program consists of two components, Transaction Account Guarantee Program (TAG Program) and the Debt Guarantee Program (DGP). Orrstown Bank opted into the TAG Program. Under this program, through December 31, 2009, all noninterest-bearing transaction accounts and Now accounts, as defined by the final rule, are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAG Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Orrstown Bank and the Corporation opted out of the Debt Guarantee Program.

In 2009, the FDIC assessment for Orrstown Bank was $1,278,000, up from $296,000 during 2008. In addition, on November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository institutions requiring that the organizations prepay estimated quarterly assessments for the fourth quarter of 2009 and for each quarter for 2010, 2011 and 2012 due to a negative balance in the Deposit Insurance Fund. $4,489,000 of future FDIC premiums were prepaid by Orrstown Bank at December 31, 2009. The actual assessments becoming due from Orrstown Bank on the last day of each such calendar quarter will be applied against the prepaid amount until the prepayment amount is exhausted. If the prepayment amount is not exhausted before June 30, 2012, any remaining balance will be returned to the Bank. The prepayment amount does not bear interest.

Government Actions and Legislation

The Emergency Economic Stabilization Act of 2008 (the “EES Act”), effective October 2008, allocated up to $700 billion towards purchasing and insuring assets held by financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to authority granted under the EES Act, the U.S. Treasury announced the Capital Purchase Program whereby the U.S. Treasury agreed to purchase senior preferred shares from qualifying U.S. financial institutions. Each participating institution may sell to the U.S. Treasury an amount of senior preferred shares ranging from 1.0 percent to 3.0 percent of its September 30, 2008 risk-weighted assets. The preferred shares are generally nonvoting and pay an initial dividend rate of 5.0 percent per year for the first five years, increasing to 9.0 percent per year after year five. As part of the consideration for the shares, the U.S. Treasury requires the receipt of Warrants to acquire common stock from the participating institution having an aggregate market price equal to 15.0 percent of the amount of capital invested by the U.S. Treasury in the senior preferred shares, at an exercise price equal to the average trailing 20-trading day market price of the institution’s common stock at the time of issuance. Participating institutions must agree to certain limitations on executive compensation, repurchases of junior preferred or common stock and increases in common stock dividend payments. The Corporation, after considerate analysis, chose not to participate in the Capital Purchase Program.

The government has also implemented the Homeowner Affordability and Stability Plan (“HASP”), a $75 billion federal program intended to support recovery in the housing market and ensure that eligible homeowners are able to continue to fulfill their mortgage obligations. HASP includes the following initiatives: (i) a refinance option for homeowners that are current in their mortgage payments and whose mortgages are owned by Fannie Mae or Freddie Mac; (ii) a homeowner stability initiative to prevent foreclosures and help eligible borrowers stay in their homes by offering loan modifications that reduce mortgage payments to more sustainable levels; and (iii) an increase in U.S. Treasury funding to Fannie Mae and Freddie Mac to allow them to lower mortgage rates. HASP also offers monetary incentives to mortgage holders for certain modifications of at-risk loans and would establish an insurance fund designed to reduce foreclosures.

Regulation of the financial services industry could undergo substantial changes in the near future. Legislation has been passed in the U.S. House of Representatives (“the House Bill”), and the U.S. Senate is expected to consider its version of the financial reform legislation (“the Senate Bill”) shortly. Such legislation would further increase regulation and oversight of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. For example, under the House Bill, a Consumer Financial Protection Agency would be established to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those that process financial services products or services. Although it is unclear at this time whether the Senate Bill would provide such an agency, it is expected that the Senate Bill would include some consumer protection measures. Federal and state regulatory agencies also consistently propose and adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof, although enactment of the proposed legislation could affect how Orrstown Financial Services, Inc. and Orrstown Bank operate and could significantly increase costs, impede the efficiency of internal business processes, or limit our ability to pursue business opportunities in an efficient manner, any of which could materially and adversely affect our business, financial condition and results of operation.

Future Legislation

Changes to the laws and regulations in the states where the Corporation and the Bank do business can affect the operating environment of both the bank holding company and its subsidiaries in substantial and unpredictable ways. The Corporation cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation. This is also true of federal legislation particularly given the current volatile environment.

NASDAQ Capital Market

The Corporation’s common stock is listed on The NASDAQ Capital Market under the trading symbol “ORRF” and is subject to NASDAQ’s rules for listed companies.

Forward Looking Statements

Additional information concerning the Corporation and its banking subsidiaries with respect to forward looking statements is incorporated by reference from the “Important Factors Relating to Forward Looking Statements” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7.

Competition

The Bank’s principal market area consists of Franklin County, Perry County and Cumberland County, Pennsylvania, with a presence in Washington County, Maryland. It services a substantial number of depositors in this market area, with the greatest concentration within a radius of Chambersburg, Shippensburg, and Carlisle, Pennsylvania. As of June 30, 2009, the latest date for which information is available, our market share of deposits represented 14.08%, 17.40% and 9.48% of deposits in Franklin, Perry and Cumberland Counties, Pennsylvania, respectively, and 1.21% of deposits in Washington County, Maryland.

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

ITEM 1A—RISK FACTORS

Our financial conditions and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following:

Unfavorable economic and market conditions due to the current global financial crisis may materially and adversely affect us.

Economic and market conditions in the United States and around the world have deteriorated significantly and may remain depressed for the foreseeable future. Conditions such as slowing or negative growth and the sub-prime debt devaluation crisis have resulted in a low level of liquidity in many financial markets and extreme volatility in credit, equity and fixed income markets. These economic developments could have various effects on us, including insolvency of major customers and a negative impact on the investment income we are able to earn on our investment portfolio.

Since lending money is an essential part of our business, due to the current economic conditions, customers may be unable or unwilling to borrow money or repay funds already borrowed. The risk of non-payment is affected by credit risks of a particular customer, changes in economic conditions, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in credit markets and liquidity issues for financial institutions. Some financial institutions around the world have failed; others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (3) limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.

We operate in a highly regulated environment and may be adversely affected by changes in laws or regulations.

We are subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control. There are currently several legislative proposals pending in Congress and proposed rule makings by the federal banking regulators which, if adopted as proposed, will impact the banking industry. On June 17, 2009, the U.S. Department of the Treasury released a financial regulatory reform plan that would, if enacted, represent the most sweeping reform of financial regulation and financial services in decades. These programs and proposals subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. If enacted, the Treasury Department’s financial reform plan would substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect us.

There is no precise method of predicting loan losses. We can give no assurance that our allowance for loan losses is or will be sufficient to absorb actual loan losses. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed our allowance for loan losses, we will need to record additional provisions to increase our allowance for loan losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan losses. Generally, increases in our allowance for loan losses will result in a decrease in net income and stockholders’ equity, and may have a material adverse effect on our financial condition, results of operations and cash flows.

Our allowance for loan losses was 1.26% of total loans and 259% of non-performing loans at December 31, 2009, compared to 0.87% of total loans and 2,094% of non-performing loans at December 31, 2008. Material additions to our allowance could materially decrease our net income. In addition, at December 31, 2009, we had 50 loan relationships, aggregating $307.5 million that were performing according to their original terms with outstanding balances that exceeded $3.0 million. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provisions for loan losses, which would negatively impact our results of operations.

Changes in interest rates could adversely impact our financial condition and results of operations.

Our operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest-bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System, or the Federal Reserve. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, and liquidity could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on our loans, securities and other investments fall more quickly than those on our deposits, borrowings and other liabilities. Our operations are subject to risks and uncertainties surrounding our exposure to change in interest rate environment.

Additionally, based on our analysis of the interest rate sensitivity of our assets, an increase in the general level of interest rates will negatively affect the market value of our investment portfolio because of the relatively long duration of the securities included in our investment portfolio.

Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.

Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

During 2008 and 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund.

In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

To further support the rebuilding of the deposit insurance fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of September 30, 2009. For Orrstown Bank, this represented an aggregate charge of approximately $515,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $4.4 million. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. Our expenses for the year ended December 31 2009 have been significantly and adversely affected by these increased premiums and the special assessment. These increases and assessment and any future increases in insurance premiums or additional special assessments may materially adversely affect our results of operations.

We are a holding company dependent for liquidity on payments from Orrstown Bank, our sole our subsidiary, which are subject to restrictions.

We are a holding company and depend on dividends, distributions and other payments from Orrstown Bank, our only subsidiary to fund dividend payments and to fund all payments on obligations. Orrstown Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Restrictions or regulatory action of that kind could impede access to funds that we need to make payments on our obligations, dividend payments or stock repurchases. In addition, our right to participate in a distribution of assets upon our subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Because our business is concentrated in South Central Pennsylvania and Washington County, Maryland, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.

Our operations and the properties securing our loans are primarily in South Central Pennsylvania (principally Franklin, Perry and Cumberland Counties) and in Washington County, Maryland. As of December 31, 2009, managements estimates that more than 81% of deposits and 87% of loans came from its market area. Our operating results depend largely on economic and real estate valuations in these and surrounding areas. A further deterioration in the economic conditions in these market areas could materially adversely affect our operations and increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services and decrease the value of collateral securing loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.

Our commercial real estate lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy involves making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2009, our loans secured by commercial real estate totaled approximately $306 million, which represented 35% of total loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio.

Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations. At December 31, 2009, we had loans of approximately $117 million, or 13% of total loans, outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations. Also, changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments and the fair value of certain financial instruments (securities, derivatives, and privately held investments). While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and liquidity.

We have substantial competition in originating loans, both commercial and consumer, in our market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Some of our competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Some of our competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, stronger asset quality and performance, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could materially adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $595.0 million, or 98.9%, from $601.5 million at December 31, 2005, to $1.20 billion at December 31, 2009, primarily due to our acquisition of First National in 2006 and organic growth through increases in residential mortgage loans and commercial real estate loans funded by growth in deposits. Over the long term, we expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. However, achieving our growth targets requires us to successfully execute our business strategies, which include continuing to grow our loan portfolio thereby recognizing the value of our investments in personnel in that area. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet our stringent underwriting standards. In addition, we may consider the acquisition of other financial institutions and branches within or outside of our market area, the success of which will depend on a number of factors, including our ability to integrate the acquired branches into the current operations of the Corporation, our ability to limit the outflow of deposits held by customers of the acquired institution or branch locations, our ability to control the incremental increase in non-interest expense arising from any acquisition and our ability to retain and integrate the appropriate personnel of the acquired institution or branches. While we believe we have the resources and internal systems in place to successfully achieve and manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our banking subsidiaries to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2009, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least

10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels. For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms and time frames acceptable to us or to raise additional capital at all. If we cannot raise additional capital in sufficient amounts when needed, our ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition and results of operating. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets. If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of our common stock. Furthermore, a capital raise through issuance of additional shares may have an adverse impact on our stock price.

We may be adversely affected by technological advances.

Technological advances impact our business. The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its customers.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.

A substantial decline in the value of our Federal Home Loan Bank of Pittsburgh common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was approximately $6.8 million as of December 31, 2009.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice is provided. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

An interruption or breach in security with respect to our information system, or our outsourced service providers, could adversely impact our reputation and have an adverse impact on our financial condition or results of operations.

We rely on software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. Despite numerous safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. We rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. Any of these results could have a material adverse effect on our financial condition, results of operations or liquidity.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Securities Exchange Act of 1934. As a result, current and potential shareholders may lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2009, we cannot guarantee that we will not have any “material weaknesses” reported in our management’s report on internal control or by our independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

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

ITEM 4—REMOVED AND RESERVED

None

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The NASDAQ Capital Market under the symbol “ORRF” as of April 28, 2009, and continues to be listed there as of the date hereof. Before such listing, our common stock was quoted on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. Unlike The NASDAQ Capital Market, the OTCBB does not impose listing standards and does not provide automated trade executions. Historical trading in the Company’s stock has not been extensive and such trades cannot be characterized as constituting an active trading market. At the close of business on March 8, 2010, there were approximately 3,108 shareholders of record.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices or closing bid prices for our common stock for the two most recent fiscal years. The quotations for the periods in which our common stock traded on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Trading prices are based on published financial sources.

	2009			2008
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
Dividend(1)	High	Low		High	Low
First quarter	$29.25	$23.50	$0.22	$31.50	$29.50	$0.21
Second quarter	40.00	22.00	0.22	33.96	29.10	0.22
Third quarter	39.00	34.26	0.22	31.75	29.00	0.22
Fourth quarter	39.39	27.77	0.22	30.25	27.00	0.22

			$0.88			$0.87

The Corporation expects to continue its policy of paying regular cash dividends declared from time to time by the Board of Directors, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. See Note 15 in the “Notes to Consolidated Financial Statements” included in Item 8 for the year ended December 31, 2009 for restrictions on the payment of dividends.

Issuer Purchases of Equity Securities

The table below summarizes the Corporation’s repurchase of common equity securities during the quarter ended December 31, 2009. The maximum number of shares that may yet be purchased under the plan is 52,110 shares at December 31, 2009.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs(1)
10/1/09 through 10/31/09	5,883	$12.08	N/A	52,110
11/1/09 through 11/30/09	—	—	N/A	52,110
12/1/09 through 12/31/09	—	—	N/A	52,110

Total	—	—

(1)

On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of December 31, 2009, 97,890 shares have been purchased under the program.

PERFORMANCE GRAPH

The following graph shows a five-year comparison of the cumulative total return on the Corporation’s common stock as compared to other indexes: the SNL index of banks with assets between $1 billion and $5 billion, the S&P 500 Index, and the NASDAQ Composite index. Shareholder returns on the Corporation’s common stock are based upon trades reported by the OTCBB for periods through April 27, 2009, and on the NASDAQ Stock Market after that date. The Corporation is not aware of all prices at which shares traded during periods in which quotes for the Corporation’s common stock were reported on the OTCBB. The shareholder returns shown in the graph are not necessarily indicative of future performance.

Orrstown Financial Services, Inc.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Orrstown Financial Services, Inc.	100.00	81.99	88.74	78.40	72.62	96.61
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31

In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Securities Exchange Act of 1934 or the Securities Act of 1933. The Performance Graph and its accompanying table is not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

Recent Sales of Unregistered Securities

The Corporation has not sold any securities within the past three years which were not registered under the Securities Act of 1933.

ITEM 6—SELECTED FINANCIAL DATA

Selected Financial Data at or for the	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006**	2005
Summary of Operations
Interest income	$53,070	$52,313	$53,106	$44,788	$32,415
Interest expense	16,500	19,408	22,986	17,371	9,537

Net interest income	36,570	32,905	30,120	27,417	22,878
Provision for loan losses	4,865	1,450	750	390	144

Net interest income after provision for loan losses	31,705	31,455	29,370	27,027	22,734
Securities gains (losses)	1,661	(27)	58	41	(60)
Other operating income	16,233	15,444	13,248	11,042	9,119
Other operating expenses	32,176	28,287	24,921	21,628	17,397

Income before income taxes	17,423	18,585	17,755	16,482	14,396
Applicable income tax	4,050	5,482	5,197	4,850	4,409

Net income	$13,373	$13,103	$12,558	$11,632	$9,987

Per Common Share Data*
Income before taxes	$2.72	$2.89	$2.76	$2.66	$2.54
Applicable income taxes	0.63	0.85	0.81	0.78	0.78

Net income	2.09	2.04	1.95	1.87	1.76

Diluted net income	1.98	1.94	1.86	1.79	1.69
Cash dividend paid	0.88	0.87	0.82	0.743	0.556
Book value at December 31	17.21	16.18	14.97	13.88	10.03
Tangible book value at December 31	13.96	12.87	11.64	10.53	9.69
Average shares outstanding—basic	6,406,106	6,421,022	6,428,853	6,201,978	5,677,927
Average shares outstanding—diluted	6,740,492	6,750,128	6,735,174	6,475,721	5,917,933

Stock Price Statistics*
Close	$34.88	$27.00	$30.00	$34.81	$32.86
High	40.00	33.96	36.19	37.14	45.35
Low	22.00	27.00	28.00	30.29	32.81
Price earnings ratio at close (x)	16.7	13.2	15.4	18.6	18.7
Diluted price earnings ratio at close (x)	17.6	13.9	16.1	19.4	19.5
Price to book at close (x)	2.0	1.7	2.0	2.5	3.3
Price to tangible book at close (x)	2.5	2.1	2.6	3.3	3.4

Year-End Balance Sheet Data
Total assets	$1,196,432	$1,051,783	$884,979	$809,031	$601,460
Total loans	881,074	820,468	701,964	618,827	460,386
Total investment securities	204,309	128,353	96,355	91,393	71,677
Deposits—noninterest bearing	90,676	84,261	91,365	85,420	68,697
Deposits—interest bearing	824,494	673,107	554,991	553,299	394,125

Total deposits	915,170	757,368	646,356	638,719	462,822

Repurchase agreements	64,614	63,407	55,580	40,953	36,138
Liabilities for borrowed money	64,858	118,887	78,453	33,190	40,306
Total shareholders’ equity	110,886	103,347	96,124	89,388	57,310
Trust assets under management—market value	414,000	354,000	415,000	404,000	368,000

Selected Financial Data at or for the	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006**	2005
Performance Statistics
Average equity / average assets	9.55%	10.45%	10.98%	10.66%	9.67%
Return on average equity	12.48%	13.20%	13.64%	15.10%	18.69%
Return on average tangible equity	15.73%	17.02%	18.02%	18.98%	19.28%
Return on average assets	1.19%	1.38%	1.50%	1.61%	1.81%
Return on average tangible assets	1.23%	1.43%	1.56%	1.66%	1.81%

*	Per share amounts have been restated to reflect: a 5% stock dividend paid June 15, 2007 and a 5% stock dividend paid June 29, 2005.
**	The First National Bank of Newport was acquired on May 1, 2006. Results above reflect First National’s operations after May 1, 2006.

Supplemental Reporting of Non-GAAP-Based Financial Measures

Return on average tangible assets and return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP-based amounts. The most directly comparable measure is return on average assets and return on average equity, which are calculated using GAAP-based amounts. The Company calculates the return on average tangible assets and equity by excluding the balance of intangible assets and their related amortization expense from the calculation of return on average assets and equity. Management uses the return on average tangible assets and equity to assess the Company’s core operating results and believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average assets and equity to the return on average tangible assets and equity, respectively, is set forth below.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Return on average assets (GAAP basis)	1.19%	1.38%	1.50%	1.61%	1.81%
Effect of excluding average intangible assets and related amortization	0.04%	0.05%	0.06%	0.05%	0.00%
Return on average tangible assets	1.23%	1.43%	1.56%	1.66%	1.81%

Return on average equity (GAAP basis)	12.48%	13.20%	13.64%	15.10%	18.69%
Effect of excluding average intangible assets and related amortization	3.25%	3.82%	4.38%	3.88%	0.59%
Return on average tangible equity	15.73%	17.02%	18.02%	18.98%	19.28%

Tangible book value is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. See reconciliation of book value per share to tangible book value per share below.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Common shareholder’s equity	$110,886	$103,347	$96,124	$89,388	$57,310
Less: intangible assets	$20,938	$21,186	$21,368	$21,567	$1,935
Tangible common equity	$89,948	$82,161	$74,756	$67,821	$55,375

Book value per share	$17.21	$16.18	$14.97	$13.88	$10.03
Less: intangible assets per share	$3.25	$3.31	$3.33	$3.35	$0.34

Tangible book value per share	$13.96	$12.87	$11.64	$10.53	$9.69

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following is a discussion of our consolidated financial condition and results of operations for each of the three years ended December 31, 2009, 2008 and 2007. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in this report to assist in the evaluation of Orrstown Financial Services, Inc.’s 2009 performance. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Annual Report, see “Important Factors Relating to Forward Looking Statements”.

Corporate Profile and Significant Developments

Orrstown Financial Services, Inc. is a financial holding company headquartered in Shippensburg, Pennsylvania with consolidated assets of $1.196 billion at December 31, 2009. The consolidated financial information presented herein reflects the Corporation and its wholly-owned commercial bank subsidiary, Orrstown Bank.

Orrstown Bank, with total assets of $1.051 billion at December 31, 2009, is a Pennsylvania chartered commercial bank with 21 offices. Nineteen of those offices are located in Pennsylvania and two in Maryland. On May 21, 2006 the Corporation acquired The First National Bank of Newport, located in Perry County, Pennsylvania. On June 15, 2007 The First National Bank of Newport was merged into Orrstown Bank. Orrstown Bank’s deposit services include a variety of checking, savings, time and money market deposits along with related debit card and merchant services. Lending services include commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Orrstown Financial Advisors, a division of Orrstown Bank, offers a diverse line of financial services to our customers, including, but not limited to, brokerage, mutual funds, trusts, estate planning, investments and insurance products. At December 31, 2009, approximately $414 million of assets under management were serviced by the Financial Advisors.

At the May 2008 annual shareholders’ meeting President and Chief Executive Officer, Kenneth R. Shoemaker announced his retirement effective after the May 5, 2009 annual shareholder’s meeting. On February 13, 2009 it was announced that Thomas R. Quinn, Jr. had been selected to succeed Mr. Shoemaker effective May 5, 2009.

On October 29, 2007, Orrstown Bank purchased a facility to utilize as its Operations Center located at 2605 – 2695 Philadelphia Avenue, Chambersburg, Pennsylvania, in the North Pointe Business Center. During May 2008, this facility was completed. The loan operations, EFT department, deposit operations, information technology, human resources and other support staff moved into the renovated building. The reclamation and refurbishment of the largely unoccupied former strip shopping center has been positively recognized in the Chambersburg area.

On September 2, 2008 Orrstown Bank opened its second office in Hagerstown, Maryland at 1020 Professional Court, off Eastern Boulevard. Growth in Hagerstown has been above expectations and justified a flagship office.

The Corporation achieved a milestone during 2008’s third quarter by surpassing $1 billion in assets.

Orrstown Financial Services, Inc. moved from the OTC Bulletin Board to The NASDAQ Capital Market during 2009. Trading began on The NASDAQ Capital Market under the symbol “ORRF” on April 28, 2009.

The Company joined the broad market Russell 3000® Index on June 26, 2009 when Russell Investments reconstituted its U.S. and global indexes. The Company is also part of the Russell 2000 Index, a subset of the Russell 3000 that measures the performance of companies ranked 1,001 – 3,000 by market capitalization.

Economic Climate

During 2008, the U.S. economy faced significant challenges resulting in an overall economic downturn. Poor economic conditions, which were initially evident within the residential housing market beginning in 2007, spread throughout most sectors of the economy in 2008. The economic malaise continued through 2009 and into the early stages of 2010. During 2009 interest rates held at the historically low levels that began in late 2008.

Despite the challenging economic conditions during 2009 and into 2010, the Corporation believes it is positioned to withstand these conditions through its strong capital and liquidity positions, high quality loan and debt securities portfolios and prudent management of credit and interest rate risk.

Results of Operations

For the year ended December 31, 2009, the Corporation recorded net income of $13,373,000, an increase of 2.06% over 2008 earnings of $13,103,000, which was a 4.3% increase over net income of $12,558,000 realized in 2007. Basic earnings per share have increased over the last three years from $1.95 in 2007 to $2.04 in 2008 and $2.09 in 2009.

The Corporation’s earnings performance continues to be well above peer group averages as measured by various ratio analyses. Two widely recognized performance indicators are the return on average assets (ROA) and the return on average equity (ROE). The average publicly traded banking company and the average $1 billion to $5 billion in assets banking company generated ROAs of approximately 0.25% and 0.17%, respectively, during 2009 per SNL Financial, a provider of financial information for the banking industry. SNL Financial indicates that approximately 2.54% is the median 2009 ROE for our industry while $1 billion to $5 billion in assets banks returned approximately 1.65% on average. While the Corporation’s rates of return have compacted somewhat from prior years, the peer performance of the industry have compacted more resulting in a rise in peer percentile rankings by the Corporation. Return on average tangible assets (ROTA) and return on average tangible equity (ROTE) ratios exclude intangibles from the balance sheet and related amortization and tax expense from net income. The Corporation has goodwill and intangibles from the acquisition of companies and purchased deposits. The following table compares the last three years’ performance ratios.

Performance Statistics	2009	2008	2007
Return on average assets	1.19%	1.38%	1.50%
Return on average tangible assets	1.23%	1.43%	1.56%
Return on average equity	12.48%	13.20%	13.64%
Return on average tangible equity	15.73%	17.02%	18.02%
Average equity / average assets	9.55%	10.45%	10.98%

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

For the year ended December 31, 2009 net interest income, measured on a full tax equivalent basis, rose $3,941,000, or 12%, to $37,848,000 despite a decline in net interest margin from 3.93% in 2008 to 3.66%. Net interest income gains were fueled by growth with all attributable to volume factors rather than rate factors. Net interest margin compacted appreciably during the fourth quarter of 2008 given the Federal Reserve Bank’s significant cuts to the federal funds rate. Those cuts served to lower the prime lending rate by similar amounts and the Corporation has approximately 31% of its assets tied to Wall Street Journal Prime. Actions taken by management at that time included the installation of floors on all new commercial loans, the placement of $60 million notional amount of prime for fixed interest rate swaps and the take down of $20 million of prime floating Federal Home Loan Bank advances. The Corporation was able to stabilize its net interest margin at 3.40% during the first quarter of 2009 and then increased it sequentially each quarter as the year advanced. Net interest margin generated quarterly for the second through fourth quarter of 2009 was 3.57%, 3.63% and 3.70% respectively. The sequential gains in net interest margin were achieved by a consistent lowering of the cost of funds. The overall cost of funds declined each month as we advanced through 2009. Loan demand during 2009 was lower than normal so more dollars were channeled to the debt securities portfolio where available yields were low given the overall rate environment. This decision helped result in the situation that any increases in net interest margin had to be achieved through a lower cost of funds.

The Corporation continued to grow at a brisk pace during 2009 with average earning assets increasing by $168.3 million, or 19.5% on an average daily basis. Approximately $94 million of that growth was realized in the loan portfolio with a similar amount realized in securities and short term investments. This differed from recent years when the majority of growth was realized in the loan portfolio. This served to increase our liquidity position as funding was more than sufficient during 2009. Deposits grew 20.9% during 2009 versus 2008 while loans increased 12.5% and investment securities grew 62.8%.

For the year ended December 31, 2008, net interest income measured on a full tax equivalent basis, rose $2,794,000, or 9% to $33,907,000 despite a decline in net interest margin from 4.08% to 3.93%. Net interest income gains were fueled primarily by loan growth.

Loan growth was robust during the fourth quarter 2008, exceeding expectations. This was fueled somewhat by the lowering rate environment as prime dropped 175 basis points during the fourth quarter. Approximately 31% of our balance sheet consists of variable rate loans. To compensate for the large portfolio of variable rate loans, the Bank acquired $50 million of rate swaps during the fourth quarter 2008. The swaps trade variable rate, at Wall Street Journal prime, for fixed rates at approximately 5.0%. This helped to stabilize the net interest margin. The rapid fourth quarter loan growth stressed our traditional funding sources, therefore, the Bank utilized the nontraditional sources of FHLB advances and brokered certificate of deposits. These buys were well within the confines of the Corporation’s liquidity policy. These funds were acquired at a lower rate than the cost of traditional retail deposits, due to our strong IDC rating and the overall strength of Orrstown Bank.

ANALYSIS OF NET INTEREST INCOME

Average Daily Balances and Interest Rates, Taxable Equivalent Basis

Taxable equivalent interest computed using a 35% tax rate in all three years.

	2009			2008			2007
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate %	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate %	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate %
Assets
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$21,459	$68	0.32	$10,356	$227	2.19	$11,618	$610	5.25

Taxable investment securities	135,851	4,260	3.14	76,413	2,862	3.75	64,323	2,931	4.56
Tax-exempt investment securities	27,073	1,805	6.67	23,679	1,692	7.15	27,005	1,901	7.04

Total investment securities	162,924	6,065	3.72	100,092	4,554	4.55	91,328	4,832	5.29

Taxable loans	822,054	46,370	5.64	738,552	47,362	6.41	646,707	47,720	7.38
Tax-exempt loans	26,668	1,843	6.91	15,780	1,172	7.43	12,437	937	7.53

Total Loans	848,722	48,213	5.68	754,332	48,534	6.43	659,144	48,657	7.38

Total interest-earning assets	1,033,105	54,346	5.26	864,780	53,315	6.17	762,090	54,099	7.10

Non-Interest Earning Assets:
Cash and due from banks	13,950			13,857			14,767
Bank premises and equipment	30,382			29,144			21,895
Other assets	51,973			48,542			45,460
Less allowance for loan losses	(7,618)			(6,421)			(5,632)

Total	$1,121,792			$949,902			$838,580

Liabilities and Shareholders’ Equity
Interest Bearing Liabilities:
Interest bearing demand deposits	$307,968	3,171	1.03	$251,547	$3,845	1.53	$203,718	$4,202	2.06
Savings deposits	60,494	204	0.34	61,881	618	1.00	73,718	1,440	1.95
Time deposits	364,077	9,106	2.50	279,127	9,558	3.42	283,343	13,007	4.59
Short term borrowings	83,322	435	0.52	67,175	1,248	1.86	50,305	2,295	4.56
Long term borrowings	100,344	3,582	3.57	94,737	4,139	4.37	42,415	2,042	4.81

Total interest bearing liabilities	916,205	16,498	1.80	754,467	19,408	2.57	653,499	22,986	3.52

Non-Interest Bearing Liabilities:
Demand deposits	89,797			87,537			85,383
Other	8,652			8,657			7,635

Total Liabilities	1,014,654			850,661			746,517
Shareholders’ Equity	107,138			99,241			92,063

Total	$1,121,792		1.60	$949,902		2.24	$838,580		3.02

Net interest income / net interest spread		$37,848	3.46%		$33,907	3.60%		$31,113	3.58%

Net interest margin			3.66%			3.93%			4.08%

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

	2009 Versus 2008 Increase (Decrease) Due to Change in			2008 Versus 2007 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income
Loans (net of unearned discounts)	$6,163	$(6,484)	$(321)	$7,029	$(7,152)	$(123)
Taxable investment securities	2,226	(828)	1,398	551	(620)	(69)
Tax-exempt investment securities	243	(130)	113	(234)	25	(209)
Other short-term investments	243	(402)	(159)	(66)	(317)	(383)

Total interest income	8,875	(7,844)	1,031	7,280	(8,064)	(784)

Interest Expense
Interest bearing demand deposits	861	(1,535)	(674)	987	(1,344)	(357)
Savings deposits	(14)	(400)	(414)	(231)	(591)	(822)
Time deposits	2,909	(3,361)	(452)	(194)	(3,255)	(3,449)
Short-term borrowings	300	(1,113)	(813)	770	(1,817)	(1,047)
Long-term borrowings	245	(802)	(557)	2,519	(422)	2,097

Total interest expense	4,301	(7,211)	(2,910)	3,851	(7,429)	(3,578)

Net Interest Income			$3,941			$2,794

TAX-EQUIVALENT NET INTEREST INCOME

	December 31,
(Dollars in thousands)	2009	2008	2007
GAAP Financial Measurements:
Interest income—securities and other investment income	$5,501	$4,189	$4,777
Interest income—loans	47,569	48,124	48,329
Interest expense—deposits	12,481	14,021	18,649
Interest expense—borrowings	4,019	5,387	4,337

Net interest income	36,570	32,905	30,120

Non-GAAP Financial Measurements:
Add: tax benefit on tax-exempt investment securities	$631	$592	$665
Add: tax benefit on tax-exempt loans	647	410	328

Total tax benefit on tax-exempt interest income	1,278	1,002	993

Tax-equivalent net interest income	$37,848	$33,907	$31,113

Noninterest Income

The generation of noninterest income has consistently been a strength of the Corporation based upon peer comparisons. This trend continued in 2009 albeit by somewhat different means than prior years.

Total other income increased by $2,477,000, or 16.1% in 2009. Securities gains were up $1,688,000 and secondary mortgage market revenue increased $1,225,000, or 79.3%. The interest rate environment that existed during 2009 afforded the Corporation opportunities to take gains from the available for sale debt securities portfolio so those gains were strategically exercised at times to help support the increase in the loan loss provision. The secondary mortgage operations were expanded to take advantage of the refinancing boom that occurred during the year. Mortgage originators were added during 2009 and further increases are planned for 2010. Debit card revenue also increased $277,000, or 19.9% during 2009 as consumer habits continued to change and the popularity of the reward checking product, which requires a minimum number of debit card transactions to qualify for the highest interest rate, helped to fuel the increase.

Gains in the aforementioned areas helped to offset declines in overdraft protection fees, trust department income and brokerage income. The difficult economic environment has caused many consumers to pull back on their personal spending and to become somewhat wary of investments that contain an element of risk.

The table that follows provides additional information regarding noninterest income changes over the past three years.

	Year Ended December 31,			% Change
(Dollars in thousands)	2009	2008	2007	2009-2008	2008-2007
Other Income
Debit card fees	$1,671	$1,394	$1,011	19.9%	37.9%
Overdraft protection fees	3,655	3,922	3,536	-6.8%	10.9%
Other service charges on deposit accounts	1,579	1,442	1,335	9.5%	8.0%
Secondary Mortgage Market revenue	2,769	1,544	979	79.3%	57.7%
Loan service charges and fees	810	951	626	-14.8%	51.9%
ATM fees	540	462	481	16.9%	-4.0%
Other service charges, commissions and fees	107	99	78	8.1%	26.9%
Trust department income	2,645	2,840	2,582	-6.8%	10.0%
Brokerage income	1,327	1,413	1,558	-6.1%	-9.3%
Cash surrender value income	745	683	682	9.1%	0.1%
Non-recurring revenue	0	0	219	0.0%	-100.0%
Other operating income	385	694	161	-44.5%	331.1%

Subtotal before securities transactions	16,233	15,444	13,248	5.1%	16.6%
Securities gains (losses)	1,661	(27)	58	6251.9%	-146.6%

Total other income	$17,894	$15,417	$13,306	16.1%	15.9%

Noninterest Expenses

Noninterest expenses rose $3,889,000, or 13.7% versus 2008 as the Corporation continued to expand. A new operations center in Chambersburg, PA and a new flagship branch in Hagerstown, MD were brought online during 2008 so a full twelve months of maintenance expense was realized during 2009, plus systems upgrades led to a 13.1% increase in occupancy and equipment expense. Employees were added to handle the aforementioned growth, average daily assets increased 18.1% for 2009 versus 2008, and incentive compensation for commissioned employees rose 12.3% during the year. Mortgage originators and asset management staff enjoyed a good production year in 2009. FDIC insurance expense rose $982,000, or 331%, from the $296,000 paid in 2008. This included a special assessment of $515,000. The increased FDIC insurance expense burdened the entire banking industry during 2009. Increased ATM expense of $75,000, or 45.7% in 2009 was offset by increased ATM income of $78,000 during the year. The bank offers a robust employee benefit package to all qualifying employees but cost increases were held to 2.0% due largely to savings derived through good performance in the health care consortium in which we participate. Given the 18.1% average daily asset growth, an increase of 13.7% in operating expenses was considered in line.

The table that follows provides additional information regarding noninterest expense changes over the past three years:

ANALYSES OF NONINTEREST EXPENSES

	Year Ended December 31,			% Change
(Dollars in thousands)	2009	2008	2007	2009-2008	2008-2007
Other Expenses
Salaries	10,976	9,950	9,367	10.3%	6.2%
Incentive compensation	1,139	1,014	895	12.3%	13.3%
Employee benefits	4,990	4,892	4,482	2.0%	9.1%
Occupancy and equipment	4,806	4,251	3,633	13.1%	17.0%
Data processing	1,077	999	888	7.8%	12.5%
ATM expense	239	164	194	45.7%	-15.5%
Telephone	731	679	498	7.7%	36.3%
Printing and supplies	628	688	621	-8.7%	10.8%
Postage	337	326	350	3.4%	-6.9%
Directors fees	353	385	404	-8.3%	-4.7%
Advertising	541	578	414	-6.4%	39.6%
PA capital stock & shares tax	561	566	552	-0.9%	2.5%
Contributions	295	357	377	-17.4%	-5.3%
Security impairment expense	36	84	0	-57.1%	100.0%
FDIC Insurance	1,278	296	113	331.8%	161.9%
Non-recurring expense	0	0	78	0.0%	-100.0%
Other operating expenses	4,189	3,058	2,055	37.0%	48.8%

Total operating expenses	$32,176	$28,287	$24,921	13.7%	13.5%

Noninterest inc / Noninterest exp	55.6%	54.5%	53.4%

Federal Income Taxes

The Corporation’s effective federal income tax rate for the year ended December 31, 2009 was 23.2% as compared to 29.5% in 2008 and 29.3% in 2007. The effective rate in 2009 was pushed down due to $620,000 of historic credits that flowed from the Newport Senior Housing project and $424,000 of low income housing credits that flowed from the four projects in which we hold limited partnership interests. Corporate income tax rates for 2010 are forecast higher than 2009 levels due to the fact that we will not have the $620,000 of historic tax credits available in 2010 plus the fact that we will be in the 38% marginal federal tax bracket during 2010. We have committed to investments in two additional low income housing projects but tax credits are unlikely to flow from those until 2011. We are actively seeking tax free investment opportunities. The Corporation was pushed into the 35% tax bracket during 2006 and remained in the 35% tax bracket through 2008. During 2009, taxable income for the Corporation will be at the 35% rate on average but marginally at the 38% rate.

Financial Condition

The quality of the Corporation’s asset structure continues to be strong. A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Investment Securities

Orrstown has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, securitization of deposits and repurchase agreements and other factors while obtaining the maximum return on the investments. Under generally accepting accounting principles, the Corporation may segregate its investment portfolio into three categories: “securities held to maturity”, “trading securities” and “securities available for sale”. Management has classified the full securities portfolio as available for sale. Securities available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.

The following table shows the maturities of investment securities at book value as of December 31, 2009, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

INVESTMENT MATURITY SCHEDULE

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total	Average Maturity	Weighted Average Yield
U. S. Treasury and government agency securities	$2,509	$32,802	$79,085	$6,376	$120,772	6 yr. 4 mos.	2.98%
Obligations of states and political subdivisions	701	9,151	4,413	22,602	36,867	11 yr. 7 mos.	5.88%
Government Backed Residential Mortgage Securities	3,895	506	7,414	25,674	37,489	16 yr. 11 mos.	3.97%
Short term investments	3,660	2,728			6,388	1 yr. 5 mos.	1.24%

Total amortized cost	$10,765	$45,187	$90,912	$54,652	$201,516	9 yr. 3 mos.	3.64%

Percentage of total	5.34%	22.43%	45.11%	27.12%	100.00%
Weighted average yield	2.76%	2.85%	3.34%	5.01%	3.61%

	Outstanding Balances at December 31,
(Dollars in thousands)	2009	2008	2007
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$120,772	$58,246	$39,374
Debt securities issued by states and political subdivisions	36,867	23,226	24,782
Government residential mortgage-backed securities	37,489	36,330	23,276
Equity securities	1,894	2,021	2,307

Totals	$197,022	$119,823	$89,739

Short term investments	$6,388	$0	$0

Loan Portfolio

The Bank follows conservative lending practices and continues to carry a high quality loan portfolio with no unusual or undue concentrations of credit. No loans are extended to non domestic borrowers or governments, consistent with past practice and policy.

The loan portfolio at December 31, 2009 has grown 7.4% year over year, from $820.5 million to $881.0 million. On an average daily balance, loans have grown 12.5%, from $754.3 million in 2008 to $848.7 million in 2009. Loans considered commercial in purpose continue to represent the largest component of the Bank’s portfolio and the fastest growing. On an average daily basis commercial loans have grown from $528.9 million in 2008 to $620.7 million in 2009, which is a 17.4%, or $91.8 million increase. Mortgage loans have declined on an average daily basis by $12.3 million as most loans generated were sold in the secondary market. Consumer loans have increased on an average daily basis by $15.0 million, or 14.0%.

The following table presents a breakdown of how loans are secured at the end of each of the last five years:

LOANS SECURED BY:
(Dollars in thousands)	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$85,654	$78,880	$55,698	$59,593	$50,104
Real estate—Commercial	305,703	250,485	243,210	221,460	181,587
Real estate—Construction	117,156	131,509	92,050	46,947	30,532
Real estate—Mortgage	363,839	351,426	302,419	281,902	191,823
Consumer	8,722	8,168	8,587	8,925	6,340

Total loans	$881,074	$820,468	$701,964	$618,827	$460,386

Presented below are the approximate maturities of the loan portfolio (excluding real estate mortgages, installments, and credit cards) at December 31, 2009.

(Dollars in thousands)	Under One Year	One to Five Years	Over Five Years	Total
Commercial, financial and agricultural	$6,023	$12,908	$66,723	$85,654
Real estate—Construction	28,117	39,687	49,352	117,156

Total loans	$34,140	$52,595	$116,075	$202,810

The following table presents the approximate amount of fixed rate loans and variable rate loans due as of December 31, 2009.

(Dollars in thousands)	Fixed Rate Loans	Variable Rate Loans
Due within one year	$13,585	$99,099
Due after one but within five years	38,280	48,340
Due after five years	97,027	584,743

Total loans	$148,892	$732,182

The variable rate loans shown above include semi-fixed loans that contractually will adjust with prime after the interest lock period which may be up to seven years. At December 31, 2009 there were approximately $274 million of such loans.

Deposit Products

On an average daily basis, total deposits grew 20.9% or $142.2 million over 2008. At December 31, 2009, total deposits grew to $915.1 million compared to $757.3 million at year end 2008, or a 20.8% increase.

Average daily time deposits grew by $84.95 million, or 30.4% due primarily to public funds growth, including school district deposits. Short maturity time deposits were used more in 2009 than in prior years due to the low rate environment and the steep yield curve. Brokered time deposits declined from $48.5 million at December 31, 2008 to $34.1 million at December 31, 2009. Interest bearing demand deposits grew $56.4 million, or 22.4%, on an average daily basis. The reward checking product was responsible for $30.3 million of that growth. The reward checking product is a higher rate interest bearing checking account that requires use of electronic statements and debit card usage. The cost savings and debit card cost revenue help offset the increased interest rate. Most transaction account rates were lowered during 2009.

The average amounts of deposits are summarized below:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Demand deposits	$89,797	$87,537	$85,383
Interest bearing demand deposits	307,968	251,547	203,718
Savings deposits	60,494	61,881	73,718
Time deposits	364,077	279,127	283,343

Total deposits	$822,336	$680,092	$646,162

The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2009.

(Dollars in thousands)	Regular	Brokered	Total
Three months or less	$45,109	$—	$45,109
Over three months through six months	31,122	9,055	40,177
Over six months through one year	31,852	18,083	49,935
Over one year	23,688	7,000	30,688

Total	$131,771	$34,138	$165,909

Short Term Borrowings

Information concerning the use of TAF funds is summarized as follows:

(Dollars in thousands)	2009	2008	2007
Balance at year end	$33,000	$0	$0
Average balance during the year	20,244	0	0
Average interest rate during the year	0.25%	0	0
Maximum month-end balance during the year	33,000	0	0
Collateral underlying the facility at year end
Loans estimated fair value	39,622	0	0
Securities estimated fair value	$11,014	$0	$0

Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date. The Corporation requires US treasury and agency issues to be held as underlying securities for repurchase agreements.

Information concerning federal funds purchased and securities sold under agreements to repurchase is summarized as follows:

(Dollars in thousands)	2009	2008	2007
Balance at year end	$64,614	$63,407	$57,081
Average balance during the year	60,241	59,432	49,103
Average interest rate during the year	0.57%	1.69%	4.52%
Maximum month-end balance during the year	74,293	83,889	59,286
Securities underlying the agreements at year-end:
Carrying value	74,816	81,528	60,201
Estimated fair value	$74,877	$82,625	$60,322

The use of short term borrowings increased during 2009 in order to take advantage of the low interest rate environment with the steep yield curve. The use of repurchase agreements followed customer demand and increased slightly during 2009. We decided to avail ourselves of the TAF funding opportunity and were able to carry over $20 million average daily balances at a cost of only 25 basis points. The TAF program, as we use it, will end by March 31, 2010.

Credit Risk Management

Allowance for Loan Losses

Historically, the Corporation has had an enviable record regarding its control of loan losses, but lending is a banking service that inherently contains elements of risk. The Bank’s policies related to the allowance for loan losses are considered to be critical accounting policies because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the loan portfolio and loan growth, credit concentrations, trends in historical loss experience, specific impaired loans, and national and local economic conditions. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, charge-offs and recoveries in total, overall portfolio quality, review of specific problem loans, recent examinations, and current economic conditions that may affect the borrowers’ ability to pay.

Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. The provision for loan losses amounted to $4,865,000, $1,450,000, and $750,000 for 2009, 2008 and 2007, respectively. These provisions compared to net charge-offs of $ 938,000, $451,000, and $129,000 for 2009, 2008 and 2007, respectively. The unallocated portion of the reserve was approximately 11.4% at December 31, 2009 and 14.0% at December 31, 2008. The reserve at December 31, 2009 represented 1.26% of loans outstanding, up from 0.87% at December 31, 2008.

In November of 2009, management undertook an expanded review of the Bank’s commercial loan portfolio, in a proactive attempt to identify potential weaknesses and deterioration in the portfolio. This review was in addition to the normal loan review process conducted by our loan review officer and the Bank’s Credit Administration Committee. A review team, which consisted of 3 employees and 2 contract employees, reviewed all commercial loan relationships with an aggregate committed exposure greater than or equal to $750,000. The review team focused on the global cash flow of the borrower, global debt service coverage ratios of the borrower, LTV ratios when collateral values decreased by 10% and 20%, borrower’s liquidity and guarantor’s overall cash flow and liquidity. The review covered a total of approximately $526,000,000 in outstanding loans and loan commitments. Following the review process, management increased the allowance by $3.1 million in order to better reflect the deterioration in local, regional and national economic conditions. All economic allocations were increased during 2009.

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

In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current conditions. Accordingly, the entire allowance is available to absorb losses in any category. The following is an allocation by loan categories of the allowance for loan losses for the last five years at December 31.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2009	2008	2007	2006	2005
Loans:
Commercial, financial and agricultural	$599	$319	$1,227	$1,206	$558
Real estate—Commercial	3,250	2,393	1,990	1,584	573
Real estate—Construction	2,567	598	45	42	6
Real estate—Mortgage	3,293	2,567	2,115	1,553	865
Consumer	96	265	30	13	44
Unallocated	1,262	998	734	1,122	2,382

Total	$11,067	$7,140	$6,141	$5,520	$4,428

Percentage of Loans to Total Loans
Commercial, financial and agricultural	10%	10%	8%	10%	11%
Real estate—Commercial	35%	30%	35%	36%	39%
Real estate—Construction	13%	16%	13%	8%	7%
Real estate—Mortgage	41%	43%	43%	45%	42%
Consumer	1%	1%	1%	1%	1%

Total	100%	100%	100%	100%	100%

Net charge-offs for the Bank’s loan portfolio have historically been quite low when compared to industry standards, and represented 0.11% of average outstanding loans during 2009, 0.06% in 2008, and 0.02% in 2007. Net charge-offs to average loans for the industry averaged approximately .84% of loans during 2009, .32% in 2008 and ..11% in 2007, per SNL Financial. The $1-5 billion asset peer group averaged 0.16% of loans charged off in 2007 and 0.43% of loans in 2008, but 2009 charge offs increased to 1.14% of loans, per SNL Financial.

SUMMARY OF LOAN LOSS EXPERIENCE

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Amount of loans outstanding at end of period	$881,074	$820,468	$701,964	$618,827	$460,386

Daily average loans outstanding	$848,722	$754,332	$659,144	$553,591	$421,728

Balance of allowance for possible loan losses at beginning of period	$7, 140	$6,141	$5,520	$4,428	$4,318
Loans charged off
Commercial, financial and agricultural	470	2	8	12	0
Real estate—Commercial	0	228	0	0	19
Real estate—Construction	0	0	0	0	0
Real estate—Mortgage	416	187	53	0	11
Consumer	72	80	120	85	52

Total loans charged off	958	497	181	97	82

Recoveries of loans previously charged off
Commercial, financial and agricultural	2	0	3	50	0
Real estate—Commercial	1	3	0	1	11
Real estate—Construction	0	0	0	0	0
Real estate—Mortgage	6	16	13	6	11
Consumer	11	27	36	22	26

Total recoveries	20	46	52	79	48

Net loans charged off (recovered)	938	451	129	18	34
Additions to allowance charged to expense	4,865	1,450	750	390	144
Additions established for acquired credit risk	0	0	0	720	0

Balance at end of period	$11,067	$7,140	$6,141	$5,520	$4,428

Ratio of net charge-offs to average loans outstanding	0.11%	0.06%	0.02%	0.00%	0.01%

Ratio of reserve to gross loans outstanding at December 31	1.26%	0.87%	0.87%	0.89%	0.96%

Risk Elements

Nonperforming assets are comprised of nonaccrual and restructured loans and other real estate owned (OREO) not including bank premises. OREO represents property acquired through foreclosure or settlements of loans and is carried at the lower of the principal amount of the loan outstanding at the time acquired or the estimated fair value of the property. The excess, if any, of the principal balance at the time acquired over the carrying amount is charged against the reserve for loan losses. Nonaccrual loans are loans for which interest income is not accrued due to concerns about the collectability of interest and/or principal. Restructured loans are loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Other credit risk elements include loans past due for 90 days or more. The Corporation’s loan loss history has been much better than peer standards and analysis of the current credit risk position is favorable. The allowance for loan losses is ample given the current composition of the loan portfolio and adequately covers the credit risk management sees under present economic conditions. Management is prepared to make reserve adjustments that may become necessary as economic conditions continue to change.

Nonperforming loans, as represented by nonaccrual and renegotiated loans, were .48% of outstanding loans at December 31, 2009 and .05% at December 31, 2008. Loans 90 days or more past due and still accruing represented .70% and .75% of outstanding loans at December 31, 2009 and 2008, respectively.

Loans are placed on non-accrual status when a loan becomes past due for 90 days or more, except in cases where the loan is well secured and in the process of collection or is a consumer or mortgage loan secured by a 1-4 family residential property.

NONPERFORMING ASSETS

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Loans on nonaccrual (cash) basis	$4,267	$341	$118	$120	$52
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	0	0	0	0	0
OREO	1,065	608	199	318	1,754

Total nonperforming loans and OREO	$5,332	$949	$317	$438	$1,806

Ratio of nonperforming assets to total loans and OREO	0.60%	0.12%	0.05%	0.07%	0.39%

Ratio of nonperforming assets to total assets	0.44%	0.09%	0.04%	0.05%	0.30%

OTHER CREDIT RISK ELEMENTS:
Loans past due 90 or more days and still accruing	$6,155	$6,176	$3,586	$1,084	$411

Ratio of other credit risk elements to total loans and OREO	0.70%	0.75%	0.51%	0.18%	0.09%

Ratio of other credit risk elements to total assets	0.51%	0.59%	0.41%	0.13%	0.07%

Total nonperforming and other risk assets	$11,487	$7,125	$3,903	$1,522	$2,217

Ratio of total risk assets to total loans and OREO	1.30%	0.87%	0.56%	0.25%	0.48%

Ratio of total risk assets to total assets	0.96%	0.68%	0.44%	0.19%	0.37%

Nonaccrual loans in 2009 increased from $341,000 at December 31, 2008 to $4,267,000 at December 31, 2009. The nature of the increase was primarily due to three loan relationships that total $4,190,000 that were placed on non-accrual status in 2009. The three loans are secured by real estate and other assets. The Bank has specifically allocated, at December 31, 2009, $1,143,000 against these relationships for potential losses which might be incurred.

During January 2010 we were informed that a commercial credit aggregating approximately $5.0 million that was current and performing at December 31, 2009 was having problems and would become nonperforming during the first quarter of 2010. We have specifically allocated $2.0 million of the December 31, 2009 allowance for loan losses to this credit. This allocation is reflected in the accompanying financial statements at December 31, 2009. Subsequent to notification by the borrower, we have been pursuing a workout plan that we anticipate will result in the $2.0 million allocation being more than sufficient to cover the anticipated charge-off. Because we do not anticipate resolving the matter until second quarter 2010, nonperforming loans at March 31, 2010 may increase significantly.

Further discussion related to delinquent and non-accrual loans is included in Note 6 of the Consolidated Financial Statements which is included in Item 8.

Liquidity, Rate Sensitivity and Interest Rate Risk Analysis

The primary function of asset/liability management is to assure adequate liquidity and sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $22 million. Securities classified as available-for-sale provide additional sources of liquidity, totaled $196 million at December 31, 2009. In addition, at December 31, 2009, we had the ability to borrow a total of approximately $425 million from the Federal Home Loan Bank of Pittsburgh, of which we had $64 million in advances and $11 million in letters of credit. On that date, we had no overnight advances outstanding.

At December 31, 2009, we had $174 million in loan commitments outstanding, which included $43 million in undisbursed loans, $57 million in unused home equity lines of credit and $74 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2009 totaled $293 million, or 71% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Corporation is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Corporation is responsible for paying any dividends declared to its shareholders. The Corporation also has repurchased shares of its common stock. The Corporation’s primary source of income is dividends received from the Bank. For restrictions on the Bank’s ability to dividend funds to the Corporation, see Note 15 to the Consolidated Financial Statements in Item 8. At December 31, 2009, the Corporation had liquid assets of $897,000.

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

RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2009

	Interest Sensitivity Period
(Dollars in thousands)	Within 3 Months	After 3 Within 6 Months	After 6 Within 12 Months	After 1 Year	Total
Rate Sensitive Assets (RSA)
Loans	$356,625	$21,993	$57,072	$445,384	$881,074
Investment securities	15,977	20,327	20,282	147,722	204,308
Other earning assets	4,786	0	3,660	6,544	14,990

Total RSA	$377,388	$42,320	$81,014	$599,650	$1,100,372

Rate Sensitive Liabilities (RSL)
Interest bearing deposits	$283,094	$62,585	$69,098	$409,716	$824,493
Short term borrowed funds	97,914	0	0	0	97,914
Long term borrowed funds	42,222	344	11,473	10,819	64,858

Total RSL	$423,230	$62,929	$80,571	$420,535	$987,265

Rate Sensitive GAP
Period	$(45,842)	$(20,609)	$443	$179,115	$113,107
Cumulative	$(45,842)	$(66,451)	$(66,008)	$113,107
GAP as a Percent of Total Assets
Period	-3.83%	-1.72%	0.04%	14.97%
Cumulative	-3.83%	-5.55%	-5.52%	9.45%
RSA/RSL cumulative	0.89%	0.86%	0.88%	1.11%

The gap position is very closely balanced but slightly liability biased, or negative, on the short end at twelve months or less. The position is very closely balanced, though, so no strong bias exists. The cumulative RSA/RSL at December 31, 2009 is 0.89% at three months, 0.86% at six months and 0.88% at twelve months, so the Corporation is not at undue risk under any interest rate scenario. This indicates that the balance sheet is well positioned to be maintained in the current low rate environment and to react to any rate increases in the future. Many of the interest bearing deposits that are variable rate are subject to discretionary pricing so management retains flexibility with those funds which will enhance earnings in a rising rate environment. The majority of the loan portfolio is tied to prime, but the use of three to seven year rate locks as well as placing rate floors on any new loans helps to maintain the yield in a falling rate environment. Management will closely monitor the fiscal policies of our government and will react to any changes quickly in order to maintain a healthy earning asset / interest bearing liability balance.

Contractual Obligations

Contractual obligation payments of the Corporation as of December 31, 2009 are as follows:

(Dollars in thousands)	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years	Total
Long-term debt obligations	$29,336	$27,594	$2,659	$5,269	$64,858
Operating lease obligations	$260	291	225	657	1,433

Total	$29,596	$27,885	$2,884	$5,926	$66,291

Capital Adequacy and Regulatory Matters

The Corporation maintains a strong capital base which provides adequate resources to absorb both normal and unusual risks inherent to the banking business. Internal capital generation has been supported primarily by net income retained after the declaration of dividends and also through the exercise of options and employee stock purchases. Total shareholders’ equity rose $7.5 million during 2009, an increase of 7.3% over the balance at December 31, 2008. This followed growth of 7.5% during 2008 and 2007, respectively.

Unrealized securities gains decreased $1,037,000 during 2009, while unrealized derivative losses of $833,000 resulted from interest rate swaps. These are both components of comprehensive income as shown in Note 1 of Item 8 included in this report. Treasury stock purchases of $71,000 and issuances of $1,402,000 were completed during 2009. Other growth experienced during 2009 has been provided primarily by net income. Equity represented 9.27% of assets at December 31, 2009, which is down slightly from the 9.83% at December 31, 2008. The increasing earnings stream during this period has allowed the Corporation to increase cash dividends paid to shareholders. In 2009, cash dividends rose $48,000 or 0.9% over 2008 levels, while net income rose 2.1% during the same period. This followed a 6.0% increase in dividend payout for 2008 versus 2007. Dividends per share have moved from $0.82 to $0.87 to $0.88 for 2007 through 2009, respectively.

CAPITAL AND DIVIDEND RATIOS

(Dollars in thousands)	2009	2008	2007
At December 31:
Shareholders’ equity	$110,886	$103,347	$96,124
Equity to asset ratio	9.27%	9.83%	10.86%

For the Year:
Average assets	$1,121,792	$949,902	$838,580
Average shareholders’ equity	107,138	99,241	92,063
Net Income	13,373	13,103	12,558
Cash dividends paid	5,636	5,588	5,271
Equity to asset ratio	9.55%	10.45%	10.98%
Dividend payout ratio	42.14%	42.65%	41.97%
Return on average equity	12.48%	13.20%	13.64%
Return on average tangible equity	15.73%	17.02%	18.02%

	Orrstown Financial Services			Regulatory Requirements
	2009	2008	2007	Minimum	Well Capitalized
Regulatory Capital Measures:
Leverage ratio	7.6%	7.9%	8.6%	4.0%	5.0%
Tier I capital ratio	10.1%	10.0%	10.7%	4.0%	6.0%
Total (Tier I and Tier II) capital ratio	11.3%	10.9%	11.6%	8.0%	10.0%

The maintenance of a strong capital base, above regulatory risk based minimums and industry averages, has been an integral part of the Corporation’s operating philosophy. Management foresees no problem in maintaining capital ratios in excess of regulatory requirements.

The Corporation and its banking subsidiary are subject to periodic examinations by the Federal Reserve Bank and the Pennsylvania Department of Banking. During 2009, a safety and soundness examination was conducted at Orrstown Bank. No comments were received from regulatory agencies which, if implemented, would have a material effect on Orrstown Financial Services, Inc.’s liquidity, capital resources, or operations.

Future Impact of Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and

Identifying Transactions That Are Not Orderly,” now codified as ASC Topic 820-10-65-4. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. Topic 820-10-65-4 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This topic is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this topic 820-10-65-4 in the second quarter of 2009, but the adoption had no material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments,” which amended previous Topic 825 guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This guidance became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this topic in the second quarter of 2009.

In April 2009, the FASB issued guidance now codified as ASC Topic 320-10-35, “Investments Debt and Equity Securities, Subsequent Measurements”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The standard requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the ASC Topic 320-10-35 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This topic became effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this topic in the second quarter, but the adoption had no material impact on its consolidated financial statements.

In April 2009, the FASB issued Financial Statement Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement became effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 105-10. (formerly Statement No. 168,) “The FASB Accounting Standards Codification™ (Codification”) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The guidance identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification have been superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification is considered non-authoritative. The adoption of the Codification does not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 860, “Transfers and Servicing,” that defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in this topic. Under the revised standards guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of the topic. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. This topic requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s “beneficial interest” and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The newly issued guidance under ASC Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect that these revisions will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 810-10 “Consolidation,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This revision of ASC Topic 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect that adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. “ ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

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

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Interest-earning assets are substantially made up of loans and securities. Loans are priced by management with current market rates as guidelines while achieving a positive interest rate spread and limiting credit risk. A significant part of the loan portfolio is made up of variable rate loans and loans that will become variable after a fixed term and will reprice as market rates move. The Bank has entered into three (3) rate swap agreements – two on November 24, 2008, and one on May 22, 2009, to better balance our market risk of variable vs. fixed rate loans. Securities are purchased using liquidity and maturity terms as guidelines to obtain a more matched position. The deposit base is a mix of transaction accounts and time deposits. Many of the interest bearing transaction accounts have discretionary pricing so great flexibility exists for deposit side price adjustments. Time deposits have set maturities as do short term and long term borrowings. Although deposit product cycles and growth are driven by the preferences of our customers, borrowings are structured with specific terms that, when aggregated with the terms for deposits and matched with interest-earning assets, mitigate our exposure to interest rate sensitivity. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation.

At December 31, 2009, the twelve month cumulative gap was a negative $66.0 million and the RSA/ RSL cumulative ratio was 0.88% which has increased from .87% since December 31, 2008. Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity, Rate Sensitivity and Interest Rate Risk Analysis in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended December 31, are as follows:

	2009				2008
	Quarter Ended				Quarter Ended
(Dollars in thousands)	MAR	JUN	SEP	DEC	MAR	JUN	SEP	DEC
Interest income	$12,577	$13,142	$13,538	$13,813	$13,388	$12,685	$13,098	$13,142
Interest expense	4,555	4,330	4,059	3,556	5,471	4,521	4,690	4,726
Net interest income	8,022	8,812	9,479	10,257	7,917	8,164	8,408	8,416
Provision for loan losses	215	300	750	3,600	158	257	257	778
Net interest income after provision for loan losses	7,807	8,512	8,729	6,657	7,759	7,907	8,151	7,638
Securities gains (losses)	165	293	338	865	49	(1)	(75)	0
Other income	3,804	4,057	4,079	4,293	3,562	4,145	3,820	3,917
Other expense	7,677	8,344	8,039	8,116	6,700	6,885	7,316	7,386
Income before income taxes	4,099	4,518	5,107	3,699	4,670	5,166	4,580	4,169
Applicable income taxes	1,074	1,064	1,227	685	1,420	1,563	1,417	1,082

Net income	$3,025	$3,454	$3,880	$3,014	$3,250	$3,603	$3,163	$3,087

Per Common Share Data
Net income	$0.47	$0.54	$0.61	$0.47	$0.51	$0.56	$0.49	$0.48
Diluted net income	0.45	0.51	0.58	0.44	0.48	0.54	0.46	0.46
Dividends	0.22	0.22	0.22	0.22	0.21	0.22	0.22	0.22

Performance Statistics
Return on average assets	1.15%	1.26%	1.36%	1.01%	1.45%	1.57%	1.31%	1.21%
Return on average tangible assets	1.19%	1.30%	1.40%	1.04%	1.50%	1.63%	1.36%	1.25%
Return on average equity	11.84%	13.14%	14.33%	10.68%	13.52%	14.69%	12.57%	12.10%
Return on average tangible equity	15.08%	16.61%	18.01%	13.32%	17.58%	18.94%	16.17%	15.50%
Average equity / avg. assets	9.68%	9.58%	9.50%	9.45%	10.73%	10.71%	10.43%	9.98%

Supplemental Reporting of Non-GAAP-Based Financial Measures
Return on average assets (GAAP basis)	1.15%	1.26%	1.36%	1.01%	1.45%	1.57%	1.31%	1.21%
Effect of excluding average intangible assets and related amortization	0.04%	0.04%	0.04%	0.03%	0.05%	0.06%	0.05%	0.04%
Return on average tangible assets	1.19%	1.30%	1.40%	1.04%	1.50%	1.63%	1.36%	1.25%
Return on average equity (GAAP basis)	11.84%	13.14%	14.33%	10.68%	13.52%	14.69%	12.57%	12.10%
Effect of excluding average intangible assets and related amortization	3.24%	3.47%	3.68%	2.64%	4.06%	4.25%	3.60%	3.40%
Return on average tangible equity	15.08%	16.61%	18.01%	13.32%	17.58%	18.94%	16.17%	15.50%

Management’s Report on Internal Control

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

Under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, the Corporation has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2009, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

The independent registered accounting firm, Smith Elliott Kearns & Company, LLC, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2009. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/S/ THOMAS R. QUINN, JR.	/S/ BRADLEY S. EVERLY
Thomas R. Quinn, Jr. President and Chief Executive Officer	Bradley S. Everly Senior Vice President and Chief Financial Officer

March 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Orrstown Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Orrstown Financial Services, Inc. and its wholly-owned subsidiary (the “Corporation”) is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 9 to the consolidated financial statements, the Corporation changed its method of accounting for split-dollar post retirement benefits in 2008 as required by accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania

March 15, 2010

Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	At December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and due from banks	$13,940	$12,871
Federal funds sold	8,000	13,933

Cash and cash equivalents	21,940	26,804

Short term investments	6,388	0
Interest bearing deposits with banks	601	409
Member stock, at cost which approximates market value	8,056	7,713
Securities available for sale	196,253	120,640
Loans
Commercial, financial and agricultural	85,654	78,880
Real estate—Commercial	305,703	250,485
Real estate—Construction and land development	117,156	131,509
Real estate—Mortgage	363,839	351,426
Consumer	8,722	8,168

	881,074	820,468
Less: Allowance for loan losses	(11,067)	(7,140)

Net Loans	870,007	813,328

Premises and equipment, net	29,601	31,050
Cash surrender value of life insurance	21,204	16,552
Goodwill and intangible assets	20,938	21,186
Accrued interest receivable	4,605	3,983
Other assets	16,839	10,118

Total assets	$1,196,432	$1,051,783

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$90,676	$84,261
Interest bearing	824,494	673,107

Total deposits	915,170	757,368

Short-term borrowings	97,914	64,007
Long-term debt	64,858	118,287
Accrued interest and other liabilities	7,604	8,774

Total liabilities	1,085,546	948,436

Common stock, no par value—$ .05205 stated value per share 50,000,000 shares authorized with 6,469,508 shares issued at December 31, 2009; 6,455,123 shares issued at December 31, 2008	337	336
Additional paid-in capital	82,895	82,555
Retained earnings	28,857	21,120
Accumulated other comprehensive income (loss)	(501)	1,369
Treasury stock—common, at cost 26,313 shares in 2009; 69,457 shares in 2008	(702)	(2,033)

Total shareholders’ equity	110,886	103,347

Total liabilities and shareholders’ equity	$1,196,432	$1,051,783

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Interest and dividend income
Interest and fees on loans	$47,569	$48,124	$48,329
Interest and dividends on investment securities
U.S. Government and agency	4,148	2,589	2,545
Tax exempt	1,172	1,100	1,236
Other investment income	181	500	996

Total interest and dividend income	53,070	52,313	53,106

Interest expense
Interest on deposits	12,481	14,021	18,649
Interest on short-term borrowings	435	1,248	2,295
Interest on long-term debt	3,584	4,139	2,042

Total interest expense	16,500	19,408	22,986

Net interest income	36,570	32,905	30,120
Provision for loan losses	4,865	1,450	750

Net interest income after provision for loan losses	31,705	31,455	29,370

Other income
Service charges on deposit accounts	6,905	6,758	5,882
Other service charges, commissions and fees	4,226	3,056	2,164
Trust department income	2,645	2,840	2,582
Brokerage income	1,327	1,413	1,558
Non-recurring revenue	0	0	219
Other income	1,130	1,377	843
Investment securities gains (losses)	1,661	(27)	58

Total other income	17,894	15,417	13,306

Other expenses
Salaries	12,115	10,964	10,262
Employee benefits	4,990	4,892	4,482
Occupancy and equipment	4,806	4,251	3,633
Non-recurring expense	0	0	78
Security impairment expense	36	84	0
Other operating expenses	10,229	8,096	6,466

Total other expenses	32,176	28,287	24,921

Income before income tax	17,423	18,585	17,755
Income tax expense	4,050	5,482	5,197

Net income	$13,373	$13,103	$12,558

Earnings per share
Basic earnings per share	$2.09	$2.04	$1.95
Diluted earnings per share	$1.98	$1.94	$1.86
Dividends per share	$0.88	$0.87	$0.82

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2006	320	72,023	16,934	507	(396)	89,388

Net income	0	0	12,558	0	0	12,558
Net unrealized securities gains	0	0	0	60	0	60

Comprehensive income						12,618

Cash dividends ($.82 per share)	0	0	(5,271)	0	0	(5,271)
Stock dividends issued	16	10,314	(10,330)	0	0	0
Cash paid in lieu of fractional stock dividends	0	0	(23)	0	0	(23)
Stock-based compensation plans:
Compensation expense	0	161	0	0	0	161
Issuance of stock	0	39	0	0	0	39
Purchase of treasury stock (27,964 shares)	0	0	0	0	(937)	(937)
Issuance of treasury stock (5,355 shares)	0	(49)	0	0	198	149

Balance, December 31, 2007	336	82,488	13,868	567	(1,135)	96,124

Net income	0	0	13,103	0	0	13,103
Net unrealized gains on derivatives	0	0	0	831	0	831
Net unrealized securities losses	0	0	0	(29)	0	(29)

Comprehensive income						13,905

Cash dividends ($.87 per share)	0	0	(5,588)	0	0	(5,588)
Post retirement split dollar life insurance	0	0	(263)	0	0	(263)
Stock-based compensation plans:
Compensation expense	0	123	0	0	0	123
Issuance of stock	0	39	0	0	0	39
Purchase of treasury stock (49,294 shares)	0	0	0	0	(1,376)	(1,376)
Issuance of treasury stock (13,140 shares)	0	(95)	0	0	478	383

Balance, December 31, 2008	$336	$82,555	$21,120	$1,369	($2,033)	$103,347

Net income	0	0	13,373	0	0	13,373
Net unrealized losses on derivatives	0	0	0	(833)	0	(833)
Net unrealized securities losses	0	0	0	(1,037)	0	(1,037)

Comprehensive income						11,503

Cash dividends ($.88 per share)	0	0	(5,636)	0	0	(5,636)
Post retirement split dollar life insurance	0	0	0	0	0	0
Stock-based compensation plans:
Compensation expense	0	117	0	0	0	117
Issuance of stock	1	295	0	0	0	296
Purchase of treasury stock (5,883 shares)	0	0	0	0	(71)	(71)
Issuance of treasury stock (49,027 shares)	0	(72)	0	0	1,402	1,330

Balance, December 31, 2009	$337	$82,895	$28,857	$(501)	($702)	$110,886

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities
Net income	$13,373	$13,103	$12,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,755	2,295	1,836
Provision for loan losses	4,865	1,450	750
Stock based compensation	117	123	161
Net gain on disposal of other real estate owned	(9)	(11)	(14)
Net (gain) loss on disposal of bank premises and equipment	24	(344)	4
Net (gain) on sale of investment in affiliate	0	0	(219)
Deferred income taxes	(916)	(667)	(482)
Investment securities (gains) losses	(1,661)	27	(58)
Security impairment loss	36	84	0
Increase in cash surrender value of life insurance	(932)	(485)	(494)
Increase in accrued interest receivable	(622)	(493)	(211)
Increase (decrease) in accrued interest payable	(125)	(7)	61
Other, net	(5,588)	(834)	677

Net cash provided by operating activities	12,317	14,241	14,569

Cash flows from investing activities
Net (increase) decrease in interest bearing deposits with banks and short term investments	(6,580)	(178)	664
Sales of available for sale securities	76,444	1,860	1,547
Maturities of available for sale securities	74,366	93,772	41,441
Proceeds from divesting of affiliates	0	0	551
Purchases of available for sale securities	(227,393)	(125,683)	(46,236)
Net (purchases) of FHLB & FRB Stock	(343)	(1,962)	(1,901)
Net (increase) in loans	(62,668)	(119,591)	(83,499)
Investment in limited partnerships	(1,277)	0	(1,934)
Purchases of bank premises and equipment	(787)	(7,506)	(7,657)
Purchases of intangible assets	0	(69)	(51)
Proceeds from disposal of other real estate owned	612	192	362
Proceeds from disposal of bank premises and equipment	0	826	0
Purchase of bank owned life insurance	(3,720)	(207)	0

Net cash (used) by investing activities	(151,346)	(158,546)	(96,713)

Cash flows from financing activities
Net increase in deposits	157,768	110,957	7,596
Net increase in short term purchased funds	33,907	5,877	16,427
Proceeds from debt	27	49,000	52,026
Payments on debt	(53,456)	(6,616)	(8,563)
Dividends paid	(5,636)	(5,588)	(5,271)
Proceeds from issuance of common stock	296	39	39
Purchase of treasury stock	(71)	(1,376)	(937)
Net proceeds from issuance of treasury stock	1,330	383	149
Cash paid in lieu of fractional shares	0	0	(23)

Net cash provided by financing activities	134,165	152,676	61,443

Net increase (decrease) in cash and cash equivalents	(4,864)	8,371	(20,701)
Cash and cash equivalents at beginning of period	26,804	18,433	39,134

Cash and cash equivalents at end of period	$21,940	$26,804	$18,433

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Continued)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,625	$19,415	$22,925
Income Taxes	4,375	6,425	5,700
Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	1,075	608	226
Unrealized gain (loss) on investments securities available for sale (net of tax effects)	(1,037)	(29)	60
Unrealized gain (loss) on rate swaps (net of tax effects)	(833)	831	0

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Orrstown Financial Services, Inc. (the Corporation) is a financial holding company whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the Bank). The Corporation operates through its office in Shippensburg, Pennsylvania. Orrstown Bank provides services through its network of offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. Orrstown Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. Orrstown Bank has twenty-one branches located in Shippensburg (2), Carlisle (4), Spring Run, Orrstown, Chambersburg (3), Mechanicsburg (2), Camp Hill, Greencastle, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown (2), Maryland. The Corporation and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

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

The Corporation has classified all of its investment securities as “available for sale”. Short term investments consist of certificates of deposits with banks.

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Through March 31, 2009, unrealized holding gains and losses, net of tax, on securities available for sale were reported as a net amount in a separate component (“accumulated other comprehensive income”) of shareholders’ equity until realized. In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320 Investments-Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment (“OTTI”) guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. The FSP is effective for the interim and annual periods ending after June 15, 2009 and had no significant impact on the Corporation’s financial statements. Purchase premiums and discounts are recognized in interest income over the terms of the securities using the interest method over the period to maturity.

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

Cash Flows

For purposes of the Statements of Cash Flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold”. The Corporation has elected to present the net increase or decrease in deposits with banks, short term investments, loans, and deposits in the Statements of Cash Flows. Cash flows from risk management activities are classified in the same category as cash flows from the items being hedged.

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

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectability of the principal is unlikely.

Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. Evaluations of the allowance and collectability of loans are made on a quarterly basis by management and are guided by the Corporation’s policies. The evaluations take into consideration such factors as prior loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available. An unallocated component is maintained in the allowance to cover uncertainties inherent in management’s underlying assumptions used to estimate probable losses.

Nonaccrual / Impaired Loans

The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is reversed and charged against current income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal.

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

Loans Serviced

The bank administers secondary market mortgage programs available through the Federal Home Loan Bank of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At December 31, 2009, 2008 and 2007 the balance of loans serviced for others was $183,663,000, $121,099,000, and $92,876,000, respectively.

Mortgage Servicing Rights

The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loan. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated semiannually for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined semiannually through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of operations. If the Corporation determines, based on subsequent semiannual valuations, that impairment no longer exists, then the valuation allowance is reduced through a credit to earnings.

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

Goodwill and Other Intangible Assets

The cost of acquired companies in excess of the fair value of their net assets at the date of acquisition is recorded as goodwill. Identifiable intangible assets relate to acquisitions of deposits from other banks and the purchase of investment management businesses. Goodwill is evaluated annually for impairment and other intangible assets are amortized over the identifiable life of the asset.

Advertising

The Corporation follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $541,000, $578,000 and $414,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Corporation maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Corporation’s employees and directors. Generally accepted accounting principles requires the recognition of compensation expense for new grants. Options have an exercise price equal to the fair market value defined as the closing price for the shares reported on NASDAQ on the grant date. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

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

(in thousands, except per share data)	2009	2008	2007
Net income	$13,373	$13,103	$12,558

Weighted average number of shares outstanding (basic)	6,406	6,421	6,429
Effect of dilutive stock options	335	334	306

Weighted average number of shares outstanding (diluted)	6,741	6,755	6,735

Per share information:
Basic earnings per share	$2.09	$2.04	$1.95
Diluted earnings per share	$1.98	$1.94	$1.86

Federal Income Taxes

For financial reporting purposes, the provision for loan losses charged to operating expense is based on management’s judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Deferred compensation is charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. Amortization of goodwill is not deducted unless the asset is considered impaired for financial reporting purposes and, if deductible, is deducted on a straight line basis over a fifteen year life for federal income tax purposes. As a result of these, unrealized securities gains/losses, unrealized derivative gains/losses, purchase accounting adjustments, stock options, capitalized merger expenses, retirement plans, and timing differences in depreciation expense, deferred income taxes are provided for in the financial statements. See Note 11 for further details.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of income. At December 31, 2009 and 2008 there was no liability for unrecognized tax benefits.

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

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

Cash and Due from Banks, Short Term Investments, Interest Bearing Deposits with Banks, and Federal Funds Sold. The carrying amounts of cash, due from banks, short-term investments, interest bearing deposits with banks, and federal funds sold approximate their fair value.

Securities Available for Sale. Fair values for investment securities are based on quoted market prices.

Interest Rate Swaps. Fair values for cash flow interest rate swaps are determined by quoted market prices and mathematical models using current and historical data.

Loans Receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Long-Term Borrowings. The fair value of the Corporation’s fixed-rate long-term borrowings is estimated using a discounted cash flow analysis based on the Corporation’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts of variable-rate long-term borrowings approximate their fair values at the reporting date.

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

The components of accumulated other comprehensive income were as follows:

Accumulated Other Comprehensive Income

(Dollars in thousands)	Net unrealized securities gains (losses)	Net unrealized derivative gains (losses)	Total
Balance, December 31, 2006	$507	$0	$507
Pretax Change in unrealized gains	143	0	143
Less: net gains realized in net income	(58)	0	(58)
Tax	(25)	0	(25)

2007 Change	60	0	60

Balance, December 31, 2007	567	0	567

Pretax Change in unrealized gains (losses)	(160)	1,279	1,119
Add: net losses realized in net income, including impairment	111	0	111
Tax	20	(448)	(428)

2008 Change	(29)	831	802

Balance, December 31, 2008	538	831	1,369

Pretax Change in unrealized gain (losses)	1,135	(1,282)	(147)
Less: net gains realized in net income, including impairment	(1,625)	0	(1,625)
Tax	(547)	449	(98)

2009 Change	(1,037)	(833)	(1,870)

Balance, December 31, 2009	$(499)	$(2)	$(501)

Derivative Instruments and Hedging Activities

Generally accepted accounting principles requires that all derivatives are recognized in the Consolidated Financial Statements at their fair values. On the dates that derivative contracts are entered into, the Company designates derivatives as (a) hedges of fair values of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedges); (b) hedges of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedges) or (c) instruments that are held for trading or non-hedging purposes (trading or economic-hedging instruments). For a derivative treated as a fair-value hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item. The ineffective portion of the fair-value hedge is recognized in current period earnings. Upon termination of a fair-value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a trading or economic hedging instrument, changes in fair value are reported in current period earnings. Fair values are determined based upon quoted market prices and mathematical models using current and historical data.

The Company formally assesses, both at the hedges’ inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period income in the statement of income.

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

Interest Rate Swaps

The Bank has entered into three (3) rate swap agreements – two on November 24, 2008, and one on May 22, 2009, related to fixed rate loans. The Bank uses interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Bank converts floating rate assets into fixed rate assets, or alternatively, converts fixed rate assets into floating rate assets. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income. These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates.

The effects of derivative instruments on the Financial Statements for December 31, 2009 and 2008, are as follows:

Asset Derivatives at December 31,	2009
(Dollars in thousands)	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap—4 year cash flow	$30,000	$225	other assets	11/26/2012	4.97%
Interest rate swap—5 year cash flow	20,000	39	other assets	11/26/2013	5.28%
Interest rate swap—4 year cash flow	10,000	(146)	other assets	05/27/2013	4.54%

	$60,000	$118			5.00%

	2008
(Dollars in thousands)	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap—4 year cash flow	$30,000	$649	other assets	11/26/2012	4.97%
Interest rate swap—5 year cash flow	20,000	630	other assets	11/26/2013	5.28%

	$50,000	$1,279			5.09%

For the years ended December 31, 2009 and 2008 (Dollars in thousands)
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Pretax Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2009	2008		2009	2008
Interest rate swap—4 year cash flow	$(498)	$649	Other income	$72	$1
Interest rate swap—5 year cash flow	(638)	630	Other income	47	0
Interest rate swap—4 year cash flow	(146)	0	Other income	0	0

	$(1282)	$1279		$119	$1

Tax effect at 35%	449	(448)

Net gain (loss)	$(833)	$831

Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above.

NOTE 2.	INVESTMENTS

At December 31, 2009 and 2008 the investment securities portfolio was comprised of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at December 31 were:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)	2009
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$120,772	$160	$1,516	$119,416
Debt securities issued by states and political subdivisions	36,867	760	243	37,384
Government residential mortgage-backed securities	37,489	637	253	37,873
Equity securities	1,894	2	316	1,580

Totals	$197,022	$1,559	$2,328	$196,253

Short term investments	$6,388	$0	$0	$6,388

	2008
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$58,246	$1,153	$0	$59,399
Debt securities issued by states and political subdivisions	23,226	385	185	23,426
Government residential mortgage-backed securities	36,330	210	58	36,482
Equity securities	2,021	0	688	1,333

Totals	$119,823	$1,748	$931	$120,640

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)	2009
Debt securities issued by the U. S. Treasury and other U.S. government corporations and agencies	$96,673	$1,516	$0	$0	$96,673	$1,516
Debt securities issued by states and political subdivisions	9,889	98	483	145	10,372	243
Government residential mortgage-backed securities	10,913	253	0	0	10,913	253

Total debt securities	117,475	1,867	483	145	117,958	2,012
Equity securities	182	3	979	313	1,161	316

Total temporarily impaired securities	$117,657	$1,870	$1,462	$458	$119,119	$2,328

	2008
Debt securities issued by states and political subdivisions	6,341	185	0	0	6,341	185
Government residential mortgage-backed securities	22,437	57	71	1	22,508	58

Total debt securities	28,778	242	71	1	28,849	243
Equity securities	1,043	552	240	136	1,283	688

Total temporarily impaired securities	$29,821	$794	$311	$137	$30,132	$931

The previous table represents ninety eight investment securities at December 31, 2009 and one hundred four investment securities at December 31, 2008 where the current fair value is less than the related amortized cost. Management believes the impairments to be temporary in all cases for both years disclosed. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of being required to sell the investments.

At December 31, 2009, the Corporation held one state and political subdivision issue with a fair value less than the related amortized cost for twelve months or more. This is a California issue that is carrying a low market value due to the state’s economic issues. It does not reflect any deterioration of the credit worthiness of the issuing entity. As management intends to hold and it is more likely than not that management will not be required to sell this security for the foreseeable future, the decline is not deemed to be other than temporary. Thirty-three marketable equity securities have unrealized losses for twelve months or more. Twelve of these thirty-three equity securities are financial institution securities; our overall approach to the bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Twenty-one of the thirty-three equity securities are non-financials or industrial securities; we continue to view these companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend, and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Corporation recorded $36,000 of equity securities impairment expense during 2009.

At December 31, 2008, the Corporation held 2 issues of US government agency mortgage backed securities with fair values less than the related amortized cost for twelve months or more. These mortgage backed security issues are tails of much larger issues at inception and their relationship is normal as higher paying loans in the pools often payoff via refinance and the securities that are left in the pool are the lower yielding issues. They do not reflect any deterioration of the credit worthiness of the issuing entities. As management intends to hold and it is more likely than not that management will not be required to sell these securities for the foreseeable future, no decline is deemed to be other than temporary. Thirteen marketable equity securities have unrealized losses for twelve months or more. Eleven of these thirteen equity securities are financial institution securities; our overall approach to the bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Two of the thirteen equity securities are non-financials or industrial securities. We continue to view these two companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend, and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Corporation recorded $84,000 of equity securities impairment expense during 2008.

The amortized cost and fair values of investment securities available for sale and short term investments at December 31, 2009 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTMENT PORTFOLIO

	Available for Sale		Short Term Investments
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,210	$3,235	$3,660	$3,660
Due after one year through five years	41,953	42,149	2,728	2,728
Due after five years through ten years	83,498	82,310	0	0
Due after ten years	28,978	29,106	0	0
Government Backed Residential Mortgage Securities	37,489	37,873	0	0
Equity securities	1,894	1,580	0	0

	$197,022	$196,253	$6,388	$6,388

Proceeds from sales of securities available for sale for the years ended December 31, 2009, 2008, and 2007, were $76,444,000, $1,860,000 and $1,547,000, respectively. Gross gains and losses on 2009 sales were $2,558,000 and $897,000 respectively. Gross gains and losses on 2008 sales were $276,000 and $303,000, respectively. Gross gains and losses on 2007 sales were $97,000 and $39,000, respectively.

The Corporation owned $6,786,000 of Federal Home Loan Bank stock, $64,000 of Atlantic Central Bankers Bank stock and $1,206,000 of Federal Reserve Bank stock at December 31, 2009. At December 31, 2008, the Corporation owned $6,443,000 of Federal Home Loan Bank stock, $64,000 of Atlantic Central Bankers Bank stock and $1,206,000 of Federal Reserve Bank stock. Market value approximates cost since none of the stocks are actively traded.

Securities with a market value of $143,984,000 and $107,306,000 at December 31, 2009 and 2008, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

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

NOTE 4.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

(Dollars in thousands)	2009	2008	2007
Balance at beginning of period	$7,140	$6,141	$5,520
Recoveries	20	46	52
Provision for loan losses charged to income	4,865	1,450	750

Total	12,025	7,637	6,322
Losses	958	497	181

Balance at end of period	$11,067	$7,140	$6,141

NOTE 5.	LOANS TO RELATED PARTIES

The Corporation has granted loans to the officers and directors of the Corporation and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $1,296,000 at December 31, 2009, and $1,843,000 at December 31, 2008. During 2009, $599,000 of new loans were granted and repayments totaled $1,146,000. Outstanding loans to employees totaled $5,347,000 and $6,471,000 at December 31, 2009 and 2008, respectively.

NOTE 6.	DELINQUENT AND NONACCRUAL LOANS

Loans 90 days or more past due (still accruing interest) were as follows at December 31:

(Dollars in thousands)	2009	2008	2007
Commercial, financial and agricultural	$404	$0	$0
Real estate	5,742	6,128	3,561
Consumer	9	48	25

Total	$6,155	$6,176	$3,586

The following table shows the principal balances of nonaccrual loans as of December 31:

(Dollars in thousands)	2009	2008	2007
Nonaccrual loans	$4,267	$341	$118

Interest income that would have been accrued at original contract rates	350	47	20
Amount recognized as interest income	111	23	17

Foregone (recovered) revenue	$239	$24	$3

At December 31, 2009, the total recorded investment in impaired loans was $31,700,000, of which $15,503,000 had allowances determined in accordance with generally accepted accounting principles and $16,197,000 did not have allowances determined in accordance with generally accepted accounting principles. The allowance for loan losses on these impaired loans amounted to $4,801,000 at December 31, 2009. At December 31, 2008, the total recorded investment in impaired loans was $1,830,000, of which $36,000 had allowances determined in accordance with generally accepted accounting principles and $1,794,000 did not have allowances determined in accordance with generally accepted accounting principles. The allowance for loan losses on these impaired loans amounted to $18,000 at December 31, 2008.

The average recorded investment in impaired loans was $10,748,000 and $1,815,000 for the years ended December 31, 2009 and 2008. Recognized interest income on impaired loans was $188,000 and $104,000 in 2009 and 2008. The Corporation’s impaired loans at December 31, 2007 were not significant.

During 2009, the Corporation foreclosed on ten loans secured by real estate property. Eight properties were sold during 2009 at a gain of $9,000. This amount is included in other income on the statements of income. Net gains from sales of foreclosed property for the years ended December 31, 2008 and 2007 were $11,000 and $14,000, respectively. At December 31, 2009, the Corporation held eleven properties obtained through foreclosure. The carrying value for these properties totaled $1,065,000, which is included in other assets on the balance sheet at December 31, 2009. At December 31, 2008, the Corporation held ten properties obtained through foreclosure. The carrying value for these properties totaled $608,000, which is included in other assets on the balance sheet at December 31, 2008.

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

	Contract or Notional Amount
(Dollars in thousands)	2009	2008
Financial instruments whose contract amounts represent credit risk at December 31:
Commitments to extend credit	$173,813	$152,364
Standby letters of credit and financial guarantees written	30,418	29,009

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

NOTE 8.	PREMISES AND EQUIPMENT

A summary of bank premises and equipment is as follows:

(Dollars in thousands)	2009	2008
Land	$5,436	$5,436
Buildings and improvements	22,749	22,639
Leasehold improvements	341	337
Furniture and equipment	17,844	16,691
Construction in progress	42	577

Total	46,412	45,680
Less accumulated depreciation and amortization	16,811	14,630

Bank premises and equipment, net	$29,601	$31,050

Depreciation expense amounted to $2,212,000, $1,863,000, and $1,525,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 9.	RETIREMENT PLANS

The Corporation maintains 401(k) profit-sharing plans for those employees who meet the eligibility requirements set forth in the plans. Employer contributions to the plans are based on performance and are at the discretion of the subsidiary bank’s Board of Directors. The plans contain limited match or safe harbor provisions. Substantially all of the Corporation’s employees are covered by the plans and the contributions charged to operations were $1,807,045, $1,582,000 and $1,532,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Corporation has a deferred compensation arrangement with certain present and former board directors, whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Corporation’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $107,000 and $102,000 at December 31, 2009 and 2008, respectively. Total annual expense for this deferred compensation plan was approximately $16,000, $4,000 and $7,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Corporation also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Corporation’s Orrstown Financial Advisors division or recognized as a liability. The trust account balance was $1,009,000 and $1,014,000 at December 31, 2009 and 2008, respectively, and is included in other assets on the balance sheets, offset by other liabilities in the same amount. Total amounts contributed to these plans were $72,000, $74,000 and $89,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

The Corporation has also adopted three supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid totaled $3,058,000 and $2,740,000 at December 31, 2009 and 2008, respectively, which is included in other liabilities. Total annual expense for these plans amounted to $372,000, $498,000 and $438,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

The Corporation has promised a continuation of life insurance coverage to persons post retirement. Generally accepted accounting principles requires the recording of post retirement costs and a liability equal to the present value of the cost of post retirement insurance during the insured employees’ term of service. The Corporation adopted this provision of generally accepted accounting principles on January 1, 2008 and recorded a $263,000 liability and corresponding decrease in retained earnings at that time. The estimated present value of future benefits to be paid totaled $353,000 and $305,000 at December 31, 2009 and 2008, respectively, which is included in other liabilities. Total annual expense for this plan amounted to $48,000 and $42,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 10.	STOCK COMPENSATION PLANS

During 2000, the Corporation implemented two stock option plans, one for employees and one for nonemployee directors. Under the Corporation’s stock option plans, the Corporation may grant options to its directors, officers, and employees for up to 559,131 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the employee plan. Only nonqualified stock options may be granted under the nonemployee directors plan. The exercise price of each option equals the market price of the

Corporation’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance.

A summary of the status of the Corporation’s stock option plans at December 31, 2009, 2008 and 2007 is presented below:

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	2009		2008		2007
Outstanding at beginning of year	337,507	$28.51	323,637	$28.68	288,269	$28.16
Granted	33,261	35.19	32,836	30.06	39,603	32.19
Exercised	(21,358)	18.70	(2,278)	17.02	(2,315)	16.94
Forfeited	(12,043)	30.25	(16,688)	36.27	(1,920)	38.15

Options exercisable at year end	337,367	$29.73	337,507	$28.51	323,637	$28.68

Information pertaining to options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.43 - $16.99	46,231	1.29	$16.29	46,231	$16.29
$17.00 - $19.99	34,628	2.49	19.00	34,628	19.00
$20.00 - $29.99	46,583	3.93	24.31	46,583	24.31
$30.00 - $34.99	69,190	7.87	31.20	69,190	31.20
$35.00 - $39.99	94,905	5.91	36.73	94,905	36.73
$40.00 - $40.14	45,830	5.48	40.14	45,830	40.14

$15.43 - $40.14	337,367	5.00	$29.73	337,367	$29.73

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Grant-Date Fair Value	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life (Yrs)
Nonemployee director stock option plan
2009	$2.82	3.63%	18.28%	2.28%	7
2008	5.94	2.76	23.14	2.88	7
2007	5.15	2.35	9.78	4.58	7
Employee stock option plan
2009	$9.31	2.38%	30.66%	2.65%	5
2008	4.91	2.93	21.24	3.27	5
2007	3.96	2.50	11.19	5.10	5

During 2000, the Corporation implemented an employee stock purchase plan, under which 182,325 shares of common stock have been reserved for issuance to employees. The number of shares which may be issued to each participant is determined annually, based on individual earnings, and their price is equal to 85% of the fair market value as established by the closing sale price reported on the NASDAQ Stock Market on the Offering Date or Purchase Date. A total of 111,809 shares of common stock remained reserved at December 31, 2009 for future grants under the plan. Employees purchased 22,882, 6,199 and 5,447 shares at a weighted average price of $20.36, $25.59 and $27.45 per share in 2009, 2008 and 2007, respectively. During 1998, the Corporation implemented a Dividend Reinvestment Plan under which 1,045,335 shares of common stock have been reserved for issuance to shareholders enrolled in the plan.

Shares of common stock registered and available for issuance through approved plans at December 31, 2009 are as follows:

Number of Shares
Stock option plans	157,336
Employee stock purchase plan	111,809
Dividend reinvestment plan	746,959

Total registered shares	1,016,104

NOTE 11.	INCOME TAXES

Orrstown Financial Services, Inc. files income tax returns in the U.S. federal jurisdiction and the State of Pennsylvania. Orrstown Bank also files an income tax return in the State of Maryland. With few exceptions, the Corporation is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2006. Orrstown Financial Services, Inc. adopted the provisions of generally accepted accounting principles, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

Included in the balance sheet at December 31, 2009 and 2008, are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of federal income tax expense are summarized as follows:

(Dollars in thousands)	2009	2008	2007
Current year provision	$4,968	$6,149	$5,679
Deferred income taxes (benefits)	(918)	(667)	(482)

Net federal income tax expense	$4,050	$5,482	$5,197

Federal income taxes were computed after reducing pretax accounting income for non-taxable income in the amount of $3,140,000, $2,545,000 and $2,527,000 for 2009, 2008 and 2007, respectively.

A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

	2009	2008	2007
Federal income tax rate	35.0%	35.0%	35.0%
Reduction resulting from nontaxable income and tax credits	11.8%	5.5%	5.7%

Effective income tax rate	23.2%	29.5%	29.3%

Federal income tax credits recognized: (Dollars in thousands)	2009	2008	2007
Low income housing credits	$424	$301	$94
Historic tax credits	620	0	0

Total	$1,044	$301	$94

Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation, unrealized securities gains, unrealized derivative gains and deductible amortization expense of intangibles and purchase accounting adjustments. Deferred tax assets have been provided for deductible temporary differences related to unrealized securities losses, unrealized derivative losses, allowance for loan losses, asset impairment, deferred compensation, stock options, capitalized merger expenses and retirement plans. The Corporation recorded a valuation allowance for deferred tax assets of $100,000 at December 31, 2009 and 2008.

The net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets includes the following significant components:

(Dollars in thousands)	2009	2008
Deferred tax assets
Allowance for loan losses	$3,810	$2,438
Less valuation allowance	(100)	(100)

Net allowance for loan losses	3,710	2,338

Deferred compensation	391	391
Stock options expense	219	178
Retirement plans and salary continuation	1,070	959
Net unrealized losses on securities available for sale	269	0
Unrealized losses on derivatives	1	0
Other	13	43

Total deferred tax assets	5,673	3,909

Deferred tax liabilities
Net unrealized (gains) on securities available for sale	0	(278)
Depreciation	(1,628)	(1,026)
Goodwill	(147)	(117)
Purchase accounting adjustments	(851)	(906)
Unrealized (gains) on derivatives	0	(448)

Total deferred tax liabilities	(2,626)	(2,775)

Net deferred tax asset	$3,047	$1,134

NOTE 12.	DEPOSITS

Interest bearing checking account products with balances totaling $209.4 million and $153.7 million are included in interest bearing deposits at December 31, 2009 and 2008, respectively. Also included in interest bearing deposits at December 31, 2009 and 2008 are money market account products with balances totaling $143.2 million and $118.1 million, respectively. At December 31, 2009 and 2008, time deposits of $100,000 and over aggregated $165.9 million and $128.5 million, respectively. Interest expense on time deposits of $100,000 and over was $3,281,000, $3,897,000 and $5,872,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2010	$293,484
2011	60,568
2012	34,827
2013	4,498
2014	9,895
thereafter	6,783

$410,055

The Corporation accepts deposits of the officers and directors of the Corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $911,000 and $1,042,000 at December 31, 2009 and 2008, respectively.

Total overdrafts of deposit accounts of $207,000 and $270,000 at December 31, 2009 and 2008, respectively, were reclassified as loans for financial reporting purposes.

NOTE 13.	LIABILITIES FOR BORROWED MONEY

The Bank participated in the Federal Reserve’s Term Auction Facility (TAF) during 2009. On auction dates, bids for either 28 day or 84 day funds were submitted and, if successful, the funds were received three days later. All 2009 bids were successful at 0.25% with the initial funding received March 26, 2009. The funds were secured primarily by pledged commercial loans and some U.S. agency securities.

Information concerning the use of TAF funds is summarized as follows:

(Dollars in thousands)	2009	2008
Balance at year end	$33,000	$—
Average balance during the year	20,244
Average interest rate during the year	0.25%
Maximum month-end balance during the year	33,000	—
Collateral underlying the facility at year end		—
Loans estimated fair value	39,622	—
Securities estimated fair value	$11,014	$—

Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date. The Corporation requires US treasury and agency issues to be held as underlying securities for repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

(Dollars in thousands)	2009	2008
Balance at year end	$64,614	$63,407
Average balance during the year	60,241	59,432
Average interest rate during the year	0.57%	1.69%
Maximum month-end balance during the year	74,293	83,889
Securities underlying the agreements at year-end:
Carrying value	74,816	81,528
Estimated fair value	$74,877	$82,625

At December 31, the Corporation had notes outstanding with the Federal Home Loan Bank of Pittsburgh as follows:

(Dollars in thousands)
2009	2008	Maturity Date Range	Interest Rate Range	Potentially Convertible to Adjustable Rate	Frequency & Basis for Adjustable Rate
$11,050	$12,506	5/10 - 12/25	2.85% - 4.86%		Fixed Rate (Amortizing)
20,000	30,000	9/11 - 11/11	1.15% - 1.80%	Immediately(1)	Adjustable Rate, Prime less a spread
5,000	5,000	02/12	4.70%	02/17/04(2)	Adjustable Rate
28,350	70,350	1/10 - 4/20	2.62% - 7.40%		Fixed Rate

$64,400	$117,856

(1)	The rates are adjustable based on market rates.
(2)	The 3 month LIBOR is evaluated quarterly and the loan converts to an adjustable rate if the 3 month LIBOR is greater than 8%. The rate would then adjust quarterly based on 3 month LIBOR plus .20%.

Interest rates are fixed for a majority of borrowings, some of the notes are adjustable based on current market rates and one can convert to an adjustable rate. Except for amortizing loans, interest only is paid on a quarterly basis. The notes contain prepayment penalty charges, but management has no intention to pay off early.

The aggregate amount of future principal payments required on these borrowings at December 31, 2009 is as follows:

(Dollars in thousands)
2010	29,336
2011	21,266
2012	6,328
2013	1,394
2014	1,265
Thereafter	4,811

$64,400

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and, as such, can take advantage of the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances, lines and letters of credit from the FHLB are collateralized by first mortgage loans and securities. Collateral for all outstanding advances, lines and letters of credit consisted of the Banks’ 1-4 family mortgage loans totaling $455.0 million and $435.0 million at December 31, 2009 and 2008, respectively. Orrstown Bank had additional availability of $349.8 million and $263.7 million at the FHLB on December 31, 2009 and 2008, respectively, based on qualifying collateral.

Orrstown Bank has available a line of credit with Atlantic Central Bankers Bank (ACBB) of $10.0 million at December 31, 2009 and 2008. The ACBB line of credit is unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under these lines of credit at December 31, 2009 and 2008.

Orrstown Bank has an $18.0 million available line of credit with a correspondent bank at December 31, 2009 and 2008. The line of credit is unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under this line of credit at December 31, 2009 and 2008.

At December 31, 2009 and 2008, the Parent Company had a $5 million unsecured line of credit with a correspondent bank. At December 31, 2009 and 2008, $300,000 and $600,000 was borrowed against this line, respectively.

Also included in other borrowed funds are borrowings against certain life insurance policies that are used to fund deferred compensation benefits for certain directors. Interest rates are fixed at 8%. Collateral is the cash surrender value of the policies as disclosed in Note 9. The total balance of these loans was $458,000 and $431,000 at December 31, 2009 and 2008, respectively.

Total interest expense on borrowed funds charged to operations was $4,019,000, $5,387,000 and $4,337,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 14.	ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The following are the condensed balance sheets, income statements and statements of cash flows for the parent company:

BALANCE SHEETS	At December 31,
(Dollars in thousands)	2009	2008
Assets
Cash	$897	$110
Securities available for sale	1,581	1,334
Investment in wholly-owned subsidiaries	108,232	101,653
Deferred taxes	372	462
Other assets	116	421

Total assets	$111,198	$103,980

Liabilities
Other liabilities	$12	$33
Short-term borrowings	300	600

Total liabilities	312	633

Shareholders’ Equity
Common stock, no par value—$ .05205 stated value per share
50,000,000 shares authorized with 6,469,508 shares issued at
December 31, 2009; 6,455,123 shares issued at December 31, 2008	337	336
Additional paid-in capital	82,895	82,555
Retained earnings	28,857	21,120
Accumulated other comprehensive income (loss)	(501)	1,369
Treasury stock—common, at cost 26,313 shares in 2009; 69,457 shares in 2008	(702)	(2,033)

Total shareholders’ equity	110,886	103,347

Total liabilities and shareholders’ equity	$111,198	$103,980

NOTE 14.	ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

INCOME STATEMENTS	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Income
Dividends from wholly-owned subsidiaries	$5,155	$7,075	$5,800
Other interest and dividend income	36	81	84
Other income	46	35	13
Non-recurring revenue	0	0	219
Gain (loss) on sale of investment securities	(4)	(27)	69

Total income	5,233	7,164	6,185

Expenses
Interest on borrowings	7	9	63
Stock option expense	117	123	161
Security impairment expense	36	84	0
Other expenses	532	415	382

Total expenses	692	631	606

Income before income taxes and equity in undistributed income of subsidiaries	4,541	6,533	5,579
Income tax (benefit)	(139)	(173)	(230)

Income before equity in undistributed income of subsidiaries	4,680	6,706	5,809

Equity in undistributed income of subsidiaries
Net income of subsidiaries	13,848	13,472	12,549
Less: dividends	(5,155)	(7,075)	(5,800)

Equity in undistributed income of subsidiaries	8,693	6,397	6,749

Net income	$13,373	$13,103	$12,558

NOTE 14.	ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$13,373	$13,103	$12,558
Adjustments to reconcile net income to cash provided by operating activities:
Investment securities (gains) losses	4	27	(69)
Net (gain) on sale of investment in affiliate	0	0	(219)
Security impairment losses	36	84	0
Stock based compensation	117	123	161
Equity in undistributed income of subsidiary	(8,693)	(6,397)	(6,749)
Increase (decrease) in other liabilities	(21)	19	(107)
(Increase) decrease in other assets	266	(185)	(163)

Net cash provided by operating activities	5,082	6,774	5,412

Cash flows from investing activities:
Purchase of available for sale securities	(790)	(1,770)	(579)
Sales of available for sale securities	876	1,943	459
Proceeds from divesting of affiliates	0	0	551

Net cash provided by investing activities	86	173	431

Cash flows from financing activities:
Net proceeds (payments) on debt	(300)	(450)	300
Dividends paid	(5,636)	(5,588)	(5,271)
Proceeds from issuance of common stock	296	39	39
Purchase of treasury stock	(71)	(1,376)	(937)
Net proceeds from issuance of treasury stock	1,330	383	149
Cash paid in lieu of fractional shares	0	0	(23)

Net cash (used) by financing activities	(4,381)	(6,992)	(5,743)

Net increase (decrease) in cash	787	(45)	100
Cash, beginning balance	110	155	55

Cash, ending balance	$897	$110	$155

NOTE 15.	REGULATORY MATTERS

Dividends paid by Orrstown Financial Services, Inc., are generally provided from the subsidiary bank’s dividends to the parent company. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the bank’s surplus or additional paid-in capital be equal to the amount of capital stock. The Bank carries capital in excess of capital requirements. Orrstown Bank has a balance of $68.3 million in its retained earnings at December 31, 2009, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its “Financial Holding Company” status, all banking subsidiaries must maintain a well capitalized status. Orrstown Financial Services’ balance of retained earnings at December 31, 2009 is $28.9 million and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. In 2009 The Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial conditions; or the bank holding company will not meet, or is in danger of meeting its minimum regulatory capital adequacy ratios.

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

A comparison of Orrstown Financial Services’ capital ratios to regulatory minimums at December 31 is as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total capital (to risk weighted assets)	99,781	11.4%	69,998	8%	87,497	10%
Tier 1 capital (to risk weighted assets)	88,714	10.1%	34,999	4%	52,498	6%
Tier 1 capital (to average leveraged assets)	88,714	7.6%	46,562	4%	58,203	5%

As of December 31, 2008
Total capital (to risk weighted assets)	86,091	10.9%	63,128	8%	78,910	10%
Tier 1 capital (to risk weighted assets)	78,951	10.0%	31,564	4%	47,346	6%
Tier 1 capital (to average leveraged assets)	78,951	7.9%	39,793	4%	49,741	5%

As of December 31, 2009, the most recent notification from the Federal Reserve Board categorized the Corporation as well-capitalized under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since notification that would alter their well-capitalized classification.

Due to recent economic conditions, recent bank failures, and the possibility of future bank failures, the FDIC changed its formulas to calculate the rates charged to banks to cover federally insured depositors during 2009, which resulted in significant increases in FDIC assessments to banks. As part of the change, FDIC also required banks to prepay their assessments for the next three years by December 2009 with the assessments to be charged to expense quarterly over the three year time period based on projected customer deposit balances and assessment rates. Any adjustments to assessments will be made at the end of the three year period. FDIC assessments for the years ended December 31, 2009, 2008, and 2007 were $1,278,000, $296,000 and $113,000, respectively. The prepaid balance of FDIC premiums was $4,489,000 at December 31, 2009 and is included in other assets on the balance sheet. FDIC assessment expense is expected to be approximately $1,347,000 in 2010.

NOTE 16.	LEASES

The Corporation leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under agreements which expire at various times from 2010 through 2024. Total rent expense charged to operations in connection with these leases was $298,000, $299,000 and $317,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The total minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2009 are as follows:

(Dollars in thousands)	Due in the Year Ending December 31,
2010	$260
2011	183
2012	108
2013	111
2014	114
Thereafter	657

$1,433

NOTE 17.	COMPENSATING BALANCE ARRANGEMENTS

The Corporation maintains deposit balances at several correspondent banks which provide check collection and item processing services to the Corporation. The balances with these correspondent banks, at times, exceed federally insured limits; management considers this to be a normal business risk.

For Orrstown Bank, the required deposit balance at the Federal Reserve was $65,000 at both December 31, 2009 and 2008. The required deposit balance at ACBB was $540,000 at both December 31, 2009 and 2008.

NOTE 18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation’s financial instruments were as follows at December 31:

	2009		2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash, due from banks, and short-term investments	$20,929	$20,929	$13,280	$13,280
Federal funds sold	8,000	8,000	13,933	13,933
Securities available for sale	196,253	196,253	120,640	120,640
Restricted bank stocks	8,056	8,056	7,713	7,713
Interest rate swaps	118	118	1,279	1,279
Loans	881,074		820,468
Allowance for loan losses	(11,067)		(7,140)

Net loans	870,007	858,975	813,328	795,351
Accrued interest receivable	4,605	4,605	3,983	3,983

Total financial assets	$1,107,968	$1,096,936	$974,156	$956,179

Financial Liabilities
Deposits	$915,170	$918,763	$757,368	$761,097
Short-term borrowed funds	97,914	97,914	64,007	64,007
Long-term borrowed funds	64,858	65,382	118,287	121,331
Accrued interest payable	1,040	1,040	1,165	1,165

Total financial liabilities	$1,078,982	$1,083,099	$940,827	$947,600

NOTE 19. FAIR VALUE MEASUREMENTS

Fair Value Measurements under generally accepted accounting principles defines fair value, describes a framework for measuring fair value, and requires disclosures about fair value measurements by establishing a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value.

The three levels are defined as follows: Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market for the asset or liability, for substantially the full term of the financial instrument. Level 3—the valuation methodology is derived from model-based techniques in which at least one significant input is unobservable to the fair value measurement and based on the Corporation’s own assumptions about market participants’ assumptions.

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

A summary of assets at December 31, 2009 and 2008 measured at estimated fair value on a recurring basis is as follows:

	2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$1,334	$194,919	$0	$196,253
Interest rate swaps	0	118	0	118

Total assets	$1,334	$195,037	$0	$196,371

	2008
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$1,129	$119,511	$0	$120,640
Interest rate swaps	0	1,279	0	1,279

Total assets	$1,129	$120,790	$0	$121,919

The corporation had no liabilities reflected at estimated fair value at December 31, 2009 or 2008.

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Corporation to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans typically consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. At December 31, 2009 and 2008, loans held for sale were included in total loans on the balance sheet and were recorded at cost, which approximates their fair value.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is older than two years, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $4,801,000 and $18,000 at December 31, 2009 and 2008, respectively.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at the lower of cost or fair value less cost to sell. Write-downs related to OREO properties were $284,000 for the year ended December 31, 2009. Write-downs for the year ended December 31, 2008 were insignificant.

Goodwill and Intangible Assets

Goodwill is valued at the fair value of the assets and liabilities at the time of purchase. Intangible assets are valued based on the purchase price agreed to at the time of purchase.

A summary of assets at December 31, 2009 and 2008 measured at fair value on a nonrecurring basis is as follows:

	December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Impaired loans, net	$0	$0	$19,702	$10,702
OREO	0	1,065	0	1,065

	December 31, 2008
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Goodwill purchased	$0	$0	$52	$52
Identifiable intangible assets purchased	0	0	17	17
Impaired loans, net	0	0	18	18
OREO	0	608	0	608

NOTE 20.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill totaling $52,000 and $38,000 was acquired in 2008 and 2007, respectively. No impairment losses have been recognized on intangibles.

The identifiable intangible assets that are related to acquisitions of customer lists and other intangibles are amortized on a straight-line basis over fifteen years, and the core deposit intangibles are amortized on a straight-line basis over ten years.

The following table shows the amount of goodwill and intangible assets on the balance sheet at December 31:

	Gross Amount	Accumulated Amortization	Net Amount
(Dollars in thousands)	2009
Goodwill	$19,447	$0	$19,447
Identifiable intangible assets:
Deposit premiums	2,348	1,245	1,103
Customer list	581	195	386
Other	63	63	0

Total identifiable intangible assets	$2,992	$1,503	$1,489

	2008
Goodwill	$19,447	$0	$19,447

Identifiable intangible assets:
Deposit premiums	2,348	1,033	1,315
Customer list	581	157	424
Other	63	63	0

Total identifiable intangible assets	$2,992	$1,253	$1,739

	2007
Goodwill	$19,395	$0	$19,395

Identifiable intangible assets:
Deposit premiums	2,348	821	1,527
Customer list	565	119	446
Other	62	62	0

Total identifiable intangible assets	$2,975	$1,002	$1,973

Amortization expense was $251,000, $251,000, and $250,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The estimated aggregate amortization expense for the next five years is as follows:

(Dollars in thousands)
2010	$237
2011	210
2012	210
2013	210
2014	208

$1,075

NOTE 21.	INVESTMENT IN LIMITED PARTNERSHIPS

During 1999, the Bank invested $241,000 and became a 99% limited partner in the Brethren House Limited Partnership, a low income housing project. Investment tax credits for this project of $30,000 per year will expire in 2010.

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

The Newport Senior Housing Project was placed in service in October 2008 and was completed in 2009. The Bank contributed $275,000 to this project on January 25, 2007. Subsequently, the Bank paid an additional $1,027,000 in January 2009 and committed to pay an additional $586,000 when Form 8609 is received. The Newport Senior Housing project generated $620,000 of historic tax credits that were recognized in 2009.

These limited partnerships, which are primarily low income housing projects, located in Newport, Mechanicsburg, and Carlisle, Pennsylvania, will entitle the Corporation to substantial annual tax deductions and credits that will expire through 2018. During the years ended December 31, 2009, 2008, and 2007, the Corporation recognized $424,000, $301,000, and $94,000 respectively, in federal tax credits from the four projects combined.

The Bank’s recorded investment in these partnerships totaled $3.2 million and $2.2 million at December 31, 2009 and 2008, respectively, and is included in other assets on the balance sheet. The investments are amortized over a period of 15 years. Losses of $315,000, $244,000, and $75,000 were recorded for the years ended December 31, 2009, 2008, and 2007 respectively.

NOTE 22.	STOCK REPURCHASE PLAN

On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares, as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of December 31, 2009, 97,890 shares have been purchased under the program.

NOTE 23.	SUBSEQUENT EVENTS

Generally accepted accounting principles, Subsequent Events establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between December 31, 2009 through March 15, 2010, the date these financial statements were issued. Management has identified the following as subsequent events:

On January 21, 2010, the Company, and its wholly-owned subsidiary, Orrstown Bank, entered into Executive Employment Agreements, effective as of December 31, 2009, with Philip E. Fague, Executive Vice President and Chief Mortgage, Consumer and Investment Officer; Jeffrey W. Embly, Executive Vice President and Chief Credit Officer; and Jeffrey S. Gayman, Senior Vice President and Senior Lender. The terms and conditions of the Executive Employment Agreements are the same for each executive, except for the respective amounts of base salary. The Executive Employment Agreements provide for two (2) year terms to expire December 31, 2011 and an initial annual base salary at a rate of $195,000 per year for Mr. Fague; $195,000 per year for Mr. Embly; and $145,400 per year for Mr. Gayman. Under the Executive Employment Agreement, each executive is eligible to receive annual incentive payments as determined by the Compensation Committee of the Bank under the Company’s Executive Incentive Plan and equity incentive awards under the Company’s equity-based compensation plans, and is eligible to participate in any retirement plan, deferred compensation plan, welfare benefit plan or other benefit program in which the senior executive officers of the Bank are eligible to participate.

On January 28, 2010, the Board of Directors of Orrstown Financial Services, Inc. adopted an amendment to its Articles of Incorporation that added a new Article 13 which permits the Corporation to issue uncertificated shares. The amendment was adopted in order to clarify the authority of the Corporation to issue uncertificated shares. The amendment was effective upon the filing of Articles of Amendment with the Pennsylvania Department of State, which occurred on January 28, 2010. Also on January 28, 2010, the Board of Directors of the Corporation amended Article V of its By-Laws by adding thereto a new Section 5.5 to provide for uncertificated shares and specifying a statutorily required notice to be given to registered owners of uncertificated shares upon issuance or transfer thereof.

On February 9, 2010, Orrstown Financial Services, Inc. announced that it had filed a shelf registration statement on Form S-3 with the “SEC”. The registration statement was declared effective by the SEC on February 23, 2010 and will allow the Company to raise capital from time to time, up to an aggregate of $80 million, through the sale of the Company’s common stock, preferred stock, debt securities, warrants and other securities. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement to be filed with the SEC at such time.

ITEM 9—CHANGES IN, AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on such evaluation, such officers have concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2009 in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms. Management’s Report on internal control over financial reporting for December 31, 2009 is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A. The audit report of the registered public accounting firm on internal control over financial reporting is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A. There have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER	INFORMATION

The Corporation had no other events that should have been disclosed on form 8K that were not already disclosed on such forms.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Corporation’s Code of Ethics for Senior Financial Officers is available on Orrstown Bank’s website at http://www.orrstown.com.

All other information required by Item 10, is incorporated, by reference, from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1—Election of Directors—Biographical Summaries of Nominees and Directors; Information About Executive Officers and Other Significant Employees; Section 16(a) Beneficial Ownership Reporting Compliance; and Proposal 1—Election of Directors—Nomination of Directors, and Board Structure, Committees and Meeting Attendance.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1—Election of Directors—Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	287,252	29.98	127,193
Equity compensation plan not approved by security holders(1)	35,680	24.92	30,143

Total	322,932	29.42	157,336

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

All other information required by Item 12 is incorporated, by reference, from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Management.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1—Election of Directors—Director Independence, and Transactions with Management.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Independent Registered Public Accounting Firm.

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

(3)—Exhibits

3.1	Articles of incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2009.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed January 29, 2009.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

(i)	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1.

(ii)	By-laws as amended, incorporated by reference to Exhibit 3.2.

10.1(a)	Form of Change in Control Agreement for selected officers—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.1(b)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1(b) of the Registrant’s Form 10-K filed March 12, 2009.

10.2(a)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Kenneth R. Shoemaker—filed herewith

10.2(b)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Phillip E. Fague—filed herewith

10.2(c)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Bradley S. Everly—filed herewith

10.2(d)	Salary Continuation Agreement between Orrstown Bank and Jeffrey W. Embly—filed herewith

10.2(e)	Salary Continuation Agreement between Orrstown Bank and Barb Brobst—filed herewith

10.2(f)	Salary Continuation Agreement between Orrstown Bank and Benjamin S. Stoops—filed herewith

10.2(g)	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr.—incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010

10.3	Officer group term replacement plan for selected officers—incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999

10.4(a)	Director Retirement Agreement, as amended, between Orrstown Bank and Anthony F. Ceddia—filed herewith

10.4(b)	Director Retirement Agreement, as amended, between Orrstown Bank and Jeffrey W. Coy—filed herewith

10.4(c)	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh—filed herewith

10.4(d)	Director Retirement Agreement, as amended, between Orrstown Bank and Gregory A. Rosenberry—filed herewith

10.4(e)	Director Retirement Agreement, as amended, between Orrstown Bank and Kenneth R. Shoemaker—filed herewith
10.4(f)	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke—filed herewith

10.4(g)	Director Retirement Agreement, as amended, between Orrstown Bank and John S. Ward—filed herewith

10.4(h)	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger—filed herewith

10.5	Revenue neutral retirement plan—incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1999

10.6	Non-employee director stock option plan of 2000—incorporated by reference to the Registrant’s registration statement on Form S-8 dated April 11, 2000

10.7	Employee stock option plan of 2000—incorporated by reference to the Registrant’s registration statement on Form S-8 dated March 31, 2000

10.8	Description of Executive Incentive Plan incorporated by reference to the Registrant’s definitive schedule 14A proxy statement for the 2010 Annual Meeting.

10.9	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Kenneth R. Shoemaker—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.10	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K filed March 12, 2009.

10.11	Brick Plan—Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger—filed herewith

10.12	Form of Executive Employment Agreement for selected officers—incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 22, 2010.

10.13(a)	Director/Executive Officer Deferred Compensation Plan—filed herewith

10.13(b)	Trust Agreement for Director/Executive Officer Deferred Compensation Plan—filed herewith

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant - filed herewith

23.1	Consent of independent auditors - filed herewith

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer)—filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer)—filed herewith

32.1	Section 1350 Certifications (Chief Executive Officer)—filed herewith

32.2	Section 1350 Certifications (Chief Financial Officer)—filed herewith

All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits—The exhibits to this Form 10-K begin on page 85.

(c) Financial statement schedules—None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 15, 2010	By:	/S/ THOMAS R. QUINN, JR.
Thomas R. Quinn, Jr., President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS R. QUINN, JR Thomas R. Quinn, Jr	President and CEO (Principal Executive Officer) And Director	March 15, 2010

/S/ BRADLEY S. EVERLY Bradley S. Everly	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010

/S/ JOEL R. ZULLINGER Joel R. Zullinger	Chairman of the Board and Director	March 15, 2010

/S/ JEFFREY W. COY Jeffrey W. Coy	Vice Chairman of the Board and Director	March 15, 2010

/S/ KENNETH R. SHOEMAKER Kenneth R. Shoemaker	Secretary	March 15, 2010

/S/ ANTHONY F. CEDDIA Dr. Anthony F. Ceddia	Director	March 15, 2010

/S/ MARK KELLER Mark Keller	Director	March 15, 2010

/S/ ANDREA PUGH Andrea Pugh	Director	March 15, 2010

/S/ GREGORY A. ROSENBERRY Gregory A. Rosenberry	Director	March 15, 2010

/S/ GLENN W. SNOKE Glenn W. Snoke	Director	March 15, 2010

/S/ JOHN S. WARD John S. Ward	Director	March 15, 2010