Form 10-Q
period 2010-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2010-05-07
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer: and “smaller reporting company” in Rule 12b – 2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b – 2 of the Exchange Act).

    YES  ☐    NO   ☒

As of March 31, 2010, 7,943,000 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	(Unaudited) March 31, 2010	(Audited) * December 31, 2009
ASSETS
Cash and due from banks	$14,639	$13,940
Federal funds sold	52,330	8,000

Cash and cash equivalents	66,969	21,940

Short-term investments	6,400	6,388
Interest bearing deposits with banks	644	601
Member stock, at cost which approximates market value	8,056	8,056
Securities available for sale	253,155	196,253

Loans	898,276	881,074
Allowance for loan losses	(12,020)	(11,067)

Net Loans	886,256	870,007

Premises and equipment, net	28,939	29,601
Goodwill and intangible assets	20,873	20,938
Cash surrender value of life insurance	21,883	21,204
Accrued interest receivable	4,714	4,605
Other assets	18,149	16,839

Total assets	$1,316,038	$1,196,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$94,918	$90,676
Interest bearing	902,757	824,494

Total deposits	997,675	915,170

Short-term borrowings	110,213	97,914
Long-term debt	47,484	64,858
Accrued interest payable	999	1,040
Other liabilities	7,685	6,564

Total liabilities	1,164,056	1,085,546

Common stock, no par value—$ .05205 stated value per share; 50,000,000 shares authorized; 7,950,989 and 6,469,508 shares issued	414	337
Additional paid-in capital	120,379	82,895
Retained earnings	30,846	28,857
Accumulated other comprehensive income (loss)	584	(501)
Treasury stock, 7,989 and 26,313 shares, at cost	(241)	(702)

Total shareholders’ equity	151,982	110,886

Total liabilities and shareholders’ equity	$1,316,038	$1,196,432

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2010	March 2009

INTEREST INCOME
Interest and fees on loans	$11,839	$11,415
Interest and dividends on investment securities	1,914	1,142
Interest on short-term investments	30	20

Total interest income	13,783	12,577

INTEREST EXPENSE
Interest on deposits	2,680	3,391
Interest on short-term borrowings	164	85
Interest on long-term debt	442	1,079

Total interest expense	3,286	4,555

Net interest income	10,497	8,022
Provision for loan losses	1,420	215

Net interest income after provision for loan losses	9,077	7,807

OTHER INCOME
Service charges on deposits	1,696	1,511
Other service charges	840	1,047
Trust department income	730	649
Brokerage income	403	285
Other income	406	312
Securities gains	398	165

Total other income	4,473	3,969

OTHER EXPENSES
Salaries and employee benefits	4,832	4,271
Occupancy and equipment	1,203	1,214
Data processing	294	247
Advertising	91	113
Security impairment expense	0	36
Other operating expense	2,366	1,796

Total other expense	8,786	7,677

Income before income taxes	4,764	4,099
Income tax expense	1,358	1,074

Net income	$3,406	$3,025

PER SHARE DATA
Basic earnings per share	$0.52	$0.47
Diluted earnings per share	$0.50	$0.45
Dividends per share	$0.22	$0.22

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Beginning Balance, January 1, 2009	$336	$82,555	$21,120	$1,369	$(2,033)	$103,347

Comprehensive income
Net income	0	0	3,025	0	0	3,025
Net unrealized securities gains	0	0	0	163	0	163
Net unrealized loss on derivatives	0	0	0	(27)	0	(27)

Comprehensive income						3,161

Cash dividends ($.22 per share)	0	0	(1,406)	0	0	(1,406)

Balance, March 31, 2009	$336	$82,555	$22,739	$1,505	$(2,033)	$105,102

Beginning Balance, January 1, 2010	$337	$82,895	$28,857	$(501)	$(702)	$110,886

Comprehensive income
Net income	0	0	3,406	0	0	3,406
Net unrealized securities gains	0	0	0	681	0	681
Net unrealized gains on derivatives	0	0	0	404	0	404

Comprehensive income						4,491

Cash dividends ($.22 per share)	0	0	(1,417)	0	0	(1,417)
Issuance of treasury stock (18,324 shares)	0	11	0	0	461	472
Proceeds from issuance of common stock (1,481,481 shares)	77	37,473	0	0	0	37,550

Balance, March 31, 2010	$414	$120,379	$30,846	$584	$(241)	$151,982

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2010	March 2009

COMPREHENSIVE INCOME
Net Income	$3,406	$3,025

Other comprehensive income, net of tax
Unrealized gain on investment securities available for sale	681	163
Unrealized gain (loss) on rate swaps	404	(27)

Comprehensive Income	$4,491	$3,161

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	March 2010	March 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,406	$3,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,098	809
Provision for loan losses	1,420	215
Net (gain) loss on disposal of other real estate owned	(8)	4
Net (gain) on disposal of bank premises and equipment	(119)	0
Realized gain on interest rate swap	(28)	(27)
Investment securities (gains)	(398)	(165)
Securities impairment loss	0	36
Other, net	(399)	(915)

Net cash provided by operating activities	4,972	2,982

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in interest bearing deposits with banks and short term investments	(55)	(327)
Purchases of available for sale securities	(115,566)	(45,895)
Sales and maturities of available for sale securities	59,706	25,201
Proceeds from disposal of other real estate owned	199	204
Proceeds from disposal of bank premises and equipment	373	0
Net (increase) in loans	(17,669)	(7,614)
Purchases of bank premises and equipment	(143)	(116)
Other, net	(823)	(1,199)

Net cash (used) by investing activities	(73,978)	(29,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	82,505	24,708
Dividends paid	(1,417)	(1,406)
Net proceeds from issuance of common stock	37,550	0
Net proceeds from issuance of treasury stock	472	0
Net change in short-term borrowings	12,299	11,906
Repayment of long-term borrowings	(17,374)	(5,358)

Net cash provided by financing activities	114,035	29,850

Net increase in cash and cash equivalents	45,029	3,086
Cash and cash equivalents at beginning of period	21,940	26,804

Cash and cash equivalents at end of period	$66,969	$29,890

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,327	$4,442
Income Taxes	2,000	0

Supplemental schedule of noncash investing and financing activities:
Unrealized gain on investments available for sale (net of deferred taxes of $367 and $99 at March 31, 2010 and 2009, respectively)	681	163
Unrealized gain (loss) on rate swaps (net of deferred taxes of
$216 and ($15) at March 31, 2010 and 2009, respectively)	404	(27)

Other real estate acquired in settlement of loans	0	163

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Corporation) and its subsidiary are presented at and for the three months ended March 31, 2010 and 2009 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2009 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2009.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Corporation has classified all of its investment securities as “available for sale”. Short-term investments consist of certificates of deposits with banks.

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component (“accumulated other comprehensive income”) of shareholders’ equity until realized. Other-than-temporary impairment (OTTI) loss is recognized in earnings through the income statement in the period in which OTTI loss is taken, except for the non-credit component of OTTI losses on debt securities, which are recognized in other comprehensive income. Purchase premiums and discounts are recognized in interest income over the terms of the securities using the interest method over the period to maturity.

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

Earnings per share for the three months ended March 31, have been computed as follows:

	Three Months Ended
(In Thousands, except per share data)	March 2010	March 2009

Net Income	$3,406	$3,025

Weighted average shares outstanding (basic)	6,498	6,386
Impact of common stock equivalents	322	337

Weighted average shares outstanding (diluted)	6,820	6,723

Per share information:
Basic earnings per share	$0.52	$0.47
Diluted earnings per share	$0.50	$0.45

Derivative Instruments and Hedging Activities

Generally accepted accounting principles require that all derivatives be recognized in the Consolidated Financial Statements at their fair values. On the dates that derivative contracts are entered into, the Corporation designates derivatives as (a) hedges of fair values of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedges); (b) hedges of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedges) or (c) instruments that are held for trading or non-hedging purposes (trading or economic-hedging instruments). For a derivative treated as a fair-value hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item. The ineffective portion of the fair-value hedge is recognized in current period earnings. Upon termination of a fair-value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a trading or economic hedging instrument, changes in fair value are reported in current period earnings. Fair values are determined based upon quoted market prices and mathematical models using current and historical data.

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

The Corporation follows generally accepted accounting principles, “Disclosures about Derivative Instruments and Hedging Activities”, which includes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

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

The effects of derivative instruments on the Financial Statements for March 31, 2010 and December 31, 2009, are as follows:

Asset Derivatives at dates shown:

(Dollars in thousands)	March 31, 2010
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Estimated Net Fair Value	Expiration Date	Fixed Rate
Interest rate swap - 4 year cash flow	$30,000	$496	other assets	11/26/2012	4.97%
Interest rate swap - 5 year cash flow	20,000	297	other assets	11/26/2013	5.28%
Interest rate swap - 4 year cash flow	10,000	(26)	other assets	05/27/2013	4.54%

	$60,000	$767			5.00%

(Dollars in thousands)	December 31, 2009
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value Balance Sheet Location	Estimated Net Fair Value	Expiration Date	Fixed Rate
Interest rate swap - 4 year cash flow	$30,000	$225	other assets	11/26/2012	4.97%
Interest rate swap - 5 year cash flow	20,000	39	other assets	11/26/2013	5.28%
Interest rate swap - 4 year cash flow	10,000	(146)	other assets	05/27/2013	4.54%

	$60,000	$118			5.00%

For the quarters ended March 31, 2010 and 2009

(Dollars in thousands)
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2010	2009		2010	2009
Interest rate swap - 4 year cash flow	$254	15	Other income	$17	17
Interest rate swap - 5 year cash flow	246	(57)	Other income	11	10
Interest rate swap - 4 year cash flow	120	0	Other income	0	0

	$620	(42)		$28	27

Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Corporation adopted the new guidance in 2010 and has determined it will have no material impact on the consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of ASU 2009-15 did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of ASU 2010-02 did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of ASU 2010-04 did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The adoption of ASU 2010-05 did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Corporation has adopted ASU 2010-06 with no material impact on the consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-08 did not have a material impact on the consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The amendments are generally effective immediately, but with respect to the requirement that conduit obligors evaluate subsequent events through the date the financial statements are issued, the effective date is for interim or annual reporting periods ending after June 15, 2010. The Corporation has adopted ASU 2010-09 with no material impact on the consolidated financial statements.

Note 2: Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As March 31, 2010, $31,584,000 of performance standby letters of credit have been issued. The Corporation does not anticipate any losses as a result of these transactions.

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

The Corporation had no fair value liabilities at March 31, 2010 or December 31, 2009. A summary of assets at March 31, 2010 and December 31, 2009, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements

March 31, 2010
Securities available for sale:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$0	$86,115	$0	$86,115
Debt securities issued by states and political subdivisions	0	41,763	0	41,763
Government residential mortgage-backed securities	0	123,596	0	123,596

Total debt securities	$0	$251,474	$0	$251,474
Equity securities	1,416	265	0	1,681

Total securities	$1,416	$251,739	$0	$253,155
Interest rate swaps	0	767	0	767

Total assets	$1,416	$252,506	$0	$253,922

December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements

Securities available for sale:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$0	$119,416	$0	$119,416
Debt securities issued by states and political subdivisions	0	37,384	0	37,384
Government residential mortgage-backed securities	0	37,872	0	37,872

Total debt securities	$0	$194,672	$0	$194,672
Equity securities	1,334	247	0	1,581

Total securities	$1,334	$194,919	$0	$196,253
Interest rate swaps	0	118	0	118

Total assets	$1,334	$195,037	$0	$196,371

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

The following describes the valuation techniques used by the Corporation to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans typically consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. At March 31, 2010 and December 31, 2009, loans held for sale were included in total loans on the balance sheet and were recorded at cost, which approximates their fair value.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the

Corporation using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is older than two years, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $6,197,000 and $4,801,000 at March 31, 2010 and December 31, 2009, respectively.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at the lower of cost or fair value less cost to sell. There were no OREO write-downs for the quarter ended March 31, 2010.

March 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements

Impaired loans, net	$0	$0	$19,577	$19,577
OREO	0	873	0	873
Loans held for sale	0	632	0	632

December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements

Impaired loans, net	$0	$0	$10,702	$10,702
OREO	0	1,065	0	1,065
Loans held for sale	0	594	0	594

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

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

Cash, Due from Banks, Short-Term Investments, Interest Bearing Deposits with Banks and Federal Funds Sold

The carrying amounts of cash, due from banks, short-term investments, interest bearing deposits with banks and federal funds sold approximate their fair value.

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

Restricted Bank Stock

These investments are carried at cost. The Corporation is required to maintain minimum investment balances in these stocks, which are not actively traded and therefore have no readily determinable market value.

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

The estimated fair values of the Corporation’s financial statements were as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets

Cash, due from banks, interest bearing deposits with banks and short-term investments	$21,683	$21,683	$20,929	$20,929
Federal funds sold	52,330	52,330	8,000	8,000
Securities available for sale	253,155	253,155	196,253	196,253
Restricted bank stocks	8,056	8,056	8,056	8,056
Interest rate swaps	767	767	118	118

Loans	898,276		881,074
Allowance for loan losses	(12,020)		(11,067)

Net loans	886,256	879,316	870,007	858,975
Accrued interest receivable	4,714	4,714	4,605	4,605

Total financial assets	$1,226,961	$1,220,021	$1,107,968	$1,096,936

Financial Liabilities
Deposits	$997,675	$999,812	$915,170	$918,763
Short-term borrowed funds	110,213	110,213	97,914	97,914
Long-term borrowed funds	47,484	47,767	64,858	65,382
Accrued interest payable	999	999	1,040	1,040

Total financial liabilities	$1,156,371	$1,158,791	$1,078,982	$1,083,099

Note 4: Investments

At March 31, 2010 and December 31, 2009 the investment securities portfolio was comprised of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at March 31, 2010 and December 31, 2009 were:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)	March 31, 2010

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$86,100	$368	$353	$86,115
Debt securities issued by states and political subdivisions	41,270	786	293	41,763
Government residential mortgage-backed securities	123,641	445	490	123,596
Equity securities	1,865	45	229	1,681

Totals	$252,876	$1,644	$1,365	$253,155

Short term investments	$6,400	$0	$0	$6,400

(Dollars in thousands)	December 31, 2009

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$120,772	$160	$1,516	$119,416
Debt securities issued by states and political subdivisions	36,867	760	243	37,384
Government residential mortgage-backed securities	37,489	637	253	37,873
Equity securities	1,894	2	316	1,580

Totals	$197,022	$1,559	$2,328	$196,253

Short term investments	$6,388	$0	$0	$6,388

Investment Security Unrealized Losses:

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)	March 31, 2010

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$38,484	$353	$0	$0	$38,484	$353
Debt securities issued by states and political subdivisions	10,281	110	453	183	10,734	293
Government residential mortgage-backed securities	92,037	490	0	0	92,037	490

Total debt securities	140,802	953	453	183	141,255	1,136
Equity securities	94	4	826	225	920	229

Total temporarily impaired securities	$140,896	$957	$1,279	$408	$142,175	$1,365

	December 31, 2009

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$96,673	$1,516	$0	$0	$96,673	$1,516
Debt securities issued by states and political subdivisions	9,889	98	483	145	10,372	243
Government residential mortgage-backed securities	10,913	253	0	0	10,913	253

Total debt securities	117,475	1,867	483	145	117,958	2,012
Equity securities	182	3	979	313	1,161	316

Total temporarily impaired securities	$117,657	$1,870	$1,462	$458	$119,119	$2,328

The previous table represents eighty-six investment securities at March 31, 2010, and ninety-eight investment securities at December 31, 2009 where the current fair value is less than the related amortized cost. Management believes the impairments to be temporary in all cases for both periods disclosed. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of being required to sell the investments.

At March 31, 2010, the Corporation held one state and political subdivision issue with a fair value less than the related amortized cost for twelve months or more. This is a California issue that is carrying a low market value due to the state’s economic issues. It does not reflect any deterioration of the credit worthiness of the issuing entity. As management intends to hold and it is more likely than not that management will not be required to sell this security for the foreseeable future, the decline is not deemed to be other than temporary. Twenty-eight marketable equity securities have unrealized losses for twelve months or more. Fourteen of these twenty-eight equity securities are financial institution securities; our overall approach to the bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Fourteen of the twenty-eight equity securities are non-financials or industrial securities; we continue to view these companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend, and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary.

At December 31, 2009, the Corporation held one state and political subdivision issue with a fair value less than the related amortized cost for twelve months or more. This is a California issue that is carrying a low market value due to the state’s economic issues. It does not reflect any deterioration of the credit worthiness of the issuing entity. As management intends to hold, and it is more likely, than not, that management will not be required to sell this security for the foreseeable future, the decline is not deemed to be other than temporary. Thirty-three marketable equity securities have unrealized losses for twelve months or more. Twelve of these thirty-three equity securities are financial institution securities; our overall approach to the bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Twenty-one of the thirty-three equity securities are non-financials or industrial securities; we continue to view these companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend, and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Corporation recorded $36,000 of equity securities impairment expense during the first quarter of 2009.

The amortized cost and fair values of investment securities available for sale and short term investments at March 31, 2010, by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Portfolio

	Available for Sale		Short Term Investments
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,144	$3,177	$3,672	$3,672
Due after one year through five years	29,317	29,574	2,728	2,728
Due after five years through ten years	67,130	67,146	0	0
Due after ten years	27,779	27,981	0	0
Government Backed Residential Mortgage Securities	123,641	123,596	0	0
Equity securities	1,865	1,681	0	0

	$252,876	$253,155	$6,400	$6,400

Proceeds from sales of securities available for sale for the quarters ended March 31, 2010 and 2009, were $51,968,000, and $2,168,000, respectively. Gross gains and losses on sales through March 31, 2010 were $695,000 and $297,000, respectively. Gross gains and losses on sales through March 31, 2009 were $165,000 and $0 respectively.

Securities with a market value of $145,809,000 and $143,984,000 at March 31, 2010, and December 31, 2009, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 5:

Shareholders’ Equity

On February 9, 2010, Orrstown Financial Services, Inc., filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission that provided the Corporation the ability to raise capital from time to time up to an aggregate of $80 million, through the sale of the Corporation’s stock , preferred stock, debt securities, warrants and other securities. During March 2010 the Corporation completed a public offering of 1,481,481 shares of common stock at a price of $27.00 per share for gross proceeds of approximately $40,000,000. Net proceeds of $37,550,000, after deducting underwriting commissions and expenses were received on March 29, 2010.

Note 6:

Subsequent Events

Generally accepted accounting principles, “Subsequent Events” establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Subsequent Events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Corporation evaluated the events and transactions that occurred through the date these financial statements were issued. The Corporation has not identified any events that require recognition or disclosure in the financial statements.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Corporation) is a financial holding Corporation with a wholly-owned bank subsidiary, Orrstown Bank. The following is a discussion of our consolidated financial condition at March 31, 2010 and results of operations for the three months ended March 31, 2010 and three months ended March 31, 2009. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Report, see “Important Factors Relating to Forward Looking Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,406,000 for the first quarter of 2010 compared to $3,025,000 for the same period in 2009, representing an increase of $381,000 or 12.6%. Basic earnings per share (EPS) increased $0.05 to $0.52 in the recent quarter from the $0.47 earned during the first quarter of 2009. Diluted earnings per share for the first quarter were $0.50 versus $0.45 last year.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

The following statistics compare the first quarter performance of 2010 to that of 2009:

	Three Months Ended
	March 2010	March 2009
Return on average assets	1.12%	1.15%
Return on average tangible assets	1.15%	1.19%
Return on average equity	12.18%	11.84%
Return on average tangible equity	15.12%	15.08%
Average equity / Average assets	9.17%	9.68%

Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible assets and return on average tangible equity are non-GAAP-based financial measures calculated using non-GAAP-based amounts. The most directly comparable GAAP-based measures are return on average assets and return on average equity, which are calculated using GAAP-based amounts. The Corporation calculates the return on average tangible assets and equity by excluding the balance of intangible assets and their related amortization expense from the calculation of return on average assets and equity. Management uses the return on average tangible assets and equity to assess the Company’s core operating results and believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies, which excluded goodwill and other intangible assets from the calculation of risk-based capital ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. A reconciliation of return on average assets and equity to the return on average tangible assets and equity, respectively, is set forth below.

For Quarter Ended:	March 31, 2010	March 31, 2009
Return on Average Assets (GAAP basis)	1.12%	1.15%
Effect of excluding average intangible assets and related amortization	0.03%	0.04%
Return on Average Tangible Assets	1.15%	1.19%
Return on Average Equity (GAAP basis)	12.18%	11.84%
Effect of excluding average intangible assets and related amortization	2.94%	3.24%
Return on Average Tangible Equity	15.12%	15.08%

Tangible book value per share is a non-GAAP-based financial measure calculated using non-GAAP-based amounts. The most directly comparable GAAP-based measure is book value per share of common stock. In order to calculate tangible book value per share, the Corporation’s management divides tangible common equity (a non-GAAP based financial measure calculated by subtracting intangible assets from common equity) by the number of shares of common stock outstanding. In contrast, book value per common share is calculated by dividing total shareholders’ equity by the number of shares of common stock outstanding. Management uses tangible book value per share because it believes such ratio is useful in understanding the Corporation’s capital position and ratios. A reconciliation of book value per share to tangible book value per share is set forth below.

(Dollars in thousands)	March 31, 2010	December 31, 2009
Common shareholder’s equity	$151,982	$110,886
Less: intangible assets	$20,873	$20,938

Tangible common equity	$131,109	$89,948

Book value per share	$19.13	$17.21
Less: intangible assets per share	$2.62	$3.25

Tangible book value per share	$16.51	$13.96

RESULTS OF OPERATIONS

Quarter ended March 31, 2010 compared to Quarter ended March 31, 2009

Net interest income for the first quarter of 2010 was $10,497,000 representing a growth of $2,475,000, or 30.9% over the $8,022,000 realized during the first quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the first quarter of 2010 and 2009 was $10,885,000 and $8,326,000, respectively. Net interest margin increased to 3.76% during the first quarter of 2010, an increase of 36 basis points from the first quarter of 2009, primarily as a result of lower overall cost of funds. Earning asset yields have declined 37 basis points versus first quarter 2009 but cost of funds has declined 73 basis points versus the same period. We have kept liabilities relatively short and taken advantage of the normal yield curve.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Three Months Ended
	March 2010			March 2009
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$23,711	$30	0.51%	$33,968	$20	0.24%
Investment securities	228,899	2,112	3.62%	123,027	1,294	4.21%
Total loans	890,065	12,026	5.38%	820,913	11,567	5.66%

Total interest-earning assets	1,142,675	14,168	4.92%	977,908	12,881	5.29%

Interest Bearing Liabilities:
Interest bearing demand deposits	$350,336	$681	0.79%	$282,967	$833	1.19%
Savings deposits	60,459	44	0.30%	60,512	64	0.43%
Time deposits	441,121	1,952	1.78%	350,625	2,494	2.88%
Short term borrowings	121,838	164	0.55%	61,471	85	0.56%
Long term borrowings	53,296	442	3.32%	117,861	1,079	3.66%

Total interest bearing liabilities	1,027,050	3,283	1.28%	873,436	4,555	2.11%

Overall cost of funds			1.16%			1.89%

Net interest income / net interest spread		$10,885	3.64%		$8,326	3.18%

Net interest margin			3.76%			3.40%

Net Interest Income

FTE net interest income totaled $14,168,000 for the first quarter of 2010 versus $12,881,000 for the same period last year, an increase of $1,287,000. This increase was achieved through a combination of rate and volume factors as our net interest margin has increased by 36 basis points versus first quarter 2009, and interest earning assets have increased by $164,767,000. The net interest margin increased primarily as a result of lower overall cost of funds. While our yields on interest earning assets have declined, we have seen a more rapid decrease in the cost of funds over this time frame. The overall cost of funds declined for the fifteenth consecutive month, to 1.16% for the first quarter of 2010 from 1.89% for the prior year quarter due to the lower interest rate environment, good available sources of funding and decision to maintain a relatively shorter duration position of the balance sheet than in the prior period.

Noninterest Income

Total noninterest income increased $504,000, or 12.7%, from $3,969,000 to $4,473,000. Net security gains during the first quarter 2010 were $398,000 compared to the $165,000 of net gains taken in the first quarter of 2009.

Service charges on deposits increased $185,000, or 12.2%, driven primarily by increases in service charges from the Mastermoney debit card program of $128,000 from the prior year first quarter. Other income had a net increase of $94,000, which included a $119,000 gain on the sale of a piece of real estate. These increases were offset by a decline in service charges on loans of $193,000, or 21.8% due primarily to a decrease in secondary market mortgage program income of $125,000.

Trust and brokerage income has increased approximately $200,000, or 21.4%, due to higher brokerage income. Trust assets under management have increased to $521 million from $336 million at March 31, 2009, due to an increase in the overall value of stocks in general, as well as an increase in the number of accounts under management.

Noninterest Expense

Other expenses rose from $7,677,000 during the first quarter of 2009 to $8,786,000 during the same period of 2010, an increase of $1,109,000, or 14.4%, due primarily to an increase in FDIC insurance expense of $435,000 from the first quarter of 2009. Salary expense increased by $322,000, or 11.3%, versus the prior year. Benefit expense increased by $239,000 over the prior year. Most operating expenses grew commensurate with the overall growth of the Corporation.

The overhead efficiency ratio for Orrstown Financial Services, Inc, is 58.22% for the first three months of 2010. This compares to 2009 peer averages of approximately 65.1% for publicly traded banks of peer size ($1-5 billion), 69.7% for Mid Atlantic banks and 71.8% for all banks, per SNL Financial of Charlottesville, VA. SNL is a provider of information to the banking industry.

INCOME TAX EXPENSE

Income tax expense increased $284,000, or 26.4%, during the first quarter of 2010 versus the first quarter of 2009. The marginal federal income tax bracket is 35% for 2010 and 2009. The 2010 effective tax rate has increased because low income housing tax credits are lower in 2010. In addition, 2009 benefited from a one time historic tax credit project.

Effective income tax rates were as follows:

	Three Months Ended
	March 2010	March 2009

Effective income tax rate	28.5%	26.2%

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

The provision for loan losses amounted to $1,420,000 and $215,000 for the first quarter of 2010 and 2009, respectively. The reserve to loan ratio for the Corporation was 1.34% at March 31, 2010, compared to 0.87% on March 31, 2009. These provisions compared to net charge-offs of $467,000 during the first quarter 2010 and $181,000 during the same period last year. An unallocated amount of $701,000 was included in the March 31, 2010 allowance versus $1,262,000 unallocated at December 31, 2009.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended
(Dollars in Thousands)	March 2010	March 2009
Balance at beginning of period	$11,067	$7,140
Provision for loan losses	1,420	215
Recoveries	18	4
Loan charge-offs	(485)	(185)

Balance at end of period	$12,020	$7,174

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at March 31, 2010 and December 31, 2009 are as follows:

(Dollars in Thousands)	March 31, 2010	December 31, 2009
Loans on nonaccrual (cash) basis	$23,020	$4,267
Loans whose terms have been renegotiated	0	0

Total nonperforming loans	23,020	4,267
OREO	873	1,065

Total nonperforming assets	23,893	5,332

Loans past due 90 or more days and still accruing	8,929	6,155

Total nonperforming and other risk assets	$32,822	$11,487

Ratio of total nonperforming loans to loans	2.56%	0.48%
Ratio of total nonperforming assets to assets	1.82%	0.45%
Ratio of total risk assets to total loans and OREO	3.65%	1.30%
Ratio of total risk assets to total assets	2.49%	0.96%

Nonperforming loans totaled $23,020,000, or 2.56% of total loans, at March 31, 2010 compared to $4,267,000, or 0.48% of total loans, at December 31, 2009. Nonperforming loans increased primarily due to the softening of three commercial credits, including the $5.0 million commercial credit disclosed in the December 31, 2009, 10-K, the $8.6 million commercial credit that declared bankruptcy and was disclosed in a March 22, 2010, 8-K filing and a $2.5 million commercial real estate loan that was moved to nonaccrual status during the quarter. The three large commercial credits total $16.1 million and have $3.2 million of specific allocations included in the March 31, 2010 allowance.

Other real estate owned decreased by $192,000 to $873,000, from $1,065,000 at December 31,2009, as a result of the sale of two properties, and no additions to OREO during the first quarter of 2010.

At March 31, 2010, the total recorded investment in impaired loans was $39,598,000, of which $25,774,000 had specific allowances determined in accordance with generally accepted accounting principles and $13,824,000 did not have specific allowances. The allowance for loan losses on these impaired loans amounted to $6,197,000 at March 31, 2010. The impaired loan total includes the three aforementioned commercial credits that total $16.1 million.

Loans 30 to 89 days past due declined 7.9% from $19.043 million at December 31, 2009, to $17.545 million at March 31, 2010.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums. A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at March 31, 2010 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	10.60%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	14.15%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	15.40%	8%	10%

The Corporation completed a public offering of 1,481,481 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $40,000,000. Net proceeds after deducting underwriting commissions and expenses are $37,550,000. Additional growth during the first quarter of 2010 is a result of capital growth in the form of retained earnings. All growth experienced during 2009 has been supported by capital growth in the form of retained earnings. Equity represented 11.6% of assets at March 31, 2010 and 9.3% at December 31, 2009.

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

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly negative at $65 million at March 31, 2010 and the RSA/RSL cumulative ratio was 0.89%, which was approximately the same as the 0.88% reported at December 31, 2009. The cumulative RSA/RSL at March 31, 2010 is 1.02% at three months. The Corporation enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on such evaluation, such officers have concluded that, as of March 31, 2010, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2010.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The nature of Orrstown Financial Services, Inc.’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Corporation at this time.

Item 1A - Risk Factors

Except as herein disclosed, there have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Corporation’s repurchase of common equity securities during the quarter ended March 31, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
1/1/10 through 1/31/10	0	$0	0	52,110
2/1/10 through 2/28/10	0	0	0	52,110
3/1/10 through 3/31/10	0	0	0	52,110

Total	0	$0	0

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of March 31, 2010, 97,890 shares have been purchased under the program.

The Corporation did not sell any unregistered securities during the quarter ended March 31, 2010.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws, as amended, incorporated by reference to Exhibit 3.2 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

(i) Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1.

(ii) By-laws, as amended, incorporated by reference to Exhibit 3.2.

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Chief Executive Officer) – filed herewith

32.2	Section 1350 Certifications (Chief Financial Officer) – filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas R. Quinn, Jr.
(Thomas R. Quinn, Jr., President & CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Senior Vice
President & CFO)
(Principal Financial Officer)

Date: May 7, 2010

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws, as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed on January 29, 2010.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

i.	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1.

ii.	By-laws, as amended, incorporated by reference to Exhibit 3.2.

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Chief Executive Officer) – filed herewith

32.2	Section 1350 Certifications (Chief Financial Officer) – filed herewith