Form 10-Q
period 2010-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2010-08-05
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, 7,970,559 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	(Unaudited) June 30, 2010	(Audited) * December 31, 2009
ASSETS
Cash and due from banks	$17,838	$13,940
Federal funds sold	20,705	8,000

Cash and cash equivalents	38,543	21,940

Short-term investments	6,247	6,388
Interest bearing deposits with banks	0	601
Member stock, at cost which approximates market value	8,056	8,056
Securities available for sale	327,907	196,253

Loans	898,128	881,074
Allowance for loan losses	(14,582)	(11,067)

Net Loans	883,546	870,007

Premises and equipment, net	28,566	29,601
Goodwill and intangible assets	20,808	20,938
Cash surrender value of life insurance	22,312	21,204
Accrued interest receivable	4,762	4,605
Other assets	18,009	16,839

Total assets	$1,358,756	$1,196,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$102,725	$90,676
Interest bearing	986,825	824,494

Total deposits	1,089,550	915,170

Short-term borrowings	45,367	97,914
Long-term debt	57,132	64,858
Accrued interest payable	899	1,040
Other liabilities	7,905	6,564

Total liabilities	1,200,853	1,085,546

Common stock, no par value - $ .05205 stated value per share; 50,000,000 shares authorized; 7,972,398 and 6,469,508 shares issued	415	337
Additional paid-in capital	120,814	82,895
Retained earnings	32,999	28,857
Accumulated other comprehensive income (loss)	3,728	(501)
Treasury stock, 1,839 and 26,313 shares, at cost	(53)	(702)

Total shareholders’ equity	157,903	110,886

Total liabilities and shareholders’ equity	$1,358,756	$1,196,432

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	June 2010	June 2009

INTEREST INCOME
Interest and fees on loans	$12,205	$11,787
Interest and dividends on investment securities	2,298	1,342
Interest on short-term investments	33	13

Total interest income	14,536	13,142

INTEREST EXPENSE
Interest on deposits	2,747	3,265
Interest on short-term borrowings	81	96
Interest on long-term debt	408	969

Total interest expense	3,236	4,330

Net interest income	11,300	8,812
Provision for loan losses	5,000	300

Net interest income after provision for loan losses	6,300	8,512

OTHER INCOME
Service charges on deposits	1,881	1,750
Other service charges	1,451	1,130
Trust department income	834	637
Brokerage income	440	350
Other income	1,301	190
Securities gains	1,781	293

Total other income	7,688	4,350

OTHER EXPENSES
Salaries and employee benefits	4,716	4,268
Occupancy and equipment	1,186	1,176
Data processing	309	283
Advertising	100	113
Other operating expense	2,413	2,504

Total other expense	8,724	8,344

Income before income taxes	5,264	4,518
Income tax expense	1,360	1,064

Net income	$3,904	$3,454

PER SHARE DATA
Basic earnings per share	$0.49	$0.54
Diluted earnings per share	$0.47	$0.51
Dividends per share	$0.22	$0.22

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
(Dollars in Thousands)	June 2010	June 2009

INTEREST INCOME
Interest and fees on loans	$24,044	$23,202
Interest and dividends on investment securities	4,212	2,484
Interest on short term investments	63	33

Total interest income	28,319	25,719

INTEREST EXPENSE
Interest on deposits	5,427	6,656
Interest on short-term borrowings	245	181
Interest on long-term debt	850	2,048

Total interest expense	6,522	8,885

Net interest income	21,797	16,834
Provision for loan losses	6,420	515

Net interest income after provision for loan losses	15,377	16,319

OTHER INCOME
Service charges on deposits	3,577	3,261
Other service charges	2,330	2,177
Trust department income	1,530	1,286
Brokerage income	838	635
Other income	1,707	502
Securities gains	2,179	458

Total other income	12,161	8,319

OTHER EXPENSES
Salaries and employee benefits	9,548	8,539
Occupancy and equipment	2,389	2,390
Data processing	603	530
Advertising	191	226
Security impairment expense	0	36
Other operating expense	4,779	4,300

Total other expense	17,510	16,021

Income before income taxes	10,028	8,617
Income tax expense	2,718	2,138

Net income	$7,310	$6,479

PER SHARE DATA
Basic earnings per share	$1.01	$1.01
Diluted earnings per share	$0.97	$0.96
Dividends per share	$0.44	$0.44

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Beginning Balance, January 1, 2009	$336	$82,555	$21,120	$1,369	($2,033)	$103,347

Comprehensive income
Net income	0	0	6,479	0	0	6,479
Net unrealized securities gains	0	0	0	170	0	170
Net unrealized losses on derivatives	0	0	0	(1,086)	0	(1,086)

Comprehensive income						5,563

Cash dividends ($.44 per share)	0	0	(2,811)	0	0	(2,811)
Stock-based compensation plans:
Compensation expense	0	24	0	0	0	24
Issuance of stock	1	240	0	0	0	241
Issuance of treasury stock (3,042 shares)	0	(42)	0	0	103	61

Balance, June 30, 2009	$337	$82,777	$24,788	$453	($1,930)	$106,425

Beginning Balance, January 1, 2010	$337	$82,895	$28,857	($501)	($702)	$110,886

Comprehensive income
Net income	0	0	7,310	0	0	7,310
Net unrealized securities gains	0	0	0	3,594	0	3,594
Net unrealized gains on derivatives	0	0	0	635	0	635

Comprehensive income						11,539

Cash dividends ($.44 per share)	0	0	(3,168)	0	0	(3,168)
Stock-based compensation plans:
Compensation expense	0	27	0	0	0	27
Issuance of stock	0	150	0	0	0	150
Issuance of stock through dividend reinvestment plan	1	331	0	0	0	332
Issuance of treasury stock (24,474 shares)	0	(62)	0	0	649	587
Issuance of common stock (1,481,481 shares)	77	37,473	0	0	0	37,550

Balance, June 30, 2010	$415	$120,814	$32,999	$3,728	($53)	$157,903

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in Thousands)	June 2010	June 2009

COMPREHENSIVE INCOME
Net Income	$3,904	$3,454

Other comprehensive income, net of tax
Unrealized gain on investment securities available for sale	2,913	7
Unrealized gain (loss) on rate swaps	231	(1,059)

Comprehensive Income	$7,048	$2,402

	Six Months Ended
(Dollars in Thousands)	June 2010	June 2009

COMPREHENSIVE INCOME
Net Income	$7,310	$6,479

Other comprehensive income, net of tax
Unrealized gain on investment securities available for sale	3,594	170
Unrealized gain (loss) on rate swaps	635	(1,086)

Comprehensive Income	$11,539	$5,563

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in Thousands)	June 2010	June 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,310	$6,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,431	1,714
Provision for loan losses	6,420	515
Net loss on disposal of other real estate owned	16	9
Net (gain) on disposal of bank premises and equipment	(119)	0
Net (gain) on sale of rate swap	(778)	0
Investment securities (gains)	(2,179)	(458)
Securities impairment loss	0	36
Other, net	(1,732)	(2,000)

Net cash provided by operating activities	11,369	6,295

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest bearing deposits with banks and short term investments	742	(268)
Purchases of available for sale securities	(307,424)	(98,703)
Sales and maturities of available for sale securities	182,432	54,844
Proceeds from disposal of other real estate owned	225	417
Proceeds from disposal of bank premises and equipment	373	0
Proceeds from sale of rate swap	868	0
Net (increase) in loans	(20,398)	(26,011)
Purchases of bank premises and equipment	(317)	(201)
Other, net	(825)	(1,199)

Net cash (used) by investing activities	(144,324)	(71,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	174,380	51,754
Dividends paid	(3,168)	(2,811)
Net proceeds from issuance of common stock	38,032	241
Net proceeds from issuance of treasury stock	587	61
Net change in short-term borrowings	(52,547)	20,392
Repayment of long-term borrowings	(7,726)	(13,220)

Net cash provided by financing activities	149,558	56,417

Net increase (decrease) in cash and cash equivalents	16,603	(8,409)
Cash and cash equivalents at beginning of period	21,940	26,804

Cash and cash equivalents at end of period	$38,543	$18,395

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,663	$8,728
Income Taxes	3,400	1,575

Supplemental schedule of noncash investing and financing activities:
Unrealized gain on investments available for sale (net of deferred taxes of $1,935 and $92 at June 30, 2010 and 2009, respectively)	3,594	170

Unrealized gain (loss) on rate swaps (net of deferred taxes of $342 and ($585) at June 30, 2010 and 2009, respectively)	635	(1,086)

Other real estate acquired in settlement of loans	439	764

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2010

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Corporation) and its subsidiary are presented at and for the three and six months ended June 30, 2010 and 2009 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2009 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2009.

Operating

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Earnings per share for the three and six months ended June 30 have been computed as follows:

	Three Months Ended		Six Months Ended
(In Thousands, except per share data)	June 2010	June 2009	June 2010	June 2009

Net Income	$3,904	$3,454	$7,310	$6,479

Weighted average shares outstanding (basic)	7,962	6,392	7,233	6,389
Impact of common stock equivalents	308	338	315	337

Weighted average shares outstanding (diluted)	8,270	6,730	7,548	6,726

Per share information:
Basic earnings per share	$0.49	$0.54	$1.01	$1.01
Diluted earnings per share	$0.47	$0.51	$0.97	$0.96

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

The Bank entered into three (3) rate swap agreements - two on November 24, 2008, and one on May 22, 2009 - related to fixed rate loans. The Bank uses interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Bank converts floating rate assets into fixed rate assets, or alternatively, converts fixed rate assets into floating rate assets. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income. These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates. During the second quarter, the Bank sold one of the rate swaps and received $868,000 as total proceeds from the sale. The Bank recognized a $778,000 gain on the sale of the rate swap that is included in “other income” on the “three” and “six months ended” consolidated statements of income.

The effects of derivative instruments on the Financial Statements for June 30, 2010 and December 31, 2009, are as follows:

Asset Derivatives at dates shown:

(Dollars in thousands)	June 30, 2010
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Estimated Net Fair Value	Expiration Date	Fixed Rate
Interest rate swap - 5 year cash flow	$20,000	$773	other assets	11/26/2013	5.28%
Interest rate swap - 4 year cash flow	10,000	201	other assets	5/27/2013	4.54%

	$30,000	$974			5.03%

(Dollars in thousands)	December 31, 2009
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value Balance Sheet Location	Estimated Net Fair Value	Expiration Date	Fixed Rate
Interest rate swap - 4 year cash flow	$30,000	$225	other assets	11/26/2012	4.97%
Interest rate swap - 5 year cash flow	20,000	39	other assets	11/26/2013	5.28%
Interest rate swap - 4 year cash flow	10,000	(146)	other assets	5/27/2013	4.54%

	$60,000	$118			5.00%

For three months ended June 30, 2010 and June 30, 2009

(Dollars in thousands)

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2010	2009		2010	2009
Interest rate swap - 4 year cash flow	$(406)	(675)	Other income	$(22)	(18)
Interest rate swap - 5 year cash flow	535	(693)	Other income	11	(10)
Interest rate swap - 4 year cash flow	228	(261)	Other income	0	0

	$357	(1,629)		$(11)	(28)

For six months ended June 30, 2010 and June 30, 2009

(Dollars in thousands)

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2010	2009		2010	2009
Interest rate swap - 4 year cash flow	$(152)	(660)	Other income	$(5)	(1)
Interest rate swap - 5 year cash flow	781	(750)	Other income	22	0
Interest rate swap - 4 year cash flow	348	(261)	Other income	0	0

	$977	(1,671)		$17	(1)

Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a Corporation’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending at December 31, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 31, 2010. The Corporation is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Note 2: Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. As June 30, 2010, $31,735,000 of performance standby letters of credit have been issued. The Corporation does not anticipate any losses as a result of these transactions.

Note 3: Fair Value Measurements

Fair Value Measurements under generally accepted accounting principles defines fair value, describes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value.

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

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. All of the Corporation’s securities are classified as available for sale.

Interest Rate Swaps

Cash flow interest rate swaps are classified within Level 2 with fair values determined by quoted market prices and mathematical models using current and historical data.

The Corporation had no fair value liabilities at June 30, 2010 or December 31, 2009. A summary of assets at June 30, 2010 and December 31, 2009, measured at estimated fair value on a recurring basis were as follows:

June 30, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$0	$123,707	$0	$123,707
Debt securities issued by states and political subdivisions	0	58,710	0	58,710
Government residential mortgage-backed securities	0	143,279	0	143,279

Total debt securities	$0	$325,696	$0	$325,696
Equity securities	1,957	254	0	2,211

Total securities	$1,957	$325,950	$0	$327,907

Interest rate swaps	0	974	0	974

Total assets	$1,957	$326,924	$0	$328,881

December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$0	$119,416	$0	$119,416
Debt securities issued by states and political subdivisions	0	37,384	0	37,384
Government residential mortgage-backed securities	0	37,872	0	37,872

Total debt securities	$0	$94,672	$0	$194,672
Equity securities	1,334	247	0	1,581

Total securities	$1,334	$194,919	$0	$196,253

Interest rate swaps	0	118	0	118

Total assets	$1,334	$195,037	$0	$196,371

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

The following describes the valuation techniques used by the Corporation to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans typically consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Corporation records any fair value adjustments on a nonrecurring basis. At June 30, 2010 and December 31, 2009, loans held for sale were included in total loans on the balance sheet and were recorded at cost, which approximates their fair value.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is older than two years, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $4,783,000 and $4,801,000 at June 30, 2010 and December 31, 2009, respectively.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at the lower of cost or fair value less cost to sell. There were no OREO write-downs for the quarter ended June 30, 2010.

Goodwill and Intangible Assets

Goodwill is valued at the fair value of the assets and liabilities at the time of purchase. Intangible assets are valued based on the purchase price agreed to at the time of purchase.

A summary of assets at June 30, 2010 and December 31, 2009 measured at fair value on a nonrecurring basis is as follows:

June 30, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements

Impaired loans, net	$0	$0	$10,620	$10,620
OREO	0	1,265	0	1,265
Loans held for sale	0	4,174	0	4,174

December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements

Impaired loans, net	$0	$0	$10,702	$10,702
OREO	0	1,065	0	1,065
Loans held for sale	0	594	0	594

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

The estimated fair values of the Corporation’s financial statements were as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash, due from banks, interest bearing deposits with banks and short-term investments	$24,085	$24,085	$20,929	$20,929
Federal funds sold	20,705	20,705	8,000	8,000
Securities available for sale	327,907	327,907	196,253	196,253
Restricted bank stocks	8,056	8,056	8,056	8,056
Interest rate swaps	974	974	118	118

Loans	898,128		881,074
Allowance for loan losses	(14,582)		(11,067)

Net loans	883,546	878,704	870,007	858,975
Accrued interest receivable	4,762	4,762	4,605	4,605

Total financial assets	$1,270,035	$1,265,193	$1,107,968	$1,096,936

Financial Liabilities
Deposits	$1,089,550	$1,091,247	$915,170	$918,763
Short-term borrowed funds	45,367	45,367	97,914	97,914
Long-term borrowed funds	57,132	57,990	64,858	65,382
Accrued interest payable	899	899	1,040	1,040

Total financial liabilities	$1,192,948	$1,195,503	$1,078,982	$1,083,099

Note 4: Investments

At June 30, 2010 and December 31, 2009, the investment securities portfolio was comprised of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at June 30, 2010 and December 31, 2009 were:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)	June 30, 2010

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$121,346	$2,401	$40	$123,707
Debt securities issued by states and political subdivisions	57,635	1,302	227	58,710
Government residential mortgage-backed securities	141,601	1,763	85	143,279
Equity securities	2,564	14	367	2,211

Totals	$323,146	$5,480	$719	$327,907

Short term investments	$6,247	$0	$0	$6,247

(Dollars in thousands)	December 31, 2009

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$120,772	$160	$1,516	$119,416
Debt securities issued by states and political subdivisions	36,867	760	243	37,384
Government residential mortgage-backed securities	37,489	637	253	37,873
Equity securities	1,894	2	316	1,580

Totals	$197,022	$1,559	$2,328	$196,253

Short term investments	$6,388	$0	$0	$6,388

Investment Security Unrealized Losses:

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)	June 30, 2010
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$11,334	$40	$0	$0	$11,334	$40
Debt securities issued by states and political subdivisions	2,275	56	473	171	2,748	227
Government residential mortgage-backed securities	14,554	85	0	0	14,554	85

Total debt securities	28,163	181	473	171	28,636	352

Equity securities	865	59	767	308	1,632	367

Total temporarily impaired securities	$29,028	$240	$1,240	$479	$30,268	$719

	December 31, 2009
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$96,673	$1,516	$0	$0	$96,673	$1,516
Debt securities issued by states and political subdivisions	9,889	98	483	145	10,372	243
Government residential mortgage-backed securities	10,913	253	0	0	10,913	253

Total debt securities	117,475	1,867	483	145	117,958	2,012

Equity securities	182	3	979	313	1,161	316

Total temporarily impaired securities	$117,657	$1,870	$1,462	$458	$119,119	$2,328

The previous table represents fifty-eight investment securities at June 30, 2010, and ninety-eight investment securities at December 31, 2009, where the current fair value is less than the related amortized cost. Management believes the impairments to be temporary in all cases for both periods disclosed. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of being required to sell the investments.

At June 30, 2010, the Corporation held one state and political subdivision issue with a fair value less than the related amortized cost for twelve months or more. This is a California issue that is carrying a low market value due to the state’s economic issues. It does not reflect any deterioration of the credit worthiness of the issuing entity. As management intends to hold and it is more likely than not that management will not be required to sell this security for the foreseeable future, the decline is not deemed to be other than temporary. Twenty-seven marketable equity securities have unrealized losses for twelve months or more. Eight of these twenty-seven equity securities are financial institution securities; our overall approach to the bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Nineteen of the twenty-seven equity securities are non-financials or industrial securities; we continue to view these companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary.

At December 31, 2009, the Corporation held one state and political subdivision issue with a fair value less than the related amortized cost for twelve months or more. This is a California issue that is carrying a low market value due to the state’s economic issues. It does not reflect any deterioration of the credit worthiness of the issuing entity. As management intends to hold, and it is more likely, than not, that management will not be required to sell this security for the foreseeable future, the decline is not deemed to be other than temporary. Thirty-three marketable equity securities have unrealized losses for twelve months or more. Twelve of these thirty-three equity securities are financial institution securities; our overall approach to the bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Twenty-one of the thirty-three equity securities are non-financials or industrial securities; we continue to view these companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Corporation recorded $36,000 of equity securities impairment expense during the first quarter of 2009.

The amortized cost and fair values of investment securities available for sale and short term investments at June 30, 2010, by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Portfolio

	Available for Sale		Short Term Investments
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,819	$8,851	$3,519	$3,519
Due after one year through five years	44,162	44,649	2,728	2,728
Due after five years through ten years	85,047	87,076	0	0
Due after ten years	40,953	41,841	0	0
Government Backed Residential Mortgage Securities	141,601	143,279	0	0
Equity securities	2,564	2,211	0	0

	$323,146	$327,907	$6,247	$6,247

Proceeds from sales of securities available for sale for three ended June 30, 2010 and 2009, were $157,529,000, and $13,158,000, respectively. Proceeds from sales of securities available for sale for six months ended June 30, 2010, and 2009, were $209,897,000 and $15,326,000, respectively. Gross gains and losses on sales for the quarter ended June 30, 2010 were $1,805,000 and $24,000. Gross gains and losses on sales for the quarter ended June 30, 2009 were $296,000 and $3,000. Gross gains and losses on sales for six months ended June 30, 2010 were $2,500,000 and $321,000, respectively. Gross gains and losses on sales for six months ended June 30, 2009 were $461,000 and $3,000 respectively.

Securities with a market value of $170,016,000 and $143,984,000 at June 30, 2010, and December 31, 2009, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 5:

Shareholders’ Equity

On February 9, 2010, Orrstown Financial Services, Inc., filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission that provided the Corporation the ability to raise capital from time to time up to an aggregate of $80 million, through the sale of the Corporation’s stock, preferred stock, debt securities, warrants and other securities. During March 2010 the Corporation completed a public offering of 1,481,481 shares of common stock at a price of $27.00 per share for gross proceeds of approximately $40,000,000. Net proceeds of $37,550,000, after deducting underwriting commissions and expenses were received on March 29, 2010.

Note 6:

Subsequent Events

Generally accepted accounting principles, “Subsequent Events” establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Subsequent Events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Corporation evaluated the events and transactions that occurred through the date these financial statements were issued. The Corporation has not identified any events that require recognition or disclosure in the financial statements.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Corporation) is a financial holding Corporation with a wholly-owned bank subsidiary, Orrstown Bank. The following is a discussion of our consolidated financial condition at June 30, 2010 and results of operations for the three and six months ended June 30, 2010 and June 30, 2009. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, including changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Report, see “Important Factors Relating to Forward Looking Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

The Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,904,000 for the second quarter of 2010 compared to $3,454,000 for the same period in 2009, representing an increase of $450,000 or 13.0%. Basic earnings per share (EPS) decreased $0.05 to $0.49 in the recent quarter from the $0.54 earned during the second quarter of 2009. Diluted earnings per share for the second quarter were $0.47 versus $0.51 last year.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

The following statistics compare the second quarter performance of 2010 to that of 2009:

	Three Months Ended		Six Months Ended
	June 2010	June 2009	June 2010	June 2009
Return on average assets	1.18%	1.26%	1.15%	1.20%
Return on average tangible assets	1.22%	1.30%	1.18%	1.24%
Return on average equity	10.20%	13.14%	11.04%	12.50%
Return on average tangible equity	12.02%	16.61%	13.23%	15.86%
Average equity / Average assets	11.56%	9.58%	10.42%	9.63%

Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible assets and return on average tangible equity are non-GAAP-based financial measures calculated using non-GAAP-based amounts. The most directly comparable GAAP-based measures are return on average assets and return on average equity, which are calculated using GAAP-based amounts. The Corporation calculates the return on average tangible assets and equity by excluding the balance of intangible assets and their related amortization expense from the calculation of return on average assets and equity. Management uses the return on average tangible assets and equity to assess the Corporation’s core operating results and believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. A reconciliation of return on average assets and equity to the return on average tangible assets and equity, respectively, is set forth below.

For Quarter Ended:	June 30, 2010	June 30, 2009

Return on Average Assets (GAAP basis)	1.18%	1.26%

Effect of excluding average intangible assets and related amortization	0.04%	0.04%
Return on Average Tangible Assets	1.22%	1.30%

Return on Average Equity (GAAP basis)	10.20%	13.14%
Effect of excluding average intangible assets and related amortization	1.82%	3.47%
Return on Average Tangible Equity	12.02%	16.61%

For Six Months Ended:	June 30, 2010	June 30, 2009
Return on Average Assets (GAAP basis)	1.15%	1.20%
Effect of excluding average intangible assets and related amortization	0.03%	0.04%
Return on Average Tangible Assets	1.18%	1.24%

Return on Average Equity (GAAP basis)	11.04%	12.50%
Effect of excluding average intangible assets and related amortization	2.19%	3.36%
Return on Average Tangible Equity	13.23%	15.86%

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

(Dollars in thousands)	June 30, 2010	December 31, 2009
Common shareholder’s equity	$157,903	$110,886
Less: intangible assets	$20,808	$20,938

Tangible common equity	$137,095	$89,948

Book value per share	$19.81	$17.21
Less: intangible assets per share	$2.61	$3.25

Tangible book value per share	$17.20	$13.96

RESULTS OF OPERATIONS

Quarter ended June 30, 2010 compared to Quarter ended June 30, 2009

Net interest income for the second quarter of 2010 was $11,300,000 representing a growth of $2,488,000, or 28.2% over the $8,812,000 realized during the second quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the second quarter of 2010 and 2009 was $11,698,000 and $9,123,000, respectively. Net interest margin increased to 3.77% during the second quarter of 2010, an increase of 20 basis points from the second quarter of 2009, primarily as a result of a lower cost of funds. Earning asset yields have declined 47 basis points versus second quarter 2009 but cost of funds has declined 67 basis points versus the same period. We have kept liabilities relatively short and taken advantage of the normal yield curve.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Three Months Ended
	June 2010			June 2009
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$32,301	$33	0.41%	$19,111	$13	0.27%
Investment securities	298,949	2,518	3.41%	155,757	1,494	3.84%
Total loans	901,812	12,383	5.45%	836,667	11,946	5.65%

Average interest-earning assets	1,233,062	14,934	4.82%	1,011,535	13,453	5.29%
Interest Bearing Liabilities:

Interest bearing demand deposits	$402,872	$732	0.73%	$299,518	$829	1.11%
Savings deposits	63,679	45	0.28%	61,378	48	0.31%
Time deposits	483,824	1,970	1.63%	350,509	2,388	2.73%
Short term borrowings	67,571	81	0.48%	79,116	96	0.49%
Long term borrowings	50,620	408	3.19%	106,996	969	3.58%

Average interest bearing liabilities	1,068,566	3,236	1.22%	897,517	4,330	1.93%
Overall cost of funds			1.05%			1.72%

Net interest income / net interest spread		$11,698	3.60%		$9,123	3.36%

Net interest margin			3.77%			3.57%

Net Interest Income

FTE interest income totaled $14,934,000 for the second quarter of 2010 versus $13,453,000 for the same period last year, an increase of $1,481,000. This increase was achieved through a combination of rate and volume factors as our net interest margin has increased by 20 basis points versus second quarter 2009, and interest earning assets have increased by $222,000,000. The net interest margin increased primarily as a result of lower overall cost of funds. While our yields on interest earning assets have declined, we have seen a more rapid decrease in the cost of funds over this time frame. The overall cost of funds declined for the eighteenth consecutive month, to 1.05% for the second quarter of 2010 from 1.72% for the prior year quarter due to the lower interest rate environment, good available sources of funding and the decision to maintain a shorter duration in funding versus second quarter 2009.

Noninterest Income

Total noninterest income increased $3,338,000, or 76.7%, from $4,350,000 to $7,688,000. Net security gains realized in the second quarter of 2010 were $1,781,000 compared to the $293,000 taken in the second quarter of 2009. Revenue produced by our secondary mortgage market program grew $128,000 as refinancing activity has been brisk. Trust income increased by $197,000 as did brokerage fees by $90,000.

Noninterest Expense

Other expenses rose from $8,344,000 during the second quarter of 2009 to $8,724,000 during the same period of 2010, an increase of $380,000, or 4.6%. Salary expense increased by $283,000, or 9.5%, over the prior quarter. Benefit expense grew overall by $165,000. Profit sharing expense rose $49,000, or 13.1%, and employment tax expense increased by $14,000. These increases were attributable to the growth of the number of staff and annual merit increases.

Equipment expense rose $12,000, or 1.8%, along with an increase in data processing of $26,000, or 9.3%, due to a $9,000 increase in merchant processing expense and a $7,000 increase in remote deposit capture expense. The cost of printing and supplies decreased $25,000 along with a $13,000 decrease in advertising expense.

Mortgage servicing expense decreased by $35,000 along with a decrease in FDIC insurance expense of $344,000, due to a special assessment of $515,000 that was taken in the second quarter of 2009.

The overhead efficiency ratio for Orrstown Financial Services, Inc. is 49.03% for the second quarter of 2010 versus 62.64% for the second quarter of 2009.

Six months ended June 30, 2010 compared to Six months ended June 30, 2009

Net Interest Income

Net interest income for the first six months of 2010 was $21,797,000, representing a growth of $4,963,000 over the $16,834,000 realized during the same period last year. On a fully taxable equivalent basis (FTE), net interest income for the first six months of 2010 and 2009 was $22,580,000 and $17,449,000, respectively.

The table that follows states rates on a fully taxable equivalent basis (FTE):

	Six Months Ended
	June 2010			June 2009
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Interest Earning Assets:
Federal funds sold & interest bearing bank balances	$28,031	$63	0.45%	$26,498	$33	0.25%
Investment securities	264,117	4,630	3.51%	139,483	2,788	4.01%
Total loans	895,971	24,409	5.43%	828,833	23,513	5.66%

Average interest-earning assets	1,188,119	29,102	4.89%	994,814	26,334	5.28%

Interest Bearing Liabilities:
Interest bearing demand deposits	$376,749	$1,411	0.76%	$291,289	$1,662	1.15%
Savings deposits	62,078	90	0.29%	60,947	112	0.37%
Time deposits	462,590	3,926	1.68%	350,567	4,882	2.81%
Short term borrowings	94,554	245	0.52%	70,342	181	0.51%
Long term borrowings	51,950	850	3.28%	112,399	2,048	3.62%

Average interest bearing liabilities	1,047,921	6,522	1.25%	885,544	8,885	2.02%
Overall cost of funds			1.12%			1.80%

Net interest income/net interest spread		$22,580	3.64%		$17,449	3.26%

Net interest margin			3.77%			3.48%

Noninterest Income

Total noninterest income increased $3,842,000, or 46.2%, from $8,319,000 to $12,161,000. Net security gains during the first six months of 2010 were $2,179,000 compared to the $458,000 of net gains taken in the second quarter of 2009.

Service charges on deposits increased $316,000, or 9.7%, driven primarily by increases in service charges from the Mastermoney debit card program of $211,000 versus the prior year. Other income had a net increase of $1,205,000. The major contributor to this increase was a $778,000 gain taken on the sale of a fixed for prime floating rate swap. The swap was sold to provide the corporation more upside potential should rates rise. This moved the rate sensitive asset/rate sensitive liability position closer to even.

Trust and brokerage income has increased approximately $447,000, or 23.3%, due to higher brokerage income. Trust assets under management have increased to $521 million from $374 million at June 30, 2009, due to an increase in the overall value of stocks in general, as well as an increase in the number of accounts under management.

Noninterest Expense

Other expenses rose from $16,021,000 during the first six months of 2009 to $17,510,000 during the same period of 2010, an increase of $1,489,000, or 9.3%. Salary expense increased by $605,000, or 10.4%, versus the prior year due to staff additions and annual increases. Benefit expense increased by $405,000 over the prior year, which included salary continuation expense increase of $171,000 due to added policies and profit sharing expense increase of $95,000 due to staff expansion. Most operating expenses grew commensurate with the overall growth of the Corporation.

The overhead efficiency ratio for Orrstown Financial Services, Inc, is 53.25% for the first six months of 2010. This compares to 2010 peer averages of approximately 65.1% for publicly traded banks of peer size ($1-5 billion), 68.8% for Mid Atlantic banks and 72.2% for all banks, per SNL Financial of Charlottesville, VA. SNL is a provider of information to the banking industry.

INCOME TAX EXPENSE

Income tax expense increased $580,000, or 27.1%, for the first six months of 2010 versus the same period for 2009. The marginal federal income tax bracket is 35% for 2010 and 2009. The 2010 effective tax rate has increased because low income housing tax credits are lower in 2010. In addition, 2009 benefited from a one time historic tax credit project.

Effective income tax rates were as follows:

	Three Months Ended		Six Months Ended
	June 2010	June 2009	June 2010	June 2009
Effective income tax rate	25.8%	23.6%	27.1%	24.8%

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

The provision for loan losses amounted to $6,420,000 and $515,000 for the first six months of 2010 and 2009, respectively. The reserve to loan ratio for the Corporation was 1.62% at June 30, 2010, compared to 1.26% at December 31, 2009 and 0.88% on June 30, 2009. These provisions compared to net charge-offs of $2,438,000 during the second quarter 2010 and $61,000 during the same period last year. An unallocated amount of $2,279,000, or 15.6%, was included in the June 30, 2010 allowance versus $701,000 unallocated at March 31, 2010 and $1,262,000 unallocated at December 31, 2009.

The provision for loan losses and the other changes in the allowance for loan losses are shown below:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 2010	June 2009	June 2010	June 2009

Balance at beginning of period	$12,020	$7,174	$11,067	$7,140
Provision for loan losses	5,000	300	6,420	515
Recoveries	67	8	85	12
Loan charge-offs	(2,505)	(69)	(2,990)	(254)

Balance at end of period	$14,582	$7,413	$14,582	$7,413

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets at June 30, 2010, March 31, 2010 and December 31, 2009 are as follows:

(Dollars in Thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Loans on nonaccrual (cash) basis	$14,496	$23,020	$4,267
Loans whose terms have been renegotiated	0	0	0

Total nonperforming loans	14,496	23,020	4,267
OREO	1,264	873	1,065

Total nonperforming assets	15,760	23,893	5,332

Loans past due 90 or more days and still accruing	7,255	8,929	6,155

Total nonperforming and other risk assets	$23,015	$32,822	$11,487

Ratio of total nonperforming loans to loans	1.61%	2.56%	0.48%
Ratio of total nonperforming assets to assets	1.16%	1.82%	0.45%
Ratio of total risk assets to total loans and OREO	2.56%	3.65%	1.30%
Ratio of total risk assets to total assets	1.69%	2.49%	0.96%

Nonperforming loans totaled $14,496,000, or 1.61% of total loans, at June 30, 2010 compared to $23,020,000, or 2.56% of total loans, at March 31, 2010. Nonperforming loans declined since March 31, 2010 due to resolution of two of the three major nonperforming credits that were disclosed in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. The remaining nonperforming credit of $8.6 million had its specific allocations increased from $1.48 million at March 31, 2010 to $2.98 million at June 30, 2010.

Other real estate owned increased by $199,000 to $1,264,000, from $1,065,000 at December 31, 2009, as a result of one addition to OREO taken during the second quarter of 2010. One property was sold during the second quarter of 2010 with two properties sold in the first quarter.

At June 30, 2010, the total recorded investment in impaired loans was $21,728,000, of which $15,403,000 had specific allowances determined in accordance with generally accepted accounting principles and $6,325,000 did not have specific allowances. The allowance for loan losses on these impaired loans amounted to $4,783,000 at June 30, 2010.

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

Loans 30 to 89 days past due declined 45.8% from $19.0 million at December 31, 2009, to $10.3 million at June 30, 2010.

CAPITAL

Orrstown Financial Services, Inc. is a financial holding company and, as such, must maintain a well capitalized status in its bank subsidiary. Management foresees no problem in maintaining capital ratios well in excess of regulatory minimums.

A comparison of Orrstown Financial Services, Inc.’s capital ratios to regulatory minimum requirements at June 30, 2010 are as follows:

	Orrstown Financial Services, Inc.	Regulatory Minimum	Regulatory Well Capitalized Minimum
Leverage Ratio	10.0%	4%	5%
Risk Based Capital Ratios:
Tier I Capital Ratio	14.0%	4%	6%
Total (Tier I & II) Capital Ratio (core capital plus allowance for loan losses)	15.3%	8%	10%

The Corporation completed a public offering of 1,481,481 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $40,000,000 during the first quarter 2010. Net proceeds after deducting underwriting commissions and expenses are $37,550,000. Additional growth during the second quarter of 2010 is a result of capital growth in the form of retained earnings. All growth experienced during 2009 has been supported by capital growth in the form of retained earnings. Equity represented 11.6% of assets at June 30, 2010 and 9.3% at December 31, 2009.

A Bank Holding Company inspection, Commercial Bank and Information Technology examination was completed during the second quarter of 2010. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or operations.

LIQUIDITY

The primary function of asset/liability management is to assure adequate liquidity while minimizing interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Sources of liquidity include investment securities, loan and lease income and payments and increases in customer’s deposit accounts. Additionally, Orrstown Bank is a Federal Home Loan Bank (FHLB) member and standard credit arrangements available to FHLB members provide increased liquidity. Recognizing the need for varied funding sources, we have established modest relationships using other nontraditional sources, as provided for in our contingency funding plan. We have tested those facilities and are comfortable with our relationships. Liquidity was primarily provided by operating activities and the sale and maturities of available for sale securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is slightly negative at $150 million at June 30, 2010 and the RSA/RSL cumulative ratio is 0.74%, versus 0.88% reported at December 31, 2009. The Corporation enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on such evaluation, such officers have concluded that, as of June 30, 2010, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Corporation’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2010.

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

Item 1A - Risk Factors

Except as disclosed herein, there have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

The Dodd-Frank Wall Street Reform and consumer Protection Act may affect our financial condition, results of operations, liquidity and stock price.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act includes provisions affecting large and small financial institutions, including several provisions that will profoundly affect how community banks and bank holding companies will be regulated in the future. Among other things, these provisions relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage and impose new capital requirements on bank holding companies. In addition, there is significant uncertainty about the full impact of the Dodd-Frank Act because many of its provisions require subsequent regulatory rule making.

The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given authority to promulgate Consumer protection regulations applicable to all entities offering financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on Orrstown’s operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand the activities in which Orrstown permissibly may engage and it may affect the competitive balance within Orrstown’s industry and market areas.

The Dodd-Frank Act and the regulations to be adopted thereunder are expected to subject Orrstown and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on its business, financial condition, results of operations or the price of Orrstown common stock and Orrstown’s ability to continue to conduct business consistent with historical practices.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Corporation’s repurchase of common equity securities during the quarter ended June 30, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
4/1/10 through 4/30/10	—	$—	0	52,110
5/1/10 through 5/31/10	—	—	0	52,110
6/1/10 through 6/30/10	—	—	0	52,110

Total	—	—	0

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of June 30, 2010, 97,890 shares have been purchased under the program.

The Corporation did not sell any unregistered securities during the quarter ended June 30, 2010.

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
(Principal Financial Officer)

Date: August 5, 2010

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