Form 10-Q
period 2010-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2010-11-05
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 4, 2010, 7,985,535 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited) *
	September 30,	December 31,
(Dollars in Thousands, Except per Share Data)	2010	2009
ASSETS
Cash and due from banks	$14,966	$13,940
Federal funds sold	18,645	8,000

Cash and cash equivalents	33,611	21,940

Short-term investments	2,728	6,388
Interest bearing deposits with banks	587	601
Member stock, at cost which approximates market value	8,596	8,056
Securities available for sale	429,156	196,253

Loans held for sale	5,580	594
Loans	916,227	880,480
Allowance for loan losses	(15,386)	(11,067)

Net loans	906,421	870,007

Premises and equipment, net	28,163	29,601
Goodwill and intangible assets	20,751	20,938
Cash surrender value of life insurance	22,578	21,204
Accrued interest receivable	6,003	4,605
Other assets	19,186	16,839

Total assets	$1,477,780	$1,196,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$105,452	$90,676
Interest bearing	1,033,417	824,494

Total deposits	1,138,869	915,170

Short-term borrowings	124,869	97,914
Long-term debt	40,828	64,858
Other liabilities	9,281	7,604

Total liabilities	1,313,847	1,085,546

Preferred stock $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value - $0.05205 stated value per share; 50,000,000 shares authorized; 7,986,966, and 6,469,508 shares issued; 7,976,018, and 6,443,195 shares outstanding	416	337
Additional paid-in capital	121,534	82,895
Retained earnings	36,102	28,857
Accumulated other comprehensive income (loss)	6,129	(501)
Treasury stock, 10,948 and 26,313 shares, at cost	(248)	(702)

Total shareholders’ equity	163,933	110,886

Total liabilities and shareholders’ equity	$1,477,780	$1,196,432

*	The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,	September 30,
(Dollars in Thousands, Except per Share Data)	2010	2009

INTEREST INCOME
Interest and fees on loans	$12,122	$12,117
Interest and dividends on investment securities	2,627	1,415
Interest on short-term investments	31	6

Total interest income	14,780	13,538

INTEREST EXPENSE
Interest on deposits	2,645	3,023
Interest on short-term borrowings	95	128
Interest on long-term debt	372	908

Total interest expense	3,112	4,059

Net interest income	11,668	9,479
Provision for loan losses	1,130	750

Net interest income after provision for loan losses	10,538	8,729

OTHER INCOME
Service charges on deposits	1,979	1,842
Other service charges	1,135	697
Trust department income	928	671
Brokerage income	394	322
Gains on sale of loans	383	161
Other income	314	331
Securities gains	1,074	338

Total other income	6,207	4,362

OTHER EXPENSES
Salaries and employee benefits	5,296	4,293
Occupancy and equipment	1,268	1,215
Data processing	319	291
Advertising	128	146
Other operating expense	2,692	2,039

Total other expenses	9,703	7,984

Income before income taxes	7,042	5,107
Income tax expense	2,146	1,227

Net income	$4,896	$3,880

PER SHARE DATA
Basic earnings per share	$0.61	$0.61
Diluted earnings per share	0.61	0.60
Dividends per share	0.225	0.22

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
(Dollars in Thousands, Except per Share Data)	2010	2009

INTEREST INCOME
Interest and fees on loans	$36,166	$35,319
Interest and dividends on investment securities	6,839	3,899
Interest on short term investments	94	39

Total interest income	43,099	39,257

INTEREST EXPENSE
Interest on deposits	8,072	9,679
Interest on short-term borrowings	340	309
Interest on long-term debt	1,222	2,956

Total interest expense	9,634	12,944

Net interest income	33,465	26,313
Provision for loan losses	7,550	1,265

Net interest income after provision for loan losses	25,915	25,048

OTHER INCOME
Service charges on deposits	5,556	5,103
Other service charges	2,916	2,324
Trust department income	2,497	1,957
Brokerage income	1,232	957
Gains on sale of loans	782	629
Other income	2,021	833
Securities gains	3,253	796

Total other income	18,257	12,599

OTHER EXPENSES
Salaries and employee benefits	14,844	12,832
Occupancy and equipment	3,657	3,605
Data processing	922	821
Advertising	319	372
Security impairment expense	0	36
Other operating expense	7,360	6,257

Total other expenses	27,102	23,923

Income before income taxes	17,070	13,724
Income tax expense	4,864	3,365

Net income	$12,206	$10,359

PER SHARE DATA
Basic earnings per share	$1.62	$1.62
Diluted earnings per share	1.62	1.61
Dividends per share	0.665	0.66

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands, Except per Share Data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Beginning Balance, January 1, 2009	$336	$82,555	$21,120	$1,369	($2,033)	$103,347

Comprehensive income
Net income	0	0	10,359	0	0	10,359
Net unrealized securities gains	0	0	0	1,029	0	1,029
Net unrealized losses on derivatives	0	0	0	(706)	0	(706)

Comprehensive income						10,682

Cash dividends ($0.66 per share)	0	0	(4,221)	0	0	(4,221)
Stock-based compensation plans:
Compensation expense	0	137	0	0	0	137
Issuance of stock	1	283	0	0	0	284
Purchase of treasury stock (5,883 shares)	0	0	0	0	(71)	(71)
Issuance of treasury stock (17,233 shares)	0	(42)	0	0	533	491

Balance, September 30, 2009	$337	$82,933	$27,258	$1,692	($1,571)	$110,649

Beginning Balance, January 1, 2010	$337	$82,895	$28,857	($501)	($702)	$110,886

Comprehensive income
Net income	0	0	12,206	0	0	12,206
Net unrealized securities gains	0	0	0	5,806	0	5,806
Net unrealized gains on derivatives	0	0	0	824	0	824

Comprehensive income						18,836

Cash dividends ($0.665 per share)	0	0	(4,961)	0	0	(4,961)
Stock-based compensation plans:
Compensation expense	0	378	0	0	0	378
Issuance of stock	0	150	0	0	0	150
Issuance of stock through dividend reinvestment plan	2	666	0	0	0	668
Purchase of treasury stock (9,109 shares)	0	0	0	0	(195)	(195)
Issuance of treasury stock (24,474 shares)	0	(63)	0	0	649	586
Issuance of common stock (1,481,481 shares)	77	37,508	0	0	0	37,585

Balance, September 30, 2010	$416	$121,534	$36,102	$6,129	($248)	$163,933

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
(Dollars in Thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,206	$10,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,650	2,763
Provision for loan losses	7,550	1,265
Net change in loans held for sale	(4,986)	634
Stock based compensation expense	378	137
Net (gain) loss on disposal of other real estate owned	56	(9)
Net gain on disposal of bank premises and equipment	(119)	0
Gain on sale of interest rate swap	(778)	0
Securities gains	(3,253)	(796)
Securities impairment expense	0	36
Other, net	(3,392)	(2,276)

Net cash provided by operating activities	12,312	12,113

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks and short-term investments	3,674	(7,086)
Purchases of available for sale securities	(454,062)	(137,466)
Sales and maturities of available for sale securities	230,912	94,511
Purchases of member stock	(540)	(343)
Proceeds from disposal of other real estate owned	378	612
Proceeds from disposal of bank premises and equipment	373	0
Proceeds from sale of interest rate swap	868	0
Net increase in loans	(40,933)	(48,962)
Purchases of bank premises and equipment	(440)	(615)
Other, net	(1,328)	(1,027)

Net cash used by investing activities	(261,098)	(100,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	223,699	91,726
Dividends paid	(4,961)	(4,221)
Net proceeds from issuance of common stock	38,403	284
Purchase of treasury stock	(195)	(71)
Net proceeds from issuance of treasury stock	586	491
Net change in short-term borrowings	26,955	43,063
Repayment of long-term borrowings	(24,030)	(32,587)

Net cash provided by financing activities	260,457	98,685

Net increase in cash and cash equivalents	11,671	10,422
Cash and cash equivalents at beginning of period	21,940	26,804

Cash and cash equivalents at end of period	$33,611	$37,226

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on investments available for sale (net of deferred taxes of $3,126 and $558 at September 30, 2010 and 2009, respectively)	$5,806	$1,029
Unrealized (loss) on rate swaps (net of deferred taxes of $443 and $380 at June 30, 2010 and 2009, respectively)	824	(706)
Other real estate acquired in settlement of loans	1,955	919

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	9,754	12,829
Income Taxes	6,100	2,575

The accompanying notes are an integral part of these condensed financial statements.

ORRSTOWN FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2010

Note 1 - Summary of Condensed Consolidated Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of Orrstown Financial Services, Inc. (the Company) and its subsidiary are presented at and for the three and nine months ended September 30, 2010 and 2009 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2009 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2009.

Orrstown Financial Services, Inc. is a financial holding company including its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance based on their judgments concerning information available to them at the time of their examination. Because of these factors, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Cash Flows

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash and due from banks and federal funds sold. The Company has elected to present the net increase or decrease in deposits with banks, loans and deposits in the Statement of Cash Flows.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized losses related to factors other than credit or debt securities, and unrealized gains and losses on cash flow hedges.

Investment Securities

Under generally accepted accounting principles, the Company may segregate their investment portfolio into three specific categories: “securities held to maturity”, “trading securities” and “securities available for sale”. Securities held to maturity are to be accounted for at their amortized cost; securities classified as trading securities are to be accounted for at their current market value with unrealized gains and losses on such securities included in current period earnings; and securities classified as available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability, at the time of purchase, to hold securities until maturity, they are classified as securities held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

The Company has classified all of its investment securities as “available for sale”. Short-term investments consist of certificates of deposits with banks.

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

The Company’s investments are exposed to various risks, such as interest rate, market risk, currency and credit risks. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment assets reported in the financial statements.

Stock-Based Compensation

The Company maintains two stock-based compensation plans. These plans provide for the granting of stock options to the Company’s directors and the Bank’s employees. Generally accepted accounting principles, “Share-Based Payment”, requires financial statement recognition of compensation cost for stock options and other stock-based awards. Both of the Company’s stock-based compensation plans are fully vested when granted and, therefore, are expensed on the date of grant using the Black-Scholes option-pricing model.

Earnings per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options. Beginning in the third quarter of 2010, potential common shares that may be issued by the Company were determined using the treasury stock method for all periods presented. Prior to the third quarter of 2010, all outstanding stock options were considered fully dilutive by the Company in calculating diluted earnings per share.

Derivative Instruments

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as FASB Statement No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Note 2 - Securities Available for Sale

At September 30, 2010 and December 31, 2009, the investment securities portfolio was comprised of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at September 30, 2010 and December 31, 2009 were:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)	September 30, 2010
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$127,936	$4,987	$42	$132,881
Debt securities issued by states and political subdivisions	89,762	2,779	222	92,319
Government backed residential mortgage-backed securities	200,807	1,390	592	201,605
Equity securities	2,487	87	223	2,351

Totals	$420,992	$9,243	$1,079	$429,156

(Dollars in thousands)	December 31, 2009
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$120,772	$160	$1,516	$119,416

Debt securities issued by states and political subdivisions	36,867	760	243	37,384
Government backed residential mortgage-backed securities	37,489	637	253	37,873
Equity securities	1,894	2	316	1,580

Totals	$197,022	$1,559	$2,328	$196,253

Investment Security Unrealized Losses:

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)	September 30, 2010
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$12,049	$42	$0	$0	$12,049	$42
Debt securities issued by states and political subdivisions	8,835	77	506	145	9,341	222
Government backed residential mortgage-backed securities	98,045	592	0	0	98,045	592

Total debt securities	118,929	711	506	145	119,435	856
Equity securities	383	22	648	201	1,031	223

Total temporarily impaired securities	$119,312	$733	$1,154	$346	$120,466	$1,079

	December 31, 2009
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$96,673	$1,516	$0	$0	$96,673	$1,516
Debt securities issued by states and political subdivisions	9,889	98	483	145	10,372	243
Government backed residential mortgage-backed securities	10,913	253	0	0	10,913	253

Total debt securities	117,475	1,867	483	145	117,958	2,012
Equity securities	182	3	979	313	1,161	316

Total temporarily impaired securities	$117,657	$1,870	$1,462	$458	$119,119	$2,328

The previous table represents sixty-four investment securities at September 30, 2010, and ninety-eight investment securities at December 31, 2009, where the current fair value is less than the related amortized cost. Management believes the impairments to be temporary in all cases for both periods disclosed. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of being required to sell the investments.

At September 30, 2010, the Company held one state and political subdivision issue with a fair value less than the related amortized cost for twelve months or more. This is a California issue that is carrying a low market value due to the state’s economic issues. As management intends to hold and it is more likely than not that management will not be required to sell this security for the foreseeable future, the decline is not deemed to be other than temporary. Twenty-two marketable equity securities have unrealized losses for twelve months or more. Eight of these twenty-two equity securities are financial institution securities; our overall approach to the bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Fourteen of the twenty-two equity securities are non-financials or industrial securities; we continue to view these companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary.

At December 31, 2009, the Company held one state and political subdivision issue with a fair value less than the related amortized cost for twelve months or more. This is a California issue that is carrying a low market value due to the state’s economic issues. As management intends to hold, and it is more likely, than not, that management will not be required to sell this security for the foreseeable future, the decline is not deemed to be other than temporary. Thirty-three marketable equity securities have unrealized losses for twelve months or more. Twelve of these thirty-three equity securities are financial institution securities; our overall approach to the bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Twenty-one of the thirty-three equity securities are non-financials or industrial securities; we continue to view these companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Company recorded $36,000 of equity securities impairment expense during the first quarter of 2009.

The amortized cost and fair values of investment securities available for sale at September 30, 2010, by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$8,079	$8,116
Due after one year through five years	37,343	37,665
Due after five years through ten years	102,207	106,934
Due after ten years	70,069	72,485

Government backed residential mortgage securities	200,807	201,605
Equity securities	2,487	2,351

	$420,992	$429,156

Proceeds from sales of securities available for sale for three months ended September 30, 2010 and 2009, were $30,874,000, and $23,007,000, respectively. Proceeds from sales of securities available for sale for nine months ended September 30, 2010, and 2009, were $188,403,000 and $36,165,000, respectively. Gross gains and losses on sales for the quarter ended September 30, 2010 were $1,094,000 and $20,000. Gross gains and losses on sales for the quarter ended September 30, 2009 were $577,000 and $239,000. Gross gains and losses on sales for nine months ended September 30, 2010 were $3,316,000 and $63,000. Gross gains and losses on sales for nine months ended September 30, 2009 were $1,038,000 and $242,000.

Securities with a market value of $264,977,000 and $143,984,000 at September 30, 2010, and December 31, 2009, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3 - Derivative Instruments and Hedging Activity

The Bank entered into three (3) rate swap agreements - two on November 24, 2008, and one on May 22, 2009 - related to fixed rate loans. The Bank uses interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Bank converts floating rate assets into fixed rate assets, or alternatively, converts fixed rate assets into floating rate assets. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest income. These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates. During the second quarter, the Bank sold one of the rate swaps and received $868,000 as total proceeds from the sale. The Bank recognized a $778,000 gain on the sale of the rate swap in the second quarter of 2010.

The effects of derivative instruments on the Financial Statements for September 30, 2010 and December 31, 2009, are as follows:

Asset Derivatives at dates shown:

(Dollars in thousands)	September 30, 2010
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap - 5 year cash flow	$20,000	$981	other assets	11/26/2013	5.28%
Interest rate swap - 4 year cash flow	10,000	284	other assets	5/27/2013	4.54%

	$30,000	$1,265			5.03%

(Dollars in thousands)	December 31, 2009
Derivatives designated as hedging instruments	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
Interest rate swap - 4 year cash flow	$30,000	$225	other assets	11/26/2012	4.97%
Interest rate swap - 5 year cash flow	20,000	39	other assets	11/26/2013	5.28%
Interest rate swap - 4 year cash flow	10,000	(146)	other assets	05/27/2013	4.54%

	$60,000	$118			5.00%

For three months ended September 30, 2010 and September 30, 2009

(Dollars in thousands)
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2010	2009		2010	2009
Interest rate swap - 4 year cash flow	$0	$230	Other income	$0	$54
Interest rate swap - 5 year cash flow	207	226	Other income	12	35
Interest rate swap - 4 year cash flow	83	129	Other income	0	0

	$290	$585		$12	$89

For nine months ended September 30, 2010 and September 30, 2009

(Dollars in thousands)
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2010	2009		2010	2009
Interest rate swap - 4 year cash flow	$(152)	$(430)	Other income	$(5)	$53
Interest rate swap - 5 year cash flow	989	(524)	Other income	34	35
Interest rate swap - 4 year cash flow	431	(132)	Other income	0	0

	$1,268	$(1,086)		$29	$88

Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above.

Note 4 - Shareholders’ Equity

On February 9, 2010, Orrstown Financial Services, Inc., filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission that provided the Company the ability to raise capital from time to time up to an aggregate of $80 million, through the sale of the Company’s stock, preferred stock, debt securities, warrants and other securities. During March 2010 the Company completed a public offering of 1,481,481 shares of common stock at a price of $27.00 per share for gross proceeds of approximately $40,000,000. Net proceeds of $37,550,000, after deducting underwriting commissions and expenses, were received on March 29, 2010.

Note 5 - Earnings Per Share

Earnings per share for the three and nine months ended September 30, 2010 have been computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands, except per share data)	2010	2009	2010	2009

Net income	$4,896	$3,880	$12,206	$10,359

Weighted average shares outstanding (basic)	7,974	6,407	7,483	6,395
Impact of common stock equivalents	16	72	27	50

Weighted average shares outstanding (diluted)	7,990	6,479	7,510	6,445

Per share information:
Basic earnings per share	$0.61	$0.61	$1.62	$1.62
Diluted earnings per share	0.61	0.60	1.62	1.61

Stock options for 256,259 and 52,131 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2010 and 2009, as they were not dilutive. Stock options for 208,245 and 176,872 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2010 and 2009, as they were not dilutive.

Note 6 - Comprehensive Income

The Company’s other comprehensive income (loss) items are limited to unrealized gains (losses) on securities available for sale and unrealized gains (losses) on derivatives used for cash flow hedges. The components of other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Unrealized holding gains on securities available for sale arising during the period	$4,477	$1,659	$12,185	$2,347
Reclassification adjustment for gains realized in net income	(1,074)	(338)	(3,253)	(760)

Net unrealized gains	3,403	1,321	8,932	1,587
Tax effect	(1,191)	(462)	(3,126)	(558)

	2,212	859	5,806	1,029

Unrealized holding gains (losses) in fair value of derivatives used for cash flow hedges	290	585	2,046	(1,086)
Reclassification adjustment for gains realized in net income	0	0	(778)	0

Net unrealized gains (losses)	290	585	1,268	(1,086)
Tax effect	(101)	(205)	(444)	380

	189	380	824	(706)

Total other comprehensive income, net of tax and reclassification adjustments	$2,401	$1,239	$6,630	$323

The components of accumulated other comprehensive income, net of taxes, are as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Unrealized gains (losses) on securities available for sale	$5,307	$(499)
Unrealized gains (losses) on derivatives used for cash flow hedges	822	(2)

	$6,129	$(501)

Note 7 - Other Commitments

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. At September 30, 2010, $34,128,000 of performance standby letters of credit have been issued. The Company does not anticipate any losses as a result of these transactions.

Note 8 - Fair Value Measurements

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

The Company had no fair value liabilities at September 30, 2010 or December 31, 2009. A summary of assets at September 30, 2010 and December 31, 2009, measured at estimated fair value on a recurring basis were as follows:

September 30, 2010

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$0	$132,881	$0	$132,881
Debt securities issued by states and political subdivisions	0	92,319	0	92,319
Government backed residential mortgage-backed securities	0	201,605	0	201,605

Total debt securities	0	426,805	0	426,805

Equity securities:
Diversified	322	0	0	322
Energy	216	0	0	216
Financial services	171	217	0	388
Industrials	359	0	0	359
Technology	203	0	0	203
Other	795	68	0	863

Total equity securities	2,066	285	0	2,351

Total securities	$2,066	$427,090	$0	$429,156

Interest rate swaps	0	1,265	0	1,265

December 31, 2009

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$0	$119,416	$0	$119,416
Debt securities issued by states and political subdivisions	0	37,384	0	37,384
Government backed residential mortgage-backed securities	0	37,873	0	37,873

Total debt securities	0	194,673	0	194,673

Equity securities:
Diversified	308	0	0	308
Energy	159	0		159
Financial Services	127	230	0	357
Industrials	486	0	0	486
Other	215	55	0	270

Total equity securities	$1,295	$285	$0	$1,580

Total securities	$1,295	$194,958	$0	$196,253

Interest rate swaps	0	118	0	118

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is older than two years, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $5,315,000 and $4,801,000 at September 30, 2010 and December 31, 2009, respectively.

Other Real Estate Owned

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were two other real estate owned properties with write-downs totaling $64,000 for the quarter ended September 30, 2010.

A summary of assets at September 30, 2010 and December 31, 2009 measured at fair value on a nonrecurring basis is as follows:

September 30, 2010

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements

Impaired loans, net	$0	$0	$10,327	$10,327
Other real estate owned	0	0	72	72

December 31, 2009

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements

Impaired loans, net	$0	$0	$10,702	$10,702
Other real estate owned	0	1,065	0	1,065

Fair values of financial instruments

The Company meets the requirements for disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

In addition to those disclosed above, the following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash, Due from Banks, Short-Term Investments, Interest Bearing Deposits with Banks and Federal Funds Sold

The carrying amounts of cash, due from banks, short-term investments, interest bearing deposits with banks and federal funds sold approximate their fair value.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans typically consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.

Loans Receivable

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered in the market for loans with similar terms to borrowers of similar credit quality.

Restricted Bank Stock

These investments are carried at cost. The Company is required to maintain minimum investment balances in these stocks, which are not actively traded and therefore have no readily determinable market value.

Deposit Liabilities

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposits and IRA’s are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market to a schedule of aggregated expected maturities on time deposits.

Short-Term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Borrowings

The fair value of the Company’s fixed rate long-term borrowings is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts of variable-rate long-term borrowings approximate their fair values at the reporting date.

Accrued Interest

The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial Assets
Cash, due from banks, interest bearing deposits with banks and short-term investments	$18,281	$18,281	$20,929	$20,929
Federal funds sold	18,645	18,645	8,000	8,000
Securities available for sale	429,156	429,156	196,253	196,253
Restricted bank stocks	8,596	8,596	8,056	8,056
Interest rate swaps	1,265	1,265	118	118

Loans and loans held for sale	921,807		881,074
Allowance for loan losses	(15,386)		(11,067)

Net loans	906,421	912,617	870,007	858,975
Accrued interest receivable	6,003	6,003	4,605	4,605

Financial Liabilities
Deposits	$1,138,869	$1,141,931	$915,170	$918,763
Short-term borrowings	124,869	124,869	97,914	97,914
Long-term debt	40,828	42,016	64,858	65,382
Accrued interest payable	920	920	1,040	1,040

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Company) is a financial holding Company with a wholly-owned bank subsidiary, Orrstown Bank. The following is a discussion of our consolidated financial condition at September 30, 2010 and results of operations for the three and nine months ended September 30, 2010 and September 30, 2009. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Company has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Company’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, including changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, changes in the rate of inflation, changes in technology, the intensification of competition within the Company’s market area and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Report, see “Important Factors Relating to Forward Looking Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $4,896,000 for the third quarter of 2010 compared to $3,880,000 for the same period in 2009, representing an increase of $1,016,000 or 26.2%. Basic earnings per share (EPS) for the third quarter of 2010 were $0.61, consistent with the third quarter of 2009. Diluted earnings per share for the third quarter of 2010 were $0.61 versus $0.60 last year.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

The following statistics compare the third quarter performance of 2010 to that of 2009:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Return on average assets	1.36%	1.36%	1.23%	1.26%
Return on average tangible assets	1.39%	1.40%	1.26%	1.30%
Return on average equity	12.18%	14.33%	11.47%	13.13%
Return on average tangible equity	14.03%	18.01%	13.57%	16.60%
Average equity / average assets	11.20%	9.50%	10.70%	9.59%

Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible assets and return on average tangible equity are non-GAAP-based financial measures calculated using non-GAAP-based amounts. The most directly comparable GAAP-based measures are return on average assets and return on average equity, which are calculated using GAAP-based amounts. The Company calculates the return on average tangible assets and equity by excluding the balance of intangible assets and their related amortization expense, net of tax, from the calculation of return on average assets and equity. Management uses the return on average tangible assets and equity to assess the Company’s core operating results and believes that this is a better measure of our operating performance. In addition, this is consistent with the treatment by bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. A reconciliation of return on average assets and equity to the return on average tangible assets and equity, respectively, is set forth below.

For Quarter Ended:	September 30, 2010	September 30, 2009

Return on Average Assets (GAAP basis)	1.36%	1.36%

Effect of excluding average intangible assets and related amortization, net of tax	0.03%	0.04%

Return on Average Tangible Assets	1.39%	1.40%

Return on Average Equity (GAAP basis)	12.18%	14.33%

Effect of excluding average intangible assets and related amortization, net of tax	1.85%	3.68%

Return on Average Tangible Equity	14.03%	18.01%

For Nine Months Ended:	September 30, 2010	September 30, 2009

Return on Average Assets (GAAP basis)	1.23%	1.26%

Effect of excluding average intangible assets and related amortization, net of tax	0.03%	0.04%

Return on Average Tangible Assets	1.26%	1.30%

Return on Average Equity (GAAP basis)	11.47%	13.13%

Effect of excluding average intangible assets and related amortization, net of tax	2.10%	3.47%

Return on Average Tangible Equity	13.57%	16.60%

Tangible book value per share is a non-GAAP-based financial measure calculated using non-GAAP-based amounts. The most directly comparable GAAP-based measure is book value per share of common stock. In order to calculate tangible book value per share, the Company’s management divides tangible common equity (a non-GAAP based financial measure calculated by subtracting intangible assets from common equity) by the number of shares of common stock outstanding. In contrast, book value per common share is calculated by dividing total shareholders’ equity by the number of shares of common stock outstanding. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. A reconciliation of book value per share to tangible book value per share is set forth below.

(Dollars in thousands, except per share data)	September 30, 2010	December 31, 2009
Common shareholder’s equity	$163,933	$110,886
Less: intangible assets	20,751	20,938

Tangible common equity	$143,182	$89,948

Book value per share	$20.55	$17.21
Less: intangible assets per share	2.60	3.25

Tangible book value per share	$17.95	$13.96

RESULTS OF OPERATIONS

Quarter ended September 30, 2010 compared to Quarter ended September 30, 2009

Net interest income for the third quarter of 2010 was $11,668,000 representing a growth of $2,189,000, or 23.1% over the $9,479,000 realized during the third quarter last year. On a fully taxable equivalent basis (FTE), net interest income for the third quarter of 2010 and 2009 was $12,200,000 and $9,800,000. Net interest margin decreased slightly from 3.63% for the third quarter of 2009 to 3.62% in 2010. This was achieved by lowering the rates paid on interest bearing liabilities to match the lower yield earned on interest earning assets. Funds provided from the capital raise and deposit gathering were principally invested in investment securities, which carry lower yields than loans.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

	Three Months Ended
	September 30, 2010			September 30, 2009
		Tax	Tax		Tax	Tax
	Average	Equivalent	Equivalent	Average	Equivalent	Equivalent
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Interest from short-term investments	$26,666	$31	0.46%	$12,827	$6	0.19%
Investment securities	394,927	2,956	2.99%	169,786	1,568	3.70%
Loans	907,026	12,325	5.33%	859,597	12,285	5.55%

Total interest-earning assets	1,328,619	15,312	4.54%	1,042,210	13,859	5.17%

Interest Bearing Liabilities:
Interest bearing demand deposits	$424,375	$594	0.56%	$309,444	$802	1.03%
Savings deposits	64,574	37	0.23%	60,338	47	0.31%
Time deposits	534,457	2,014	1.45%	358,930	2,174	2.40%
Short-term borrowings	63,818	95	0.59%	88,766	128	0.57%
Long-term debt	59,047	372	2.45%	101,549	908	3.50%

Total interest bearing liabilities	1,146,271	3,112	1.06%	919,027	4,059	1.75%

Overall cost of funds			0.92%			1.54%
Net interest income / net interest spread		$12,200	3.48%		$9,800	3.42%

Net interest margin			3.62%			3.63%

Net Interest Income

FTE interest income totaled $15,312,000 for the third quarter of 2010 versus $13,859,000 for the same period last year, an increase of $1,453,000. This increase was achieved through a combination of rate and volume factors as our interest earning assets have increased by $286,000,000 compared to the third quarter of 2009. The net interest spread increased primarily as a result of lower overall cost of funds. While our yields on interest earning assets have declined by 63 basis points versus third quarter of 2009, we have seen a more rapid decrease in the cost of interest bearing liabilities over this time frame, which declined 69 basis points. The overall cost of funds declined for twenty one consecutive months, to 0.92% for the third quarter of 2010 from 1.54% for the prior year. This was a result of lower interest rate environment, additional funding from new sources and the decision to maintain a shorter duration in funding versus third quarter 2009.

Other Income

Noninterest income increased to $6,207,000 for the three months ended September 30, 2010, as compared to $4,362,000 in the same prior year period. Excluding the increase in securities gains of $736,000 in 2010 compared to 2009, noninterest income increased $1,109,000. Noninterest income generation increased across all business lines including Orrstown Financial Advisors, mortgage originations and retail fees generated from deposit accounts. These business lines have been able to capitalize on favorable market conditions, which include:

•

An increase in trust department and brokerage income of $329,000 in the third quarter of 2010 compared to 2009, the result of increases in trust and brokerage activity as the stock market has started to show signs of recovery, and additional trust assets under management.

•

The continued decline in mortgage interest rates has led to an increase in new mortgage loan applications as well as refinancing activities. Given these low interest rates, the Company generally sells its 30-year conforming loans to investors. The increase in activity has resulted in gains on sales of loans increasing to $383,000 for the three months ended September 30, 2010 compared to $161,000 in 2009.

•

The Company continues to see an increase in its deposit accounts and other customer related services, which has resulted in an increase in service charges. Total service charges totaled $3,114,000 for the quarter ended September 30, 2010, an increase of $575,000, or 22.6% over 2009.

Other Expenses

As a result of the growth the Company has experienced, other expenses rose from $7,984,000 during the third quarter of 2009 to $9,703,000 for the same period in 2010, an increase of $1,719,000, or 21.5%. The following contributed to the increase in other expenses.

•

The largest increase was in salaries and employee benefits, which was $5,296,000 for the three months ended September 30, 2010, an increase of $1,003,000 over 2009’s results. The increase was attributable to the growth in the number of staff, which grew from 255 full-time equivalents at September 30, 2009 to 277 at September 30, 2010. Thirteen of these new staff were business development officers, mortgage originators or financial advisors. The addition of these employees directly contributed to the revenue growth the Company experienced. Additional support staff was also required to handle the additional business. As a result of the Company’s success in 2010 and in particular the third quarter of 2010, incentive compensation has increased to reward the Bank’s revenue producers.

•

Additional increases in employee benefits were noted, particularly health and welfare costs, consistent with the national trends. Further, the Company recorded expense related to its share-based compensation of $351,000 for the three months ended September 30, 2010, compared to $110,000 in 2009. Stock option awards to employees were granted in July 2010 and 2009, and due to their immediate vesting are fully expensed in the third quarter.

•

FDIC insurance, included in other operating expenses, totaled $305,000 for the quarter ended September 30, 2010, an increase of 17%, or $45,000 over 2009. The increase is the result of additional deposits that the Bank has been able to generate in 2010, combined with an increase in the fee schedule.

•

Fees associated with the Bank’s Mastermoney Card totaled $192,000 for the quarter ended September 30, 2010, an increase of $67,000 over 2009’s expense. The increase in expense is consistent with an increase in Mastermoney fee income of $94,000. These expenses are included in other operating expenses.

•

Mortgage servicing expense totaled $145,000 for the three months ended September 30, 2010 compared to $76,000 for the three months ended June 30, 2010 and $64,000 for 2009. The increases in expense are a direct result of a significant increase in re-finance activity experienced in 2010, particularly the third quarter.

•

Contributions, included in other operating expenses, for the three months ended September 30, 2010 totaled $176,000, or $128,000 higher than in 2009, and $136,000 higher than the three months ended June 30, 2010. The increase in expense is a result of commitments to the communities that the Bank serves as we continue to build relationships and expand our presence in these market areas, and partially due to the timing of when contributions are made.

•

Collection and real estate owned expenses, included in other operating expenses, increased approximately $154,000 from $74,000 for the three months ended September 30, 2009 to $228,000 for the same period in 2010. These expenses increased $93,000 from the second quarter of 2010 principally due to the foreclosures that occurred in the third quarter 2010, and an evaluation of the existing properties in light of market conditions, resulting in a third quarter write-down of $63,000 to their fair values. Overall, the increase is commensurate with the increase in risk assets discussed in the provision and allowance for loan losses section.

•

In the third quarter of 2010, the Bank incurred additional expenses associated with its investments in low-income housing projects. Total expenses for the three months ended September 30, 2010 were $249,000, an increase of $170,000 over the same period in 2009. It is anticipated that expenses associated with these projects, including the amortization, will return to normal levels. These charges are included in other operating expenses.

•	The remainder of the increase in other expenses is primarily the result of the growth experienced by the Company.

In order to better understand how other expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. Despite an increase in other expenses primarily related to the growth experienced in all business lines, including Orrstown Financial Advisors, mortgage origination, and retail, the Company was able to improve on its efficiency ratio, which was 55.3% for the three months ended September 30, 2010, compared to 57.2% in 2009.

Nine months ended September 30, 2010 compared to Nine months ended September 30, 2009

Net Interest Income

Net interest income for the first nine months of 2010 was $33,465,000, representing a growth of $7,152,000 over the $26,313,000 realized during the same period last year. On a fully taxable equivalent basis (FTE), net interest income for the first nine months of 2010 and 2009 was $34,780,000 and $27,249,000, respectively. The increase in net interest income was a combination of an increase in volume and rate. Interest-earning assets increased for the nine months ended September 30, 2010 by $224,681,000, or 22.2%, over the same period in the prior year. The bank has been able to experience growth in both core and time deposits, combined with the stock offering in the first quarter, have provided the Company with funds to invest in securities and loans. Net interest margin increased 19 basis points, from 3.53% for the nine months ended September 30, 2009 to 3.72% for the same period in 2010. The increase in the margin is the result of declines in the cost of interest bearing liabilities, principally time deposits and long-term debt, exceeding the declines in yields on interest-earning assets. Further, the deposit growth mentioned above has allowed the Company to not replace its maturing long-term borrowings.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

	Nine Months Ended
	September 30, 2010			September 30, 2009
		Tax	Tax		Tax	Tax
	Average	Equivalent	Equivalent	Average	Equivalent	Equivalent
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Interest from short-term investments	$27,571	$94	0.46%	$21,891	$39	0.24%
Investment securities	308,200	7,586	3.29%	149,695	4,356	3.89%
Loans	899,697	36,734	5.40%	839,201	35,798	5.62%

Total interest-earning assets	1,235,468	44,414	4.76%	1,010,787	40,193	5.25%

Interest Bearing Liabilities:
Interest bearing demand deposits	$392,799	$2,005	0.68%	$297,407	$2,466	1.11%
Savings deposits	62,919	127	0.27%	60,742	159	0.35%
Time deposits	486,809	5,940	1.60%	353,385	7,054	2.67%
Short-term borrowings	84,196	340	0.53%	76,551	309	0.53%
Long-term debt	54,342	1,222	3.00%	108,742	2,956	3.58%

Total interest bearing liabilities	1,081,065	9,634	1.18%	896,827	12,944	1.93%

Overall cost of funds			1.04%			1.72%
Net interest income / net interest spread		$34,780	3.58%		$27,249	3.32%

Net interest margin			3.72%			3.53%

Other Income

Noninterest income increased to $18,257,000 for the nine months ended September 30, 2010, as compared to $12,599,000 in the same prior year period. Excluding the increase in securities gains of $2,457,000 in 2010 compared to 2009, noninterest income increased $3,201,000, or 27.1%. Noninterest income generation increased across all business lines including Orrstown Financial Advisors, mortgage originations and retail fees generated from deposit accounts. These business lines have been able to capitalize on favorable market conditions, which include:

•

An increase in trust department and brokerage income of $815,000, or 28.0% for the nine months ended September 30, 2010 compared to 2009, the result of increases in trust and brokerage activity as the stock market has started to show signs of recovery, and additional trust assets under management, which increased from $407,350,000 at September 30, 2009 to $545,480,000 at September 30, 2010.

•

The continued decline in mortgage interest rates has led to an increase in new mortgage loan applications as well as refinancing activities. Given these low interest rates, the Company generally sells its 30-year conforming loans to investors. The increase in activity has resulted in gains on sales of loans increasing to $782,000 for the nine months ended September 30, 2010 compared to $629,000 in 2009.

•

The Company continues to see an increase in its deposit accounts and other customer related services, which has resulted in an increase in service charges. Total service charges totaled $8,472,000 for the nine months ended September 30, 2010, an increase of $1,045,000, or 14.1% over 2009. An increase in customer’s use of the Mastermoney debit card program contributed $305,000 of the favorable increase.

•

Included in other income for the nine months ended September 30, 2010 was the gain on the sale of a fixed for prime floating rate swap that was recorded in the second quarter totaling $778,000. In connection with the Company’s asset liability management, it was determined this swap would be settled in order to protect earnings in the event interest rates would rise. In addition, life insurance death benefits of $240,000 were recognized upon the death of a former director in 2010. No similar gains on settlement of swaps or death benefit earnings were noted in 2009.

The Company continues to advertise and market itself in order for consumers to recognize the broad range of financial services and products the Company has to offer, and to increase its brand recognition. Through the use of enhanced technology, the Company expects it will be able to reach a broader market which will allow it to continue to grow its customer base. In the fourth quarter of 2010, the Company began offering its mortgage product through on-line applications.

Other Expenses

As a result of the growth the Company has experienced, other expenses rose from $23,923,000 during the first nine months of 2009 to $27,102,000 for the same period in 2010, an increase of $3,179,000, or 13.3%. The following contributed to the increase in other expenses.

•

The largest increase was in salaries and employee benefits, which was $14,844,000 for the nine months ended September 30, 2010, an increase of $2,012,000 over 2009’s results. The increase was attributable to the growth in the number of staff, which grew from 255 full-time equivalents at September 30, 2009 to 277 at September 30, 2010. Thirteen of these new staff were business development officers, mortgage originators or financial advisors. The addition of these employees directly contributed to the revenue growth the Company experienced. Additional support staff were also required to handle the additional business. Additional increases in employee benefits were noted, particularly health and welfare costs, which increased consistent with national trends. Further, the Company recorded expense related to its share-based compensation of $351,000 for the nine months ended September 30, 2010, compared to $133,000 in 2009.

•

FDIC insurance, included in other operating expenses, totaled $1,139,000 for the nine months ended September 30, 2010, an increase of 13%, or $135,000 over 2009. The increase is the result of additional deposits that the Bank has been able to generate in 2010, combined with an increase in the fee schedule.

•

Fees associated with the Bank’s Mastermoney Card totaled $458,000 for the quarter ended September 30, 2010, an increase of $105,000 over 2009’s expense. The increase in expense is consistent with an increase in Mastermoney fee income of $305,000. These expenses are included in other operating expenses.

•

Contributions, included in other operating expenses, for the three months ended September 30, 2010 totaled $241,000, or $104,000 higher than in 2009. The increase in expense is a result of commitments to the communities that the Bank serves as we continue to build relationships and expand our presence in these market areas.

•

Collection and real estate owned expenses, included in other operating expenses, increased approximately $256,000 from $181,000 for the nine months ended September 30, 2009 to $437,000 for the same period in 2010. The increase is commensurate with the increase in risk assets discussed in the provision and allowance for loan losses section.

•

In the third quarter of 2010, the Bank incurred additional expenses associated with its investments in low-income housing projects. This resulted in incremental expense of $170,000 recorded in the nine months ended September 30, 2010 over the same period in 2009. These charges are included in other operating expenses.

•	The remainder of the increase in other expenses is primarily the result of the growth experienced by the Company.

Despite an increase in the other expenses, the Company was able to improve on its efficiency ratio, which was 54.0% for the nine months ended September 30, 2010, compared to 60.7% in 2009.

Income Tax Expense

Income tax expense totaled $4,864,000 for the nine months ended September 30, 2010, an increase of $1,499,000 over 2009. A meaningful comparison of income tax expense to levels of pre-tax income is the effective tax rate. For first nine months of 2010, the effective tax rate was 28.5% versus 24.5% in 2009. The increase in the effective tax rate was a result of higher level of pre-tax earnings in 2010, which were taxed at the incremental 35% statutory federal tax rate, and a historic tax credit that benefited 2009’s income tax expense, with no similar benefit in 2010.

The Company’s effective tax rate is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Through this review and evaluation process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. An unallocated portion of the reserve ensures that any additional unforeseen losses that are not otherwise identifiable will be able to be absorbed. It is intended to provide for imprecise estimates in assessing projected losses, uncertainties in economic conditions and allocating pool reserves. Management deems the total of the allocated and unallocated portions of the allowance for loan losses to be adequate to absorb any losses at this time.

The provision for loan losses amounted to $7,550,000 and $1,265,000 for the first nine months of 2010 and 2009. The allowance for loan losses to loans ratio for the Company was 1.67% at September 30, 2010, compared to 1.26% at December 31, 2009 and 0.92% on September 30, 2009. The provision for loan losses compared to net charge-offs of $3,231,000 during the first three quarters of 2010 and $442,000 during the same period last year. An unallocated amount of $2,058,000, or 13.4%, was included in the September 30, 2010 allowance for loan losses versus $1,262,000, or 11.4%, at December 31, 2009.

The provision for loan losses and the net charge-offs to the allowance for loan losses are shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2010	2009	2010	2009

Balance at beginning of period	$14,582	$7,413	$11,067	$7,140
Provision for loan losses	1,130	750	7,550	1,265
Recoveries	6	3	91	15
Loans charged-off	(332)	(203)	(3,322)	(457)

Balance at end of period	$15,386	$7,963	$15,386	$7,963

Net charge-offs to average loans outstanding (annualized)	0.15%	0.09%	0.48%	0.07%

NONPERFORMING ASSETS / RISK ELEMENTS

Nonperforming assets for the periods indicated are as follows:

(Dollars in Thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Loans on nonaccrual (cash) basis	$14,427	$14,496	$23,020	$4,267
Loans whose terms have been renegotiated	0	0	0	0

Total nonperforming loans	14,427	14,496	23,020	4,267
Other real estate owned	2,528	1,264	873	1,065

Total nonperforming assets	16,955	15,760	23,893	5,332

Loans past due 90 or more days and still accruing	3,526	7,255	8,929	6,155

Total nonperforming and other risk assets	$20,481	$23,015	$32,822	$11,487

Ratio of total nonperforming loans to loans	1.57%	1.61%	2.56%	0.48%
Ratio of total nonperforming assets to assets	1.15%	1.16%	1.82%	0.45%
Ratio of total risk assets to total loans and OREO	2.22%	2.56%	3.65%	1.30%
Ratio of total risk assets to total assets	1.39%	1.69%	2.49%	0.96%
Allowance for loan losses to nonperforming loans	107%	101%	52%	259%

The Company’s non-accrual loans totaled $14,427,000 at September 30, 2010, down $8,593,000, or 37%, from the high of $23,020,000 at March 31, 2010. Improvement was made through the reduction in the level of non-accrual loans, loans past due 90 or more days and still accruing, and total delinquency. The Company continues to be diligent in its handling of nonperforming and other risk assets and has been able to reduce the level of risk assets from a high of $32,822,000 at March 31, 2010 to $20,481,000 at September 30, 2010. Two large credits, totaling $7.6 million, have been worked off the books since March 2010, which resulted in a $2.0 million charge-off in the second quarter of 2010. The Company has experienced an increase in its ratio of total risk assets to total assets from 0.96% at December 31, 2009 to 1.39% at September 30, 2010. Increases in risk assets have been experienced by financial institutions both at a national and local level and the Company has seen increases as well. However, the ratio of total risk assets to total assets reached its high of 2.49% at March 31, 2010, and the Company has been able to continue to work through these problem assets.

As of September 30, 2010, the Bank has 11 commercial relationships that are included in the nonaccrual loan balance of $14,427,000. The largest of these relationships has total outstanding loan balances of $8,598,000, consisting of advances under a line of credit to a company that finances interim construction financing for mortgages, residential manufactured, modular and site-built homes. As a result of the downturn in the housing market, the company experienced financial difficulties and declared bankruptcy in the first quarter of 2010. The Bank is in the process of pursuing a recovery of the amounts owed to it in the Bankruptcy Court proceedings as well as through other avenues of recovery that may be available to it including, without limitation, the guarantees provided by the principals and other potential claims against third parties.

A second relationship in nonaccrual status at September 30, 2010, with an outstanding loan balance of $1,558,000, is to a professional service firm that provides services in the construction industry. Again, as result of the downturn in the economy, this firm has experienced financial difficulties and has not been able to meet their debt service requirements, resulting in the loan being placed in nonaccrual status. The Bank is in process of working out this relationship with the borrower, and will pursue recovery methods. The loan is secured by commercial real estate, the personal residence of a guarantor and the Company’s assets.

A third relationship involves the financing of a commercial office building that has had difficulties in securing leases from tenants that will enable it to meet its debt service requirements. The Bank is working with the borrower through the lease up period, in order to allow sufficient time to increase the building’s occupancy. This loan is secured by the commercial office building.

No additional relationships in nonaccrual status have balances in excess of $1,000,000.

The Company believes through the combination of the collateral securing the loans, including personal guarantees and the reserves allocated for on these other nonaccrual loans totaling $4,618,000, it has adequately provided for the potential losses incurred on these relationships as of September 30, 2010. However, as additional time passes on these relationships, additional information may become known that could result in additional reserve allocations, or, alternatively, it may be deemed that the reserve allocations exceed what is needed.

The increase in other real estate owned at September 30, 2010 compared to June 30, 2010 and December 31, 2009 is principally the result of the Bank taking title to two commercial properties in August 2010 with a cost basis of $1,445,000. The first property, with a basis of $647,000, was subsequently sold in October 2010 at a small gain. The second property, with a basis of $798,000, is expected to be sold by December 31, 2010 with no loss anticipated.

At September 30, 2010, the total recorded investment in impaired loans was $22,564,000, of which $15,687,000 had specific allowances determined in accordance with generally accepted accounting principles and $6,877,000 did not have specific allowances. The allowance for loan losses on these impaired loans amounted to $5,360,000 at September 30, 2010. At December 31, 2009, the total recorded investment in impaired loans was $31,700,000, of which $15,503,000 had allowances determined in accordance with generally accepted accounting principles and $16,197,000 had no specific allocations. The allowance for loan losses on these impaired loans amounted to $4,801,000 at December 31, 2009.

Loans 30 to 89 days past due declined 16.3% from $19.0 million at December 31, 2009, to $15.9 million at September 30, 2010.

CAPITAL

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to financial holding companies.

As of September 30, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of September 30, 2010 and December 31, 2009 are presented below.

	Actual Ratio	Minimum Capital Ratio Requirement	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2010
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	14.9%	8.0%	n/a
Orrstown Bank	13.1%	8.0%	10%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	13.7%	4.0%	n/a
Orrstown Bank	11.8%	4.0%	6%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	9.5%	4.0%	n/a
Orrstown Bank	8.3%	4.0%	5%

December 31, 2009
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	11.4%	8.0%	n/a
Orrstown Bank	11.1%	8.0%	10%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	10.1%	4.0%	n/a
Orrstown Bank	9.8%	4.0%	6%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	7.6%	4.0%	n/a
Orrstown Bank	7.4%	4.0%	5%

On February 9, 2010, the Company filed a shelf registration statement on Form S-3, with the Securities and Exchange Commission, that provided the Company the ability to raise capital, from time to time, up to an aggregate of $80 million, through the sale of stock, preferred stock, debt securities, warrants and other securities. The Company completed a public stock offering of 1,481,481 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $40,000,000 during the first quarter of 2010. Net proceeds after underwriting commissions and expenses were $37,550,000. Although the Company recognized this offering would initially dilute earnings per share and reduce return on equity and tangible equity performance measurements, management felt it was necessary in order to support the continued growth of the Company. The additional capital allowed the Company to bolster its regulatory capital ratios during a time of an uncertain economy and the potential for increased government oversight and perhaps higher regulatory capital requirements. As noted above, the Company’s capital ratios have increased significantly as a result of the stock offering. The Company feels with this additional capital, it positions itself well to weather the economy and take advantage of future opportunities that may arise. The Company has no current plans to issue additional shares of common stock.

In addition to the increase in shareholders’ equity that resulted from the stock offering, total shareholders’ equity increased by an additional $15,462,000. This growth was principally the result of 2010 retained earnings of $7,245,000, appreciation on the Company’s securities available for sale and derivatives used for hedging of $6,630,000, and issuance of shares in connection with share based compensation and dividend reinvestment plans totaling $1,413,000. Offsetting these increases was the purchase of treasury shares totaling $195,000.

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

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation. The cumulative gap position at 12 months is negative at $240 million at September 30, 2010 and the RSA/RSL cumulative ratio is 0.64%, versus 0.88% reported at December 31, 2009. The Company enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on such evaluation, such officers have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2010.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended September 30, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
7/1/10 through 7/31/10	0	0	0	52,110
8/1/10 through 8/31/10	8,209	21.17	8,209	43,901
9/1/10 through 9/30/10	900	22.91	900	193,001

Total	9,109	21.34	9,109

(1)	On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. On September 27, 2010, the Company announced the extension of the Stock Repurchase Plan, which allows it to purchase an additional 150,000 shares, as conditions allow. As of September 30, 2010, 106,999 shares have been purchased under the program.

The Company did not sell any unregistered securities during the quarter ended September 30, 2010.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws, as amended, incorporated by reference to Exhibit 3.2 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

(i) Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1.

(ii) By-laws, as amended, incorporated by reference to Exhibit 3.2.

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Principal Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer) – filed herewith

32.2	Section 1350 Certifications (Principal Financial Officer) – filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas R. Quinn, Jr.
(Thomas R. Quinn, Jr., President and CEO)
(Duly Authorized Officer)

/s/ Bradley S. Everly
(Bradley S. Everly, Executive
Vice President and CFO)
(Principal Financial Officer)

Date: November 5, 2010

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws, as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed on January 29, 2010.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

	i.	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1.

	ii.	By-laws, as amended, incorporated by reference to Exhibit 3.2.

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Principal Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer) – filed herewith

32.2	Section 1350 Certifications (Principal Financial Officer) – filed herewith