Form 10-K
period 2010-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2011-03-11
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34292

ORRSTOWN FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2530374
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania	17257
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 532-6114

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on which Registered
Common Stock, No Par Value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐    No  ☒

Aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2010 was $171,393,309.

Number of shares outstanding of the registrant’s common stock as of March 1, 2011: 7,989,556.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.

FORM 10-K

PART I

ITEM 1—BUSINESS

Orrstown Financial Services, Inc. (the Company) is a financial holding company registered under the Gramm-Leach-Bliley Act. The executive offices of Orrstown Financial Services, Inc. are located at 77 East King Street, Shippensburg, Pennsylvania, 17257. Orrstown Financial Services, Inc. was organized on November 17, 1987, under the laws of the Commonwealth of Pennsylvania for the purpose of acquiring Orrstown Bank, Shippensburg, Pennsylvania, and such other banks and bank related activities as are permitted by law and desirable. Orrstown Bank is engaged in providing banking and bank related services in South Central Pennsylvania, principally Franklin, Perry and Cumberland Counties in Pennsylvania and in Washington County, Maryland. The twenty offices of Orrstown Bank are located in Shippensburg (2), Carlisle (4), Spring Run, Orrstown, Chambersburg (3), Greencastle, Mechanicsburg (2), Camp Hill, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland.

The Company files periodic reports with the Securities and Exchange Commission (SEC) in the form of quarterly reports on Form 10-Q, annual reports on Form 10-K, annual proxy statements and current reports on Form 8-K for any significant events that may arise during the year. Copies of these reports, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, may be obtained free of charge through the SEC’s internet site at www.sec.gov or by accessing the Company’s website at www.orrstown.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Information on our website shall not be considered a part of this Form 10-K.

History and Acquisitions

Orrstown Bank was originally organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, Orrstown Financial Services, Inc. acquired 100% ownership of Orrstown Bank, issuing 131,455 shares of Orrstown Financial Services, Inc.’s common stock to the former Orrstown Bank shareholders.

On May 1, 2006, the Company completed its acquisition of The First National Bank of Newport (First National), a national banking institution with $120 million in assets at the time of the acquisition. The final consideration paid in the transaction to stockholders of First National consisted of approximately 699,949 shares of the Company’s common stock and $8.9 million in cash. The transaction was valued at approximately $34 million in the aggregate. As a result of this transaction, the Company added four branches located in Perry County, Pennsylvania, $120 million in assets, $72 million in loans and $106 million in deposits to its franchise. First National remained a separate subsidiary banking institution of the Company until June 15, 2007 when First National merged with and into Orrstown Bank with Orrstown Bank as the surviving institution.

Business

Orrstown Financial Services, Inc.’s primary activity consists of owning and supervising its subsidiary, Orrstown Bank (the Bank). The day-to-day management of the Bank is conducted by the subsidiary’s officers. Orrstown Financial Services, Inc. derives a majority of its current income through dividends from Orrstown Bank. As of December 31, 2010, the Company, on a consolidated basis, had total assets of approximately $1.512 billion, total shareholders’ equity of approximately $160 million and total deposits of approximately $1.188 billion.

Orrstown Financial Services, Inc. has no employees. Its five officers are employees of its subsidiary bank. On December 31, 2010, Orrstown Bank had 275 full-time and 36 part-time employees.

The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants commercial, residential, consumer and agribusiness customers in its market area of Franklin, Perry and Cumberland Counties of Pennsylvania and Washington County, Maryland. The concentrations of credit by type of loan are set forth in Note 4, “Loans Receivable and Allowance for Loan Losses” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data”. The Bank maintains a diversified loan portfolio and evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer and collateral standards established in the Bank’s lending policies and procedures.

Lending

All secured loans are supported with appraisals or evaluations of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided they meet acceptable standards for liquidity and marketability. Loans secured by equipment and/or other non real estate collateral generally do not exceed 70% of appraised value or cost, whichever is lower. Loans secured by residential real estate generally do not exceed 80% of the appraised value of the property. Loan to collateral values are monitored as part of the loan review process, and appraisals are updated as deemed appropriate under the circumstances.

Commercial Lending

A majority of the Company’s loan assets are loans for business purpose. Approximately 75% of the loan portfolio is comprised of commercial loans. The Bank makes commercial real estate, equipment, working capital and other commercial purpose loans as required by the broad range of borrowers across the Bank’s various markets. The average size loan in the Bank’s commercial loan portfolio is approximately $259,000.

The Bank’s loan policy dictates the underwriting requirements for the various types of loans the Bank would extend to borrowers. The policy covers such requirements as debt coverage ratios, advance rate against different forms of collateral LTV and maximum term.

Approximately 47% of the Bank’s commercial portfolio is owner occupied or non owner occupied commercial real estate loans including multi family. The typical loan in this type is secured by a commercial property with a maximum LTV of 75% of the appraised value of the property. The maximum term and amortization typically does not exceed 20 years. Interest rates charged on these loans are primarily fixed for a period of 3 to 7 years and then adjust to an index and spread after the fixed rate period. The average size of a loan in this type is approximately $406,000.

Approximately 37% of the Bank’s commercial portfolio are loans for general commercial purpose and include permanent working capital, short term working capital, machinery and equipment financing. These types of loans can either be in the form of lines of credit or term loans. These loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a majority of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. The personal guarantee of the business owner is also to be taken. In the case of term loans, the average term of a loan would be primarily driven by the use of the loan proceeds and the useful life of the collateral. Interest rates charged are either fixed or variable. If the interest rate is or will become variable at any point in the loans life, an interest rate floor is placed on the loan. The average size of a loan in this type is approximately $160,000.

Consumer Lending

The Bank provides home equity loans, home equity lines of credit and other consumer loans through its branch network. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a LTV of no greater than 90% of the value of the real estate being taken as collateral. Underwriting standards typically require a borrower have a debt to income ratio of 38% or less.

Residential Lending

The Bank provides residential mortgages throughout its various markets through a network of mortgage loan officers. A majority of the residential mortgages originated are sold to secondary market investors, primarily Fannie Mae and the Federal Home Loan Bank of Pittsburgh. All mortgages, regardless of being sold or held in the Bank’s portfolio, are underwritten to secondary market industry standards for prime mortgages. The Bank requires a LTV of no greater than 80% of the value of the real estate being taken as collateral, without the borrower obtaining private mortgage insurance.

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

During 2010, we implemented a centralized consumer underwriting solution, which enables us to process loans more efficiently, providing our customers with faster turnaround times. As a result, we increased our mortgage origination sales force and plan to add additional talent in 2011. Our team is supported by a state of the art system that enables them to take applications at the customer’s home or business via laptop. Additionally, we added several new mortgage products including Federal Home Administration (FHA), Veterans Administration (VA) and USDA Guaranteed Rural Housing programs. During 2010, customers now have the ability to apply for mortgages electronically. Consumer loan pre-approvals are instant, and most loan decisions are made within 24 hours. After approval, the entire process is simplified and expedited, enabling Orrstown Bank to handle a much larger volume of lending without significant increases in support staff.

A new website is also slated for 2011 that will provide the platform for the new consumer loan and mortgage products and other enhancements to improve the customer experience. A customer relationship management (CRM) system will also be implemented which will enable our sales staff to more effectively meet all our customers’ needs. The new system will provide real time sales management tools and metrics to support the growth of all our lines of business.

Orrstown Financial Advisors (OFA)

Through its trust department, Orrstown Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name “Orrstown Financial Advisors.” OFA offers retail brokerage services through a third party broker/dealer arrangement with Financial Network Investment Company (FNIC). As of December 31, 2010, trust assets under management were $570 million.

Regulation and Supervision

Orrstown Financial Services, Inc. is a financial holding company, and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). As a registered bank holding company and financial holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 and to inspection, examination, and supervision by the Federal Reserve Board.

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Company. The Bank’s operation is also subject to regulations of the Pennsylvania Department of Banking, the Federal Reserve Board and the Federal Deposit Insurance Company (FDIC).

Several of the more significant regulatory provisions applicable to banks and financial holding companies to which the Company and its subsidiary are subject, are discussed below, along with certain regulatory matters concerning the Company and its subsidiary. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiary.

Financial and Bank Holding Company Activities

As a financial holding company, the Company may engage in, and acquire companies engaged in, activities that are considered “financial in nature”, as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of the Company ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Company to divest the banking subsidiary. In addition, if any banking subsidiary of the Company receives a Community Reinvestment Act rating of less than satisfactory, the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve Board after-the-fact notice of the new activities.

Interstate Banking and Branching

As a bank holding company, the Company is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”), subject to certain concentration limits and other requirements, bank holding companies such as the Company may acquire banks and bank holding companies located in any state. The Riegle-Neal Act also permits banks to acquire branch offices in other states, and establish de novo branch offices in other states, contingent upon the host state having adopted legislation “opting in” to those provisions of the Riegle-Neal Act. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), banks now may acquire or establish branch offices in another state to the same extent as a bank chartered in that state would be permitted to establish branch offices. The Company has expanded its market south into Hagerstown, Maryland with its first branch opening in March 2006.

FDIC Insurance and Assessments

The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012. Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31,

2012 (the “Debt Guarantee Program”). The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the Transaction Account Guarantee Program.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on regulatory capital ratios and other supervisory factors. The Bank is currently in Risk Category 1, the lowest risk category.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%. For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category 1 to between 12 and 14 basis points. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category 1 to between 12 and 16 basis points. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, based on the ratio of certain amounts of Tier 1 capital to adjusted assets. The assessment rate may be adjusted for Risk Category 1 institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions).

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments. Instead of imposing additional special assessments during 2009, the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, increased by three basis points beginning in 2011, and the assessment base was increased at a 5% annual growth rate. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. This prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to off set the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by 2020 and offset the effect on institutions with assets less than $10 billion in assets. Pursuant to the new restoration plan, the FDIC will forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011. The FDIC has proposed new assessment regulations that would redefine the assessment base as average consolidated assets less average tangible equity. The proposed regulations would use the current assessment rate schedule with modifications to the unsecured debt and brokered deposit adjustments and the elimination of the secured liability adjustment.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0108% of insured deposits on an annualized basis in fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new

Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that may affect us are the following:

Holding Company Capital Requirements. The Dodd-Frank Act requires the Federal Reserve Board to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. The capital requirements that the Company and Bank are currently subject to are noted in “Note 14. Shareholders’ Equity and Regulatory Capital”, in the Notes to the Consolidated Financial Statements included under Item 8 of this Report.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter (“Say-On-Pay”) and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions. Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, a derivatives transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities, securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders. Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Interest on Demand Deposits. Effective July 21, 2011, the Dodd-Frank Act repealed all federal prohibitions on the ability of financial institutions to pay interest on demand deposits.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a reputable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

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

Capital Requirements

Information concerning the Company and its subsidiary with respect to capital requirements is incorporated by reference from Note 14, “Shareholders’ Equity and Regulatory Capital”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Adequacy and Regulatory Matters” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

FDICIA

The Federal Deposit Insurance Company Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions—well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized—and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2010, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

Dividend Restrictions

The Company’s funding for cash distributions to its shareholders is derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds is dividends received from its subsidiary, Orrstown Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Company without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. The Federal Reserve Board in 2009 notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial conditions; or the bank holding company will not meet, or is in danger of meeting, its minimum regulatory capital adequacy ratios. Additional information concerning the Company and its banking subsidiary with respect to dividends is incorporated by reference from Note 15, “Restrictions on Dividends, Loans and Advances”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Adequacy and Regulatory Matters” section of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

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

Other Federal Laws and Regulations

The Company’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Company’s common stock is registered with the SEC, it is subject to this Act. As an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Company was subject to section 404 of the Sarbanes-Oxley Act starting in the year ended December 31, 2004.

Government Actions and Legislation

The Emergency Economic Stabilization Act of 2008 (the “EES Act”), effective October 2008, allocated up to $700 billion towards purchasing and insuring assets held by financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to authority granted under the EES Act, the U.S. Treasury announced the Capital Purchase Program whereby the U.S. Treasury agreed to purchase senior preferred shares from qualifying U.S. financial institutions. Each participating institution may sell to the U.S. Treasury an amount of senior preferred shares ranging from 1.0 percent to 3.0 percent of its September 30, 2008 risk-weighted assets. The preferred shares are generally nonvoting and pay an initial dividend rate of 5.0 percent per year for the first five years, increasing to 9.0 percent per year after year five. As part of the consideration for the shares, the U.S. Treasury requires the receipt of Warrants to acquire common stock from the participating institution having an aggregate market price equal to 15.0 percent of the amount of capital invested by the U.S. Treasury in the senior preferred shares, at an exercise price equal to the average trailing 20-trading day market price of the institution’s common stock at the time of issuance. Participating institutions must agree to certain limitations on executive compensation, repurchases of junior preferred or common stock and increases in common stock dividend payments. The Company, after careful analysis, chose not to participate in the Capital Purchase Program.

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

Future Legislation

Changes to the laws and regulations in the states where the Company and the Bank do business can affect the operating environment of both the bank holding company and its subsidiaries in substantial and unpredictable ways. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company. This is also true of federal legislation particularly given the current volatile environment.

NASDAQ Capital Market

The Company’s common stock is listed on The NASDAQ Capital Market under the trading symbol “ORRF” and is subject to NASDAQ’s rules for listed companies.

Forward Looking Statements

Additional information concerning the Company and its banking subsidiaries with respect to forward looking statements is incorporated by reference from the “Important Factors Relating to Forward Looking Statements” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7.

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

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the Company’s operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand the activities in which Orrstown permissibly may engage and it may affect the competitive balance within the Company’s industry and market areas.

The Dodd-Frank Act and the regulations to be adopted thereunder are expected to subject Orrstown and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on its business, financial condition, results of operations or the price of Orrstown common stock and the Company’s ability to continue to conduct business consistent with historical practices.

The recent repeal of federal prohibitions on the payment of interest on demand deposits could increase our interest expense and reduce our net interest margin.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not know what interest rates or products other institutions may offer. Our interest expense could increase and our net interest margin could decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers. Consequently, our business, financial condition or results of operations could be adversely affected.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect us.

There is no precise method of predicting loan losses. We can give no assurance that our allowance for loan losses is or will be sufficient to absorb actual loan losses. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses.

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

Our allowance for loan losses was 1.66% of total loans and 106% of non-performing loans at December 31, 2010, compared to 1.26% of total loans and 259% of non-performing loans at December 31, 2009. Material additions to our allowance could materially decrease our net income. In addition, at December 31, 2010, our top 25 lending relationships individually had commitments in excess of $6,600,000, and a total outstanding loan balance of $189,335,000, or nearly 20% of the loan portfolio. The deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provisions for loan losses, which would negatively impact our results of operations.

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

During the past few years, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Company, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund.

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

In 2011, the FDIC finalized its new assessment for insurance, as required by the Dodd-Frank Act. The final rule, which takes effect April 1, 2011, bases the assessment on what the Bank holds in assets, minus tangible equity, instead of the current method which is based on deposit holdings.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. Our expenses for the year ended December 31, 2010, have been significantly and adversely affected by these increased premiums and the special assessment. These increases and assessment and any future increases in insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

Our business strategy involves making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2010, our loans secured by commercial real estate totaled approximately $340 million, which represented 35% of total loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline.

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

Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations. At December 31, 2010, we had loans of approximately $117 million, or 12% of total loans, outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

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

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $910.3 million, or 151%, from $601.5 million at January 1, 2006, to $1.511 billion at December 31, 2010, primarily due to our acquisition of First National in 2006 and organic growth through increases in residential mortgage loans and commercial real estate loans and securities available for sale funded by growth in deposits. Over the long term, we expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. However, achieving our growth targets requires us to successfully execute our business strategies, which include continuing to grow our loan portfolio thereby recognizing the value of our investments in personnel in that area. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet our stringent underwriting standards. In addition, we may consider the acquisition of other financial institutions and branches within or outside of our market area, the success of which will depend on a number of factors, including our ability to integrate the acquired branches into the current operations of the Company, our ability to limit the outflow of deposits held by customers of the acquired institution or branch locations, our ability to control the incremental increase in non-interest expense arising from any acquisition and our ability to retain and integrate the appropriate personnel of the acquired institution or branches. While we believe we have the resources and internal systems in place to successfully achieve and manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our banking subsidiaries to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that, they believe, are necessary to support our business operations. At December 31, 2010, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels. For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.

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

We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home

Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was approximately $7.0 million as of December 31, 2010.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2010, we cannot guarantee that we will not have any “material weaknesses” reported in our management’s report on internal control or by our independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

Orrstown Bank owns and leases properties in Cumberland, and Franklin Counties, Pennsylvania and Washington County, Maryland as branch banking offices, and an operations center. The Company and Orrstown Bank maintain headquarters at the Bank’s King Street Office in Shippensburg, Pennsylvania. A summary of these properties is as follows:

Office and Address	Acquired/Built
Properties Owned
Orrstown Office	1919
3580 Orrstown Road
Orrstown, PA 17244

Lurgan Avenue Office	1981
121 Lurgan Avenue
Shippensburg, PA 17257

King Street Office	1986
77 E. King Street
Shippensburg, PA 17257

Stonehedge Office	1994
427 Village Drive
Carlisle, PA 17015

Path Valley Office	1995
16400 Path Valley Road
Spring Run, PA 17262

Norland Avenue Office	1997
625 Norland Avenue
Chambersburg, PA 17201

Silver Spring Office	2000
3 Baden Powell Lane
Mechanicsburg, PA 17050

Seven Gables Office	2003
1 Giant Lane
Carlisle, PA 17013

Lincoln Way East Office	2004
1725 Lincoln Way East
Chambersburg, PA 17202

Greencastle Office	2006
308 Carolle Street
Greencastle, PA 17225

Simpson Street Office	2006
1110 East Simpson Street
Mechanicsburg, PA 17055

Office and Address	Acquired/Built

Newport Office	2007
Center Square
Newport, PA 17074

Duncannon Office	2007
403 North Market Street
Duncannon, PA 17020

New Bloomfield Office	2007
1 South Carlisle Street
New Bloomfield, PA 17068

Eastern Blvd. Office	2008
1020 Professional Court
Hagerstown, MD 21740

North Pointe Business (Operations) Center	2007
2695 Philadelphia Avenue
Chambersburg, PA 17201

Land Lease / Premises Owned
Orchard Drive Office	2003
1355 Orchard Drive
Chambersburg, PA 17201

Red Hill Office	2007
18 Newport Plaza
Newport, PA 17074

Leased
Hanover Street	1997
22 S. Hanover St.
Carlisle, PA 17013

North Middleton Office	2002
2250 Spring Road
Carlisle, PA 17013

Camp Hill	2005
3045 Market St.
Camp Hill, PA 17011

ITEM 3—LEGAL PROCEEDINGS

Orrstown Financial Services, Inc. is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

ITEM 4—REMOVED AND RESERVED

None

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The NASDAQ Capital Market under the symbol “ORRF” as of April 28, 2009, and continues to be listed there as of the date hereof. Before such listing, our common stock was quoted on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. Unlike The NASDAQ Capital Market, the OTCBB does not impose listing standards and does not provide automated trade executions. Historical trading in the Company’s stock has not been extensive and such trades cannot be characterized as constituting an active trading market. At the close of business on March 7, 2011, there were approximately 3,111 shareholders of record.

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

	2010			2009
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
	High	Low		High	Low
First quarter	$36.50	$24.92	$0.22	$29.25	$23.50	$0.22
Second quarter	26.64	20.45	0.22	40.00	22.00	0.22
Third quarter	24.59	20.00	0.225	39.00	34.26	0.22
Fourth quarter	27.95	22.82	0.225	39.39	27.77	0.22

			$0.89			$0.88

The Company expects to continue its policy of paying regular cash dividends declared from time to time by the Board of Directors, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. See Note 15, “Restrictions on Dividends, Loans and Advances,” in the “Notes to Consolidated Financial Statements” included in Item 8 for the year ended December 31, 2010 for restrictions on the payment of dividends.

Issuer Purchases of Equity Securities

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended December 31, 2010. The maximum number of shares that may yet be purchased under the plan is 191,926 shares at December 31, 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs(1)
10/1/10 through 10/31/10	0	$0	0	193,001
11/1/10 through 11/30/10	0	0	0	193,001
12/1/10 through 12/31/10	1,075	25.36	1,075	191,926

Total	1,075	$25.36

(1)

On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. 106,999 shares were repurchased pursuant to that program. On September 23, 2010, Orrstown Financial Services, Inc. announced an extension of the Stock Repurchase Plan authorizing the repurchase of an additional 150,000 shares, including the 43,001 shares remaining to be purchased under the plan as originally approved. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of December 31, 2010, 108,074 shares have been purchased under the program.

PERFORMANCE GRAPH

The following graph shows a five-year comparison of the cumulative total return on the Company’s common stock as compared to other indexes: the SNL index of banks with assets between $1 billion and $5 billion, the S&P 500 Index, and the NASDAQ Composite index. Shareholder returns on the Company’s common stock are based upon trades on the NASDAQ Stock Market. The shareholder returns shown in the graph are not necessarily indicative of future performance.

Orrstown Financial Services, Inc.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Orrstown Financial Services, Inc.	100.00	108.24	95.62	88.58	117.84	95.85
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91

In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Securities Exchange Act of 1934 or the Securities Act of 1933. The Performance Graph and its accompanying table are not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

Recent Sales of Unregistered Securities

The Company has not sold any securities within the past three years which were not registered under the Securities Act of 1933.

ITEM 6—SELECTED FINANCIAL DATA

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006**
Summary of Operations
Interest income	$58,423	$53,070	$52,313	$53,106	$44,788
Interest expense	12,688	16,500	19,408	22,986	17,371

Net interest income	45,735	36,570	32,905	30,120	27,417
Provision for loan losses	8,925	4,865	1,450	750	390

Net interest income after provision for loan losses	36,810	31,705	31,455	29,370	27,027
Securities gains (losses)	3,636	1,661	(27)	58	41
Other operating income	20,157	16,024	15,322	13,186	10,984
Other operating expenses	37,552	31,967	28,165	24,859	21,570

Income before income taxes	23,051	17,423	18,585	17,755	16,482
Income tax expense	6,470	4,050	5,482	5,197	4,850

Net income	$16,581	$13,373	$13,103	$12,558	$11,632

Per Common Share Data*
Income before taxes	$3.03	$2.72	$2.89	$2.76	$2.66
Applicable income taxes	0.85	0.63	0.85	0.81	0.78
Net income	2.18	2.09	2.04	1.95	1.87
Diluted net income	2.17	2.07	2.03	1.94	1.86
Cash dividend paid	0.89	0.88	0.87	0.82	0.743
Book value at December 31	20.10	17.21	16.18	14.97	13.88
Tangible book value at December 31	17.50	13.96	12.87	11.64	10.53
Average shares outstanding—basic	7,609,933	6,406,106	6,421,022	6,428,853	6,201,978
Average shares outstanding—diluted	7,637,824	6,458,752	6,466,391	6,480,710	6,257,647

Stock Price Statistics*
Close	$27.41	$34.88	$27.00	$30.00	$34.81
High	36.50	40.00	33.96	36.19	37.14
Low	20.00	22.00	27.00	28.00	30.29
Price earnings ratio at close	12.6	16.7	13.2	15.4	18.6
Diluted price earnings ratio at close	12.6	16.8	13.3	15.5	18.7
Price to book at close	1.4	2.0	1.7	2.0	2.5
Price to tangible book at close	1.6	2.5	2.1	2.6	3.3

Year-End Balance Sheet Data
Total assets	$1,511,722	$1,196,432	$1,051,783	$884,979	$809,031
Total loans	966,986	881,074	820,468	701,964	618,827
Total investment securities	440,570	204,309	128,353	96,355	91,393
Deposits—noninterest bearing	104,646	90,676	84,261	91,365	85,420
Deposits—interest bearing	1,083,731	824,494	673,107	554,991	553,299
Total deposits	1,188,377	915,170	757,368	646,356	638,719
Repurchase agreements	87,850	64,614	63,407	55,580	40,953
Borrowed money	65,178	64,858	118,887	78,453	33,190
Total shareholders’ equity	160,484	110,886	103,347	96,124	89,388
Trust assets under management—market value	$570,000	$414,000	$354,000	$415,000	$404,000

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006**
Performance Statistics
Average equity / average assets	10.76%	9.55%	10.45%	10.98%	10.66%
Return on average equity	11.22%	12.48%	13.20%	13.64%	15.10%
Return on average tangible equity	13.19%	15.73%	17.02%	18.02%	18.98%
Return on average assets	1.21%	1.19%	1.38%	1.50%	1.61%
Return on average tangible assets	1.23%	1.23%	1.43%	1.56%	1.66%

**	Per share amounts have been restated to reflect a 5% stock dividend paid June 15, 2007.

Supplemental Reporting of Non-GAAP-Based Financial Measures

Return on average tangible assets and return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP-based amounts. The most directly comparable measure is return on average assets and return on average equity, which are calculated using GAAP-based amounts. The Company calculates the return on average tangible assets and equity by excluding the balance of intangible assets and their related amortization expense from the calculation of return on average assets and equity. Management uses the return on average tangible assets and equity to assess the Company’s core operating results and believes that this is a better measure of our operating performance as it is based on the Company’s tangible assets and capital. Further we believe that by excluding the impact of purchase accounting adjustments it allows for a meaningful comparison with the Company’s peers, particularly those that may not have acquired other companies. In addition, this is consistent with the treatment by bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. A reconciliation of return on average assets and equity to the return on average tangible assets and equity, respectively, is set forth below.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Return on average assets (GAAP basis)	1.21%	1.19%	1.38%	1.50%	1.61%
Effect of excluding average intangible assets and related amortization, net of tax	0.02%	0.04%	0.05%	0.06%	0.05%

Return on average tangible assets	1.23%	1.23%	1.43%	1.56%	1.66%

Return on average equity (GAAP basis)	11.22%	12.48%	13.20%	13.64%	15.10%
Effect of excluding average intangible assets and related amortization, net of tax	1.97%	3.25%	3.82%	4.38%	3.88%

Return on average tangible equity	13.19%	15.73%	17.02%	18.02%	18.98%

Tangible book value is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. See reconciliation of book value per share to tangible book value per share below.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006
Shareholders’ equity	$160,484	$110,886	$103,347	$96,124	$89,388
Less: Intangible assets	20,698	20,938	21,186	21,368	21,567

Tangible equity	$139,786	$89,948	$82,161	$74,756	$67,821

Book value per share	$20.10	$17.21	$16.18	$14.97	$13.88
Less: Intangible assets per share	2.60	3.25	3.31	3.33	3.35

Tangible book value per share	$17.50	$13.96	$12.87	$11.64	$10.53

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following is a discussion of our consolidated financial condition and results of operations for each of the three years ended December 31, 2010, 2009 and 2008. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in this report to assist in the evaluation of Orrstown Financial Services, Inc.’s 2010 performance. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Important Factors Relating to Forward Looking Statements

This Report contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as “anticipated”, “believe”, “expect”, “intend”, “seek”, “plan”, “objective”, “trend”, and “goal”. Forward-looking statements are subject to various assumptions, risks, and uncertainties, which change over time, and speak only as of the date they are made.

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

•

changes in interest rates or the mix of interest rates and maturities of our interest earning assets and interest bearing liabilities (primarily loans and deposits) may be less favorable than expected;

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

•

legal and regulatory proceedings, included changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and related matters with respect to the financial services industry, including those directly involving the Company and its subsidiaries, could adversely affect the Company or the financial services industry generally;

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

•	terrorist activities or other hostilities, including the situation surrounding Iraq, may adversely affect the general economy, financial and capital markets, specific industries, and the Company; and

•	technological changes may be more difficult or expensive than anticipated.

The Company undertakes no obligation to update any forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

Critical Accounting Policies

Orrstown’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) and follow general practices within the financial services industry in which it operates. Management, in order to prepare the Company’s consolidated financial statements, is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date through the date the financial statements are filed with the Commission. As this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, the Company has identified the adequacy of the allowance for loan losses, evaluation of goodwill for potential impairment, and accounting for income taxes as critical accounting policies.

The allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet.

Goodwill and other intangible assets have been recorded on the books of the Company in connection with its acquisitions. Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Various market valuation methodologies are used to determine the fair value of the reporting unit. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill are necessary. If the fair value of the reporting unit is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value. To date, the Company has not had to take an impairment charge on its goodwill.

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. As of December 31, 2010, Management has concluded that a valuation allowance is not needed on its net deferred tax asset.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

Corporate Profile and Significant Developments

Orrstown Financial Services, Inc. is a financial holding company headquartered in Shippensburg, Pennsylvania with consolidated assets of $1.512 billion at December 31, 2010. The consolidated financial information presented herein reflects the Company and its wholly-owned commercial bank subsidiary, Orrstown Bank.

Orrstown Bank, with total assets of $1.491 billion at December 31, 2010, is a Pennsylvania chartered commercial bank with 20 offices. Nineteen of those offices are located in Pennsylvania and one in Maryland. On May 21, 2006, the Company acquired The First National Bank of Newport, located in Perry County, Pennsylvania. On June 15, 2007, The First National Bank of Newport was merged into Orrstown Bank. Orrstown Bank’s deposit services include a variety of checking, savings, time and money market deposits along with related debit card and merchant services. Lending services include commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Orrstown Financial Advisors, a division of Orrstown Bank, offers a diverse line of financial services to our customers, including, but not limited to, brokerage, mutual funds, trusts, estate planning, investments and insurance products. At December 31, 2010, approximately $929 million of assets under management were serviced by Orrstown Financial Advisors.

At the May 2008, annual shareholders’ meeting President and Chief Executive Officer, Kenneth R. Shoemaker announced his retirement effective after the May 5, 2009 annual shareholder’s meeting. On February 13, 2009, it was announced that Thomas R. Quinn, Jr. had been selected to succeed Mr. Shoemaker effective May 5, 2009.

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

On September 2, 2008, Orrstown Bank opened its flagship office in Hagerstown, Maryland at 1020 Professional Court, off Eastern Boulevard. Growth in Hagerstown has been above expectations and justified a flagship office.

The Company achieved a milestone during 2010’s fourth quarter by surpassing $1.5 billion in assets.

Orrstown Financial Services, Inc. moved from the OTC Bulletin Board to The NASDAQ Capital Market during 2009. Trading began on The NASDAQ Capital Market under the symbol “ORRF” on April 28, 2009.

The Company joined the broad market Russell 3000 ® Index on June 26, 2009 when Russell Investments reconstituted its U.S. and global indexes. The Company is also part of the Russell 2000 Index, a subset of the Russell 3000 that measures the performance of companies ranked 1,001 – 3,000 by market capitalization.

Economic Climate, Inflation and Interest Rates

During 2008, the U.S. economy faced significant challenges resulting in an overall economic downturn. Poor economic conditions, which were initially evident within the residential housing market beginning in 2007, spread throughout most sectors of the economy in 2008. The economic malaise has continued through the early stages of 2011.

The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. Inflationary pressures over the last five years have been modest, although the potential for future inflationary pressure is present given changing trends in the economy.

As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense is greatly influenced by the interest rates and the slope of the interest rate curve. During the five years presented in this financial statement review, interest rates were relatively high when the economy was perceived as strong; however, as the national and local economy began experiencing financial difficulties and higher levels of unemployment, rates decreased quickly. One example of this is the prime lending rate, which reached a high during the five-year period of 8.25% in September 2007. However, the prime lending rate was reduced 500 basis points over a 15 month period, coinciding with the country’s economic struggles, and ended 2008 with a published prime lending rate of 3.25%. The published prime lending rate remains at 3.25% at December 31, 2010. Management recognizes that asset/liability management, including the effect of rate changes on interest earning assets and interest bearing liabilities, is of critical importance.

Despite the challenging economic conditions during 2009 and into 2010, the Company believes it is positioned to withstand these conditions through its strong capital and liquidity positions, high quality loan and debt securities portfolios and prudent management of credit and interest rate risk.

Results of Operations

For the year ended December 31, 2010, the Company recorded net income of $16,581,000, an increase of 24.0% over 2009 earnings of $13,373,000, which was a 2.06% increase over net income of $13,103,000 realized in 2008. Basic earnings per share have increased over the last three years from $2.04 in 2008 to $2.09 in 2009 and $2.18 in 2010. Diluted earnings per share have increased as well, from $2.03 in 2008, to $2.07 in 2009 and to $2.17 in 2010.

The Company’s earnings performance continues to exceed peer group averages as measured by various ratio analyses. Two widely recognized performance indicators are the return on average assets (ROA) and the return on average equity (ROE). The average publicly traded banking company and the average $1 billion to $5 billion in assets banking company generated ROAs of approximately 0.50% and 0.55%, respectively, during 2010 per SNL Financial, a provider of financial information for the banking industry. The average return on equity for the average traded banking company and the average $1 billion to $5 billion in assets was 4.72% and 5.16%, respectively. The Company’s ROA and ROE compares favorably to this peer information. Return on average tangible assets (ROTA) and return on average tangible equity (ROTE) ratios exclude intangibles from the balance sheet and related amortization and tax expense from net income and is also presented. The Company has goodwill and intangibles from the acquisition of companies and purchased deposits. The following table compares the last three years’ performance ratios.

Performance Statistics	2010	2009	2008
Return on average assets	1.21%	1.19%	1.38%
Return on average tangible assets	1.23%	1.23%	1.43%
Return on average equity	11.22%	12.48%	13.20%
Return on average tangible equity	13.19%	15.73%	17.02%
Average equity / average assets	10.76%	9.55%	10.45%

Net Interest Income

The primary component of the Company’s revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities. Earning assets include loans, securities and federal funds sold. Interest bearing liabilities include deposits and borrowed funds. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate tax rate.

Net interest income is affected by changes in interest rates, volumes of interest-earning assets and interest-bearing liabilities and the composition of those assets and liabilities. The “net interest spread” and “net interest margin” (NIM) are two common statistics related to changes in net interest income. The net interest rate spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning assets. Through the use of demand deposits and stockholders’ equity, the net interest margin exceeds the net interest rate spread, as these funding sources are non-interest bearing.

The “Analysis of Net Interest Income” table presents net interest income on a fully taxable equivalent basis, net interest rate spread and net interest margin for the years ending December 31, 2010, 2009 and 2008. The “Changes in Taxable Equivalent Net Interest Income” below analyzes the changes in net interest income for the same periods broken down by their rate and volume components.

2010 versus 2009

For the year ended December 31, 2010 net interest income, measured on a full tax equivalent basis, increased $9,828,000, or 26.0%, to $47,676,000 from $37,848,000 in 2009. The primary reason for the increase in net interest income was an increase in average earning assets from $1,033,105,000 in 2009 to $1,280,530,000 in 2010. Supplementing the growth in volume, was an increase in net interest margin of 7 basis points (b. p.), from 3.66% in 2009 to 3.73% for 2010. As summarized on the rate/volume table, $7,338,000 of the growth in net interest income was achieved from volume, and $2,490,000 was achieved through an increase in NIM.

The largest portion of the increase in interest income was the result of interested earned on the securities portfolio, which totaled $10,927,000 for the year ended December 31, 2010, an increase of $4,861,000, or 80%, over 2009. Year-over-year, average securities increased $181,344,000, or 111%. Partially offsetting the increase on securities earnings due to volume was a reduction in the interest rate earned of 3.72% in 2009 to 3.17% in 2010.

The growth in securities was funded principally through the growth in money market and time deposit accounts. Average interest bearing deposits increased $201,216,000, or 22.0%, resulting from the Company’s overall customer service model, its market position in several attractive markets, and due to the favorable rating the Bank has received from IDC Financial Publishing, Inc. (IDC), an independent bank safety rating agency which uses its unique rankings of financial ratios to determine the quality ratings of financial institutions. This strong rating facilitates the Company’s ability to attract time deposits and brokered deposits. Despite an increase in the average balance of time deposits of $145,349,000 for the year ended December 31, 2010 compared to 2009, the total interest expense was lowered by $1,108,000. The average volume resulted in an increase of interest expense of $3,635,000, which was more than offset by a decrease in interest expense that resulted from a decrease in the yield paid on time deposits, of 93 basis points from 2009 to 2010, of $4,743,000. The Company recognizes that brokered funds are more volatile funding source than core deposits. However, given the current interest rate environment and the steepness of the interest rate curve, the Company elected to collect these funds and earn a spread on them in order to enhance net interest income. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage backed securities, which provide a regular stream of monthly cash flows, which can be used to meet the maturity needs of time and brokered deposits. We have matched cash flows from the debt securities portfolio with nontraditional cash flows to enable us to unwind the strategy if loan demand continues to increase or if the yield curve flattens.

The growth in the loan portfolio also contributed to the increase in net interest income. Year-over-year, average loans increased $61,676,000, or 7.3%, from the year ended December 31, 2009 to December 31, 2010. The increase in average loans is the result of the Company’s desire to continue to grow its loan portfolio and deploy its capital. This growth has come principally in some of the Company’s less mature markets, in which we have hired additional lending officers, which has increased opportunities in these markets served. The growth experienced in the loan portfolio was achieved primarily in the second half of the year, in which approximately two-thirds of the 2010 growth was achieved. The $61,676,000 growth in average balance in loans contributed $3,600,000 in additional interest income in 2010 compared to 2009. However, the rate earned on loans of 5.42% was 26 b.p. less than in 2009, and offset interest income by $2,492,000. The Company continues to have $30,000,000 in notional amount of interest rate swaps which serve as a hedge against variable rate commercial loans linked to prime and converts them to a fixed rate of interest. The interest rate swaps that the Company had outstanding during 2010 yielded $778,000, which was credited and included as commercial loan interest income.

As noted above, the Company has been able to increase its deposit base. As a result, less reliance has been placed on more costly long-term borrowings. Interest expense on long-term debt has decreased $2,065,000 from $3,584,000 for the year ended December 31, 2009 to $1,519,000 in 2010. Reduction in average daily balance of $48,458,000 for 2010 compared to 2009 reduced interest expense by $1,731,000, and the reduction in the rate paid on long-term borrowing of 64 b.p. reduced interest expense by $334,000.

The growth that the Company has experienced, and its ability to lower its cost of funding by an amount greater than its reduction in rates earned on interest-earning assets, has resulted in a slight improvement in both the interest rate spread and net interest margin. The average rates earned on assets were 4.71% for the year ended December 31, 2010 compared to 5.26% in 2009, whereas the rates paid on interest bearing liabilities declined from 1.60% in 2009 to 0.98% in 2010. This resulted in a net interest rate spread of 3.57% in 2010 compared to 3.46% in 2009.

2009 versus 2008

For the year ended December 31, 2009 net interest income, measured on a fully tax equivalent basis, increased $3,941,000, or 11.6%, to $37,848,000 from $33,907,000 in 2008. The primary reason for the increase in net interest income was an increase in average earning assets from $864,780,000 in 2008 to $1,033,105,000 in 2009. Offsetting the growth in volume was a decrease in net interest margin of 27 basis points from 3.93% to 3.66%. Net interest margin compacted appreciably beginning in the fourth quarter of 2008 given the Federal Reserve Bank’s significant cut to the federal funds rates. Those cuts served to lower the prime lending rate by similar amounts and the Company had approximately one-third of its assets tied to Wall Street Journal Prime. Actions taken by management at that time included the installation of interest rate floors on all new commercial loans, and the placement of $60,000,000 notional amount of prime for fixed interest rate swaps. The Company was able to stabilize its net interest margin during the latter half of 2009 as a result of the actions taken, which continued through 2010.

Going forward, the Company’s ability to maintain its historically strong growth trend in net interest income will be challenged by expected pressure in net interest income. This pressure could be attributable to the following factors:

•

The cash flows that result from deposit maturities will not experience the same magnitude of downward re-pricing experienced in 2008 and 2009, as many of these deposits have matured once already in the low rate environment.

•

Presently the interest rate yield curve is relatively steep, with the spread between the two and ten year treasuries being 2.69% at December 31, 2010. If the yield curve were to flatten some, net interest margin could be negatively impacted.

The Company expects to mitigate these factors by continuing to improve the mix of earning assets through loan growth and a disciplined approach to the pricing of loans and deposits.

ANALYSIS OF NET INTEREST INCOME

The following table presents interest income on a fully taxable equivalent basis, net-interest spread and net interest margin for the years ended December 31:

	2010			2009			2008
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold and interest bearing bank balances	$25,864	$116	0.45%	$21,459	$69	0.32%	$10,356	$227	2.19%
Taxable securities	290,328	7,744	2.67	135,851	4,260	3.14	76,413	2,862	3.75
Tax-exempt securities	53,940	3,183	5.90	27,073	1,806	6.67	23,679	1,692	7.15

Total securities	344,268	10,927	3.17	162,924	6,066	3.72	100,092	4,554	4.55

Taxable loans	874,226	46,958	5.37	822,054	46,370	5.64	738,552	47,362	6.41
Tax-exempt loans	36,172	2,363	6.53	26,668	1,843	6.91	15,780	1,172	7.43

Total Loans	910,398	49,321	5.42	848,722	48,213	5.68	754,332	48,534	6.43

Total interest-earning assets	1,280,530	60,364	4.71	1,033,105	54,348	5.26	864,780	53,315	6.17

Cash and due from banks	13,230			13,950			13,857
Bank premises and equipment	28,662			30,382			29,144
Other assets	65,157			51,973			48,542
Allowance for loan losses	(13,562)			(7,618)			(6,421)

Total	$1,374,017			$1,121,792			$949,902

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$400,474	$2,517	0.63	$307,968	$3,171	1.03	$251,547	$3,845	1.53
Savings deposits	63,763	167	0.26	60,494	204	0.34	61,881	618	1.00
Time deposits	509,426	7,998	1.57	364,077	9,106	2.50	279,127	9,558	3.42
Short term borrowings	91,872	487	0.53	83,322	435	0.52	67,175	1,248	1.86
Long term debt	51,886	1,519	2.93	100,344	3,584	3.57	94,737	4,139	4.37

Total interest bearing liabilities	1,117,421	12,688	1.14	916,205	16,500	1.80	754,467	19,408	2.57

Demand deposits	99,636			89,797			87,537
Other	9,229			8,652			8,657

Total Liabilities	1,226,286			1,014,654			850,661
Shareholders’ Equity	147,731			107,138			99,241

Total	$1,374,017		0.98%	$1,121,792		1.60	$949,902		2.24%

Net interest income (FTE)/ net interest spread		47,676	3.57		37,848	3.46		33,907	3.60%

Net interest margin			3.73%			3.66%			3.93%

Tax-equivalent adjustment		(1,941)			(1,278)			(1,002)

Net interest income		$45,735			$36,570			$32,905

Note: Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

The following table analyzes the changes in tax equivalent net interest income for the periods presented, broken down by their rate and volume components:

	2010 Versus 2009 Increase (Decrease) Due to Change in			2009 Versus 2008 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income
Federal funds sold & interest bearing deposits	$14	$33	$47	$243	$(402)	$(159)
Loans	3,600	(2,492)	1,108	6,163	(6,484)	(321)
Taxable securities	4,844	(1,360)	3,484	2,226	(828)	1,398
Tax-exempt securities	1,792	(415)	1,377	243	(130)	113

Total interest income	10,250	(4,234)	6,016	8,875	(7,844)	1,031

Interest Expense
Interest bearing demand deposits	952	(1,606)	(654)	861	(1,535)	(674)
Savings deposits	11	(48)	(37)	(14)	(400)	(414)
Time deposits	3,635	(4,743)	(1,108)	2,909	(3,361)	(452)
Short-term borrowings	45	7	52	300	(1,113)	(813)
Long-term debt	(1,731)	(334)	(2,065)	245	(802)	(557)

Total interest expense	2,912	(6,724)	(3,812)	4,301	(7,211)	(2,910)

Net Interest Income	$7,338	$2,490	$9,828	$4,574	$(633)	$3,941

Note: The change attributed to volume is calculated by taking the average change in average balance times the prior year’s average rate and the remainder is attributable to rate.

Provision for Loan Losses

The provision for loan losses has increased from $4,865,000 for the year ended December 31, 2009 to $8,925,000 for the same period in 2010, an increase of 83.5%, or $4,060,000. In 2009, the provision for loan losses increased $3,415,000 from that expensed in 2008, which totaled $1,450,000.

The increases that the Company has experienced in its provision for loan losses have partially resulted from the growth it has experienced in its loan portfolio. In addition, the increase in the provision for loan losses for the periods presented can be attributed to declining asset quality and higher charge-offs during his time period. Increases in non-performing assets and charge-offs has been an industry wide trend both at the national and local levels.

See further discussion in the Asset Quality and Credit Risk Management section of this Management’s Discussion and Analysis.

Other Income

The following provides information regarding noninterest income changes over the past three years.

				% Change
(Dollars in thousands)	2010	2009	2008	2010-2009	2009-2008
Service charges on deposit accounts	$7,506	$6,905	$6,758	8.7%	2.2%
Other service charges, commissions and fees	3,878	3,186	2,473	21.7%	28.8%
Trust department income	3,606	2,645	2,840	36.3%	-6.9%
Brokerage income	1,450	1,327	1,413	9.3%	-6.1%
Gains on sale of loans	1,304	832	461	56.7%	80.5%
Earnings on life insurance	1,192	745	683	60.0%	9.1%
Other income	1,221	384	694	218.0%	-44.7%

Subtotal before securities gains	20,157	16,024	15,322	25.8%	4.6%
Securities gains (losses)	3,636	1,661	(27)	118.9%	Not meaningful

Total other income	$23,793	$17,685	$15,295	34.5%	15.6%

2010 v. 2009’s Results

Noninterest income increased to $23,793,000 for the twelve months ended December 31, 2010, as compared to $17,685,000 in the same prior year period. Excluding the increase in securities gains of $1,975,000 in 2010 compared to 2009, noninterest income increased $4,133,000, or 25.8%. Noninterest income generation increased across all business lines including Orrstown Financial Advisors, mortgage originations and retail fees generated from deposit accounts. These business lines have been able to capitalize on favorable market conditions, which include:

•

The Company continues to see an increase in its deposit accounts and other customer related services, which has resulted in an increase in service charges. Total service charges totaled $11,384,000 for the twelve months ended December 31, 2010, an increase of $1,293,000, or 12.8% over 2009. An increase in customer use of the Mastermoney debit card program contributed $383,000 of the favorable increase. Consumer habits continued to change and the popularity of the reward checking product increased. This product requires a minimum number of debit card transactions to qualify for the highest interest rate and the accordance of certain account and transaction related fees, resulting in an increase in non-interest income when minimums are not met.

•

An increase in trust department and brokerage income of $1,084,000, or 27.3% for the twelve months ended December 31, 2010 compared to 2009 were the result of increases in trust and brokerage activity as the stock market has started to show signs of recovery, and additional trust and brokerage assets under management, which increased from $740,028,000 at December 31, 2009 to $929,327,000 at December 31, 2010.

•

The continued decline in mortgage interest rates has led to an increase in new mortgage loan applications as well as refinancing activities. Given these low interest rates, the Company generally sells its 30-year conforming loans to investors. The increase in activity has resulted in gains on sales of loans increasing to $1,304,000 for the twelve months ended December 31, 2010 compared to $832,000 in 2009.

•

Earnings on life insurance increased 60%, from $745,000 for the year ended December 31, 2009 to $1,192,000 in 2010. The increase was principally the result of $296,000 in life insurance death benefits that was realized upon the deaths of former directors in 2010, with no similar gains noted in 2009.

•

Included in other income for the twelve months ended December 31, 2010 was the gain on the sale of a fixed for prime floating rate swap, with a notional value of $30,000,000, that was recorded in the second quarter totaling $778,000. In connection with the Company’s asset liability management, it was determined this swap would be settled in order to protect earnings in the event interest rates would rise. No similar gain on the settlement of swaps occurred in 2009.

•

The Company continued to harvest gains on securities available for sale when it was strategically determined that the gains afforded on certain securities was more beneficial than the interest rate earned. Accordingly, gains on securities were $3,636,000 for the year ended December 31, 2010 compared to $1,661,000 in 2009.

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

The Dodd-Frank bill currently contains provisions that may limit the Company’s ability to earn debit card interchange fees in the second half of 2010. Despite the fact the Bank is below $10 billion in assets and would not be subject to limitations on fees charged to customers, its service provider exceeds the $10 billion threshold. In the event the service provider is not able to differentiate between banks above and below the threshold, interchange fee income would be negatively impacted. The Company continues to discuss this matter with the service provider, and is exploring other alternatives in the event a satisfactory resolution to the matter is not achieved. In addition, because the Company’s competitors having assets in excess of $10 billion will not be able to charge debit card interchange fees, competitive pressures may cause the Company to reduce or eliminate its interchange fee charges.

2009 v. 2008’s Results

Total other income increased by $2,390,000, or 15.6% in 2009 compared to 2008’s results. Securities gains were a large reason for the increase, which increased from a loss of $27,000 in 2008 to gains of $1,661,000. Gains from the available for sale securities portfolio were strategically exercised at times to support other corporate initiatives. The Company increased its deposit accounts and other customer related services, which has resulted in an increase in service charges. Total service charges totaled $10,091,000 for the year ended December 31, 2009, an increase of $860,000, or 9.3% over 2009. The Company began seeing an increase in customer’s use of the Mastermoney debit card program in order to allow customers to earn a higher interest rate on their deposits. This change in consumer habits contributed $277,000 to the increase in customer service charges. Gains on sales of loans increased $371,000, or 80.5% for the year ended December 31, 2009 compared to 2008. Mortgage originators were added during 2009 to take advantage of the refinancing boom that resulted from lower interest rates.

Other Expenses

The following provides information regarding noninterest expense over the past three years.

				% Change
(Dollars in thousands)	2010	2009	2008	2010-2009	2009-2008
Salaries and employee benefits	$19,120	$16,040	$14,315	19.2%	12.1%
Occupancy expense	2,200	2,169	1,964	1.4%	10.4%
Furniture and equipment	2,742	2,637	2,287	4.0%	15.3%
Data processing	1,278	1,077	999	18.7%	7.8%
Telephone	730	731	679	-0.1%	7.7%
Advertising and bank promotions	1,208	1,111	1,238	8.7%	-10.3%
FDIC insurance	1,798	1,278	296	40.7%	331.8%
Professional services	856	667	560	28.3%	19.1%
Taxes other than income	764	554	577	37.9%	-4.0%
Intangible asset amortization	240	252	251	-4.8%	0.4%
Other operating expenses	6,616	5,451	4,999	21.4%	9.0%

Total operating expenses	$37,552	$31,967	$28,165	17.5%	13.5%

2010 v. 2009’s Results

As a result of the growth the Company has experienced, other expenses rose from $31,967,000 during the first twelve months of 2009 to $37,552,000 for the same period in 2010, an increase of $5,585,000, or 17.5%. The following contributed to the increase in other expenses.

•

The largest increase was in salaries and employee benefits, which was $19,120,000 for the twelve months ended December 31, 2010, an increase of $3,080,000 over 2009’s results. The increase was attributable to the growth in the number of staff, which grew from 262 full-time equivalents at December 31, 2009 to 275 at December 31, 2010. The addition of these employees directly contributed to the revenue growth the Company experienced, as many were revenue producers. Additional support staff was also required to handle the additional business volume. Additional increases in employee benefits were noted, particularly health and welfare costs, which increased consistent with national trends. Further, the Company recorded expense related to its share-based compensation for employees of $360,000 for the twelve months ended December 31, 2010, compared to $113,000 in 2009.

•

Advertising and bank promotions increased $97,000 in 2010 compared to 2009. The increase was the result of the Company continuing to enhance its brand in the markets it serves. Contributions, included in advertising and bank promotions expense, for the year ended December 31, 2010 totaled $332,000, or $37,000 higher than in 2009. The increase in expense is a result of commitments to the communities that the Bank serves as we continue to build relationships and expand our presence in these market areas.

•

FDIC insurance totaled $1,798,000 for the twelve months ended December 31, 2010, an increase of 40.7%, or $520,000 over 2009. The increase is the result of additional deposits that the Bank has been able to generate in 2010, combined with higher assessments in 2010 than in 2009. The Company expects that FDIC insurance will continue to increase in 2011.

•

Collection and real estate owned expenses, included in other operating expenses, increased approximately $424,000 from $258,000 for the twelve months ended December 31, 2009 to $682,000 for the same period in 2010. The increase is commensurate with the increase in risk assets discussed in the provision and allowance for loan losses section.

•

In the third quarter of 2010, the Bank incurred additional expenses associated with its investments in low-income housing projects. This resulted in incremental expense of $166,000 recorded in the year ended December 31, 2010 over the same period in 2009. These charges are included in other operating expenses.

•

Fees associated with the Bank’s Mastermoney Card totaled $605,000 for the year ended December 31, 2010, an increase of $124,000 over 2009’s expense. The increase in expense is consistent with an increase in Mastermoney fee income of $383,000. These expenses are included in other operating expenses.

•	The remainder of the increase in other expenses is primarily the result of the growth experienced by the Company.

Despite an increase in the other expenses, the Company was able to improve on its efficiency ratio, which was 54.9% for the twelve months ended December 31, 2010, compared to 58.9% in 2009.

2009 v. 2008’s Results

Other expenses rose $3,802,000, or 13.5%, for year ended December 31, 2009 over 2008’s results. A new operations center in Chambersburg, PA and a new flagship branch in Hagerstown, MD were brought online during 2008, resulting in a full twelve months of occupancy expense in these facilities in 2009. Systems were upgraded in connection with these new facilities, which led to a 15.3% increase in furniture and equipment expense for the year ended 2009 compared to the same period in 2008. Employees were added to handle the growth, leading to an increase in salaries and employee benefits expense from $14,315,000 in 2008 to $16,040,000 in 2009.

The largest increase in noninterest expense in percentage terms was the 331.8% increase in FDIC insurance premiums, which increased from $296,000 for the year ended December 31, 2008 to $1,278,000 in 2009. The insurance assessment included a special assessment of $515,000 that the Company expensed in 2009, which was on top of the increase in quarterly assessments to the Company. The increased FDIC insurance expense burdened the entire banking industry during 2009.

Federal Income Taxes

The Company recognized income taxes of $6,470,000, $4,050,000 and $5,482,000 for the years ended December 31, 2010, 2009 and 2008. The fluctuation in income tax expense is consistent with the increase in pretax income in 2010 over 2009’s results, and a decrease in pretax income from 2008 to 2009.

A more meaningful comparison is the effective tax rate, a measurement of income tax expense as a percent of pretax income, which was 28.1%, 23.2%, and 29.5% for the years ended December 31, 2010, 2009 and 2008. The Company’s effective tax rate is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

The 23.2% effective tax rate in 2009 was pushed down due to $620,000 of historic credits that resulted from a senior housing project in our market area. The Company has made contributions and additional commitments to 2 additional low income housing projects during 2009/2010. However, the tax credits on these two projects will not be realized until 2011, when the properties are placed in service and available for lease. The Company actively seeks tax free investment opportunities, when the yield, on a tax equivalent basis, is favorable compared to taxable investments.

Financial Condition

The quality of the Company’s asset structure continues to be strong. A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of December 31, 2010, securities available for sale were $431,772,000, a $235,519,000 increase from the December 31, 2009 balance of $196,253,000.

The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, securitization of deposits and repurchase agreements and other factors while obtaining the maximum return on the investments. Under generally accepting accounting principles, the Company may segregate its investment portfolio into three categories: “securities held to maturity”, “trading securities” and “securities available for sale”. Management has classified the full securities portfolio as available for sale. Securities available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.

The Company’s securities available for sale include debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including updates of credit ratings, monitoring market, industry and segment news, as well as volatility in market prices. The Company uses various indicators in determining whether a debt security is other-than- temporarily-impaired, including the extent of time the security has been in an unrealized loss position, and the extent of the unrealized loss. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or if it is able to hold the security until the price recovers. For those debt securities in which management concludes the security is other than temporarily impaired, it will recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Given the strong asset quality of the debt security portfolio, management has not had to take an other than temporary impairment charge in 2010.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made. The Company recorded $0, $36,000 and $84,000 of other than temporary impairment expense on equity securities for the years ended December 31, 2010, 2009 and 2008.

The following table shows the fair value of securities available for sale at December 31:

(Dollars in thousands)	2010	2009	2008
U.S. Government Sponsored Enterprises (GSE)	$120,286	$119,416	$59,399
States and political subdivisions	97,148	37,384	23,426
GSE residential mortgage-backed securities	212,176	37,873	36,482

Total debt securities	429,610	194,673	119,307
Equity securities	2,162	1,580	1,333

Totals	$431,772	$196,253	$120,640

As noted in the net interest income discussion above, the Company has significantly increased its securities available for sale portfolio in order to enhance net interest income given the current interest rate environment and slope to the interest rate yield curve. The growth in the securities portfolio was the result of $515,381,000 of securities purchased, offset by maturities repayments and calls of $68,412,000 and the sales of securities totaling

$210,687,000 during the year ended December 31, 2010. Sales of securities were taken in anticipation of rising interest rates, in order to protect earnings. In addition, given the growth in the portfolio, management had to reposition a portion of its portfolio for interest rate risk management purposes.

The majority of the growth in the securities available for sale portfolio was in the U.S. Government sponsored enterprises residential mortgage-backed securities, which grew from $37,873,000 at December 31, 2009 to $212,176,000, an increase of $174,303,000. Given the increased volatility in brokered deposits that were used to fund the growth in securities, the Company invested a large portion of these amounts in residential mortgage backed securities, which provide a regular stream of cash flows, which can be used to meet the maturity needs of the time and brokered deposits.

The following table shows the maturities of investment securities at book value as of December 31, 2010, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total	Average Maturity (in years)	Weighted Average Yield
U.S. Government Sponsored Enterprises (GSE)	$6,015	$12,344	$88,553	$13,406	$120,318	7.0	2.87%
States and political subdivisions	5,241	9,451	16,305	67,136	98,133	11.3	5.02%
GSE Residential Mortgage-backed securities	1	299	20,884	191,076	212,260	18.6	2.15%

Total amortized cost	$11,257	$22,094	$125,742	$271,618	$430,711	13.7	3.00%

Percentage of total portfolio	2.61%	5.13%	29.19%	63.07%	100.00%
Weighted average yield	1.79%	2.28%	3.15%	3.08%	3.00%

The above maturity is based on contractual terms of the debt or mortgage backed securities, and does not factor in required repayments or anticipated prepayments that may exist. As of December 31, 2010, the weighted average estimated life of the residential mortgage-backed securities portfolio is less than 4 years based on current interest rates and anticipated prepayment speeds.

Loan Portfolio

The Company offers various products to meet the credit needs of our borrowers, and principally consists of commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans securitized by residential properties, and to a lesser extent, installment loans. Generally speaking, the Company follows conservative lending practices and continues to carry a high quality loan portfolio with no unusual or undue concentrations of credit. No loans are extended to non domestic borrowers or governments.

With certain exceptions, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and the allowance for loan losses. The Company’s legal lending limit to one borrower was approximately $19,000,000 at December 31, 2010; however, our largest exposure to any one borrower as of that date was approximately $16,000,000.

The Company’s loan portfolio is broken down into segments to an appropriate level of disaggregation to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio. In 2010, management incorporated the provisions of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses, resulting in the refinement in its portfolio segregation. Consistent with this standard, the segments were further broken down into classes, to allow for differing risk characteristics within a segment.

Management feels that non-owner occupied commercial real estate, consisting of nonresidential properties, pose a greater risk than owner-occupied and multi-family residential properties. Likewise, a 1-4 family residential construction class is broken out of the acquisition and development loan segment, leaving a commercial and land development class that presents a higher risk profile. In commercial and land development projects, many times the ultimate buyer of the property is not known at the time the project is started, and the real estate collateral cannot generally be subdivided into smaller parcels to diversify the developer’s risk. First lien residential mortgage loans generally are less susceptible to loss than home equity loans, which generally have higher loan-to-values associated with them.

Balances as of December 31, 2009 have been reclassified to be consistent with 2010’s presentation. However, 2006 – 2008 have not been reclassified, and are presented separately.

The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 is as follows:

(Dollars in thousands)	2010	2009
Commercial real estate:
Owner-occupied	$172,000	$149,149
Non-owner occupied	143,372	122,287
Multi-family	24,649	24,898

Acquisition and development:
1-4 family residential construction	29,297	21,977
Commercial and land development	88,105	88,902

Commercial and industrial	263,943	246,335

Residential mortgage:
First lien	119,450	100,413
Home equity—term	40,818	55,993
Home equity—Lines of credit	71,547	58,146

Installment and other loans	11,112	12,380

	$964,293	$880,480

In addition to the Company monitoring its loan portfolio by type, it also monitors concentrations to one industry. The Bank’s Lending Policy defines an industry concentration as one that exceeds 25% of the Bank’s shareholders’ equity. The following industries meet the concentration criteria defined by the Bank’s Lending Policy at December 31, 2010:

(Dollars in thousands)	Balance	% of Total Loans	% of Bank’s Equity
Land subdivision	$72,380	8%	53%
Lessors of residential buildings and dwellings	138,680	14%	101%
Lessors of nonresidential buildings	117,707	12%	86%
Hotels (except casinos and motels)	55,528	6%	40%

The loan portfolio as of December 31, 2008, 2007 and 2006, generally broken down by the underlying security of the loans, is as follows:

(Dollars in thousands)	2008	2007	2006
Commercial, financial and agricultural	$78,880	$55,698	$59,593
Real estate—Commercial	250,485	243,210	221,460
Real estate—Construction	131,509	92,050	46,947
Real estate—Mortgage	351,426	302,419	281,902
Consumer	8,168	8,587	8,925

Total loans	$820,468	$701,964	$618,827

The loan portfolio at December 31, 2010 has grown 9.5% from December 31, 2009, from $880.5 million to $964.3 million. The Company continued to experience growth in its commercial real estate and commercial portfolios, which grew 14.7% and 7.1% in 2010. Several experienced lenders have joined the Company in the past two years, which has led to additional opportunities in some of the Company’s emerging markets. First-lien residential mortgage loans have grown $19.0 million from $100.4 million at December 31, 2009 to $119.5 million at December 31, 2010. This growth is principally the result of management’s intention to retain some of the shorter lived mortgages, generally with maturities of 10-20 years, in its portfolio. This strategy is to help diversify the loan portfolio, and as these mortgages earn more attractive rates than alternative investments, including federal funds sold and securities available for sale. Longer termed residential mortgage loans continue to be sold on the secondary market, as they present greater interest rate risk. Installment loans and combined home equity loans have decreased since 2009, as consumer spending and related borrowing has declined in this uncertain economy.

Presented below are the approximate maturities of the loans types specified, and whether they are fixed-rate-adjustable floating rates as of December 31, 2010.

	Due In			Total
(Dollars in Thousands)	One Year or Less	Year Through Five Years	After Five Year
Acquisition and development:
1-4 family residential construction
Fixed rate	$—	$—	$—	$—
Adjustable and floating rate	16,105	3,683	9,509	29,297

Total	16,105	3,683	9,509	29,297

Commercial and land development
Fixed rate	3,061	220	5,872	9,153
Adjustable and floating rate	26,979	26,441	25,532	78,952

Total	30,040	26,661	31,404	88,105

Commercial and industrial
Fixed rate	1,317	17,230	30,465	49,012
Adjustable and floating rate	48,444	9,126	157,361	214,931

Total	49,761	26,356	187,826	263,943

	$95,906	$56,700	$228,739	$381,345

The variable rate loans shown above include semi-fixed loans that contractually will adjust with prime after the interest lock period which may be up to seven years. At December 31, 2010 there were approximately $114,274,000 of such loans.

Asset Quality

Risk Elements

The Company’s loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through conservative underwriting standards, on-going credit review, and monitoring asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also mitigate the Company’s risk of credit loss.

The Company’s loan portfolio is principally to borrowers in south central Pennsylvania and Washington County, Maryland. As the majority of loans are concentrated in this geographic region, a substantial portion of the debtor’s ability to honor their obligations may be affected by the level of economic activity in the market area.

Nonperforming assets include nonaccrual and restructured loans and foreclosed real estate. In addition, loans past due 90 days or more and still accruing are also deemed to be a risk asset. The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Past due status is based on contract terms of the loan. A loan is considered restructured if the terms of a loan, such as the interest rate or repayment schedule, or both, are modified to terms that the Company would not have granted originally due to the financial difficulties of the borrower.

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured, loans past due 90 days or more, and foreclosed real estate as of December 31. Additionally, relevant asset quality ratios are also presented.

(Dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans (cash basis)	$13,896	$4,267	$341	$118	$120
Restructured loans	1,180	0	0	0	0

Total nonperforming loans	15,076	4,267	341	118	120
Foreclosed real estate	1,112	1,065	608	199	318

Total nonperforming assets	16,188	5,332	949	317	438
Loans past due 90 days or more and still accruing	2,248	6,155	6,176	3,586	1,084

Total risk assets	$18,436	$11,487	$7,125	$3,903	$1,522

Asset quality ratios:
Nonperforming loans to loans	1.56%	0.48%	0.04%	0.02%	0.02%
Nonperforming assets to assets	1.07%	0.45%	0.09%	0.04%	0.05%
Total risk assets to total loans and foreclosed real estate	1.90%	1.30%	0.87%	0.56%	0.25%
Total risk assets to total assets	1.22%	0.96%	0.68%	0.44%	0.19%
Allowance for loan losses to nonperforming loans	106.26%	259.36%	2093.84%	5204.24%	4600.00%

A further breakdown of nonaccrual loans and loans past due 90 days or more still accruing as of December 31, 2010 and 2009 is as follows:

	Nonaccrual Loans		Past Due 90 Days or More Still Accruing
	2010	2009	2010	2009
Commercial real estate:
Owner-occupied	$686	$403	$466	$2,884
Non-owner occupied	2,064	1,115	0	237
Multi-family	90	—	0	—
Acquisition and development:
Commercial and land development	93	—	0	245
Commercial and industrial	10,625	2,644	420	1,713
Residential mortgage:
First lien	279	43	1,095	620
Home equity	58	58	217	447
Installment and other loans	1	4	50	9

	$13,896	$4,267	$2,248	$6,155

As noted in the above tables, the Company has experienced an increase in risk assets from 2006 – 2010, which coincides with the downturn in the state and local economy, and softness that has been experienced in the real estate market. Improvement was made since March 2010 principally through the reduction in the level of non-accrual loans, loans past due 90 or more days and still accruing, and total delinquency. The Company continues to be diligent in its handling of nonperforming and other risk assets and has been able to reduce the level of risk assets from a high of $32,822,000 at March 31, 2010 to $18,436,000 at December 31, 2010. Total risk assets have increased $6,949,000 from December 31, 2009. Two large credits, totaling $7,600,000 million, have been worked off the books since March 2010, which resulted in a $2.0 million charge-off in the second quarter of 2010.

As a result of the increase in risk assets, the Company has experienced an increase in its ratio of total risk assets to total assets from 0.96% at December 31, 2009 to 1.22% at December 31, 2010. Increases in risk assets have been experienced by financial institutions both at a national and local level and the Company has seen increases as well. It should be noted that the ratio of total risk assets to total assets reached its high of 2.49% at March 31, 2010, and the Company has been able to continue to work through its problem assets.

As of December 31, 2010, the Company has 11 commercial relationships that are included in the nonaccrual loan balance of $13,896,000. The largest of these relationships has total outstanding loan balances of $8,598,000, consisting of advances under a line of credit to a company that finances interim construction financing for mortgages, residential manufactured, modular and site-built homes. As a result of the downturn in the housing market, the company experienced financial difficulties and declared bankruptcy in the first quarter of 2010. The Bank is in the process of pursuing a recovery of the amounts owed to it in the Bankruptcy Court proceedings as well as through other avenues of recovery that may be available to it including, without limitation, the guarantees provided by the principals and other potential claims against third parties.

A second relationship in nonaccrual status at December 31, 2010, with an outstanding loan balance of $1,258,000, is to a professional service firm that provides services in the construction industry. Again, as result of the downturn in the economy, this firm has experienced financial difficulties and has not been able to meet their debt service requirements, resulting in the loan being placed in nonaccrual status. The Bank is in process of working out this relationship with the borrower, and will pursue recovery methods. The loan is secured by the commercial real estate, personal residences of the guarantors and UCC filings on the Company’s assets.

A third relationship at December 31, 2010 included in the nonaccrual balance consists of a mixed use building, consisting of residential apartments and commercial retail space that has had difficulties in securing leases from tenants that will enable it to meet its debt service requirements. The Bank is working with the borrower through the lease up period, in order to allow sufficient time to increase the building’s occupancy. This loan is secured by the commercial real estate property and has a loan balance at December 31, 2010 of $1,100,000.

A fourth relationship consists of a motel which is presently closed, but has a pending contract on the sale of the property. The Company continues to work through this loan, with a balance of $964,000 at December 31, 2010.

The Company believes through the combination of the collateral securing the loans and the reserves allocated for these nonaccrual loans totaling $4,343,000, it has provided for the potential losses that it may incur on these relationships as of December 31, 2010. However, as additional time passes on these relationships, additional information may become known that could result in additional reserve allocations, or, alternatively, it may be deemed that the reserve allocations exceed that which is needed.

In 2010, the Company restructured two residential mortgages in order to assist the borrowers who were experiencing financial difficulties. The restructured loans resulted in concessions that the Bank made in interest rates for a short (less than twelve months) period of the remaining amortization schedule, and resulted in a reduction of the discounted cash flows of the loans, based on the original loans’ interest rate, of approximately $20,000.

The Company experienced a slight increase in foreclosed real estate balances at December 31, 2010 of $1,112,000, compared to December 31, 2009 of $1,065,000. As of December 31, 2010, nine properties are owned by the Company, two of which are commercial properties and total $492,000, and the remaining seven consisting of residential properties and total $620,000. Of the seven residential properties, four were owned by the Company for over 16 months. For the year ended December 31, 2010, the Company updated its fair value assessment of these four properties which have been owned for over 16 months, and recorded a lower of cost or market adjustment of $123,000. As of December 31, 2010, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market continues to remain soft, additional charges may be needed.

Credit Risk Management

Allowance for Loan Losses

Historically, the Company has had an enviable record regarding its control of loan losses, but lending is a banking service that inherently contains elements of risk. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company maintains the allowance for loan losses at a level believed adequate by management to absorb losses inherent in the portfolio. It is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluation of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.

In order to monitor ongoing risk associated with its loan portfolio and specific credits within the segments, management uses an eight point internal grading system. The first four rating categories, representing the lowest risk to the bank, are combined and given a “Pass” rating. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or criticized rating. Bank’s management generally follows regulatory definitions in assigning criticized ratings to loans, including substandard, doubtful or loss. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Generally loans greater than 90 days past due are assigned a “substandard” rating. A “doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss”, there is little prospect of collecting the loan’s principal or interest and it is generally written off.

The Bank has a loan review policy and program which is designed to reduce and control risk in the lending function. The Credit Administration Committee, comprised of members of the Board, is charged with the overall credit quality and risk exposure of the Company’s loan portfolio. This includes the monitoring of the lending activities of all bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an internal, independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

The Loan Review department performs annual reviews of all commercial relationships with a committed loan balance in excess of $750,000, with ratification of the rating from the Board of Directors’ Credit Administration Committee for loans between $750,000 – $1,000,000. Loans reviewed in excess of $1,000,000 are presented to the Credit Administration Committee with a formal review and rating. All relationships rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, including reaffirmation of the rating, review of detailed collateral analysis and the development of an action plan.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31, 2010:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate:
Owner-occupied	$162,968	$2,035	$6,311	$686	$—	$172,000
Non-owner occupied	120,633	4,274	18,465	—	—	143,372
Multi-family	20,030	676	3,853	90		24,649
Acquisition and development:
1-4 family residential construction	24,199	2,297	2,801	—	—	29,297
Commercial and land development	79,391	2,487	6,227	—	—	88,105
Commercial and industrial:	221,111	17,062	24,762	1,008	—	263,943
Residential mortgage:
First lien	117,607	—	1,843			119,450
Home equity—term	39,279	—	1,539	—	—	40,818
Home equity—lines of credit	71,364	—	183	—	—	71,547
Installment and other loans	11,062	—	50	—	—	11,112

	$867,644	$28,831	$66,034	$1,784	$—	$964,293

Classified loans may also be evaluated for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. During the year, the Bank modified its criteria for identifying impaired loans, as performing substandard loans were no longer considered impaired.

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of December 31:

	Impaired Loans with a Specific Allowance				Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Interest Income Recognized on Cash Basis	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Interest Income Recognized on Cash Basis
December 31, 2010
Commercial real estate:
Owner-occupied	$686	$687	$181	$0	$0	$0	$0
Non-owner occupied	2,064	2,065	980	0	0	0	0
Multi-family	90	90	90	0	0	0	0
Commercial and industrial	9,600	10,191	3,232	0	1,118	1,118	6
Residential mortgage:
First lien	470	470	12	32	0	0	0
Home equity—term	711	711	8	44	0	0	0

	$13,621	$14,214	$4,503	$76	$1,118	$1,118	$6

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment	Related Allowance
December 31, 2009
Commercial real estate:
Owner-occupied	$2,399	$214	$4,192
Non-owner occupied	1,267	537	934
Multi-family	642	15	114
Acquisition and development:
1-4 family residential construction	—	—	—
Commercial and land development	5,063	2,000	3,191
Commercial and industrial	6,132	2,035	7,766

	$15,503	$4,801	$16,197

The following presents impaired loans that are troubled debt restructurings as of December 31, 2010. The Bank did not have any troubled debt restructurings at December 31, 2009.

	Troubled Debt Restructurings at December 31, 2010		New Troubled Debt Restructurings During Current YTD Period
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage:
First lien	1	$470	1	$470
Home equity—term	1	711	1	711

	2	$1,181	2	$1,181

No additional commitments have been made to borrowers whose loans are considered trouble debt restructurings.

Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Generally, management feels that “substandard” loans that are currently performing and not considered impaired, result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2010:

	Current	Days Past Due			Total Past Due (still accruing)	Non-Accrual	Total Loans
(Dollars in thousands)		30-59	60-89	90+ (still accruing)
Commercial real estate:
Owner-occupied	$169,030	$986	$832	$466	$2,284	$686	$172,000
Non-owner occupied	141,095	213	—	—	213	2,064	143,372
Multi-family	24,559	—	—	—	—	90	24,649
Acquisition and development:
1-4 family residential construction	29,297	—	—	—	—	—	29,297
Commercial and land development	87,995	1	16	—	17	93	88,105
Commercial and industrial	252,144	287	466	420	1,173	10,625	263,943
Residential mortgage:
First lien	116,182	1,359	535	1,095	2,989	279	119,450
Home equity—term	40,503	161	62	75	298	17	40,818
Home equity—Lines of credit	71,215	60	89	142	291	41	71,547
Installment and other loans	10,793	251	17	50	318	1	11,112

	$942,813	$3,318	$2,017	$2,248	$7,584	$13,896	$964,293

General allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. As of December 31, 2010, the historical loss trend is based on rolling 8 quarters with a two-third weight to the most recent four quarters, and a one-third weight for the furthest four quarters. Prior to December 31, 2010, the historical loss factor was based on an equally weighted rolling 12 quarters. Additional qualitative factors are used by management to adjust the historical loss percentage to the anticipated losses within the portfolio, and include: national and local economic trends, levels and trends of delinquency rates and nonaccrual loans; effects of changes in underwriting policies; experience, ability and depth of lending and loan review staff, trends in values of underlying collateral including the real estate market; and concentrations of credit from loan type, or shifts in industry or geographic region.

A summary of the activity in the allowance for loan losses, for the years ended before December 31, 2010 based on the updated segmentation, is as follows:

Balance, beginning of year	$11,067
Loans charged off:
Commercial real estate:
Owner-occupied	726
Acquisition and development:
Commercial and land development	1,218
Commercial and industrial	1,786
Residential mortgage:
First lien	44
Home equity	239
Installment and other loans	54

Total loans charged- off	4,067

Recoveries of loans previously charged off:
Commercial real estate:
Owner-occupied	2
Commercial and industrial	63
Residential mortgage:
First lien	3
Home equity	4
Installment and other loans	23

Total recoveries	95

Provision for loan losses	8,925

Balance, end of year	$16,020

Ratio of net charge-offs to average loans outstanding	0.44%
Provision for loan losses to net charge-offs	224.70%
Ratio of reserve to gross loans outstanding at December 31	1.66%

A summary of the activity in the allowance for loan losses, for the years ended before December 31, 2010 based on the prior approach, is as follows:

(Dollars in thousands)	2009	2008	2007	2006
Balance, beginning of year	$7,140	$6,141	$5,520	$4,428

Loans charged off:
Commercial, financial and agricultural	470	2	8	12
Real estate—Commercial	0	228	0	0
Real estate—Mortgage	416	187	53	0
Consumer	72	80	120	85

Total loans charged off	958	497	181	97

Recoveries of loans previously charged off:
Commercial, financial and agricultural	2	0	3	50
Real estate—Commercial	1	3	0	1
Real estate—Mortgage	6	16	13	6
Consumer	11	27	36	22

Total recoveries	20	46	52	79

Provision for loan losses	4,865	1,450	750	390

Additions established for acquired credit risk	0	0	0	720

Balance, end of year	$11,067	$7,140	$6,141	$5,520

Ratio of net charge-offs to average loans outstanding	0.11%	0.06%	0.02%	0.00%
Provision for loan losses to net charge-offs	518.66%	321.51%	581.40%	2166.67%
Ratio of reserve to gross loans outstanding at December 31	1.26%	0.87%	0.87%	0.89%

Consistent with the trends in the national and local economies, as well as declines in real estate values in the Company’s market, the allowance for loan losses has continued to grow for the period from 2006 through 2010, consistent with the increase in the ratio of net charge-offs to average loans outstanding. Net charge-offs increased from $938,000 for the year ended December 31, 2009 to $3,972,000 for the year ended December 31, 2010, with the majority of the charge-offs coming in the commercial and industrial, commercial real estate and commercial and land development loan portfolios.

During 2010, the Company recorded provision for loan losses totaling $8,925,000, as compared to $4,865,000 for the year ended December 31, 2009. The increase in the 2010 provision was a direct result of the higher level of net charge-offs, combined with the growth that Company has experienced in its loan portfolio. The provision for loan losses covered 2010’s net charge-offs 2.25 times. Management believes the resultant level of provision for and allowance for loan losses to be adequate, given the growth in the Company’s loan portfolio, level of credit quality indicators, and related mix of loans.

The allocation of the allowance for loan losses, as well as the percent of each loan type in relation to the total loan balance, is as follows:

	2010		2009
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$1,852	18%	$1,660	18%
Non-owner occupied	3,034	15%	932	14%
Multi-family	438	3%	15	3%
Acquisition and development:
1-4 family residential construction	314	3%	364	2%
Commercial and land development	1,453	9%	2,339	10%
Commercial and industrial	6,795	27%	2,518	28%
Residential mortgage:
First lien	1,033	12%	1,234	11%
Home equity	830	12%	647	13%
Installment and other loans	106	1%	96	1%
Unallocated	165		1,262

	$16,020	100%	$11,067	100%

	2008		2007		2006
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial, financial and agricultural	$319	10%	$1,227	8%	$1,206	10%
Real estate—Commercial	2,393	30%	1,990	35%	1,584	36%
Real estate—Construction	598	16%	45	13%	42	8%
Real estate—Mortgage	2,567	43%	2,115	43%	1,553	45%
Consumer	265	1%	30	1%	13	1%
Unallocated	998	0%	734	0%	1,122	0%

Total	$7,140	100%	$6,141	100%	$5,520	100%

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at December 31, 2010.

	Ending Loan Balance			Allowance for Loan Losses Ending Balance for
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Commercial real estate:
Owner-occupied	$686	$171,314	$172,000	$181	$1,671	$1,852
Non-owner occupied	2,064	141,308	143,372	980	2,054	3,034
Multi-family	90	24,559	24,649	90	348	438
Acquisition and development:
1-4 family residential construction	—	29,297	29,297	—	314	314
Commercial and land development	—	88,105	88,105	—	1,453	1,453
Commercial and industrial	10,718	253,225	263,943	3,232	3,563	6,795
Residential mortgage:						—
First lien	470	118,980	119,450	12	1,021	1,033
Home equity—term	711	40,107	40,818	8	336	344
Home equity—Lines of credit	—	71,547	71,547	—	486	486
Installment and other loans		11,112	11,112		106	106
Unallocated		—	—		165	165

	$14,739	$949,554	$964,293	$4,503	$11,517	$16,020

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology previously discussed. As previously noted, in 2010 management re-evaluated and made certain modifications to its methodology in establishing a reserve to better account for risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan segments. Management believes these periodic enhancements to the allowance for loan losses methodology improves the accuracy of quantifying losses presently inherent in the portfolio, and does not impact the trends or comparability of the periods presented above. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.

The largest component of the reserve as of the last two years has been allocated to the commercial and industrial portfolio. This reflects the inherent greater risk associated with this portfolio, as evidenced by the greater amounts of net charge-offs within the portfolio. Further, as noted in the Risk Elements discussion, the amount of commercial and industrial loans on nonaccrual status has increased from $2,644,000 at December 31, 2009 to $10,625,000 at December 31, 2010. An increase in the reserve allocated to non-owner occupied commercial real estate of $2,102,000 was also provided, reflective of continued softening of real estate prices, increased vacancies, and the resulting strain it has caused on the borrowers cash flows. One segment that has had a reduction in its allocation of the allowance for loan losses is commercial and land development, which was $2,339,000 at December 31, 2009 compared to $1,453,000 at December 31, 2010. This reduction is principally the result of one large relationship that was charged-off in 2010 in the amount of $1,220,000.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has declined in 2010, driven by the enhancements implemented in 2010, which resulted in additional qualitative amounts being allocated to each portfolio, thereby reducing the amount of unallocated that was required for imprecision in the calculation.

While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposit Products

On an average daily basis, total deposits grew 30.5% or $250,963,000 over 2009, which continued on the trend of 2009, in which average daily balance increased 20.9%. At December 31, 2010, total deposits grew to $1,188,377,000 compared to $915,170,000 at year end 2009, or a 29.9% increase.

Each category of time deposits experienced growth on an average daily basis in 2010 as compared to 2009. The two categories that have experienced the most significant growth were interest bearing demand deposits, which grew $92,506,000, or 30.0%, and time deposits, which grew by $145,349,000 or 39.9% on an average daily balance basis. Given current economic times and market conditions, it has been noted that consumers are saving more, combined with our strong capital position, strong focus on our customer needs and service, and competitive pricing has allowed the Company to attract more demand deposits, including checking and money market products.

Additionally, the Company has a strong IDC Financial Publishing, Inc. (IDC) rating, an independent bank safety rating which uses unique rankings of financial ratios to determine the quality ratings of financial institutions. This strong rating allows the Company to attract larger types of deposits, including time deposits, those in excess of $100,000, and brokered deposits. As of December 31, 2010, the Company had brokered deposits totaling $171,589,000, which was a significant increase over the balance of $44,147,000 at December 31, 2009. As noted above, the Bank’s IDC rating has led to an opportunity to obtain this relatively cheap funding source, which it can use to reduce its reliance on more expensive other borrowing types, or invest in loans or securities. The Company recognizes that brokered funds result in greater volatility as a funding source, but given the current interest rate environment and the steepness of the interest rate curve, elected to use these funds and earn a spread on them to increase net interest as previously discussed. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage backed securities, which provide a steady stream of cash flows, which are used to meet the maturity needs of time and brokered deposits.

Management continually evaluates interest rate conditions, including the interest rate curve. Brokered and other time deposit balances may be less emphasized in the future if interest rate conditions are less advantageous to the Company’s net interest income.

The average amounts of deposits are summarized below for the years ended December 31:

(Dollars in thousands)	2010	2009	2008
Demand deposits	$99,636	$89,797	$87,537
Interest bearing demand deposits	400,474	307,968	251,547
Savings deposits	63,763	60,494	61,881
Time deposits	509,426	364,077	279,127

Total deposits	$1,073,299	$822,336	$680,092

The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2010.

(Dollars in thousands)	Total
Three months or less	$104,828
Over three months through six months	55,148
Over six months through one year	65,562
Over one year	58,531

Total	$284,069

Short Term Borrowings

In addition to deposit products, the Company also uses short term borrowings as a funding source. The largest component of short-term borrowings include securities sold under agreements to repurchase with deposit customers, in which the customer sweeps a portion of its deposit balance into a repurchase agreement, which is a secured borrowing as a pool of securities are pledged against the balances.

Information concerning securities sold under agreements to repurchase as of and for the years ended December 31 is as follows:

(Dollars in thousands)	2010	2009	2008
Balance at year end	$87,850	$64,614	$63,407
Average balance during the year	74,824	59,904	59,432
Average interest rate during the year	0.59%	0.57%	1.69%
Maximum month-end balance during the year	124,869	74,293	83,889
Securities underlying the agreements at year-end:
Carrying value	150,966	74,816	81,528
Estimated fair value	151,767	74,877	82,625

Additional short-term borrowing sources include borrowings from the Federal Home Loan Bank of Pittsburgh, federal funds purchased, and to a lesser extent, the U.S. Treasury’s discount window and the Federal Reserve’s Term Auction Facility (TAF), which the Company participated in for portions of 2009 and early 2010.

Information concerning the use of these other short term borrowings as of and for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2010	2009	2008
Balance at year end	$0	$33,300	$600
Average balance during the year	17,048	23,418	7,743
Average interest rate during the year	0.43%	0.36%	3.11%
Maximum month-end balance during the year	65,300	43,470	17,000

Long-Term Debt

The Company also utilizes long term debt, consisting principally of Federal Home Loan Bank fixed and amortizing advances to fund its loan and security portfolio. As of December 31, 2010, long-term debt totaled $65,178,000, which was consistent with 2009’s year-end balance of $64,858,000. However, during the year, the Company’s reliance on long-term debt was less due its growth in the deposit and repurchase agreement balances. For the year ended December 31, 2010, the average daily balance of long term debt was $51,886,000, which was significantly less than 2009’s balance of $100,340,000.

Capital Adequacy and Regulatory Matters

The management of capital in a regulated financial services industry must properly balance return on equity to its stockholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. Orrstown’s capital management strategies have been developed to provide attractive rates of returns to its shareholders, while maintaining a “well capitalized” position of regulatory strength.

Total shareholders’ equity increased $49,598,000 from $110,886,000 at December 31, 2009 to $160,484,000 at December 31, 2010. Historically, earnings retention, defined as net income, less dividends declared, has served as a primary source of capital to the Company and has been accomplished with a dividend payout ratio of less than 43% over the last five years. Earnings retained during 2010 totaled $9,823,000.

On February 9, 2010, the Company filed a shelf registration statement on Form S-3, with the Securities and Exchange Commission, that provided the Company the ability to raise capital, from time to time, up to an aggregate of $80 million, through the sale of stock, preferred stock, debt securities, warrants and other securities. The Company completed a public stock offering of 1,481,481 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $40,000,000 during the first quarter of 2010. Net proceeds after underwriting commissions and expenses were $37,585,000. Although the Company recognized this offering would initially dilute earnings per share and reduce return on equity and tangible equity performance measurements, management felt it was necessary in order to support the continued growth of the Company. The additional capital allowed the Company to bolster its regulatory capital ratios during a time of an uncertain economy and the potential for increased government oversight and perhaps higher regulatory capital requirements. As noted below, the Company’s capital ratios have increased significantly as a result of the stock offering. The Company feels with this additional capital, it positions itself well to weather the economy and take advantage of future opportunities that may arise. The Company has no current plans to issue additional shares of common stock.

In addition to the increase in shareholders’ equity that resulted from the stock offering and earnings retention, shareholders’ equity increased $2,190,000 through the issuance of new shares for stock compensation and dividend reinvestments plans, and changes in accumulated other comprehensive income, as more fully outlined on the Statement of Shareholders’ Equity included in Item 8, “Financial Statements and Supplementary Data”.

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

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of December 31, 2010 and 2009 are presented as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$152,550	14.8%	$82,486	8.0%	n/a	n/a
Orrstown Bank	129,844	12.7%	81,808	8.0%	$102,260	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	139,623	13.5%	41,243	4.0%	n/a	n/a
Orrstown Bank	117,027	11.4%	40,904	4.0%	61,356	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	139,623	9.4%	59,385	4.0%	n/a	n/a
Orrstown Bank	117,027	8.0%	58,629	4.0%	73,287	5.0%

December 31, 2009
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	99,494	11.4%	70,136	8.0%	n/a	n/a
Orrstown Bank	96,819	11.1%	70,019	8.0%	87,524	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	88,534	10.1%	35,068	4.0%	n/a	n/a
Orrstown Bank	85,877	9.8%	35,009	4.0%	52,514	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	88,534	7.6%	46,503	4.0%	n/a	n/a
Orrstown Bank	85,877	7.4%	46,457	4.0%	58,071	5.0%

Additional relevant financial information pertaining to shareholders’ equity for the years ended December 31 is as follows:

(Dollars in thousands)	2010	2009	2008
Average shareholders’ equity	$147,731	$107,138	$99,241
Net Income	16,581	13,373	13,103
Cash dividends paid	6,758	5,636	5,588
Equity to asset ratio	10.76%	9.55%	10.45%
Dividend payout ratio	40.83%	42.11%	42.65%
Return on average equity	11.22%	12.48%	13.20%
Return on average tangible equity	13.19%	15.73%	17.02%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $19,200,000. Securities classified as available-for-sale provide additional sources of liquidity, totaled $431,772,000 at December 31, 2010. In addition, at December 31, 2010, we had the ability to borrow a total of approximately $463,000,000 from the Federal Home Loan Bank of Pittsburgh, of which we had $64,863,000 in advances and $3,030,000 in letters of credit. On that date, we had no overnight advances outstanding.

At December 31, 2010, we had $253,388,000 in loan commitments outstanding, which included $59,802,000 in undisbursed loans, $68,490,000 in unused home equity lines of credit and $95,538,000 in commercial lines of credit, and $29,558,000 in standby letters of credit. Certificates of deposit due within one year of December 31, 2010 totaled $397,123,000, or 67% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. For restrictions on the Bank’s ability to dividend funds to the Company, see Note 15, “Restrictions on Dividends, Loans and Advances,” to the Consolidated Financial Statements included in Item 8.

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

The schedule that follows reflects the degree to which the Company can adjust its various portfolios to meet interest rate changes. Additionally, the Bank is a Federal Home Loan Bank (FHLB) member, and standard credit arrangements available to FHLB members provide increased liquidity.

RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2010

	Interest Sensitivity Period
(Dollars in thousands)	Within 3 Months	After 3 Within 6 Months	After 6 Within 12 Months	After 1 Year	Total
Rate Sensitive Assets (RSA)
Loans	$428,347	$35,298	$56,210	$447,131	$966,986
Investment securities	23,147	12,948	22,340	382,135	440,570
Other earning assets	9,725	0	2,728	0	12,453

Total RSA	461,219	48,246	81,278	829,266	1,420,009

Rate Sensitive Liabilities (RSL)
Interest bearing deposits	295,704	96,204	130,742	561,081	1,083,731
Short term borrowings	87,850	0	0	0	87,850
Long-term debt	45,111	314	640	19,113	65,178

Total RSL	428,665	96,518	131,382	580,194	1,236,759

Rate Sensitive GAP
Period	32,554	(48,272)	(50,104)	249,072	183,250
Cumulative	32,554	(15,718)	(65,822)	183,250
GAP as a Percent of Total Assets
Period	2.15%	-3.19%	-3.31%	16.48%
Cumulative	2.15%	-1.04%	-4.35%	12.12%
RSA/RSL cumulative	1.08%	0.97%	0.90%	1.15%

The gap position is very closely balanced but slightly liability biased, or negative, after three but within a 12 month time frame. The position is very closely balanced, though, so no strong bias exists. The cumulative RSA/RSL at December 31, 2010 is 1.08% at three months, 0.97% at six months and 0.90% at twelve months, so the Company is not at undue risk under any interest rate scenario. This indicates that the balance sheet is well positioned to be maintained in the current low rate environment and to react to any rate increases in the future. Many of the interest bearing deposits that are variable rate are subject to discretionary pricing so management retains flexibility with those funds which will enhance earnings in a rising rate environment. The majority of the loan portfolio is tied to prime, but the use of three to seven year rate locks as well as placing rate floors on any new loans helps to maintain the yield in a falling rate environment.

During 2010, the Company has been able to migrate away from the slightly liability sensitive position at Decembers 31, 2009, which had RSA/RSL cumulative RASA/RSL positions were 0.89%, 0.86% and 0.88% at three month, six month and twelve month categories. The Company was more liability sensitive at September 30, 2010, but funding extensions and an increase in variable rate lending have enabled the Company to move to an asset sensitive position at 3 months and less and a slightly liability sensitive cumulative position at 6 months and 12 months.

Management will closely monitor the fiscal policies of our government and will react to any changes quickly in order to maintain a healthy earning asset / interest bearing liability balance.

Contractual Obligations

The Company enters into contractual obligations in its normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date as of December 31, 2010. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements, under Item 8.

	Note Reference	Payments Due				Total
(Dollars in thousands)		Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Time deposits	11	$397,123	$143,417	$39,606	$9,835	$589,981
Short-term borrowings	12	87,850	—	—	—	87,850
Long-term debt	13	41,065	17,722	1,582	4,809	65,178
Operating lease obligation	5	193	231	216	439	1,079

Total		$526,230	$161,370	$41,404	$15,083	$744,087

The Company is a party to derivative instruments in the normal course of business, to assist in asset liability management and reduce exposure in earnings volatility caused by fluctuations in interest and market conditions. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of the expected future cash receipts or payments based on market and interest rate conditions as of the balance sheet date. The fair values of the contracts can change daily as market and interest rate conditions fluctuate. These derivative contracts require monthly cash settlement. Because the derivative assets recorded on the balance sheet do not represent the amounts that will ultimately be paid under the contract, they are not included in the table of contractual obligations discussed above. Further discussion of derivative instruments is included in Note 19 to the consolidated financial statements, under Item 8.

Off-balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and to a lesser extent, letters of credit.

A schedule of significant commitments at December 31, 2010 is as follows:

Contract or Notional Amount
(Dollars in thousands)	2010
Commitments to fund:
Revolving, open ended home equity loans	$68,490
Commercial real estate, construction and land development loans	59,802
Commercial, industrial and other loans	95,538
Standby letters of credit	29,558

Further discussion of these commitments to extend credit is included in Note18 to the consolidated financial statements, under Item 8. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment does not necessarily represent future cash requirements, and are therefore excluded from the contractual obligations discussed above.

New Financial Accounting Standards

Note 1 to the consolidated financial statements under Item 8 discusses the expected impact on the Company’s financial condition or results of operations for recently issued or proposed accounting standards that have not been adopted as of December 31, 2010. To the extent we anticipate significant impact to the Company’s financial condition or results of operations, appropriate discussion is included in the disclosure.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Interest-earning assets are substantially made up of loans and securities. Loans are priced by management with current market rates as guidelines while achieving a positive interest rate spread and limiting credit risk. A significant part of the loan portfolio is made up of variable rate loans and loans that will become variable after a fixed term and will reprice as market rates move. The Bank maintains two interest rate swap agreements to better balance our market risk of variable vs. fixed rate loans. Securities are purchased using liquidity and maturity terms as guidelines to obtain a more matched position. The deposit base is a mix of transaction accounts and time deposits. Many of the interest bearing transaction accounts have discretionary pricing so great flexibility exists for deposit side price adjustments. Time deposits have set maturities as do short term and long term borrowings. Although deposit product cycles and growth are driven by the preferences of our customers, borrowings are structured with specific terms that, when aggregated with the terms for deposits and matched with interest-earning assets, mitigate our exposure to interest rate sensitivity. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation.

At December 31, 2010, the twelve month cumulative gap was a negative $65,882,000 and the RSA/ RSL cumulative ratio was 0.90% which has increased slightly from 0.88% since December 31, 2009. Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity, Rate Sensitivity and Interest Rate Risk Analysis in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended December 31, are as follows:

	2010				2009
	Quarter Ended				Quarter Ended
(Dollars in thousands)	December	September	June	March	December	September	June	March
Interest income	$15,324	$14,780	$14,536	$13,783	$13,813	$13,538	$13,142	$12,577
Interest expense	(3,054)	(3,112)	(3,236)	(3,286)	(3,556)	(4,059)	(4,330)	(4,555)

Net interest income	12,270	11,668	11,300	10,497	10,257	9,479	8,812	8,022
Provision for loan losses	(1,375)	(1,130)	(5,000)	(1,420)	(3,600)	(750)	(300)	(215)

Net interest income after provision for loan losses	10,895	10,538	6,300	9,077	6,657	8,729	8,512	7,807
Securities gains	383	1,074	1,781	398	865	338	293	165
Other income	5,153	5,133	5,828	4,043	4,222	4,024	3,997	3,781
Other expense	(10,450)	(9,703)	(8,645)	(8,754)	(8,045)	(7,984)	(8,284)	(7,654)

Income before income taxes	5,981	7,042	5,264	4,764	3,699	5,107	4,518	4,099
Applicable income taxes	(1,606)	(2,146)	(1,360)	(1,358)	(685)	(1,227)	(1,064)	(1,074)

Net income	$4,375	$4,896	$3,904	$3,406	$3,014	$3,880	$3,454	$3,025

Per Common Share Data
Net income	$0.55	$0.61	$0.49	$0.52	$0.47	$0.61	$0.54	$0.47
Diluted net income	0.55	0.61	0.49	0.52	0.46	0.60	0.54	0.47
Dividends	0.225	0.225	0.22	0.22	0.22	0.22	0.22	0.22

Performance Statistics
Return on average assets	1.15%	1.36%	1.18%	1.12%	1.01%	1.36%	1.26%	1.15%
Return on average tangible assets	1.18%	1.39%	1.22%	1.15%	1.04%	1.40%	1.30%	1.19%
Return on average equity	10.59%	12.18%	10.20%	12.18%	10.68%	14.33%	13.14%	11.84%
Return on average tangible equity	12.22%	14.03%	12.02%	15.12%	13.32%	18.01%	16.61%	15.08%
Average equity / average assets	10.89%	11.20%	11.56%	9.17%	9.45%	9.50%	9.58%	9.68%

Supplemental Reporting of Non-GAAP-Based Financial Measures
Return on average assets (GAAP basis)	1.15%	1.36%	1.18%	1.12%	1.01%	1.36%	1.26%	1.15%
Effect of excluding average intangible assets and related amortization	0.03%	0.03%	0.04%	0.03%	0.03%	0.04%	0.04%	0.04%
Return on average tangible equity	1.18%	1.39%	1.22%	1.15%	1.04%	1.40%	1.30%	1.19%
Return on average equity (GAAP basis)	10.59%	12.18%	10.20%	12.18%	10.68%	14.33%	13.14%	11.84%
Effect of excluding average intangible assets and related amortization	1.63%	1.85%	1.82%	2.94%	2.64%	3.68%	3.47%	3.24%
Return on average tangible equity	12.22%	14.03%	12.02%	15.12%	13.32%	18.01%	16.61%	15.08%

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2010, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

The independent registered public accounting firm, Smith Elliott Kearns & Company, LLC, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2010. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/S/ THOMAS R. QUINN, JR.	/S/ BRADLEY S. EVERLY
Thomas R. Quinn, Jr.	Bradley S. Everly
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 11, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Orrstown Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiary (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania

March 11, 2011

Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	December 31,
(Dollars in thousands, Except per Share Data)	2010	2009
Assets
Cash and due from banks	$10,400	$13,940
Federal funds sold	8,800	8,000

Cash and cash equivalents	19,200	21,940

Short term investments	2,728	6,388
Interest bearing deposits with banks	925	601
Restricted investments in bank stock	8,798	8,056
Securities available for sale	431,772	196,253
Loans held for sale	2,693	594
Loans	964,293	880,480
Allowance for loan losses	(16,020)	(11,067)

Net Loans	950,966	870,007

Premises and equipment, net	27,774	29,601
Cash surrender value of life insurance	22,649	21,204
Goodwill and intangible assets	20,698	20,938
Accrued interest receivable	5,715	4,605
Other assets	20,497	16,839

Total assets	$1,511,722	$1,196,432

Liabilities
Deposits:
Non-interest bearing	$104,646	$90,676
Interest bearing	1,083,731	824,494

Total deposits	1,188,377	915,170

Short-term borrowings	87,850	97,914
Long-term debt	65,178	64,858
Accrued interest and other liabilities	9,833	7,604

Total liabilities	1,351,238	1,085,546

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$ .05205 stated value per share
50,000,000 shares authorized; 7,986,966 and 6,469,508 shares issued; 7,985,667 and 6,443,195 shares outstanding	416	337
Additional paid-in capital	121,508	82,895
Retained earnings	38,680	28,857
Accumulated other comprehensive income (loss)	(88)	(501)
Treasury stock—common, 1,299 and 26,313 shares, at cost	(32)	(702)

Total shareholders’ equity	160,484	110,886

Total liabilities and shareholders’ equity	$1,511,722	$1,196,432

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands, Except per Share Data)	2010	2009	2008
Interest and dividend income
Interest and fees on loans	$48,494	$47,569	$48,124
Interest and dividends on investment securities
Taxable	7,744	4,260	2,862
Tax-exempt	2,069	1,172	1,100
Short term investments	116	69	227

Total interest and dividend income	58,423	53,070	52,313

Interest expense
Interest on deposits	10,682	12,481	14,021
Interest on short-term borrowings	487	435	1,248
Interest on long-term debt	1,519	3,584	4,139

Total interest expense	12,688	16,500	19,408

Net interest income	45,735	36,570	32,905
Provision for loan losses	8,925	4,865	1,450

Net interest income after provision for loan losses	36,810	31,705	31,455

Other income
Service charges on deposit accounts	7,506	6,905	6,758
Other service charges, commissions and fees	3,878	3,186	2,473
Trust department income	3,606	2,645	2,840
Brokerage income	1,450	1,327	1,413
Gains on sale of loans	1,304	832	461
Earnings on life insurance	1,192	745	683
Other income	1,221	384	694
Investment securities gains (losses)	3,636	1,661	(27)

Total other income	23,793	17,685	15,295

Other expenses
Salaries and employee benefits	19,120	16,040	14,315
Occupancy expense	2,200	2,169	1,964
Furniture and equipment	2,742	2,637	2,287
Data Processing	1,278	1,077	999
Telephone	730	731	679
Advertising and bank promotions	1,208	1,111	1,238
FDIC Insurance	1,798	1,278	296
Professional services	856	667	560
Taxes other than income	764	554	577
Intangible asset amortization	240	252	251
Other operating expenses	6,616	5,451	4,999

Total other expenses	37,552	31,967	28,165

Income before income tax	23,051	17,423	18,585
Income tax expense	6,470	4,050	5,482

Net income	$16,581	$13,373	$13,103

Per share information:
Basic earnings per share	$2.18	$2.09	$2.04
Diluted earnings per share	2.17	2.07	2.03
Dividends per share	0.89	0.88	0.87

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	$336	$82,488	$13,868	$567	$(1,135)	$96,124

Net income	0	0	13,103	0	0	13,103
Net unrealized gains on derivatives	0	0	0	831	0	831
Net unrealized losses on securities	0	0	0	(29)	0	(29)

Comprehensive income						13,905

Cash dividends ($0.87 per share)	0	0	(5,588)	0	0	(5,588)
Post retirement split dollar life insurance	0	0	(263)	0	0	(263)
Stock-based compensation plans:
Compensation expense	0	123	0	0	0	123
Issuance of stock (2,278 shares)	0	39	0	0	0	39
Purchase of treasury stock (49,294 shares)	0	0	0	0	(1,376)	(1,376)
Issuance of treasury stock (13,140 shares)	0	(95)	0	0	478	383

Balance, December 31, 2008	336	82,555	21,120	1,369	(2,033)	103,347

Net income	0	0	13,373	0	0	13,373
Net unrealized losses on derivatives	0	0	0	(833)	0	(833)
Net unrealized losses on securities	0	0	0	(1,037)	0	(1,037)

Comprehensive income						11,503

Cash dividends ($0.88 per share)	0	0	(5,636)	0	0	(5,636)
Stock-based compensation plans:
Compensation expense	0	117	0	0	0	117
Issuance of stock (14,385 shares)	1	295	0	0	0	296
Purchase of treasury stock (5,883 shares)	0	0	0	0	(71)	(71)
Issuance of treasury stock (49,027 shares)	0	(72)	0	0	1,402	1,330

Balance, December 31, 2009	337	82,895	28,857	(501)	(702)	110,886

Net income	0	0	16,581	0	0	16,581
Net unrealized gains on derivatives	0	0	0	599	0	599
Net unrealized losses on securities	0	0	0	(186)	0	(186)

Comprehensive income						16,994

Cash dividends ($0.89 per share)	0	0	(6,758)	0	0	(6,758)
Stock-based compensation plans:
Compensation expense	0	388	0	0	0	388
Issuance of stock (7,900 shares)	0	150	0	0	0	150
Issuance of stock through DRIP (28,077 shares)	2	666	0	0	0	668
Purchase of treasury stock (10,184 shares)	0	0	0	0	(221)	(221)
Issuance of treasury stock (35,198 shares)	0	(99)	0	0	891	792
Issuance of common stock (1,481,481 shares)	77	37,508	0	0	0	37,585

Balance, December 31, 2010	$416	$121,508	$38,680	$(88)	($32)	$160,484

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities
Net income	$16,581	$13,373	$13,103
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of premiums (discounts) on securities available for sale	4,151	1,128	(28)
Depreciation and amortization	2,924	2,627	2,322
Provision for loan losses	8,925	4,865	1,450
Stock based compensation	388	117	123
Net change in loans held for sale	(2,099)	194	676
Net loss on disposal of other real estate owned	74	(9)	(11)
Write-down of other real estate owned	123	0	0
Net (gain) loss on disposal of bank premises and equipment	(75)	24	(344)
Deferred income taxes	(2,471)	(916)	(667)
Investment securities (gains) losses	(3,636)	(1,661)	27
Security impairment loss	0	36	84
(Gain) on sale of rate swap	(778)	0	0
Earnings on cash surrender value of life insurance	(1,192)	(745)	(683)
Increase in accrued interest receivable	(1,110)	(622)	(493)
Increase (decrease) in accrued interest payable	13	(125)	(7)
Other, net	2,990	(5,775)	(811)

Net cash provided by operating activities	24,808	12,511	14,741

Cash flows from investing activities
Net (increase) decrease in interest bearing deposits with banks and other short term investments	3,336	(6,580)	(178)
Sales of available for sale securities	210,687	76,444	1,860
Maturities, repayments and calls of available for sale securities	68,412	74,366	93,772
Purchases of available for sale securities	(515,381)	(227,393)	(125,683)
Net (purchases) of FHLB & FRB Stock	(742)	(343)	(1,962)
Net (increase) in loans	(90,538)	(62,862)	(120,267)
Investment in limited partnerships	(1,953)	(1,277)	0
Purchases of bank premises and equipment	(610)	(787)	(7,506)
Purchases of intangible assets	0	0	(69)
Proceeds from disposal of other real estate owned	2,608	612	192
Proceeds from disposal of bank premises and equipment	373	0	826
Proceeds from sale of rate swap	868	0	0
Purchases of bank owned life insurance	(1,730)	(3,720)	(207)
Redemption of cash surrender value upon death	1,476	0	176

Net cash used in investing activities	(323,194)	(151,540)	(159,046)

Cash flows from financing activities
Net increase in deposits	273,174	157,768	110,957
Net increase (decrease) in short term purchased funds	(10,064)	33,907	5,877
Proceeds from debt	29,800	27	49,000
Payments on debt	(29,480)	(53,456)	(6,616)
Dividends paid	(6,758)	(5,636)	(5,588)
Proceeds from issuance of common stock	38,403	296	39
Purchase of treasury stock	(221)	(71)	(1,376)
Net proceeds from issuance of treasury stock	792	1,330	383

Net cash provided by financing activities	295,646	134,165	152,676

Net increase (decrease) in cash and cash equivalents	(2,740)	(4,864)	8,371
Cash and cash equivalents at beginning of period	21,940	26,804	18,433

Cash and cash equivalents at end of period	$19,200	$21,940	$26,804

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Continued)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,675	$16,625	$19,415
Income Taxes	9,400	4,375	6,425
Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	2,683	1,075	608

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Orrstown Financial Services, Inc. (the Company) is a financial holding company whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the Bank). The Company operates through its office in Shippensburg, Pennsylvania. Orrstown Bank provides services through its network of offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. Orrstown Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. Orrstown Bank has twenty-one branches located in Shippensburg (2), Carlisle (4), Spring Run, Orrstown, Chambersburg (3), Mechanicsburg (2), Camp Hill, Greencastle, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland. The Company and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Orrstown Bank. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Subsequent Events—Generally accepted accounting principles establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after December 31, 2010, through the date these financial statements were issued.

Concentration of Credit Risk—The Company grants agribusiness, commercial, residential and consumer loans to customers in its market area. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for construction contractors, residential and non-residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.

The types of securities the Company invests in are included in Note 3, and the type of lending the Company engages in are included in Note 4.

Cash and Cash Equivalents—For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold and all of which have original maturities of 90 days or less.

Restricted Investments in Bank Stocks—Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2010 and 2009, and consists of common stock the Federal Reserve Bank, Atlantic Central Bankers Bank and Federal Home Loan Bank (FHLB) stocks. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. In October 2010, the FHLB of Pittsburgh partially lifted its repurchase of capital suspension.

Management evaluates the restricted investment in bank stocks for impairment in accordance with Accounting Standard Codification (ASC) Topic 942, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (2) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the correspondent bank.

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of December 31, 2010. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of December 31, 2010 is no assurance that impairment may not occur in the future.

Interest-Bearing Deposits in Banks—Interest bearing deposits in banks mature within one year and are carried at cost.

Loans Held for Sale—Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value (LOCM). Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in non-interest income.

Securities—Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of December 31, 2010 and 2009 the Company has no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10). This accounting guidance amended the recognition guidance for other-than-temporary impairments of debt securities and expanded the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in prior guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company had no debt securities it deemed to be other than temporarily impaired for the years ended December 31, 2010, 2009 or 2008.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company’s securities are exposed to various risks, such as interest rate, market risk, currency and credit risks. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment assets reported in the consolidated financial statements.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

Loans—The Company grants commercial, mortgage, and consumer loans to its customers located principally in south-central Pennsylvania and northern Maryland. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a yield adjustment over the respective term of the loan.

The accrual of interest income on loans, including impaired loans, ceases when principal or interest is past due 90 days or more or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on non accrual status, is reversed and charged against current interest income, unless fully collateralized. Subsequent payment received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal. Past due status is based on contractual terms of the loan.

Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

See Note 4, “Loans Receivable and Allowance for Loan Losses,” for additional details.

Loans Serviced—The bank administers secondary market mortgage programs available through the Federal Home Loan Bank of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At December 31, 2010, 2009 and 2008 the balance of loans serviced for others was and $240,696,000, $183,663,000, $121,099,000, respectively.

Transfers of Financial Assets—Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment—Buildings, improvements, equipment, furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been provided generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements—10 to 40 years; equipment, furniture and fixtures—3 to 15 years; and computer software—3 years. Repairs and maintenance are charged to operations as incurred, while major additions and improvements are capitalized. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal.

Goodwill and Other Intangible Assets—Goodwill represents the cost of acquired companies in excess of the fair value of their net assets at the date of acquisition. Goodwill is evaluated at least annually for impairment.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company’s intangible assets have finite lives and are amortized, on a straight line basis, over their estimated lives, generally 10 years for deposit premiums and 15 years for customer lists.

Mortgage Servicing Rights—The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loan. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values; a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statement of income. If the Company determines, based on subsequent valuations, that impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings.

Foreclosed Real Estate—Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying value or fair value less estimated costs to sell the underlying collateral. Capitalized costs include accrued interest and any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed real estate totaled $1,112,000 and $1,065,000 as of December 31, 2010 and 2009 and is included in other assets.

Investments in Real Estate Partnerships—The Company currently has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2021. The Company accounts for its investments in affordable housing projects under the equity method of accounting, and recognizes tax credits when they become available. The recorded investment in these real estate partnerships totaled $4,665,000 and $3,200,000 as of December 31, 2010 and 2009 and are included in other assets in the balance sheet. Losses of $481,000, $315,000 and $244,000 were recorded for the years ended December 31, 2010, 2009 and 2008. During 2010, 2009 and 2008, the Company recognized federal tax credits from the projects totaling $394,000, $301,000 and $94,000.

Advertising—The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $456,000, $541,000 and $578,000, for the years ended December 31, 2010, 2009 and 2008.

Stock Compensation Plans—The Company has two stock option plans; one for employees and a second for non-employee directors. Stock compensation accounting guidance (FASB ASC 718, Compensation—Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock options, using a Black-Scholes model. Compensation cost for all stock awards are calculated and recognized over the employees’ service period, generally defined as the vesting period.

Income Taxes—The Company accounts for Income Taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.

Treasury Stock—Common stock shares repurchased are recorded as treasury stock at cost.

Earnings Per Share—Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options. Beginning in 2010, potential common shares that may be issued by the Company were determined using the treasury stock method for all periods presented. On prior annual financial statements, all outstanding stock options were considered fully dilutive by the Company in calculating diluted earnings per share.

Treasury shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit on debt securities and unrealized gains and losses on cash flow hedges.

Fair Value of Financial Instruments—Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 20. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Reporting—The Company only operates in one significant segment—Community Banking. The Company’s non-banking activities are insignificant to the consolidated financial statements.

Reclassifications—Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, determination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance significantly expands the existing requirements leading to greater transparency into the company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period become effective for annual reporting periods ending on or after December 15, 2010 and has been adopted and presented in Note 4 to the Consolidated Financial Statements. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of ASU 2010-28 is not expected to have a significant impact on our consolidated financial statements.

NOTE 2.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company maintains deposit balances at two correspondent banks which provide check collection and item processing services to the Company. The average balances that are to be maintained either on hand or with the correspondent banks amounted to $814,000 at December 31, 2010.

The balances with these correspondent banks, at times, exceed federally insured limits; however management considers this to be a normal business risk.

NOTE 3.	SECURITIES AVAILABLE FOR SALE

At December 31, 2010 and 2009 the investment securities portfolio was comprised of securities classified as available for sale, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at December 31 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
U.S. Government Sponsored Enterprises (GSE)	$120,318	$1,491	$1,523	$120,286
States and political subdivisions	98,133	566	1,551	97,148
GSE residential mortgage-backed securities	212,260	960	1,044	212,176

Total debt securities	430,711	3,017	4,118	429,610
Equity securities	2,114	93	45	2,162

Totals	$432,825	$3,110	$4,163	$431,772

December 31, 2009
U.S. Government Sponsored Enterprises (GSE)	$120,772	$160	$1,516	$119,416
States and political subdivisions	36,867	760	243	37,384
GSE residential mortgage-backed securities	37,489	637	253	37,873

Total debt securities	195,128	1,557	2,012	194,673
Equity securities	1,894	2	316	1,580

Totals	$197,022	$1,559	$2,328	$196,253

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
U.S. Government Sponsored Enterprises (GSE)	$44,737	$1,523	$0	$0	$44,737	$1,523
States and political subdivisions	61,718	1,303	1,026	248	62,744	1,551
GSE residential mortgage-backed securities	124,685	1,044	0	0	124,685	1,044

Total debt securities	231,140	3,870	1,026	248	232,166	4,118
Equity securities	312	12	312	33	624	45

Total temporarily impaired securities	$231,452	$3,882	$1,338	$281	$232,790	$4,163

December 31, 2009
U.S. Government Sponsored Enterprises (GSE)	$96,673	$1,516	$0	$0	$96,673	$1,516
States and political subdivisions	9,889	98	483	145	10,372	243
GSE residential mortgage-backed securities	10,913	253	0	0	10,913	253

Total debt securities	117,475	1,867	483	145	117,958	2,012
Equity securities	182	3	979	313	1,161	316

Total temporarily impaired securities	$117,657	$1,870	$1,462	$458	$119,119	$2,328

The Company has 126 securities and 98 securities at December 31, 2010 and 2009 in which the amortized cost exceeds their values, as discussed below.

U.S. Government Sponsored Enterprises (GSE). 50 GSE securities have amortized costs which exceed their fair values, all of which are in the less than 12 months at December 31, 2010. At December 31, 2009, the Company had 50 GSE with unrealized losses, all of which are less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010 or 2009.

State and Political Subdivisions. 63 state and political subdivision securities have amortized cost which exceeds their fair value, including 3 of which have been for greater than 12 months at December 31, 2010. At December 31, 2009, 11 state and political subdivisions had unrealized losses, 1 of which was greater than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. All but two state and political subdivision securities in which the amortized cost exceeds fair value have investment grade ratings. The two without investment grade ratings have had an unrealized loss for less than 12 months, and the unrealized loss is less than 0.50% of carrying value. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. One security which has had an unrealized loss for over 24 months at December 31, 2010 is a California issue that is carrying a low market value due to it being a zero coupon bond, which is hindered by the state’s economic issues, and not the underlying credit worthiness of the issuer. This security carries an investment grade rating. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Equity Securities. 13 equity securities have cost which exceeds their fair value, including 7 of which has been greater than 12 month at December 31, 2010. These securities are among various industries, including financial, industrial, consumer, energy, health care and a large cap fund, In considering whether the equity securities are other-than-temporarily impaired, management reviews the severity and duration of decline in fair value, research reports, analysts recommendations, credit rating changes, news stories and other relevant information. Management believes the equity securities are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time. None of the individual unrealized losses exceed $10,000 at December 31, 2010. At December 31, 2009, 37 equity securities had unrealized losses, of which 33 had unrealized losses for greater than 12 months. 12 of these 33 securities were financial institution securities; management’s approach to these bank holdings was to consider those trading under their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. 21 of the 33 equity securities were non-financials or industrial securities; and management continued to view these companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend, and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Company recorded $0, $36,000 and $84,000 of other than temporary impairment expense on equity securities for the years ended December 31, 2010, 2009 and 2008.

The amortized cost and fair values of securities available for sale at December 31, 2010 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTMENT PORTFOLIO

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,256	$11,290
Due after one year through five years	21,795	21,930
Due after five years through ten years	104,858	105,004
Due after ten years	80,542	79,210
GSE residential mortgage-backed securities	212,260	212,176

Total debt securities	430,711	429,610
Equity securities	2,114	2,162

	$432,825	$431,772

Proceeds from sales of securities available for sale for the years ended December 31, 2010, 2009 and 2008 were $210,687,000, $76,444,000 and $1,860,000. Gross gains on the sales of securities were $3,811,000, $2,558,000 and $276,000 for the years ended December 31, 2010, 2009 and 2008. Gross losses on securities available for sale were $175,000, $897,000 and $303,000.

Securities with a fair value of $271,689,000 and $143,984,000 at December 31, 2010 and 2009 were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 4.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The Bank’s loan portfolio is broken down into segments to an appropriate level of disaggregation to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio. In 2010, management incorporated the provisions of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses, resulting in a refinement in its portfolio segregation. Consistent with the standard, the segments were further broken down into classes, to allow for differing risk characteristics within a segment. Balances as of December 31, 2009 have been reclassified to be consistent with 2010’s presentation.

Management feels that non-owner occupied commercial real estate, consisting of nonresidential properties; pose a greater risk than owner-occupied and multi-family residential properties. Likewise, a 1-4 family residential construction class is broken out of the acquisition and development loan segment, leaving a commercial and land development class that presents a higher risk profile. In commercial and land development projects, many times the ultimate buyer of the property is not known at the time the project is started, and cannot generally be subdivided into smaller parcels to diversify the developer’s risk. First lien residential mortgage loans generally are less susceptible to loss than home equity loans, which generally have higher loan-to-values associated with them.

The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 is as follows:

(Dollars in thousands)	2010	2009
Commercial real estate:
Owner-occupied	$172,000	$149,149
Non-owner occupied	143,372	122,287
Multi-family	24,649	24,898
Acquisition and development:
1-4 family residential construction	29,297	21,977
Commercial and land development	88,105	88,902
Commercial and industrial	263,943	246,335
Residential mortgage:
First lien	119,450	100,413
Home equity—term	40,818	55,993
Home equity—Lines of credit	71,547	58,146
Installment and other loans	11,112	12,380

	$964,293	$880,480

In order to monitor ongoing risk associated with its loan portfolio and specific credits within the segments, management uses an eight point internal grading system. The first four rating categories, representing the lowest risk to the bank, are combined and given a “Pass” rating. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or criticized rating. Bank’s management generally follows regulatory definitions in assigning criticized ratings to loans, including substandard, doubtful or loss. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Generally loans greater than 90 days past due are assigned a “substandard” rating. A “doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss”, there is little prospect of collecting the loan’s principal or interest and it is generally written off.

The Bank has a loan review policy and program which is designed to reduce and control risk in the lending function. The Credit Administration Committee, comprised of members of the Board, is charged with the overall credit quality and risk exposure of the Company’s loan portfolio. This includes the monitoring of the lending activities of all bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an internal, independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

The Loan Review department performs annual reviews of all commercial relationships with a committed loan balance in excess of $750,000, with ratification of the rating from the Board of Directors’ Credit Administration Committee for loans between $750,000-$1,000,000. Loans reviewed in excess of $1,000,000 are presented to the Credit Administration Committee with a formal review and rating. All relationships rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, including reaffirmation of the rating, review of detailed collateral analysis and the development of an action plan.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31, 2010:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate:
Owner-occupied	$162,968	$2,035	$6,311	$686	$—	$172,000
Non-owner occupied	120,633	4,274	18,465	—	—	143,372
Multi-family	20,030	676	3,853	90		24,649
Acquisition and development:
1-4 family residential construction	24,199	2,297	2,801	—	—	29,297
Commercial and land development	79,391	2,487	6,227	—	—	88,105
Commercial and industrial	221,111	17,062	24,762	1,008	—	263,943
Residential mortgage:
First lien	117,607	—	1,843			119,450
Home equity—term	39,279	—	1,539	—	—	40,818
Home equity—lines of credit	71,364	—	183	—	—	71,547
Installment and other loans	11,062	—	50	—	—	11,112

	$867,644	$28,831	$66,034	$1,784	$—	$964,293

Classified loans may also be evaluated for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. During the year, the Bank modified its criteria for identifying impaired loans, as performing substandard loans were no longer considered impaired.

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of December 31:

	Impaired Loans with a Specific Allowance				Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Interest Income Recognized on Cash Basis	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Interest Income Recognized on Cash Basis
December 31, 2010
Commercial real estate:
Owner-occupied	$686	$687	$181	$0	$0	$0	$0
Non-owner occupied	2,064	2,065	980	0	0	0	0
Multi-family	90	90	90	0	0	0	0
Commercial and industrial	9,600	10,191	3,232	0	1,118	1,118	6
Residential mortgage:
First lien	470	470	12	32	0	0	0
Home equity—term	711	711	8	44	0	0	0

	$13,621	$14,214	$4,503	$76	$1,118	$1,118	$6

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment	Related Allowance
December 31, 2009
Commercial real estate:
Owner-occupied	$2,399	$214	$4,192
Non-owner occupied	1,267	537	934
Multi-family	642	15	114
Acquisition and development:
1-4 family residential construction	—	—	—
Commercial and land development	5,063	2,000	3,191
Commercial and industrial	6,132	2,035	7,766

	$15,503	$4,801	$16,197

The following summarizes the average recorded investment in impaired loans and related interest income recognized for the periods indicated for the years ending December 31:

(Dollars in thousands)	2010	2009	2008
Average investment in impaired loans	$26,066	$10,748	$1,815
Interest income recognized on a cash basis on impaired loans	82	188	104

The following presents impaired loans that are troubled debt restructurings as of December 31, 2010. The Bank did not have any trouble debt restructurings at December 31, 2009.

	Troubled Debt Restructurings at December 31, 2010		New Troubled Debt Restructurings During Current YTD Period
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage:
First lien	1	$470	1	$470
Home equity—term	1	711	1	711

	2	$1,181	2	$1,181

No additional commitments have been made to borrowers whose loans are considered trouble debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2010:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due (still accruing)	Non-Accrual	Total Loans
Commercial real estate:
Owner-occupied	$169,030	$986	$832	$466	$2,284	$686	$172,000
Non-owner occupied	141,095	213	—	—	213	2,064	143,372
Multi-family	24,559	—	—	—	—	90	24,649
Acquisition and development:
1-4 family residential construction	29,297	—	—	—	—	—	29,297
Commercial and land development	87,995	1	16	—	17	93	88,105
Commercial and industrial	252,144	287	466	420	1,173	10,625	263,943
Residential mortgage:
First lien	116,182	1,359	535	1,095	2,989	279	119,450
Home equity—term	40,503	161	62	75	298	17	40,818
Home equity—Lines of credit	71,215	60	89	142	291	41	71,547
Installment and other loans	10,793	251	17	50	318	1	11,112

	$942,813	$3,318	$2,017	$2,248	$7,584	$13,896	$964,293

As of December 31, 2009, loans 90 days or more past due and still accruing and nonaccrual loans were $6,155,000 and $4,267,000.

The Bank maintains the allowance for loan losses at a level believed adequate by management to absorb losses inherent in the portfolio. It is established and maintained through a provision for loan losses charged to earnings. Quarterly, management asses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluation of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.

General allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. As of December 31, 2010, the historical loss trend is based on rolling 8 quarters with a two-third weight to the most recent four quarters, and a one-third weight for the furthest four quarters. Prior to December 31, 2010, the historical loss factor was based on an equally weighted rolling 12 quarters. Additional qualitative factors are used by management to adjust the historical loss percentage to the anticipated losses within the portfolio, and include: national and local economic trends, levels and trends of delinquency rates and nonaccrual loans; effects of changes in underwriting policies; experience, ability and depth of lending and loan review staff, trends in values of underlying collateral including the real estate market; and concentrations of credit from loan type, or shifts in industry or geographic region.

Activity in the allowance for loan losses for the years ended December 31 is as follows:

(Dollars in thousands)	2010	2009	2008
Balance, beginning of year	$11,067	$7,140	$6,141
Provision for loan losses	8,925	4,865	1,450
Charge-offs	(4,067)	(958)	(497)
Recoveries	95	20	46

Balance, end of year	$16,020	$11,067	$7,140

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at December 31, 2010.

	Ending Loan Balance			Allowance for Loan Losses Ending Balance for
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Commercial real estate:
Owner-occupied	$686	$171,314	$172,000	$181	$1,671	$1,852
Non-owner occupied	2,064	141,308	143,372	980	2,054	3,034
Multi-family	90	24,559	24,649	90	348	438
Acquisition and development:
1-4 family residential construction	—	29,297	29,297	—	314	314
Commercial and land development	—	88,105	88,105	—	1,453	1,453
Commercial and industrial	10,718	253,225	263,943	3,232	3,563	6,795
Residential mortgage:						—
First lien	470	118,980	119,450	12	1,021	1,033
Home equity—term	711	40,107	40,818	8	336	344
Home equity—Lines of credit	—	71,547	71,547	—	486	486
Installment and other loans		11,112	11,112		106	106
Unallocated		—	—		165	165

	$14,739	$949,554	$964,293	$4,503	$11,517	$16,020

NOTE 5.	LOANS TO RELATED PARTIES

The Company has granted loans to the officers and directors of the Company and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $1,594,000 at December 31, 2010, and $1,296,000 at December 31, 2009. During 2010, $1,678,000 of new loans were granted and repayments totaled $1,380,000.

NOTE 6.	PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31 is as follows:

(Dollars in thousands)	2010	2009
Land	$5,182	$5,436
Buildings and improvements	22,728	22,749
Leasehold improvements	343	341
Furniture and equipment	18,318	17,844
Construction in progress	97	42

Total	46,668	46,412
Less accumulated depreciation and amortization	18,894	16,811

Bank premises and equipment, net	$27,774	$29,601

Depreciation expense amounted to $2,140,000, $2,212,000 and $1,863,000 for the years ended December 31, 2010, 2009 and 2008.

The Company leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under agreements which expire at various times through 2024. Total rent expense charged to operations in connection with these leases was $281,000, $298,000 and $299,000 for the years ended December 31, 2010, 2009 and 2008.

The total minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2010 are as follows:

Due in the Years Ending December 31

(Dollars in thousands)
2011	$193
2012	114
2013	117
2014	108
2015	108
Thereafter	439

$1,079

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS

No impairment losses have been recognized on goodwill for any periods presented.

The following table shows the amount of goodwill and intangible assets at December 31:

(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Amount
December 31, 2010
Goodwill	$19,447	$0	$19,447

Identifiable intangible assets:
Deposit premiums	$2,348	$1,444	$904
Customer list	581	234	347
Other	66	66	0

Total identifiable intangible assets	$2,995	$1,744	$1,251

December 31, 2009
Goodwill	$19,447	$0	$19,447

Identifiable intangible assets:
Deposit premiums	2,348	1,245	1,103
Customer list	581	195	386
Other	66	64	2

Total identifiable intangible assets	$2,995	$1,504	$1,491

Amortization expense was $240,000, $251,000 and $251,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The estimated aggregate amortization expense for the next five years is as follows:

(Dollars in thousands)
2011	$210
2012	210
2013	210
2014	208
2015	205
Thereafter	208

$1,251

NOTE 8.	INCOME TAXES

Orrstown Financial Services, Inc. files income tax returns in the U.S. federal jurisdiction and the state of Pennsylvania. Orrstown Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2007.

Included in the balance sheet at December 31, 2010 and 2009, are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of federal income tax expense for the years ended December 31 are summarized as follows:

(Dollars in thousands)	2010	2009	2008
Current year provision:
Federal	$8,779	$4,884	$6,028
State	162	82	121
Deferred tax benefit	(2,471)	(916)	(667)

Net federal income tax expense	$6,470	$4,050	$5,482

A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	0.2%	0.3%	0.4%
Tax exempt interest income	-5.5%	-4.8%	-3.5%
Earnings from life insurance	-1.8%	-1.5%	-1.3%
Disallowed interest	0.3%	0.3%	0.3%
Low-income housing credits	-0.6%	-2.4%	-1.6%
Historic tax credits	0.0%	-3.6%	0.0%
Other	0.5%	-0.1%	0.2%

Effective income tax rate	28.1%	23.2%	29.5%

The provision for income taxes includes $1,273,000, $581,000 and ($9,000) of applicable income tax expense (benefit) related to net security gains (losses) for the years ended December 31, 2010, 2009 and 2008.

The components of the net deferred tax asset, included in other assets, are as follows:

(Dollars in thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$5,607	$3,710
Net unrealized losses on securities available for sale	369	269
Deferred compensation	421	391
Retirement plans and salary continuation	1,196	1,070
Stock compensation	162	219
Nonaccrual loan interest	210	0
Unrealized losses on derivatives	0	1
Other	113	13

Total deferred tax assets	8,078	5,673

Deferred tax liabilities:
Depreciation	1,492	1,628
Goodwill	174	147
Purchase accounting adjustments	762	851
Other	33	0
Unrealized gains on derivatives	321	0

Total deferred tax liabilities	2,782	2,626

Net deferred tax asset	$5,296	$3,047

NOTE 9.	RETIREMENT PLANS

The Company maintains a 401(k) profit-sharing plan for those employees who meet the eligibility requirements set forth in the plans. Employer contributions to the plans are based on performance and are at the discretion of the subsidiary bank’s Board of Directors. The plans contain limited match or safe harbor provisions. Substantially all of the Company’s employees are covered by the plans and the contributions charged to operations were $2,018,000, $1,807,000 and $1,582,000 for the years ended December 31, 2010, 2009, and 2008.

The Company has a deferred compensation arrangement with certain present and former board directors, whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $111,000 and $107,000 at December 31, 2010 and 2009. Total annual expense for this deferred compensation plan was $11,000, $16,000 and $4,000 for the years ended December 31, 2010, 2009 and 2008.

The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Company’s Orrstown Financial Advisors division or recognized as a liability. The trust account balance was $1,093,000 and $1,009,000 at December 31, 2010 and 2009, respectively, and is included in other assets on the balance sheets, offset by other liabilities in the same amount. Total amounts contributed to these plans were $72,000, $72,000 and $74,000, for the years ended December 31, 2010, 2009, and 2008.

The Company has also adopted three supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $3,416,000 and $3,058,000 at December 31, 2010 and 2009, which is included in other liabilities. Total annual expense for these plans amounted to $562,000, $372,000 and $498,000, for the years ended December 31, 2010, 2009, and 2008.

The Company has promised a continuation of life insurance coverage to persons post-retirement. Generally accepted accounting principles requires the recording of post-retirement costs and a liability equal to the present value of the cost of post retirement insurance during the insured employees’ term of service. The Company adopted this provision of generally accepted accounting principles on January 1, 2008 and recorded a $263,000 liability and corresponding decrease in retained earnings at that time. The estimated present value of future benefits to be paid totaled $387,000 and $353,000 at December 31, 2010 and 2009 which is included in other liabilities. Total annual expense for this plan amounted to $34,000, $48,000 and $42,000 for the years ended December 31, 2010, 2009 and 2008.

NOTE 10.	STOCK COMPENSATION PLANS

Two stock option plans are maintained by the Company. The Company reserved 72,931 and 486,203 shares of its common stock to be issued under the non-employee director and employee stock option plans. As of December 31, 2010, 27,349 and 54,571 shares were available to be issued under the plans. Under the non-employee director stock option plan, each non-employee director is entitled to receive shares of the Company’s common stock each April 1, with the number of options issued to purchase determined based on a formula defined in the plan. The options granted to directors are nonqualified under the IRS code. Under the employee stock option plan, options to purchase shares may be issued to employees at the Board’s discretion as either incentive or nonqualified stock options.

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance.

A roll forward of the Company’s stock option plans for the years ended December 31 is presented below:

	2010
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	336,882	$29.75
Granted	64,782	21.34
Exercised	(20,116)	16.99
Forfeited	(3,817)	33.93

Options outstanding and exercisable at year end	377,731	$28.94

Information pertaining to options outstanding and exercisable at December 31, 2010 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$15.00 - $16.99	33,610	0.57	16.54
$17.00 - $19.99	26,728	1.49	19.00
$20.00 - $24.99	108,493	6.70	22.50
$25.00 - $29.99	2,792	9.26	25.76
$30.00 - $34.99	67,110	6.87	31.21
$35.00 - $39.99	93,588	4.91	36.73
$40.00 - $40.14	45,410	4.48	40.14

$15.43 - $40.14	377,731	5.12	28.94

The total intrinsic value of options outstanding and exercisable at December 31, 2010 was $1,127,000. The total intrinsic value of options exercised was $197,000, $335,000 and $28,000 during the years ended December 31, 2010, 2009 and 2008.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Grant-Date Fair Value	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life (Yrs)
Nonemployee director stock option plan
2010	$9.50	3.42%	47.44%	3.32%	7
2009	2.82	3.63	18.28	2.28	7
2008	5.94	2.76	23.14	2.88	7
Employee stock option plan
2010	$5.81	4.16%	45.46%	1.66%	5
2009	9.31	2.38	30.66	2.65	5
2008	4.91	2.93	21.24	3.27	5

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. For the years ended December 31, 2010, 2009 and 2008, share-based compensation expense applicable to the Plans was $388,000, $117,000 and $123,000.

The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries and opportunity to purchase stock of the Company. Under the plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 85% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 182,325 shares of its common stock to be issued under the employee stock purchase plan. As of December 31, 2010, 99,128 shares were available to be issued under the plan. Employees purchased 12,681, 22,882 and 6,199 shares at a weighted average price of $20.19, $20.36 and $25.59 per share in 2010, 2009 and 2008.

The Company uses a combination of issuing new shares or treasury shares to meet stock compensation exercises depending on market conditions.

NOTE 11.	DEPOSITS

The composition of deposits at December 31 is as follows:

(Dollars in thousands)	2010	2009
Non-interest bearing	$104,646	$90,676
Now and money market	427,087	353,428
Savings	66,663	60,032
Time—less than $100,000	305,912	206,790
Time—greater than $100,000	284,069	204,244

Total	$1,188,377	$915,170

The scheduled maturities of time deposits for the years ending December 31 are as follows:

Due in the Years Ending December 31,

(Dollars in thousands)
2010	$397,123
2011	113,046
2012	30,371
2013	18,189
2014	21,417
thereafter	9,835

$589,981

The Company accepts deposits of the officers and directors of the Company and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $952,000 and $911,000 at December 31, 2010 and 2009, respectively.

NOTE 12.	SHORT-TERM BORROWINGS

The Company has several short-term borrowings available to it, including short-term borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), federal funds purchased, U.S. Treasury’s discount window, and the Federal Reserve’s Term Auction Facility (TAF) which it participated in during 2009 and the beginning of 2010. The TAF funds were secured primarily by pledged commercial loans and some U.S. Agency securities, and as of December 31, 2009 loans with a fair value of $39,622,000 and securities with a fair value of $11,014,000 were pledged to secure these funds.

Information concerning the use of these short-term borrowings as of and for the years ended December 31, is summarized as follows:

(Dollars in thousands)	2010	2009	2008
Balance at year end	$0	$33,300	$600
Average balance during the year	17,048	23,418	7,743
Average interest rate during the year	0.43%	0.36%	3.11%
Maximum month-end balance during the year	65,300	43,470	17,000

In addition, the Company has repurchase agreements with certain of its deposit customers. The Company is required to hold U.S. Treasury and Agency issues to be held as underlying securities for repurchase agreements. Information concerning securities sold under agreements to repurchase for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2010	2009	2008
Balance at year end	$87,850	$64,614	$63,407
Average balance during the year	74,824	59,904	59,432
Average interest rate during the year	0.59%	0.57%	1.69%
Maximum month-end balance during the year	124,869	74,293	83,889
Securities underlying the agreements at year-end:
Carrying value	150,966	74,816	81,528
Estimated fair value	151,767	74,877	82,625

Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date.

NOTE 13.	LONG-TERM DEBT

At December 31, the Company’s long-term debt consisted of the following:

	Amount		Weighted Average rate
(Dollars in thousands)	2010	2009	2010	2009
FHLB fixed rate advances maturing:
2010	$0	$28,000	0.00%	3.64%
2011	19,800	0	0.48%	0.00%
2012	10,000	0	0.89%	0.00%
2020	350	350	7.40%	7.40%

	30,150	28,350	0.70%	3.69%

FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2010	0	131	0.00%	2.85%
2014	4,125	5,081	4.86%	4.86%
2025	5,588	5,838	4.74%	4.74%

	9,713	11,050	4.79%	4.77%

FHLB variable rate advances maturing:
2011	20,000	20,000	1.48%	1.48%
2012	5,000	5,000	4.70%	4.70%

	25,000	25,000	2.12%	2.12%

Total FHLB Advances:	64,863	64,400	1.86%	3.27%
Other	315	458	8.00%	8.00%

	$65,178	$64,858

The FHLB variable rate advances maturing in 2011 float with the prime lending rate (3.25% at December 31, 2010), with a blended rate of prime minus 1.77% The FHLB variable rate advance maturing in 2012 will reset to 3 month LIBOR plus 0.20% if the 3 month LIBOR rate is greater than 8.0%.

Except for amortizing loans, interest only is paid on a quarterly basis. The notes contain prepayment penalty charges, but management has no intention to pay off early.

The aggregate amount of future principal payments required on these borrowings at December 31, 2010 is as follows:

Years Ending December 31,
(Dollars in thousands)
2011	$41,065
2012	16,328
2013	1,394
2014	1,265
2015	317
Thereafter	4,809

$65,178

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and, as such, can take advantage of the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances, lines and letters of credit from the FHLB are collateralized by first mortgage loans and securities.

Collateral for all outstanding advances, lines and letters of credit consisted of the Banks’ 1-4 family mortgage loans totaling $462.7 million and $455.0 million at December 31, 2010 and 2009, respectively. Orrstown Bank had additional availability of $397.9 million and $349.8 million at the FHLB on December 31, 2010 and 2009, respectively, based on qualifying collateral.

Orrstown Bank has available a line of credit with Atlantic Central Bankers Bank (ACBB) of $10,000,000 million at December 31, 2010 and 2009. The ACBB line of credit is unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under these lines of credit at December 31, 2010 and 2009.

Orrstown Bank has $24,000,000 in available federal funds lines of credit with correspondent banks at December 31, 2010. The lines of credit are unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under these lines of credit at December 31, 2010 and 2009.

At December 31, 2009, the Parent Company had a $5 million unsecured line of credit with a correspondent bank. At December 31, 2009, $300,000 was borrowed against this line. This line expired in 2010 and was not renewed.

Included in other long-term debt are borrowings against certain life insurance policies that are used to fund deferred compensation benefits for certain directors. Interest rates are fixed at 8.0%. Collateral is the cash surrender value of the policies.

The Company has $3,030,000 in letters of credit outstanding with the FHLB in favor of third parties utilized for general banking purposes.

NOTE 14.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

On February 9, 2010, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission that provided the Company the ability to raise capital, from time to time, up to an aggregate of $80,000,000, through the sale of stock, preferred stock, debt securities, warrants and other securities. The Company completed a public stock offering of 1,481,481 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $40,000,000 during the first quarter of 2010. Net proceeds after underwriting commissions and expenses were $37,585,000. The Company feels with this additional capital, it positions itself well to weather the economy and take advantage of future opportunities that may arise. The Company has no current plans to issue additional shares of common stock.

The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2010, 696,000 shares were available to be issued under the plan.

On April 27, 2006, the Company announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. On September 27, 2010, the Company announced the extension of the Stock Repurchase Plan, which allows it to purchase an additional 150,000 shares as conditions allow. As of December 31, 2010, 108,074 shares have been purchased under the program, and 191,926 may yet be purchased.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective actions provisions are not applicable to financial holding companies.

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009 that the Company and the Bank meet all capital adequacy requirements to which they are subject to.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of December 31, 2010 and 2009, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$152,550	14.8%	$82,486	8.0%	n/a	n/a
Orrstown Bank	129,844	12.7%	81,808	8.0%	$102,260	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	139,623	13.5%	41,243	4.0%	n/a	n/a
Orrstown Bank	117,027	11.4%	40,904	4.0%	61,356	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	139,623	9.4%	59,385	4.0%	n/a	n/a
Orrstown Bank	117,027	8.0%	58,629	4.0%	73,287	5.0%

December 31, 2009
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	99,494	11.4%	70,136	8.0%	n/a	n/a
Orrstown Bank	96,819	11.1%	70,019	8.0%	87,524	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	88,534	10.1%	35,068	4.0%	n/a	n/a
Orrstown Bank	85,877	9.8%	35,009	4.0%	52,514	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	88,534	7.6%	46,503	4.0%	n/a	n/a
Orrstown Bank	85,877	7.4%	46,457	4.0%	58,071	5.0%

NOTE 15.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Further, regulatory mandates may impose more stringent restrictions on the extent of dividends that may be paid by the Bank to the Company. As the Company is a Financial Holding Company, the Bank may not declare a dividend to the Company if the results of such dividend would drop the Bank below the minimum capital required in order to be classified as “well capitalized.” The Bank has approximately $27,584,000 of retained earnings available that could be paid in a dividend to the Company at December 31, 2010.

Under current Federal Reserve regulations, the Bank is limited to the amounts it may loan to its affiliates, including the Company. Covered transactions, including loans, with a single affiliate, may not exceed 10%, and the aggregate of all covered transactions with all affiliates may not exceed 20%, of the Bank’s subsidiary and surplus (as defined by regulation). At December 31, 2010, the maximum amount the Bank has available to loan the Company is approximately $24,000,000.

In 2009, the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or reduced if the bank holding company’s net income for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retentions is not consistent with the bank holding company’s capital needs and overall current and prospective financial conditions, or the bank holding company will not meet, or is in danger of not meeting its minimum regulatory capital adequacy ratios. This guidance is considered in the Company’s dividend setting process.

NOTE 16.	EARNINGS PER SHARE

Earnings per share for the years ended December 31, were as follows:

(In thousands, except per share data)	2010	2009	2008
Net income	$16,581	$13,373	$13,103

Weighted average shares outstanding	7,610	6,406	6,421
Impact of common stock equivalents	29	53	45

Weighted average shares outstanding (diluted)	7,639	6,459	6,466

Per share information:
Basic earnings per share	$2.18	$2.09	$2.04
Diluted earnings per share	2.17	2.07	2.03

Stock options of 206,000, 141,000 and 208,000 for the years ended December 31, 2010, 2009 and 2008 have been excluded from diluted earnings per share calculations, as their exercise would have been anti-dilutive, as the exercise price exceeded the average market price.

NOTE 17.	COMPREHENSIVE INCOME

The Company’s other comprehensive income (loss) items are limited to unrealized gains (losses) on securities available for sale and unrealized gains (losses) on derivatives used for cash flow hedges. The components of other comprehensive income (loss) for the years ended December 31 were as follows:

	2010	2009	2008
Unrealized holding gains (losses) on securities available for sale arising during the period	$3,352	$41	$(160)
Reclassification adjustment for (gains) losses realized in net income	(3,636)	(1,625)	111

Net unrealized losses	(284)	(1,584)	(49)
Tax effect	98	547	20

	(186)	(1,037)	(29)

Unrealized holding gains (losses) in fair value of derivatives used for cash flow hedges	1,699	(1,282)	1,279
Reclassification adjustment for (gains) realized in net income	(778)	0	0

Net unrealized gains (losses)	921	(1,282)	1,279
Tax effect	(322)	449	(448)

	599	(833)	831

Total other comprehensive income (loss), net of tax and reclassification adjustments	$413	$(1,870)	$802

The components of accumulated other comprehensive income (loss), net of taxes, at December 31, 2010 and 2009 are as follows:

	2010	2009
Unrealized losses on securities available for sale	$(685)	$(499)
Unrealized gains (losses) on derivatives	597	(2)

	$(88)	$(501)

NOTE 18.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract or Notional Amount
(Dollars in thousands)	2010	2009
Commitments to fund:
Revolving, open ended home equity loans	$68,490	$57,030
Commercial real estate, construction and land development loans	59,802	32,070
Commercial, industrial and other loans	95,538	84,714
Standby letters of credit	29,558	30,418

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of December 31, 2010 and 2009, for guarantees under standby letters of credit issued is not material.

NOTE 19.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

The Company entered into three (3) rate swap agreements—two on November 24, 2008, and one on May 22, 2009 related to fixed rate loans. The Company uses these interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Company converts floating rate assets into fixed rate assets. These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting. A portion of the amount included in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates. During the year ended December 31, 2010, The Company sold one of its rate swaps and received $868,000 as total proceeds from the sale, and recognized a $778,000 gain on the sale, which is included in the ineffective portion of the following table, once it no longer qualified as a hedge.

The balances of the derivative instruments on the consolidated financial statements as of December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
December 31, 2010
Interest rate swap—5 year cash flow	$20,000	$804	Other assets	11/26/2013	5.28%
Interest rate swap—4 year cash flow	10,000	209	Other assets	05/27/2013	4.54%

	$30,000	$1,013			5.03%

December 31, 2009
Interest rate swap—4 year cash flow	$30,000	$225	Other assets	11/26/2012	4.97%
Interest rate swap—5 year cash flow	20,000	39	Other assets	11/26/2013	5.28%
Interest rate swap—4 year cash flow	10,000	(146)	Other assts	05/27/2013	4.54%

	$60,000	$118			5.00%

The effects of the interest rate swaps on the Company’s income statement for the years ended December 31 are as follows:

Derivatives in cash flow hedging relationships (Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) Reclassified from accumulated OCI into income (effective portion)	Amount of Gain (Loss) Reclassified from accumulated OCI into income (realized portion)
	2010	2009	2008		2010	2009	2008
Interest rate swap—4 year cash flow	$91	$(498)	$649	Interest income	$243	$534	$38
Interest rate swap—5 year cash flow	1,124	(638)	630	Interest income	406	406	33
Interest rate swap—4 year cash flow	484	(146)	0	Interest income	129	79	0

	$1,699	($1,282)	$1,279		$778	$1,019	$71

(Dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Pretax Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		2010	2009	2008
Interest rate swap—4 year cash flow	Other income	$795	$72	$1
Interest rate swap—5 year cash flow	Other income	47	47	0
Interest rate swap—4 year cash flow	Other income	0	0	0

		$842	$119	$1

Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above. The estimated net amount of the existing gains at December 31, 2010 that is expected to be reclassified into interest income over the next twelve months is approximately $535,000.

NOTE 20.	FAIR VALUE DISCLOSURES

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

The Company had no fair value liabilities at December 31, 2010 or 2009. A summary of assets at December 31, 2010 and 2009, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2010
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$120,286	$0	$120,286
States and political subdivisions	0	97,148	0	97,148
GSE residential mortgage-backed securities	0	212,176	0	212,176

Total debt securities	0	429,610	0	429,610

Equity securities:
Diversified	267	0	0	267
Energy	60	0	0	60
Financial services	351	279	0	630
Industrials	208	0	0	208
Technology	147	0	0	147
Other	784	66	0	850

Total equity securities	1,817	345	0	2,162

Total securities	1,817	429,955	0	431,772

Interest rate swaps	$0	$1,013	$0	$1,013

December 31, 2009
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$119,416	$0	$119,416
States and political subdivisions	0	37,384	0	37,384
GSE residential mortgage-backed securities	0	37,873	0	37,873

Total debt securities	0	194,673	0	194,673

Equity securities:
Diversified	308	0	0	308
Energy	159	0	0	159
Financial services	127	230	0	357
Industrials	486	0	0	486
Other	215	55	0	270

Total equity securities	1,295	285	0	1,580

Total securities	$1,295	$194,958	$0	$196,253

Interest rate swaps	$0	$118	$0	$118

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $4,503,000 and $4,801,000 at December 31, 2010 and 2009.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were three other real estate owned properties with write-downs totaling $123,000 for the years ended December 31, 2010.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which as a lower of cost or market change is taken. For the year ended December 31, 2010, a $200,000 lower of cost or market charge was taken on the mortgage servicing right portfolio.

A summary of assets at December 31 measured at fair value on a nonrecurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2010
Impaired loans, net	$0	$0	$9,118	$9,118
Foreclosed real estate	0	0	259	259
Mortgage servicing rights	0	0	2,057	0

December 31, 2009
Impaired loans, net	0	0	10,702	10,702
Foreclosed real estate	0	1,065	0	1,065

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

In addition to those disclosed above, the following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and Due from Banks, Federal Funds Sold, Short-Term Investments and Interest Bearing Deposits with Banks

The carrying amounts of cash and due from banks, short-term investments and interest bearing deposits with banks and federal funds sold approximate their fair value.

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

Restricted Investment in Bank Stock

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

Long-Term Debt

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at December 31:

	2010		2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$10,400	$10,400	$13,940	$13,940
Federal funds sold	8,800	8,800	8,000	8,000
Short-term investments	2,728	2,728	6,388	6,388
Interest bearing deposits with banks	925	925	601	601
Restricted investments in bank stock	8,798	8,798	8,056	8,056
Securities available for sale	431,772	431,772	196,253	196,253
Loans held for sale	2,693		594
Loans	964,293		880,480
Allowance for loan losses	(16,020)		(11,067)

Net loans	950,966	937,928	870,007	858,975
Accrued interest receivable	5,715	5,715	4,605	4,605
Mortgage servicing rights	2,057	2,057	1,712	1,712
Interest rate swaps	1,013	1,013	118	118

Financial Liabilities
Deposits	$1,188,377	$1,192,028	$915,170	$918,763
Short-term borrowings	87,850	87,850	97,914	97,914
Long-term debt	65,178	66,397	64,858	65,382
Accrued interest payable	1,053	1,053	1,040	1,040

Off-balance sheet instruments	0	0	0	0

NOTE 21.	ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The following are the condensed balance sheets, statements of income and statements of cash flows for the parent company for the years ended December 31:

Balance Sheet
(Dollars in thousands)	2010	2009
Assets
Cash in Orrstown Bank	$2,734	$897
Securities available for sale	19,489	1,581
Investment in Orrstown Bank	137,742	108,232
Other assets	519	488

Total assets	$160,484	$111,198

Liabilities
Other liabilities	$0	$12
Short -term borrowings	0	300

Total liabilities	0	312

Shareholders’ Equity
Common stock	416	337
Additional paid-in capital	121,508	82,895
Retained earnings	38,680	28,857
Accumulated other comprehensive income (loss)	(88)	(501)
Treasury stock	(32)	(702)

Total shareholders’ equity	160,484	110,886

Total liabilities and shareholders’ equity	$160,484	$111,198

Statements of Income
(Dollars in thousands)	2010	2009	2008
Income
Dividends from bank subsidiary	$5,772	$5,155	$7,075
Other interest and dividend income	207	36	81
Other income	54	46	35
Gains (losses) on sale of securities	8	(4)	(27)

Total income	6,041	5,233	7,164

Expenses
Interest on borrowings	2	7	9
Stock based compensation	386	117	123
Security impairment expense	0	36	84
Other expenses	609	532	415

Total expenses	997	692	631

Income before income taxes and equity in undistributed income of subsidiaries	5,044	4,541	6,533
Income tax expense (benefit)	(135)	(139)	(173)

Income before equity in undistributed income of subsidiaries	5,179	4,680	6,706

Equity in undistributed income of bank subsidiary	11,402	8,693	6,397

Net income	$16,581	$13,373	$13,103

NOTE 21.	ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

Statements of Cash Flows
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$16,581	$13,373	$13,103
Adjustments to reconcile net income to cash provided by operating activities:
Gains (losses) on sale of investment securities	(8)	4	27
Equity in undistributed income of subsidiary	(11,402)	(8,693)	(6,397)
Security impairment losses	0	36	84
Stock based compensation	386	117	123
Net change in other liabilities	(12)	(21)	19
Other, net	(204)	266	(185)

Net cash provided by operating activities	5,341	5,082	6,774

Cash flows from investing activities:
Purchases of securities available for sale	(20,538)	(790)	(1,770)
Sales of securities available for sale	3,118	876	1,943
Investment in bank subsidiary	(18,000)	0	0

Net cash provided by (used in) investing activities	(35,420)	86	173

Cash flows from financing activities:
Repayment of short-term borrowings	(300)	(300)	(450)
Dividends paid	(6,758)	(5,636)	(5,588)
Proceeds from issuance of common stock	38,403	296	39
Payments to repurchase common stock	(221)	(71)	(1,376)
Net proceeds from issuance of treasury stock	792	1,330	383

Net cash provided by (used in) financing activities	31,916	(4,381)	(6,992)

Net increase in cash	1,837	787	(45)
Cash, beginning balance	897	110	155

Cash, ending balance	$2,734	$897	$110

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010 in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms. Management’s Report on internal control over financial reporting for December 31, 2010 is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A. The audit report of the registered public accounting firm on internal control over financial reporting is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

The Company had no other events that should have been disclosed on Form 8-K that were not already disclosed on such forms.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, and any person performing similar functions). The Company’s Code of Ethics for Senior Financial Officers is available on Orrstown Bank’s website at http://www.orrstown.com. Any amendments or waivers to the Company’s Code of Ethics for Senior Financial Officers will be posted to the website in a timely manner.

All other information required by Item 10, is incorporated, by reference, from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1—Election of Directors—Biographical Summaries of Nominees and Directors; Information About Executive Officers and Other Significant Employees; Section 16(a) Beneficial Ownership Reporting Compliance; and Proposal 1—Election of Directors—Nomination of Directors, and Board Structure, Committees and Meeting Attendance.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1—Election of Directors—Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	327,220	28.98	69,020
Equity compensation plan not approved by security holders(1)	36,076	25.56	27,351

Total	363,296	28.64	96,371

(1)

Non-Employee Director Stock Option Plan of 2000. On January 27, 2000, the Board of Directors of the Company approved the Orrstown Financial Services, Inc. Non-Employee Director Stock Option Plan of 2000. The Directors’ Option Plan is a formula plan under which options to purchase shares of the Company’s Common Stock are granted each year to directors in office on April 1. The number of options granted each year is based on the Company’s return on average equity for the most recent fiscal year. All options have a term of 10 years from the regular grant date, are fully exercisable from the regular grant date, and have an exercise price equal to the fair market value of the Company’s Common Stock as of the date of the grant of the option based upon criteria as outlined in the plan. If a director “retires”, whether as a result of reaching mandatory retirement age, or under any other circumstances the Board of Directors, in its discretion, may determine to constitute retirement, the options previously granted to the director will expire at their scheduled expiration date. If a director’s service as a director terminates for any other reason, the options previously granted to the director will expire six months after the date of termination of service unless scheduled to expire sooner.

All other information required by Item 12 is incorporated, by reference, from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Management.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1—Election of Directors—Director Independence, and Transactions with Directors and Management.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from Orrstown Financial Services, Inc.’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 5—Ratification of the Audit Committee’s selection of Smith Elliott Kearns & Company, LLC, as the Company’s Independent Registered Public Accounting Firm for 2011—Relationship with Independent Registered Public Accounting Firm.

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

(3)—Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2009.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed January 29, 2009.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

(i)	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1.

(ii)	By-laws as amended, incorporated by reference to Exhibit 3.2.

10.1(a)	Form of Change in Control Agreement for selected officers—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.1(b)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1(b) of the Registrant’s Form 10-K filed March 12, 2009.

10.2(a)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.2 (a) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(b)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Phillip E. Fague, incorporated by reference to Exhibit 10.2 (b) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(c)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Bradley S. Everly, incorporated by reference to Exhibit 10.2 (c) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(d)	Salary Continuation Agreement between Orrstown Bank and Jeffrey W. Embly, incorporated by reference to Exhibit 10.2 (d) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(e)	Salary Continuation Agreement between Orrstown Bank and Barb Brobst, incorporated by reference to Exhibit 10.2 (e) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(f)	Salary Continuation Agreement between Orrstown Bank and Benjamin S. Stoops, incorporated by reference to Exhibit 10.2 (f) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(g)	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr.—incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.3	Officer group term replacement plan for selected officers—incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 26, 2000

10.4(a)	Director Retirement Agreement, as amended, between Orrstown Bank and Anthony F. Ceddia, incorporated by reference to Exhibit 10.4(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(b)	Director Retirement Agreement, as amended, between Orrstown Bank and Jeffrey W. Coy, incorporated by reference to Exhibit 10.4(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(c)	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(d)	Director Retirement Agreement, as amended, between Orrstown Bank and Gregory A. Rosenberry, incorporated by reference to Exhibit 10.4(d) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(e)	Director Retirement Agreement, as amended, between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.4(e) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(f)	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(g)	Director Retirement Agreement, as amended, between Orrstown Bank and John S. Ward, incorporated by reference to Exhibit 10.4(g) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(h)	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.5	Revenue neutral retirement plan—incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.6	Non-employee director stock option plan of 2000—incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.7	Employee stock option plan of 2000—incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000

10.8	Description of Executive Incentive Plan incorporated by reference to the Registrant’s definitive schedule 14A proxy statement for the 2011 Annual Meeting.

10.9	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Kenneth R. Shoemaker—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.10	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K filed March 12, 2009.

10.11	Brick Plan—Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.12	Form of Executive Employment Agreement for selected officers—incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 22, 2010.

10.13(a)	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.13(b)	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits—The exhibits to this Form 10-K begin on page 98.

(c) Financial statement schedules—None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

	By	/S/ THOMAS R. QUINN, JR.
Dated: March 11, 2011		Thomas R. Quinn, Jr., President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS R. QUINN, JR Thomas R. Quinn, Jr	President and CEO (Principal Executive Officer) and Director	March 11, 2011

/S/ BRADLEY S. EVERLY Bradley S. Everly	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2011

/S/ DOUGLAS P. BARTON Douglas P. Barton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2011

/S/ JOEL R. ZULLINGER Joel R. Zullinger	Chairman of the Board and Director	March 11, 2011

/S/ JEFFREY W. COY Jeffrey W. Coy	Vice Chairman of the Board and Director	March 11, 2011

/S/ KENNETH R. SHOEMAKER Kenneth R. Shoemaker	Secretary	March 11, 2011

/S/ ANTHONY F. CEDDIA Dr. Anthony F. Ceddia	Director	March 11, 2011

/S/ MARK KELLER Mark Keller	Director	March 11, 2011

/S/ ANDREA PUGH Andrea Pugh	Director	March 11, 2011

/S/ GREGORY A. ROSENBERRY Gregory A. Rosenberry	Director	March 11, 2011

/S/ GLENN W. SNOKE Glenn W. Snoke	Director	March 11, 2011

/S/ JOHN S. WARD John S. Ward	Director	March 11, 2011