Form 10-K/A
period 2010-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2011-04-08
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

ORRSTOWN FINANCIAL SERVICES, INC.

FORM 10-K/A

Amendment No. 1

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the Commission on March 11, 2011 (the “Original Filing”).

Amendment No. 1 is being filed for the sole purpose of correcting in Exhibits 32.1 and 32.2, “Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” the period to which the Company’s Annual Report on Form 10-K referenced therein relates. No other changes have been made to the Original Filing and this amendment does not reflect events that have occurred subsequent to the Original Filing.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The exhibits listed on the Exhibit Index on pages 5 through 7 of this Amendment No. 1 on Form 10-K/A are filed with this Report or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s annual report on Form 10-K for the year ended December 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized.

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

	By	/S/ THOMAS R. QUINN, JR.
Dated: April 8, 2011		Thomas R. Quinn, Jr., President

Exhibit Index

Exhibit No.
3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2009.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed January 29, 2009.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

(i)	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1.

(ii)	By-laws as amended, incorporated by reference to Exhibit 3.2.

10.1(a)	Form of Change in Control Agreement for selected officers—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.1(b)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1(b) of the Registrant’s Form 10-K filed March 12, 2009.

10.2(a)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.2 (a) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(b)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Phillip E. Fague, incorporated by reference to Exhibit 10.2 (b) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(c)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Bradley S. Everly, incorporated by reference to Exhibit 10.2 (c) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(d)	Salary Continuation Agreement between Orrstown Bank and Jeffrey W. Embly, incorporated by reference to Exhibit 10.2 (d) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(e)	Salary Continuation Agreement between Orrstown Bank and Barb Brobst, incorporated by reference to Exhibit 10.2 (e) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(f)	Salary Continuation Agreement between Orrstown Bank and Benjamin S. Stoops, incorporated by reference to Exhibit 10.2 (f) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(g)	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr.—incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.3	Officer group term replacement plan for selected officers—incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 26, 2000.

10.4(a)	Director Retirement Agreement, as amended, between Orrstown Bank and Anthony F. Ceddia, incorporated by reference to Exhibit 10.4(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(b)	Director Retirement Agreement, as amended, between Orrstown Bank and Jeffrey W. Coy, incorporated by reference to Exhibit 10.4(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(c)	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(d)	Director Retirement Agreement, as amended, between Orrstown Bank and Gregory A. Rosenberry, incorporated by reference to Exhibit 10.4(d) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(e)	Director Retirement Agreement, as amended, between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.4(e) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(f)	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(g)	Director Retirement Agreement, as amended, between Orrstown Bank and John S. Ward, incorporated by reference to Exhibit 10.4(g) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(h)	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.5	Revenue neutral retirement plan—incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.6	Non-employee director stock option plan of 2000—incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.7	Employee stock option plan of 2000—incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.8	Description of Executive Incentive Plan incorporated by reference to the Registrant’s definitive schedule 14A proxy statement for the 2011 Annual Meeting.

10.9	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Kenneth R. Shoemaker—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.10	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K filed March 12, 2009.

10.11	Brick Plan—Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.12	Form of Executive Employment Agreement for selected officers—incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 22, 2010.

10.13(a)	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.13(b)	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant, incorporated by reference to Exhibit 21 to the Registrant’s Form 10-K filed March 11, 2011.

23.1	Consent of Independent Registered Public Accounting Firm, incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K filed March 11, 2011.

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer), incorporated by reference to Exhibit 31.1 to the Registrant’s Form 10-K filed March 11, 2011.

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer), incorporated by reference to Exhibit 31.2 to the Registrant’s Form 10-K filed March 11, 2011.

31.3	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer), filed herewith.

31.4	Rule 13a - 14(a)/15d-14(a) Certification (Chief Financial Officer), filed herewith.

32.1	Section 1350 Certifications (Chief Executive Officer), incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K filed March 11, 2011.

32.2	Section 1350 Certifications (Chief Financial Officer), incorporated by reference to Exhibit 32.2 to the Registrant’s Form 10-K filed March 11, 2011.

32.3	Section 1350 Certifications (Chief Executive Officer), filed herewith.

32.4	Section 1350 Certifications (Chief Financial Officer), filed herewith.

All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.