Form 10-Q
period 2011-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2011-05-10
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act).

YES ☐	NO ☒

As of May 5, 2011, 7,996,493 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Dollars in Thousands, Except per Share Data)	2011	2010
Assets
Cash and due from banks	$14,751	$10,400
Federal funds sold	21,500	8,800

Cash and cash equivalents	36,251	19,200

Short-term investments	2,746	2,728
Interest bearing deposits with banks	557	925
Member stock, at cost which approximates market value	8,515	8,798
Securities available for sale	395,792	431,772

Loans held for sale	3,807	2,693
Loans	984,967	964,293
Allowance for loan losses	(18,398)	(16,020)

Net loans	970,376	950,966

Premises and equipment, net	27,557	27,774
Cash surrender value of life insurance	22,946	22,649
Goodwill and intangible assets	20,646	20,698
Accrued interest receivable	5,849	5,715
Other assets	21,158	20,497

Total assets	$1,512,393	$1,511,722

Liabilities
Deposits:
Non-interest bearing	$116,418	$104,646
Interest bearing	1,090,955	1,083,731

Total deposits	1,207,373	1,188,377

Short-term borrowings	86,750	87,850
Long-term debt	45,068	65,178
Accrued interest and other liabilities	10,529	9,833

Total liabilities	1,349,720	1,351,238

Shareholder’s Equity
Preferred stock $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value - $0.05205 stated value per share; 50,000,000 shares authorized; 7,991,791 and 7,986,966 shares issued; 7,991,512 and 7,985,667 shares outstanding	416	416
Additional paid-in capital	121,579	121,508
Retained earnings	40,670	38,680
Accumulated other comprehensive income (loss)	15	(88)
Treasury stock - common, 279 and 1,299, at cost	(7)	(32)

Total shareholders’ equity	162,673	160,484

Total liabilities and shareholders’ equity	$1,512,393	$1,511,722

The Notes to Consolidated Financial Statements are an integral part of these statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in Thousands, Except per Share Data)	2011	2010
Interest and dividend income
Interest and fees on loans	$12,435	$11,839
Interest and dividends on investment securities
Taxable	2,095	1,546
Tax-exempt	771	368
Short term investments	24	30

Total interest and dividend income	15,325	13,783

Interest expense
Interest on deposits	2,525	2,680
Interest on short-term borrowings	123	164
Interest on long-term debt	289	442

Total interest expense	2,937	3,286

Net interest income	12,388	10,497
Provision for loan losses	3,195	1,420

Net interest income after provision for loan losses	9,193	9,077

Other income
Service charges on deposit accounts	1,485	1,439
Other service charges, commissions and fees	370	396
Trust department income	1,012	760
Brokerage income	404	373
Mortgage banking activities	696	361
Earnings on life insurance	330	162
Merchant processing fees	255	257
Other income	145	201
Investment securities gains	379	398

Total other income	5,076	4,347

Other expenses
Salaries and employee benefits	4,832	4,598
Occupancy and equipment	562	559
Furniture and equipment	681	601
Data processing	312	294
Telephone	176	172
Advertising and bank promotions	258	180
FDIC insurance	550	544
Professional services	322	293
Taxes other than income	205	133
Intangible asset amortization	52	65
Other operating expense	1,489	1,221

Total other expense	9,439	8,660

Income before income tax	4,830	4,764
Income tax expense	1,003	1,358

Net income	$3,827	$3,406

Per share information:
Basic earnings per share	$0.48	$0.52
Diluted earnings per share	0.48	0.52
Dividends per share	0.23	0.22

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Changes in Shareholder’s Equity (Unaudited)

	Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2010	$337	$82,895	$28,857	($501)	($702)	$110,886

Comprehensive income

Net income	0	0	3,406	0	0	3,406

Net unrealized securities gains	0	0	0	681	0	681

Net unrealized gains on derivatives	0	0	0	404	0	404

Comprehensive income						4,491

Cash dividends ($0.22 per share)	0	0	(1,417)	0	0	(1,417)

Issuance of treasury stock (18,324 shares)	0	11	0	0	461	472

Proceeds from issuance of common stock (1,481,481 shares)	77	37,473	0	0	0	37,550

Balance, March 31, 2010	$414	$120,379	$30,846	$584	($241)	$151,982

Balance, January 1, 2011	$416	$121,508	$38,680	($88)	($32)	$160,484

Comprehensive income

Net income	0	0	3,827	0	0	3,827

Net unrealized securities gains	0	0	0	355	0	355

Net unrealized losses on derivatives	0	0	0	(252)	0	(252)

Comprehensive income						3,930

Cash dividends ($0.23 per share)	0	0	(1,837)	0	0	(1,837)

Issuance of stock:

Stock-based compensation plans (4,825 shares)	0	79	0	0	0	79

Issuance of treasury stock (1,020 shares)	0	(8)	0	0	25	17

Balance, March 31, 2011	$416	$121,579	$40,670	$15	($7)	$162,673

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in Thousands, Except per Share Data)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,827	$3,406
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of premiums (discounts) on securities available for sale	1,633	432
Depreciation and amortization	775	666
Provision for loan losses	3,195	1,420
Net change in loans held for sale	(1,114)	(38)
Net (gain) loss on disposal of other real estate owned	18	(8)
Net (gain) on disposal of bank premises and equipment	0	(119)
Investment securities (gains) losses	(379)	(398)
Earnings on cash surrender value of life insurance	(297)	(150)
Increase in accrued interest receivable	(134)	(109)
Increase in accrued interest payable	63	41
Other, net	(906)	(209)

Net cash provided by operating activities	6,681	4,934

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks and short term investments	350	(55)
Sales of available for sale securities	27,658	51,968
Maturities, repayments and calls of available for sale securities	14,879	7,738
Purchases of available for sale securities	(7,335)	(115,566)
Net redemption of FHLB & FRB Stock	283	-
Net (increase) in loans	(21,441)	(17,631)
Investment in limited partnerships	(55)	(823)
Purchases of bank premises and equipment	(302)	(143)
Proceeds from disposal of other real estate owned	180	199
Proceeds from disposal of bank premises and equipment	0	373
Proceeds from sale of rate swap	118	0

Net cash provided (used) by investing activities	14,335	(73,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,986	82,505
Net increase (decrease) in short term purchased funds	(1,100)	12,299
Payments on long-term debt	(20,110)	(17,374)
Dividends paid	(1,837)	(1,417)
Proceeds from issuance of common stock	79	37,550
Net proceeds from issuance of treasury stock	17	472

Net cash provided (used) by financing activities	(3,965)	114,035

Net increase in cash and cash equivalents	17,051	45,029
Cash and cash equivalents at beginning of period	19,200	21,940

Cash and cash equivalents at end of period	36,251	$66,969

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,874	$3,327
Income taxes	2,200	2,000

Supplemental schedule of noncash investing and financing activities
Other real estate acquired in settlement of loans	69	-

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements

March 31, 2011

NOTE 1. SUMMARY OF CONSOLIDATED SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Orrstown Financial Services, Inc. (the Company) is a financial holding company whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the Bank). The Company operates through its office in Shippensburg, Pennsylvania. Orrstown Bank provides services through its network of offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. Orrstown Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. Orrstown Bank has twenty-one branches located in Shippensburg (2), Carlisle (5), Spring Run, Orrstown, Chambersburg (3), Mechanicsburg (2), Camp Hill, Greencastle, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland. The Company and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Basis of Presentation - The unaudited financial statements of Orrstown Financial Services, Inc. (the Company) and its subsidiary are presented for the three months ended March 31, 2011 and 2010 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2010 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2010.

All significant intercompany transactions and accounts have been eliminated. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Subsequent Events - Generally accepted accounting principles establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after March 31, 2011, through the date these financial statements were filed with the Commission.

Concentration of Credit Risk - The Company grants agribusiness, commercial, residential and consumer loans to customers in its market area. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for construction contractors, residential and non-residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.

The types of securities the Company invests in are included in Note 2, and the type of lending the Company engages in are included in Note 3.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold and all of which have original maturities of 90 days or less.

Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at lower of aggregate cost or fair value (LOCM). Gains and losses on loans sales (sales proceeds minus carrying value) are recorded in non-interest income.

Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of the periods presented, the Company has no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company follows accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10). This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

The Company had no debt securities it deemed to be other than temporarily impaired for the periods presented.

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

Loans - The Company grants commercial, mortgage, and consumer loans to its customers located principally in south-central Pennsylvania and northern Maryland. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

For all classes of loans, the accrual of interest income on loans, including impaired loans, ceases when principal or interest is past due 90 days or more or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is reversed and charged against current interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, has performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contractual terms of the loan for all loan classes.

Loans the terms of which are modified are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date or a temporary reduction in interest rates. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

See Note 3, “Loans Receivable and Allowance for Loan Losses,” for additional details.

Stock Compensation Plans - The Company has stock option plans for its employees and non-employee directors. Stock compensation accounting guidance (FASB ASC 718, Compensation - Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock options, using a Black-Scholes model. Compensation cost for all stock awards are calculated and recognized over the employees’ service period, generally defined as the vesting period.

Earnings Per Share - Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options. Treasury shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit on debt securities and unrealized gains and losses on cash flow hedges.

Derivative Instruments - Generally accepted accounting principles require that all derivatives be recognized in the Consolidated Financial Statements at their fair values. On the dates that derivative contracts are entered into, the Company designates derivatives as (a) hedges of fair values of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedges); (b) hedges of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedges) or (c) instruments that are held for trading or non-hedging purposes (trading or economic-hedging instruments). For a derivative treated as a fair-value hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item. The ineffective portion of the fair-value hedge is recognized in current period earnings. Upon termination of a fair-value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a trading or economic hedging instrument, changes in fair value are reported in current period earnings. Fair values are determined based upon quoted market prices and mathematical models using current and historical data.

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

The Company follows generally accepted accounting principles, regarding disclosures about derivative instruments and hedging activities, which includes disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

Segment Reporting - The Company only operates in one significant segment – Community Banking. The Company’s non-banking activities are insignificant to the consolidated financial statements.

Reclassifications - Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance significantly expanded the existing requirements leading to greater transparency into the company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period was effective for annual reporting periods ending on or after December 15, 2010 and has been presented in Note 3 to the Consolidated Financial Statements. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures was required to be adopted for periods beginning on or after December 15, 2010, and are also incorporated in Note 3.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of ASU 2010-28 guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for the purpose of recording an impairment charge and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-2, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-2 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption ASU 2011-2 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2. SECURITIES AVAILABLE FOR SALE

At March 31, 2011 and December 31, 2010, the investment securities portfolio was comprised exclusively of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at March 31, 2011 and December 31, 2010 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$97,641	$572	$1,999	$96,214
States and political subdivisions	100,746	987	967	100,766
GSE residential mortgage-backed securities	195,368	1,240	472	196,136

Total debt securities	393,755	2,799	3,438	393,116
Equity securities	2,544	168	36	2,676

Totals	$396,299	$2,967	$3,474	$395,792

(Dollars in thousands)
December 31, 2010
U.S. Government Sponsored Enterprises (GSE)	$120,318	$1,491	$1,523	$120,286
States and political subdivisions	98,133	566	1,551	97,148
GSE residential mortgage-backed securities	212,260	960	1,044	212,176

Total debt securities	430,711	3,017	4,118	429,610
Equity securities	2,114	93	45	2,162

Totals	$432,825	$3,110	$4,163	$431,772

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
GSE’s	$52,836	$1,999	$0	$0	$52,836	$1,999
States and political subdivisions	43,286	732	1,047	235	44,333	967
GSE residential mortgage- backed securities	75,578	472	0	0	75,578	472

Total debt securities	171,700	3,203	1,047	235	172,747	3,438
Equity securities	606	33	38	3	644	36

Total temporarily impaired securities	$172,306	$3,236	$1,085	$238	$173,391	$3,474

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
GSE’s	$44,737	$1,523	$0	$0	$44,737	$1,523
States and political subdivisions	61,718	1,303	1,026	248	62,744	1,551
GSE residential mortgage- backed securities	124,685	1,044	0	0	124,685	1,044

Total debt securities	231,140	3,870	1,026	248	232,166	4,118
Equity securities	312	12	312	33	624	45

Total temporarily impaired securities	$231,452	$3,882	$1,338	$281	$232,790	$4,163

The Company has 94 securities and 126 securities at March 31, 2011 and December 31, 2010 in which the amortized cost exceeds their values, as discussed below.

U.S. Government Sponsored Enterprises (GSE). 44 GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, all of which are in the less than 12 months at March 31, 2011. At December 31, 2010, the Company had 50 GSE with unrealized losses, all of which were category less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011 or at December 31, 2010.

State and Political Subdivisions. 39 state and political subdivision securities have amortized cost which exceeds their fair value, including 3 of which have been for greater than 12 months at March 31, 2011. At December 31, 2010, 63 state and political subdivisions had unrealized losses, 3 of which were greater than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. All but two state and political subdivision securities in which the amortized cost exceeds fair value have investment grade ratings. The two without investment grade ratings have had an unrealized loss for greater than 12 months, and the unrealized loss is less than 0.50% of carrying value. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. One security which has had an unrealized loss for over 24 months at March 31, 2011 is a California issue that is carrying a low market value due to it being a zero coupon bond, which is hindered by the state’s economic issues, and not the underlying credit worthiness of the issuer. This security carries an investment grade rating. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Equity Securities. 11 equity securities have cost which exceeds their fair value, including 3 of which have been greater than 12 month at March 31, 2011. At December 31, 2010, 13 equity securities had unrealized losses, of which 7 had unrealized losses for greater than 12 months. These securities are among various industries, including financial, industrial, consumer, energy, health care and a large cap fund, In considering whether the equity securities are other-than-temporarily impaired, management reviews the severity and duration of decline in fair value, research reports, analysts recommendations, credit rating changes, news stories and other relevant information. Management believes the equity securities are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time. None of the individual unrealized losses exceed $10,000 at March 31, 2011. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Company recorded no other than temporary impairment expense on equity securities for the quarters ended March 31, 2011 and December 31, 2010.

The amortized cost and fair values of securities available for sale at March 31, 2011 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$9,812	$9,836
Due after one year through five years	20,585	20,711
Due after five years through ten years	92,117	90,982
Due after ten years	75,873	75,451
GSE residential mortgage-backed securities	195,368	196,136

Total debt securities	393,755	393,116
Equity securities	2,544	2,676

	$396,299	$395,792

Proceeds from sales of securities available for sale for the quarters ended March 31, 2011 and 2010 were $27,658,000 and $51,968,000. Gross gains on the sales of securities were $421,000 and $695,000 for the quarters ended March 31, 2011 and 2010. Gross losses on securities available for sale were $42,000 and $297,000.

Securities with a fair value of $280,805,000 and $271,689,000 at March 31, 2011 and December 31, 2010 were pledged to secure public funds and for other purposes as required or permitted by law.

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

The risks associated with lending activities differ among the various loan classes, and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans, and impact the associated collateral.

The Company has various types of commercial real estate which have differing levels of credit risk associated with them. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrowers business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy. In order to minimize this credit risk, the Company has conservative underwriting standards which include the credit worthiness of the borrower, limitation on loan amounts to 75% of the value of the property securing the loan, and strong debt service coverage ratios.

Non-owner occupied and multi-family commercial real estate loans present a different credit risk to the Company than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirement and operating expenses. Lower occupancy or lease rates may result in reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally follows the same underwriting standards as with owner-occupied commercial real estate, but recognizes the greater risk inherent in these credit relationships in its loan pricing.

Acquisition and development loans consist of 1-4 family residential construction and commercial and land development loans. The risk of loss on these loans is largely dependent on the Company’s ability to assess the property’s value at the completion of the project, which should exceed the property’s construction costs. During the construction phase, a number of factors could potentially negatively impact the collateral value, including cost overruns, delays in completing the project, competition, and real estate market conditions which may change based on the supply of similar properties in the area. In the event the collateral value at the completion of the project is not sufficient to cover the outstanding loan balance, the Company must rely upon other repayment sources, including the guarantors of the project or other collateral securing the loan. The Company attempts to mitigate credit risk through strict underwriting standards including evaluation of the credit worthiness of the borrower and their success in other projects, aggressive release fees, loan-to-value ratios not to exceed 75%, and continual monitoring of the project during its construction phase to determine the impact that overruns and delays may have on the project.

Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a majority of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through strict underwriting standards, including evaluating the credit worthiness of the borrower and to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are common. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.

The Company originates loans to its retail customers, including fixed-rate and adjustable first lien mortgage loans with the underlying 1-4 family owner-occupied residential property securing the credit. The Company’s risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards which limits the loan-to-value ratio to generally no more than 80%, unless the borrower obtains private mortgage insurance.

Home equity loans, including term loans and lines of credit, present a slightly higher risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner occupied residential property, but can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The credit worthiness of the borrower is considered including credit scores and debt-to-income ratios, which generally cannot exceed 38%.

Installment and other loans’ credit risk are mitigated through conservative underwriting standards, including the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, they present a greater risk to the Company than 1-4 family residential loans.

The loan portfolio, excluding residential loans held for sale, broken out by classes as of March 31, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial real estate:
Owner-occupied	$181,468	$172,000
Non-owner occupied	133,338	143,372
Multi-family	27,860	24,649
Acquisition and development:
1-4 family residential construction	15,546	29,297
Commercial and land development	95,528	88,105
Commercial and industrial	285,277	263,943
Residential mortgage:
First lien	123,158	119,450
Home equity - term	40,008	40,818
Home equity - Lines of credit	71,476	71,547
Installment and other loans	11,308	11,112

	$984,967	$964,293

In order to monitor ongoing risk associated with its loan portfolio and specific credits within the segments, management uses an eight point internal grading system. The first four rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or criticized rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including substandard, doubtful or loss. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard” loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss”, there is little prospect of collecting the loan’s principal or interest and it is generally written off.

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

The Loan Review department performs annual reviews of all commercial relationships with a committed loan balance in excess of $750,000, with ratification of the rating from the Board of Directors’ Credit Administration Committee for loans between $750,000 - $1,000,000. Loans reviewed in excess of $1,000,000 are presented to the Credit Administration Committee with a formal review and rating. All relationships rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, including reaffirmation of the rating, review of detailed collateral analysis and the development of an action plan.

The following summarizes the Bank’s ratings based on its internal risk rating system as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	Pass	Special Mention	Non- Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2011:
Commercial real estate:

Owner-occupied	$163,446	$6,769	$10,101	$466	$686	$181,468

Non-owner occupied	110,105	7,985	14,149	1,099	0	133,338

Multi-family	20,955	535	6,370	0	-	27,860

Acquisition and development:

1-4 family residential construction	14,671	600	275	0	0	15,546
Commercial and land development	71,878	7,532	16,118	0	0	95,528
Commercial and industrial	220,138	27,643	26,660	9,827	1,009	285,277

Residential mortgage:

First lien	120,673	0	2,018	467	0	123,158

Home equity - term	39,214	0	84	710	0	40,008

Home equity - Lines of credit	71,152	0	324	0	0	71,476

Installment and other loans	11,255	0	53	0	0	11,308

	$843,487	$51,064	$76,152	$12,569	$1,695	$984,967

December 31, 2010:

Commercial real estate:

Owner-occupied	$162,968	$2,035	$6,311	0	$686	$172,000

Non-owner occupied	120,633	4,274	15,495	2,970	0	143,372

Multi-family	20,030	676	3,853	0	90	24,649
Acquisition and development:

1-4 family residential construction	24,199	2,297	2,801	0	0	29,297

Commercial and land development	79,391	2,487	6,134	93	0	88,105

Commercial and industrial	221,111	17,062	14,992	9,770	1,008	263,943

Residential mortgage:

First lien	117,607	0	1,373	470	0	119,450

Home equity - term	39,279	0	828	711	0	40,818

Home equity - Lines of credit	71,364	0	183	0	0	71,547

Installment and other loans	11,062	0	50	0	0	11,112

	$867,644	$28,831	$52,020	$14,014	$1,784	$964,293

Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are assigned a ‘Substandard’ rating. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Nonaccrual loans in the commercial and commercial real estate portfolios are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values will be incorporated into the impairment analysis as of the next reporting period. In the event an updated appraisal that requires a higher impairment reserve is received after a reporting period, but prior to the issuance of the financial statements, an evaluation is made as to the significance of the difference and whether the amounts need to be reflected in the financial statements not yet issued.

Loan charge-offs, which may include, from time-to-time, a partial charge-off, are taken on an impaired loan that is collateral dependent if the loan’s carrying balance exceeds its collateral’s appraised value, the loan has been identified as uncollectible, and it is deemed to be a confirmed loss. Typically, impaired loans with a charge-off or partial charge-off will continue to be considered impaired, unless the note is split into two, and management expects the performing note to continue to perform and is adequately secured. The second, or non-performing note, would be charged-off. As of the periods presented, the Company has no loans to borrowers that resulted from splitting impaired loans into multiple notes. Further, an impaired loan with a partial charge-off may continue to have an impairment reserve on it after the partial charge-off, if factors warrant.

As of March 31, 2011 and December 31, 2010, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

At the time a real-estate secured loan is deemed impaired, management determines whether an updated certified appraisal of the real estate is necessary to assist in determining the extent of an impairment reserve, if any. The decision for requiring an updated appraisal takes into consideration the age of the most recent appraisal, the loan-to-value ratio based on the original certified appraisal, the Company’s recent experience and knowledge of market conditions, recent list prices or broker opinions, the condition of the property, and environmental factors. If market conditions have changed significantly from the date of the most recent appraisal, an updated appraisal will be obtained. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

As of March 31, 2011, approximately 91% of impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the properties’ fair value.

In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

•

Original appraisal - if the original appraisal provides a strong loan-to-value (generally 80% or lower) and, after consideration of market conditions and knowledge of the property and area, it is determined by the loan review staff that there has not been a significant deterioration in the collateral value, the original certified appraised value will be used. Discounts as deemed appropriate for selling costs are factored into the appraised value in arriving at fair value.

•

Discounted cash flows - In limited cases, discounted cash flows may be used on projects in which the collateral is liquidated to reduce the borrowings outstanding, and is used to validate collateral values derived from other approaches.

Collateral on certain impaired loans is not limited to real estate, and consists of accounts receivable, inventory, equipment or other business assets. Estimated fair values are determined based on borrowers’ financial statements, inventory ledgers, accounts receivable agings or appraisals from individuals with knowledge in the business. Stated balances are generally discounted for the age of the financial information or the quality of the assets. In determining fair value, liquidation discounts are applied to this collateral based on existing loan evaluation policies.

In the fourth quarter of 2010, the Company began to distinguish Substandard loans on both an impaired and non-impaired basis, as it placed less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. “Substandard” classification does not automatically meet the definition of “impaired”. A substandard credit is one that is inadequately protected by current sound worth, paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard. As a result, the Company revised its methodology in its evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “substandard” collectively for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “substandard”, they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Approximately $53,201,000 of loans that were in previous years evaluated individually for impairment were collectively evaluated for impairment at December 31, 2010, resulting in an additional allowance for loan losses allocation of $3,710,000.

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2011 and December 31, 2010:

	Impaired Loans with a Specific Allowance				Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Interest income Recognized on Cash Basis	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Interest income Recognized on Cash Basis
March 31, 2011
Commercial real estate:
Owner- occupied	$1,153	$1,153	$196	$1	$-	$-	$0
Non-owner occupied	1,099	1,101	548	-	-	-	-
Multi-family	-	-	-	-	-	-	-
Commercial and industrial	9,715	10,306	3,522	0	968	968	1
Residential mortgage:
First lien	467	467	4	4	0	0	0
Home equity - term	710	710	5	8	0	0	0

	$13,144	$13,737	$4,275	$13	$968	$968	$1

December 31, 2010
Commercial real estate:
Owner-occupied	$686	$687	$181	$0	$0	$0	$0
Non-owner occupied	2,064	2,065	980	0	0	0	0
Multi-family	90	90	90	0	0	0	0
Commercial and industrial	9,600	10,191	3,232	-	1,118	1,118	6
Residential mortgage:
First lien	470	470	12	32	0	0	0
Home equity - term	711	711	8	44	0	0	0

	$13,621	$14,214	$4,503	$76	$1,118	$1,118	$6

The following summarizes the average recorded investment in impaired loans recognized for the three months ended March 31, 2011:

(Dollars in thousands)
Commercial real estate:
Owner-occupied	$920
Non-owner occupied	1,582
Multi-family	45
Commercial and industrial	10,701
Residential mortgage:
First lien	469
Home equity - term	711

Total	$14,428

The following presents impaired loans that are troubled debt restructurings, as well as the number of loans modified during the three and twelve month periods, as of March 31, 2011 and December 31, 2010.

			New Troubled Debt Restructurings
	Troubled Debt Restructurings		During Current YTD Period
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
March 31, 2011
Accruing:
Residential mortgage:

First lien	1	$467	-	$-

Home equity - term	1	710	-	-

	2	$1,177	-	$-

December 31, 2010
Accruing:
Residential mortgage:

First lien	1	$470	1	$470

Home equity - term	1	711	1	711

	2	$1,181	2	$1,181

The loans presented above were considered troubled debt restructurings as the result of the Company agreeing to a temporary reduction in interest rates for periods not exceeding 12 months in order to assist the borrowers to improve cash flows during such periods. To date, the only concessions the Company has made to borrowers in the form of troubled debt restructurings are reduced interest rates. No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2011 and December 31, 2010:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2011:
Commercial real estate:
Owner-occupied	$178,910	$1,331	$74	$-	$1,405	$1,153	$181,468
Non-owner occupied	130,844	1,395	-	-	1,395	1,099	133,338
Multi-family	27,663	197	-	-	197	-	27,860
Acquisition and development:
1-4 family residential construction	15,503	43	-	-	43	-	15,546
Commercial and land development	89,688	542	4,568	637	5,747	93	95,528
Commercial and industrial	270,346	3,276	132	928	4,336	10,595	285,277
Residential mortgage:
First lien	119,026	2,006	146	1,842	3,994	138	123,158
Home equity - term	39,561	186	85	151	422	25	40,008
Home equity - Lines of credit	71,213	134	-	129	263	-	71,476
Installment and other loans	11,148	147	10	-	157	3	11,308

	$953,902	$9,257	$5,015	$3,687	$17,959	$13,106	$984,967

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2010:
Commercial real estate:
Owner-occupied	$169,030	$986	$832	$466	$2,284	$686	$172,000
Non-owner occupied	141,095	213	-	-	213	2,064	143,372
Multi-family	24,559	-	-	-	-	90	24,649
Acquisition and development:
1-4 family residential construction	29,297	-	-	-	-	-	29,297
Commercial and land development	87,995	1	16	-	17	93	88,105
Commercial and industrial	252,144	287	466	420	1,174	10,625	263,943
Residential mortgage:
First lien	116,182	1,359	535	1,095	2,989	279	119,450
Home equity - term	40,503	161	62	75	298	17	40,818
Home equity - Lines of credit	71,215	60	89	142	291	41	71,547
Installment and other loans	10,793	251	17	50	318	1	11,112

	$942,813	$3,318	$2,017	$2,248	$7,584	$13,896	$964,293

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

For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. As of December 31, 2010, the historical loss factor was based on average charge-offs for the last 8 quarters (e.g. January 1, 2009 – December 31, 2010), whereas prior to December 31, 2010, the historical loss factor was based on an equally weighted rolling 12 quarters. Effective December 31, 2010, for loans rated special mention and substandard not deemed impaired, a weighted average rolling 8 quarters average charge-off percentage on the related graded loan type, with a two-third weight to the most recent four quarters, and a one-third weight for the furthest four quarters was utilized. For non-rated loans evaluated collectively for impairment, the charge-off factor for the last 8 quarters is factored into the reserve allocation. The refinement to the methodology was made as management determined that the most recent eight quarters, and in particular, the most recent four quarters for rated loans, is a better reflection of the losses inherent in the loan portfolio at December 31, 2010. Additional reserve allocations of approximately $730,000 resulted due to the change to the most recent 8 quarter history, which management believes is a better reflection of losses inherent in the portfolio based on recent loss history. In making this determination, management considered current economic and real estate conditions, trends in historical charge-off percentages at the Company as well as peers, and feedback from regulators.

In addition to the quantitative analysis, additional reserves are allocated on loans collectively evaluated for impairment based on additional qualitative factors. The qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which range from 0 – 10 bp per factor, include:

National and local economic trends (five factors) – Ratios and factors considered include trends in the consumer price index (CPI); unemployment rates; housing price index; housing starts compared to the prior year; and bankruptcy rates.

Credit quality trends (four factors) – Ratios and factors considered include trends in delinquency ratios; 90 days plus and nonaccrual loans; average net loan losses to loans outstanding; and classified loans to total loans.

Underwriting policies (three factors) – Factors considered including the number of exceptions to loan policy; supervisory loan to value exceptions; and the instances of repeat criticisms of ratings.

Experience, ability and depth of lending and loan review staff (four factors) – Factors considered include the years experience of the lending and loan review staff; turnover of the staff; instances of loan grade migration; and the penetration of loans reviewed.

Other (two factors) – Other factors considered include concentrations of credit from loan type or shifts in industry or geographic region.

Activity in the allowance for loan losses for three months ended March 31, 2011 is as follows:

	Commercial	Acquisition and	Commercial and	Residential	Installment
(Dollars in thousands)	Real Estate	Development	Industrial	Mortgage	and Other	Unallocated	Total
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	272	1,478	1,461	(90)	(13)	87	3,195
Charge-offs	(712)	-	(44)	(61)	(7)	-	(824)
Recoveries	-	-	-	-	7	-	7

Balance, end of period	$4,884	$3,245	$8,212	$1,712	$93	$252	$18,398

Activity in the allowance for loan losses for the three months ended March 31, 2010 is as follows:

(Dollars in thousands)
Balance, beginning of period	$11,067
Provision for loan losses	1,420
Chargeoffs	(485)
Recoveries	18

Balance, end of period	$12,020

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at March 31, 2011 and December 31, 2010:

	Commercial	Acquisition and	Commercial and	Residential	Installment
(Dollars in thousands)	Real Estate	Development	Industrial	Mortgage	and Other	Unallocated	Total
March 31, 2011
Loans allocated by:
Individually evaluated for impairment	$2,252	$-	$10,683	$1,177	$-	$-	$14,112
Collectively evaluated for impairment	340,414	111,074	274,594	233,465	11,308	-	970,855

	$342,666	$111,074	$285,277	$234,642	$11,308	$-	$984,967

Allowance for loan losses allocated by:
Individually evaluated for impairment	$744	$-	$3,522	$9	$-	$-	$4,275
Collectively evaluated for impairment	4,140	3,245	4,690	1,703	93	252	14,123

	$4,884	$3,245	$8,212	$1,712	$93	$252	$18,398

December 31, 2010

Loans allocated by:
Individually evaluated for impairment	$2,840	$-	$10,718	$1,181	$-	$-	$14,739
Collectively evaluated for impairment	337,181	117,402	253,225	230,634	11,112	-	949,554

	$340,021	$117,402	$263,943	$231,815	$11,112	$-	$964,293

Allowance for loan losses allocated by:
Individually evaluated for impairment	$1,251	$-	$3,232	$20	$-	$-	$4,503
Collectively evaluated for impairment	4,073	1,767	3,563	1,843	106	165	11,517

	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

NOTE 4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

The Company entered into three (3) rate swap agreements - two on November 24, 2008, and one on May 22, 2009 related to fixed rate loans. The Company uses these interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Company converts floating rate assets into fixed rate assets. These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting. A portion of the amount included in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates. During the three months ended March 31, 2011, the Company sold one of its rate swaps and recognized a $118,000 gain on the sale, which is included in the ineffective portion of the following table, once it no longer qualified as a hedge.

The balances of the derivative instruments on the consolidated financial statements as of March 31, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
March 31, 2011:
Interest rate swap - 5 year cash flow	$20,000	$638	Other assets	11/26/2013	5.28%

December 31, 2010:
Interest rate swap - 5 year cash flow	$20,000	$804	Other assets	11/26/2013	5.28%
Interest rate swap - 4 year cash flow	10,000	209	Other assets	05/27/2013	4.54%

	$30,000	$1,013			5.03%

The effects of the interest rate swaps on the Company’s income statement for the quarters ended March 31, 2011 and 2010 are as follows:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (realized portion)
(Dollars in thousands)	2011	2010		2011	2010
Interest rate swap - 4 year cash flow	$-	$254	Interest income	$-	$118

Interest rate swap - 5 year cash flow	(179)	246	Interest income	101	93

Interest rate swap - 4 year cash flow	(92)	120	Interest income	32	29

	$(271)	620		$133	240

Derivatives in cash flow hedging relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(Dollars in thousands)		2011	2010
Interest rate swap - 4 year cash flow	Other income	$-	$17
Interest rate swap - 5 year cash flow	Other income	13	11
Interest rate swap - 4 year cash flow	Other income	118	0

		$131	$28

Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above. The estimated net amount of the existing gains at March 31, 2011 that is expected to be reclassified into interest income over the next twelve months is approximately $400,000.

NOTE 5.   SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

On February 9, 2010, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission that provided the Company the ability to raise capital, from time to time, up to an aggregate of $80,000,000, through the sale of stock, preferred stock, debt securities, warrants and other securities. The Company completed a public stock offering of 1,481,481 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $40,000,000 during the first quarter of 2010. Net proceeds after underwriting commissions and expenses were $37,585,000. The Company believes that with this additional capital, it positions itself well to weather the economy and take advantage of future opportunities that may arise. The Company has no current plans to issue additional shares of common stock.

NOTE 6.   EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2011 and March 2010 were as follows:

(Dollars In Thousands, except per share data)	March 31, 2011	March 31, 2010
Net income	$3,827	$3,406

Weighted average shares outstanding (basic)	7,988	6,498
Impact of common stock equivalents	38	48

Weighted average shares outstanding (diluted)	8,026	6,546

Per share information:
Basic earnings per share	$0.48	$0.52
Diluted earnings per share	0.48	0.52

Stock options for 206,108 and 143,822 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2011 and 2010, as their exercise would have been antidilutive, and the exercise price exceeded the average market value.

NOTE 7.   COMPREHENSIVE INCOME

The Company’s other comprehensive income (loss) items are limited to unrealized gains (losses) on securities available for sale and unrealized gains (losses) on derivatives used for cash flow hedges. The components of other comprehensive income (loss) for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Unrealized holding gains (losses) on securities available for sale arising during the period	$925	$1,446
Reclassification adjustment for (gains) losses realized in net income	(379)	(398)

Net unrealized gains (losses)	546	1,048
Tax effect	(191)	(367)

	355	681

Unrealized holding gains (losses) in fair value of derivatives used for cash flow hedges	(270)	621
Reclassification adjustment for (gains) realized in net income	(118)	0

Net unrealized gains (losses)	(388)	621
Tax effect	136	(217)

	(252)	404

Total other comprehensive income, net of tax and reclassification adjustments	$103	$1,085

The components of accumulated other comprehensive income, net of taxes, are as follows:

	March 31, 2011	December 31, 2010
Unrealized gains (losses) on securities available for sale	$(330)	$(685)

Unrealized gains (losses) on derivatives used for cash flow hedges	345	597

	$15	$(88)

NOTE 8.   OTHER COMMITMENTS

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. At March 31, 2011 and December 31, 2010, $28,599,000 and $29,558,000 of performance standby letters of credit have been issued. The Company does not anticipate any losses as a result of these transactions.

NOTE 9.   FAIR VALUE DISCLOSURES

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

The three levels are defined as follows: Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market for the asset or liability, for substantially the full term of the financial instrument. Level 3-the valuation methodology is derived from model-based techniques in which at least one significant input is unobservable to the fair value measurement and based on the Company’s own assumptions about market participants’ assumptions.

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

The Company had no fair value liabilities at March 31, 2011 or December 31, 2010. A summary of assets at March 31, 2011 and December 31, 2010, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2011
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$96,214	$0	$96,214
States and political subdivisions	0	100,766	0	100,766
GSE residential mortgage-backed securities	0	196,136	0	196,136

Total debt securities	0	393,116	0	393,116

Equity securities:
Diversified	233	0	0	233
Energy	150	0	0	150
Financial services	280	70	0	350
Industrials	128	0	0	128
Technology	379	0	0	379
Other	1,436	0	0	1,455

Total equity securities	2,606	70	0	2,676

Total securities	2,606	393,186	0	395,792

Interest rate swaps	$0	$ 638	$0	$638

December 31, 2010
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$120,286	$0	$120,286
States and political subdivisions	0	97,148	0	97,148
GSE residential mortgage-backed securities	0	212,176	0	212,176

Total debt securities	0	429,610	0	429,610

Equity securities:
Diversified	267	0	0	267
Energy	60	0	0	60
Financial services	351	279	0	630
Industrials	208	0	0	208
Technology	147	0	0	147
Other	784	66	0	850

Total equity securities	1,817	345	0	2,162

Total securities	1,817	429,955	0	431,772

Interest rate swaps	$0	$1,013	$0	$1,013

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States. Adjustments to the fair value of these assets usually result from the application of lower-of-cost or fair value accounting or write-down of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is older than two years, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $4,275,000 and $4,503,000 at March 31, 2011 and December 31, 2010, respectively.

Foreclosed Real Estate Owned

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were 8 other real estate owned properties with write-downs totaling $64,000 for the quarter ended March 31, 2011.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case a lower of cost or market (LOCM) charge is taken. In the fourth quarter of 2010, a $200,000 lower of cost or market charge was taken on the mortgage servicing right portfolio. Due to increases in mortgage servicing rights values, this LOCM reserve was reversed in the first quarter of 2011.

A summary of assets at March 31, 2011 and December 31, 2010 measured at fair value on a nonrecurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2011
Impaired loans, net	$0	$0	$8,869	$8,869
Foreclosed real estate	0	0	72	72

December 31, 2010
Impaired loans, net	$0	$0	$9,118	$9,118
Foreclosed real estate	0	0	259	259
Mortgage servicing rights	0	0	2,057	2,057

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at March 31, 2011 and December 31, 2010:

	2011		2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$14,751	$14,751	$10,400	$10,400
Federal funds sold	21,500	21,500	8,800	8,800
Short-term investments	2,728	2,728	2,728	2,728
Interest bearing deposits with banks	557	557	925	925
Restricted investments in bank stock	8,515	8,515	8,798	8,798
Securities available for sale	395,792	395,792	431,772	431,772
Loans held for sale	3,807		2,693
Loans	984,867		964,293
Allowance for loan losses	(18,397)		(16,020)

Net loans	970,376	957,138	950,966	937,928
Accrued interest receivable	5,849	5,849	5,715	5,715
Mortgage servicing rights	2,303	2,303	2,057	2,057
Interest rate swaps	638	638	1,013	1,013

Financial Liabilities
Deposits	$1,207,373	$1,210,601	$1,188,377	$1,192,028
Short-term borrowings	86,750	86,750	87,850	87,850
Long-term debt	45,068	45,835	65,178	66,397
Accrued interest payable	1,116	1,116	1,053	1,053

Off-balance sheet instruments	0	0	0	0

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Company) is a financial holding Company with a wholly-owned bank subsidiary, Orrstown Bank. The following is a discussion of our consolidated financial condition at March 31, 2011 and results of operations for the three ended March 31, 2011 and March 31, 2010. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Company has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Company’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, including changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, changes in the rate of inflation, changes in technology, the intensification of competition within the Company’s market area and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Report, see “Important Factors Relating to Forward Looking Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. As of March 31, 2011, Management has concluded that a valuation allowance is not needed on its net deferred tax asset.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

SUMMARY OF FINANCIAL RESULTS

Orrstown Financial Services, Inc. recorded net income of $3,827,000 for the first quarter of 2011 compared to $3,406,000 for the same period in 2010, representing an increase of $421,000 or 12.4%. Basic and diluted earnings per share (EPS) for the first quarter of 2011 were $0.48, compared to $0.52 for the first quarter of 2010. Earnings per share declined in 2011 compared to 2010, as a result of the issuance of approximately 1.481 million shares on March 31, 2010 in connection with the Company’s highly successful common stock offering.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

	Three Months Ended
	March 31, 2011	March 31, 2010
Return on average assets	1.03%	1.12%
Return on average tangible assets	1.05%	1.15%
Return on average equity	9.63%	12.18%
Return on average tangible equity	11.15%	15.12%
Average equity / average assets	10.65%	9.17%

Supplemental Reporting of Non-GAAP-based Financial Measures

Tangible book value per share is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. A reconciliation of book value per share to tangible book value per share is as follows:

(Dollars in thousands, except per share data)	March 31, 2011	December 31, 2010
Common shareholder’s equity	$162,673	$160,484
Less: intangible assets	20,646	20,698

Tangible common equity	$142,027	$139,786

Book value per share	$20.36	$20.10
Less: intangible assets per share	2.58	2.60

Tangible book value per share	$17.76	$17.50

Total assets	1,512,393	1,511,722
Less intangible assets	20,646	20,698

Tangible assets	$1,491,747	$1,491,024

Return on average tangible assets and return on average tangible equity are non-GAAP-based financial measures calculated using non-GAAP-based amounts. The most directly comparable measure is return on average assets and return on average equity, which are calculated using GAAP-based amounts. The Company calculates the return on average tangible assets and equity by excluding the balance of intangible assets and their related amortization expense, net of tax, from the calculation of return on average assets and equity. Management uses the return on average tangible assets and equity to assess the Company’s core operating results and believes that this is a better measure of our operating performance as it is based on the Company’s tangible assets and capital. Further we believe that by excluding the impact of purchase accounting adjustments it allows for a meaningful comparison with the Company’s peers; particularly those that may not have acquired other companies. Lastly, the exclusion of goodwill and other intangible assets is consistent with the treatment by bank regulatory agencies from the calculation of risk-based capital ratios, which excludes these amounts. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. A reconciliation of return on average assets and equity to the return on average tangible assets and equity, is set forth below.

For Quarter Ended:	March 31, 2011	March 31, 2010
Return on Average Assets (GAAP basis)	1.03%	1.12%
Effect of excluding average intangible assets and related amortization, net of tax	0.02%	0.03%

Return on Average Tangible Assets	1.05%	1.15%

Return on Average Equity (GAAP basis)	9.63%	12.18%
Effect of excluding average intangible assets and related amortization, net of tax	1.52%	2.94%

Return on Average Tangible Equity	11.15%	15.12%

RESULTS OF OPERATIONS

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

The “Average Balances and Interest Rates” table presents net interest income on a fully taxable equivalent basis, net interest rate spread and net interest margin for the quarters ended March 31, 2011 and 2010.

For the three months ended March 31, 2011, net interest income measured on a full tax equivalent basis, increased $2,188,000, or 20.1%, to $13,073,000 from $10,885,000 in the corresponding period in 2010. The primary reason for the increase in net interest income was an increase in average earning assets from $1,142,675,000 for the first three months of 2010 to $1,419,720,000 in 2011. Offsetting the growth in average interest earning assets was a decline in net interest margin by 8 basis points (b. p.), from 3.76% in 2010 to 3.68% for 2011. The net interest spread for the three months ending March 31, 2011 was 3.59%, compared to 3.64% for the same period in 2010. The net interest spread has been steadily increasing from 3.48% earned in the third quarter of 2010 and 3.54% earned in the fourth quarter of 2010. Despite the fact that we became more asset sensitive during the first quarter of 2011, we were still able to increase the net interest margin from 3.60% during the fourth quarter 2010 to 3.68% during 2011’s first quarter.

The largest portion of the increase in interest income was the result of interest earned on the securities portfolio, which totaled $3,281,000 for the three months ended March 31, 2011, an increase of 55.4%, or $1,169,000 over 2010. Quarter-over-quarter average securities increased $196,802,000, or 86.0%. Partially offsetting the increase on securities earnings due to volume was a reduction in the interest rate earned of 3.62% in 2010 to 3.08% in 2011.

The growth in securities was funded principally through the growth in money market and time deposit accounts. Average interest bearing deposits increased $206,850,000, or 20.1%, resulting from the Company’s overall customer service model, its market position in several attractive markets, and due to the favorable rating the Bank has received from IDC Financial Publishing, Inc. (IDC), an independent bank safety rating agency which uses its unique rankings of financial ratios to determine the quality ratings of financial institutions. This strong rating facilitates the Company’s ability to attract time deposits and brokered deposits. Average balance of time deposits of $599,833,000 for the quarter ended March 31, 2011 exceeded 2010’s average balance of $441,121,000 by 36.0%, however, interest expense only increased $86,000, or 4.4%. The Company recognizes that brokered funds are more volatile funding source than core deposits. However, given the current interest rate environment and the steepness of the interest rate curve, the Company elected to collect these funds and earn a spread on them in order to enhance net interest income. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage backed securities, which provide a regular stream of monthly cash flows, which can be used to meet the maturity needs of time and brokered deposits. We have matched cash flows from the debt securities portfolio with nontraditional cash flows to enable us to unwind the strategy if loan demand continues to increase or if the yield curve flattens.

Interest income earned on loans increased from $12,026,000 for the quarter ended March 31, 2010 to $12,705,000 in 2011, a 5.7% increase. The growth in the loan portfolio was the primary reason for the increase in net interest income. Quarter-over-quarter, average loans increased $86,077,000, or 9.7%, from the quarter ended March 31, 2010 to March 31, 2011. The increase in average loans is the result of the Company’s desire to continue to grow its loan portfolio and deploy its capital. This growth has come principally in some of the Company’s less mature markets, in which we have hired additional lending officers, which has increased opportunities in these markets served. The growth experienced in the loan portfolio in the second half of 2010, supplemented with the loan demand in the first quarter of 2011, provided the strong growth in average loan balances. Due to the variable nature of a large portion of the loan portfolio, along with the implementation of floors as loans renewed, the decline in average rate earned on loans was not as severe as the securities portfolio or that paid on longer term borrowings. Additionally, the Company continued to utilize $30,000,000 in notional amount of interest rate swaps which serve as a hedge against variable rate commercial loans linked to prime and converts them to a fixed rate of interest. The interest rate swaps that the Company had outstanding during 2011 yielded $133,000, which was credited and included as commercial loan interest income. As part of the Company’s asset/liability management, one swap with a notional amount of $10,000,000 was settled at the end of the first quarter in 2011, and a $118,000 gain was recognized. This swap was settled in an effort to increase our asset sensitivity in the event of rising rates. The rate earned on loans was 5.22%, or 16 b.p. less than 2010, and partially offset the increase in interest income that resulted from higher average balances.

As a result of the increase in its deposit base, the Company has placed less reliance on more costly long-term borrowings. Interest expense on long-term debt has decreased $153,000 from $442,000 for the quarter ended March 31, 2010 to $289,000 in the corresponding quarter in 2011. Reduction in average daily balance of $3,269,000 for 2011 compared to 2010 and the lower rate paid of 2.32% in 2011 compared to 3.32% in 2010 resulted in reduced interest expense.

The Company’s net interest spread and net interest margin have declined by 5 b.p. and 8 b.p. in the quarter ended March 31, 2011 compared to 2010. Given the continued low interest rate, reduced rates earned on interest earning assets outpaced the reduction in rates that we could pass on to our customers, and resulted in the lower interest rate spread and margin. The net interest spread was 3.59% and net interest margin was 3.68% in the first quarter of 2011.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Average Balances and Interest Rates

	Three Months Ended
	March 31, 2011			March 31, 2010
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$17,877	$24	0.54%	$23,711	$30	0.51%
Securities	425,701	3,281	3.08	228,899	2,112	3.62
Loans	976,142	12,705	5.22	890,065	12,026	5.38

Total interest-earning assets	1,419,720	16,010	4.52	1,142,675	14,168	4.92

Other assets	92,215			93,616

Total	$1,511,935			$1,236,291

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$420,235	$449	0.43	$350,336	$681	0.79
Savings deposits	67,643	38	0.23	60,459	47	0.30
Time deposits	599,833	2,038	1.32	441,121	1,952	1.78
Short term borrowings	96,162	123	0.52	121,838	164	0.55
Long term debt	50,027	289	2.32	53,296	442	3.32

Total interest bearing liabilities	1,233,900	2,937	0.93	1,027,050	3,286	1.28

Non-interest bearing Demand deposits	107,119			88,328
Other	9,849			7,523

Total Liabilities	1,350,868			1,122,901
Shareholders’ Equity	161,067			113,390

Total	$1,511,935		0.84%	$1,236,291		1.16%

Net interest income (FTE)/ net interest spread		13,073	3.59%		$10,885	3.64%

Net interest margin			3.68%			3.76%

Tax-equivalent adjustment		(685)			(388)

Net interest income		$12,388			$10,497

NOTES:

Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Other Income

Noninterest income increased to $5,076,000 for the three months ended March 31, 2011, as compared to $4,347,000 in the same prior year period. Noninterest income generation increased across all business lines including Orrstown Financial Advisors, mortgage originations and retail fees generated from deposit accounts. These business lines have been able to capitalize on favorable market conditions, which include:

•

Service charges on deposit accounts increased 3.2%, from $1,439,000 for the three months ended March 31, 2010 to $1,485,000 in 2011. The increase was principally the result of increased revenues earned on debit cards, partially offset by a decline in overdraft charges to depositors in the period.

•

An increase in trust department and brokerage income of $283,000, or 25.0% for the three months ended March 31, 2011 compared to 2010, the result of increases in trust and brokerage activity as the stock market has started to show signs of recovery, and additional trust assets under management, which increased from $854,327,000 at March 31, 2010 to $977,819,000 at March 31, 2011.

•

The continued low interest rate environment and additional mortgage originators have led to an increase in new mortgage loan applications as well as refinancing activities. Given these low interest rates, the Company generally sells its 30-year conforming mortgage loans to investors. Mortgage banking activities increased $335,000 from $361,000 for the three months ended March 31, 2010 to $696,000 for three months ended March 31, 2011.

•

The Company continues to see an increase in its deposit accounts and other customer related services, which has resulted in an increase in service charges. Service charges on deposit accounts totaled $1,485,000 for the quarter ended March 31, 2011, an increase of $46,000, or 3.2%, over $1,439,000 for the quarter ended March 31, 2010.

•

Earnings on life insurance increased $168,000 from $162,000 for the three months ended March 31, 2010 compared to $330,000 for the three months ended March 31, 2011. The increase was principally the result of higher average balances of bank owned life insurance during 2011 than in 2010 and enhanced earnings on the investments.

•

The Company continued to yield gains on securities available for sale when it was strategically determined that the gains afforded on certain securities was more beneficial than the interest rate earned. Securities gains totaled $379,000 for the first quarter of 2011 compared to $398,000 for the first quarter of 2010.

The Company continues to advertise and market itself in order for consumers to recognize the broad range of financial services and products the Company has to offer, and to increase its brand recognition. Through the use of enhanced technology, the Company expects it will be able to reach a broader market which will allow it to continue to grow its customer base.

Provision for Loan Losses

The provision for loan losses increased to $3,195,000 for the three months ended March 31, 2011, as compared to $1,420,000 for the corresponding prior year period. See further discussion in the “Allowance for Loan Losses” section.

Other Expenses

As a result of the growth the Company has experienced, noninterest expenses rose from $8,660,000 during the first quarter of 2010 to $9,439,000 for the same period in 2011, an increase of $779,000, or 9.0%. The following contributed to the increase in other expenses.

•

The largest increase was in salaries and employee benefits, which was $4,832,000 for the three months ended March 31, 2011 compared to $4,598,000 in 2010, a 5.1% increase. The increase was attributable to the growth in the number of staff, which grew from 269 full-time equivalents at March 31, 2010 to 284 March 31, 2011, and normal merit increases. The addition of these employees directly contributed to the revenue growth the Company experienced, as many were revenue producers. Partially offsetting the increase in salaries expense was favorable employee health benefit costs, which declined approximately $150,000 due to favorable claims experience in the Company’s medical plan.

•

Advertising and bank promotions increased $78,000 for the first three months of 2011 as compared to 2010. The increase in expense is a result of commitments to the communities that the Bank serves as we continue to build relationships and expand our presence in these market areas.

•

Taxes, other than income, increased from $133,000 during the first three months of 2010 to $205,000 in 2011, a $72,000 increase. Pennsylvania’s Bank Shares Tax Expense is based on the last six years’ rolling average equity, as defined. The increase in expense was a direct result of the growth that the bank has experienced in its average shareholders’ equity, principally the result of the $18,000,000 capital infusion from the Company during 2010 and the roll-off of 2004’s balance.

•

Collection and real estate owned expenses, included in other operating expenses, increased approximately $119,000, from $74,000 for the three months ended March 31, 2010 to $193,000. The level of effort and diligence that the Company has put into its collection efforts has allowed non-performing assets to decline since its high in March 2010. These expenses have reduced the company’s risk of loan losses as corrective action and work-out plans are outlined with the customers in order to protect the Company from risk of loss.

•

In 2011, the write-down of low income housing projects was approximately $95,000 higher than in 2010, due to additional projects the Bank is participating in. The expenses associated with these projects are included in other operating expenses. Although these expenses increased during the period, the Company has been able to lower its income tax expense by utilizing the credits that the low-income housing partnerships generate. See further discussion in Income Tax Expense below.

•	The remainder of the increase in other expenses is primarily the result of the growth experiences by the Company.

In order to better understand how other expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. The Company’s efficiency ratio was 52.9% for the three months ended March 31, 2011, compared to 58.0% in 2010.

Income Tax Expense

Income tax expense totaled $1,003,000 for the three months ended March 31, 2011, a decrease of $355,000 from 2010. A meaningful comparison of income tax expense to levels of pre-tax income is its effective tax rate, which is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

The Company’s effective tax rate declined to 20.8% for the three months ended March 31, 2011 compared to 28.5% for the corresponding prior year period. The lower effective tax rate in 2011, despite higher pre-tax income, is the direct result of greater levels of tax-free income as a percentage of taxable income, combined with additional low-income housing credits that the Company can utilize.

Financial Condition

The quality of the Company’s asset structure continues to be strong. A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of March 31, 2011, securities available for sale were $395,792,000, a decrease of $35,980,000 from the December 31, 2010 balance of $431,772,000.

The decline in securities available for sale was in the U.S. Government Sponsored Enterprises bullet and mortgage-backed securities portfolios, which declined by $24,072,000 and $16,040,000 from December 31, 2010 to March 31, 2011. The cash flows received from principal pay downs, maturities, and sales of securities from these portfolios were used to fund loan growth, or remain federal funds sold in anticipation of future loan commitments or securities that may arise in the near future.

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

The risks associated with lending activities differ among the various loan classes, and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans, and impact the associated collateral.

The Company has various types of commercial real estate which have differing levels of credit risk associated with them. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrowers business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy. In order to minimize this credit risk, the Company has conservative underwriting standards which include the credit worthiness of the borrower, limitation on loan amounts to 75% of the value of the property securing the loan, and strong debt service coverage ratios.

Non-owner occupied and multi-family commercial real estate loans present a different credit risk to the Company than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirement and operating expenses. Lower occupancy or lease rates may result in reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally follows the same underwriting standards as with owner-occupied commercial real estate, but recognizes the greater risk inherent in these credit relationships in its loan pricing.

Acquisition and development loans consists of 1-4 family residential construction and commercial and land development loans. The risk of loss on these loans is largely dependent on the Company’s ability to assess the property’s value at the completion of the project, which should exceed the property’s construction costs. During the construction phase, a number of factors could potentially negatively impact the collateral value, including cost overruns, delays in completing the project, competition, and real estate market conditions which may change based on the supply of similar properties in the area. In the event the collateral value at the completion of the project is not sufficient to cover the outstanding loan balance, the Company must rely upon other repayment sources, including the guarantors of the project or other collateral securing the loan. The Company attempts to mitigate credit risk through strict underwriting standards including evaluation of the credit worthiness of the borrower and their success in other projects, aggressive release fees, loan-to-value ratios not to exceed 75%, and continual monitoring of the project during its construction phase to determine the impact that overruns and delays may have on the project.

Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a majority of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through strict underwriting standards, including evaluating the credit worthiness of the borrower and to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are common. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.

The Company originates loans to its retail customers, including fixed-rate and adjustable first lien mortgage loans with the underlying 1-4 family owner-occupied residential property securing the credit. The Company’s risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards which limits the loan-to-value ratio to generally no more than 80%, unless the borrower obtains private mortgage insurance.

Home equity loans, including term loans and lines of credit, present a slightly higher risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner occupied residential property, but can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The credit worthiness of the borrower is considered including credit scores and debt-to-income ratios, which generally cannot exceed 38%.

Installment and other loans’ credit risk are mitigated through conservative underwriting standards, including the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, they present a greater risk to the Company than 1-4 family residential loans.

The loan portfolio, excluding residential loans held for sale, broken out by classes as of March 31, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial real estate:
Owner-occupied	$181,468	$172,000
Non-owner occupied	133,338	143,372
Multi-family	27,860	24,649

Acquisition and development:
1-4 family residential construction	15,546	29,297
Commercial and land development	95,528	88,105

Commercial and industrial	285,277	263,943

Residential mortgage:
First lien	123,158	119,450
Home equity - term	40,008	40,818
Home equity - Lines of credit	71,476	71,547

Installment and other loans	11,308	11,112

	$984,967	$964,293

The loan portfolio at March 31, 2011 has grown 2.2% from December 31, 2010, from $964,293,000 to $984,967,000. Commercial and industrial loans have experienced the most growth, increasing from $263,943,000 at December 31, 2010 to $285,277,000 at March 31, 2011, an 8.1% increase. Owner occupied commercial real estate also grew, from $172,000,000 at December 31, 2010 to $181,468,000 at March 31, 2011, a 5.5% increase. Several experienced lenders have joined the Company in the past two years, which has led to additional opportunities in some of the Company’s emerging markets.

Non-owner occupied commercial real estate declined $10,034,000 to $133,338,000 at March 31, 2011. This decrease was principally the result of two motels that paid off during the quarter. A decline was also noted in 1-4 family residential construction loans which decreased $13,751,000 from December 31, 2010 to March 31, 2011. However, a large portion of this movement in 1-4 family construction was the result of an approximate $9,000,000 townhouse development in which the construction phase ended and the loan moved to permanent financing, and is now included in the commercial category. Management intends to retain some shorter-lived 1-4 residential mortgages, generally with maturities of 10-20 years, to help diversify its loan portfolio, and as these mortgages earn more attractive rates than alternative investments, including federal funds sold and securities available for sale. Longer termed residential mortgage loans continue to be sold on the secondary market, as they present greater interest rate risk. The Company continues to experience paydowns on its first lien residential mortgages, with the principal reductions offsetting the increases noted from the permanent financing of the townhomes and the growth in the 10-20 year mortgages.

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

Nonperforming assets include nonaccrual and restructured loans and foreclosed real estate. In addition, loans past due 90 days or more and still accruing are also deemed to be a risk asset. For all loan classes, the accrual of interest income on loans, including impaired loans, ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, has performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan for all loan classes.

Loans the terms of which are modified are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date or a temporary reduction in interest rates. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured, loans past due 90 days or more, and foreclosed real estate as of March 31, 2011 and December 31, 2010. Relevant asset quality ratios are also presented.

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Loans on nonaccrual (cash) basis	$13,106	$13,896	$23,020
Loans whose terms have been renegotiated	1,177	1,180	0

Total nonperforming loans	14,283	15,076	23,020
Other real estate owned (OREO)	847	1,112	873

Total nonperforming assets	15,130	16,188	23,893
Loans past due 90 or more days and still accruing	3,687	2,248	8,929

Total nonperforming and other risk assets	$18,817	$18,436	$32,822

Ratio of total nonperforming loans to loans	1.45%	1.56%	2.56%
Ratio of total nonperforming assets to assets	1.00%	1.07%	1.82%
Ratio of total nonperforming assets to total loans and OREO	1.53%	1.67%	2.66%
Ratio of total risk assets to total loans and OREO	1.91%	1.90%	3.65%
Ratio of total risk assets to total assets	1.24%	1.22%	2.49%
Allowance for loan losses to nonperforming loans	129%	106%	52%

During the first quarter of 2010, the Company experienced deterioration in its nonperforming assets and loans greater than 90 days past due still accruing. These problem assets peaked at March 31, 2010, and throughout the remainder of 2010 the Company was able to work its way through a number of these assets, which included foreclosures, pay-downs received from the customers and write-downs. At December 31, 2010, nonperforming assets were $16,188,000 and total nonperforming and loans greater than 90 days past due still accruing totaled $18,436,000.

In 2011, the Company was able to dispose of several properties it acquired through foreclosure, one $964,000 nonaccruing loan was eliminated after the underlying collateral was sold to a third party, and a $500,000 charge was made to the allowance for loan losses. These actions reduced the Company’s nonperforming assets from $16,188,000 at year-end to $15,130,000 at March 31, 2011, a 6.5% decline. Loans past due, 90 or more days, and still accruing increased from $2,248,000 at December 31, 2010 to $3,687,000 at March 31, 2011. Loans in this category are believed by management to be well secured and are in the process of collection.

A further breakdown of nonaccrual loans, loans past due 90 days or more still accruing, and other delinquency information as of March 31, 2011 and December 31, 2010 is as follows:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans

March 31, 2011:
Commercial real estate:
Owner-occupied	$178,910	$1,331	$74	$-	$1,405	$1,153	$181,468
Non-owner occupied	130,844	1,395	-	-	1,395	1,099	133,338

Multi-family	27,663	197	-	-	197	-	27,860
Acquisition and development:

1-4 family residential construction	15,503	43	-	-	43	-	15,546
Commercial and land development	89,688	542	4,568	637	5,747	93	95,528
Commercial and industrial	270,346	3,276	132	928	4,336	10,595	285,277
Residential mortgage:
First lien	119,026	2,006	146	1,842	3,994	138	123,158
Home equity - term	39,561	186	85	151	422	25	40,008

Home equity - Lines of credit	71,213	134	-	129	263	-	71,476
Installment and other loans	11,148	147	10	-	157	3	11,308

	$953,902	$9,257	$5,015	$3,687	$17,959	$13,106	$984,967

December 31, 2010:
Commercial real estate:

Owner-occupied	$169,030	$986	$832	$466	$2,284	$686	$172,000
Non-owner occupied	141,095	213	-	-	213	2,064	143,372
Multi-family	24,559	-	-	-	-	90	24,649
Acquisition and development:

1-4 family residential construction	29,297	-	-	-	-	-	29,297
Commercial and land development	87,995	1	16	-	17	93	88,105
Commercial and industrial	252,144	287	466	420	1,174	10,625	263,943
Residential mortgage:
First lien	116,182	1,359	535	1,095	2,989	279	119,450
Home equity - term	40,503	161	62	75	298	17	40,818
Home equity - Lines of credit	71,215	60	89	142	291	41	71,547
Installment and other loans	10,793	251	17	50	318	1	11,112

	$942,813	$3,318	$2,017	$2,248	$7,584	$13,896	$964,293

Past due loans increased from $7,584,000 at December 31, 2010 to $17,959,000 at March 31, 2011, an increase of $10,375,000. Of this increase, $4,568,000 which is included in the 60-89 days past due category pertained to one relationship, in which the borrower is currently experiencing financial difficulties, limiting its cash flows available to fund its real estate ventures. The Company is currently working with the borrower to rectify the delinquency and feels the collateral securing the loans mitigates the Company’s risk of loss. If the delinquency is not cured, the loan could be considered impaired in future periods. The increase in the 30-59 days past due category is across the different loan segments, and different borrowers within those classes.

As of March 31, 2011, the Company has 10 commercial relationships that are included in the nonaccrual loan balance of $13,106,000. The largest of these relationships has total outstanding loan balances of $8,598,000, consisting of advances under a line of credit to a company that finances interim construction financing for mortgages, residential manufactured, modular and site-built homes. As a result of the downturn in the housing market, the company experienced financial difficulties and declared bankruptcy in the first quarter of 2010. The Company is in the process of pursuing a recovery of the amounts owed to it in the Bankruptcy Court proceedings as well as through other avenues of recovery that may be available to it, including, without limitation, the guarantees provided by the principals and other potential claims against third parties.

A second relationship in nonaccrual status at March 31, 2011, with an outstanding loan balance of $1,258,000, is to a professional service firm that provides services in the construction industry. Again, as result of the downturn in the economy, this firm has experienced financial difficulties and has not been able to meet their debt service requirements, resulting in the loan being placed in nonaccrual status. The Bank is in process of working out this relationship with the borrower, and will pursue recovery methods. The loan is secured by the commercial real estate, personal residences of the guarantors and UCC filings on the Company’s assets.

A third relationship at March 31, 2011 included in the nonaccrual balance consists of a mixed use building, consisting of residential apartments and commercial retail space that has had difficulties in securing leases from tenants that will enable it to meet its debt service requirements. The Bank is working with the borrower through the lease up period, in order to allow sufficient time to increase the building’s occupancy. This loan is secured by the commercial real estate property and has a loan balance at March 31, 2011 of $1,100,000.

A fourth relationship consists of a loan collateralized by several parcels of farm land and one parcel that was acquired for development. The Company is in the process of legal actions against the borrower, including foreclosure proceedings. The loan has a balance of $875,000 at March 31, 2011, and the Company feels it is adequately secured as the loan has a low loan-to-value ratio.

No other loan in nonaccrual status at March 31, 2011 has a balance in excess of $500,000.

The Company believes through the combination of the collateral securing the loans and the reserves allocated for these four nonaccrual loans totaling $4,094,000, with the first relationship comprising three-fourths of this reserve allocation, it has provided for the potential losses that it may incur on these relationships as of March 31, 2011. However, as additional time passes on these relationships, additional information may become known that could result in additional reserve allocations, or, alternatively, it may be deemed that the reserve allocations exceed that which is needed.

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

In order to monitor ongoing risk associated with its loan portfolio and specific credits within the segments, management uses an eight point internal grading system. The first four rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or criticized rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including substandard, doubtful or loss. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard” loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss”, there is little prospect of collecting the loan’s principal or interest and it is generally written off.

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

The Loan Review department performs annual reviews of all commercial relationships with a committed loan balance in excess of $750,000, with ratification of the rating from the Board of Directors’ Credit Administration Committee for loans between $750,000 - $1,000,000. Loans reviewed in excess of $1,000,000 are presented to the Credit Administration Committee with a formal review and rating. All relationships rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, including reaffirmation of the rating, review of detailed collateral analysis and the development of an action plan.

The following summarizes the Bank’s ratings based on its internal risk rating system as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2011:
Commercial real estate:
Owner-occupied	$163,446	$6,769	$10,101	$466	$686	$181,468
Non-owner occupied	110,105	7,985	14,149	1,099	0	133,338
Multi-family	20,955	535	6,370	0	-	27,860
Acquisition and development:
1-4 family residential construction	14,671	600	275	0	0	15,546
Commercial and land development	71,878	7,532	16,118	0	0	95,528
Commercial and industrial	220,138	27,643	26,660	9,827	1,009	285,277
Residential mortgage:
First lien	120,673	0	2,018	467	0	123,158
Home equity - term	39,214	0	84	710	0	40,008
Home equity - Lines of credit	71,152	0	324	0	0	71,476
Installment and other loans	11,255	0	53	0	0	11,308

	$843,487	$51,064	$76,152	$12,569	$1,695	$984,967

December 31, 2010:
Commercial real estate:
Owner-occupied	$162,968	$2,035	$6,311	0	$686	$172,000
Non-owner occupied	120,633	4,274	15,495	2,970	0	143,372
Multi-family	20,030	676	3,853	0	90	24,649
Acquisition and development:
1-4 family residential construction	24,199	2,297	2,801	0	0	29,297
Commercial and land development	79,391	2,487	6,134	93	0	88,105
Commercial and industrial	221,111	17,062	14,992	9,770	1,008	263,943
Residential mortgage:
First lien	117,607	0	1,373	470	0	119,450
Home equity - term	39,279	0	828	711	0	40,818
Home equity - Lines of credit	71,364	0	183	0	0	71,547

Installment and other loans	11,062	0	50	0	0	11,112

	$867,644	$28,831	$52,020	$14,014	$1,784	$964,293

Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are assigned a ‘Substandard’ rating. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Nonaccrual loans in the commercial and commercial real estate portfolios are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values will be incorporated into the impairment analysis as of the next reporting period. In the event an updated appraisal that requires a higher impairment reserve is received after a reporting period, but prior to the issuance of the financial statements, an evaluation is made as to the significance of the difference and whether the amounts need to be reflected in the financial statements not yet issued.

Loan charge-offs, which may include, from time-to-time, a partial charge-off, are taken on an impaired loan that is collateral dependent if the loan’s carrying balance exceeds its collateral’s appraised value, the loan has been identified as uncollectible, and it is deemed to be a confirmed loss. Typically, impaired loans with a charge-off or partial charge-off will continue to be considered impaired, unless the note is split into two, and management expects the performing note to continue to perform and is adequately secured. The second, or non-performing note, would be charged-off. As of the periods presented, the Company has no loans to borrowers that resulted from splitting impaired loans into multiple notes. Further, an impaired loan with a partial charge-off may continue to have an impairment reserve on it after the partial charge-off, if factors warrant.

As of March 31, 2011 and December 31, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

At the time a real-estate secured loan is deemed impaired, management determines whether an updated certified appraisal of the real estate is necessary to assist in determining the extent of an impairment reserve, if any. The decision for requiring an updated appraisal takes into consideration the age of the most recent appraisal, the loan-to-value ratio based on the original certified appraisal, the Company’s recent experience and knowledge of market conditions, recent list prices or broker opinions, the condition of the property, and environmental factors. If market conditions have changed significantly from the date of the most recent appraisal, an updated appraisal will be obtained. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

As of March 31, 2011, approximately 91% of impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the properties’ fair value.

In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

•

Original appraisal – if the original appraisal provides a strong loan-to-value (generally 80% or lower) and, after consideration of market conditions and knowledge of the property and area, it is determined by the loan review staff that there has not been a significant deterioration in the collateral value, the original certified appraised value will be used. Discounts as deemed appropriate for selling costs are factored into the appraised value in arriving at fair value.

•

Discounted cash flows – In limited cases, discounted cash flows may be used on projects in which the collateral is liquidated to reduce the borrowings outstanding, and is used to validate collateral values derived from other approaches.

Collateral on certain impaired loans is not limited to real estate, and consists of accounts receivable, inventory, equipment or other business assets. Estimated fair values are determined based on borrowers’ financial statements, inventory ledgers, accounts receivable agings or appraisals from individuals with knowledge in the business. Stated balances are generally discounted for the age of the financial information or the quality of the assets. In determining fair value, liquidation discounts are applied to this collateral based on existing loan evaluation policies.

In the fourth quarter of 2010, the Company began to distinguish Substandard loans on both an impaired and non-impaired basis, as it placed less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. “Substandard” classification does not automatically meet the definition of “impaired”. A substandard credit is one that is inadequately protected by current sound worth, paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard. As a result, the Company revised its methodology in its evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “substandard” collectively for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “substandard”, they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Approximately $53,201,000 of loans that were in previous years evaluated individually for impairment were collectively evaluated for impairment at December 31, 2010, resulting in an additional allowance for loan losses allocation of $3,710,000.

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2011 and December 31, 2010:

	Impaired Loans with a Specific Allowance				Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Interest income Recognized on Cash Basis	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Interest income Recognized on Cash Basis
March 31, 2011
Commercial real estate:

Owner-occupied	$1,153	$1,153	$196	$1	$-	$-	$0

Non-owner occupied	1,099	1,101	548	-	-	-	-

Multi-family	-	-	-	-	-	-	-
Commercial and industrial	9,715	10,306	3,522	0	968	968	1
Residential mortgage:
First lien	467	467	4	4	0	0	0
Home equity - term	710	710	5	8	0	0	0

	$13,144	$13,737	$4,275	$13	$968	$968	$1

December 31, 2010
Commercial real estate:
Owner-occupied	$686	$687	$181	$0	$0	$0	$0
Non-owner occupied	2,064	2,065	980	0	0	0	0
Multi-family	90	90	90	0	0	0	0
Commercial and industrial	9,600	10,191	3,232	-	1,118	1,118	6
Residential mortgage:
First lien	470	470	12	32	0	0	0
Home equity - term	711	711	8	44	0	0	0

	$13,621	$14,214	$4,503	$76	$1,118	$1,118	$6

The following presents impaired loans that are troubled debt restructurings, as well as the number of loans modified during the three and twelve month periods, as of March 31, 2011 and December 31, 2010.

	Troubled Debt Restructurings		New Troubled Debt Restructurings During Current YTD Period
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
March 31, 2011
Accruing:
Residential mortgage:
First lien	1	$467	-	$-
Home equity - term	1	710	-	-

	2	$1,177	-	$-

December 31, 2010
Accruing:
Residential mortgage:
First lien	1	$470	1	$470
Home equity - term	1	711	1	711

	2	$1,181	2	$1,181

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. For each loan class presented in the delinquency table previously presented, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. As of December 31, 2010, the historical loss factor was based on average charge-offs for the last 8 quarters (e.g. January 1, 2009 – December 31, 2010), whereas prior to December 31, 2010, the historical loss factor was based on an equally weighted rolling 12 quarters. Effective December 31, 2010, for loans rated special mention and substandard not deemed impaired, a weighted average rolling 8 quarters average charge-off percentage on the related graded loan type, with a two-third weight to the most recent four quarters, and a one-third weight for the furthest four quarters was utilized. For non-rated loans evaluated collectively for impairment, the charge-off factor for the last 8 quarters is factored into the reserve allocation. The refinement to the methodology was made as management determined that the most recent eight quarters, and in particular, the most recent four quarters for rated loans, is a better reflection of the losses inherent in the loan portfolio at December 31, 2010. Additional reserve allocations of approximately $730,000 resulted due to the change to the most recent 8 quarter history, which management believes is a better reflection of losses inherent in the portfolio based on recent loss history. In making this determination, management considered current economic and real estate conditions, trends in historical charge-off percentages at the Company as well as peers, and feedback from regulators.

In addition to the quantitative analysis, additional reserves are allocated on loans collectively evaluated for impairment based on additional qualitative factors. The qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which range from 0 – 10 bp per factor, include:

National and local economic trends (five factors) – Ratios and factors considered include trends in the consumer price index (CPI); unemployment rates; housing price index; housing starts compared to the prior year; and bankruptcy rates.

Credit quality trends (four factors) – Ratios and factors considered include trends in delinquency ratios; 90 days plus and nonaccrual loans; average net loan losses to loans outstanding; and classified loans to total loans.

Underwriting policies (three factors) – Factors considered including the number of exceptions to loan policy; supervisory loan to value exceptions; and the instances of repeat criticisms of ratings.

Experience, ability and depth of lending and loan review staff (four factors) – Factors considered include the years experience of the lending and loan review staff; turnover of the staff; instances of loan grade migration; and the penetration of loans reviewed.

Other (two factors) – Other factors considered include concentrations of credit from loan type or shifts in industry or geographic region.

A summary of the activity in the allowance for loan losses for the three months ended March 31, 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

Provision for loan losses	272	1,478	1,461	(90)	(13)	87	3,195

Charge-offs	(712)	-	(44)	(61)	(7)	-	(824)

Recoveries	-	-	-	-	7	-	7

Balance, end of period	$4,884	$3,245	$8,212	$1,712	$93	$252	$18,398

A summary of the activity in the allowance for loan losses for the three months ended March 31, 2010 is as follows:

(Dollars in thousands)	Total
Balance, beginning of period	$11,067

Provision for loan losses	1,420

Charge-offs	(485)

Recoveries	18

Balance, end of period	$12,020

The following summarizes the ending loan balances individually and collectively evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation at March 31, 2011 and December 31, 2010:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
March 31, 2011
Loans allocated by:
Individually evaluated for impairment	$2,252	$-	$10,683	$1,177	$-	$-	$14,112
Collectively evaluated for impairment	340,414	111,074	274,594	233,465	11,308	-	970,855

	$342,666	$111,074	$285,277	$234,642	$11,308	$-	$984,967

Allowance for loan losses allocated by:
Individually evaluated for impairment	$744	$-	$3,522	$9	$-	$-	$4,275
Collectively evaluated for impairment	4,140	3,245	4,690	1,703	93	252	14,123

	$4,884	$3,245	$8,212	$1,712	$93	$252	$18,398

December 31, 2010
Loans allocated by:
Individually evaluated for impairment	$2,840	$-	$10,718	$1,181	$-	$-	$14,739
Collectively evaluated for impairment	337,181	117,402	253,225	230,634	11,112	-	949,554

	$340,021	$117,402	$263,943	$231,815	$11,112	$-	$964,293

Allowance for loan losses allocated by:
Individually evaluated for impairment	$1,251	$-	$3,232	$20	$-	$-	$4,503
Collectively evaluated for impairment	4,073	1,767	3,563	1,843	106	165	11,517

	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

The provision for loan losses increased to $3,195,000 for the three months ended March 31, 2011, as compared to $1,420,000 for the corresponding prior year period. While loan delinquencies remain below levels posted the first three quarters of 2010, the continuing tough economic conditions that plague the national and local economies create ongoing pressure even for resilient borrowers, and the Company experienced increased delinquencies since December 31, 2010 as previously presented. Our ongoing credit review process led us to conduct a thorough review of watch and special mention loans during the quarter. This process led to increased provisioning of certain commercial credits, predominantly in our southern tier, as management felt it was prudent to increase the provision for loan losses to compensate for increased delinquencies and the migration of loans to higher risk loan rating, despite improvement in the ratio of nonperforming loans to total loans and nonperforming assets to total assets. The provision for loan loss for the first quarter of 2011 was nearly four times net charge-offs for the period, which enabled the Company to bolster the allowance for loan losses to 129% of nonperforming loans and 1.87% of loans outstanding. Management believes these coverage ratios will compare favorably to our peers.

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology previously discussed.

The largest component of the reserve remains allocated to the commercial and industrial portfolio. This reflects the inherent greater risk associated with this portfolio, as evidenced by the greater amounts of net charge-offs within the portfolio. Since December 31, 2010, the reserve allocated to the commercial and industrial portfolio has increased $1,417,000, from $6,795,000 to $8,212,000. In connection with managements heightened awareness of the economic conditions that plague our commercial customers, several loans were re-evaluated with subsequent downgrades to the loans rating. Non-impaired substandard loans increased from $14,992,000 at December 31, 2010 to $26,660,000 at March 31, 2011, and special mention loans increased from $17,062,000 to $27,643,000. As a result, additional quantitative and qualitative reserves were established on these rated loans collectively evaluated for impairment.

In the first quarter of 2011, the reserve allocated to the acquisition and development segment increased from $1,767,000 at December 31, 2010 to $3,245,000 at March 31, 2011. Although there have been no loans in this segment individually identified as impaired, loans classified as special mention and substandard increased by $3,348,000 and $7,458,000 during the quarter. Similar to the commercial and industrial portfolio, these downgrades had a direct result in the quantitative and qualitative reserve allocations on this portfolio, leading to the additional provision for loan losses.

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

Total shareholders’ equity increased $2,189,000 from $160,484,000 at December 31, 2010 to $162,673,000 at March 31, 2011. Historically, earnings retention, defined as net income less dividends declared, has served as a primary source of capital to the Company. Earnings retained during the three months ended March 31, 2011 were $$1,990,000, or 52% of net income.

On February 9, 2010, the Company filed a shelf registration statement on Form S-3, with the Securities and Exchange Commission, that provided the Company the ability to raise capital, from time to time, up to an aggregate of $80 million, through the sale of stock, preferred stock, debt securities, warrants and other securities. The Company completed a public stock offering of 1,481,481 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $40,000,000 during the first quarter of 2010. Net proceeds after underwriting commissions and expenses were $37,585,000. Although the Company recognized this offering would initially dilute earnings per share and reduce return on equity and tangible equity performance measurements, management felt it was necessary in order to support the continued growth of the Company. The additional capital allowed the Company to bolster its regulatory capital ratios during a time of an uncertain economy and the potential for increased government oversight and perhaps higher regulatory capital requirements. As noted below, the Company’s capital ratios continue to well exceed the minimums to be well capitalized. The Company believes that with this additional capital, it positions itself well to weather the economy and take advantage of future opportunities that may arise. The Company has no current plans to issue additional shares of common stock.

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

As of March 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of March 31, 2011 and December 31, 2010 are presented as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$154,091	15.4%	$79,763	8.0%	n/a	n/a
Orrstown Bank	136,353	13.8%	79,137	8.0%	98,921	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	141,759	14.2%	39,882	4.0%	n/a	n/a
Orrstown Bank	124,021	12.5%	39,571	4.0%	59,352	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	141,759	9.5%	59,642	4.0%	n/a	n/a
Orrstown Bank	124,021	8.4%	58,885	4.0%	73,606	5.0%

December 31, 2010
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$152,550	14.8%	$82,486	8.0%	n/a	n/a
Orrstown Bank	129,844	12.7%	81,808	8.0%	$102,260	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	139,623	13.5%	41,243	4.0%	n/a	n/a
Orrstown Bank	117,027	11.4%	40,904	4.0%	61,356	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	139,623	9.4%	59,385	4.0%	n/a	n/a
Orrstown Bank	117,027	8.0%	58,629	4.0%	73,287	5.0%

Liquidity

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, including the Company, the majority of market risk is related to interest rate risk.

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

The Company has been able to significantly reduce its liability sensitivity, and increased its asset sensitivity during the past several months. While the Company was liability sensitive at September 30, 2010, we have moved the position, as measured by cumulative gaps, to asset sensitive on the short-end, and are very balanced at longer cumulative maturities, which we believe better positions us for the possibility that interest rates may rise in the future. The following gap summary demonstrates the shift in RSA/RSL (cumulative) position since year end:

	0-3 Months	0-6 Months	0-12 Months	0-36 Months
December 31, 2010	1.08	0.97	0.90	1.05

March 31, 2011	1.19	1.02	0.95	1.08

The cumulative gap position at 12 months is negative at $35,140,000 at March 31, 2011 and the RSA/RSL cumulative ratio is 0.95, versus a cumulative negative gap position at 12 months of $65,822,000 or 0.90 RSA/RSL cumulative ratio reported at December 31, 2010. Overall, the Company enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on such evaluation, such officers have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have not been any significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended March 31, 2011.

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

Item 1A - Risk Factors

There have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended March 31, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
1/1/11 through 1/31/11	0	$0	N/A	191,926
2/1/11 through 2/29/11	0	0	N/A	191,926
3/1/11 through 3/31/11	0	0	N/A	191,926

Total	0

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

The Company did not sell any unregistered securities during the quarter ended March 31, 2011.

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

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President & CEO
(Duly Authorized Officer)

/s/ Bradley S. Everly
Bradley S. Everly, Executive
Vice President and CFO
(Principal Financial Officer)

Date: May 10, 2011

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws, as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed on January 29, 2010.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

i.	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1, of the Registrant’s Report on Form 8-K filed on January 29, 2010

ii.	By-laws, as amended, incorporated by reference to Exhibit 3.2, of the Registrant’s Report on Form 8-K filed on January 29, 2010.

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)