Form 10-Q
period 2011-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2011-08-09
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 1, 2011, 8,017,392 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(Dollars in Thousands, Except per Share Data)	2011	2010
Assets
Cash and due from banks	$14,470	$10,400
Federal funds sold	2,230	8,800

Cash and cash equivalents	16,700	19,200

Short-term investments	2,728	2,728
Interest bearing deposits with banks	3,585	925
Restricted investments in bank stock	9,331	8,798
Securities available for sale	421,073	431,772

Loans held for sale	4,945	2,693
Loans	999,033	964,293
Less: Allowance for loan losses	(27,212)	(16,020)

Net loans	976,766	950,966

Premises and equipment, net	27,340	27,774
Cash surrender value of life insurance	23,670	22,649
Goodwill and intangible assets	20,593	20,698
Accrued interest receivable	5,685	5,715
Other assets	23,819	20,497

Total assets	$1,531,290	$1,511,722

Liabilities
Deposits:
Non-interest bearing	$112,495	$104,646
Interest bearing	1,147,711	1,083,731

Total deposits	1,260,206	1,188,377

Short-term borrowings	62,878	87,850
Long-term debt	44,753	65,178
Accrued interest and other liabilities	10,012	9,833

Total liabilities	1,377,849	1,351,238

Shareholders’ Equity
Preferred stock $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value - $0.05205 stated value per share; 50,000,000 shares authorized; 8,014,722 and 7,986,966 shares issued; 8,013,910 and 7,985,667 shares outstanding	417	416
Additional paid-in capital	121,962	121,508
Retained earnings	28,207	38,680
Accumulated other comprehensive income (loss)	2,875	(88)
Treasury stock - common, 812 and 1,299 shares, at cost	(20)	(32)

Total shareholders’ equity	153,441	160,484

Total liabilities and shareholders’ equity	$1,531,290	$1,511,722

The Notes to Consolidated Financial Statements are an integral part of these statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
(Dollars in Thousands, Except per Share Data)	June 30, 2011	June 30, 2010
Interest and dividend income
Interest and fees on loans	$12,383	$12,205
Interest and dividends on investment securities
Taxable	2,364	1,890
Tax-exempt	769	408
Short term investments	21	33

Total interest and dividend income	15,537	14,536

Interest expense
Interest on deposits	2,359	2,747
Interest on short-term borrowings	95	81
Interest on long-term debt	273	408

Total interest expense	2,727	3,236

Net interest income	12,810	11,300
Provision for loan losses	21,230	5,000

Net interest income after provision for loan losses	(8,420)	6,300

Other income
Service charges on deposit accounts	1,645	1,593
Other service charges, commissions and fees	327	633
Trust department income	1,034	904
Brokerage income	484	370
Mortgage banking activities	636	664
Earnings on life insurance	250	443
Merchant processing fees	285	288
Other income	79	806
Investment securities gains	469	1,781

Total other income	5,209	7,482

Other expenses
Salaries and employee benefits	4,176	4,478
Occupancy and equipment	477	475
Furniture and equipment	692	659
Data processing	349	309
Telephone	165	184
Advertising and bank promotions	296	230
FDIC insurance	762	290
Professional services	546	154
Taxes other than income	205	222
Intangible asset amortization	53	63
Other operating expense	2,001	1,454

Total other expenses	9,722	8,518

Income (loss) before income tax (benefit)	(12,933)	5,264
Income tax expense (benefit)	(2,310)	1,360

Net income (loss)	$(10,623)	$3,904

Per share information:
Basic earnings (loss) per share	$(1.33)	$0.49
Diluted earnings (loss) per share	(1.33)	0.49
Dividends per share	0.23	0.22

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Six Months Ended
(Dollars in Thousands, Except per Share Data)	June 30 2011	June 30 2010
Interest and dividend income
Interest and fees on loans	$24,818	$24,044
Interest and dividends on investment securities
Taxable	4,459	3,436
Tax-exempt	1,540	776
Short term investments	45	63

Total interest and dividend income	30,862	28,319

Interest expense
Interest on deposits	4,884	5,427
Interest on short-term borrowings	218	245
Interest on long-term debt	562	850

Total interest expense	5,664	6,522

Net interest income	25,198	21,797
Provision for loan losses	24,425	6,420

Net interest income after provision for loan losses	773	15,377

Other income
Service charges on deposit accounts	3,130	3,032
Other service charges, commissions and fees	697	1,029
Trust department income	2,046	1,664
Brokerage income	888	743
Mortgage banking activities	1,332	1,025
Earnings on life insurance	580	605
Merchant processing fees	540	545
Other income	224	1,007
Investment securities gains	848	2,179

Total other income	10,285	11,829

Other expenses
Salaries and employee benefits	9,008	9,076
Occupancy and equipment	1,039	1,034
Furniture and equipment	1,373	1,260
Data processing	661	603
Telephone	341	356
Advertising and bank promotions	554	411
FDIC insurance	1,312	834
Professional services	868	447
Taxes other than income	410	355
Intangible asset amortization	105	128
Other operating expense	3,490	2,674

Total other expense	19,161	17,178

Income (loss) before income tax (benefit)	(8,103)	10,028
Income tax expense (benefit)	(1,307)	2,718

Net income (loss)	$(6,796)	$7,310

Per share information:
Basic earnings (loss) per share	$(0.85)	$1.01
Diluted earnings (loss) per share	(0.85)	1.01
Dividends per share	0.46	0.44

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	$337	$82,895	$28,857	($501)	($702)	$110,886
Comprehensive income
Net income	0	0	7,310	0	0	7,310
Net unrealized securities gains	0	0	0	3,594	0	3,594
Net unrealized gains on derivatives	0	0	0	635	0	635

Comprehensive income						11,539

Cash dividends ($0.44 per share)	0	0	(3,168)	0	0	(3,168)
Stock-based compensation plans:
Compensation expense	0	27	0	0	0	27
Issuance of stock	0	150	0	0	0	150
Issuance of stock through dividend reinvestment plan	1	331	0	0	0	332
Issuance of treasury stock (24,474 shares)	0	(62)	0	0	649	587
Proceeds from issuance of common stock (1,481,481 shares)	77	37,473	0	0	0	37,550

Balance, June 30, 2010	$415	$120,814	$32,999	$3,728	($53)	$157,903

Balance, January 1, 2011	$416	$121,508	$38,680	($88)	($32)	$160,484
Comprehensive income
Net income (loss)	0	0	(6,796)	0	0	(6,796)
Net unrealized securities gains	0	0	0	3,124	0	3,124
Net unrealized losses on derivatives	0	0	0	(161)	0	(161)

Comprehensive income (loss)						(3,833)

Cash dividends ($0.46 per share)	0	0	(3,677)	0	0	(3,677)
Stock-based compensation plans:
Issuance of stock	1	473	0	0	0	474
Purchase of treasury stock (2,232 shares)	0	0	0	0	(54)	(54)
Issuance of treasury stock (2,719 shares)	0	(19)	0	0	66	47

Balance, June 30, 2011	$417	$121,962	$28,207	$2,875	($20)	$153,441

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(Dollars in Thousands, Except per Share Data)	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,796)	$7,310
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities available for sale	2,787	1,086
Depreciation and amortization	1,391	1,345
Provision for loan losses	24,425	6,420
Net change in loans held for sale	(2,252)	(3,581)
Net (gain) loss on disposal of other real estate owned	(30)	16
Writedown of other real estate owned	181	0
Net gain on disposal of bank premises and equipment	0	(119)
Investment securities gains	(848)	(2,179)
Gain on sale of rate swap	(118)	(778)
Earnings on cash surrender value of life insurance	(521)	(580)
(Increase) decrease in accrued interest receivable	30	(157)
Increase (decrease) in accrued interest payable	26	(141)
Other, net	(5,098)	(326)

Net cash provided by operating activities	13,177	8,316

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks and short term investments	(2,660)	742
Sales of available for sale securities	36,679	157,529
Maturities, repayments and calls of available for sale securities	29,359	24,903
Purchases of available for sale securities	(52,539)	(307,424)
Net purchases of restricted investments in bank stocks	(533)	0
Net increase in loans	(48,546)	(16,817)
Investment in limited partnerships	(55)	(825)
Purchases of bank premises and equipment	(600)	(317)
Proceeds from disposal of other real estate owned	388	225
Proceeds from disposal of bank premises and equipment	0	373
Proceeds from sale of rate swap	118	868
Purchases of bank owned life insurance	(500)	(1,730)
Redemption of cash surrender value upon death	0	1,202

Net cash (used) by investing activities	(38,889)	(141,271)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	71,819	174,380
Net decrease in short term purchased funds	(24,972)	(52,547)
Payments on long-term debt	(20,425)	(7,726)
Dividends paid	(3,677)	(3,168)
Proceeds from issuance of common stock	474	38,032
Purchase of treasury stock	(54)	0
Net proceeds from issuance of treasury stock	47	587

Net cash provided by financing activities	23,212	149,558

Net increase (decrease) in cash and cash equivalents	(2,500)	16,603
Cash and cash equivalents at beginning of period	19,200	21,940

Cash and cash equivalents at end of period	$16,700	$38,543

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,638	$6,663
Income taxes	3,591	3,400

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$556	$439

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements

June 30, 2011

NOTE 1. SUMMARY OF CONSOLIDATED SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Orrstown Financial Services, Inc. (the Company) is a financial holding company whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the Bank). The Company operates through its office in Shippensburg, Pennsylvania. Orrstown Bank provides services through its network of offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Bank has twenty-one branches located in Shippensburg (2), Carlisle (5), Spring Run, Orrstown, Chambersburg (3), Mechanicsburg (2), Camp Hill, Greencastle, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland. The Company and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Basis of Presentation - The unaudited financial statements of the Company and its subsidiary are presented for the three and six months ended June 30, 2011 and 2010 and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2010 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2010.

All significant intercompany transactions and accounts have been eliminated. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Subsequent Events - Generally accepted accounting principles establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after June 30, 2011, through the date these financial statements were filed with the Commission.

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

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold all of which have original maturities of 90 days or less.

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

The Company follows accounting guidance related to recognition and presentation of other-than-temporary impairment (Financial Accounting Standards Board Accounting Standards Codification “FASB ASC” 320-10). This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

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

Loans the terms of which are modified are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

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

Income Taxes - The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. For interim financial reporting, the Company computes its income tax expense (benefit) based on its estimated annual effective tax rate for the year, as noted in FASB ASC 740-270-25.

Earnings Per Share - Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options. Treasury shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income - Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit on debt securities and unrealized gains and losses on cash flow hedges.

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

Recent Accounting Pronouncements - In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for the purpose of recording an impairment charge and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-2, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. As allowed by the guidance, the Company adopted the provisions of ASU 2011-2 in the quarter ending June 30, 2011. See further discussion in Note 3 – Loans Receivable and Allowance for Loan Losses.

In June 2011, the FASB issued ASU 2011-5, Presentation of Comprehensive Income. This guidance amends existing guidance to improve the comparability of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminated the option to present components of other comprehensive income as part of the changes in shareholders’ equity and requires all changes in shareholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires entities to present all reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, and early adoption is permitted. The Company does not anticipate the adoption of ASU 2011-5 will have a material impact on the Company’s consolidated financial statements.

NOTE 2. SECURITIES AVAILABLE FOR SALE

At June 30, 2011 and December 31, 2010, the investment securities portfolio was comprised exclusively of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at June 30, 2011 and December 31, 2010 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
U.S. Government Sponsored Enterprises (GSE)	$97,804	$1,307	$1,113	$97,998
States and political subdivisions	97,962	1,295	492	98,765
GSE residential mortgage-backed securities	219,460	2,887	146	222,201

Total debt securities	415,226	5,489	1,751	418,964
Equity securities	2,095	130	116	2,109

Totals	$417,321	$5,619	$1,867	$421,073

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
U.S. Government Sponsored Enterprises (GSE)	$120,318	$1,491	$1,523	$120,286
States and political subdivisions	98,133	566	1,551	97,148
GSE residential mortgage-backed securities	212,260	960	1,044	212,176

Total debt securities	430,711	3,017	4,118	429,610
Equity securities	2,114	93	45	2,162

Totals	$432,825	$3,110	$4,163	$431,772

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
U.S. Government Sponsored Enterprises (GSE)	$43,945	$1,113	$0	$0	$43,945	$1,113
States and political subdivisions	26,603	396	578	96	27,181	492
GSE residential mortgage-backed securities	35,958	146	0	0	35,958	146

Total debt securities	106,506	1,655	578	96	107,084	1,751
Equity securities	782	115	5	1	787	116

Total temporarily impaired securities	$107,288	$1,770	$583	$97	$107,871	$1,867

December 31, 2010
GSE’s	$44,737	$1,523	$0	$0	$44,737	$1,523
States and political subdivisions	61,718	1,303	1,026	248	62,744	1,551
GSE residential mortgage- backed securities	124,685	1,044	0	0	124,685	1,044

Total debt securities	231,140	3,870	1,026	248	232,166	4,118
Equity securities	312	12	312	33	624	45

Total temporarily impaired securities	$231,452	$3,882	$1,338	$281	$232,790	$4,163

The Company had 72 securities and 126 securities at June 30, 2011 and December 31, 2010, respectively, in which the amortized cost exceeds their values, as discussed below.

U.S. Government Sponsored Enterprises (GSE). 29 GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, all of which are in the less than 12 months at June 30, 2011. At December 31, 2010, the Company had 50 GSE with unrealized losses, all of which were less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011 or at December 31, 2010.

State and Political Subdivisions. 29 state and political subdivision securities have amortized cost which exceeds their fair value, including 1 of which has been for greater than 12 months at June 30, 2011. At December 31, 2010, 63 state and political subdivisions had unrealized losses, 3 of which were greater than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The security which has had an unrealized loss for over 24 months at June 30, 2011 is a California issue that is carrying a low market value due to it being a zero coupon bond, which is hindered by the state’s economic issues, and not the underlying credit worthiness of the issuer. This security carries an investment grade rating. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Equity Securities. 14 equity securities have cost which exceeds their fair value, including 1 of which has been greater than 12 month at June 30, 2011. At December 31, 2010, 13 equity securities had unrealized losses, of which 7 had unrealized losses for greater than 12 months. These securities are among various industries, including financial, industrial, consumer, energy, health care and a large cap fund, In considering whether the equity securities are other-than-temporarily impaired, management reviews the severity and duration of decline in fair value, research reports, analysts recommendations, credit rating changes, news stories and other relevant information. Management believes the equity securities are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Company recorded no other than temporary impairment expense on equity securities for the quarters or six months ended June 30, 2011 and December 31, 2010.

The amortized cost and fair values of securities available for sale at June 30, 2011 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,964	$13,031
Due after one year through five years	13,083	13,317
Due after five years through ten years	98,527	99,031
Due after ten years	71,192	71,384
GSE residential mortgage-backed securities	219,460	222,201

Total debt securities	415,226	418,964
Equity securities	2,095	2,109

	$417,321	$421,073

Proceeds from sales of securities available for sale for the quarters ended June 30, 2011 and 2010 were $36,679,000 and $157,529,000. Gross gains on the sales of securities were $921,000 and $2,500,000 for the quarters ended June 30, 2011 and 2010. Gross losses on securities available for sale were $73,000 and $321,000.

Securities with a fair value of $294,714,000 and $271,689,000 at June 30, 2011 and December 31, 2010 were pledged to secure public funds and for other purposes as required or permitted by law.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of June 30, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial real estate:
Owner-occupied	$198,495	$172,000
Non-owner occupied	134,191	143,372
Multi-family	27,880	24,649
Acquisition and development:
1-4 family residential construction	13,887	29,297
Commercial and land development	95,607	88,105
Commercial and industrial	283,029	263,943
Residential mortgage:
First lien	118,954	119,450
Home equity - term	39,584	40,818
Home equity - Lines of credit	75,392	71,547
Installment and other loans	12,014	11,112

	$999,033	$964,293

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

The Loan Review department performs annual reviews of all commercial relationships with a committed loan balance in excess of $750,000, with ratification of the rating from the Board of Directors’ Credit Administration Committee for loans between $750,000 - $1,000,000. Loans reviewed in excess of $1,000,000 are presented to the Credit Administration Committee with a formal review and rating. All relationships rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, including reaffirmation of the rating, review of detailed collateral analysis and the development of an action plan. In addition to the policy guidelines noted above, the Company expanded its review coverage during the second quarter in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed and assigned a loan rating.

The following summarizes the Bank’s ratings based on its internal risk rating system as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2011:
Commercial real estate:
Owner-occupied	$171,679	$10,563	$13,952	$1,612	$689	$198,495
Non-owner occupied	95,439	13,298	23,376	1,527	551	134,191
Multi-family	19,001	1,270	4,544	3,065	0	27,880
Acquisition and development:
1-4 family residential construction	9,206	293	4,256	132	0	13,887
Commercial and land development	54,488	13,167	17,489	10,463	0	95,607
Commercial and industrial	203,533	14,591	35,225	29,295	385	283,029
Residential mortgage:
First lien	116,681	0	1,809	464	0	118,954
Home equity - term	38,451	0	423	710	0	39,584
Home equity - Lines of credit	75,166	0	226	0	0	75,392
Installment and other loans	12,014	0	0	0	0	12,014

	$795,658	$53,182	$101,300	$47,268	$1,625	$999,033

December 31, 2010
Commercial real estate:
Owner-occupied	$162,968	$2,035	$6,311	$0	$686	$172,000
Non-owner occupied	120,633	4,274	15,495	2,970	0	143,372
Multi-family	20,030	676	3,853	0	90	24,649
Acquisition and development:
1-4 family residential construction	24,199	2,297	2,801	0	0	29,297
Commercial and land development	79,391	2,487	6,134	93	0	88,105
Commercial and industrial	221,111	17,062	14,992	9,770	1,008	263,943
Residential mortgage:
First lien	117,607	0	1,373	470	0	119,450
Home equity - term	39,279	0	828	711	0	40,818
Home equity - Lines of credit	71,364	0	183	0	0	71,547
Installment and other loans	11,062	0	50	0	0	11,112

	$867,644	$28,831	$52,020	$14,014	$1,784	$964,293

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

As of June 30, 2011 and December 31, 2010, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired, however, nearly all restructured loans’ impairment was determined based on discounted cash flows. In addition to the policy guidelines noted above, the Company expanded its review coverage during the second quarter in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed and assigned a loan rating. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

Generally impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the properties’ fair value.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2011 and December 31, 2010:

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2011
Commercial real estate:
Owner-occupied	$2,301	$2,301	$623	$0	$0
Non-owner occupied	1,527	1,527	388	551	1,101
Multi-family	3,065	3,065	578	0	0
Acquisition and development:
1-4 family residential construction	132	132	33	0	0
Commercial and land development	10,462	10,462	1,479	0	0
Commercial and industrial	28,805	28,805	5,609	875	875
Residential mortgage:
First lien	464	464	4	0	0
Home equity - term	710	710	6	0	0

	$47,466	$47,466	$8,720	$1,426	$1,976

December 31, 2010
Commercial real estate:
Owner-occupied	$686	$687	$181	$0	$0
Non-owner occupied	2,064	2,065	980	0	0
Multi-family	90	90	90	0	0
Commercial and industrial	9,600	10,191	3,232	1,118	1,118
Residential mortgage:
First lien	470	470	12	0	0
Home equity - term	711	711	8	0	0

	$13,621	$14,214	$4,503	$1,118	$1,118

The following summarizes the average recorded investment in impaired loans and related interest income recognized for the three and six months ended June 30, 2011:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,727	$16	$1,380	$40
Non-owner occupied	1,589	13	1,747	26
Multi-family	1,533	6	1,052	43
Acquisition and development:
1-4 family residential construction	66	1	44	2
Commercial and land development	5,231	36	3,487	89
Commercial and industrial	20,182	237	17,027	495
Residential mortgage:
First lien	466	3	467	6
Home equity - term	710	2	710	4

Total	$31,504	$314	$25,914	$705

In the second quarter of 2011, the Company early adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU No. 2011-02). As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed terms and conditions to customers on restructured loans that had been completed in the past several months. In many instances, the Company was able to increase the interest rate on the loans and obtain additional collateral support for the borrowings, in exchange for extension of the loans’ terms. However, the new interest rate charged was considered to be at a below-market rate, which was determined to be a concession to its borrowers that were experiencing financial difficulties. Prior to their classification as troubled debt restructurings, these loans had been collectively evaluated for impairment consistent with the guidance in Subtopic 450-20. Upon identifying these receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption, or June 30, 2011, the recorded investment in receivables for which the allowance for loan losses was previously measured under a general allowance methodology and are now considered impaired under Section 310-10-35 was $33,670,000, and the allowance for loan losses associated with those receivables, on the basis of a current evaluation, was $5,700,000.

The following presents impaired loans that are troubled debt restructurings, with the recorded investment being both the pre-modification and post-modification balances, as well as the number of loans modified during the three and twelve month periods, as of June 30, 2011 and December 31, 2010.

	Troubled Debt Restructurings		New Troubled Debt Restructurings During Current YTD Period
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
June 30, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$932	1	$932
Non-owner occupied	2	1,527	2	1,527
Multi-family	1	893	1	893
Acquisition and development:
1-4 family residential construction	1	132	1	132
Commercial and land development	4	3,830	4	3,830
Commercial and industrial	23	26,356	23	26,356
Residential mortgage:
First lien	1	464	0	0
Home equity - term	1	710	0	0

	34	$34,844	32	$33,670

December 31, 2010
Accruing:
Residential mortgage:
First lien	1	$470	1	$470
Home equity - term	1	711	1	711

	2	$1,181	2	$1,181

The loans presented above were considered troubled debt restructurings as the result of the Company agreeing to below market interest rates, or for residential mortgage loans, a temporary reduction in interest rates for periods not exceeding 12 months in order to assist the borrowers to improve cash flows during such periods. No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2011 and December 31, 2010:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2011
Commercial real estate:
Owner-occupied	$193,930	$2,639	$766	$0	$3,405	$1,160	$198,495
Non-owner occupied	133,585	0	55	0	55	551	134,191
Multi-family	25,708	0	0	0	0	2,172	27,880
Acquisition and development:
1-4 family residential construction	13,783	0	104	0	104	0	13,887
Commercial and land development	87,617	814	542	2	1,358	6,632	95,607
Commercial and industrial	273,704	2,127	1,796	1,528	5,451	3,874	283,029
Residential mortgage:
First lien	115,792	1,068	191	1,561	2,820	342	118,954
Home equity - term	38,582	644	77	254	975	27	39,584
Home equity - Lines of credit	75,124	42	0	226	268	0	75,392
Installment and other loans	11,809	147	9	46	202	3	12,014

	$969,634	$7,481	$3,540	$3,617	$14,638	$14,761	$999,033

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2010
Commercial real estate:
Owner-occupied	$169,030	$986	$832	$466	$2,284	$686	$172,000
Non-owner occupied	141,095	213	0	0	213	2,064	143,372
Multi-family	24,559	0	0	0	0	90	24,649
Acquisition and development:
1-4 family residential construction	29,297	0	0	0	0	0	29,297
Commercial and land development	87,995	1	16	0	17	93	88,105
Commercial and industrial	252,144	287	466	420	1,174	10,625	263,943
Residential mortgage:
First lien	116,182	1,359	535	1,095	2,989	279	119,450
Home equity - term	40,503	161	62	75	298	17	40,818
Home equity - Lines of credit	71,215	60	89	142	291	41	71,547
Installment and other loans	10,793	251	17	50	318	1	11,112

	$942,813	$3,318	$2,017	$2,248	$7,584	$13,896	$964,293

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

Other (two factors) – Other factors considered include concentrations of credit from loan type or shifts in industry or geographic region.

Activity in the allowance for loan losses for three months ended June 30, 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
Balance, beginning of period	$4,884	$3,245	$8,212	$1,712	$93	$252	$18,398
Provision for loan losses	2,894	4,357	12,138	517	13	1,311	21,230
Charge-offs	(542)	(2,576)	(9,218)	(79)	(17)	0	(12,432)
Recoveries	8	0	0	0	8	0	16

Balance, end of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212

Activity in the allowance for loan losses for six months ended June 30, 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	3,165	5,835	13,600	427	0	1,398	24,425
Charge-offs	(1,253)	(2,576)	(9,263)	(140)	(24)	0	(13,256)
Recoveries	8	0	0	0	15	0	23

Balance, end of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212

The rollforward of the allowance for loan losses for the three and six months ended June 30, 2010 is as follows:

(Dollars in Thousands)	Three Months Ended	Six Months Ended
Balance at beginning of period	$12,020	$11,067
Provision for loan losses	5,000	6,420
Recoveries	67	85
Loans charged-off	(2,505)	(2,990)

Balance at end of period	$14,582	$14,582

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at June 30, 2011 and December 31, 2010:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2011
Loans allocated by:
Individually evaluated for impairment	$7,444	$10,594	$29,680	$1,174	$0	$0	$48,892
Collectively evaluated for impairment	353,122	98,900	253,349	232,756	12,014	0	950,141

	$360,566	$109,494	$283,029	$233,930	$12,014	$0	$999,033

Allowance for loan losses allocated by:
Individually evaluated for impairment	$1,589	$1,512	$5,609	$10	$0	$0	$8,720
Collectively evaluated for impairment	5,655	3,514	5,523	2,140	97	1,563	18,492

	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212

December 31, 2010
Loans allocated by:
Individually evaluated for impairment	$2,840	$0	$10,718	$1,181	$0	$0	$14,739
Collectively evaluated for impairment	337,181	117,402	253,225	230,634	11,112	0	949,554

	$340,021	$117,402	$263,943	$231,815	$11,112	$0	$964,293

Allowance for loan losses allocated by:
Individually evaluated for impairment	$1,251	$0	$3,232	$20	$0	$0	$4,503
Collectively evaluated for impairment	4,073	1,767	3,563	1,843	106	165	11,517

	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

NOTE 4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

The Company entered into three (3) rate swap agreements during 2008 and 2009 related to fixed rate loans. The Company uses these interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Company converts floating rate assets into fixed rate assets. These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting. A portion of the amount included in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur.

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

The balances of the derivative instruments on the consolidated financial statements as of June 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
June 30, 2011:
Interest rate swap - 5 year cash flow	$20,000	$791	other assets	11/26/2013	5.28%

December 31, 2010:
Interest rate swap - 5 year cash flow	20,000	804	other assets	11/26/2013	5.28%
Interest rate swap - 4 year cash flow	10,000	209	other assets	05/27/2013	4.54%

	$30,000	$1,013			5.03%

The effects of the interest rate swaps on the Company’s income statement for the quarters and six months ended June 30, 2011 and 2010 are as follows:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Realized portion)
(Dollars in thousands)	2011	2010		2011	2010
For three months ended June 30
Interest rate swap - 4 year cash flow	$0	$(406)	Interest income	$0	$0
Interest rate swap - 5 year cash flow	141	535	Interest income	103	101
Interest rate swap - 4 year cash flow	0	228	Interest income	0	32

	$141	$357		$103	$133

	2011	2010		2011	2010
For six months ended June 30
Interest rate swap - 4 year cash flow	$0	$(152)	Interest income	$0	$243
Interest rate swap - 5 year cash flow	(38)	781	Interest income	204	202
Interest rate swap - 4 year cash flow	(92)	348	Interest income	32	64

	$(130)	$977		$236	$509

Derivatives in cash flow hedging relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(Dollars in thousands)		2011	2010
For three months ended June 30
Interest rate swap - 4 year cash flow	Other income	$0	$(22)
Interest rate swap - 5 year cash flow	Other income	13	11
Interest rate swap - 4 year cash flow	Other income	0	0

		$13	$(11)

		2011	2010
For six months ended June 30
Interest rate swap - 4 year cash flow	Other income	$0	$(5)
Interest rate swap - 5 year cash flow	Other income	25	22
Interest rate swap - 4 year cash flow	Other income	118	0

		$143	$17

Under the terms of the agreement, the Bank pays interest monthly at the rate equivalent to Wall Street Journal prime and receives interest income monthly at the fixed rate shown above. In July 2011, the Company sold its remaining $20,000,000 notional value interest rate swap at an approximate $673,000 gain.

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

NOTE 6. EARNINGS PER SHARE

Earnings per share for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
(Dollars In Thousands, except per share data)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$(10,623)	$3,904	$(6,796)	$7,310

Weighted average shares outstanding (basic)	8,000	7,962	7,994	7,233
Impact of common stock equivalents	0	17	19	33

Weighted average shares outstanding (diluted)	8,000	7,979	8,013	7,266

Per share information:
Basic earnings per share	$(1.33)	$0.49	$(0.85)	$1.01
Diluted earnings per share	$(1.33)	$0.49	$(0.85)	$1.01

Stock options for 371,000 and 251,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2011 and 2010, as their exercise would have been antidilutive. Stock options for 289,000 and 197,000 shares of common stock were not considered for the six months ended June 30, 2011 and 2010 as they were antidilutive. The shares were antidilutive either due to the Company recognizing a net loss for the period or the options’ exercise price exceeded the average market value.

NOTE 7. COMPREHENSIVE INCOME

The Company’s other comprehensive income (loss) items are limited to unrealized gains on securities available for sale and unrealized gains (losses) on derivatives used for cash flow hedges. The components of other comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Unrealized holding gains on securities available for sale arising during the period	$4,729	$6,262	$5,654	$7,708
Reclassification adjustment for gains realized in net income	(469)	(1,781)	(848)	(2,179)

Net unrealized gains	4,260	4,481	4,806	5,529
Tax effect	(1,491)	(1,568)	(1,682)	(1,935)

	2,769	2,913	3,124	3,594

Unrealized holding gains (losses) in fair value of derivatives used for cash flow hedges	140	356	(129)	1,755
Reclassification adjustment for gains realized in net income	0	0	(118)	(778)

Net unrealized gains (losses)	140	356	(247)	977
Tax effect	(49)	(125)	86	(342)

	91	231	(161)	635

Total other comprehensive income, net of tax and reclassification adjustments	$2,860	$3,144	$2,963	$4,229

The components of accumulated other comprehensive income, net of taxes, are as follows:

	June 30, 2011	December 31, 2010
Unrealized gains (losses) on securities available for sale	$2,439	$(685)
Unrealized gains on derivatives used for cash flow hedges	436	597

	$2,875	$(88)

NOTE 8. OTHER COMMITMENTS

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. At June 30, 2011 and December 31, 2010, $27,970,000 and $29,558,000 of performance standby letters of credit have been issued. The Company does not anticipate any losses as a result of these transactions.

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

The Company had no fair value liabilities at June 30, 2011 or December 31, 2010. A summary of assets at June 30, 2011 and December 31, 2010, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2011
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$97,998	$0	$97,998
States and political subdivisions	0	98,765	0	98,765
GSE residential mortgage-backed securities	0	222,201	0	222,201

Total debt securities	0	418,964	0	418,964

Equity securities:
Diversified	52	0	0	52
Energy	242	0	0	242
Financial services	251	70	0	321
Industrials	135	0	0	135
Technology	476	0	0	476
Other	883	0	0	883

Total equity securities	2,039	70	0	2,109

Total securities	$2,039	$419,034	$0	$421,073

Interest rate swaps	$0	$791	$0	$791

December 31, 2010
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$120,286	$0	$120,286
States and political subdivisions	0	97,148	0	97,148
GSE residential mortgage-backed securities	0	212,176	0	212,176

Total debt securities	0	429,610	0	429,610

Equity securities:
Diversified	267	0	0	267
Energy	60	0	0	60
Financial services	351	279	0	630
Industrials	208	0	0	208
Technology	147	0	0	147
Other	784	66	0	850

Total equity securities	1,817	345	0	2,162

Total securities	$1,817	$429,955	$0	$431,772

Interest rate swaps	$0	$1,013	$0	$1,013

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

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is older than two years, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $8,720,000 and $4,503,000 at June 30, 2011 and December 31, 2010, respectively.

Foreclosed Real Estate Owned

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were 2 other real estate owned properties with cumulative write-downs totaling $40,000 for June 30, 2011.

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

A summary of assets at June 30, 2011 and December 31, 2010 measured at fair value on a nonrecurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2011
Impaired loans, net	$0	$0	$38,746	$38,746
Foreclosed real estate	0	0	56	56

December 31, 2010
Impaired loans, net	$0	$0	$9,118	$9,118
Foreclosed real estate	0	0	259	259
Mortgage servicing rights	0	0	2,057	2,057

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$14,470	14,470	$10,400	$10,400
Federal funds sold	2,230	2,230	8,800	8,800
Short-term investments	2,728	2,728	2,728	2,728
Interest bearing deposits with banks	3,585	3,585	925	925
Restricted investments in bank stock	9,331	9,331	8,798	8,798
Securities available for sale	421,073	421,073	431,772	431,772
Loans held for sale	4,945		2,693
Loans	999,033		964,293
Allowance for loan losses	(27,212)		(16,020)

Net loans	976,766	936,993	950,966	937,928
Accrued interest receivable	5,685	5,685	5,715	5,715
Mortgage servicing rights	2,227	2,419	2,057	2,057
Interest rate swaps	791	791	1,013	1,013
Financial Liabilities
Deposits	$1,260,206	$1,264,750	$1,188,377	$1,192,028
Short-term borrowings	62,878	62,878	87,850	87,850
Long-term debt	44,753	45,893	65,178	66,397
Accrued interest payable	1,079	1,079	1,053	1,053
Off-balance sheet instruments	0	0	0	0

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Company) is a financial holding Company with a wholly-owned bank subsidiary, Orrstown Bank (the “Bank”). The following is a discussion of our consolidated financial condition at June 30, 2011 and results of operations for the three and six months ended June 30, 2011 and June 30, 2010. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. As of June 30, 2011, Management has concluded that a valuation allowance is not needed on its net deferred tax asset.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

SUMMARY OF FINANCIAL RESULTS

The Company recorded a net loss of $10.6 million for the second quarter of 2011 compared to net income of $3.9 million for the same period in 2010, representing a decrease of $14.5 million or 372%. Diluted earnings (loss) per share for the second quarter of 2011 were ($1.33), compared to $0.49 for the second quarter of 2010. Earnings per share declined in 2011 compared to 2010, primarily the result of posting a net loss for the period. On a year-to-date basis, the net loss recorded for the period was $6.8 million for 2011, compared to net income of $7.3 million in 2010. Diluted earnings (loss) per share totaled ($0.85) for the six months ended June 30, 2011 compared to $1.01 in 2010.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

	Three Months Ended		Six Months Ended
	June, 30, 2011	June, 30, 2010	June, 30, 2011	June, 30, 2010
Return on average assets	(2.77%)	1.18%	(0.90%)	1.15%
Return on average tangible assets	(2.80%)	1.22%	(0.90%)	1.18%
Return on average equity	(26.03%)	10.20%	(8.44%)	11.04%
Return on average tangible equity	(29.69%)	12.02%	(9.57%)	13.23%
Average equity / average assets	10.65%	11.56%	10.65%	10.42%

Supplemental Reporting of Non-GAAP-based Financial Measures

Tangible book value per share is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. A reconciliation of book value per share to tangible book value per share is as follows:

(Dollars in thousands, except per share data)	June 30, 2011	December 31, 2010
Common shareholder’s equity	$153,441	$160,484
Less: intangible assets	20,593	20,698

Tangible common equity	$132,848	$139,786

Book value per share	$19.15	$20.10
Less: intangible assets per share	2.57	2.60

Tangible book value per share	$16.58	$17.50

Total assets	$1,531,290	$1,511,722
Less intangible assets	20,593	20,698

Tangible assets	$1,510,697	$1,491,024

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

For Quarter Ended:	June 30, 2011	June 30, 2010
Return on Average Assets (GAAP basis)	(2.77%)	1.18%
Effect of excluding average intangible assets and related amortization, net of tax	(0.03%)	0.04%

Return on Average Tangible Assets	(2.80%)	1.22%

Return on Average Equity (GAAP basis)	(26.03%)	10.20%
Effect of excluding average intangible assets and related amortization, net of tax	(3.66%)	1.82%

Return on Average Tangible Equity	(29.69%)	12.02%

For Six Months Ended:	June 30, 2011	June 30, 2010
Return on Average Assets (GAAP basis)	(0.90%)	1.15%
Effect of excluding average intangible assets and related amortization, net of tax	0.00%	0.03%

Return on Average Tangible Assets	(0.90%)	1.18%

Return on Average Equity (GAAP basis)	(8.44%)	11.04%
Effect of excluding average intangible assets and related amortization, net of tax	(1.13%)	2.19%

Return on Average Tangible Equity	(9.57%)	13.23%

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2011 COMPARED TO QUARTER ENDED JUNE 30, 2010

Net loss for the quarter ended June 30, 2011 was $10.6 million , compared to net income of $3.9 million in 2010, resulting in diluted earnings (loss) per share of ($1.33) and $0.49 for the periods. As a result of the net loss for the 2011 period, the Company’s return on assets and return on tangible equity ratios were negative for the period, compared to 1.18% and 12.02%, respectively, in 2010.

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

The “Average Balances and Interest Rates” table presents net interest income on a fully taxable equivalent basis, net interest rate spread and net interest margin for the quarters ended June 30, 2011 and 2010.

Net interest income measured on a fully tax equivalent basis, totaled $13.5 million for the three months ended June 30, 2011, a $1.8 million, or 15.6%, increase over 2010. The growth in net income came principally through an increase in interest earning assets, which averaged $1.45 billion for the quarter ended June 30, 2011, compared to $1.23 billion in 2010. Slightly offsetting the growth in interest earning assets was a 6 basis point decline in net interest margin. Despite the low interest rate environment, the Company has been able to manage its blend of interest earnings assets and liabilities so that net interest margin has only declined slightly, from 3.77% for the three months ended June 30, 2010 to 3.71% in 2011. On a linked-quarter basis, net interest margin increased from 3.68% for the quarter ended March 31, 2011 to 3.71% for the second quarter of 2011. The Company has been able to lower its overall cost of funds to 0.76% for the period, an improvement over the prior year’s cost of funds of 1.05% and the prior quarter’s cost of 0.84%. The net interest spread has steadily been increasing the last four quarters, and was 3.60% for the quarter ended June 30, 2011 versus 3.59% in the previous quarter and 3.54% for 2010’s fourth quarter.

Average interest bearing deposits increased $183.3 million, or 17.2%, resulting from the Company’s overall customer service model, its market position in several attractive markets, and due to the favorable rating the Bank has received from IDC Financial Publishing, Inc. (IDC), an independent bank safety rating agency which uses its unique rankings of financial ratios to determine the quality ratings of financial institutions. This strong rating facilitates the Company’s ability to attract time deposits and brokered deposits. Average balance of time deposits of $596.1 million for the quarter ended June 30, 2011 exceeded 2010’s average balance of $483.8 million by 23.2%. Interest expense decreased $509,000, or 15.7% from $3.2 million for the quarter ended June 30, 2010 to $2.7 million for the quarter ended June 30, 2011. The Company recognizes that brokered funds are more volatile funding source than core deposits. However, given the current interest rate environment and the steepness of the interest rate curve, the Company elected to collect these funds and earn a spread on them in order to enhance net interest income. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage backed securities, which provide a regular stream of monthly cash flows, and can be used to meet the maturity needs of time and brokered deposits. We have matched cash flows from the debt securities portfolio with nontraditional cash flows to enable us to unwind the strategy if loan demand continues to increase or if the yield curve flattens.

Interest income earned on loans increased from $12.4 million for the quarter ended June 30, 2010 to $12.7 million in 2011, a 2.5% increase. The growth in the loan portfolio was the primary reason for the increase in net interest income. Average loans increased $111.3 million, or 12.3%, from the quarter ended

June 30, 2010 to June 30, 2011. The increase in average loans is the result of the Company’s desire to continue to grow its loan portfolio and deploy its capital. This growth has come principally in some of the Company’s less mature markets, in which we have hired additional lending officers, which has increased opportunities in these markets served. The growth experienced in the loan portfolio in the second half of 2010, supplemented with the loan demand in the first half of 2011, provided the strong growth in average loan balances. Due to the variable nature of a large portion of the loan portfolio, along with the implementation of floors as loans renewed, the decline in average rate earned on loans was not as severe as the securities portfolio or that paid on longer term borrowings. The rate earned on loans was 4.96%, or 49 b.p. less than 2010, and partially offset the increase in interest income that resulted from higher average balances.

As a result of the increase in its deposit base, the Company has placed less reliance on more costly long-term borrowings. Interest expense on long-term debt has decreased $135,000 from $408,000 for the quarter ended June 30, 2010 to $273,000 in the corresponding quarter in 2011. Reduction in average daily balance of $5.6 million for 2011 compared to 2010 and the lower rate paid of 2.43% in 2011 compared to 3.19% in 2010 contributed to reduced interest expense.

The Company’s net interest margin declined by 6 b.p. in the quarter ended June 30, 2011 compared to 2010. Given the continued low interest rate, reduced rates earned on interest earning assets outpaced the reduction in rates that we could pass on to our customers, and resulted in the lower interest rate spread and margin.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Average Balances and Interest Rates

	Three Months Ended
	June 30, 2011			June 30, 2010
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$29,556	$21	0.28%	$32,301	$33	0.41%
Securities	406,048	3,547	3.50	298,894	2,518	3.41
Loans	1,013,111	12,687	4.96	901,812	12,383	5.45

Total interest-earning assets	1,448,715	16,255	4.47	1,233,007	14,934	4.82
Other assets	88,585			94,011

Total	$1,537,300			$1,327,018

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$466,086	$416	0.36	$402,872	$732	0.73
Savings deposits	71,806	36	0.20	63,679	45	0.28
Time deposits	596,138	1,907	1.28	483,824	1,970	1.63
Short term borrowings	72,943	95	0.52	67,571	81	0.48
Long term debt	44,936	273	2.43	50,620	408	3.19

Total interest bearing liabilities	1,251,909	2,727	0.87	1,068,566	3,236	1.22

Non-interest bearing demand deposits	111,957			96,099
Other	9,753			8,896

Total Liabilities	1,373,619			1,173,561
Shareholders’ Equity	163,681			153,457

Total	$1,537,300		0.76%	$1,327,018		1.05%

Net interest income (FTE)/net interest spread		13,528	3.60%		$11,698	3.60%

Net interest margin			3.71%			3.77%

Tax-equivalent adjustment		(718)			(398)

Net interest income		$12,810			$11,300

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.

For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2011 totaled $21.2 million, an increase over the second quarter 2010 provision of $5.0 million. The increase in the provision for loan losses was attributable to the following factors:

•

An elevated charge-off of $5.6 million above that which was initially reserved on a previously reported commercial credit in which the borrower is currently in bankruptcy. As a result of the Bank’s recent termination of its involvement with the borrower’s Plan of Reorganization exit financing, it was determined prudent to charge-off the entire loan balance, as the Bank is presently listed as an unsecured non-priority claimant in the pre-petition indebtedness.

•

Management reviewed several lending relationships with other borrowers in light of the issuance of new accounting guidance in 2011, as discussed further in the “Allowance for Loan Losses” section. During the past few months, the Bank proactively took actions with these borrowers to enable them to repay their loans under revised terms and conditions, which was felt to mitigate loss potential to the Bank while allowing the borrowers to work through these soft economic times. In many instances, the Bank was able to increase the interest rate on the loans and obtain additional collateral support for the borrowings, in exchange for extension of the loan terms. According to the recently issued accounting guidance, these loans were determined to be restructured loans in the second quarter of 2011, and valuation reserves totaling $5.8 million were established on them, based principally on discounted cash flows. All restructured loans are currently performing in accordance with their modified conditions.

•

Prolonged softening real estate conditions, particularly in the Bank’s southern market, have resulted in additional loan loss provision levels, as the allowance for loan losses was replenished for a $2.6 million real estate construction loan that was charged-off in the quarter. The underlying collateral securing the loan is currently listed for sale at a price in excess of the recently received independent appraised value. Real estate values are depressed due to lack of growth in the market, abundance of properties available, and appraiser conservatism in their assignment of values.

•

The Bank’s recognition of continuing softness in overall economic conditions and deterioration of underlying collateral securing lending relationships resulted in an ongoing credit review process during the quarter that covered 75% of the commercial loan portfolio as measured in dollars. This led to downgraded internal risk ratings on many existing credits, and subsequently raised reserve levels. Loans classified as ‘substandard’ or ‘doubtful’ have increased to $150.2 million, compared to $90.4 million and $67.8 million at March 31, 2011 and December 31, 2010, respectively.

•

The continued economic pressures on customers and valuations on underlying collateral resulted in management increasing its qualitative reserve allocations on its loan portfolios to reflect these conditions. In addition, the $13.2 million in net charge-offs experienced in 2011 resulted in increased quantitative reserve allocations to specific loan portfolios.

Other Income

Noninterest income, excluding securities gains, totaled $4.7 million for the three months ended June 30, 2011, compared to $5.7 million in 2010. Included in 2010’s income was $239,000 recognized in life insurance death benefits upon the death of a former director and a gain on the sale of fixed rate for floating rate interest rate swap in the amount of $778,000 and is included in other income. Excluding these items, noninterest income remained consistent between the two periods, with some shift to deposit accounts charges, and less loan related fees received on prepayment penalties, letters of credit fees and other loan services.

Trust department and brokerage income increased $244,000, or 19.2% for the quarter ended June 30, 2011 compared to 2010, as a result of the stock market starting to show signs of recovery, and additional trust assets under management, which increased from $840.8 million at June 30, 2010 to $964.8 million at June 30, 2011.

Service charges on deposit accounts increased 3.3%, to $1.6 million for the quarter ended June 30, 2011. The increase was principally the result of increased revenues earned on debit cards, partially offset by a decline in overdraft charges to depositors in the period.

Securities gains totaled $469,000 for the three months ended June 30, 2011, compared to $1.8 million in 2010. The difference in gains taken between the two periods was the result of interest rate and market conditions, and the Company’s asset liability management strategies.

The Company continues to advertise and market itself in order for consumers to recognize the broad range of financial services and products the Company has to offer, and to increase its brand recognition. Through the use of enhanced technology, the Company expects it will be able to reach a broader market which will allow it to continue to grow its customer base.

Other Expenses

As a result of the growth the Company has experienced, noninterest expenses rose from $8.5 million during the second quarter of 2010 to $9.7 million for the same period in 2011, an increase of $1.2 million, or 14.3%.

The following contributed to the net increase in other expenses:

•

Salaries decreased $302,000, from $4.5 million for the second quarter of 2010 to $4.2 million for the second quarter of 2011. The decrease was primarily attributable to the reduction in employee benefit accruals based on the Company’s performance, including discretionary executive bonuses and profit sharing accruals. Offsetting the reduction in these accruals was a growth in the number of full-time equivalents from 276 at June 30, 2010 to 302, at June 30, 2011.

•

Advertising and bank promotions increased $66,000 for the second quarter of 2011 as compared to 2010. The increase in expense is a result of commitments to the communities that the Bank serves as we continue to build relationships and expand our presence in these market areas.

•

FDIC insurance increased $472,000, from $290,000 for the three months ended June 30, 2010 to $762,000 for the same period in 2011. The increase is due to higher deposit balances and increased assessments recorded in 2011 compared to 2010.

•

Professional services totaled $546,000 for the three months ended June 30, 2011, an increase of $392,000 over $154,000 in 2010. The increase in expenses can be attributed to increased professional services, including third party loan review assistance, legal costs associated with loan workouts and foreclosures, and increased audit fees due to increasing complexity and additional requirements of financial and regulatory reporting.

•

Collection and other real estate owned expenses, included in other operating expenses, increased approximately $81,000, from $136,000 for the quarter ended June 30, 2010 to $217,000 for the quarter ended June 30, 2011. These expenses have increased as a result of the loans classified as corrective action and work-out plans are outlined with the customers in order to protect the Company from risk of loss.

•

The Company established a $250,000 reserve for off-balance sheet commitments during the three months ended June 30, 2011, which is included in other expenses. As noted in the provision for loan losses section, the continuing softness in overall economic conditions and deterioration of underlying collateral resulted in the need for a reserve for unfunded commitments, particularly construction and development loans which need completed.

•

The Company has held a real estate property for several years for possible branch or operations expansions. During the quarter ended June 30, 2011, the Company obtained an updated appraisal on this property, and deemed it appropriate to record a $156,000 charge to mark the property to its fair value. This charge is included in other expenses.

•	The remainder of the increase in other expenses is primarily the result of the growth experiences by the Company.

In order to better understand how other expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. The Company’s efficiency ratio was 52.6% for the quarter ended June 30, 2011, compared to 48.7% in 2010, but improved sequentially from 52.9% during the first quarter of 2011.

Income Tax Expense

The Company recorded an income tax benefit of $2.3 million for the quarter ended June 30, 2011, compared to income tax expense of $1.4 million for the same period in 2010. A meaningful comparison of income tax expense to levels of pre-tax income is its effective tax rate, which is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

The Company’s effective tax rate declined to 17.9% for the quarter ended June 30, 2011 compared to 25.8% for the corresponding prior year period. For interim financial reporting, the Company computes its income tax expense (benefit) based on its estimated effective tax rate for the year, as noted in ASC 740-270-25. The lower effective tax rate in 2011 is the direct result of greater levels of tax-free income as a percentage of estimated taxable income anticipated to be earned for the year. The large provision for loan losses recorded during the quarter ended June 30, 2011 results in lower estimated taxable income for the year, and in a lower estimated effective tax rate.

As a result of utilizing the estimated annual effective tax rate in calculating the income tax benefit, the full benefit of the higher than normal provision for loan losses was not recognized in this quarter. It is anticipated the effective tax rate for the last two quarters of 2011 will remain lower than the historical 2010 and first quarter of 2011’s rate. By year end, the full income tax benefit of the higher than normal provision for loan losses will be recognized.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010

Net loss for the six months ended June 30, 2011 was $6.8 million compared to net income of $7.3 million in 2010, resulting in diluted earnings (loss) per share of ($0.85) and $1.01 for the periods. As a result of the net loss for the 2011 period, the Company’s return on assets and return on tangible equity ratios were negative for the period, compared to 1.15% and 13.23%, respectively, in 2010.

Net Interest Income

The “Average Balances and Interest Rates YTD” table presents net interest income on a fully taxable equivalent basis, net interest rate spread and net interest margin for the six ended June 30, 2011 and 2010.

For the six months ended June 30, 2011, net interest income measured on a full tax equivalent basis, increased $4.0 million, or 17.8%, to $26.6 million from $22.6 million in the corresponding period in 2010. The primary reason for the increase in net interest income was an increase in average earning assets from $1.88 billion for the first six months of 2010 to $1.434 billion in 2011. Offsetting the growth in average interest earning assets was a decline in net interest margin by 6 basis points (b. p.), from 3.77% in 2010 to 3.70% for 2011. The net interest spread for the six months ending June 30, 2011 was 3.58%, compared to 3.64% for the same period in 2010.

The largest portion of the increase in interest income was the result of interest earned on the securities portfolio, which totaled $6.8 million for the six months ended June 30, 2011, an increase of 47.5%, or $2.2 million over 2010.

The growth in securities was funded principally through the growth in time deposit accounts. Average interest bearing deposits increased $209.6 million, or 23.3%, resulting from the Company’s overall customer service model, its market position in several attractive markets, and due to the favorable rating the Bank has received from IDC Financial Publishing, Inc. Average balance of time deposits of $598.0 million for the six months ended June 30, 2011 exceeded 2010’s average balance of $462.6 million by 29.3%, however, interest expense only increased $19,000, or 0.5%. The Company recognizes that brokered funds are a more volatile funding source than core deposits. However, given the current interest rate environment and the steepness of the interest rate curve, the Company elected to collect these funds and earn a spread on them in order to enhance net interest income. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage backed securities, which provide a regular stream of monthly cash flows, and can be used to meet the maturity needs of time and brokered deposits. We have matched cash flows from the debt securities portfolio with nontraditional cash flows to enable us to unwind the strategy if loan demand continues to increase or if the yield curve flattens.

Interest income earned on loans increased from $24.4 million for the first six months ended June 30, 2010 to $25.4 million in 2011, a 4.0% increase. For the first half of 2011, average loans increased $98.8 million, or 11.0%, to $994.7 million from $896.0 million in the first half of 2010. The increase in average loans is the result of the Company’s desire to continue to grow its loan portfolio and deploy its capital. This growth has come principally in some of the Company’s less mature markets, in which we have hired additional lending officers, which has increased opportunities in these markets served. The growth experienced in the loan portfolio in the second half of 2010, supplemented with the loan demand in the first quarter of 2011, provided the strong growth in average loan balances. Due to the variable nature of a large portion of the loan portfolio, along with the implementation of floors as loans renewed, the decline in average rate earned on loans was not as severe as that paid on longer term borrowings.

As a result of the increase in its deposit base, the Company has placed less reliance on more costly long-term borrowings. Interest expense on long-term debt has decreased $288,000 from $850,000 for the six months ended June 30, 2010 to $562,000 in the corresponding quarter in 2011. Reduction in average daily balance of $4.5 million for 2011 compared to 2010, and the lower rate paid of 2.38% in 2011 compared to 3.28% in 2010 contributed to the reduced interest expense.

The Company’s net interest spread has declined by 6 b.p., and the net interest margin has declined by 7 b.p. each for the six months ended June 30, 2011 compared to 2010. Given the continued low interest rate, reduced rates earned on interest earning assets outpaced the reduction in rates that we could pass on to our customers, and resulted in the lower interest rate spread and margin. The net interest spread was 3.58% and net interest margin was 3.70% for the first six months of 2011.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Average Balances and Interest Rates

	Six Months Ended
	June 30, 2011			June 30, 2010
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$23,749	$45	0.38%	$28,031	$63	0.45%
Securities	415,787	6,828	3.29	264,061	4,630	3.51
Loans	994,729	25,393	5.10	895,971	24,409	5.43

Total interest-earning assets	1,434,265	32,266	4.50	1,188,063	29,102	4.89
Other assets	90,422			93,842

Total	$1,524,687			$1,281,905

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$443,289	$865	0.39	$376,749	$1,411	0.76
Savings deposits	69,735	74	0.21	62,078	90	0.29
Time deposits	597,975	3,945	1.33	462,590	3,926	1.68
Short term borrowings	84,489	218	0.52	94,554	245	0.52
Long term debt	47,467	562	2.38	51,950	850	3.28

Total interest bearing liabilities	1,242,955	5,664	0.92	1,047,921	6,522	1.25

Non-interest bearing demand deposits	109,551			92,235
Other	9,801			8,215

Total Liabilities	1,362,307			1,148,371
Shareholders’ Equity	162,380			133,534

Total	$1,524,687		0.80%	$1,281,905		1.12%

Net interest income (FTE)/net interest spread		26,602	3.58%		$22,580	3.64%

Net interest margin			3.70%			3.77%

Tax-equivalent adjustment		(1,404)			(783)

Net interest income		$25,198			$21,797

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.

For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2011 totaled $24.4 million, an increase over the prior year’s amount of $6.4 million. The factors attributable to the increase in the provision for loan losses were consistent with the factors mentioned above under in the “Quarter Ended June 30, 2011 Compared to June 30, 2010” discussion, and include specifically identifiable charge-offs of two relationships totaling $8.2 million, and the establishment of valuation reserves of $5.8 million, determined principally through discounted cash flows, on restructured loans. Additionally, the elevated provision for loan losses resulted from downgrades in internal risk ratings of loans and loans considered impaired, which were influenced by continuing softness in economic conditions and deterioration of underlying collateral securing the loans.

Other Income

Noninterest income excluding securities gains, totaled $9.4 million for the six months ended June 30, 2011, compared to $9.7 million in 2010. Noninterest income generation increased across most business lines including Orrstown Financial Advisors, mortgage originations, and retail deposits. These business lines have been able to capitalize on favorable market conditions, which include:

•

Service charges on deposit accounts increased 3.2%, from $3.0 million for the six months ended June 30, 2010 to $3.1 million in 2011. The increase was principally the result of increased revenues earned on debit cards. Partially offsetting the increase was a decline in overdraft charges to depositors during the period, as we have experienced customers being more cautious in their spending given the economic times, and less likely to overdraw their accounts.

•

Other service charges, commissions and fees declined $332,000 during the period, from $1.0 million for the six months ended June 30, 2010 to $697,000 for the corresponding period in 2011. The decrease is primarily the result of loan service fees, in which we have seen reduced frequency of customers willing to pay prepayment penalties and the need for letter of credit facilities.

•

Trust department and brokerage income increased $527,000, or 21.9% for the six months ended June 30, 2011 compared to 2010. The increase was a result of increases in trust and brokerage activity as the stock market has started to show signs of recovery, and additional trust assets under management, which increased from $840.8 million at June 30, 2010 to $964.8 million at June 30, 2011.

•

During the first six months of 2011, the continued low interest rate environment and additional mortgage originators have led to an increase in new mortgage loan applications as well as refinancing activities compared to the same period in 2010. Given this low interest rate environment, the Company generally sells its 30-year conforming loans to investors. As a result, income on mortgage banking increased $307,000 to $1.3 million for six months ended June 30, 2011 compared to $1.0 million in 2010. The increase was attributable to an increase in the gain on sale of loans, as well as growth in mortgage servicing income, as the Company’s servicing portfolio increases. Included in the 2011’s results is the reversal of a $200,000 lower of cost or market charge on mortgage servicing rights taken in 2010, which was recovered when prepayment speeds slowed during 2011. The Company has recently seen a decline in refinancing activity, as mortgage rates have been low for a sustained period of time, and values of homes have been impacted by real estate conditions, which have limited customers’ abilities to refinance.

•

Earnings on life insurance decreased $25,000 from $605,000 for the six months ended June 30, 2010 to $580,000 for the six months ended June 30, 2011. The decline in earnings was the combination of $239,000 recognized in life insurance benefits upon the death of a former director in 2010, offset by higher average balances of bank owned life insurance during 2011 than in 2010 which enhanced earnings on the investments.

•	Included in other income in 2010 was gain on the sale of a fixed rate for floating rate interest swap in the amount of $778,000, with no similar gain taken in 2011.

Securities gains totaled $848,000 for the six months ended June 30, 2011, compared to $2.179 million in 2010. The difference in gains taken between the two periods was the result of interest rate and market conditions, and the Company’s asset liability management strategies.

The Company continues to advertise and market itself in order for consumers to recognize the broad range of financial services and products the Company has to offer, and to increase its brand recognition.

Through the use of enhanced technology, the Company expects it will be able to reach a broader market which will allow it to continue to grow its customer base.

Other Expenses

As a result of the growth the Company has experienced, noninterest expenses rose from $17.2 million during the first six months of 2010 to $19.2 for the same period in 2011, an increase of $2.0 million, or 11.0%. The following contributed to the net increase in other expenses.

•

Salaries and employee benefits decreased slightly to $9.0 million for the six months ended June 30, 2011 from $9.1 million for the corresponding period in 2010. The decrease was attributable to the reduction in employee benefit accruals based on the Company’s performance, including discretionary executive bonuses and profit sharing accruals. Offsetting the reduction in these accruals was a growth in the number of full-time equivalents from 276 at June 30, 2010 to 302 at June 30, 2011. As the Company’s operating performance improves during the last half of the year, additional discretionary employee benefits may be recorded.

•

Advertising and bank promotions increased $143,000 for the first six months of 2011 to $554,000 compared to $411,000 in 2010. The increase in expense is a result of commitments to the communities that the Bank serves as we continue to build relationships and expand our presence in these market areas.

•

FDIC insurance expense increased $478,000, or 57%, to $1.3 million for the six months ended June 30, 2011 from $834,000 for the same period in 2010. The increase is due to higher deposit balances and increased assessments recorded in 2011 compared to 2010.

•

Professional services totaled $868,000 for the six months ended June 30, 2011, an increase of $421,000 over 2010’s total of $447,000. The increase in expenses can be attributed to increased professional services, including third party loan review assistance, legal costs associated with loan workouts and foreclosures, and increased audit fees due to increasing complexity and additional requirements of financial and regulatory reporting.

•

Taxes, other than income, increased from $355,000 during the first six months of 2010 to $410,000 in 2011, a $55,000 increase. Pennsylvania’s Bank Shares Tax Expense is based on the last six years’ rolling average equity, as defined. The increase in expense was a direct result of the growth that the bank has experienced in its average shareholders’ equity, principally the result of the $18 million capital infusion from the Company during 2010 and the roll-off of 2004’s balance.

•

Collection and real estate owned expenses, included in other operating expenses, increased approximately $209,000, from $200,000 for the six months ended June 30, 2010 to $409,000 in 2011. These expenses have increased as a result of loans classified, as corrective action and work-out plans are outlined with the customers in order to protect the Company from risk of loss. It is anticipated these charges will continue to increase as the Company works through its classified loans.

•

The Company established a $250,000 reserve for off-balance sheet commitments during the six months ended June 30, 2011, which is included in other expenses. As noted in the provision for loan losses section, the continuing softness in overall economic conditions and deterioration of underlying collateral resulted in the need for a reserve for unfunded commitments, particularly construction and development loans which will need completed.

•

The Company has held a real estate property for several years for possible branch or operations expansion. During 2011, the Company obtained an updated appraisal for this property, and deemed it appropriate to record a $156,000 charge to mark the property to its fair value. This charge is included in other expenses.

•	The remainder of the increase in other expenses is primarily the result of the growth experiences by the Company.

In order to better understand how other expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. The Company’s efficiency ratio was 52.6% for the six months ended June 30, 2011, an improvement on 2010’s ratio of 52.9%.

Income Tax Expense

The Company recorded an income tax benefit of $1.3 million for the six months ended June 30, 2011, compared to income tax expense of $2.7 million in the same period in 2010. A meaningful comparison of income tax expense to levels of pre-tax income is its effective tax rate, which is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

The Company’s effective tax rate declined to 16.1% for the six months ended June 30, 2011 compared to 27.1% for the corresponding prior year period. For interim financial reporting, the Company computes its income tax expense (benefit) based on its estimated effective tax rate for the year, as noted in ASC 740-270-25. The lower effective tax rate in 2011 is the direct result of greater levels of tax-free income as a percentage of estimated taxable income for the year. The large provision for loan losses recorded during 2011 results in lowering taxable income for the year, and in a lower estimated effective tax.

As a result of utilizing the estimated annual effective tax rate in calculating the income tax benefit for the six month period, the full income tax benefit of the higher than normal provision for loan losses was not recognized in this period. It is anticipated that the effective tax rate for the last two quarters of 2011, will remain lower than the historical 2010 and first quarter 2011 rates. By year-end, the full income tax benefit of the higher than normal provision for loan losses will be recognized.

Financial Condition

A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of June 30, 2011, securities available for sale were $421.1 million, a decrease of $10.7 million from the December 31, 2010 balance of $431.8 million.

The decline in securities available for sale was in the U.S. Government Sponsored Enterprises bullet securities, which declined by $22.3 million, with partial reinvestment of funds into the mortgage-backed securities portfolio, which increased by $10.0 million from December 31, 2010 to June 30, 2011. The cash flows received from principal pay downs, maturities, and sales of securities from these portfolios were used to fund loan growth, or in anticipation of future loan commitments or securities that may arise in the near future.

The available for sale securities portfolio of $421.1 million at June 30, 2011 has increased since March 31, 2011’s balance of $395.8 million. Federal funds sold at March 31, 2011 were invested in securities, as the Company’s anticipated loan demand is not as strong as that experienced in the latter part of 2010 and the beginning of 2011, and the liquidity needs have been reduced.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of June 30, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial real estate:
Owner-occupied	$198,495	$172,000
Non-owner occupied	134,191	143,372
Multi-family	27,880	24,649
Acquisition and development:
1-4 family residential construction	13,887	29,297
Commercial and land development	95,607	88,105
Commercial and industrial	283,029	263,943
Residential mortgage:
First lien	118,954	119,450
Home equity - term	39,584	40,818
Home equity - Lines of credit	75,392	71,547
Installment and other loans	12,014	11,112

	$999,033	$964,293

The loan portfolio at June 30, 2011 has grown 3.6%, from $964.2 million at December 31, 2010 to $999.0 million at June 30, 2011. Owner occupied commercial real estate has experienced the most growth, increasing from $172.0 million at December 31, 2010 to $198.5 million at June 30, 2011, a 15.4% increase. Commercial and industrial loans also grew, increasing from $263.9 million at December 31, 2010 to $$283.0 million at June 30, 2011, a 7.2% increase. Several experienced lenders have joined the Company in the past two years, which has led to additional opportunities in some of the Company’s emerging markets.

Non-owner occupied commercial real estate declined $9.1 million to $134.1 million at June 30, 2011. This decrease was principally the result of two motels that paid off during 2011. A decline was also noted in 1-4 family residential construction loans which decreased $15.4 from December 31, 2010 to June 30, 2011. A large portion of this movement in 1-4 family construction was the result of an approximate $9.0 million townhouse development in which the construction phase ended and the loan moved to permanent financing, and is now included in the commercial category. Management intends to retain some shorter-lived 1-4 residential mortgages, generally with maturities of 10-20 years, to help diversify its loan portfolio, as these mortgages earn more attractive rates than alternative investments, including federal funds sold and securities available for sale. Longer termed residential mortgage loans continue to be sold on the secondary market, as they present greater interest rate risk. The Company continues to experience paydowns on its first lien residential mortgages, with the principal reductions offsetting the increases noted from the permanent financing of the townhomes and the growth in the 10-20 year mortgages.

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

Loans the terms of which are modified are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured, loans past due 90 days or more, and foreclosed real estate as of June 30, 2011, December 31, 2010, and June 30, 2010. Relevant asset quality ratios are also presented.

(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Loans on nonaccrual (cash) basis	$14,762	$13,896	$14,496
Other real estate owned (OREO)	1,240	1,112	1,264

Total nonperforming assets	16,002	15,008	15,760
Restructured loans still accruing	34,844	1,181	0
Loans past due 90 or more days and still accruing	3,617	2,248	7,255

Total nonperforming and other risk assets	$54,463	$18,437	$23,015

Loans greater than 30-89 days past due	$11,021	$5,335	$10,332

Ratio of total nonperforming loans to loans	1.48%	1.44%	1.62%
Ratio of total nonperforming assets to assets	1.05%	0.99%	1.16%
Ratio of total nonperforming assets to total loans and OREO	1.60%	1.55%	1.76%
Ratio of total risk assets to total loans and OREO	5.44%	1.91%	2.57%
Ratio of total risk assets to total assets	3.56%	1.22%	1.69%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	54.86%	106.25%	100.59%

The Company continues to monitor its classified loans in light of the continued softness in economic conditions and collateral values. As a result of this monitoring, additional nonperforming assets and other risk elements were identified during the quarter ended June 30, 2011. Total risk elements, which include nonaccrual loans, other real estate owned, restructured loans and still accruing and loans past due 90 days or more still accruing, increased to $54.5 million at June 30, 2011 from $18.4 and $23.0 million at December 31, 2010 and June 30, 2010.

The largest increase in risk elements was restructured loans still accruing, which totaled $34.8 million at June 30, 2011, compared to $1.2 million and $0 at December 31, 2010 and June 30, 2010. In the second quarter of 2011, the Company early adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU No. 2011-02). As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed terms and conditions to customers on restructured loans that had been completed in the past several months. In many instances, the Company was able to increase the interest rate on the loans and obtain additional collateral support for the borrowings, in exchange for extension of the loans’ terms. However, the new interest rate charged was considered to be at a below-market rate, which was determined to be a concession to its borrowers that were experiencing financial difficulties. Prior to their classification as troubled debt restructurings, these loans had been collectively evaluated for impairment consistent with the guidance in Subtopic 450-20. Upon identifying these receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35, and totaled $33.7 million at June 30, 2011.

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

Nonaccrual loans increased from $13.9 million at December 31, 2010 to $14.8 million at June 30, 2011, an increase of 6.2%, or $866,000. The net increase in nonaccrual loans is the result of $10.3 million of loans, classified as nonaccrual at December 31, 2010, being charged-off and loans totaling $11.2 million being moved to nonaccrual status during the period.

During the quarter ended June 30, 2011, the nonaccrual loan balance increased $11.2 million for loans newly placed in nonaccrual status. The first relationship moved to nonaccrual totaled $5.2 million and is to a land developer in the Company’s southern market. As a result of the downturn in the economy, the borrower has had difficulties in finding ground lease tenants and has had difficulties meeting the conditions in selling pad sites on a different project. As a result of the cash flow problems the borrower is experiencing and related delinquencies, the three loans have been placed in nonaccrual status. The loans are secured by the real estate projects and guarantors that have little liquidity.

A second relationship with loans totaling $3.4 million was moved to nonaccrual status during the second quarter of 2011. These loans relate to a real estate investor in our southern market. Increased vacancy on the borrower’s projects has led to reduced cash flows, and the inability to meet monthly debt service requirements on the related loan obligations. The loans are secured by the real estate, and the borrower has little liquidity to meet debt service requirements until occupancy levels improve.

A third relationship moved to nonaccrual during the quarter ended June 30, 2011 is for a loan whose proceeds were to build out a residential subdivision in the Company’s southern market. As a result of the downturn in the economy and lack of growth in this market, the development of the project was delayed, and the property is currently on the market for sale. The relationship was current based on an interest reserve that was funding monthly interest payments, however, in light of a recent appraisal, it was determined that the collateral securing this collateral dependent loan was not sufficient to cover the loan balance, and the loan was moved to nonaccrual status. A second loan to the borrower with a second lien position on the collateral, totaling $2.6 million, was written off during the quarter ended June 30, 2011 once the updated appraisal was received and it was concluded that the real estate had no value to support the second lien position. These loans were not previously considered impaired, as they were current and the property was listed for sale with a realtor in excess of the loan balances.

The Company has other loans that remain in nonaccrual status as of June 30, 2011, including a loan secured by a mixed use building, consisting of residential apartments and commercial retail space that has had difficulties in securing leases from tenants that will enable it to meet its debt service requirements. The Bank is working with the borrower through the lease up period, in order to allow sufficient time to increase the building’s occupancy. This loan is secured by the commercial real estate property and has a loan carrying balance at June 30, 2011 of $551,000. During the quarter ending June 30, 2011, the Company charged off approximately $550,000 of the loan balance, which was previously reserved.

Another relationship that remains in nonaccrual status from December 31, 2010 to June 30, 2011 is a loan collateralized by several parcels of farm land and one parcel that was acquired for development. The Company is in the process of legal actions against the borrower, including foreclosure proceedings. The loan has a balance of $875,000 at June 30, 2011, and the Company feels it is adequately secured as the loan has a low loan-to-value ratio.

None of the other 8 relationships in nonaccrual status have balances in excess of $500,000. The Company believes through the combination of the collateral securing the loans and the reserves allocated for these nonaccrual loans totaling $2.9 million, it has provided for the potential losses that it may incur on these relationships as of June 30, 2011. However, as additional time passes on these relationships, additional information may become known that could result in additional reserve allocations, or, alternatively, it may be deemed that the reserve allocations exceed that which is needed.

The real estate owned balance consists of 7 properties held by the Company at June 30, 2011 acquired through foreclosure proceedings. One property represents 50% of the balance, or $624,000, and represents a unique residential property which the Company is carrying below the recently appraised value, less costs to sell. As such, no loss is anticipated on this property. The remaining properties carrying values are not significant, and are each being carried below their appraised values, all of which have been valued within the past year.

A further breakdown of nonaccrual loans, loans past due 90 days or more still accruing, and other delinquency information as of June 30, 2011 and December 31, 2010 is as follows:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2011
Commercial real estate:
Owner-occupied	$193,930	$2,639	$766	$0	$3,405	$1,160	$198,495
Non-owner occupied	133,585	0	55	0	55	551	134,191
Multi-family	25,708	0	0	0	0	2,172	27,880
Acquisition and development:
1-4 family residential construction	13,783	0	104	0	104	0	13,887
Commercial and land development	87,617	814	542	2	1,358	6,632	95,607
Commercial and industrial	273,704	2,127	1,796	1,528	5,451	3,874	283,029
Residential mortgage:
First lien	115,792	1,068	191	1,561	2,820	342	118,954
Home equity - term	38,582	644	77	254	975	27	39,584
Home equity - Lines of credit	75,124	42	0	226	268	0	75,392
Installment and other loans	11,809	147	9	46	202	3	12,014

	$969,634	$7,481	$3,540	$3,617	$14,638	$14,761	$999,033

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2010
Commercial real estate:
Owner-occupied	$169,030	$986	$832	$466	$2,284	$686	$172,000
Non-owner occupied	141,095	213	0	0	213	2,064	143,372
Multi-family	24,559	0	0	0	0	90	24,649
Acquisition and development:
1-4 family residential construction	29,297	0	0	0	0	0	29,297
Commercial and land development	87,995	1	16	0	17	93	88,105
Commercial and industrial	252,144	287	466	420	1,174	10,625	263,943
Residential mortgage:
First lien	116,182	1,359	535	1,095	2,989	279	119,450
Home equity - term	40,503	161	62	75	298	17	40,818
Home equity - Lines of credit	71,215	60	89	142	291	41	71,547
Installment and other loans	10,793	251	17	50	318	1	11,112

	$942,813	$3,318	$2,017	$2,248	$7,584	$13,896	$964,293

Past due loans increased from $7.6 million at December 31, 2010 to $14.6 million at June 30, 2011, an increase of $7.0 million. The majority of the increase was in the less severe category, of 30-59 days past due, which increased $4.2 million. The increase experienced was across different loan segments and borrowers within those classes. The Company has experienced migration in its delinquency categories, as loans 60-89 days past due have increased $1.5 million and loans greater than 90 days still accruing have increased $1.4 million. The rise in delinquencies can be attributed to continued economic conditions and customer fatigue, in which certain customers have had difficulties in maintaining current status in light of cash flow difficulties.

During the quarter ended June 30, 2011, the Company increased the number of personnel in its loan workout and credit review departments and outsourced certain credit review responsibilities in order to mitigate the Company’s risk of loss, and to reduce its level of nonaccrual and classified loans.

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

The Loan Review department, by policy, performs annual reviews of all commercial relationships with a committed loan balance in excess of $750,000, with ratification of the rating from the Board of Directors’ Credit Administration Committee for loans between $750,000 - $1,000,000. Loans reviewed in excess of $1,000,000 are presented to the Credit Administration Committee with a formal review and rating. All relationships rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, including reaffirmation of the rating, review of detailed collateral analysis and the development of an action plan.

The following summarizes the Bank’s ratings based on its internal risk rating system as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2011:
Commercial real estate:
Owner-occupied	$171,679	$10,563	$13,952	$1,612	$689	$198,495
Non-owner occupied	95,439	13,298	23,376	1,527	551	134,191
Multi-family	19,001	1,270	4,544	3,065	0	27,880
Acquisition and development:
1-4 family residential construction	9,206	293	4,256	132	0	13,887
Commercial and land development	54,488	13,167	17,489	10,463	0	95,607
Commercial and industrial	203,533	14,591	35,225	29,295	385	283,029
Residential mortgage:
First lien	116,681	0	1,809	464	0	118,954
Home equity - term	38,451	0	423	710	0	39,584
Home equity - Lines of credit	75,166	0	226	0	0	75,392
Installment and other loans	12,014	0	0	0	0	12,014

	$795,658	$53,182	$101,300	$47,268	$1,625	$999,033

December 31, 2010:
Commercial real estate:
Owner-occupied	$162,968	$2,035	$6,311	$0	$686	$172,000
Non-owner occupied	120,633	4,274	15,495	2,970	0	143,372
Multi-family	20,030	676	3,853	0	90	24,649
Acquisition and development:
1-4 family residential construction	24,199	2,297	2,801	0	0	29,297
Commercial and land development	79,391	2,487	6,134	93	0	88,105
Commercial and industrial	221,111	17,062	14,992	9,770	1,008	263,943
Residential mortgage:
First lien	117,607	0	1,373	470	0	119,450
Home equity - term	39,279	0	828	711	0	40,818
Home equity - Lines of credit	71,364	0	183	0	0	71,547
Installment and other loans	11,062	0	50	0	0	11,112

	$867,644	$28,831	$52,020	$14,014	$1,784	$964,293

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

As of June 30, 2011 and December 31, 2010 nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired, however, nearly all restructured loans’ impairment was determined based on discounted cash flows. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

For collateral dependent impaired loans, at the time a real-estate secured loan is deemed impaired, management determines whether an updated certified appraisal of the real estate is necessary to assist in determining the extent of an impairment reserve, if any. The decision for requiring an updated appraisal takes into consideration the age of the most recent appraisal, the loan-to-value ratio based on the original certified appraisal, the Company’s recent experience and knowledge of market conditions, recent list prices or broker opinions, the condition of the property, and environmental factors. If market conditions have changed significantly from the date of the most recent appraisal, an updated appraisal will be obtained. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

Generally impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the properties’ fair value.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2011 and December 31, 2010:

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2011
Commercial real estate:
Owner-occupied	$2,301	$2,301	$623	$0	$0
Non-owner occupied	1,527	1,527	388	551	1,101
Multi-family	3,065	3,065	578	0	0
Acquisition and development:
1-4 family residential construction	132	132	33	0	0
Commercial and land development	10,462	10,462	1,479	0	0
Commercial and industrial	28,805	28,805	5,609	875	875
Residential mortgage:
First lien	464	464	4	0	0
Home equity - term	710	710	6	0	0

	$47,466	$47,466	$8,720	$1,426	$1,976

December 31, 2010
Commercial real estate:
Owner-occupied	$686	$687	$181	$0	$0
Non-owner occupied	2,064	2,065	980	0	0
Multi-family	90	90	90	0	0
Commercial and industrial	9,600	10,191	3,232	1,118	1,118
Residential mortgage:
First lien	470	470	12	0	0
Home equity - term	711	711	8	0	0

	$13,621	$14,214	$4,503	$1,118	$1,118

In the second quarter of 2011, the Company early adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU No. 2011-02). As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed terms and conditions to customers on restructured loans that had been completed in the past several months. In many instances, the Company was able to increase the interest rate on the loans and obtain additional collateral support for the borrowings, in exchange for extension of the loans’ terms. However, the new interest rate charged was considered to be at a below-market rate, which was determined to be a concession to its borrowers that were experiencing financial difficulties. Prior to their classification as troubled debt restructurings, these loans had been collectively evaluated for impairment consistent with the guidance in Subtopic 450-20. Upon identifying these receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption, or June 30, 2011, the recorded investment in receivables for which the allowance for loan losses was previously measured under a general allowance methodology and are now considered impaired under Section 310-10-35 was $33.7 million, and the allowance for loan losses associated with those receivables, on the basis of a current evaluation, was $5.8 million.

The following presents impaired loans that are troubled debt restructurings, with the recorded investment being both the pre-modification and post-modification balances, as well as the number of loans modified during the six and twelve month periods, as of June 30, 2011 and December 31, 2010.

	Troubled Debt Restructurings		New Troubled Debt Restructurings During Current YTD Period
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
June 30, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$932	1	$932
Non-owner occupied	2	1,527	2	1,527
Multi-family	1	893	1	893
Acquisition and development:
1-4 family residential construction	1	132	1	132
Commercial and land development	4	3,830	4	3,830
Commercial and industrial	23	26,356	23	26,356
Residential mortgage:
First lien	1	464	0	0
Home equity - term	1	710	0	0

	34	$34,844	$32	$33,670

December 31, 2010
Accruing:
Residential mortgage:
First lien	1	$470	1	$470
Home equity - term	1	711	1	711

	2	$1,181	2	$1,181

The loans presented above were considered troubled debt restructurings as the result of the Company agreeing to below market interest rates, or for residential mortgage loans, a temporary reduction in interest rates for periods not exceeding 12 months in order to assist the borrowers to improve cash flows during such periods. No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

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

Other (two factors) – Other factors considered include concentrations of credit from loan type or shifts in industry or geographic region.

Activity in the allowance for loan losses for three months ended June 30, 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
Balance, beginning of period	$4,884	$3,245	$8,212	$1,712	$93	$252	$18,398
Provision for loan losses	2,894	4,357	12,138	517	13	1,311	21,230
Charge-offs	(542)	(2,576)	(9,218)	(79)	(17)	0	(12,432)
Recoveries	8	0	0	0	8	0	16

Balance, end of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212

Activity in the allowance for loan losses for six months ended June 30, 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	3,165	5,835	13,600	427	0	1,398	24,425
Charge-offs	(1,253)	(2,576)	(9,263)	(140)	(24)	0	(13,256)
Recoveries	8	0	0	0	15	0	23

Balance, end of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212

The roll forward of the allowance for loan losses for the three and six months ended June 30, 2010 is as follows:

(Dollars in Thousands)	Three Months Ended	Six Months Ended
Balance at beginning of period	$12,020	$11,067
Provision for loan losses	5,000	6,420
Recoveries	67	85
Loans charged-off	(2,505)	(2,990)

Balance at end of period	$14,582	$14,582

The following summarizes the ending loan balances individually and collectively evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation at June 30, 2011 and December 31, 2010:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2011
Loans allocated by:
Individually evaluated for impairment	$7,444	$10,594	$29,680	$1,174	$0	$0	$48,892
Collectively evaluated for impairment	353,122	98,900	253,349	232,756	12,014	0	950,141

	$360,566	$109,494	$283,029	$233,930	$12,014	$0	$999,033

Allowance for loan losses allocated by:
Individually evaluated for impairment	$1,589	$1,512	$5,609	$10	$0	$0	$8,720
Collectively evaluated for impairment	5,655	3,514	5,523	2,140	97	1,563	18,492

	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212

December 31, 2010
Loans allocated by:
Individually evaluated for impairment	$2,840	$0	$10,718	$1,181	$0	$0	$14,739
Collectively evaluated for impairment	337,181	117,402	253,225	230,634	11,112	0	949,554

	$340,021	$117,402	$263,943	$231,815	$11,112	$0	$964,293

Allowance for loan losses allocated by:
Individually evaluated for impairment	$1,251	$0	$3,232	$20	$0	$0	$4,503
Collectively evaluated for impairment	4,073	1,767	3,563	1,843	106	165	11,517

	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

The provision for loan losses increased to $21.0 and $24.4 million for the three and six months ended June 30, 2011, as compared to $5.0 million and $6.4 million for corresponding periods in 2010. The factors attributable to the increase in the provision for loan losses include specifically identifiable charge-offs of two relationships totaling $8.2 million and the establishment of valuation reserves of $5.8 million, determined principally through discounted cash flows, on restructured loans. Additionally, the elevated provision for loan losses resulted from downgrades in internal risk ratings of loans and loans considered impaired, which were influenced by continuing softness in economic conditions and deterioration of underlying collateral securing the loans. The provision for loan loss for the first six months of 2011 was nearly 1.85x net charge-offs for the period, which enabled the Company to bolster the allowance for loan losses to 2.73% of loans outstanding.

See further discussion in the “Provision for Loan Losses” section noted in the Results of Operations for the Quarter Ended June 30, 2011 compared to June 30, 2010.

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology previously discussed.

The largest component of the reserve remains allocated to the commercial and industrial portfolio. This reflects the inherent greater risk associated with this portfolio, as evidenced by the greater amounts of net charge-offs within the portfolio. Since December 31, 2010, the reserve allocated to the commercial and industrial portfolio has increased $4.3 million from $6.8 million to $11.1 million. During the six months ended June 30, 2011, the largest percentage increase in the reserve allocation was within the acquisition and development loan portfolio, which increased from $1.8 million at December 31, 2010 to $5.0 million at June 30, 2011. In connection with managements heightened awareness of the economic conditions that plague our commercial and acquisition and development customers, numerous loans were re-evaluated with subsequent downgrades to the loans rating made. Non-impaired substandard loans increased from $15.0 million at December 31, 2010 to $35.2 million at June 30, 2011 on commercial and industrial loans, and from $8.9 million to $21.7 million on acquisition and development loans during the period. As a result, additional quantitative and qualitative reserves were established on these rated loans collectively evaluated for impairment.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion represents 5.8% of the reserve balance at June 30, 2011. The increase from $165,000 at

December 31, 2010 to $1.6 million at June 30, 2011 reflects greater uncertainty in how loan the economic conditions will remain soft and collateral values will continue to depreciate.

While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits

On an average daily basis, total deposits grew 22.8%, or $226.9 million, from $993.6 million for the six months ended June 30, 2010 to $1.221 billion for the corresponding 2011 period. Each category of time deposits experienced growth on an average daily basis in the first six months of 2011 compared to 2010. The two categories that have experienced the most significant growth were interest bearing demand deposits, which grew $66.5 million, or 17.7%, and time deposits, which grew by $135.4 million, or 29.9% on an average daily balance basis. Given current economic times and market conditions, it has been noted that consumers are saving more, combined with our strong capital position, strong focus on our customer needs and service, and competitive pricing has allowed the Company to attract more demand deposits, including checking and money market products.

Additionally, the Company has a strong IDC Financial Publishing, Inc. (IDC) rating, an independent bank safety rating which uses unique rankings of financial ratios to determine the quality ratings of financial institutions. This strong rating allows the Company to attract larger types of deposits, including time deposits, those in excess of $100,000, and brokered deposits. As of June 30, 2011, the Company had brokered deposits of $188.5 million, a 9.9% increase over the December 31, 2010 brokered deposit balance of $171.6 million. As noted above, the Bank’s IDC rating has led to an opportunity to obtain this relatively cheap funding source, which it can use to reduce its reliance on more expensive other borrowing types, or invest in loans or securities. The Company recognizes that brokered funds result in greater volatility as a funding source, but given the current interest rate environment and the steepness of the interest rate curve, elected to use these funds and earn a spread on them to increase net interest as previously discussed. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage backed securities, which provide a steady stream of cash flows, which are used to meet the maturity needs of time deposits demand requirements of time and brokered deposits.

Management continually evaluates interest rate conditions, including the interest rate curve. Brokered and other time deposit balances may be less emphasized in the future if interest rate conditions are less advantageous to the Company’s net interest income.

Capital Adequacy and Regulatory Matters

The management of capital in a regulated financial services industry must properly balance return on equity to its stockholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have been developed to provide attractive rates of returns to its shareholders, while maintaining a “well capitalized” position of regulatory strength.

Total shareholders’ equity decreased $7.0 million from $160.4 million at December 31, 2010 to $153.4 million at June 30, 2011. The decrease in shareholders’ equity was principally the result of the $3.8 million comprehensive loss recorded for the period, which included $3.1 million of unrealized gains in securities. Dividends declared of $3.7 million also contributed to the decrease in shareholders’ equity. Shares issued under stock compensation plans added $467,000 to capital. Historically, earnings retention, defined as net income less dividends declared, has served as a primary source of capital to the Company. As a result of the net loss posted during the three months ended June 30, 2011, dividends declared have exceeded the years’ net income. Quarterly, management evaluates its ability to pay a dividend in light of regulatory guidance, capital needed for growth initiatives and minimum regulatory capital ratios.

On February 9, 2010, the Company filed a shelf registration statement on Form S-3, with the Securities and Exchange Commission, that provided the Company the ability to raise capital, from time to time, up to an aggregate of $80 million, through the sale of stock, preferred stock, debt securities, warrants and other securities. The Company completed a public stock offering of 1,481,481 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $40,000,000 during the first quarter of 2010. Net proceeds after underwriting commissions and expenses were $37,585,000. Although the Company recognized this offering would initially dilute earnings per share and reduce return on equity and tangible equity performance measurements, management felt it was necessary in order to support the continued growth of the Company. The additional capital allowed the Company to bolster its regulatory capital ratios during a time of an uncertain economy and the potential for increased government oversight and perhaps higher regulatory capital requirements. As noted below, the Company’s capital ratios continue to exceed the minimums to be well capitalized. The Company believes that with this additional capital, it positions itself to weather the economy and take advantage of future opportunities that may arise. The Company has no current plans to issue additional shares of common stock.

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

As of June 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of June 30, 2011 and December 31, 2010 are presented as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$142,845	13.9%	$82,306	8.0%	n/a	n/a
Orrstown Bank	126,684	12.4%	81,910	8.0%	$102,388	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	129,846	12.6%	41,153	4.0%	n/a	n/a
Orrstown Bank	113,731	11.1%	40,955	4.0%	61,433	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	129,846	8.6%	60,666	4.0%	n/a	n/a
Orrstown Bank	113,731	7.6%	59,900	4.0%	74,875	5.0%

December 31, 2010
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$152,550	14.8%	$82,486	8.0%	n/a	n/a
Orrstown Bank	129,844	12.7%	81,808	8.0%	$102,260	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	139,623	13.5%	41,243	4.0%	n/a	n/a
Orrstown Bank	117,027	11.4%	40,904	4.0%	61,356	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	139,623	9.4%	59,385	4.0%	n/a	n/a
Orrstown Bank	117,027	8.0%	58,629	4.0%	73,287	5.0%

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

The Company has been able to significantly reduce its liability sensitivity, and increased its asset sensitivity during the past several months. In the first half of the year, the Company sold its $10 million notional amount interest rate swap, and in July 2011, the remaining interest rate swap, with a notional value of $20 million was sold as well. Both cash flow swaps converted variable rate earnings to fixed rate. The settlement of these swaps was done in an effort to increase our asset sensitivity in the event of rising rates, and the sale of the $20 million notional amount in July will increase risk sensitive assets by $20 million. While the Company was liability sensitive at September 30, 2010, we have moved the position, as measured by cumulative gaps, to asset sensitive on the short-end, and are balanced at longer cumulative maturities, which we believe positions us for the possibility that interest rates may rise in the future. The following gap summary demonstrates the shift in RSA/RSL (cumulative) position since year end:

	0-3 Months	0-6 Months	0-12 Months	0-36 Months
December 31, 2010	1.08	0.97	0.90	1.05

March 31, 2011	1.19	1.02	0.95	1.08

June 30, 2011	1.13	1.03	0.91	1.16

The cumulative gap position at 12 months is negative at $58.6 million at June 30, 2011 and the RSA/RSL cumulative ratio is 0.91, versus a cumulative negative gap position at 12 months of $65.8 million or 0.90 RSA/RSL cumulative ratio reported at December 31, 2010. Overall, the Company maintains a balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on such evaluation, such officers have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. During the second quarter of 2011, the Company supplemented its internal loan review function in rating credits within the commercial portfolios by engaging an independent third party loan review company to participate in the review process. Management’s decision to supplement its internal loan review was consistent with its desire to review every loan within these portfolios in excess of $500,000 and to obtain at least 75% coverage of the portfolio as measured in dollars. This level of review was necessitated based upon management’s conclusion that a current review of credits was required in light of the continuing softness in overall economic conditions and deterioration of underlying collateral based upon recent appraisals of the collateral securing the loans. All relationships reviewed by either internal or contracted resources were reviewed with the Company’s Credit Administration Committee, who reaffirmed the rating after a review of the loans cash flows, detailed collateral analysis and the development of action plans.

With the exception of the engagement by the Company of the independent loan review firm noted above, there have not been any other significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2011. Effective July 1, 2011, the Company outsourced its loan review function to a third party loan review firm to complete independent loan reviews and validate management’s loan ratings.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

Item 1A – Risk Factors

There have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended June 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
4/1/11 through 4/30/11	0	$0	N/A	191,926
5/1/11 through 5/31/11	0	0	N/A	191,926
6/1/11 through 6/30/11	2,232	24.02	N/A	189,694

Total	2,232	$24.02

(1)	On April 27, 2006, the Company announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. 106,999 shares were repurchased pursuant to that program. On September 23, 2010, the Company announced an extension of the Stock Repurchase Plan authorizing the repurchase of an additional 150,000 shares, including the 43,001 shares remaining to be purchased under the plan as originally approved. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of June 30, 2011, 110,306 shares have been purchased under the program.

The Company did not sell any unregistered securities during the quarter ended June 30, 2011.

Item 3 – Defaults upon Senior Securities

Not applicable

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws, as amended, incorporated by reference to Exhibit 3.2 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

(i) Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1.

(ii) By-laws, as amended, incorporated by reference to Exhibit 3.2.

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Principal Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer) – filed herewith

32.2	Section 1350 Certifications (Principal Financial Officer) – filed herewith

101.	The following materials from Orrstown Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and six month ended June 30, 2011 and June 30, 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

(These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liabilities under these Sections.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President & CEO
(Duly Authorized Officer)

/s/ Bradley S. Everly
Bradley S. Everly, Executive
Vice President and CFO
(Principal Financial Officer)

Date: August 9, 2011

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws, as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed on January 29, 2010.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

i.	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1, of the Registrant’s Report on Form 8-K filed on January 29, 2010

ii.	By-laws, as amended, incorporated by reference to Exhibit 3.2, of the Registrant’s Report on Form 8-K filed on January 29, 2010.

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.	Interactive Data File

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase