Form 10-Q
period 2011-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2011-11-09
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011, 8,053,269 shares of common stock, no par value, of the registrant were outstanding.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(Dollars in Thousands, Except per Share Data)	2011	2010
Assets
Cash and due from banks	$16,233	$10,400
Federal funds sold	0	8,800

Cash and cash equivalents	16,233	19,200

Short-term investments	248	2,728
Interest bearing deposits with banks	65,398	925
Restricted investments in bank stock	9,757	8,798
Securities available for sale	354,042	431,772

Loans held for sale	7,470	2,693
Loans	989,018	964,293
Less: Allowance for loan losses	(25,677)	(16,020)

Net loans	970,811	950,966

Premises and equipment, net	27,125	27,774
Cash surrender value of life insurance	23,903	22,649
Goodwill and intangible assets	20,541	20,698
Accrued interest receivable	5,172	5,715
Other assets	24,085	20,497

Total assets	$1,517,315	$1,511,722

Liabilities
Deposits:
Non-interest bearing	$116,839	$104,646
Interest bearing	1,170,062	1,083,731

Total deposits	1,286,901	1,188,377

Short-term borrowings	27,534	87,850
Long-term debt	34,120	65,178
Accrued interest and other liabilities	9,589	9,833

Total liabilities	1,358,144	1,351,238

Shareholder’s Equity
Preferred stock $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value - $0.05205 stated value per share; 50,000,000 shares authorized; 8,041,067 and 7,986,966 shares issued; 8,040,255 and 7,985,667 shares outstanding	419	416
Additional paid-in capital	122,324	121,508
Retained earnings	30,676	38,680
Accumulated other comprehensive income (loss)	5,772	(88)
Treasury stock - common, 812 and 1,299 shares, at cost	(20)	(32)

Total shareholders’ equity	159,171	160,484

Total liabilities and shareholders’ equity	$1,517,315	$1,511,722

The Notes to Consolidated Financial Statements are an integral part of these statements.

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	September 30,	September 30,
(Dollars in Thousands, Except per Share Data)	2011	2010
Interest and dividend income
Interest and fees on loans	$12,406	$12,122
Interest and dividends on investment securities
Taxable	2,287	2,016
Tax-exempt	756	611
Short term investments	42	31

Total interest and dividend income	15,491	14,780

Interest expense
Interest on deposits	2,322	2,645
Interest on short-term borrowings	68	95
Interest on long-term debt	276	372

Total interest expense	2,666	3,112

Net interest income	12,825	11,668
Provision for loan losses	7,900	1,130

Net interest income after provision for loan losses	4,925	10,538

Other income
Service charges on deposit accounts	1,674	1,682
Other service charges, commissions and fees	323	666
Trust department income	1,046	964
Brokerage income	372	358
Mortgage banking revenues	927	706
Earnings on life insurance	256	279
Merchant processing revenues	1,310	297
Other income	692	(7)
Investment securities gains	2,351	1,074

Total other income	8,951	6,019

Other expenses
Salaries and employee benefits	4,690	5,011
Occupancy and equipment	477	506
Furniture and equipment	672	720
Data processing	375	319
Telephone	141	189
Advertising and bank promotions	276	384
FDIC insurance	690	305
Professional services	1,125	122
Taxes other than income	226	238
Intangible asset amortization	52	59
Other operating expense	2,103	1,662

Total other expenses	10,827	9,515

Income before income tax (benefit)	3,049	7,042
Income tax expense (benefit)	(1,265)	2,146

Net income	$4,314	$4,896

Per share information:
Basic earnings per share	$0.54	$0.61
Diluted earnings per share	0.54	0.61
Dividends per share	0.23	0.225
Average shares and common stock equivalents outstanding	8,026,925	7,990,735

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Nine Months Ended
	September 30,	September 30,
(Dollars in Thousands, Except per Share Data)	2011	2010
Interest and dividend income
Interest and fees on loans	$37,224	$36,166
Interest and dividends on investment securities
Taxable	6,746	5,452
Tax-exempt	2,296	1,387
Short term investments	87	94

Total interest and dividend income	46,353	43,099

Interest expense
Interest on deposits	7,206	8,072
Interest on short-term borrowings	286	340
Interest on long-term debt	838	1,222

Total interest expense	8,330	9,634

Net interest income	38,023	33,465
Provision for loan losses	32,325	7,550

Net interest income after provision for loan losses	5,698	25,915

Other income
Service charges on deposit accounts	4,804	4,715
Other service charges, commissions and fees	1,020	1,696
Trust department income	3,092	2,629
Brokerage income	1,260	1,101
Mortgage banking revenues	2,259	1,731
Earnings on life insurance	836	884
Merchant processing revenues	1,850	842
Other income	916	1,000
Investment securities gains	3,199	3,253

Total other income	19,236	17,851

Other expenses
Salaries and employee benefits	13,698	14,087
Occupancy and equipment	1,516	1,540
Furniture and equipment	2,045	1,980
Data processing	1,036	922
Telephone	482	545
Advertising and bank promotions	830	795
FDIC insurance	2,002	1,139
Professional services	1,993	569
Taxes other than income	636	587
Intangible asset amortization	157	187
Other operating expense	5,593	4,345

Total other expense	29,988	26,696

Income (loss) before income tax (benefit)	(5,054)	17,070
Income tax expense (benefit)	(2,572)	4,864

Net income (loss)	$(2,482)	$12,206

Per share information:
Basic earnings (loss) per share	$(0.31)	$1.62
Diluted earnings (loss) per share	(0.31)	1.62
Dividends per share	0.69	0.665
Average shares and common stock equivalents outstanding	8,017,550	7,510,469

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	$337	$82,895	$28,857	($501)	($702)	$110,886

Comprehensive income
Net income	0	0	12,206	0	0	12,206
Net unrealized securities gains	0	0	0	5,806	0	5,806
Net unrealized gains on derivatives	0	0	0	824	0	824

Comprehensive income						18,836

Cash dividends ($0.665 per share)	0	0	(4,961)	0	0	(4,961)
Stock-based compensation plans:
Compensation expense	0	378	0	0	0	378
Issuance of stock	0	150	0	0	0	150
Issuance of stock through dividend reinvestment plan	2	666	0	0	0	668
Purchase of treasury stock (9,109 shares)	0	0	0		(195)	(195)
Issuance of treasury stock (24,474 shares)	0	(63)	0	0	649	586
Proceeds from issuance of common stock (1,481,481 shares)	77	37,508	0	0	0	37,585

Balance, September 30, 2010	$416	$121,534	$36,102	$6,129	($248)	$163,933

Balance, January 1, 2011	$416	$121,508	$38,680	($88)	($32)	$160,484
Comprehensive income
Net income (loss)	0	0	(2,482)	0	0	(2,482)
Net unrealized securities gains	0	0	0	6,456	0	6,456
Net unrealized losses on derivatives	0	0	0	(596)	0	(596)

Comprehensive income						3,378

Cash dividends ($0.69 per share)	0	0	(5,522)	0	0	(5,522)
Stock-based compensation plans:
Issuance of stock	1	507	0	0	0	508
Issuance of stock through dividend reinvestment plan	2	328				330
Purchase of treasury stock (2,232 shares)	0	0	0	0	(54)	(54)
Issuance of treasury stock (2,719 shares)	0	(19)	0	0	66	47

Balance, September 30, 2011	$419	$122,324	$30,676	$5,772	($20)	$159,171

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
(Dollars in Thousands, Except per Share Data)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,482)	$12,206
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities available for sale	4,045	2,470
Depreciation and amortization	2,055	2,180
Provision for loan losses	32,325	7,550
Net change in loans held for sale	(4,777)	(4,986)
Net (gain) loss on disposal of other real estate owned	(30)	56
Write-down of other real estate owned	350	0
Net (gain) loss on disposal of bank premises and equipment	2	(119)
Investment securities gains	(3,199)	(3,253)
Gain on sale of rate swap	(791)	(778)
Earnings on cash surrender value of life insurance	(754)	(864)
Deferred income taxes	(5,827)	(2,046)
(Increase) decrease in accrued interest receivable	543	(1,398)
Decrease in accrued interest payable	(106)	(120)
Other, net	(568)	1,924

Net cash provided by operating activities	20,786	12,822

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks and short term investments	(61,993)	3,674
Sales of available for sale securities	102,665	188,403
Maturities, repayments and calls of available for sale securities	42,674	42,509
Purchases of available for sale securities	(58,588)	(454,062)
Net purchases of restricted investments in bank stocks	(959)	(540)
Net increase in loans	(49,647)	(40,933)
Investment in limited partnerships	(254)	(1,328)
Purchases of bank premises and equipment	(895)	(440)
Proceeds from disposal of other real estate owned	388	378
Proceeds from disposal of bank premises and equipment	0	373
Proceeds from sale of rate swap	911	868
Purchases of bank owned life insurance	(500)	(1,730)
Redemption of cash surrender value upon death	0	1,220

Net cash used by investing activities	(26,198)	(261,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	98,510	223,699
Net increase (decrease) in short term purchased funds	(60,316)	26,955
Payments on long-term debt	(31,058)	(24,030)
Dividends paid	(5,522)	(4,961)
Proceeds from issuance of common stock	838	38,403
Purchase of treasury stock	(54)	(195)
Net proceeds from issuance of treasury stock	47	586

Net cash provided by financing activities	2,445	260,457

Net increase (decrease) in cash and cash equivalents	(2,967)	11,671
Cash and cash equivalents at beginning of period	19,200	21,940

Cash and cash equivalents at end of period	$16,233	$33,611

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,436	$9,754
Income taxes	3,657	6,100
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$2,239	$1,955

The Notes to Consolidated Financial Statements are an integral part of these statements

ORRSTOWN FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements

September 30, 2011

NOTE 1.	SUMMARY OF CONSOLIDATED SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Orrstown Financial Services, Inc. (the Company) is a financial holding company whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the Bank). The Company operates through its office headquartered in Shippensburg, Pennsylvania. Orrstown Bank provides services through its network of offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Bank has twenty-one branches located in Shippensburg (2), Carlisle (5), Spring Run, Orrstown, Chambersburg (3), Mechanicsburg (2), Camp Hill, Greencastle, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland. The Company and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Basis of Presentation - The unaudited financial statements of the Company and its subsidiary are presented for the three and nine months ended September 30, 2011 and 2010 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2010 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the annual report on Form 10-K for the year ended December 31, 2010.

All significant intercompany transactions and accounts have been eliminated. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Subsequent Events - GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after September 30, 2011, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

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

The types of securities the Company invests in are included in Note 2, “Securities Available for Sale,” and the type of lending the Company engages in are included in Note 3 “Loans Receivable and Allowance for Loan Losses.”

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, federal funds sold and interest bearing deposits with banks all of which have original maturities of 90 days or less.

Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at lower of aggregate cost or fair value (LOCM). Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in non-interest income.

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

The Company follows accounting guidance related to recognition and presentation of other-than-temporary impairment (Financial Accounting Standards Board Accounting Standards Codification “FASB ASC” 320-10). This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery; the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

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

Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is reversed and charged against current interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, has performed in accordance with the contractual terms of the note for a reasonable period of time, generally nine months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contractual terms of the loan for all loan classes.

Loans the terms of which are modified are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for nine months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

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

Derivative Instruments - GAAP requires that all derivatives be recognized in the Consolidated Financial Statements at their fair values. On the dates that derivative contracts are entered into,

the Company designates derivatives as (a) hedges of fair values of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedges); (b) hedges of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedges) or (c) instruments that are held for trading or non-hedging purposes (trading or economic-hedging instruments). For a derivative treated as a fair-value hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item. The ineffective portion of the fair-value hedge is recognized in current period earnings. Upon termination of a fair-value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument. For a derivative treated as a cash flow hedge, the ineffective portion of changes in fair value is reported in current period earnings. The effective portion of the cash flow hedge is recorded as an adjustment to the hedged item through other comprehensive income. For a derivative treated as a trading or economic hedging instrument, changes in fair value are reported in current period earnings. Fair values are determined based upon quoted market prices and mathematical models using current and historical data.

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

The Company follows GAAP, regarding disclosures about derivative instruments and hedging activities, which includes disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

Segment Reporting - The Company only operates in one significant segment – Community Banking. The Company’s non-banking activities are insignificant to the consolidated financial statements.

Reclassifications – Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of ASU 2010-28 guidance did not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASU 2011-08 allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material effect on its consolidated financial statements.

NOTE 2.	SECURITIES AVAILABLE FOR SALE

At September 30, 2011 and December 31, 2010, the investment securities portfolio was comprised exclusively of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at September 30, 2011 and December 31, 2010 were as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
U.S. Government Sponsored Enterprises (GSE)	$64,085	$3,955	$0	$68,040
States and political subdivisions	88,546	2,440	73	90,913
GSE residential mortgage-backed securities	190,385	3,002	93	193,294

Total debt securities	343,016	9,397	166	352,247
Equity securities	2,146	29	380	1,795

Totals	$345,162	$9,426	$546	$354,042

December 31, 2010
U.S. Government Sponsored Enterprises (GSE)	$120,318	$1,491	$1,523	$120,286
States and political subdivisions	98,133	566	1,551	97,148
GSE residential mortgage-backed securities	212,260	960	1,044	212,176

Total debt securities	430,711	3,017	4,118	429,610
Equity securities	2,114	93	45	2,162

Totals	$432,825	$3,110	$4,163	$431,772

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
U.S. Government Sponsored Enterprises (GSE)	$0	$0	$0	$0	$0	$0
States and political subdivisions	4,447	6	615	67	5,062	73
GSE residential mortgage-backed securities	24,026	93	0	0	24,026	93

Total debt securities	28,473	99	615	67	29,088	165
Equity securities	1,482	379	5	1	1,487	380

Total temporarily impaired securities	$29,955	$478	$620	$68	$30,575	$546

December 31, 2010
GSE’s	$44,737	$1,523	$0	$0	$44,737	$1,523
States and political subdivisions	61,718	1,303	1,026	248	62,744	1,551
GSE residential mortgage-backed securities	124,685	1,044	0	0	124,685	1,044

Total debt securities	231,140	3,870	1,026	248	232,166	4,118
Equity securities	312	12	312	33	624	45

Total temporarily impaired securities	$231,452	$3,882	$1,338	$281	$232,790	$4,163

The Company had 50 securities and 126 securities at September 30, 2011 and December 31, 2010, respectively, in which the amortized cost exceeds their fair values, as discussed below.

U.S. Government Sponsored Enterprises (GSE). Seven GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, all of which are in the less than 12 months category at September 30, 2011. At December 31, 2010, the Company had 50 GSE securities with unrealized losses, all of which were in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011 or at December 31, 2010.

State and Political Subdivisions. Five state and political subdivision securities have amortized costs which exceed their fair value, including 1 of which has been for greater than 12 months at September 30, 2011. At December 31, 2010, 63 state and political subdivision securities had unrealized losses, 3 of which were greater than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The security which has had an unrealized loss for over 24 months at September 30, 2011 is a California issue that is carrying a low market value due to it being a zero coupon bond, which is hindered by the state’s economic issues, and not the underlying credit worthiness of the issuer. This security carries an investment grade rating. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011 or at December 31, 2010.

Equity Securities. Thirty-eight equity securities have cost which exceeds their fair value, including 1 of which has been greater than 12 month at September 30, 2011. At December 31, 2010, 13 equity securities had unrealized losses, of which 7 had unrealized losses for greater than 12 months. These securities encompass various industries, including financial, industrial, consumer, energy, health care and a large cap fund, In considering whether the equity securities are other-than-temporarily impaired, management reviews the severity and duration of decline in fair value, research reports, analysts recommendations, credit rating changes, news stories and other relevant information. Management believes the equity securities are not other-than-temporarily impaired and their fair values will equal or exceed our cost bases within a reasonable period of time. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Company recorded no other than temporary impairment expense on equity securities for the quarters or nine months ended September 30, 2011 and 2010.

The amortized cost and fair values of securities available for sale at September 30, 2011 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,500	$4,524
Due after one year through five years	12,726	13,022
Due after five years through ten years	68,681	72,620
Due after ten years	66,724	68,787
GSE residential mortgage-backed securities	190,385	193,294

Total debt securities	343,016	352,247
Equity securities	2,146	1,795

	$345,162	$354,042

Proceeds from sales of securities available for sale for the three months ended September 30, 2011 and 2010 were $65,986,000 and $30,784,000. Gross gains on the sales of securities were $2,373,000 and $1,141,000 for the three months ended September 30, 2011 and 2010. Gross losses on securities available for sale were $22,000 and $67,000 for the three months ended September 30, 2011 and 2010.

Proceeds from sales of securities available for sale for the nine months ended September 30, 2011 and 2010 were $102,665,000 and $188,403,000. Gross gains on the sales of securities were $3,294,000 and $3,641,000 for the nine months ended September 30, 2011 and 2010. Gross losses on securities available for sale were $95,000 and $388,000 for the nine months ended September 30, 2011 and 2010.

Securities with a fair value of $305,182,000 and $271,689,000 at September 30, 2011 and December 31, 2010 were pledged to secure public funds and for other purposes as required or permitted by law.

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

The Company makes various types of commercial real estate loans which have differing levels of credit risk associated with them. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrowers business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy. In order to minimize this credit risk, the Company has conservative underwriting standards which include the credit worthiness of the borrower, a limitation on loan amounts to 75% of the value of the property securing the loan, and strong debt service coverage ratios.

Non-owner occupied and multi-family commercial real estate loans present a different credit risk to the Company than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirement and operating expenses. Lower occupancy or lease rates may result in reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally follows the same underwriting standards for these loans as with owner-occupied commercial real estate, but recognizes the greater risk inherent in these credit relationships in its loan pricing.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate:
Owner-occupied	$199,024	$172,000
Non-owner occupied	138,869	143,372
Multi-family	25,937	24,649
Acquisition and development:
1-4 family residential construction	12,271	29,297
Commercial and land development	96,177	88,105
Commercial and industrial	280,285	263,943
Residential mortgage:
First lien	105,864	119,450
Home equity - term	39,650	40,818
Home equity - Lines of credit	78,559	71,547
Installment and other loans	12,382	11,112

	$989,018	$964,293

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

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $750,000, with ratification of the rating from the Board of Directors’ Credit Administration Committee for loans between $750,000 - $1,000,000. Loans reviewed in excess of $1,000,000 are presented to the Credit Administration Committee with a formal review and rating. All relationships rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, including reaffirmation of the rating, review of detailed collateral analysis and the development of an action plan. In addition to the policy guidelines noted above, the Company expanded its review coverage during the second and third quarters of 2011 in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed and assigned a loan rating.

The following summarizes the Bank’s ratings based on its internal risk rating system as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2011:
Commercial real estate:
Owner-occupied	$171,163	$8,583	$10,579	$8,080	$619	$199,024
Non-owner occupied	101,269	12,501	16,426	8,122	551	138,869
Multi-family	19,090	1,268	1,798	3,781	0	25,937
Acquisition and development:
1-4 family residential construction	7,690	166	4,286	129	0	12,271
Commercial and land development	57,413	12,012	18,997	7,755	0	96,177
Commercial and industrial	205,277	12,412	25,935	36,273	388	280,285
Residential mortgage:
First lien	104,282	0	1,120	462	0	105,864
Home equity - term	38,743	0	198	709	0	39,650
Home equity - Lines of credit	78,372	0	187	0	0	78,559
Installment and other loans	12,380	0	2	0	0	12,382

	$795,679	$46,942	$79,528	$65,311	$1,558	$989,018

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2010
Commercial real estate:
Owner-occupied	$162,968	$2,035	$6,311	$0	$686	$172,000
Non-owner occupied	120,633	4,274	15,495	2,970	0	143,372
Multi-family	20,030	676	3,853	0	90	24,649
Acquisition and development:
1-4 family residential construction	24,199	2,297	2,801	0	0	29,297
Commercial and land development	79,391	2,487	6,134	93	0	88,105
Commercial and industrial	221,111	17,062	14,992	9,770	1,008	263,943
Residential mortgage:
First lien	117,607	0	1,373	470	0	119,450
Home equity - term	39,279	0	828	711	0	40,818
Home equity - Lines of credit	71,364	0	183	0	0	71,547
Installment and other loans	11,062	0	50	0	0	11,112

	$867,644	$28,831	$52,020	$14,014	$1,784	$964,293

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

As of September 30, 2011 and December 31, 2010, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired, however, nearly all restructured loans’ impairment was determined based on discounted cash flows. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

At the time a real estate-secured loan is deemed impaired, management determines whether an updated certified appraisal of the real estate is necessary to assist in determining the extent of an impairment reserve, if any. The decision, whether an updated appraisal is required, takes into consideration the age of the most recent appraisal, the loan-to-value ratio based on the original certified appraisal, the Company’s recent experience and knowledge of market conditions, recent list prices or broker opinions, the condition of the property, and environmental factors. If market conditions have changed significantly from the date of the most recent appraisal, an updated appraisal will be obtained. As of October 1, 2011, the Company amended its policy, which now requires annual updated appraisals for criticized loans in excess of $250,000 which will be used for future impairment analysis. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

Generally, impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the properties’ fair value.

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

Collateral on certain impaired loans is not limited to real estate, and may include accounts receivable, inventory, equipment or other business assets. Estimated fair values are determined based on borrowers’ financial statements, inventory ledgers, accounts receivable agings or appraisals from individuals with knowledge in the business. Stated balances are generally discounted for the age of the financial information or the quality of the assets. In determining fair value, liquidation discounts are applied to this collateral based on existing loan evaluation policies.

The Company distinguishes Substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. “Substandard” classification does not automatically meet the definition of “impaired”. A substandard credit is one that is inadequately protected by current sound worth, paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard. As a result, the Company revised its methodology in its evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “substandard” collectively for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “substandard”, they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2011 and December 31, 2010:

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2011
Commercial real estate:
Owner-occupied	$1,632	$1,632	$150	$7,067	$7,145
Non-owner occupied	7,486	8,376	2,228	1,187	2,291
Multi-family	3,781	5,769	522	0	0
Acquisition and development:
1-4 family residential construction	129	129	14	0	0
Commercial and land development	6,799	9,506	1,160	956	956
Commercial and industrial	32,039	32,452	3,450	4,622	4,622
Residential mortgage:
First lien	462	462	4	0	0
Home equity - term	709	709	137	0	0

	$53,037	$59,035	$7,665	$13,832	$15,014

December 31, 2010
Commercial real estate:
Owner-occupied	$686	$687	$181	$0	$0
Non-owner occupied	2,064	2,065	980	0	0
Multi-family	90	90	90	0	0
Commercial and industrial	9,600	10,191	3,232	1,118	1,118
Residential mortgage:
First lien	470	470	12	0	0
Home equity - term	711	711	8	0	0

	$13,621	$14,214	$4,503	$1,118	$1,118

The following summarizes the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended September 30, 2011:

	Three Months Ended		Nine months Ended
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$5,500	$38	$3,210	$236
Non-owner occupied	5,376	90	3,479	335
Multi-family	3,423	14	1,734	207
Acquisition and development:
1-4 family residential construction	131	1	65	3
Commercial and land development	9,109	36	4,554	244
Commercial and industrial	33,171	351	21,936	1,093
Residential mortgage:
First lien	463	17	466	23
Home equity - term	710	6	710	10

Total	$57,883	$553	$36,154	$2,151

In the second quarter of 2011, the Company early adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU No. 2011-02). As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed terms and conditions on restructured loans that had been completed in the past several months. In many instances, the Company was able to increase the interest rate on the loans and obtain additional collateral support for the borrowings, in exchange for extension of the loans’ terms. However, the new interest rate charged was considered to be at a below-market rate, which was determined to be a concession to its borrowers that were experiencing financial difficulties. Prior to their classification as troubled debt restructurings, these loans had been collectively evaluated for impairment consistent with the guidance in Subtopic 450-20. Upon identifying these receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. As a result of the adoption, the 2011 earnings have been negatively impacted by $3.4 million, representing the impairment valuation reserve at September 30, 2011 calculated under Section 310-10-35. Previous to the adoption of ASU No. 2011-02, a reserve was established on these loans under a general allowance methodology.

The following presents impaired loans that are troubled debt restructurings, with the recorded investment being both the pre-modification and post-modification balances, as well as the number of loans modified during the three and nine month periods, as of September 30, 2011 and December 31, 2010.

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Three Months Ended September 30,		New Troubled Debt Restructurings Nine Months Ended September 30,
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
September 30, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$929	0	$0	1	$932
Non-owner occupied	3	2,271	1	749	3	2,276
Multi-family	1	894	0	0	1	894
Acquisition and development:
1-4 family residential construction	1	129	0	0	1	133
Commercial and land development	4	3,830	0	0	4	3,831
Commercial and industrial	24	27,951	2	2,017	24	27,824
Residential mortgage:
First lien	1	462	0	0	0	0
Home equity - term	1	709	0	0	0	0

	36	$37,175	3	$2,766	34	$35,890

Nonaccruing:
Commercial and industrial	1	$550	1	$550	1	$550

December 31, 2010
Accruing:
Residential mortgage:
First lien	1	$470
Home equity - term	1	711

	2	$1,181

The loans presented above were considered troubled debt restructurings as the result of the Company agreeing to below market interest rates, allowing the loan to remain on interest only status, or for residential mortgage loans, a temporary reduction in interest rates for periods not exceeding 12 months in order to assist the borrowers to improve cash flows during such periods. No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings. There were no modifications during the three and nine months ended September 30, 2010.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2011 and December 31, 2010:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2011
Commercial real estate:
Owner-occupied	$187,462	$3,385	$247	$299	$3,931	$7,631	$199,024
Non-owner occupied	126,969	5,266	233	0	5,499	6,401	138,869
Multi-family	22,807	0	0	242	242	2,888	25,937
Acquisition and development:
1-4 family residential construction	12,271	0	0	0	0	0	12,271
Commercial and land development	83,620	6,139	491	2,002	8,632	3,925	96,177
Commercial and industrial	269,100	1,157	757	320	2,234	8,951	280,285
Residential mortgage:
First lien	103,261	1,023	649	81	1,753	850	105,864
Home equity - term	38,010	756	793	10	1,559	81	39,650
Home equity - Lines of credit	78,089	283	0	0	283	187	78,559
Installment and other loans	11,934	186	0	2	188	260	12,382

	$933,523	$18,195	$3,170	$2,956	$24,321	$31,174	$989,018

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2010
Commercial real estate:
Owner-occupied	$169,030	$986	$832	$466	$2,284	$686	$172,000
Non-owner occupied	141,095	213	0	0	213	2,064	143,372
Multi-family	24,559	0	0	0	0	90	24,649
Acquisition and development:
1-4 family residential construction	29,297	0	0	0	0	0	29,297
Commercial and land development	87,995	1	16	0	17	93	88,105
Commercial and industrial	252,144	287	466	420	1,174	10,625	263,943
Residential mortgage:
First lien	116,182	1,359	535	1,095	2,989	279	119,450
Home equity - term	40,503	161	62	75	298	17	40,818
Home equity - Lines of credit	71,215	60	89	142	291	41	71,547
Installment and other loans	10,793	251	17	50	318	1	11,112

	$942,813	$3,318	$2,017	$2,248	$7,584	$13,896	$964,293

The Bank maintains the allowance for loan losses at a level believed adequate by management to absorb losses inherent in the portfolio. It is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluations of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.

For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which are based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. As of December 31, 2010, the historical loss factor was based on average charge-offs for the last 8 quarters (e.g. January 1, 2009 – December 31, 2010), whereas prior to December 31, 2010, the historical loss factor was based on an equally weighted rolling 12 quarters. Effective December 31, 2010, for loans rated special mention and substandard not deemed impaired, a weighted average rolling 8 quarters average charge-off percentage on the related graded loan type, with a two-third weight to the most recent four quarters, and a one-third weight for the furthest four quarters was utilized. For non-rated loans evaluated collectively for impairment, the charge-off factor for the last 8 quarters is factored into the reserve allocation. The refinement to the methodology was made as management determined that the most recent eight quarters, and in particular, the most recent four quarters for rated loans, is a better reflection of the losses inherent in the loan portfolio at December 31, 2010. Additional reserve allocations of approximately $730,000 resulted due to the change to the most recent 8 quarter history, which management believes is a better reflection of losses inherent in the portfolio based on recent loss history. In making this determination, management considered current economic and real estate conditions, trends in historical charge-off percentages at the Company as well as peers, and feedback from regulators.

In addition to the quantitative analysis, additional reserves are allocated on loans collectively evaluated for impairment based on additional qualitative factors. The qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which range from 0 – 10 basis point per factor, include:

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

Other (two factors) – Other factors considered include concentrations of credit from loan type or shifts in industry or geographic region.

Activity in the allowance for loan losses for the three months ended September 30, 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
Balance, beginning of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212
Provision for loan losses	5,466	3,084	(531)	(178)	38	21	7,900
Charge-offs	(4,179)	(2,707)	(2,466)	(64)	(23)	0	(9,439)
Recoveries	0	0	0	1	3	0	4

Balance, end of period	$8,531	$5,403	$8,135	$1,909	$115	$1,584	$25,677

Activity in the allowance for loan losses for the nine months ended September 30, 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	8,632	8,918	13,069	249	38	1,419	32,325
Charge-offs	(5,433)	(5,282)	(11,729)	(204)	(47)	0	(22,695)
Recoveries	8	0	0	1	18	0	27

Balance, end of period	$8,531	$5,403	$8,135	$1,909	$115	$1,584	$25,677

The roll forward of the allowance for loan losses for the three and nine months ended September 30, 2010 is as follows:

(Dollars in Thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$14,582	$11,067
Provision for loan losses	1,130	7,550
Recoveries	6	91
Loans charged-off	(332)	(3,322)

Balance at end of period	$15,386	$15,386

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
September 30, 2011
Loans allocated by:

Individually evaluated for impairment	$21,153	$7,884	$36,661	$1,174	$0	$0	$66,872
Collectively evaluated for impairment	342,677	100,564	243,624	222,899	12,382	0	922,146

	$363,830	$108,448	$280,285	$224,073	$12,382	$0	$989,018

Allowance for loan losses allocated by:

Individually evaluated for impairment	$2,900	$1,174	$3,450	$142	$0	$0	$7,665
Collectively evaluated for impairment	5,631	4,229	4,685	1,767	115	1,584	18,012

	$8,531	$5,403	$8,135	$1,909	$115	$1,584	$25,677

December 31, 2010
Loans allocated by:
Individually evaluated for impairment	$2,840	$0	$10,718	$1,181	$0	$0	$14,739
Collectively evaluated for impairment	337,181	117,402	253,225	230,634	11,112	0	949,554

	$340,021	$117,402	$263,943	$231,815	$11,112	$0	$964,293

Allowance for loan losses allocated by:

Individually evaluated for impairment	$1,251	$0	$3,232	$20	$0	$0	$4,503

Collectively evaluated for impairment	4,073	1,767	3,563	1,843	106	165	11,517

	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

NOTE 4.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

The Company entered into three rate swap agreements during 2008 and 2009 related to fixed rate loans. The Company used these interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Company converted floating rate assets into fixed rate assets. These interest rate swap agreements are considered cash flow hedge derivative instruments that qualified for hedge accounting. A portion of the amount included in other comprehensive income was reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions is the cost of replacing the agreements at current market rates. During the nine months ended September 30, 2011 and 2010, the Company sold its interest rate swaps and recognized $791,000 and $778,000 in gains on the sale, which are included in the ineffective portion in the following table, once it no longer qualified as a hedge. For the three months ended September 30, 2011 and 2010, $673,000 and $0 in gains were recognized in the gain on sale.

The balances of the derivative instruments on the consolidated financial statements as of December 31, 2010 are as follows:

(Dollars in thousands)	Notional/ Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate

December 31, 2010:
Interest rate swap - 5 year cash flow	20,000	804	other assets	11/26/2013	5.28%
Interest rate swap - 4 year cash flow	10,000	209	other assets	05/27/2013	4.54%

	$30,000	$1,013			5.03%

Under the terms of the agreement, the Bank paid interest monthly at the rate equivalent to Wall Street Journal prime and received interest income monthly at the fixed rate shown above.

A roll forward of the unrealized gains (losses) on the derivatives, and the effects on the Company’s income statement for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Unrealized gains (losses) on derivatives in cash flow from hedging relationship, beginning of period	$671	$975	$918	$(3)
Amount of gain recognized in other comprehensive income on derivative for effective portion of cash flow hedge	28	435	159	2,749
Amount of gain reclassified from accumulated other comprehensive income into interest income	(26)	(133)	(261)	(652)
Amount of gain recognized as noninterest income for the ineffective portion of the cash flow hedge	(673)	(12)	(816)	(829)

Unrealized gains on derivatives in cash flow from hedging relationship, end of period	$0	$1,265	$0	$1,265

NOTE 5.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

On February 9, 2010, the Company filed a shelf registration statement on Form S-3 with the Commission that provided the Company with the ability to raise capital, from time to time, up to an aggregate of $80,000,000, through the sale of stock, preferred stock, debt securities, warrants and other securities. The Company completed a public stock offering of 1,481,481 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $40,000,000 during the first quarter of 2010. Net proceeds after underwriting commissions and expenses were $37,585,000. The Company believes that with this additional capital, it positions itself well to weather the economy and take advantage of future opportunities that may arise. The Company has no current plans to issue additional shares of common stock.

NOTE 6.	EARNINGS PER SHARE

Earnings per share for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
(Dollars In Thousands, except per share data)	2011	2010	2011	2010
Net income	$4,314	$4,896	($2,482)	$12,206

Weighted average shares outstanding (basic)	8,027	7,975	8,005	7,483
Impact of common stock equivalents	0	16	13	27

Weighted average shares outstanding (diluted)	8,027	7,991	8,018	7,510

Per share information:
Basic earnings (loss) per share	$0.54	$0.61	($0.31)	$1.62
Diluted earnings (loss) per share	$0.54	$0.61	($0.31)	$1.62

Stock options for 343,000 and 253,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2011 and 2010, as their exercise would have been anti-dilutive. Stock options for 307,000 and 216,000 shares of common stock were not considered for the nine months ended September 30, 2011 and 2010 as they were anti-dilutive. The shares were anti-dilutive either due to the Company recognizing a net loss for the period or the options’ exercise price exceeded the average market value.

NOTE 7.	COMPREHENSIVE INCOME

The Company’s other comprehensive income items are limited to unrealized gains on securities available for sale and unrealized gains (losses) on derivatives used for cash flow hedges. The components of other comprehensive income for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Unrealized holding gains on securities available for sale arising during the period	$7,479	$4,477	$13,132	$12,185
Reclassification adjustment for gains realized in net income	(2,351)	(1,074)	(3,199)	(3,253)

Net unrealized gains	5,128	3,403	9,933	8,932
Tax effect	(1,795)	(1,191)	(3,477)	(3,126)

	3,333	2,212	6,456	5,806

Unrealized holding gains (losses) in fair value of derivatives used for cash flow hedges	2	290	(127)	2,046
Reclassification adjustment for gains realized in net income	(673)	0	(791)	(778)

Net unrealized gains (losses)	(671)	290	(918)	1,268
Tax effect	235	(101)	322	(444)

	(436)	189	(596)	824

Total other comprehensive income, net of tax and reclassification adjustments	$2,897	$2,401	$5,860	$6,630

The components of accumulated other comprehensive income, net of taxes, are as follows:

	September 30, 2011	December 31, 2010
Unrealized gains (losses) on securities available for sale	$5,772	$(685)
Unrealized gains on derivatives used for cash flow hedges	0	597

	$5,772	$(88)

NOTE 8.	OTHER COMMITMENTS

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s subsidiary bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. At September 30, 2011 and December 31, 2010, $27,424,000 and $29,558,000 of performance standby letters of credit have been issued. The Company does not anticipate any losses as a result of these transactions.

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

The Company had no fair value liabilities at September 30, 2011 or December 31, 2010.

A summary of assets at September 30, 2011 and December 31, 2010, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2011
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$68,040	$0	$68,040
States and political subdivisions	0	90,913	0	90,913
GSE residential mortgage-backed securities	0	193,294	0	193,294

Total debt securities	0	352,247	0	352,247

Equity securities:
Diversified	44	0	0	44
Energy	243	0	0	243
Financial services	210	70	0	280
Industrials	108	0	0	108
Technology	642	0	0	642
Other	478	0	0	478

Total equity securities	1,725	70	0	1,795

Total securities	$1,725	$352,317	$0	$354,042

Interest rate swaps	$0	$0	$0	$0

December 31, 2010
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$120,286	$0	$120,286
States and political subdivisions	0	97,148	0	97,148
GSE residential mortgage-backed securities	0	212,176	0	212,176

Total debt securities	0	429,610	0	429,610

Equity securities:
Diversified	267	0	0	267
Energy	60	0	0	60
Financial services	351	279	0	630
Industrials	208	0	0	208
Technology	147	0	0	147
Other	784	66	0	850

Total equity securities	1,817	345	0	2,162

Total securities	$1,817	$429,955	$0	$431,772

Interest rate swaps	$0	$1,013	$0	$1,013

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

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is older than two years, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $7,665,000 and $4,503,000 at September 30, 2011 and December 31, 2010, respectively.

Foreclosed Real Estate Owned

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were nine other real estate owned properties with cumulative write-downs totaling $210,000 at September 30, 2011, and three properties with cumulative write-downs totaling $123,000 at December 31, 2010.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case a lower of cost or market (LOCM) charge is taken. In the third quarter of 2011 and the fourth quarter of 2010, lower of cost or market charges of $100,000 and $200,000 were taken on the mortgage servicing right portfolio, and as such, are carried at fair value on those dates. Due to increases in mortgage servicing rights values, the fourth quarter 2010 LOCM reserve was reversed in the first quarter of 2011.

A summary of assets at September 30, 2011 and December 31, 2010 measured at fair value on a nonrecurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2011
Impaired loans, net	$0	$0	$45,372	$45,372
Foreclosed real estate	0	0	1,888	1,888
Mortgage servicing rights	0	0	2,244	2,244

December 31, 2010
Impaired loans, net	$0	$0	$9,118	$9,118
Foreclosed real estate	0	0	259	259
Mortgage servicing rights	0	0	2,057	2,057

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$16,233	$16,233	$10,400	$10,400
Federal funds sold	0	0	8,800	8,800
Short-term investments	248	248	2,728	2,728
Interest bearing deposits with banks	65,398	65,398	925	925
Restricted investments in bank stock	9,757	9,757	8,798	8,798
Securities available for sale	354,042	354,042	431,772	431,772
Loans held for sale	7,470	7,470	2,693	2,693
Loans	989,018		964,293
Allowance for loan losses	(25,677)		(16,020)

Net loans	970,811	978,663	950,966	937,928
Accrued interest receivable	5,172	5,172	5,715	5,715
Mortgage servicing rights	2,244	2,244	2,057	2,057
Interest rate swaps	0	0	1,013	1,013
Financial Liabilities
Deposits	$1,286,901	$1,292,526	$1,188,377	$1,192,028
Short-term borrowings	27,534	27,534	87,850	87,850
Long-term debt	34,120	35,218	65,178	66,397
Accrued interest payable	947	947	1,053	1,053
Off-balance sheet instruments	0	0	0	0

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the Company) is a financial holding Company with a wholly-owned bank subsidiary, Orrstown Bank (the “Bank”). The following is a discussion of our consolidated financial condition at September 30, 2011 and results of operations for the three and nine months ended September 30, 2011 and September 30, 2010. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Company has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Company’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, including changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, changes in the rate of inflation, changes in technology, the intensification of competition within the Company’s market area and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Report, see “Important Factors Relating to Forward Looking Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and “Risk Factors” contained in the Annual Report on Form 10-K as such Risk Factors may be amended or supplemented from time in our filings with the Commission.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) and follow general practices within the financial services industry in which it operates. Management, in order to prepare the Company’s consolidated financial statements, is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date through the date the financial statements are filed with the Commission. As this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources.

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

Goodwill and other intangible assets have been recorded on the books of the Company in connection with its acquisitions. Goodwill and other intangible assets are reviewed for potential impairment on an annual basis in the fourth quarter, or more often if events or circumstances indicate that there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Various market valuation methodologies are used to determine the fair value of the reporting unit. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill are necessary. If the fair value of the reporting unit is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value.

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. As of September 30, 2011, Management has concluded that a valuation allowance is not needed on its net deferred tax asset.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

SUMMARY OF FINANCIAL RESULTS

The Company recorded net income of $4.3 million for the third quarter of 2011 compared to $4.9 million for the same period in 2010, representing a decrease of $582,000 or 11.9%. Basic and diluted earnings per share for the third quarter of 2011 were $0.54, compared to $0.61 for the third quarter of 2010. On a year-to-date basis, the net loss recorded for the period was $2.5 million for 2011, compared to net income of $12.2 million in 2010. Diluted earnings (loss) per share totaled ($0.31) for the nine months ended September 30, 2011 compared to $1.62 in 2010.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Return on average assets	1.11%	1.36%	-0.22%	1.23%
Return on average tangible assets	1.13%	1.39%	-0.21%	1.26%
Return on average equity	10.82%	12.18%	-2.06%	11.47%
Return on average tangible equity	12.54%	14.03%	-2.27%	13.57%
Average equity / average assets	10.22%	11.20%	10.50%	10.70%

Supplemental Reporting of Non-GAAP-based Financial Measures

Tangible book value per share is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. A reconciliation of book value per share to tangible book value per share is as follows:

(Dollars in thousands, except per share data)	September 30, 2011	December 31, 2010
Common shareholder’s equity	$159,171	$160,484
Less: intangible assets	20,541	20,698

Tangible common equity	$138,630	$139,786

Book value per share	$19.80	$20.10
Less: intangible assets per share	2.56	2.60

Tangible book value per share	$17.24	$17.50

Total assets	1,517,315	1,511,722
Less intangible assets	20,541	20,698

Tangible assets	$1,496,774	$1,491,024

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

	September 30, 2011	September 30, 2010
For Quarter Ended:
Return on Average Assets (GAAP basis)	1.11%	1.36%
Effect of excluding average intangible assets and related amortization, net of tax	0.02%	0.03%

Return on Average Tangible Assets	1.13%	1.39%

Return on Average Equity (GAAP basis)	10.82%	12.18%
Effect of excluding average intangible assets and related amortization, net of tax	1.72%	1.85%

Return on Average Tangible Equity	12.54%	14.03%

	September 30, 2011	September 30, 2010
For Nine Months Ended:
Return on Average Assets (GAAP basis)	-0.22%	1.23%
Effect of excluding average intangible assets and related amortization, net of tax	0.01%	0.03%

Return on Average Tangible Assets	-0.21%	1.26%

Return on Average Equity (GAAP basis)	-2.06%	11.47%
Effect of excluding average intangible assets and related amortization, net of tax	-0.21%	2.10%

Return on Average Tangible Equity	-2.27%	13.57%

Tax-equivalent net interest income is a non-GAAP financial measure. Tax-equivalent net interest income is derived from GAAP interest income and net interest income using an assumed tax rate of 35%. We believe the presentation of net interest income on a tax–equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

The following reconciles net interest income to net interest income on a fully taxable equivalent basis:

(Dollars in Thousands)	September 30, 2011	September 30, 2010
For Quarter Ended:
Net interest income	$12,825	$11,668
Effect of tax exempt income	720	532

Net interest income, tax equivalent basis	$13,545	$12,200

Nine Months Ended:
Net interest income	$38,023	$33,465
Effect of tax-exempt income	2,122	1,315

Net interest income, tax equivalent basis	$40,145	$34,780

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2011 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2010

Net income for the quarter ended September 30, 2011 was $4.3 million, compared to net income of $4.9 million for the same quarter in 2010, resulting in diluted earnings per share of $0.54 and $0.61 for the periods, respectively. As a result of the lower net income level in 2011, the Company’s return on assets and return on tangible equity ratios declined from 1.36% and 14.03%, respectively, for the quarter ended September 30, 2010 to 1.11% and 12.54%, respectively, for the same period in 2011.

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

The “Average Balances and Interest Rates” table presents net interest income on a fully taxable equivalent basis, net interest rate spread and net interest margin for the quarters ended September 30, 2011 and 2010.

Net interest income measured on a fully tax equivalent basis, totaled $13.5 million for the three months ended September 30, 2011, a $1.3 million, or 11.0%, increase over 2010. The growth in net interest income came principally through an increase in interest earning assets, which averaged $1.461 billion for the quarter ended September 30, 2011, compared to $1.329 billion in 2010. Complementing the growth in interest earning assets was a 4 basis point increase in net interest margin. Despite the low interest rate environment, the Company has been able to manage its blend of interest earnings assets and liabilities so that net interest margin increased slightly from 3.62% for the three months ended September 30, 2010 to 3.66% for the same quarter in 2011. The Company has been able to lower its overall cost of funds to 0.72% for the period, an improvement over the prior year’s cost of funds of 0.92% and the linked quarter’s cost of 0.76%.

Average interest bearing deposits increased $138.4 million, or 13.5%, resulting from the Company’s overall customer service model, its market position in several attractive markets, and due to the favorable rating the Bank has received from IDC Financial Publishing, Inc. (IDC), an independent bank safety rating agency which uses its unique rankings of financial ratios to determine the quality ratings of financial institutions. This strong rating facilitates the Company’s ability to attract time deposits and brokered deposits. Average balance of time deposits of $585.0 million for the quarter ended September 30, 2011 exceeded 2010’s average balance of $534.5 million by 9.5%. Interest expense decreased $323,000, or 12.2% from $3.1 million for the quarter ended September 30, 2010 to $2.7 million for the quarter ended September 30, 2011. The Company recognizes that brokered funds are more volatile funding source than core deposits. However, given the current interest rate environment and the steepness of the interest rate curve, the Company elected to collect these funds and earn a spread on them in order to enhance net interest income during the first half of 2011. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage backed securities, which provide a regular stream of monthly cash flows, and can be used to meet the maturity needs of time and brokered deposits. We have matched cash flows from the debt securities portfolio with nontraditional cash flows to enable us to unwind the strategy if loan demand continues to increase or if the yield curve flattens. As a result of recent regulatory climate around non traditional funding sources, management anticipates it will not utilize brokered deposits as heavily in the future.

Interest income earned on loans on a fully taxable equivalent basis increased from $12.3 million for the quarter ended September 30, 2010 to $12.7 million in 2011, a 3.2% increase. The growth in the loan portfolio was the primary reason for the increase in net interest income. Average loans increased $95.9 million, or 10.5%, from the quarter ended September 30, 2010 to September 30, 2011. The increase in average loans is the result of the Company’s desire to continue to grow its loan portfolio and deploy its capital. This growth has come principally in some of the Company’s less mature markets, in which we have hired additional lending officers, which has increased opportunities in these markets. The growth experienced in the loan portfolio in the second half of 2010, supplemented with the loan demand in the first half of 2011, provided the strong growth in average loan balances. Due to the variable nature of a large portion of the loan portfolio, along with the implementation of interest rate floors as loans renewed, the Company was able to limit the decline in average rate earned on loans. The rate earned on loans was 4.97%, or 36 basis points less than 2010, and partially offset the increase in interest income that resulted from higher average balances. The increase in the Company’s nonaccrual loan balance will put pressure on the rate earned on loans in future quarters.

As a result of the increase in its deposit base, the Company has placed less reliance on more costly long-term borrowings. Interest expense on long-term debt has decreased $96,000 from $372,000 for the quarter ended September 30, 2010 to $276,000 in the corresponding quarter in 2011. The reduction in the average daily balance of $15.9 million for 2011 compared to 2010 contributed to reduced interest expense, partially offset by a 10 basis point increase in the average cost.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Average Balances and Interest Rates

	Three Months Ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$48,621	$42	0.34%	$26,835	$31	0.46%
Securities	408,951	3,450	3.38	394,867	2,956	2.99
Loans	1,002,964	12,719	4.97	907,026	12,325	5.33
Total interest-earning assets	1,460,536	16,211	4.38	1,328,728	15,312	4.54

Other assets	87,511			94,986

Total	$1,548,047			$1,423,714

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$503,972	$415	0.33	$424,375	$594	0.56
Savings deposits	72,845	36	0.20	64,574	37	0.23
Time deposits	585,030	1,871	1.27	534,457	2,014	1.45
Short term borrowings	53,015	68	0.51	63,818	95	0.59
Long term debt	43,192	276	2.55	59,047	372	2.45

Total interest bearing liabilities	1,258,054	2,666	0.84	1,146,271	3,112	1.06

Non-interest bearing demand deposits	121,749			108,087
Other	10,094			9,862

Total Liabilities	1,389,897			1,264,220
Shareholders’ Equity	158,150			159,494

Total	$1,548,047		0.72%	$1,423,714		0.92%

Net interest income (FTE)/ net interest spread		13,545	3.54%		$12,200	3.48%

Net interest margin			3.66%			3.62%

Tax-equivalent adjustment		(720)			(532)

Net interest income		$12,825			$11,668

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.

For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2011 totaled $7.9 million, an increase over the third quarter 2010 provision of $1.1 million. The increase in the provision for loan losses over the prior period was attributable to replenishing the allowance for loan losses in response to $9.4 million of charge-offs experienced during the quarter, combined with decreases in asset quality ratios, including elevated levels of nonaccrual loans, restructured loans and delinquencies as noted in “Risk Elements” below.

Other Income

Noninterest income, excluding securities gains, totaled $6.6 million for the three months ended September 30, 2011, compared to $4.9 million in 2010. Included in 2011’s noninterest income were the gain on sale of the Company’s merchant service business totaling $995,000, included in merchant processing fees, and sale of an interest rate swap in the amount of $673,000, included in other income. Excluding these items, noninterest income remained consistent between the two periods, with some shift to mortgage banking income, offset by less loan related fees received on prepayment penalties, letters of credit fees and other loan services.

Trust department and brokerage income increased $96,000, or 7.3% for the quarter ended September 30, 2011 compared to 2010, principally the result of an increase in the number of accounts under management, and some increased trading due to market conditions.

Securities gains totaled $2.4 million for the three months ended September 30, 2011, compared to $1.1 million in 2010. The difference in gains taken between the two periods was the result of interest rate and market conditions, and the Company’s asset liability management strategies.

The Company continues to advertise and market itself in order for consumers to recognize the broad range of financial services and products the Company has to offer, and to increase its brand recognition. Through the use of enhanced technology, the Company expects it will be able to reach a broader market which will allow it to continue to grow its customer base. The Company, in the last half of the year, upgraded one of its electronic delivery systems, through an enhanced web page that allows for direct customer interaction.

Other Expenses

As a result of the growth the Company has experienced, noninterest expenses rose from $9.5 million during the third quarter of 2010 to $10.8 million for the same period in 2011, an increase of $1.3 million, or 13.8%.

The following contributed to the net increase in other expenses:

•

Salaries and employee benefits decreased $321,000, from $5.0 million for the third quarter of 2010 to $4.7 million for the third quarter of 2011. The decrease was primarily attributable to the reduction in employee benefit accruals based on the Company’s performance, including discretionary executive bonuses and profit sharing accruals. Offsetting the reduction in these accruals was a growth in the number of full-time equivalents from 277 at September 30, 2010 to 313, at September 30, 2011.

•

FDIC insurance increased $385,000, from $305,000 for the three months ended September 30, 2010 to $690,000 for the same period in 2011. The increase is due to higher deposit balances and increased assessment rates in 2011 compared to 2010.

•

Professional services totaled $1.1 million for the three months ended September 30, 2011, an increase of $1.0 million over $122,000 recorded in the same period in 2010. The increase in expenses can be attributed to increased professional services. Professional services include expenses associated with third party loan review assistance, legal and accounting costs associated with the increased complexity of the Company and regulatory issues.

•

Collection and other real estate owned expenses, included in other operating expenses, increased $366,000, from $228,000 for the quarter ended September 30, 2010 to $594,000 for the quarter ended September 30, 2011. These expenses have increased as a result of the increase in classified assets with corrective action and work-out plans, in order to mitigate the Company’s risk of loss.

•	The remainder of the increase in other expenses is primarily the result of the growth experienced by the Company.

In order to better understand how other expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. Despite an increase in noninterest expenses, the Company’s efficiency ratio was 52.4% for the quarter ended September 30, 2011, compared to 54.8% in 2010, and improved slightly on a linked quarter basis from 52.6% during the second quarter of 2011.

Income Tax Expense

The Company recorded an income tax benefit of $1.3 million for the quarter ended September 30, 2011, compared to income tax expense of $2.1 million for the same period in 2010. A meaningful comparison of income tax expense to levels of pre-tax income is its effective tax rate, which is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

The Company’s effective tax rate declined to (41.5%) for the quarter ended September 30, 2011 compared to 30.5% for the corresponding prior year period. For interim financial reporting, the Company computes its income tax expense (benefit) based on its estimated effective tax rate for the year, as noted in ASC 740-270-25. Further, interim reporting of income taxes limits the amount of benefit that can be taken to not exceed the projected tax benefit for the year. The tax benefit recorded in the quarter despite pre-tax income in 2011 is the direct result of greater levels of tax-free income as a percentage of estimated taxable income anticipated to be earned for the year. The large provision for loan losses recorded in 2011 results in lower estimated taxable income for the year, and an anticipated benefit.

As a result of utilizing the estimated annual effective tax rate in calculating the income tax benefit, it is anticipated that tax expense for the last quarter of 2011 will remain lower than the historical 2010 levels and should result in minimal expense. By year end, the full income tax benefit of the higher than normal provision for loan losses will be recognized.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010

On a year-to-date basis, the Company incurred a net loss of $2.5 million compared to net income of $12.2 million for the first nine months of 2010, resulting in diluted earnings (loss) per share of ($0.31) and $1.62 for the year-to-date periods, respectively. As a result of the net loss for the 2011 period, the Company’s return on assets and return on tangible equity ratios were negative for the year-to-date, compared to 1.23% and 13.57%, respectively, for the same period in 2010.

Net Interest Income

The “Average Balances and Interest Rates YTD” table presents net interest income on a fully taxable equivalent basis, net interest rate spread and net interest margin for the nine months ended September 30, 2011 and 2010.

For the nine months ended September 30, 2011, net interest income measured on a fully tax equivalent basis, increased $5.4 million, or 15.4%, to $40.1 million from $34.8 million in the corresponding period in 2010. The primary reason for the increase in net interest income was an increase in average earning assets from $1.236 billion for the first nine months of 2010 to $1.443 billion in 2011. Offsetting the growth in average interest earning assets was a decline in net interest margin by 3 basis points from 3.72% in 2010 to 3.69% for 2011. The net interest spread for the nine months ending September 30, 2011 was 3.57%, consistent with the 3.58% earned in the same period in 2010.

The largest portion of the increase in interest income was the result of interest earned on the securities portfolio, which totaled $10.3 million on a fully-taxable equivalent basis for the nine months ended September 30, 2011, an increase of 35.5%, or $2.7 million over 2010.

The growth in securities was funded principally through the growth in deposit accounts. Average interest bearing deposits increased $185.6 million, or 19.7%, resulting from the Company’s overall customer service model, its market position in several attractive markets, and due to the favorable rating the Bank has received from IDC Financial Publishing, Inc. The average balance of time deposits of $593.6 million for the nine months ended September 30, 2011 exceeded 2010’s average balance of $486.8 million by 21.9%. However, interest expense on time deposits decreased $124,000, due to the rate paid on them declining 29 basis points. The Company recognizes that brokered funds are a more volatile funding source than core deposits. However, given the current interest rate environment and the steepness of the interest rate curve, the Company elected to collect these funds and earn a spread on them in order to enhance net interest income. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage backed securities, which provide a regular stream of monthly cash flows, and can be used to meet the maturity needs of time and brokered deposits. We have matched cash flows from the debt securities portfolio with nontraditional cash flows to enable us to unwind the strategy if loan demand continues to increase or if the yield curve flattens. As a result of the recent regulatory climate around nontraditional funding sources, management anticipates it will not utilize brokered deposits as heavily in the future.

Interest income earned on loans increased from $36.7 million for the first nine months ended September 30, 2010 to $38.1 million in 2011, a 3.7% increase. For the first three quarters of 2011, average loans increased $97.8 million, or 10.9%, to $997.5 million from $899.7 million in the first nine months of 2010. The increase in average loans is the result of the Company’s desire to continue to grow its loan portfolio and deploy its capital. This growth has come principally in some of the Company’s less mature markets, in which we have hired additional lending officers, which has increased opportunities in these markets served. The growth experienced in the loan portfolio in the second half of 2010, supplemented with the loan demand in the first quarter of 2011, provided the strong growth in average loan balances. Due to the variable nature of a large portion of the loan portfolio, along with the implementation of floors as loans renewed, the Company was able to limit the decline in the average rate earned on loans. Management does not expect it will continue to experience the same level of growth in loans that is has in the past several years, given competitive conditions and the regulatory climate. The increase in the Company’s nonaccrual loan balance will put pressure on the rate earned on loans in future quarters.

As a result of the increase in its deposit base, the Company has placed less reliance on more costly long-term borrowings. Interest expense on long-term debt has decreased $384,000 from $1.2 million for the nine months ended September 30, 2010 to $838,000 in the corresponding period in 2011. Reduction in average daily balance of $8.3 million for 2011 compared to 2010, and the lower rate paid of 2.43% in 2011 compared to 3.0% in 2010 contributed to the reduced interest expense.

The Company’s net interest spread has declined by 1 basis point, and the net interest margin has declined by 3 basis point each for the nine months ended September 30, 2011 compared to 2010. Given the continued low interest rate, reduced rates earned on interest earning assets outpaced the reduction in rates that we could pass on to our customers, and resulted in the lower interest rate spread and margin. The net interest spread was 3.57% and net interest margin was 3.69% for the first nine months of 2011.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Average Balances and Interest Rates - YTD

	Nine months Ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$32,184	$87	0.36%	$27,819	$94	0.46%
Securities	413,483	10,277	3.32	308,142	7,586	3.29
Loans	997,504	38,111	5.06	899,697	36,734	5.40

Total interest-earning assets	1,443,171	48,475	4.46	1,235,658	44,414	4.76

Other assets	89,389			94,036

Total	$1,532,560			$1,329,694

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$463,737	$1,280	0.37	$392,799	$2,005	0.68
Savings deposits	70,784	110	0.21	62,919	127	0.27
Time deposits	593,612	5,816	1.31	486,809	5,940	1.60
Short term borrowings	73,882	286	0.52	84,196	340	0.53
Long term debt	46,027	838	2.43	54,342	1,222	3.00

Total interest bearing liabilities	1,248,042	8,330	0.89	1,081,065	9,634	1.18

Non-interest bearing demand deposits	113,662			97,577
Other	9,901			8,770

Total Liabilities	1,371,605			1,187,412
Shareholders’ Equity	160,955			142,282

Total	$1,532,560		0.77%	$1,329,694		1.04%

Net interest income (FTE)/ net interest spread		40,145	3.57%		$34,780	3.58%

Net interest margin			3.69%			3.72%

Tax-equivalent adjustment		(2,122)			(1,315)

Net interest income		$38,023			$33,465

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.

For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2011 totaled $32.3 million, a significant increase over the prior year’s amount of $7.6 million for the same period. The factors attributable to the increase in the provision for loan losses, included the following:

•

An additional charge-off of $5.6 million above that which was initially reserved on a previously reported commercial credit in which the borrower is currently in bankruptcy. As a result of the Bank’s recent termination of its involvement with the borrower’s Plan of Reorganization exit financing, it was determined prudent to charge-off the entire loan balance, as the Bank is presently listed as an unsecured non-priority claimant in the pre-petition indebtedness.

•

Prolonged softening real estate conditions, particularly in the Bank’s southern market, have resulted in additional loan loss provisions, as the allowance for loan losses was increased by $9.2 million after charge-offs that related to borrowings that were collateral dependent. Upon receiving updated appraisals in 2011, it was noted that the appraised values were significantly less than previous appraisals, or even listed sales prices. Real estate values are depressed due to lack of growth in the market and abundance of properties available.

•

The Bank’s recognition of continuing softness in overall economic conditions and deterioration of underlying collateral securing lending relationships resulted in an ongoing credit review process during the second and third quarters that covered nearly 100% of the commercial loan portfolio as measured in dollars. This process led to downgraded internal risk ratings on many existing credits, and subsequently raised required reserve levels. Loans classified as ‘substandard’ or ‘doubtful’ have increased to $146.3 million as of September 30, 2011, compared to $67.8 at December 31, 2010. Classified loans have declined 2.5% from June 30, 2011, principally the result of charge-offs, or partial charge-off of loans.

•

The continued economic pressures on customers and valuations on underlying collateral resulted in management increasing its qualitative reserve allocations on its loan portfolios to reflect these conditions. In addition, the $22.7 million in net charge-offs experienced in 2011 resulted in increased quantitative reserve allocations to specific loan portfolios.

Other Income

Noninterest income, excluding securities gains, totaled $16.0 million for the nine months ended September 30, 2011, compared to $14.6 million for the same period in 2010. Noninterest income generation increased across most business lines including Orrstown Financial Advisors, mortgage originations, and retail deposits. These business lines have been able to capitalize on favorable market conditions, which include:

•

Service charges on deposit accounts increased 1.8%, from $4.7 million for the nine months ended September 30, 2010 to $4.8 million in 2011. The increase was principally the result of increased revenues earned on debit cards. Partially offsetting the increase was a decline in overdraft charges to depositors during the period, as we have experienced customers being more cautious in their spending given the economic times and less likely to overdraw their accounts.

•

Other service charges, commissions and fees declined $676,000 during the period, from $1.7 million for the nine months ended September 30, 2010 to $1.0 million for the corresponding period in 2011. The decrease is primarily the result of loan service fees, in which we have seen reduced frequency of customers willing to pay prepayment penalties and fewer needing letter of credit facilities.

•

Trust department and brokerage income increased $622,000, or 16.7% for the nine months ended September 30, 2011 compared to 2010. The increase was a result of increases in trust and brokerage transaction activity as the stock market has started to show signs of recovery and an increased number of accounts with assets under management. Further, during the first several months of 2011, the stock market was higher than in 2010, which resulted in higher assets under management. Recently, the market has come down some which may impact future revenues.

•

During the first nine months of 2011, the continued low interest rate environment and additional mortgage originators have led to an increase in new mortgage loan applications as well as refinancing activities compared to the same period in 2010. Given this low interest rate environment, the Company generally sells its 30-year conforming loans to investors, and during the year sold its shorter term conforming mortgages on the secondary market as well. As a result, income on mortgage banking increased $528,000 to $2.3 million for nine months ended September 30, 2011 compared to $1.7 million in 2010. The Company has recently seen a decrease in refinancing activity, as mortgage rates have been low for a sustained period of time, and values of homes have been impacted by real estate conditions, which have limited customers’ abilities to refinance.

•

Earnings on life insurance decreased $48,000 from $884,000 for the nine months ended September 30, 2010 to $836,000 for the same period in 2011. The decline in earnings was the combination of $239,000 recognized in life insurance benefits upon the death of a former director in 2010, partially offset by higher average balances of bank owned life insurance during 2011 than in 2010, which enhanced earnings on the investments.

•	Noninterest income was enhanced in both periods, from gains on sale of interest rate swaps, totaling $778,000 recognized in 2010, which is consistent with the $791,000 earned in 2011.

Securities gains totaled $3.2 million for the nine months ended September 30, 2011, compared to $3.3 million in 2010. The Company’s decision to sell securities in the two periods and realize gains is the result of interest rate and market conditions, and the Company’s asset liability management strategies.

Other Expenses

As a result of the growth the Company has experienced, noninterest expenses rose from $26.7 million during the first nine months of 2010 to $30.0 for the same period in 2011, an increase of $3.3 million, or 12.3%. The following contributed to the net increase in other expenses.

•

Salaries and employee benefits decreased slightly to $13.7 million for the nine months ended September 30, 2011, from $14.1 million for the corresponding period in 2010. The decrease was attributable to the reduction in employee benefit accruals based on the Company’s performance, including discretionary executive bonuses and profit sharing accruals. Offsetting the reduction in these accruals was a growth in the number of full-time equivalents from 277 at September 30, 2010 to 313 at September 30, 2011.

•

FDIC insurance expense increased $863,000, or 75.8%, to $2.0 million for the nine months ended September 30, 2011 from $1.1 million for the same period in 2010. The increase is due to higher deposit balances and increased assessment rates in 2011 compared to 2010.

•

Professional services totaled $2.0 million for the nine months ended September 30, 2011, an increase of $1.4 million over 2010’s total of $569,000. The increase in expenses can be attributed to increased professional services provided, including third party loan review assistance, legal costs associated with increased complexity of the Company and regulatory issues, and increased accounting/auditing fees due to additional requirements of financial and regulatory reporting.

•

Taxes, other than income, increased from $587,000 during the first nine months of 2010 to $636,000 in 2011, a $49,000 increase. Pennsylvania’s Bank Shares Tax Expense is based on the last six years’ rolling average equity, as defined. The increase in expense was a direct result of the growth that the bank has experienced in its average shareholders’ equity, principally the result of the $18 million capital infusion from the Company during 2010 and the roll-off of 2004’s balance.

•

Collection and real estate owned expenses, included in other operating expenses, increased approximately $566,000, from $437,000 for the nine months ended September 30, 2010 to $1.0 million in 2011. These expenses have increased as a result of a heightened number of classified assets, as corrective action and work-out plans are detailed with the borrowers in order to mitigate the Company’s risk of loss. It is anticipated these charges will continue to increase as the Company works through its classified loans.

•

The Company established a $250,000 reserve for off-balance sheet commitments during the nine months ended September 30, 2011, which is included in other expenses. As noted in the provision for loan losses section, the continuing softness in overall economic conditions and deterioration of underlying collateral resulted in the need for a reserve for unfunded commitments, particularly construction and development loans which will need completed.

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

The Company’s efficiency ratio was 52.6% for the nine months ended September 30, 2011, an improvement on 2010’s ratio of 53.6% for the same period.

Income Tax Expense

The Company recorded an income tax benefit of $2.6 million for the nine months ended September 30, 2011, compared to income tax expense of $4.9 million in the same period in 2010. A meaningful comparison of income tax expense to levels of pre-tax income is its effective tax rate, which is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

The Company’s effective tax rate declined to (50.9%) for the nine months ended September 30, 2011 compared to 28.5% for the corresponding prior year period. For interim financial reporting, the Company computes its income tax expense (benefit) based on its estimated effective tax rate for the year, as noted in ASC 740-270-25. Further, interim reporting of income taxes limits the amount of benefit that can be taken to not exceed the projected tax benefit for the year. The lower effective tax rate in 2011 is the direct result of greater levels of tax-free income as a percentage of estimated taxable income for the year. The large provision for loan losses recorded in 2011 results in lower estimated taxable income for the year, and an anticipated benefit.

As a result of utilizing the estimated annual effective tax rate in calculating the income tax benefit, it is anticipated that tax expense for the last quarter of 2011 will remain lower than the historical 2010 levels and should result in minimal expense. By year end, the full income tax benefit of the higher than normal provision for loan losses will be recognized.

Financial Condition

A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of September 30, 2011, securities available for sale were $354.0 million, a decrease of $77.8 million, or 18.0% from the December 31, 2010 balance of $431.8 million.

The decline in securities available for sale occurred in every investment category, including U.S. Government Sponsored Enterprises securities with fixed maturity dates, which declined by $52.2 million, mortgage-backed securities which declined by $18.9 million, and state and political subdivisions, which fell by $6.2 million. The cash flows received from principal pay downs, maturities, and sales of securities from these portfolios were kept liquid, and the Company has seen an increase in its federal funds sold and interest bearing deposits with banks of $55.7 million. Given the current interest rate environment and funding needs of maturing borrowings and deposits, management has kept the funds liquid in order to meet these obligations.

The available for sale securities portfolio of $354.0 million at September 30, 2011 has decreased since June 30, 2011’s balance of $421.1 million, with declines noted in all investment categories. Again, the funds were kept liquid, with federal funds sold and interest bearing deposits increasing by $59.6 million.

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

The Company makes various types of commercial real estate loans which have differing levels of credit risk associated with them. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrowers business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy. In order to minimize this credit risk, the Company has conservative underwriting standards which include the credit worthiness of the borrower, a limitation on loan amounts to 75% of the value of the property securing the loan, and strong debt service coverage ratios.

Non-owner occupied and multi-family commercial real estate loans present a different credit risk to the Company than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirement and operating expenses. Lower occupancy or lease rates may result in reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally follows the same underwriting standards for these loans as with owner-occupied commercial real estate, but recognizes the greater risk inherent in these credit relationships in its loan pricing.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of September 30, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial real estate:
Owner-occupied	$199,024	$172,000
Non-owner occupied	138,869	143,372
Multi-family	25,937	24,649
Acquisition and development:
1-4 family residential construction	12,271	29,297
Commercial and land development	96,177	88,105
Commercial and industrial	280,285	263,943
Residential mortgage:
First lien	105,864	119,450
Home equity - term	39,650	40,818
Home equity - Lines of credit	78,559	71,547
Installment and other loans	12,382	11,112

	$989,018	$964,293

The loan portfolio at September 30, 2011 has grown 2.6%, from $964.3 million at December 31, 2010 to $989.0 million at September 30, 2011. Owner occupied commercial real estate has experienced the most growth, increasing from $172.0 million at December 31, 2010 to $199.0 million at September 30, 2011, a 15.7% increase. Commercial and industrial loans also grew, increasing from $263.9 million at December 31, 2010 to $280.3 million at September 30, 2011, a 6.2% increase. Several experienced lenders have joined the Company in the past two years, which has led to additional opportunities in some of the Company’s emerging markets.

Non-owner occupied commercial real estate decreased from $143.3 million to $138.9 million at September 30, 2011. This decrease was principally the result of two loans secured by motels that were paid off during 2011. A decrease was also noted in 1-4 family residential construction loans which decreased $17.0 million from December 31, 2010 to September 30, 2011. A large portion of this movement in 1-4 family construction was the result of normal conversion of loans from construction to permanent financing, the largest of which was an approximate $9.0 million townhouse development in which the construction phase ended and the loan moved to permanent financing, and is now included in the commercial category.

The Company has experienced a $13.6 million decrease in its first lien residential mortgages from December 31, 2010 to September 30, 2011’s balance of $105.9 million. As a result of asset/liability and capital management, the Company sold its shorter-lived 1-4 residential mortgages, generally with maturities of 10-20 years, which were previously held in its portfolio. Longer termed residential mortgage loans continue to be sold on the secondary market, as they present greater interest rate risk.

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

The Company’s loan portfolio principally consists of loans to borrowers in south central Pennsylvania and Washington County, Maryland. As the majority of loans are concentrated in this geographic region, a substantial portion of the debtor’s ability to honor their obligations may be affected by the level of economic activity in the market area.

Nonperforming assets include nonaccrual and restructured loans and foreclosed real estate. In addition, loans past due 90 days or more and still accruing are also deemed to be a risk asset. For all loan classes, the accrual of interest income on loans, including impaired loans, ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, have performed in accordance with the contractual terms of the note for a reasonable period of time, generally nine months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan for all loan classes.

Loans, the terms of which are modified, are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for nine months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured, loans past due 90 days or more, and foreclosed real estate as of September 30, 2011, June 30, 2011 and December 31, 2010. Relevant asset quality ratios are also presented.

(Dollars in Thousands)	September 30, 2011	June 30, 2011	December 31, 2010
Loans on nonaccrual (cash) basis	$31,174	$14,762	$13,896
Other real estate owned (OREO)	2,754	1,240	1,112

Total nonperforming assets	33,928	16,002	15,008
Restructured loans still accruing	37,175	34,844	1,181
Loans past due 90 or more days and still accruing	2,956	3,617	2,248

Total nonperforming and other risk assets	$74,059	$54,463	$18,437

Loans greater than 30-89 days past due	$21,365	$11,021	$5,335

Ratio of total nonperforming loans to loans	3.15%	1.48%	1.44%
Ratio of total nonperforming assets to assets	2.24%	1.05%	0.99%
Ratio of total nonperforming assets to total loans and OREO	3.42%	1.60%	1.55%
Ratio of total risk assets to total loans and OREO	7.47%	5.44%	1.91%
Ratio of total risk assets to total assets	4.88%	3.56%	1.22%

Allowance for loan losses to total loans	2.60%	2.72%	1.66%
Allowance for loan losses to nonaccrual loans	82.37%	184.34%	115.28%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	37.57%	54.86%	106.25%

The Company continues to monitor its classified loans in light of the continued softness in economic conditions and collateral values. As a result of this monitoring, additional nonperforming assets and other risk elements were identified during 2011. Total risk elements, which include nonaccrual loans, other real estate owned, restructured loans and still accruing and loans past due 90 days or more still accruing, increased to $74.0 million at September 30, 2011 from $54.5 million and $18.4 million at June 30, 2011 and December 31, 2010.

The largest increase in risk elements was restructured loans still accruing, which totaled $37.1 million at September 30, 2011, compared $34.8 million at June 30, 2011 and $1.2 million at December 31, 2010. In the second quarter of 2011, the Company early adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU No. 2011-02). As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed terms and conditions to customers on restructured loans that had been completed in the past several months. The Company designated certain relationships in which management worked with the borrower and modified terms and conditions, principally extension of loan maturities, as restructured loans. Despite the Company’s ability to increase the rate on many of these loans to a floor rate of interest and strengthening of loan quality with additional collateral in certain instances, the loans were designated as restructured as the borrowers were experiencing financial difficulties, and the new rates were below a market rate of interest for similar risk characteristics. The Company proactively took actions with these borrowers to enable them to repay their loans under revised terms and conditions, which were felt to mitigate loss potential to the bank while allowing the borrowers to work through these softened economic times. All restructured loans were performing in accordance with their revised terms at September 30, 2011. As a result of the adoption of ASU No. 2011-02, the 2011 earnings have been negatively impacted by $3.4 million, representing the impairment valuation reserve at September 30, 2011 calculated under Section 310-10-35. Previous to the adoption of ASU No. 2011-02, a reserve was established on these loans under a general allowance methodology.

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

Nonaccrual loans increased from $13.9 million at December 31, 2010 to $31.2 million at September 30, 2011, an increase of 124.3%, or $17.3 million. The net increase in nonaccrual loans is primarily the result of $869,000 of pay downs, $22.2 million of loans being charged-off, $2.2 million of loans foreclosed on and transferred to other real estate owned, and loans totaling $42.5 million being moved to nonaccrual status during the nine-month period. Since June 30, 2011, nonaccrual loans increased by $16.4 million, a result of $27.5 million of loans moved to non-accrual status, offset by $9.2 million in loans charged-off and $1.8 million foreclosed on and transferred to real estate owned.

During 2011, the Company increased the number of personnel in its loan workout and credit review departments and outsourced certain credit review responsibilities in order to mitigate the Company’s risk of loss, and to eventually reduce its level of nonaccrual and classified loans. During the quarter ended September 30, 2011, new appraisals were received on many criticized assets and updated financial statements were received on these borrowers. Based upon an evaluation of the credit condition of the borrowers as well as continued softness noted in real estate market conditions, reclassifying certain loans to nonaccrual status was determined to be an appropriate course of action.

Since June 30, 2011, three significant relationships with loan balances totaling $23.3 million have moved from accruing to nonaccruing status. The first relationship, consisting of several notes and related entities, is to commercial real estate operators with multi-use properties in their portfolio, including a restaurant, entertainment facilities, condominiums and office space located in the Company’s southern market. Loans totaling approximately $15.8 million were placed in nonaccrual status, and upon receiving updated appraisals, the collateral dependent loans were written down to their fair value of $9.8 million, with the remaining $6.0 million difference charged to the allowance for loan losses.

A second relationship moved to nonaccrual status in the quarter ended September 30, 2011, with loans totaling $4.6 million, is to wholesaler that supplies inventory to the commercial construction industry. As a result of the deterioration in real estate conditions,, the borrowers’ business has been negatively impacted, and has resulted in management concluding that they will be unable to continue to service their debt requirements. The Company is in the process of obtaining updated appraisals, as many of the appraisals on the properties securing the outstanding balances are greater than one year old. A reserve of $1.3 million has been established on the relationship, based on discounting the existing appraisals in the file by approximately 22%. Upon receiving updated appraisals, management expects that much of the reserve will be charged off to reflect the collateral dependent loans’ fair value.

A third relationship, totaling $1.6 million, moved to nonaccrual status in the quarter ended September 30, 2011, is to borrowers that purchased real estate, with plans to convert it to a residential development. A delay in the approval process for the planned development, coupled with deterioration in real estate conditions, has resulted in the project not materializing with little or no cash flows generated to meet debt service requirements. As a result, the Company placed the related loans on nonaccrual status; however, a reserve has not been established at this time as the collaterals’ value, discounted at 22.5%, appears sufficient to mitigate the Company’s risk of loss.

Several large relationships remain in nonaccrual status at September 30, 2011. The first relationship, with loans totaling $5.2 million was originally moved to nonaccrual status in the second quarter of 2011. The loans are to a land developer in the Company’s southern market. As a result of the downturn in the economy, the borrower has had difficulties in finding ground lease tenants and has had difficulties meeting the conditions in selling pad sites on a different project. As a result of the cash flow problems the borrower is experiencing and related delinquencies, the three loans have been placed in nonaccrual status. The loans are secured by the real estate projects and guarantors that have little liquidity. Updated appraisals were received in the third quarter of 2011, and resulted in charge-offs on each of the three loans, totaling $1.9 million was charged to the allowance for loan losses, in order to properly reflect the collateral dependent loans at their fair value. As of June 30, 2011, the Company had an ASC 310 reserve on this relationship totaling $1.0 million.

Another relationship that remains on nonaccrual status totals $3.3 million and was moved to nonaccrual status during the second quarter of 2011. These loans relate to a real estate investor in our southern market. Increased vacancy on the borrower’s projects has led to reduced cash flows, and the inability to meet monthly debt service requirements on the related loan obligations. The loans are secured by the real estate, and the borrower has little liquidity to meet debt service requirements until occupancy levels improve. No charge-offs have been taken on the relationship to date, as the recently obtain appraised values suggest the loan is sufficiently secured. However, an impairment reserve remains on the books, allowing for costs to dispose and some room if real estate values should continue to decline.

A loan secured by a residential subdivision in the Company’s southern market remains in nonaccrual status at September 30, 2011. As a result of the downturn in the economy and lack of growth in this market, the development of the project was delayed, and the property is currently on the market for sale. The relationship was current based on an interest reserve that was funding monthly interest payments, however, in light of a recent appraisal, it was determined that the collateral securing this collateral dependent loan was not sufficient to cover the loan balance, and the loan was moved to nonaccrual status. A second loan to the borrower with a second lien position on the collateral, totaling $2.6 million, was previously written off during the second quarter ended once an updated appraisal was received and it was concluded that the real estate had no value to support the second lien position. These loans were not considered impaired prior to the second quarter of 2011, as they were current and the property was listed for sale with a realtor in excess of the loan balances. Another appraisal was obtained on the property in the third quarter of 2011, and resulted in an additional $806,000 of the loans being charged-off, resulting in a September 30, 2011 carrying balance of $630,000. The Company had a $719,000 ASC 310 reserve established on this loan at June 30, 2011.

Another loan remaining in nonaccrual status as of September 30, 2011 is a one by a mixed use building, consisting of residential apartments and commercial retail space that has had difficulties in securing leases from tenants that will enable it to meet its debt service requirements. The Bank is working with the borrower through the lease up period, in order to allow sufficient time to increase the building’s occupancy. This loan is secured by the commercial real estate property and has a loan carrying balance at September 30, 2011 of $551,000. During the second quarter of 2011, the Company charged off approximately $550,000 of the loan balance, which was previously reserved.

A residual balance of a nonaccrual loan of $258,000 remains, after the Company had foreclosed on several properties also securing the credit, resulting in $617,000 of the loan curtailed upon the title transfer of the foreclosed real estate to the Company. No loss was incurred in connection with the foreclosure process, and as of September 30, 2011, the Company continues to feel it is adequately secured as the remaining balance is secured by property with a value in excess of $815,000. The Company continues with its legal actions against the borrower.

None of the remaining nonaccruing loans has a balance in excess of $650,000, and of the remaining balance, approximately $1.4 million, or 4.4% of total nonaccruals, relates to the consumer or residential mortgage loan portfolio. The Company believes through the combination of the collateral securing the loans, partial charge-offs on nonaccrual loans of $7.8 million, and the impairment reserves allocated for these relationships totaling $4.1 million, it has provided for the potential losses that it may incur on these relationships as of September 30, 2011. However, as additional time passes on these relationships, additional information may become known that could result in additional reserve allocations, or, alternatively, it may be deemed that the reserve allocations exceed that which is needed.

The real estate owned balance consists of 15 properties held by the Company at September 30, 2011 acquired through foreclosure proceedings. One property totaling $564,000, and representing 21% of the balance, represents a unique residential property in Franklin County. Another property consists of a commercial use property located in Perry County, and two adjoining lots that total 70 acres, and has a combined carrying value of $672,000, or 24% of the total real estate owned balance. The remaining 11 properties, each with a carrying value of less than $350,000 are not significant. The Company is carrying each of the properties at their appraised values, less estimated cost to sell. Appraisals on all but one property, with a carrying value of $82,000 have been received within the past 15 months. During the nine months ended September 30, 2011, eight properties were written down by a total of $160,000, upon the receipt of updated appraisals in the third quarter of 2011.

A further breakdown of nonaccrual loans, loans past due 90 days or more still accruing, and other delinquency information as of September 30, 2011 and December 31, 2010 is as follows:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2011
Commercial real estate:
Owner-occupied	$187,462	$3,385	$247	$299	$3,931	$7,631	$199,024
Non-owner occupied	126,969	5,266	233	0	5,499	6,401	138,869
Multi-family	22,807	0	0	242	242	2,888	25,937
Acquisition and development:

1-4 family residential construction	12,271	0	0	0	0	0	12,271
Commercial and land development	83,620	6,139	491	2,002	8,632	3,925	96,177
Commercial and industrial	269,100	1,157	757	320	2,234	8,951	280,285
Residential mortgage:
First lien	103,261	1,023	649	81	1,753	850	105,864
Home equity - term	38,010	756	793	10	1,559	81	39,650

Home equity - Lines of credit	78,089	283	0	0	283	187	78,559
Installment and other loans	11,934	186	0	2	188	260	12,382

	$933,523	$18,195	$3,170	$2,956	$24,321	$31,174	$989,018

December 31, 2010
Commercial real estate:
Owner-occupied	$169,030	$986	$832	$466	$2,284	$686	$172,000
Non-owner occupied	141,095	213	0	0	213	2,064	143,372
Multi-family	24,559	0	0	0	0	90	24,649
Acquisition and development:

1-4 family residential construction	29,297	0	0	0	0	0	29,297
Commercial and land development	87,995	1	16	0	17	93	88,105
Commercial and industrial	252,144	287	466	420	1,174	10,625	263,943
Residential mortgage:
First lien	116,182	1,359	535	1,095	2,989	279	119,450
Home equity - term	40,503	161	62	75	298	17	40,818

Home equity - Lines of credit	71,215	60	89	142	291	41	71,547
Installment and other loans	10,793	251	17	50	318	1	11,112

	$942,813	$3,318	$2,017	$2,248	$7,584	$13,896	$964,293

Past due loans increased from $7.6 million at December 31, 2010 to $24.3 million at September 30, 2011, an increase of $16.7 million. The majority of the increase was in the less severe category, of 30-59 days past due, which increased $14.9 million. The increase experienced was across different loan segments and borrowers within those classes. The Company has experienced migration in its delinquency categories, as loans 60-89 days past due have increased $1.1 million and loans greater than 90 days still accruing have increased $708,000. The rise in delinquencies can be attributed to continued economic conditions and customer fatigue, in which certain customers have had difficulties in maintaining current status in light of cash flow difficulties.

Credit Risk Management

Allowance for Loan Losses

During 2011, the Company’s charge-offs have increased significantly, reflective of sluggish economic and real estate conditions. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The Company maintains the allowance for loan losses at a level believed adequate by management to absorb losses inherent in the portfolio. It is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluations of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.

In order to monitor ongoing risk associated with its loan portfolio and specific credits within the segments, management uses an eight point internal grading system. The first four rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or criticized rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including substandard, doubtful or loss. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard” loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset; its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss”, there is little prospect of collecting the loan’s principal or interest and it is generally written off.

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

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $750,000, with ratification of the rating from the Board of Directors’ Credit Administration Committee for loans between $750,000 - $1,000,000. Loans reviewed in excess of $1,000,000 are presented to the Credit Administration Committee with a formal review and rating. All relationships rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, including reaffirmation of the rating, review of detailed collateral analysis and the development of an action plan. In addition to the policy guidelines noted above, the Company extended its review coverage during the second and third quarters of 2011 in light of softness in overall economic conditions and deterioration of underlying collateral securing the lending relationships. As a result, all commercial real estate, construction and development, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed and assigned a loan rating.

The following summarizes the Bank’s ratings based on its internal risk rating system as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2011:
Commercial real estate:
Owner-occupied	$171,163	$8,583	$10,579	$8,080	$619	$199,024
Non-owner occupied	101,269	12,501	16,426	8,122	551	138,869
Multi-family	19,090	1,268	1,798	3,781	0	25,937
Acquisition and development:
1-4 family residential construction	7,690	166	4,286	129	0	12,271
Commercial and land development	57,413	12,012	18,997	7,755	0	96,177
Commercial and industrial	205,277	12,412	25,935	36,273	388	280,285
Residential mortgage:
First lien	104,282	0	1,120	462	0	105,864
Home equity - term	38,743	0	198	709	0	39,650
Home equity - Lines of credit	78,372	0	187	0	0	78,559
Installment and other loans	12,380	0	2	0	0	12,382

	$795,679	$46,942	$79,528	$65,311	$1,558	$989,018

December 31, 2010:
Commercial real estate:
Owner-occupied	$162,968	$2,035	$6,311	$0	$686	$172,000
Non-owner occupied	120,633	4,274	15,495	2,970	0	143,372
Multi-family	20,030	676	3,853	0	90	24,649
Acquisition and development:
1-4 family residential construction	24,199	2,297	2,801	0	0	29,297
Commercial and land development	79,391	2,487	6,134	93	0	88,105
Commercial and industrial	221,111	17,062	14,992	9,770	1,008	263,943
Residential mortgage:
First lien	117,607	0	1,373	470	0	119,450
Home equity - term	39,279	0	828	711	0	40,818
Home equity - Lines of credit	71,364	0	183	0	0	71,547
Installment and other loans	11,062	0	50	0	0	11,112

	$867,644	$28,831	$52,020	$14,014	$1,784	$964,293

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

As of September 30, 2011 and December 31, 2010 nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired, however, nearly all restructured loans’ impairment was determined based on discounted cash flows. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

For collateral dependent impaired loans, at the time a real estate-secured loan is deemed impaired, management determines whether an updated certified appraisal of the real estate is necessary to assist in determining the extent of an impairment reserve, if any. The decision whether an updated appraisal is required takes into consideration the age of the most recent appraisal, the loan-to-value ratio based on the original certified appraisal, the Company’s recent experience and knowledge of market conditions, recent list prices or broker opinions, the condition of the property, and environmental factors. If market conditions have changed significantly from the date of the most recent appraisal, an updated appraisal will be obtained. As of October 1, 2011, the Company amended its policy, which now requires annual updated appraisals for criticized loans in excess of $250,000 which will be used for future impairment analysis. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

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

Collateral on certain impaired loans is not limited to real estate, and may include accounts receivable, inventory, equipment or other business assets. Estimated fair values are determined based on borrowers’ financial statements, inventory ledgers, accounts receivable agings or appraisals from individuals with knowledge in the business. Stated balances are generally discounted for the age of the financial information or the quality of the assets. In determining fair value, liquidation discounts are applied to this collateral based on existing loan evaluation policies.

The Company distinguishes Substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. “Substandard” classification does not automatically meet the definition of “impaired”. A substandard credit is one that is inadequately protected by current sound worth, paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard. As a result, the Company revised its methodology in its evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “substandard” collectively for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “substandard”, they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2011 and December 31, 2010:

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2011
Commercial real estate:
Owner-occupied	$1,632	$1,632	$150	$7,067	$7,145
Non-owner occupied	7,486	8,376	2,228	1,187	2,291
Multi-family	3,781	5,769	522	0	0
Acquisition and development:
1-4 family residential construction	129	129	14	0	0
Commercial and land development	6,799	9,506	1,160	956	956
Commercial and industrial	32,039	32,452	3,450	4,622	4,622
Residential mortgage:
First lien	462	462	4	0	0
Home equity - term	709	709	137	0	0

	$53,037	$59,035	$7,665	$13,832	$15,014

December 31, 2010
Commercial real estate:
Owner-occupied	$686	$687	$181	$0	$0
Non-owner occupied	2,064	2,065	980	0	0
Multi-family	90	90	90	0	0
Commercial and industrial	9,600	10,191	3,232	1,118	1,118
Residential mortgage:
First lien	470	470	12	0	0
Home equity - term	711	711	8	0	0

	$13,621	$14,214	$4,503	$1,118	$1,118

In the second quarter of 2011, the Company early adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU No. 2011-02). As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed terms and conditions on restructured loans that had been completed in the past several months. In many instances, the Company was able to increase the interest rate on the loans and obtain additional collateral support for the borrowings, in exchange for extension of the loans’ terms. However, the new interest rate charged was considered to be at a below-market rate, which was determined to be a concession to its borrowers that were experiencing financial difficulties. Prior to their classification as troubled debt restructurings, these loans had been collectively evaluated for impairment consistent with the guidance in Subtopic 450-20. Upon identifying these receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. As a result of the adoption, the 2011 earnings have been negatively impacted by $3.4 million, representing the impairment valuation reserve at September 30, 2011 calculated under Section 310-10-35. Previous to the adoption of ASU No. 2011-12, a reserve was established on these loans under a general allowance methodology.

The following presents impaired loans that are troubled debt restructurings, with the recorded investment being both the pre-modification and post-modification balances, as well as the number of loans modified during the nine and twelve month periods, as of September 30, 2011 and December 31, 2010.

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Three Months Ended September 30,		New Troubled Debt Restructurings Nine Months Ended September 30,
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
September 30, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$929	0	$0	1	$932
Non-owner occupied	3	2,271	1	749	3	2,276
Multi-family	1	894	0	0	1	894
Acquisition and development:
1-4 family residential construction	1	129	0	0	1	133
Commercial and land development	4	3,830	0	0	4	3,831
Commercial and industrial	24	27,951	2	2,017	24	27,824
Residential mortgage:
First lien	1	462	0	0	0	0
Home equity - term	1	709	0	0	0	0

	36	$37,175	3	$2,766	34	$35,890

Nonaccruing:
Commercial and industrial	1	$550	1	$550	1	$550

December 31, 2010
Accruing:
Residential mortgage:
First lien	1	$470
Home equity - term	1	711

	2	$1,181

The loans presented above were considered troubled debt restructurings as the result of the Company agreeing to below market interest rates, allowing the loan to remain on interest only status, or for residential mortgage loans, a temporary reduction in interest rates for periods not exceeding 12 months in order to assist the borrowers to improve cash flows during such periods. No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. For each loan class presented in the delinquency table previously presented, general allowances are provided for loans that are collectively evaluated for impairment, which are based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. As of December 31, 2010, the historical loss factor was based on average charge-offs for the last 8 quarters (e.g. January 1, 2009 – December 31, 2010), whereas prior to December 31, 2010, the historical loss factor was based on an equally weighted rolling 12 quarters. Effective December 31, 2010, for loans rated special mention and substandard not deemed impaired, a weighted average rolling 8 quarters average charge-off percentage on the related graded loan type, with a two-third weight to the most recent four quarters, and a one-third weight for the furthest four quarters was utilized. For non-rated loans evaluated collectively for impairment, the charge-off factor for the last 8 quarters is factored into the reserve allocation. The refinement to the methodology was made as management determined that the most recent eight quarters, and in particular, the most recent four quarters for rated loans, is a better reflection of the losses inherent in the loan portfolio at December 31, 2010. Additional reserve allocations of approximately $730,000 resulted due to the change to the most recent 8 quarter history, which management believes is a better reflection of losses inherent in the portfolio based on recent loss history. In making this determination, management considered current economic and real estate conditions, trends in historical charge-off percentages at the Company as well as peers, and feedback from regulators.

In addition to the quantitative analysis, additional reserves are allocated on loans collectively evaluated for impairment based on additional qualitative factors. The qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which range from 0 – 10 basis points per factor, include:

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

Other (two factors) – Other factors considered include concentrations of credit from loan type or shifts in industry or geographic region.

Activity in the allowance for loan losses for the three months ended September 30, 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
Balance, beginning of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212
Provision for loan losses	5,466	3,084	(531)	(178)	38	21	7,900
Charge-offs	(4,179)	(2,707)	(2,466)	(64)	(23)	0	(9,439)
Recoveries	0	0	0	1	3	0	4

Balance, end of period	$8,531	$5,403	$8,135	$1,909	$115	$1,584	$25,677

Activity in the allowance for loan losses for the nine months ended September 30, 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	8,632	8,918	13,069	249	38	1,419	32,325
Charge-offs	(5,433)	(5,282)	(11,729)	(204)	(47)	0	(22,695)
Recoveries	8	0	0	1	18	0	27

Balance, end of period	$8,531	$5,403	$8,135	$1,909	$115	$1,584	$25,677

The roll forward of the allowance for loan losses for the three and nine months ended September 30, 2010 is as follows:

(Dollars in Thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$14,582	$11,067
Provision for loan losses	1,130	7,550
Recoveries	6	91
Loans charged-off	(332)	(3,322)

Balance at end of period	$15,386	$15,386

The following summarizes the ending loan balances individually and collectively evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
September 30, 2011
Loans allocated by:
Individually evaluated for impairment	$21,153	$7,884	$36,661	$1,174	$0	$0	$66,872
Collectively evaluated for impairment	342,677	100,564	243,624	222,899	12,382	0	922,146

	$363,830	$108,448	$280,285	$224,073	$12,382	$0	$989,018

Allowance for loan losses allocated by:

Individually evaluated for impairment	$2,900	$1,174	$3,450	$142	$0	$0	$7,665
Collectively evaluated for impairment	5,631	4,229	4,685	1,767	115	1,584	18,012

	$8,531	$5,403	$8,135	$1,909	$115	$1,584	$25,677

December 31, 2010
Loans allocated by:
Individually evaluated for impairment	$2,840	$0	$10,718	$1,181	$0	$0	$14,739
Collectively evaluated for impairment	337,181	117,402	253,225	230,634	11,112	0	949,554

	$340,021	$117,402	$263,943	$231,815	$11,112	$0	$964,293

Allowance for loan losses allocated by:

Individually evaluated for impairment	$1,251	$0	$3,232	$20	$0	$0	$4,503

Collectively evaluated for impairment	4,073	1,767	3,563	1,843	106	165	11,517

	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

The provision for loan losses increased to $7.9 million and $32.3 million for the three and nine months ended September 30, 2011, as compared to $1.1 million and $7.6 million for corresponding periods in 2010. The factors attributable to the increase in the provision for loan losses include a specifically identifiable charge-off on a previously-reported commercial credit in which the borrower is currently in bankruptcy, additional reserves of $9.2 needed on two relationships in the Southern market, in which updated appraisals were significantly less than previous appraisals, and the establishment of valuation reserves of $3.4 million, determined principally through discounted cash flows, on restructured loans. Additionally, the elevated provision for loan losses resulted from downgrades in internal risk ratings of loans and loans considered impaired, which were influenced by continuing softness in economic conditions and deterioration of underlying collateral securing the loans. The provision for loan loss for the first nine months of 2011 was nearly 1.43x net charge-offs for the period, which enabled the Company to bolster the allowance for loan losses to 2.60% of loans outstanding, an increase from 1.66% at December 31, 2010. The ratio of the allowance for loan losses to loans outstanding of 2.60% declined from June 30, 2011’s ratio of 2.72% due to $9.4 million of charge-offs that were recorded during the period.

See further discussion in the “Provision for Loan Losses” section noted in the Results of Operations for the Nine Months Ended September 30, 2011 compared to September 30, 2010.

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology previously discussed.

The largest dollar components of the reserve remains allocated to the commercial real estate and commercial and industrial loan portfolio. However, as a percent of related outstanding loan balance, the $5.4 million reserve allocation on the acquisition and development loan portfolio represents 5.0% of the related loans outstanding. In connection with managements’ heightened awareness of the economic conditions that plague our commercial and acquisition and development customers, numerous loans were re-evaluated with subsequent downgrades to the loans rating made. Substandard loans within this category, increased from $9.0 million at December 31, 2010 to $31.2 million at September 30, 2011, including a $7.8 million increase in loans meeting the impairment criteria. The $5.4 million reserve allocation reflects the deterioration in the real estate market conditions over the past several years, and borrowers inability to sell residential properties, or lease up commercial units as quickly as anticipated when the projects began. The slowdown in the market has resulted in reduced appraised values, resulting in higher charge-offs and reserve requirements on acquisition and development loans than was needed at December 31, 2010.

The commercial real estate and commercial and industrial loan portfolios also have higher inherent risk associated with them than retail loans, and the reserve allocations on these portfolios reflect this elevated risk. The allowance for loan losses allocated to the commercial real estate portfolio increased from $5.3 million at December 31, 2010 to $8.5 million at September 30, 2011. This increase in the reserve reflects higher level of charge-offs experienced than in prior years, and an increase in classified loans, including substandard and doubtful loans, from $29.3 million at December 31, 2010 to $50.0 million at September 30, 2011. The commercial and industrial loan portfolio has also seen an increase in classified loans which totaled $62.6 million at September 30, 2011 compared to $25.8 million at December 31, 2010. The commercial portfolio has experienced charge-offs of $11.7 million during the nine months ended September 30, 2011, including $8.6 million for a loan to a customer that financed interim constructing for mortgages, residential manufactured, modular and site-built homes.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve is the result of the error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion represents 6.2% of the reserve balance at September 30, 2011. The increase from $165,000 at December 31, 2010 to $1.6 million at September 30, 2011 reflects greater uncertainty in how long the economic conditions will remain soft and collateral values will continue to depreciate.

While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits

On an average daily basis, total deposits grew 19.4%, or $201.7 million, from $1.040 billion for the nine months ended September 30, 2010 to $1.242 billion for the corresponding 2011 period. Each category of time deposits experienced growth on an average daily basis in the first nine months of 2011 compared to 2010. The two categories that have experienced the most significant growth were interest bearing demand deposits, which grew $70.9 million, or 18.1%, and time deposits, which grew by $106.8 million, or 21.9% on an average daily balance basis. Given current economic times and market conditions, it has been noted that consumers are saving more. This fact, combined with our strong capital position, strong focus on our customer needs and service, and competitive pricing has allowed the Company to attract more demand deposits, including checking and money market products. In the past two months, the Company has experienced growth in its interest-bearing demand deposits, as state and municipal subdivisions that had previously elected to be in the Company’s repurchase agreement product, migrated to an interest-bearing demand deposit, secured by investment securities. We anticipate this will continue throughout the fourth quarter of 2011.

The Company’s strong IDC Financial Publishing, Inc. (IDC) rating, an independent bank safety rating which uses unique rankings of financial ratios to determine the quality ratings of financial institutions, allowed it to attract larger types of deposits, including time deposits, those in excess of $100,000, and brokered deposits. As noted above, the Bank’s IDC rating has led to an opportunity to obtain this relatively cheap funding source. The Company recognizes that brokered funds result in greater volatility as a funding source, but given the current interest rate environment and the steepness of the interest rate curve, elected to use these funds and earn a spread on them to increase net interest as previously discussed. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage backed securities, which provide a steady stream of cash flows, which are used to meet the maturity needs of time deposits demand requirements of time and brokered deposits. This strategy was utilized, and towards the end of 2010 and the first half of 2011, the Company had built up its brokered deposit balances, and used the funds for loan growth, or mortgage backed securities. The average balance of brokered deposits increased from $97.8 million for the nine months ended September 30, 2010 to $179.9 million for the same period in 2011.

Management continually evaluates its utilization of brokered deposits, and considers the interest rate curve, and regulatory views on non-core funding sources. During the third quarter of 2011, the Company began to allow its brokered deposits to run off, without replacing them with additional brokered deposits, resulting in a decline in the balance since December 31, 2010. Brokered deposits of $144.1 million declined 16.0% from the December 31, 2010 balance of $171.6 million. Brokered and other time deposit balances will be less emphasized in the future given the uncertainty of the regulators views on this non-core funding source.

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

Total shareholders’ equity decreased $1.3 million from $160.4 million at December 31, 2010 to $159.1 million at September 30, 2011. The decrease in shareholders’ equity was principally the result of dividends declared of $5.5 million combined with the net loss for the period of $2.5 million, offset by gains on securities available for sale of $6.5 million. Historically, earnings retention, defined as net income less dividends declared, has served as a primary source of capital to the Company. As a result of the net loss posted during the nine months ended September 30, 2011, dividends declared have exceeded the years’ net income. Quarterly, management evaluates its ability to pay a dividend in light of regulatory guidance, capital needed for growth initiatives and minimum regulatory capital ratios. In October 2011, the Company announced it had discontinued its quarterly dividend, the result of regulatory guidance indicating that the dividend application would not be approved. It is anticipated that by not paying the dividend, the Company will retain approximately $7.4 million of capital annually. There can be no assurances as to whether, or in what amounts, cash dividends will be declared in the future or, if declared, whether they will continue, be suspended or discontinued.

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

As of September 30, 2011, the Bank was considered as well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of September 30, 2011 and December 31, 2010 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$144,787	14.7%	$78,959	8.0%	n/a	n/a
Orrstown Bank	137,937	14.0%	78,653	8.0%	$98,316	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	132,282	13.4%	39,479	4.0%	n/a	n/a
Orrstown Bank	125,479	12.8%	39,326	4.0%	58,989	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	132,282	8.7%	61,091	4.0%	n/a	n/a
Orrstown Bank	125,479	8.3%	60,667	4.0%	75,834	5.0%

December 31, 2010
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$152,550	14.8%	$82,486	8.0%	n/a	n/a
Orrstown Bank	129,844	12.7%	81,808	8.0%	$102,260	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	139,623	13.5%	41,243	4.0%	n/a	n/a
Orrstown Bank	117,027	11.4%	40,904	4.0%	61,356	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	139,623	9.4%	59,385	4.0%	n/a	n/a
Orrstown Bank	117,027	8.0%	58,629	4.0%	73,287	5.0%

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

The Company has been able to significantly reduce its liability sensitivity, and increased its asset sensitivity during the past several months. In the first half of the year, the Company sold its $10 million notional amount interest rate swap, and in July 2011, the remaining interest rate swap, with a notional value of $20 million was sold as well. Both cash flow swaps converted variable rate earnings to fixed rate. The settlement of these swaps was done in an effort to increase our asset sensitivity in the event of rising rates. While the Company was liability sensitive at September 30, 2010, we have moved the position, as measured by cumulative gaps, to asset sensitive on the short-end, and are balanced at longer cumulative maturities, which we believe positions us for the possibility that interest rates may rise in the future. The following gap summary demonstrates the shift in risk sensitive assets to risk sensitive liabilities (RSA/RSL) (cumulative) position since year end:

	0-3 Months	0-6 Months	0-12 Months	0-36 Months
December 31, 2010	1.08	0.97	0.90	1.05

March 31, 2011	1.19	1.02	0.95	1.08

June 30, 2011	1.13	1.03	0.91	1.16

September 30, 2011	1.48	1.29	1.09	1.33

The cumulative gap position at 12 months is positive at $51.8 million at September 30, 2011 and the RSA/RSL cumulative ratio is 1.09, versus a cumulative negative gap position at 12 months of $65.8 million or 0.90 RSA/RSL cumulative ratio reported at December 31, 2010. Overall, the Company maintains a balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility. The shift from a negative gap position at December 31, 2010 to a positive gap position at September 30, 2011 resulted from the sale of the interest rate swaps and the build up of interest bearing balances in the bank.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on such evaluation, such officers have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal controls:

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. As noted in the previous quarter, effective July 1, 2011, the Company outsourced its loan review function to a third party loan review firm to complete independent loan reviews and validate management’s loan ratings. This level of review was necessitated based upon management’s conclusion that a current review of credits was required in light of the continuing softness in overall economic conditions and deterioration of underlying collateral based upon recent appraisals of the collateral securing the loans. All relationships reviewed by the outside loan review firm were reviewed with the Company’s Credit Administration Committee, who reaffirmed the rating after a review of the loans cash flows, detailed collateral analysis and the development of action plans.

With the exception of the engagement by the Company of the independent loan review firm noted above, there have not been any other significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended September 30, 2011.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

Item 1A - Risk Factors

There have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, with the exception of the following additional risk factor.

We recently discontinued our quarterly cash dividend based on regulatory guidance that our dividend would not be approved and we do not anticipate declaring a cash dividend in the near future.

We are a holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We recently applied to the Federal Reserve for approval to pay our quarterly cash dividend. We were advised by the Federal Reserve that the dividend application would not be approved. Accordingly, we withdrew our application and discontinued our quarterly cash dividend. The Company does not anticipate being permitted to declare a cash dividend in the near future. Accordingly, there can no assurances as to whether, or in what amounts, cash dividends will be declared in the future or, if declared, whether they will continue or be suspended or discontinued.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the Company’s repurchase of common equity securities during the quarter ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs (1)
7/1/11 through 7/31/11	0	$0	N/A	189,694
8/1/11 through 8/31/11	0	0	N/A	189,694
9/1/11 through 9/30/11	0	0	N/A	189,694

Total	0	$0

(1)	On April 27, 2006, the Company announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. 106,999 shares were repurchased pursuant to that program. On September 23, 2010, the Company announced an extension of the Stock Repurchase Plan authorizing the repurchase of an additional 150,000 shares, including the 43,001 shares remaining to be purchased under the plan as originally approved. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. As of September 30, 2011, 110,306 shares have been purchased under the program.

The Company did not sell any unregistered securities during the quarter ended September 30, 2011.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Principal Executive Officer) – filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Financial Officer) – filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer) – filed herewith

32.2	Section 1350 Certifications (Principal Financial Officer) – filed herewith

101.	The following materials from Orrstown Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and nine month ended September 30, 2011 and September 30, 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

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

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President & CEO
(Duly Authorized Officer)

/s/ Bradley S. Everly
Bradley S. Everly, Executive
Vice President and CFO
(Principal Financial Officer)

Date: November 9, 2011

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

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