Form 10-K
period 2011-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2012-03-15
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-34292

ORRSTOWN FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2530374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania	17257
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (717) 532-6114

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	The Nasdaq Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant’s Common Stock was sold as of June 30, 2011, $26.31 per share, was $202 million based on 7,683,850 shares of Common Stock outstanding less shares held by affiliates. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.

Number of shares outstanding of the registrant’s Common Stock as of February 24, 2012: 8,056,139.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.

FORM 10-K

PART I

ITEM 1—BUSINESS

Orrstown Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is the holding company for Orrstown Bank (the “Bank”). The Company’s executive offices are located at 77 East King Street, Shippensburg, Pennsylvania, 17257. The Company was organized on November 17, 1987, for the purpose of acquiring the Bank and such other banks and bank related activities as are permitted by law and desirable. The Bank provides banking and bank related services in South Central Pennsylvania, principally in Franklin, Perry and Cumberland Counties in Pennsylvania and in Washington County, Maryland. The twenty-one offices of the Bank are located in Shippensburg (2), Carlisle (5), Spring Run, Orrstown, Chambersburg (3), Greencastle, Mechanicsburg (2), Camp Hill, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland.

The Company files periodic reports with the Securities and Exchange Commission (“SEC”) in the form of quarterly reports on Form 10-Q, annual reports on Form 10-K, annual proxy statements and current reports on Form 8-K for any significant events that may arise during the year. Copies of these reports, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may be obtained free of charge through the SEC’s internet site at www.sec.gov or by accessing the Company’s website at www.orrstown.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Information on our website shall not be considered a part of this Form 10-K.

History and Acquisitions

The Bank was originally organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, the Company acquired 100% ownership of the Bank, issuing 131,455 shares of the Company’s common stock to the former shareholders of the Bank.

On May 1, 2006, the Company completed its acquisition of The First National Bank of Newport (“First National”), a national banking institution with $120 million in assets at the time of the acquisition. The final consideration paid in the transaction to stockholders of First National consisted of approximately 699,949 shares of the Company’s common stock and $8.9 million in cash. The transaction was valued at approximately $34 million in the aggregate. As a result of this transaction, the Company added four branches located in Perry County, Pennsylvania, $120 million in assets, $72 million in loans and $106 million in deposits to its franchise. First National remained a separate subsidiary banking institution of the Company until June 15, 2007 when First National merged with and into the Bank with the Bank as the surviving institution.

Business

The Company’s primary activity consists of owning and supervising its subsidiary, the Bank. The day-to-day management of the Company is conducted by the Bank’s officers. The Company derives a majority of its current income through dividends from the Bank. As of December 31, 2011, the Company, on a consolidated basis, had total assets of $1,444,097,000, total shareholders’ equity of $128,197,000 and total deposits of approximately $1,216,902,000.

The Company has no employees. Its five officers are employees of the Bank. On December 31, 2011, the Bank had 296 full-time and 49 part-time employees.

The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants commercial, residential, consumer and agribusiness loans in its market areas of Franklin, Perry and Cumberland Counties in Pennsylvania and in Washington County, Maryland. The concentrations of credit by type of loan are set forth in Note 4, “Loans Receivable and Allowance for Loan Losses” filed herewith in Part II, Item 8,

“Financial Statements and Supplementary Data”. The Bank maintains a diversified loan portfolio and evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer pursuant to collateral standards established in the Bank’s lending policies and procedures.

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

Commercial Lending

A majority of the Company’s loan assets are loans for business purpose. Approximately 75% of the loan portfolio is comprised of commercial loans. The Bank makes commercial real estate, equipment, working capital and other commercial purpose loans as required by the broad range of borrowers across the Bank’s various markets. The average size loan in the Bank’s commercial loan portfolio is approximately $280,000.

The Bank’s loan policy dictates the underwriting requirements for the various types of loans the Bank would extend to borrowers. The policy covers such requirements as debt coverage ratios, advance rate against different forms of collateral, LTV and maximum term.

Approximately 50% of the Bank’s commercial portfolio is owner occupied or non-owner occupied commercial real estate loans including multi family. The typical loan in this type is secured by a commercial property with a maximum LTV of 75% of the appraised value of the property. The maximum term and amortization typically does not exceed 20 years. Interest rates charged on these loans are primarily fixed for a period of 3 to 7 years and then adjust to an index and spread after the fixed rate period. The average size of a loan in this type is approximately $414,000.

Approximately 38% of the Bank’s commercial portfolio consists of loans for general commercial purpose and include permanent working capital, short term working capital and machinery and equipment financing. These types of loans can either be in the form of lines of credit or term loans. These loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a majority of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. The personal guarantee of the business owner is also taken. In the case of term loans, the average term of a loan is primarily driven by the use of the loan proceeds and the useful life of the collateral. Interest rates charged are either fixed or variable. If the interest rate is or will become variable at any point in the life of a particular loan, an interest rate floor is typically placed on the loan. The average size of a loan in this type is approximately $71,000.

Consumer Lending

The Bank provides home equity loans, home equity lines of credit and other consumer loans through its branch network. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a LTV of no greater than 90% of the value of the real estate being taken as collateral. The Bank’s underwriting standards typically require a borrower to have a debt to income ratio of 38% or less.

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

Loan Review

Administration and supervision over the lending process is provided by the Bank’s Credit Administration Committee which is comprised of outside directors. Executive officers and loan department personnel regularly meet with and report to the Credit Administration Committee. The loan origination process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Loan Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals. The Bank employed a Loan Review Officer, who was independent from the loan origination function and reported directly to the Credit Administration Committee. Effective July 2011, the Bank outsourced its independent loan review to a third party provider, which continually monitors and evaluates loan customers utilizing risk-rating criteria established in the Loan Policy in order to spot deteriorating trends and detect conditions which might indicate potential problem loans. The Loan Review Firm reports the results of the loan reviews at least quarterly to the Credit Administration Committee for approval and provides the basis for evaluating the adequacy of the allowance for loan losses.

During 2010, we implemented a centralized consumer underwriting solution, which enables us to process loans more efficiently, providing our customers with faster turnaround times. As a result, we increased our mortgage origination sales force. Our team is supported by a state of the art system that enables them to take applications at the customer’s home or business via laptop. Additionally, we added several new mortgage products including Federal Home Administration (FHA), Veterans Administration (VA) and USDA Guaranteed Rural Housing programs. Customers now have the ability to apply for mortgages electronically. Consumer loan pre-approvals are instant, and most loan decisions are made within 24 hours. After approval, the entire process is simplified and expedited, enabling the Bank to handle a much larger volume of lending without significant increases in support staff.

A new website was launched in 2011 and provides the platform for a new consumer loan and mortgage products and other enhancements to improve the customer experience. A customer relationship management (CRM) system will also be implemented which will enable our sales staff to more effectively meet all our customers’ needs. The new system will provide real time sales management tools and metrics to support the growth of all our lines of business.

Orrstown Financial Advisors (“OFA”)

Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name “Orrstown Financial Advisors.” OFA offers retail brokerage services through a third party broker/dealer arrangement with Financial Network Investment Company (“FNIC”). As of December 31, 2011, trust assets under management were $947,273,000.

Regulation and Supervision

The Company is a financial holding company, and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a registered bank holding company and financial holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 and to inspection, examination, and supervision by the Federal Reserve.

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Company (“FDIC”). The Bank’s operation is also subject to regulations of the Pennsylvania Department of Banking (“PDB”), the Federal Reserve and the FDIC.

Several of the more significant regulatory provisions applicable to banks and financial holding companies to which the Company and the Bank are subject are discussed below, along with certain regulatory matters concerning the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Financial and Bank Holding Company Activities

As a financial holding company, the Company may engage in, and acquire companies engaged in, activities that are considered “financial in nature”, as defined by the Gramm-Leach-Bliley Act and Federal Reserve interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of the Company ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Company to divest the banking subsidiary. In addition, if any banking subsidiary of the Company receives a Community Reinvestment Act rating of less than satisfactory, the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve after-the-fact notice of the new activities.

FDIC Insurance and Assessments

The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the maximum deposit insurance amount was permanently increased from $100,000 to $250,000 and unlimited deposit insurance was extended to non-interest-bearing transaction accounts until December 31, 2012. Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non- interest-bearing transaction accounts until December 31, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”). The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the Transaction Account Guarantee Program.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Within its risk category, an institution is assigned an initial base assessment which is then adjusted to determine its final assessment rate based on its level of brokered deposits, secured liabilities and unsecured debt. Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 would be returned to the institution. At this point, it is unlikely there will be any refunds to the Bank at June 30, 2013.

The Dodd-Frank Act required the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadened the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.

Pursuant to these requirements, the FDIC adopted new assessment regulations effective April 1, 2011 that redefined the assessment base as average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles. Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance. The base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points. An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .007% of the assessment base of tangible assets on an annualized basis in fiscal year 2011. These assessments will continue until the FICO bonds mature in 2017.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act was intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

Holding Company Capital Requirements. The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally required capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders. The Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment, the Federal Reserve is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Liability for Banking Subsidiaries

Under Federal Reserve policy, a bank holding company such as the Company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default”.

Capital Requirements

Information concerning the compliance of the Company and the Bank with respect to capital requirements is incorporated by reference from Note 14, “Shareholders’ Equity and Regulatory Capital”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Adequacy and Regulatory Matters” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

Pennsylvania Banking Law

The Pennsylvania Banking Code (“Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the PDB so that the supervision and regulation of state chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

The Federal Deposit Insurance Corporation Act (“FDIA”), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.

Dividend Restrictions

The Company’s funding for cash distributions to its shareholders is derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds has historically been dividends received from the Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Company without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. In 2009, the Federal Reserve notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial conditions; or the bank holding company will not meet, or is in danger of meeting, its minimum regulatory capital adequacy ratios. Additional information concerning the Company and the Bank with respect to dividends is incorporated by reference from the risk factors entitled “We expect to be subject to restrictions and conditions of formal agreements to be issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with the expected formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties,” and “We recently discontinued our quarterly cash dividend and suspended our stock repurchase program based on regulatory requirements and we do not anticipate being able to resume either in the near future” included under Item 1A of this report and Note 15, “Restrictions on Dividends, Loans and Advances”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Adequacy and Regulatory Matters” section of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

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

Future Legislation

Changes to the laws and regulations in the states where the Company and the Bank do business can affect the operating environment of both the Company and the Bank in substantial and unpredictable ways. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company. This is also true of federal legislation, particularly given the current challenging economic environment.

NASDAQ Capital Market

The Company’s common stock is listed on The NASDAQ Capital Market under the trading symbol “ORRF” and is subject to NASDAQ’s rules for listed companies.

Forward Looking Statements

Additional information concerning the Company and the Bank with respect to forward looking statements is incorporated by reference from the “Important Factors Relating to Forward Looking Statements” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report under Item 7.

Competition

The Bank’s principal market area consists of Franklin County, Perry County and Cumberland County, Pennsylvania, and Washington County, Maryland. The Bank services a substantial number of depositors in this market area, with the greatest concentration in Chambersburg, Shippensburg, and Carlisle, Pennsylvania and the surrounding areas.

The Bank, like other depository institutions, has been subjected to competition from less heavily regulated entities such as credit unions, brokerage firms, money market funds, consumer finance and credit card companies, and other commercial banks, many of which are larger than the Bank. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively. The Bank is competitive with the financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

ITEM 1A—RISK FACTORS

Our financial conditions and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following:

We expect to be subject to restrictions and conditions of formal agreements to be issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with the expected formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties.

The Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking have recently advised the Company and the Bank that we will become subject to formal written agreements with each of these regulators. We have received drafts of the proposed agreements and we expect the final agreements will require us to discontinue a number of practices and to take a number of actions. In particular, we expect that the Federal Reserve will order us to, among other things to prepare and submit plans regarding: (i) strengthen credit risk management practices and underwriting, (ii) the repayment or disposition of properties classified as OREO and nonperforming or criticized assets, (iii) the allowance for loan loss methodology, (iv) capital, (v) a management review. These formal agreements will also restrict the ability of the Company and the Bank to pay dividends, to repurchase stock or to incur indebtedness without prior regulatory approval. We intend to fully comply with the formal agreements when issued. However, if we fail to comply, the Federal Reserve and/or the Pennsylvania Department of Banking could take additional enforcement action against us. Possible enforcement actions against us could include the issuance of a cease and desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or to enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders. Any remedial measure or enforcement action, whether formal or informal, could impose restrictions on our ability to operate our business and adversely affect our business, prospects, financial condition or results of operations. In addition, any formal enforcement action could harm our reputation and our ability to retain and attract customers and impact the trading price of our common stock.

We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the expected formal agreement. Such additional regulatory compliance costs could have a material adverse impact on our results of operations and financial condition. In addition, deviations from our business plan will likely have to be approved by the regulators, which could limit our ability to make any changes to our business. This could negatively impact the scope and flexibility of our business activities.

We recently discontinued our quarterly cash dividend and suspended our stock repurchase program based on regulatory requirements and we do not anticipate being able to resume either in the near future.

The Company is a holding company regulated by the Federal Reserve. In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve indicating that the Company’s dividend application would not be approved. Due to subsequent regulatory restrictions which we expect to be included in formal agreements with our regulators the Company does not anticipate being permitted to declare a cash dividend or resuming its stock repurchase program in the near future. Accordingly, there can no assurances as to whether, or in what amounts, cash dividends will be declared in the future or, if resumed, whether they will continue or be suspended or discontinued.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect us.

There is no precise method of predicting loan losses. For 2011, we recorded a provision for loan losses of $58,575,000. We also recorded net loan charge-offs of $30,880,000 in 2011 as compared to $3,972,000 in 2010. Our risk element assets, including nonperforming loans, troubled debt restructurings, loans greater than 90 days past due still accruing, and other real estate owned, increased in 2011 from $18,436,000 at December 31, 2010 to $113,779,000 at December 31, 2011. Further, loans that are classified as special mention, substandard, doubtful or loss totaled $241,277,000 at December 31, 2011. We can give no assurance that our allowance for loan losses is or will be sufficient to absorb actual loan losses. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses.

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

Our allowance for loan losses was 4.53% of total loans and 39% of nonaccrual and restructured loans still accruing at December 31, 2011, compared to 1.66% of total loans and 106% of nonaccrual and restructured loans still accruing at December 31, 2010. Material additions to our allowance could materially decrease our net income. In addition, at December 31, 2011, our top 25 lending relationships individually had commitments in excess of $242,253,000, and a total outstanding loan balance of $207,436,000, or nearly 21.5% of the loan portfolio. The deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provisions for loan losses, which would negatively impact our results of operations.

Unfavorable economic and market conditions due to the current global financial crisis may materially and adversely affect us.

Economic and market conditions in the United States and around the world have deteriorated significantly in recent years and may remain depressed for the foreseeable future. Conditions such as slowing or negative growth and the sub-prime debt devaluation crisis have resulted in a low level of liquidity in many financial markets and extreme volatility in credit, equity and fixed income markets. These economic developments could have various effects on us, including insolvency of major customers and a negative impact on the investment income we are able to earn on our investment portfolio.

Lending money is an essential part of our business. Due to the current challenging economic conditions, customers may be unable or unwilling to borrow money or repay funds already borrowed. The risk of non-payment is affected by credit risks attributable to a particular customer, changes in economic conditions, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in credit markets and liquidity issues for financial institutions. Some financial institutions around the world have failed; others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (3) limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

We are subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are subject to less regulation.

Furthermore, if we fail to meet any regulatory capital requirement, we will be subject to the prompt corrective action framework of the Federal Deposit Insurance Corporation Improvement Act of 1991, which imposes progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines, up to and including the appointment of a conservator or receiver for the Bank. A failure to meet regulatory capital requirements could also subject us to capital raising requirements.

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

The Dodd-Frank Act and the regulations to be adopted thereunder are expected to subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of the Company’s common stock and the Company’s ability to continue to conduct business consistent with historical practices.

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

We have a significant deferred tax asset and cannot assure you that it will be fully realized.

We had net deferred tax assets of $18,182,000 as of December 31, 2011. There is no valuation allowance against our federal net deferred tax assets as of December 31, 2011 because we believe that it is more likely than not these assets will be realized. In evaluating the need for a valuation allowance, we considered the reversal of deferred tax liabilities, tax planning strategies and estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

Our inability to use a short form registration statement on Form S-3 may affect our short-term ability to access the capital markets, if needed.

A registration statement on Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process under Form S-3 combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard offering on Form S-3. One of the requirements for Form S-3 eligibility is for an issuer to have a market capitalization held by the public (a “public float”) of $75 million or more. As of the date of the filing of this Form 10-K, because our stock price has declined, our public float is less than $75 million and we would not be eligible to use Form S-3 to raise additional capital unless the stock price increased. As a result, if we wanted to raise capital in the capital markets during a period of time that we are unable to use Form S-3, we may experience delays. Any such delay may result in offering terms that may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies.

Changes in interest rates could adversely impact our financial condition and results of operations.

Our operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest-bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System, or the Federal Reserve. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, and liquidity could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on our loans, securities and other investments fall more quickly than those on our deposits, borrowings and other liabilities. Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment.

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

During the past few years, higher levels of bank failures have dramatically increased resolution costs of the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund.

To further support the rebuilding of the Deposit Insurance Fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of September 30, 2009. For the Bank, this represented an aggregate charge of approximately $515,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $4,489,000. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments.

In 2011, the FDIC finalized its new assessment for insurance, as required by the Dodd-Frank Act. The final rule, which took effect April 1, 2011, bases the assessment on what the Bank holds in assets, minus tangible equity, instead of the previous method which was based on deposit holdings.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. Our expenses for the year ended December 31, 2011, have been significantly and adversely affected by these increased premiums and the special assessment. These increases and assessment and any future increases in insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. As of December 31, 2011, the Company reported a material weakness in its internal controls over financial reporting in this annual report on Form 10-K as it pertains to its loan ratings and resulting impact on the allowance for loan losses calculation. Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to remediate our material weakness or complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, our inability to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

We are a holding company dependent for liquidity on payments from the Bank, our sole subsidiary, which are subject to restrictions.

We are a holding company and depend on dividends, distributions and other payments from the Bank, our only subsidiary to fund dividend payments, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. We anticipate being subject to formal regulatory restrictions prohibiting any dividend from the Bank to us without prior regulatory approval. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.

Because our business is concentrated in South Central Pennsylvania and Washington County, Maryland, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.

Our operations and the properties securing our loans are primarily in South Central Pennsylvania (principally Franklin, Perry and Cumberland Counties) and in Washington County, Maryland. Our operating results depend largely on economic conditions and real estate valuations in these and surrounding areas. A further deterioration in the economic conditions in these market areas could materially adversely affect our operations and increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services and decrease the value of collateral securing loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.

Our commercial real estate lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy involves making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2011, our loans secured by commercial real estate totaled approximately $368,010,000, which represented 38% of total loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline. Because of the current challenging economic environment, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. In addition, our regulators may require us to limit or cease this type of lending in the future. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio.

Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations. In addition, our regulators may request us to limit or cease this type of lending in the future. At December 31, 2011, we had loans of approximately $84,662,000, or 9% of total loans, outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

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

Impairment of investment securities, goodwill, other intangible assets, could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. As a result of the Company’s annual goodwill testing, the Company recorded a non-cash goodwill impairment charge of $19,447,000 during the quarter ended December 31, 2011. Although all goodwill was removed from the Company’s balance sheet as of December 31, 2011, any goodwill generated in the future will be subject to periodic assessment for impairment and may result in future charges to earnings.

Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $635,066,000, or 80% from $809,031,000 at January 1, 2007, to $1,444,097,000 at December 31, 2011, primarily due to organic growth through increases in residential mortgage loans and commercial real estate loans and securities available for sale funded by growth in deposits. Over the long term, we expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. However, in the immediate future we expect our growth to be limited as we attempt to work through asset quality issues and preserve capital. Achieving our growth targets requires us to successfully execute our business strategies, which include continuing to grow our loan portfolio thereby recognizing the value of our investments in personnel in that area. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet underwriting standards and our ability to meet minimum capital ratios to be considered well capitalized. In addition, once our asset quality metrics return to more historical levels, we may consider the acquisition of other financial institutions and branches within or outside of our market area, the success of which will depend on a number of factors, including our ability to integrate the acquired branches into the current operations of the Company, our ability to limit the outflow of deposits held by customers of the acquired institution or branch locations, our ability to control the incremental increase in non-interest expense arising from any acquisition and our ability to retain and integrate the appropriate personnel of the acquired institution or branches. While we believe we have the resources and internal systems in place to successfully achieve and manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our banking subsidiaries to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that, they believe, are necessary to support our business operations. At December 31, 2011, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels. For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.

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

We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was $9,573,000 as of December 31, 2011.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The Bank owns and leases properties in Cumberland, Perry and Franklin Counties, Pennsylvania and Washington County, Maryland as branch banking offices and an operations center. The Company and the Bank maintain headquarters at the Bank’s King Street Office in Shippensburg, Pennsylvania. A summary of these properties is as follows:

Office and Address	Acquired/Built	Office and Address	Acquired/Built

Properties Owned		Land Lease / Premises Owned
Orrstown Office	1919	Orchard Drive Office	2003
3580 Orrstown Road		1355 Orchard Drive
Orrstown, PA 17244		Chambersburg, PA 17201

Lurgan Avenue Office	1981	Red Hill Office	2007
121 Lurgan Avenue		18 Newport Plaza
Shippensburg, PA 17257		Newport, PA 17074

King Street Office	1986
77 E. King Street
Shippensburg, PA 17257		Leased

Stonehedge Office	1994	Hanover Street	1997
427 Village Drive		22 S. Hanover St.
Carlisle, PA 17015		Carlisle, PA 17013

Path Valley Office	1995	North Middleton Office	2002
16400 Path Valley Road		2250 Spring Road
Spring Run, PA 17262		Carlisle, PA 17013

Norland Avenue Office	1997	Camp Hill	2005
625 Norland Avenue		3045 Market St.
Chambersburg, PA 17201		Camp Hill, PA 17011

Silver Spring Office	2000	Carlisle Fairgrounds	2011
3 Baden Powell Lane		1000 Bryn Mawr Road
Mechanicsburg, PA 17050		Carlisle, PA 17013

Seven Gables Office	2003
1 Giant Lane
Carlisle, PA 17013

Lincoln Way East Office	2004
1725 Lincoln Way East
Chambersburg, PA 17202

Greencastle Office	2006
308 Carolle Street
Greencastle, PA 17225

Simpson Street Office	2006
1110 East Simpson Street
Mechanicsburg, PA 17055

Newport Office	2007
Center Square
Newport, PA 17074

Duncannon Office	2007
403 North Market Street
Duncannon, PA 17020

New Bloomfield Office	2007
1 South Carlisle Street
New Bloomfield, PA 17068

Office and Address	Acquired/Built	Office and Address	Acquired/Built
Eastern Blvd. Office	2008
1020 Professional Court
Hagerstown, MD 21740

North Pointe Business (Operations) Center	2007
2695 Philadelphia Avenue
Chambersburg, PA 17201

ITEM 3—LEGAL PROCEEDINGS

The Company is an occasional party to legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage respecting any and each of these actions and does not believe that they will materially affect the Company’s operations or financial position.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The NASDAQ Capital Market under the symbol “ORRF” as of April 28, 2009, and continues to be listed there as of the date hereof. At the close of business on February 24, 2012, there were approximately 3,103 shareholders of record.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for our common stock for the two most recent fiscal years. Trading prices are based on published financial sources.

	2011			2010
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
	High	Low		High	Low
First quarter	$28.48	$24.37	$0.23	$36.50	$24.92	$0.22
Second quarter	29.50	22.94	0.23	26.64	20.45	0.22
Third quarter	27.11	12.00	0.23	24.59	20.00	0.225
Fourth quarter	13.87	7.90	0.00	27.95	22.82	0.225

			$0.69			$0.89

In October 2011, the Company announced it had discontinued its quarterly dividend, as a result of regulatory guidance indicating that the dividend application would not be approved. There can be no assurances as to whether, or in what amounts, cash dividends will be declared in the future or, if declared, whether they will continue, be suspended or discontinued. See Note 15, “Restrictions on Dividends, Loans and Advances,” in the Notes to Consolidated Financial Statements included in Item 8 hereof for a description of the restrictions on the payment of dividends which description is incorporated by reference herein.

Issuer Purchases of Equity Securities

On April 27, 2006, Orrstown Financial Services, Inc. announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. 106,999 shares were repurchased pursuant to that program. On September 23, 2010, Orrstown Financial Services, Inc. announced an extension of the Stock Repurchase Plan authorizing the repurchase of an additional 150,000 shares, including the 43,001 shares remaining to be purchased under the plan as originally approved. The plan may be suspended at any time without prior notice and has no prescribed time limit in which to fill the authorized repurchase amount. The maximum number of shares that may yet be purchased under the plan is 189,694 shares at December 31, 2011. The Company has recently suspended our Stock Repurchase Plan based on regulatory requirements and we do not anticipate being able to resume repurchases in the near future.

For the quarter ending December 31, 2011, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan.

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

Orrstown Financial Services, Inc.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Orrstown Financial Services, Inc.	100.00	88.34	81.83	108.87	88.55	27.51
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16

In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”). The Performance Graph and its accompanying table are not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

Recent Sales of Unregistered Securities

The Company has not sold any securities within the past three years which were not registered under the Securities Act.

ITEM 6—SELECTED FINANCIAL DATA

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Summary of Operations
Interest income	$60,361	$58,423	$53,070	$52,313	$53,106
Interest expense	10,754	12,688	16,500	19,408	22,986

Net interest income	49,607	45,735	36,570	32,905	30,120
Provision for loan losses	58,575	8,925	4,865	1,450	750

Net interest income after provision for loan losses	(8,968)	36,810	31,705	31,455	29,370
Securities gains (losses)	6,224	3,636	1,661	(27)	58
Other operating income	20,396	19,340	15,549	15,322	13,186
Goodwill impairment charge	19,447	0	0	0	0
Other operating expenses (excluding goodwill impairment charge)	41,032	36,735	31,492	28,165	24,859

Income (loss) before income taxes (benefit)	(42,827)	23,051	17,423	18,585	17,755
Income tax expense (benefit)	(10,863)	6,470	4,050	5,482	5,197

Net income (loss)	$(31,964)	$16,581	$13,373	$13,103	$12,558

Net income (loss) excluding goodwill impairment charge	$(12,968)	$16,581	$13,373	$13,103	$12,558

Per Common Share Data*
Net income (loss)	$(3.98)	$2.18	$2.09	$2.04	$1.95
Diluted net income (loss)	(3.98)	2.17	2.07	2.03	1.94
Diluted net income (loss) excluding goodwill impairment charge	(1.62)	2.17	2.07	2.03	1.94
Cash dividend paid	0.69	0.89	0.88	0.87	0.82
Book value at December 31	15.92	20.10	17.21	16.18	14.97
Tangible book value at December 31	15.79	17.50	13.96	12.87	11.64
Average shares outstanding—basic	8,017,307	7,609,933	6,406,106	6,421,022	6,428,853
Average shares outstanding—diluted	8,026,726	7,637,824	6,458,752	6,466,391	6,480,710

Stock Price Statistics*
Close	$8.25	$27.41	$34.88	$27.00	$30.00
High	29.50	36.50	40.00	33.96	36.19
Low	7.90	20.00	22.00	27.00	28.00
Price earnings ratio at close	(2.1)	12.6	16.7	13.2	15.4
Diluted price earnings ratio at close	(2.1)	12.6	16.8	13.3	15.5
Price to book at close	0.5	1.4	2.0	1.7	2.0
Price to tangible book at close	0.5	1.6	2.5	2.1	2.6

Year-End Balance Sheet Data
Total assets	$1,444,097	$1,511,722	$1,196,432	$1,051,783	$884,979
Total loans	967,993	966,986	881,074	820,468	701,964
Total investment securities	322,123	440,570	204,309	128,353	96,355
Deposits—noninterest bearing	111,930	104,646	90,676	84,261	91,365
Deposits—interest bearing	1,104,972	1,083,731	824,494	673,107	554,991
Total deposits	1,216,902	1,188,377	915,170	757,368	646,356
Repurchase agreements	15,013	87,850	64,614	63,407	55,580
Borrowed money	73,798	65,178	64,858	118,887	78,453
Total shareholders’ equity	128,197	160,484	110,886	103,347	96,124
Trust assets under management—market value	947,273	929,327	740,028	599,320	755,314

Performance Statistics
Average equity / average assets	10.36%	10.76%	9.55%	10.45%	10.98%
Return on average equity	(20.33)%	11.22%	12.48%	13.20%	13.64%
Return on average tangible equity	(9.17)%	13.19%	15.73%	17.02%	18.02%
Return on average assets	(2.11)%	1.21%	1.19%	1.38%	1.50%
Return on average tangible assets	(0.86)%	1.23%	1.23%	1.43%	1.56%

**	Per share amounts have been restated to reflect a 5% stock dividend paid June 15, 2007.

Supplemental Reporting of Non-GAAP-Based Financial Measures

Net income (loss) excluding impairment charges, and the related net income (loss) per share impact, are non-GAAP based financial measures. Management feels they are a more accurate comparison of year to year performance that excludes the effect of the non-cash goodwill impairment charge. Management utilizes net income (loss) excluding impairment charge and related per share impact, as it is believed to better reflect the sustainable operating performance of the Company. A reconciliation of net income (loss) to net income (loss) excluding impairment charge follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Net income (loss) (GAAP basis)	$(31,964)	$16,581	$13,373	$13,103	$12,558
Effect of goodwill impairment charge, net of tax	18,996	0	0	0	0

Net income (loss) excluding goodwill impairment charge, net of tax	$(12,968)	$16,581	$13,373	$13,103	$12,558

Return on average tangible assets and return on average tangible equity are also non-GAAP-based financial measures calculated using non-GAAP-based amounts. The most directly comparable measure is return on average assets and return on average equity, which are calculated using GAAP-based amounts. The Company calculates the return on average tangible assets and equity by excluding the balance of intangible assets and their related amortization expense from the calculation of return on average assets and equity. Management uses returns on average tangible assets and equity to assess the Company’s core operating results and believes that they are better measures of our operating performance as they are based on the Company’s tangible assets and capital. Further we believe that by excluding the impact of purchase accounting adjustments it allows for a meaningful comparison with the Company’s peers, particularly those that may not have acquired other companies. In addition, this is consistent with the treatment by bank regulatory agencies, which exclude goodwill and other intangible assets from the calculation of risk-based capital ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. A reconciliation of return on average assets and equity to the return on average tangible assets and equity, respectively, is set forth below.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Return on average assets (GAAP basis)	(2.11)%	1.21%	1.19%	1.38%	1.50%
Effect of excluding average intangible assets and related amortization, net of tax	1.25%	0.02%	0.04%	0.05%	0.06%

Return on average tangible assets	(0.86)%	1.23%	1.23%	1.43%	1.56%

Return on average equity (GAAP basis)	(20.33)%	11.22%	12.48%	13.20%	13.64%
Effect of excluding average intangible assets and related amortization, net of tax	11.16%	1.97%	3.25%	3.82%	4.38%

Return on average tangible equity	(9.17)%	13.19%	15.73%	17.02%	18.02%

Tangible book value, another non-GAAP financial measure, is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. A reconciliation of book value per share to tangible book value per share is set forth below.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Shareholders’ equity	$128,197	$160,484	$110,886	$103,347	$96,124
Less: Intangible assets	1,041	20,698	20,938	21,186	21,368

Tangible equity	$127,156	$139,786	$89,948	$82,161	$74,756

Book value per share	$15.92	$20.10	$17.21	$16.18	$14.97
Less: Intangible assets per share	0.13	2.60	3.25	3.31	3.33

Tangible book value per share	$15.79	$17.50	$13.96	$12.87	$11.64

Tax-equivalent net interest income is also a non-GAAP financial measure. Tax-equivalent net interest income is derived from GAAP interest income and net interest income using an assumed tax rate of 35%. We believe the presentation of net interest income on a tax–equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

The following reconciles net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31:

(Dollars in Thousands)	2011	2010	2009
Net interest income, tax equivalent basis	$52,412	$47,676	$37,848
Effect of tax exempt income	(2,805)	(1,941)	(1,278)

Net interest income	$49,607	$45,735	$36,570

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a discussion of our consolidated financial condition and results of operations for each of the three years ended December 31, 2011, 2010 and 2009. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in this report to assist in the evaluation of the Company’s 2011 performance. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and follow general practices within the financial services industry in which it operates. Management, in order to prepare the Company’s consolidated financial statements, is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date through the date the financial statements are filed with the SEC. As this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources.

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

Goodwill has been recorded on the books of the Company in connection with its acquisitions. Goodwill is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Various market valuation methodologies are used to determine the fair value of the reporting unit. If the fair value of the reporting units exceeds its book values, no write-downs of recorded goodwill are necessary. If the fair value of the reporting unit is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value. As a result of the Company’s annual goodwill testing, the Company recorded a non-cash goodwill impairment charge of $19,447,000 during the quarter ended December 31, 2011, which resulted from several factors, the most prominent being decreases in trading multiples of the Company’s common stock, overall valuations of comparable organizations, a deterioration in asset quality of the commercial real estate portfolio, and the negative impact of deteriorating asset quality on expected cash flows.

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. As of December 31, 2011, Management has concluded that a valuation allowance is not needed on its net deferred tax asset.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

Corporate Profile and Significant Developments

The Company is a financial holding company headquartered in Shippensburg, Pennsylvania with consolidated assets of $1,444,097,000 at December 31, 2011. The consolidated financial information presented herein reflects the Company and its wholly-owned commercial bank subsidiary, the Bank.

The Bank, with total assets of $1,440,781,000 at December 31, 2011, is a Pennsylvania chartered commercial bank with 21 offices. Twenty of those offices are located in Pennsylvania and one in Maryland. On May 21, 2006, the Company acquired The First National Bank of Newport, located in Perry County, Pennsylvania. On June 15, 2007, The First National Bank of Newport was merged into the Bank. The Bank’s deposit services include a variety of checking, savings, time and money market deposits along with related debit card and merchant services. Lending services include commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Orrstown Financial Advisors, a division of the Bank, offers a diverse line of financial services to our customers, including, but not limited to, brokerage, mutual funds, trusts, estate planning, investments and insurance products. At December 31, 2011, approximately $947,273,000 of assets under management were serviced by Orrstown Financial Advisors.

Economic Climate, Inflation and Interest Rates

During 2008, the U.S. economy faced significant challenges resulting in an overall economic downturn. Poor economic conditions, which were initially evident within the residential housing market beginning in 2007, spread throughout most sectors of the economy in 2008. The economic malaise has continued through 2011.

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

As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense is greatly influenced by the interest rates and the slope of the interest rate curve. During the five years presented in this financial statement review, interest rates were relatively high when the economy was perceived as strong; however, as the national and local economy began experiencing financial difficulties and higher levels of unemployment, rates decreased quickly. One example of this is the prime lending rate, which reached a high during the five-year period of 8.25% in September 2007. However, the prime lending rate was reduced 500 basis points over a 15 month period, coinciding with the country’s economic struggles, and ended 2008 with a published prime lending rate of 3.25%. The published prime lending rate remained at 3.25% at December 31, 2011. Management recognizes that asset/liability management, including the effect of rate changes on interest earning assets and interest bearing liabilities, is of critical importance.

Despite the challenging economic conditions during 2010 and into 2011, the Company believes it is positioned to withstand these conditions through its strong capital and liquidity positions, high quality loan and debt securities portfolios and prudent management of credit and interest rate risk.

Results of Operations

Summary

For the year ended December 31, 2011, the Company incurred a net loss of $31,964,000, compared to net income of $16,581,000 and $13,373,000 in 2010 and 2009, resulting in diluted earnings (loss) per share of ($3.98), $2.17 and $2.07 for the years 2011, 2010 and 2009. As a result of the net loss for 2011, the Company’s return on assets and return on tangible equity ratios were negative for the year, compared to 1.21% and 13.19% respectively for 2010, and 1.19% and 15.73% in 2009. Net loss excluding goodwill impairment, net of tax, was $12,968,000 for the year ended December 31, 2011, and diluted loss per share excluding goodwill impairment charge was $1.62 for the period.

In addition to the nonrecurring goodwill impairment charge, the Company’s performance for the year was also negatively affected by a significantly elevated level of the provision for loan losses which totaled $58,575,000 for the year ended December 31, 2011 compared to $8,925,000 and $4,865,000 recorded in 2010 and 2009. The increase in risk assets experienced in 2011, which include nonaccrual loans, restructured loans and real estate owned, resulted in increases in staff to work through these assets and mitigate the Company’s risk of loss, as well as other noninterest expenses. The Company was able to increase its net interest income to $49,607,000 for the year ended December 31, 2011, compared to $45,735,000 and $36,570,000 in 2010 and 2009, however this increase was not sufficient to offset the goodwill impairment charge and the elevated provision for loan losses.

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

Net interest income is affected by changes in interest rates, volumes of interest-earning assets and interest-bearing liabilities and the composition of those assets and liabilities. The “net interest spread” and “net interest margin” (“NIM”) are two common statistics related to changes in net interest income. The net interest rate spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning assets. Through the use of demand deposits and stockholders’ equity, the net interest margin exceeds the net interest rate spread, as these funding sources are non-interest bearing.

The “Analysis of Net Interest Income” table presents net interest income on a fully taxable equivalent basis, net interest rate spread and net interest margin for the years ending December 31, 2011, 2010 and 2009. The “Changes in Taxable Equivalent Net Interest Income” table below analyzes the changes in net interest income for the same periods broken down by their rate and volume components.

2011 versus 2010

For the year ended December 31, 2011 net interest income, measured on a fully tax equivalent basis, increased $4,736,000, or 9.9%, to $52,412,000 from $47,676,000 in 2010. The primary reason for the increase in net interest income was an increase in average earning assets from $1,280,530,000 in 2010 to $1,432,991,000 in 2011. Slightly offsetting the growth in volume was a decrease in net interest margin (NIM) of 7 basis points, from 3.73% in 2010 to 3.66% for 2011. As summarized on the rate/volume table, $5,796,000 of the growth in net interest income was achieved from volume, offset by a decrease of $1,060,000 attributable to the decrease in NIM.

The largest portion of the increase in interest income was the result of interest earned on the securities portfolio, which totaled $12,906,000 for the year ended December 31, 2011, an increase of $1,979,000, or 18.1%, over 2010. Year-over-year, average securities increased $52,205,000, or 15.2%. Supplementing the increase on securities earnings due to volume was an increase in the interest rate earned of 3.17% in 2010 to 3.26% in 2011. The higher yield on securities despite a generally lower interest rate environment was the result of the mix of the securities, in which a greater proportion of securities was invested in tax-exempt securities, which generally yield higher returns on a tax equivalent basis. In the fourth quarter of 2011, the Company has experienced contraction in the yield earned on securities, which totaled 3.04% for the period, less than the 3.26% average earned in 2011. Management anticipates a lower yield in 2012 as interest rates are forecasted to remain low, and as securities mature, they will be reinvested at lower rates.

The growth in securities was funded principally through the growth in money market and time deposit accounts. Average interest bearing deposits increased $120,089,000, or 10.7%, resulting from the Company’s overall customer service model, its market position in several attractive markets, and due to the favorable rating the Bank has received from IDC Financial Publishing, Inc. (“IDC”), an independent bank safety rating agency which uses its unique rankings of financial ratios to determine the quality ratings of financial institutions. This favorable rating facilitated the Company’s ability to attract time deposits and brokered deposits, particularly in the first half of the year. Despite an increase in the average balance of time deposits of $64,653,000 for the year ended December 31, 2011 compared to 2010, the total interest expense was lowered by $480,000. The average volume resulted in an increase of interest expense of $1,015,000, which was more than offset by the decrease in interest expense of $1,495,000 that resulted from a 26 basis points decrease in the yield paid on time deposits from 2010 to 2011. The Company recognizes that brokered funds are a more volatile funding source than core deposits. However, given the current interest rate environment and the steepness of the interest rate curve, the Company elected to collect these funds and earn a spread on them in order to enhance net interest income. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage-backed securities, which provide a regular stream of monthly cash flows, which can be used to meet the maturity needs of time and brokered deposits. We have matched cash flows from the debt securities portfolio with brokered deposits to enable us to unwind the strategy if loan demand increased or if the yield curve flattens. As a result of the recent regulatory climate related to nontraditional funding sources, management anticipates it will not utilize brokered deposits as heavily in the future, and we anticipate that brokered deposits will decline, which will likely result in a decline in the securities portfolio as well.

The year-over-year growth in the loan portfolio also contributed to the increase in net interest income. Year-over-year, average loans increased $83,430,000, or 9.2%, from the year ended December 31, 2010 to December 31, 2011. The growth experienced in the loan portfolio in the second half of 2010, supplemented with the loan demand in the first quarter of 2011, provided the strong growth in average loan balances. This growth has come principally in some of the Company’s less mature markets, in which we have hired additional lending officers, which has increased opportunities for growth in these markets served. In light of deteriorating asset quality conditions during the second half of 2011 however, the Company curbed its loan growth in order to address and enhance credit administration and underwriting processes and procedures, and at year-end, loan growth remained flat on a year-over-year basis. The $83,430,000 growth in average balances of loans contributed $4,686,000 in additional interest income in 2011 compared to 2010. However, the rate earned on loans of 5.04% was 38 basis points less than in 2010, and offset interest income by $3,885,000 resulting in a net increase of $801,000 for the year. The lower yield earned on loans was the result of several factors, including generally a lower interest rate environment in 2011 than 2010, greater number of loans on nonaccrual status, and approximately $261,000 that was earned in 2011 on the Company’s floating for fixed rate interest rate swaps that was included in interest income, compared to $778,000 in 2010. During 2011, the Company settled its outstanding floating for fixed rate swaps which qualified as cash flow hedges, and negatively impacted loan yields. Due to the variable nature of a large portion of the loan portfolio, along with the implementation of floors as loans renewed, the Company was able to limit the decline in the average rate earned on loans. Management does not expect it will continue to experience the same level of growth in loans that it did in 2010 and the beginning of 2011, given competitive conditions and the regulatory climate. The increase in the Company’s nonaccrual loan balances will also put continued pressure on the rate earned on loans in 2012.

As noted above, the Company has been able to increase its deposit base. Part of the increase in the average balance in deposits was the result of certain customers, whose accounts migrated from repurchase agreements and were previously included as short-term borrowings in the balance sheet. These deposits continue to be secured through pledged securities, however, due to regulatory pressure related to non-traditional funding sources, which include repurchase agreements, we enhanced our interest bearing demand product to have them migrate to a funding source viewed as more traditional. This strategy resulted in a decline in the average balance of short-term borrowings from $91,872,000 for the year ended December 31, 2010 to $63,271,000, which resulted in lower interest expense of $152,000 on a year over year basis, while a slight decline in rates paid of 53 basis points to 50 basis points between the two periods also resulted in $21,000 of the lower interest expense.

The Company has placed less reliance on more costly long-term borrowings in 2011 as compared to 2010. As a result, interest expense on long-term debt decreased $447,000 from $1,519,000 for the year ended December 31, 2010 to $1,072,000 in 2011. Reduction in average daily balance of $9,578,000 for 2011 compared to 2010 reduced interest expense by $280,000, and the reduction in the rate paid on long-term borrowing of 40 basis points reduced interest expense by $167,000.

Generally lower interest rates for the year ended December 31, 2011 compared to 2010, combined with an increase in nonaccrual loans, has resulted in the Company experiencing declines in net interest spread and net interest margin. Despite the low interest rate environment, the Company has been able to manage its blend of interest earning assets and liabilities so that the net interest margin has only declined marginally, from 3.73% for the year ended December 31, 2010 to 3.66% in 2011, which included the lowering of its overall cost of funds. The average rates earned on assets was 4.41% for the year ended December 31, 2011 compared to 4.71% in 2010, whereas the rates paid on interest bearing liabilities declined from 0.98% in 2010 to 0.75% in 2011. This resulted in a net interest rate spread of 3.54% in 2011 compared to 3.57% in 2010.

2010 versus 2009

For the year ended December 31, 2010 net interest income, measured on a full tax equivalent basis, increased $9,828,000, or 26.0%, to $47,676,000 from $37,848,000 in 2009. The primary reason for the increase in net interest income was an increase in average earning assets from $1,033,105,000 in 2009 to $1,280,530,000 in 2010. Supplementing the growth in volume was an increase in net interest margin of 7 basis points, from 3.66% in 2009 to 3.73% for 2010. As summarized on the rate/volume table, $7,338,000 of the growth in net interest income was achieved from volume, and $2,490,000 was achieved through an increase in net interest margin.

The largest portion of the increase in interest income was the result of interest earned on the securities portfolio, which totaled $10,927,000 for the year ended December 31, 2010, an increase of $4,861,000, or 80%, over 2009. Year-over-year, average securities increased $181,344,000, or 111%. Partially offsetting the increase on securities earnings due to volume was a reduction in the average interest rate earned from 3.72% in 2009 to 3.17% in 2010.

The growth in the securities portfolio was funded principally through the growth in money market and time deposit accounts. Average interest bearing deposits increased $201,216,000, or 22.0%, resulting from the Company’s overall customer service model, its market position in several attractive markets, and due to the Bank’s favorable IDC rating. Despite an increase in the average balance of time deposits of $145,349,000 for the year ended December 31, 2010 compared to 2009, the total interest expense was lowered by $1,108,000. The average volume increase resulted in an increase of interest expense of $3,635,000, which was more than offset by the $4,743,000 decrease in interest expense that resulted from a decrease in the average rate paid on time deposits, of 93 basis points from 2009 to 2010. The Company recognizes that brokered funds are more volatile funding source than core deposits.

The growth in the loan portfolio also contributed to the increase in net interest income. Year-over-year, average loans increased $61,676,000, or 7.3%, from the year ended December 31, 2009 to December 31, 2010. The increase in average loans was the result of the Company’s desire to continue to grow its loan portfolio and deploy its capital. This growth came principally in some of the Company’s less mature markets, in which we have hired additional lending officers, which has increased opportunities in these markets served. The growth experienced in the loan portfolio was achieved primarily in the second half of the year, in which approximately two-thirds of the 2010 growth was achieved. The $61,676,000 growth in average balance in loans contributed $3,600,000 in additional interest income in 2010 compared to 2009. However, the rate earned on loans of 5.42% was 26 basis points less than in 2009, resulting in a decrease in interest income by $2,492,000. The Company continued to have $30,000,000 in notional amount of interest rate swaps which serve as a hedge against variable rate commercial loans linked to prime and converts them to a fixed rate of interest. The interest rate swaps that the Company had outstanding during 2010 yielded $778,000, which was credited and included as commercial loan interest income.

The Company had been able to increase its deposit base. As a result, less reliance had been placed on more costly long-term borrowings. Interest expense on long-term debt has decreased $2,065,000 from $3,584,000 for the year ended December 31, 2009 to $1,519,000 in 2010. Reduction in average daily balance of long term debt of $48,458,000 for 2010 compared to 2009 reduced interest expense by $1,731,000, and the reduction in the rate paid on long-term borrowing of 64 basis points reduced interest expense by $334,000.

The growth that the Company had experienced, and its ability to lower its cost of funding by an amount greater than its reduction in rates earned on interest-earning assets, resulted in a slight improvement in both the interest rate spread and net interest margin. While the average rates earned on assets was 4.71% for the year ended December 31, 2010 compared to 5.26% in 2009, the average rate paid on interest bearing liabilities declined from 1.60% in 2009 to 0.98% in 2010. This resulted in a net interest rate spread of 3.57% in 2010 compared to 3.46% in 2009.

ANALYSIS OF NET INTEREST INCOME

The following table presents interest income on a fully taxable equivalent basis, net-interest spread and net interest margin for the years ended December 31:

	2011			2010			2009
		Tax	Tax		Tax	Tax		Tax	Tax
	Average	Equivalent	Equivalent	Average	Equivalent	Equivalent	Average	Equivalent	Equivalent
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest bearing bank balances	$42,690	$138	0.32%	$25,864	$116	0.45%	$21,459	$69	0.32%
Taxable securities	318,185	8,334	2.62	290,328	7,744	2.67	135,851	4,260	3.14
Tax-exempt securities	78,288	4,572	5.84	53,940	3,183	5.90	27,073	1,806	6.67

Total securities	396,473	12,906	3.26	344,268	10,927	3.17	162,924	6,066	3.72

Taxable loans	940,063	46,680	4.97	874,226	46,958	5.37	822,054	46,370	5.64
Tax-exempt loans	53,765	3,442	6.40	36,172	2,363	6.53	26,668	1,843	6.91

Total Loans	993,828	50,122	5.04	910,398	49,321	5.42	848,722	48,213	5.68

Total interest-earning assets	1,432,991	63,166	4.41	1,280,530	60,364	4.71	1,033,105	54,348	5.26

Cash and due from banks	13,577			13,230			13,950
Bank premises and equipment	27,404			28,662			30,382
Other assets	68,569			65,157			51,973
Allowance for loan losses	(24,773)			(13,562)			(7,618)

Total	$1,517,768			$1,374,017			$1,121,792

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$486,793	$1,710	0.35%	$400,474	$2,517	0.63	$307,968	$3,171	1.03
Savings deposits	71,059	140	0.20	63,763	167	0.26	60,494	204	0.34
Time deposits	574,079	7,518	1.31	509,426	7,998	1.57	364,077	9,106	2.50
Short-term borrowings	63,271	314	0.50	91,872	487	0.53	83,322	435	0.52
Long- term debt	42,308	1,072	2.53	51,886	1,519	2.93	100,344	3,584	3.57

Total interest bearing liabilities	1,237,510	10,754	0.87	1,117,421	12,688	1.14	916,205	16,500	1.80

Demand deposits	113,157			99,636			89,797
Other	9,901			9,229			8,652

Total Liabilities	1,360,568			1,226,286			1,014,654
Shareholders’ Equity	157,200			147,731			107,138

Total	$1,517,768		0.75%	$1,374,017		0.98%	$1,121,792		1.60%

Net interest income (FTE)/net interest spread		52,412	3.54		47,676	3.57		37,848	3.46

Net interest margin			3.66%			3.73%			3.66%

Tax-equivalent adjustment		(2,805)			(1,941)			(1,278)

Net interest income		$49,607			$45,735			$36,570

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

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

The following table analyzes the changes in tax equivalent net interest income for the periods presented, broken down by their rate and volume components:

	2011 Versus 2010 Increase (Decrease) Due to Change in			2010 Versus 2009 Increase (Decrease) Due to Change in
	Average	Average	Total Increase	Average	Average	Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Federal funds sold & interest bearing deposits	$75	$(53)	$22	$14	$33	$$47
Loans	4,686	(3,885)	801	3,600	(2,492)	1,108
Taxable securities	743	(153)	590	4,844	(1,360)	3,484
Tax-exempt securities	1,437	(48)	1,389	1,792	(415)	1,377

Total interest income	6,941	(4,139)	2,802	10,250	(4,234)	6,016

Interest Expense
Interest bearing demand deposits	543	(1,350)	(807)	952	(1,606)	(654)
Savings deposits	19	(46)	(27)	11	(48)	(37)
Time deposits	1,015	(1,495)	(480)	3,635	(4,743)	(1,108)
Short-term borrowings	(152)	(21)	(173)	45	7	52
Long-term debt	(280)	(167)	(447)	(1,731)	(334)	(2,065)

Total interest expense	1,145	(3,079)	(1,934)	2,912	(6,724)	(3,812)

Net Interest Income	$5,796	$(1,060)	$4,736	$7,338	$2,490	$9,828

Note: The change attributed to volume is calculated by taking the average change in average balance times the prior year’s average rate and the remainder is attributable to rate.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2011 totaled $58,575,000, a significant increase over the prior year’s amount of $8,925,000. The factors attributable to the increase in the provision for loan losses included the following:

•

An additional charge-off of approximately $5,600,000 on a previously reported commercial credit in which the borrower is currently in bankruptcy. As a result of the Bank’s recent termination of its involvement with the borrower’s Plan of Reorganization exit financing, it was determined prudent to charge-off the entire loan balance, as the Bank is presently listed as an unsecured non-priority claimant in the pre-petition indebtedness.

•

Prolonged softening real estate conditions, particularly in the Bank’s southern market, have resulted in additional loan loss provisions, as the allowance for loan losses was increased by approximately $12,784,000 after partial charge-offs that related to borrowings that were collateral dependent. Upon receiving updated appraisals in 2011, it was noted that the appraised values were significantly less than previous appraisals, or even listed sales prices. Real estate values are depressed due to lack of growth in the market and an abundance of available properties.

•

The Bank’s recognition of continuing softness in overall economic conditions and deterioration of underlying collateral securing lending relationships resulted in an ongoing credit review process during the year. This process led to downgraded internal risk ratings on many existing credits, and subsequently raised required reserve levels. Loans classified as “substandard” or “doubtful” have increased to $157,330,000 as of December 31, 2011, compared to $67,818,000 million at December 31, 2010 of which $10,933,000, or 12.3% of the increase was in the last quarter of 2011.

•

The continued economic pressures on customers and valuations on underlying collateral resulted in management increasing its qualitative reserve allocations on its loan portfolios to reflect these conditions. In addition, the $30,880,000 in net charge-offs experienced in 2011 resulted in increased quantitative reserve allocations to specific loan portfolios.

•

As a result of events that occurred subsequent to December 31, 2011 but prior to the issuance of the financial statements an additional $13,700,000 provision for loan losses was recognized. These events included the negotiating of the sale of notes receivable of several classified assets to a third party; an agreement with a borrower to pay off loan balances at a discount to its carrying balance, and learning additional information which resulted in two troubled debt restructurings impairment reserves being calculated on a collateral dependent basis, rather than discounted cash flows. In each case, an evaluation was completed and it was determined it was appropriate to adjust the reserve balance to reflect the net realizable value of the loans, and the additional provision was warranted.

See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

The following provides information regarding noninterest income changes over the past three years.

				% Change
(Dollars in thousands)	2011	2010	2009	2011-2010	2010-2009
Service charges on deposit accounts	$6,411	$6,388	$5,846	0.4%	9.3%
Other service charges, commissions and fees	1,313	2,272	1,790	(42.2)%	26.9%
Trust department income	4,216	3,606	2,645	16.9%	36.3%
Brokerage income	1,573	1,450	1,327	8.5%	9.3%
Mortgage banking revenue	3,007	2,290	1,907	31.3%	20.1%
Earnings on life insurance	1,110	1,192	745	(6.9)%	60.0%
Merchant processing revenue	1,850	1,118	1,059	65.5%	5.6%
Other income	916	1,024	230	(10.5)%	345.2%

Subtotal before securities gains	20,396	19,340	15,549	5.5%	24.4%
Securities gains (losses)	6,224	3,636	1,661	71.2%	118.9%

Total noninterest income	$26,620	$22,976	$17,210	15.9%	33.5%

2011 v. 2010’s Results

Noninterest income increased to $26,620,000 for the twelve months ended December 31, 2011, as compared to $22,976,000 in the same prior year period. Excluding the increase in securities gains of $2,588,000 in 2011 compared to 2010, noninterest income increased $1,056,000, or 5.5%. Noninterest income generation increased across most business lines including Orrstown Financial Advisors, mortgage banking activities and retail fees generated from deposit accounts. These business lines have been able to capitalize on favorable market conditions, which include:

•

The Company continues to see an increase in its deposit accounts and other customer-related service fees which totaled $6,411,000 for the year ended December 31, 2011, a 0.4% increase over 2010’s results. The slight increase was primarily through an increase in the number of accounts and interchange fees on Mastermoney debit cards. The Company has experienced a decline in overdraft charges, as consumers are spending less, and less likely to overdraw their accounts. Consumer habits continued to change and the popularity of the reward checking product increased. This product requires a minimum number of debit card transactions to qualify for the highest interest rate and the accordance of certain account and transaction related fees, resulting in an increase in non-interest income when minimums are not met.

•

Other service charges, commissions and fees of $1,313,000 for the year ended December 31, 2011, declined 42.2%, or $959,000 from the same period in 2010. The primary reason for the decline is due to ancillary loan fees being down, which include late fees, letter of credit fees, and prepayment fees. This trend downward is consistent with the Company’s slowing down of its loan growth and the increased level of loans moved to nonaccrual status.

•

Trust department and brokerage income increased $733,000, or 14.5%, to $5,789,000 for the twelve months ended December 31, 2011 compared to 2010 as a result of increases in trust and brokerage activity as the stock market continued its recovery, and additional trust and brokerage assets under management, which increased from $929,327,000 at December 31, 2010 to $947,273,000 at December 31, 2011.

•

The continued decline in mortgage interest rates has led to an increase in new mortgage loan applications as well as refinancing activities. Given these low interest rates, the Company generally sells its 30-year conforming loans to investors. The increase in activity has resulted in increases in mortgage banking revenues to $3,007,000 for the twelve months ended December 31, 2011 compared to $2,290,000 in 2010.

•

Life insurance earnings of $1,110,000 for the year ended December 31, 2011 is $82,000, or 6.9% less than in 2010. The decline is the result of $296,000 of life insurance proceeds received upon the death of two directors in 2010, with no similar proceeds received in 2011. Offsetting this decline was additional income earned by the Company on life insurance as it maintained higher levels of average investment balances in 2011 than in 2010.

•

In the third quarter of 2011, the Company sold its merchant service business, which resulted in a gain of approximately $995,000, and is included in merchant processing revenue. The recognition of this gain is the primary reason for the 65.5% increase in merchant processing revenue for the year ended December 31, 2011 compared to the same period in 2010. Due to the sale of this line of business, the Company will generate only referral revenues in the future.

•

Included in other income for the twelve months ended December 31, 2011 was the gain on the sale of two fixed for prime floating rate swaps which totaled $791,000, which is consistent with the $778,000 earned in 2010 upon the sale of one interest rate swap. In connection with the Company’s asset liability management, it was determined these swaps would be settled as the gain represented much of the interest that would be earned over the remaining life of the swaps, and protect earnings in the event rates would rise.

•

The Company continued to harvest gains on securities available for sale when it was strategically determined that the gains afforded on certain securities was more beneficial than the interest rate earned. Additionally, asset/liability management as well as maintaining capital levels factored into the decision to take security gains. Accordingly, gains on securities were $6,224,000 for the year ended December 31, 2011 compared to $3,636,000 in 2010.

The Company continues to advertise and market itself in order for consumers to recognize the broad range of financial services and products the Company has to offer, and to increase its brand recognition. Through the use of enhanced technology and an updated web site, the Company expects it will be able to reach a broader market which will allow it to continue to grow its customer base.

2010 v. 2009’s Results

Noninterest income increased to $22,976,000 for the twelve months ended December 31, 2010, as compared to $17,210,000 for the prior year period. Excluding the increase in securities gains of $1,975,000 in 2010 compared to 2009, noninterest income increased $3,791,000, or 24.4%. Noninterest income generation increased across all business lines including Orrstown Financial Advisors, mortgage originations and retail fees generated from deposit accounts. These business lines were able to capitalize on favorable market conditions, which include:

•

The Company experienced an increase in its deposit accounts and other customer-related services, which resulted in an increase in service charges. These service charges totaled $8,660,000 for the twelve months ended December 31, 2010, an increase of $1,024,000, or 13.4% over 2009. An increase in customer use of the Mastermoney debit card program contributed $383,000 of the favorable increase. Consumer habits continued to change and the popularity of the reward checking product increased. This product requires a minimum number of debit card transactions to qualify for the highest interest rate and the accordance of certain account and transaction related fees, resulting in an increase in non-interest income when minimums are not met.

•

An increase in trust department and brokerage income of $1,084,000, or 27.3% for the twelve months ended December 31, 2010 compared to 2009 was the result of increases in trust and brokerage activity as the stock market showed signs of recovery, and additional trust and brokerage assets under management, which increased from $740,028,000 at December 31, 2009 to $929,327,000 at December 31, 2010.

•

The continued decline in mortgage interest rates led to an increase in new mortgage loan applications as well as refinancing activities. Given these low interest rates, the Company generally sold its 30-year conforming loans to investors. The increase in this activity resulted in mortgage banking revenues increasing to $2,290,000 for the twelve months ended December 31, 2010 compared to $1,907,000 in 2009.

•

Earnings on life insurance increased 60%, from $745,000 for the year ended December 31, 2009 to $1,192,000 in 2010. The increase was principally the result of $296,000 in life insurance death benefits that was realized upon the deaths of two former directors in 2010, with no similar gains noted in 2009.

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

Noninterest Expenses

The following provides information regarding noninterest expense over the past three years.

				% Change
(Dollars in thousands)	2011	2010	2009	2011-2010	2010-2009
Salaries and employee benefits	$17,506	$19,120	$16,037	-8.4%	19.2%
Occupancy expense	1,987	2,002	2,013	-0.7%	-0.5%
Furniture and equipment	2,705	2,742	2,637	-1.3%	4.0%
Data processing	1,161	1,278	1,077	-9.2%	18.7%
Telephone	662	730	731	-9.3%	-0.1%
Advertising and bank promotions	1,246	1,209	1,111	3.1%	8.8%
FDIC insurance	2,417	1,798	1,278	34.4%	40.7%
Professional services	3,531	856	668	312.5%	28.1%
Collection and problem loan	1,167	450	159	159.3%	183.0%
Real estate owned expenses	681	232	99	193.5%	134.3%
Taxes other than income	841	764	555	10.1%	37.9%
Goodwill impairment and intangible asset amortization	19,657	240	252	8,090.4%	-4.8%
Other operating expenses	6,918	5,314	4,875	30.2%	9.0%

Total noninterest expenses	$60,479	$36,735	$31,492	64.6%	16.6%

2011 v. 2010’s Results

As a result of the growth the Company experienced during the year combined with an increase in classified assets, regulatory issues, and accounting complexities, noninterest expenses rose from $36,735,000 during the twelve months of 2010 to $60,479,000 for the same period in 2011, an increase of $23,744,000, or 64.6%. Excluding the nonrecurring goodwill impairment charge of $19,447,000, noninterest expenses would have totaled $41,032,000, an increase of 11.7% over 2010’s results. The following contributed to the net increase in other expenses.

•

Salaries and employee benefits decreased $1,614,000, from $19,120,000 for the year ended December 31, 2010 to $17,506,000 for 2011. The decrease was primarily attributable to the reduction in employee benefit accruals based on the Company’s performance, including discretionary executive bonuses, profit sharing accruals and stock compensation awards. Offsetting the reduction in these accruals was a growth in the number of full-time equivalents from 275 at December 31, 2010 to 323 at December 31, 2011.

•

FDIC insurance totaled $2,417,000 for the twelve months ended December 31, 2011, an increase of 34.4%, or $619,000 over 2010. The increase is the result of additional deposits that the Bank has been able to generate in 2011, combined with higher assessment rates in 2011 than those charged in 2010. The Company expects that FDIC insurance will continue to increase in 2012 as it anticipates higher assessment rates in the coming year.

•

Professional services totaled $3,531,000 for the year ended December 31, 2011, compared to $856,000 in 2010, an increase of $2,675,000. The increase in expenses can be attributed to increased utilization of professional services, and new services outsourced to third-party providers. Professional services include expenses associated with third party loan review assistance, legal and accounting costs. Due to the increased complexity of the Company and the issues it faces, we anticipate that outside parties will continue to be consulted in 2012.

•

Collection and real estate owned expenses increased approximately $1,166,000 for the year ended December 31, 2011 and totaled $1,848,000, compared to $682,000 for 2010. These expenses have increased as a result of the increase in classified assets with corrective action and work-out plans, in order to mitigate the Company’s risk of loss.

•

The largest increase was in goodwill impairment and intangible asset amortization, which totaled $19,657,000 for the year ended December 31, 2011, an increase of $19,417,000 compared to 2010. The increase was attributable to a goodwill impairment charge of $19,447,000, slightly offset by lower amortization of other intangibles. In the fourth quarter of 2011, the Company recorded a non-cash impairment charge in connection with its annual evaluation of goodwill. The impairment charge resulted from several factors, the most prominent being decreases in trading multiples of the Company’s common stock, overall valuations of comparable organizations, a deterioration in asset quality of the commercial real estate portfolio, and the negative impact of deteriorating asset quality on expected cash flows. As a result of these negative indicators and subsequent analysis, the Company’s entire goodwill balance was written off at December 31, 2011.

•

Other operating expenses increased $1,604,000 for the year ended December 31, 2011, from $5,314,000 in 2010 to $6,918,000 in 2011. Included in other operating expenses is a provision for off-balance sheet reserves totaling $782,000 in 2011 with no corresponding charge in 2010. In light of the downturn in real estate conditions, a reserve was established in 2011 for loan commitments, principally on construction loans, that have not yet been funded. In addition, the Company experienced its first losses on loans sold with recourse in the secondary market under the FHLB of Chicago’s MPF program. Each loan that is sold under the program is credit enhanced. For the year ended December 31, 2011, the Company foreclosed or is in the process of foreclosing on loans sold under the MPF program, with a resulting charge of $475,000 included in other operating expenses representing an estimate of the Company’s losses under its recourse exposures.

•	The remainder of the increase in noninterest expenses is primarily the result of the growth experienced by the Company.

In order to better understand how noninterest expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense as a percentage of tax-equivalent net interest income and noninterest income, excluding securities gains, goodwill impairment, and other non-recurring items. Despite an increase in noninterest expenses, the efficiency ratio only increased slightly for the year ended December 31, 2011 to 55.2%, compared to 54.9% in the same 2010 period, due to the growth in revenues the Company experienced. The Company expects that the efficiency ratio will increase in future periods as noninterest expenses will continue to increase as it works through its asset quality issues, and revenues will decline due to the number of loans placed on nonaccrual status and maintaining asset levels relatively consistent.

2010 v. 2009’s Results

Noninterest expenses rose from $31,492,000 during the twelve months of 2009 to $36,735.000 for 2010, an increase of $5,243,000, or 16.6%. The following contributed to the increase in other expenses.

•

The largest increase was in salaries and employee benefits, which totaled $19,120,000 for the twelve months ended December 31, 2010, an increase of $3,083,000 over 2009’s results. The increase was attributable to the growth in the number of staff, which grew from 262 full-time equivalents at December 31, 2009 to 275 at December 31, 2010. The addition of these employees directly contributed to the revenue growth the Company experienced, as many were revenue producers. Additional support staff was also required to handle the additional business volume. Additional increases in employee benefits were noted, particularly health and welfare costs, which increased consistent with national trends. Further, the Company recorded expense related to its share-based compensation for employees of $360,000 for the twelve months ended December 31, 2010, compared to $113,000 in 2009.

•

Advertising and bank promotions increased $98,000 in 2010 compared to 2009. The increase was the result of the Company continuing to enhance its brand in the markets it serves. Contributions, included in advertising and bank promotions expense, for the year ended December 31, 2010 totaled $332,000, or $37,000 higher than in 2009. The increase in expense was a result of commitments to the communities that the Bank serves as we continue to build relationships and expand our presence in these market areas.

•

FDIC insurance totaled $1,798,000 for the twelve months ended December 31, 2010, an increase of 40.7%, or $520,000 over 2009. The increase was the result of additional deposits that the Bank was able to generate in 2010, combined with higher assessments in 2010 than in 2009.

•

Collection and real estate owned expenses increased approximately $424,000 from $258,000 for the twelve months ended December 31, 2009 to $682,000 for the same period in 2010. The increase is commensurate with the increase in risk assets discussed in the provision and allowance for loan losses section.

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

•	The remainder of the increase in noninterest expenses was primarily the result of the growth experienced by the Company.

Despite an increase in the other expenses, the Company was able to improve on its efficiency ratio, which was 54.9% for the twelve months ended December 31, 2010, compared to 58.9% in 2009.

Federal Income Taxes

The Company recognized an income tax benefit of $10,863,000 for the year ended December 31, 2011, compared to income tax expense of $6,470,000 and $4,050,000 for the years ended December 31, 2010 and 2009. In dollar terms, the primary reason for the fluctuation in income tax expense or benefit is due to changes in the levels of pre-tax income (loss) for the period.

A more meaningful comparison is the effective tax rate, a measurement of income tax expense as a percent of pretax income, which was 25.4%, 28.1%, and 23.2% for the years ended December 31, 2011, 2010 and 2009. The Company’s effective tax rate is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes. In 2011, the effective tax rate was impacted by non-tax deductible goodwill impairment, which resulted in little benefit to the Company. The 23.2% effective tax rate in 2009 was pushed down due to $620,000 of historic credits that resulted from a senior housing project in our market area. The Company actively seeks tax free investment opportunities, when the yield, on a tax equivalent basis, is favorable compared to taxable investments.

Financial Condition

A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of December 31, 2011, securities available for sale were $310,365,000, a $121,407,000 decrease from the December 31, 2010 balance of $431,772,000.

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

The Company’s securities available for sale include debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including updates of credit ratings, monitoring market, industry and segment news, as well as volatility in market prices. The Company uses various indicators in determining whether a debt security is other-than-temporarily-impaired, including the extent of time the security has been in an unrealized loss position, and the extent of the unrealized loss. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or if it is able to hold the security until the price recovers. For those debt securities in which management concludes the security is other than temporarily impaired, it will recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Given the strong asset quality of the debt security portfolio, management has not had to take an other than temporary impairment charge in 2011.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made. The Company recorded $0, $0 and $36,000 of other than temporary impairment expense on equity securities for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table shows the fair value of securities available for sale at December 31:

(Dollars in thousands)	2011	2010	2009
U.S. Government Sponsored Enterprises (GSE)	$43,622	$120,286	$119,416
States and political subdivisions	78,051	97,148	37,384
GSE residential mortgage-backed securities	187,584	212,176	37,873

Total debt securities	309,257	429,610	194,673
Equity securities	1,108	2,162	1,580

Totals	$310,365	$431,772	$196,253

The decline in securities available for sale occurred in every investment category, including U.S. Government Sponsored Enterprises securities with fixed maturity dates, which declined the greatest, or $76,664,000, and mortgage-backed securities which declined by $24,592,000, and state and political subdivisions, which fell by $19,097,000. The cash flows received from principal pay downs, maturities, and sales of securities from these portfolios were kept liquid, and the Company has seen an increase in its federal funds sold and interest bearing deposits with banks of $77,586,000. Given the current interest rate environment and funding needs of maturing borrowings and deposits, including brokered time deposits discussed further in the deposit section, management has kept the funds liquid in order to meet these obligations.

The following table shows the maturities of investment securities at book value as of December 31, 2011, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total	Average Maturity (in years)	Weighted Average Yield
U.S. Government Sponsored Enterprises (GSE)	$306	$15,523	$23,156	$2,578	$41,563	6.5	2.56%
States and political subdivisions	5,264	5,931	14,726	49,311	75,232	11.4	5.35%
GSE Residential Mortgage-backed securities	11	310	20,993	164,704	186,018	18.0	2.17%

Total amortized cost	$5,581	$21,764	$58,875	$216,593	$302,813	12.0	3.01%

Percentage of total portfolio	1.84%	7.19%	19.44%	71.53%	100.00%
Weighted average yield	3.93%	2.04%	3.33%	2.99%	3.01%

The above maturity is based on contractual terms of the debt or mortgage backed securities, and does not factor in required repayments or anticipated prepayments that may exist. As of December 31, 2011, the weighted average estimated life of the residential mortgage-backed securities portfolio is less than 4 years based on current interest rates and anticipated prepayment speeds.

Loan Portfolio

The Company offers various products to meet the credit needs of our borrowers, principally consisting of commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.

With certain exceptions, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and the allowance for loan losses. The Company’s legal lending limit to one borrower was approximately $22,892,000 at December 31, 2011.

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

The Company has various types of commercial real estate which have differing levels of credit risk associated with them. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrower’s business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy.

Non-owner occupied and multi-family commercial real estate loans present a different credit risk to the Company than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds the debt service requirement and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes greater risk is inherent in these credit relationships as compared to owner occupied loans mentioned above in its loan pricing.

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

Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a majority of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the credit worthiness of the borrower and to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are common. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.

The Company originates loans to its retail customers, including fixed-rate and adjustable first lien mortgage loans with the underlying 1-4 family owner-occupied residential property securing the credit. The Company’s risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards which limits the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.

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

Installment and other loans’ credit risks are mitigated through conservative underwriting standards, including the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets, the value of which may depreciate quickly or may fluctuate, they present a greater risk to the Company than 1-4 family residential loans.

Balances as of December 31, 2007 and 2008 have not been reclassified in ASU 2010-2 presentation, as it was not required by the standard, and are presented separately.

The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 is as follows:

(Dollars in thousands)	2011	2010	2009
Commercial real estate:
Owner-occupied	$199,646	$172,000	$149,149
Non-owner occupied	141,037	143,372	122,287
Multi-family	27,327	24,649	24,898
Acquisition and development:
1-4 family residential construction	7,098	29,297	21,977
Commercial and land development	77,564	88,105	88,902
Commercial and industrial	277,900	263,943	246,335
Residential mortgage:
First lien	104,327	119,450	100,413
Home equity—term	37,513	40,818	55,993
Home equity—Lines of credit	80,951	71,547	58,146
Installment and other loans	12,077	11,112	12,380

	$965,440	$964,293	$880,480

The loan portfolio as of December 31, 2008 and 2007, generally broken down by the underlying security of the loans, is as follows:

(Dollars in thousands)	2008	2007
Commercial, financial and agricultural	$78,880	$55,698
Real estate—Commercial	250,485	243,210
Real estate—Construction	131,509	92,050
Real estate—Mortgage	351,426	302,419
Consumer	8,168	8,587

Total loans	$820,468	$701,964

In addition to the Company monitoring its loan portfolio by type, it also monitors concentrations to one industry. The Bank’s Lending Policy defines an industry concentration as one that exceeds 25% of the Bank’s shareholders’ equity. The following industries meet the concentration criteria defined by the Bank’s Lending Policy at December 31, 2011:

(Dollars in thousands)	Balance	% of Total Loans	% of Bank’s Equity
Land subdivision	$67,456	7.0%	51.9%
Lessors of residential buildings and dwellings	138,193	14.3%	106.2%
Lessors of nonresidential buildings	144,897	15.0%	111.4%
Hotels (except casinos and motels)	52,978	5.5%	40.7%

The growth in the loan portfolio remained relatively flat during 2011, with loans totaling $965,440,000 at December 31, 2011 compared to $964,293,000 at December 31, 2010, after several years of strong growth. In light of deteriorating asset quality conditions, the Company has curbed its balance sheet growth in order to address and enhance credit administration and underwriting processes and procedures. During the first half of 2011, the Company was able to grow its loan portfolio, however, in the second half of the year the portfolio decreased from its high balance on June 30, 2011 of $999,033,000.

Despite flat growth overall, the Company was able to increase its total home equity and installment loan balances by 5.7% from December 31, 2010 to December 31, 2011, the result of focused marketing campaigns through our retail staff and call center. Offsetting the growth in these consumer products was a decline in first lien residential mortgages, which declined 12.7%, from $119,450,000 at December 31, 2010 to $104,327,000 at December 31, 2011. As a result of asset/liability and capital management, the Company sold its shorter-lived 1-4 family residential mortgage, generally with maturities of 10-20 years, which were previously held in its portfolio. Longer termed residential mortgage loans continue to be sold on the secondary market, as they present greater interest rate risk.

As a result of the flat asset growth, the Company has experienced declines it is acquisition and development loans, as projects are completed and moved to permanent financing, with a corresponding decrease to other loan categories. The largest project that was finished was a loan on an approximate $9.0 million townhouse development in which the construction phase ended and the loan moved to its permanent financing, and is now presented in the commercial category. As the Company’s pipeline has been reduced, the construction loan balances are declining as projects are finished.

Presented below are the approximate maturities of the loan types specified, and whether they are fixed-rate or adjustable rate loans as of December 31, 2011.

	Due In
	One Year or Less	One Year Through Five Years	After Five Year	Total
(Dollars in Thousands)
Acquisition and development:
1-4 family residential construction
Fixed rate	$187	$0	$0	$187
Adjustable and floating rate	6,017	238	656	6,911

Total	6,204	238	656	7,098

Commercial and land development
Fixed rate	2,028	2,328	5,015	9,371
Adjustable and floating rate	31,728	16,280	20,185	68,193

Total	33,756	18,608	25,200	77,564

Commercial and industrial
Fixed rate	4,296	26,539	48,474	79,309
Adjustable and floating rate	35,267	5,386	157,938	198,591

Total	39,563	31,925	206,412	277,900

	$79,523	$50,771	$232,270	$362,564

The variable rate loans shown above include semi-fixed loans that contractually will adjust with prime after the interest lock period which may be up to seven years. At December 31, 2011 there was approximately $109,689,000 of such loans.

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

Nonperforming assets include nonaccrual and restructured loans and foreclosed real estate. In addition, loans past due 90 days or more and still accruing are also deemed to be a risk asset. For all loan classes, the accrual of interest income ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, have performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan.

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

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured, loans past due 90 days or more, and foreclosed real estate as of December 31. Relevant asset quality ratios are also presented.

(Dollars in Thousands)	2011	2010	2009	2008	2007
Nonaccrual loans (cash basis)	$83,697	$13,896	$4,267	$341	$118
Other real estate (OREO)	2,165	1,112	1,065	608	199

Total nonperforming assets	85,862	15,008	5,332	949	317
Restructured loans still accruing	27,917	1,180	0	0	0
Loans past due 90 days or more and still accruing	0	2,248	6,155	6,176	3,586

Total risk assets	$113,779	$18,436	$11,487	$7,125	$3,903

Loans 30-89 days past due	$6,723	$5,335	$19,043	$12,178	$9,934
Asset quality ratios:
Nonaccrual loans to loans	8.67%	1.44%	0.48%	0.04%	0.02%
Nonperforming assets to assets	5.95%	0.99%	0.45%	0.09%	0.04%
Total nonperforming assets to total loans and OREO	8.87%	1.55%	0.60%	0.12%	0.05%
Total risk assets to total loans and OREO	11.76%	1.91%	1.30%	0.87%	0.56%
Total risk assets to total assets	7.88%	1.22%	0.96%	0.68%	0.44%
Allowance for loan losses to total loans	4.53%	1.66%	1.26%	0.87%	0.87%
Allowance for loan losses to nonaccrual loans	52.23%	115.28%	259.36%	2093.84%	5204.24%
Allowance for loan losses to nonaccrual and restructured loans still accruing	39.17%	106.26%	259.36%	2093.84%	5204.24%

A further breakdown of nonaccrual loans and loans past due 90 days or more still accruing as of December 31, 2011 and 2010 is as follows:

	Nonaccrual Loans		Past Due 90 Days or More Still Accruing
(Dollars in Thousands)	2011	2010	2011	2010
Commercial real estate:
Owner-occupied	$8,832	$686	$0	$466
Non-owner occupied	18,146	2,064	0	0
Multi-family	3,463	90	0	0
Acquisition and development:				0
1-4 family residential construction	2,182	0	0	0
Commercial and land development	18,003	93	0	420
Commercial and industrial	29,848	10,625	0	0
Residential mortgage:
First lien	1,928	279	0	1,095
Home equity	1,293	58	0	217
Installment and other loans	2	1	0	50

	$83,697	$13,896	$0	$2,248

As noted in the above tables, the Company has experienced a steady increase in risk assets from 2007 – 2011, which coincides with the downturn in the state and local economies, and softness in the real estate market. The largest increase in risk elements was nonaccrual loans, which totaled $83,697,000 at December 31, 2011 compared to $13,896,000 at December 31, 2010, an increase of $69,801,000. All loan segments experienced increases in nonaccrual loans from year end December 31, 2010 to 2011, with commercial acquisition and development and non-owned occupied segments experiencing the greatest dollar and percentage increases, reflective of softness in the real estate market and corresponding decline in collateral values. The increase in nonaccrual loans since December 31, 2010 is the results of loans totaling $105,078,000 being moved to nonaccrual status during the year, $30,400,000 of loans being charged-off, $2,365,000 of loans foreclosed on and transferred to other real estate owned and $2,512,000 of net paydowns.

Restructured loans still accruing totaled $27,917,000 at December 31, 2011 compared to $1,180,000 at December 31, 2010. In the second quarter of 2011, the Company early adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructurings Is a Troubled Debt Restructuring. As a result of adopting the amendment in ASU No. 2011-02, the Company reassessed terms and conditions to customers on restructured loans that had been completed. The Company designated certain relationships in which management worked with the borrower and modified terms and conditions, principally extensions of loan maturities, as restructured loans. Despite the Company’s ability to increase the rate on many of the loans to a floor rate of interest and strengthening of loan quality with additional collateral in certain instances, the loans were designated as restructured as the borrowers were experiencing financial difficulties, and the new rates were below a market rate given the risk of the transaction, which was determined to be a concession to its borrowers that were experiencing financial difficulties. The Company proactively took actions with these borrowers to enable them to repay their loans under revised terms and conditions, which were felt to mitigate loss potential to the Bank while allowing the borrowers to work through these softened economic times. In addition to the 16 restructured loans in accruing status and included in the restructured loan total of $27,917,000, 16 loans with principal balances of $9,646,000 were considered troubled debt restructurings during 2011, which have either defaulted in the past 12 months, or it was anticipated the Bank will likely not be able to collect all principal on the loan, and are included in nonaccrual loans in the table above.

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

As a result of the elevated level of nonaccruing loans and other risk elements, the Company has increased the number of personnel in its loan workout and credit review departments and outsourced certain credit review responsibilities in order to identify problem loans, mitigate the Company’s risk of loss, and to reduce its level of nonaccrual and classified loans. During the second half of 2011, new appraisals were received on many criticized assets along with updated financial statements received on these borrowers. Continued softness in the real estate market coupled with deteriorating financial conditions and global cash flows of the borrowers, reclassifying certain loans to nonaccrual status was determined to be an appropriate course of action. In addition to monitoring the asset quality ratios noted above, another key metric that is used by the Company in its progress of working through its risk assets is the ratio of classified assets to Tier 1 capital plus its allowance for loan losses. As of December 31, 2011, this ratio was 96.8%, compared to 44.3% at December 31, 2010. The Company’s loan workout and credit review departments are conducting meetings with its borrowers and other third parties to determine ways in which it can reduce or eliminate its exposure, or negotiate other terms in order to enhance the loans’ internal loan review rating.

The increase in risk assets has resulted in the Company experiencing an increase in its ratio of total risk assets to total assets during the past five years, including an increase from 1.22% at December 31, 2010 to 7.88% at December 31, 2011. Increases in risk assets have been experienced by financial institutions both at a national and local level during the past several years, and the Company has seen increases as well.

As of December 31, 2011, the Company has approximately 50 lending relationships that are included in the nonaccrual loan balance of $83,697,000. Of these 50 relationships, 15 have outstanding book balances in excess of $2,000,000, totaling $68,606,000, or 76% of the total nonaccrual balance. In connection with the determination of the impairment associated with these 13 collateral dependent relationships, partial charge-offs totaling $11,040,000 were taken on certain loan balances, and another $15,607,000 of ASC 310 impairment reserves were recorded on the balances at December 31, 2011. The partial charge-offs resulted from those loans in which recent appraisals were obtained, and the carrying value of the loans exceeded their updated appraised fair values, less costs to dispose. The ASC 310 impairment reserves resulted from those situations in which additional costs to dispose would be required and were reserved for, or in which the estimate of fair value was pending the finalization of the appraisal process.

The largest relationship that the Company has in nonaccrual status at December 31, 2011 is to a real estate developer who also actively leases residential properties and operates trailer parks. This relationship consists of 14 separate notes with total outstanding book balances of $11,042,000, with different parcels of land or residential structures securing the outstanding loan balances. Recent appraisals on the collateral securing the outstanding notes received during the fourth quarter resulted in the determination that the relationship should be placed in nonaccrual status, as the softening of real estate prices as well as rental prices, and lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. At the time the loans were designated as nonaccrual, a partial charge-off of approximately 9% of the outstanding loan balance was taken. The Company is activity working with the customer in reducing their outstanding loan balances.

The second largest relationship in nonaccrual status at December 31, 2011 consists of seven notes with an aggregate outstanding book balance of $9,738,000, to commercial real estate operators with multi-use properties in their portfolio, including a restaurant, entertainment facilities, condominiums and office space located in the Company’s southern market area. In connection with the evaluation of the relationship, and its placement in nonaccrual status, the Company took partial charge-offs of approximately 31% of the legal balance of the related loans, representing the amount the outstanding loan balances exceeded the fair value of the collateral at the time the impaired loans were evaluated as collateral dependent. Additionally, five notes were fully charged-off on this relationship, with balances totaling $2,008,000. It is anticipated that the notes and recorded mortgages securing this relationship will be sold to a third party in the first quarter of 2012, and the Company will record a chargeoff of approximately $5,138,000, which is fully reserved at December 31, 2011.

Another significant nonaccrual loan relationship is one with outstanding loan book balances of $8,142,000 at December 31, 2011, to a real estate developer and builder with multiple subdivisions in the Company’s southern market area. The softness in the real estate market has resulted in longer absorption periods of the lots for sale, delays in commencing new phases of the subdivisions, and lower sales prices. Upon receipt of updated appraised values on the collateral, the Company moved the relationship to nonaccrual status, and recorded a partial charge-off of approximately 22% of the outstanding loan balances. The borrower has been cooperative in developing an approach to improve cash flows and reduce its outstanding loan exposure.

A fourth relationship with outstanding book loan balances of $5,285,000 at December 31, 2011 is to an individual and related entities engaged in residential real estate development, construction and investment, including storage rental units. Upon receiving updated appraisals in the fourth quarter of 2011 on the collateral securing the outstanding loan balances, it was determined that several loans no longer had collateral with value adequately securing them, due to subordinate lien positions and the decline in the fair value of the real estate. This resulted in $660,000 of loans being fully-charged off, and partial charge-offs on remaining loans of approximately 4%. The Company has been in contact with the borrower, and has expressed its desire to reduce outstanding loan balances. The Company is currently in the process of evaluating its best course of action on this relationship to mitigate its risk of loss.

One additional relationship has note balances in excess of $4 million, with outstanding loan book balances totaling $4,484,000 at December 31, 2011. This relationship is to a wholesaler that supplies inventory to the commercial construction industry. As a result of the deterioration in real estate conditions, the borrower’s business has been negatively impacted, and has resulted in management concluding that they will be unable to continue to service their debt requirements. The relationship includes financing for a residence in a resort area. The Company obtained updated appraisals in the fourth quarter of 2011, and the fair values were consistent with management’s estimates. Due to cross collateralization of the loans, an impairment reserve of approximately $1,561,000 has been established on the relationship. A specific charge-off has not been recorded, as the cross collateralization makes it difficult to determine the loan that should be charged. Management is attempting to work with the borrower in order to mitigate its risk of loss, however, the borrower has introduced legal counsel to protect its interest.

The Company has two large lending relationships with balances totaling $26,213,000 with borrowers who are included as performing troubled debt restructurings at December 31, 2011. The Company is currently in the process of negotiating the sale of these notes, or offering incentives for the borrowers to find alternate financing, and has recorded a reserve of $8,021,000 at December 31, 2011, reflecting the anticipated chargeoff that will occur in the first quarter of 2012 when the sale and alternate financing are achieved.

The Company has an additional 45 relationships with borrowers with loans that are individually evaluated for impairment, and has taken a similar approach to those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination properly included an evaluation of the outstanding loan balance, and the related collateral securing the credit.

The Company believes through partial charge-offs taken to date totaling $12,784,000, the combination of the collateral securing the loans and the reserves allocated for these nonaccrual and restructured loans totaling $29,788,000, that it has adequately provided for the potential losses that it may incur on these relationships as of December 31, 2011. However, as additional time passes, additional information may become known that could result in additional reserve allocations, or, alternatively, it may be deemed that the reserve allocations exceed that which is needed.

The Company experienced an increase in foreclosed real estate balances at December 31, 2011 of $2,165,000, compared to December 31, 2010 of $1,112,000. As of December 31, 2011, 12 properties are owned by the Company, four of which are commercial properties and total $1,054,000, and the remaining eight consisting of residential properties and totaling $1,111,000. For the year ended December 31, 2011, the Company recorded a lower of cost or fair value charge of $365,000, compared to $123,000 for the year ended December 31, 2010. The largest commercial property consists of land with a carrying value of $365,000 that was originally purchased by the Company for future expansion purposes. During 2011, it was determined this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. At the time of transfer, the property was written down by approximately $156,000. The largest residential property has a carrying value of $500,000 at December 31, 2011. Due to the unique nature of the property, the Company recently lowered the sales price and recorded a charge of $125,000 to have the property carried at fair value, less costs to dispose. The remaining properties have carrying values less than $350,000 and are also carried at the lower of cost or fair value, less costs to dispose.

As of December 31, 2011, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market continues to remain soft, additional charges may be needed. Additionally, as the Company works through some of its problem loans, management anticipates that the foreclosed real estate balances may grow.

Credit Risk Management

Allowance for Loan Losses

During 2011, the Company’s charge-offs have increased significantly, reflective of sluggish economic and real estate conditions. The Company maintains the allowance for loan losses at a level believed adequate by management to absorb losses inherent in the portfolio. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluation of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.

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

The Bank has a loan review policy and program which is designed to reduce and control risk in the lending function. The Credit Administration Committee, comprised of members of the Board, is charged with the overall credit quality and risk exposure of the Company’s loan portfolio. This includes the monitoring of the lending activities of all bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an internal (through an outsourced third party beginning in 2011), independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000. Loan review documentation is submitted to the Credit Administration Committee quarterly with a formal review and rating as presented by independent loan review personnel. In addition, all relationships rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, with reaffirmation of the rating as recommended by the Bank’s Problem Loan Committee or Loan Review staff. In addition to the policy and procedure guidelines noted above, the Company expanded its review coverage during the last three quarters of 2011 in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31:

	Pass	Special Mention	Non-Impaired Substandard	Impaired Substandard	Doubtful	Total
(Dollars in thousands)
December 31, 2011
Commercial real estate:
Owner-occupied	$161,695	$19,820	$8,321	$8,828	$982	$199,646
Non-owner occupied	93,379	19,689	7,785	16,661	3,523	141,037
Multi-family	14,896	7,581	1,387	1,328	2,135	27,327
Acquisition and development:
1-4 family residential construction	3,361	724	831	2,182	0	7,098
Commercial and land development	28,513	16,274	13,713	19,064	0	77,564
Commercial and industrial:	190,675	19,859	14,232	50,047	3,087	277,900
Residential mortgage:
First lien	102,398	0	596	1,333	0	104,327
Home equity—term	36,290	0	638	585	0	37,513
Home equity—lines of credit	80,881	0	70	0	0	80,951
Installment and other loans	12,075	0	2	0	0	12,077

	$724,163	$83,947	$47,575	$100,028	$9,727	$965,440

December 31, 2010
Commercial real estate:
Owner-occupied	$162,968	$2,035	$6,311	$0	$686	$172,000
Non-owner occupied	120,633	4,274	15,495	2,970	0	143,372
Multi-family	20,030	676	3,853	0	90	24,649
Acquisition and development:
1-4 family residential construction	24,199	2,297	2,801	0	0	29,297
Commercial and land development	79,391	2,487	6,134	93	0	88,105
Commercial and industrial:	221,111	17,062	14,992	9,770	1,008	263,943
Residential mortgage:
First lien	117,607	0	1,373	470	0	119,450
Home equity—term	39,279	0	828	711	0	40,818
Home equity—lines of credit	71,364	0	183	0	0	71,547
Installment and other loans	11,062	0	50	0	0	11,112

	$867,644	$28,831	$52,020	$14,014	$1,784	$964,293

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

Loan charge-offs, which may include, from time-to-time, a partial charge-off, are taken on an impaired loan that is collateral dependent if the loan’s carrying balance exceeds its collateral’s appraised value, the loan has been identified as uncollectible, and it is deemed to be a confirmed loss. Typically, impaired loans with a charge-off or partial charge-off will continue to be considered impaired, unless the note is split into two, and management expects the performing note to continue to perform and is adequately secured. The second, or non-performing note, would be charged-off. As of the periods presented, the Company has no loans to borrowers that resulted from splitting impaired loans into multiple notes. Generally, an impaired loan with a partial charge-off will continue to have an impairment reserve on it after the partial charge-off, if factors warrant.

As of December 31, 2011 and December 31, 2010, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as troubled debt restructurings but are accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

At the time a real-estate-secured loan is deemed impaired, management determines whether an updated certified appraisal of the real estate is necessary to assist in determining the extent of an impairment reserve, if any. The decision for requiring an updated appraisal takes into consideration the age of the most recent appraisal, the loan-to-value ratio based on the original certified appraisal, the Company’s recent experience and knowledge of market conditions, recent list prices or broker opinions, the condition of the property, and environmental factors. If market conditions have changed significantly from the date of the most recent appraisal, an updated appraisal will be obtained. As of October 1, 2011, the Company amended its policy, which now requires annual updated appraisals for criticized loans in excess of $250,000. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

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

In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

•

Original appraisal—if the original appraisal provides a strong loan-to-value (generally 70% or lower) and, after consideration of market conditions and knowledge of the property and area, it is determined by the Credit Administration staff that there has not been a significant deterioration in the collateral value, the original certified appraised value may be used. Discounts as deemed appropriate for selling costs are factored into the appraised value in arriving at fair value.

•

Discounted cash flows—in limited cases, discounted cash flows may be used on projects in which the collateral is liquidated to reduce the borrowings outstanding, and is used to validate collateral values derived from other approaches.

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

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Generally, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of December 31:

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2011
Commercial real estate:
Owner-occupied	$5,016	$5,200	$1,762	$4,794	$4,838
Non-owner occupied	16,682	20,472	6,876	3,502	4,071
Multi-family	3,129	5,117	1,213	334	334
Acquisition and development:
1-4 family residential construction	2,182	3,715	926	0	0
Commercial and land development	10,657	13,899	4,369	8,407	9,712
Commercial and industrial	46,685	47,256	14,591	6,449	6,551
Residential mortgage:
First lien	1,122	1,122	9	211	211
Home equity—term	41	41	42	544	709

	$85,514	$96,822	$29,788	$24,241	$26,426

December 31, 2010
Commercial real estate:
Owner-occupied	$686	$687	$181	$0	$0
Non-owner occupied	2,064	2,065	980	0	0
Multi-family	90	90	90	0	0
Commercial and industrial	9,600	10,191	3,232	1,118	1,118
Residential mortgage:
First lien	470	470	12	0	0
Home equity—term	711	711	8	0	0

	$13,621	$14,214	$4,503	$1,118	$1,118

The difference between the recorded investment (book balance) and the unpaid principal balance (legal balance) generally results from partial charge-offs taken on loans and payments applied entirely to principal on those loans placed on nonaccrual status.

The following presents impaired loans that are troubled debt restructurings as of December 31, 2011 and 2010.

	Troubled Debt Restructurings		New Troubled Debt Restructurings
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$924	1	$924
Non-owner occupied	2	2,039	2	2,039
Multi-family	0	0	0	0
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	2	1,061	2	1.061
Commercial and industrial	10	23,434	10	23,434
Residential mortgage:
First lien	1	459	0	0
Home equity—term	0	0	0	0

	16	27,917	15	27,458

Nonaccruing:
Commercial real estate:
Owner-occupied	1	54	1	54
Non-owner occupied	1	221	1	221
Multi-family	0	0	0	0
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	3	3,179	3	3,179
Commercial and industrial	10	5,648	10	5,648
Residential mortgage:
First lien	0	0	0	0
Home equity—term	1	544	0	0

	16	9,646	15	9,102

	32	$37,563	30	$36,560

	Troubled Debt Restructurings		New Troubled Debt Restructurings
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2010
Accruing:
Residential mortgage:
First lien	1	$470	1	$470
Home equity—term	1	711	1	711

	2	$1,181	2	$1,181

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

The following summarizes the average recorded investment in impaired loans and related interest income recognized, on loans deemed impaired at December 31, 2011 on a cash basis, and interest income earned but not recognized on loans deemed impaired for the year ended December 31, 2011:

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
Commercial real estate:
Owner-occupied	$4,530	$369	$187
Non-owner occupied	6,820	702	297
Multi-family	2,080	125	103
Acquisition and development:
1-4 family residential construction	489	102	1
Commercial and land development	7,456	617	375
Commercial and industrial	28,175	1,634	349
Residential mortgage:
First lien	639	19	15
Home equity—term	685	69	1

Total	$50,874	$3,637	$1,328

The following summarizes the average recorded investment in impaired loans and related interest income recognized for the periods indicated for the years ending December 31:

(Dollars in Thousands)	2010	2009	2008	2007
Average investment in impaired loans	$26,066	$10,748	$1,815	$230
Interest income recognized on a cash basis on impaired loans	82	188	104	17
Interest income earned but not recognized on impaired loans	458	239	24	3

Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Generally, management feels that “Substandard” loans that are currently performing and not considered impaired, result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the “Special Mention” classification is intended to be a temporary classification, and is reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified rating. These loans require follow-up by lenders on the information that may cause the potential weakness, and once resolved, the loan classification may be downgraded to “Substandard”, or alternatively, could be upgraded to “Pass”. As a result, these loans may become potential problem loans if conditions worsen and they are subsequently downgraded.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due (still accruing)	Non-Accrual	Total Loans
December 31, 2011:
Commercial real estate:
Owner-occupied	$188,679	$2,135	$0	$0	$2,135	$8,832	$199,646
Non-owner occupied	122,816	75	0	0	75	18,146	141,037
Multi-family	23,864	0	0	0	0	3,463	27,327
Acquisition and development:
1-4 family residential construction	4,916	0	0	0	0	2,182	7,098
Commercial and land development	59,121	440	0	0	440	18,003	77,564
Commercial and industrial	246,696	1,341	15	0	1,356	29,848	277,900
Residential mortgage:
First lien	100,215	1,637	547	0	2,184	1,928	104,327
Home equity—term	35,998	283	9	0	292	1,223	37,513
Home equity—Lines of credit	80,783	98	0	0	98	70	80,951
Installment and other loans	11,932	141	2	0	143	2	12,077

	$875,020	$6,150	$573	$0	$6,723	$83,697	$965,440

December 31, 2010:
Commercial real estate:
Owner-occupied	$169,030	$986	$832	$466	$2,284	$686	$172,000
Non-owner occupied	141,095	213	0	0	213	2,064	143,372
Multi-family	24,559	0	0	0	0	90	24,649
Acquisition and development:
1-4 family residential construction	29,297	0	0	0	0	0	29,297
Commercial and land development	87,995	1	16	0	17	93	88,105
Commercial and industrial	252,144	287	466	420	1,173	10,625	263,943
Residential mortgage:
First lien	116,182	1,359	535	1,095	2,989	279	119,450
Home equity—term	40,503	161	62	75	298	17	40,818
Home equity—Lines of credit	71,215	60	89	142	291	41	71,547
Installment and other loans	10,793	251	17	50	318	1	11,112

	$942,813	$3,318	$2,017	$2,248	$7,583	$13,896	$964,293

During the fourth quarter of 2011, the Company took a more conservative position on loans 90 days past due still accruing, and generally now will include them as nonaccrual loans unless the loan principal, in full, is in the process of collection, which is generally defined as 60 days. As a result of this more conservative approach in light of deteriorating asset quality, there are no loans in the 90 days past due still accruing category at December 31, 2011.

For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. As of December 31, 2010, the historical loss factor was based on average charge-offs for the last 8 quarters (e.g. January 1, 2009 – December 31, 2010), whereas prior to December 31, 2010, the historical loss factor was based on an equally weighted rolling 12 quarters. As of December 31, 2010, for loans rated special mention and substandard not deemed impaired, a weighted average rolling 8 quarters average charge-off percentage on the related graded loan type, with a two-third weight to the most recent four quarters, and a one-third weight for the furthest four quarters was utilized. For non-rated loans evaluated collectively for impairment, the charge-off factor for the last 8 quarters is factored into the reserve allocation. Additional reserve allocations of approximately $730,000 resulted due to the change to the most recent 8 quarter history. Effective December 31, 2011, the historical loss factor was based on average charge-offs for the last 8 quarters and applied to the entire pool of loans, excluding those loans evaluated for impairment under ASC 310-10-35. In addition, an additional adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the Allowance for Loan and Lease Loss methodology. The refinement to the methodology was made as management determined that the most recent eight quarters loss history as adjusted based on other portfolio analysis and applied to an entire pool of loans is a better reflection of the losses inherent on non-impaired loans within the portfolio at December 31, 2011. In making this determination, management considered current economic and real estate conditions, trends in historical charge-off percentages at the Company as well as peers, and feedback from regulators.

In addition to the quantitative analysis, additional reserves are allocated on loans collectively evaluated for impairment based on additional qualitative factors. The qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which range from 0 – 8 basis points per factor, include:

Nature and Volume of Loans—Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions; etc.

Concentrations of Credit and Changes within Credit Concentrations—Factors considered including the Bank’s overall portfolio makeup and management’s evaluation relating to concentration risk management and the inherent risk associated with the concentrations identified.

Experience, Ability and Depth of Management/Lending Staff—Factors considered include the years of experience of Senior and Middle Management and the lending and loan review staff and turnover of the staff.

Other External Factors (Economic, Legal, Competition, Regulatory etc.)—Ratios and factors considered include trends in the consumer price index (CPI); unemployment rates; housing price index; housing statistics compared to the prior year; bankruptcy rates; regulatory and legal environment risks and competition.

A summary of the activity in the allowance for loan losses for the years ended December 31, 2011 and 2010 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
December 31, 2011
Balance, beginning of year	$5,324	$1,767	$6,795	$1,863	$106	$165	$16.020
Provision for loan losses	15,294	18,556	23,565	(253)	12	1,401	58,575
Charge-offs	(6,770)	(10,615)	(12,805)	(680)	(62)	0	(30,932)
Recoveries	16	0	14	3	19	0	52

Net charge-offs	(6,754)	(10,615)	(12,791)	(677)	(43)	0	(30,880)

Balance, end of year	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715

December 31, 2010
Balance, beginning of year	$2,607	$2,703	$2,518	$1,881	$96	$1,262	$11,067
Provision for loan losses	3,441	282	6,000	258	41	(1,097)	8,925
Charge-offs	(726)	(1,218)	(1,786)	(283)	(54)	0	(4,067)
Recoveries	2	0	63	7	23	0	95

Net charge-offs	(724)	(1,218)	(1,723)	(276)	(31)	0	(3,972)

Balance, end of year	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

A summary of the activity in the allowance for loan losses, for the years ended before December 31, 2010 based on the prior approach, is as follows:

(Dollars in thousands)	2009	2008	2007
Balance, beginning of year	$7,140	$6,141	$5,520

Loans charged off:
Commercial, financial and agricultural	470	2	8
Real estate—Commercial	0	228	0
Real estate—Mortgage	416	187	53
Consumer	72	80	120

Total loans charged off	958	497	181

Recoveries of loans previously charged off:
Commercial, financial and agricultural	2	0	3
Real estate—Commercial	1	3	0
Real estate—Mortgage	6	16	13
Consumer	11	27	36

Total recoveries	20	46	52

Provision for loan losses	4,865	1,450	750

Balance, end of year	$11,067	$7,140	$6,141

A summary of relevant asset quality ratios for the five years ended December 31, 2011 are as follows:

	2011	2010	2009	2008	2007
Ratio of net charge-offs to average loans outstanding	3.11%	0.44%	0.11%	0.06%	0.02%
Provision for loan losses to net charge-offs	189.69%	224.70%	518.66%	321.51%	581.40%
Ratio of reserve to gross loans outstanding at December 31	4.52%	1.66%	1.26%	0.87%	0.87%

Consistent with the trends in the national and local economies, as well as declines in real estate values in the Company’s market area, the allowance for loan losses has continued to grow for the period from 2007 through 2011, consistent with the increase in the ratio of net charge-offs to average loans outstanding. Net charge-offs increased from $3,972,000 for the year ended December 31, 2010 to $30,880,000 for the year ended December 31, 2011, with the majority of the charge-offs coming in the commercial and industrial, commercial real estate and commercial and land development loan portfolios.

The provision for loan losses has increased from $8,925,000 for the year ended December 31, 2010 to $58,575,000 for the same period in 2011, an increase of $49,650,000. In 2010, the provision for loan losses increased $4,060,000 from that expensed in 2009, which totaled $4,865,000.

The increases that the Company has experienced in its provision for loan losses have partially resulted from the growth it has experienced in its loan portfolio. In addition, the increase in the provision for loan losses for the periods presented can be attributed to declining asset quality and higher charge-offs during this time period. Increases in non-performing assets and charge-offs have been an industry wide trend both at the national and local levels.

See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The allocation of the allowance for loan losses, as well as the percent of each loan type in relation to the total loan balance, is as follows:

	2011		2010		2009
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$3,063	21%	$1,852	18%	$1,660	18%
Non-owner occupied	8,579	14%	3,034	15%	932	14%
Multi-family	2,222	3%	438	3%	15	3%

Acquisition and development:
1-4 family residential construction	1,404	1%	314	3%	364	2%
Commercial and land development	8,304	8%	1,453	9%	2,339	10%

Commercial and industrial	17,569	29%	6,795	27%	2,518	28%

Residential mortgage:
First lien	317	11%	1,033	12%	1,234	11%
Home equity	616	12%	830	12%	647	13%
Installment and other loans	75	1%	106	1%	96	1%

Unallocated	1,566		165		1,262

	$43,715	100%	$16,020	100%	$11,067	100%

	2008		2007
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial, financial and agricultural	$319	10%	$1,227	8%
Real estate—Commercial	2,393	30%	1,990	35%
Real estate—Construction	598	16%	45	13%
Real estate—Mortgage	2,567	43%	2,115	43%
Consumer	265	1%	30	1%
Unallocated	998	0%	734	0%

Total	$7,140	100%	$6,141	100%

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at December 31.

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
(Dollars in thousands)
December 31, 2011
Loans allocated by:
Individually evaluated for impairment	$33,457	$21,246	$53,134	$1,918	$0	$0	$109,755
Collectively evaluated for impairment	334,553	63,416	224,766	220,873	12,077	0	855,685

	$368,010	$84,662	$277,900	$222,791	$12,077	$0	$965,440

Allowance for loan losses allocated by:
Individually evaluated for impairment	$9,851	$5,295	$14,591	$51	$0	$0	$29,788
Collectively evaluated for impairment	4,013	4,413	2,978	882	75	1,566	13,927

	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715

December 31, 2010
Loans allocated by:
Individually evaluated for impairment	$2,840	$0	$10.718	$1,181	$0	$0	$14,739
Collectively evaluated for impairment	337,181	117,402	253.225	230,634	11,112	0	949,554

	$340,021	$117,402	$263,943	$231,815	$11,112	$0	$964,293

Allowance for loan losses allocated by:
Individually evaluated for impairment	$1,251	$0	$3,232	$20	$0	$0	$4,503
Collectively evaluated for impairment	4,073	1,767	3,563	1,843	106	165	11,517

	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at December 31. In addition to the reserve allocations on impaired loans noted above, approximately 36 loans, with outstanding general ledger principal balances of $21,707,000, have had partial charge-offs to the allowance for loan losses recorded during the year totaling $12,784,000. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded its fair value.

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology previously discussed. As previously noted, in 2011 and 2010 management re-evaluated and made certain modifications to its methodology in establishing a reserve to better account for risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan segments. Management believes these periodic enhancements to the allowance for loan losses methodology improves the accuracy of quantifying losses presently inherent in the portfolio, and does not impact the trends or comparability of the periods presented above. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.

The largest component of the reserve for the last two years has been allocated to the commercial and industrial portfolio. This reflects the inherent greater risk associated with this portfolio, as evidenced by the greater amounts of net charge-offs within the portfolio. Further, as noted in the Risk Elements discussion, the amount of commercial and industrial loans on nonaccrual status has increased from $10,625,000 at December 31, 2010 to $29,848,000 at December 31, 2011, and the amount of classified commercial and industrial loans increased from $25,770,000 at December 31, 2010 to $67,366,000 at December 31, 2011.

A second reserve allocation with a large increase during 2011 was in the commercial and land development segment, which increased from $1,453,000 at December 31, 2010 to $8,304,000 at December 31, 2011, for an increase of $6,851,000. The increase in this segment is reflective of continuing softening of real estate, which has led to slower absorption rates of projects, lower sale prices, or projects being temporarily suspended until the market demonstrates signs of recovery. This resulted in an increase in delinquencies, loans classified, and charge-offs during the year. Current real estate conditions have led to an increase in commercial acquisition and land development loans in nonaccrual status, to a total of $18,003,000 at December 31, 2011 compared to $93,000 at December 31, 2010. To a lesser extent, real estate conditions impacted the reserve allocation on the 1-4 family residential construction loans, which increased from $314,000 at December 31, 2010 to $1,404,000 at December 31, 2011.

The non-owner-occupied commercial real estate loan segment experienced an increase in its nonaccrual loans from $2,064,000 at December 31, 2010 to $18,146,000 at December 31, 2011. The increase in nonaccrual loans combined with the higher charge-offs as a percentage of loans outstanding, resulted in an increase in the reserve allocation on this portfolio of $5,545,000, from $3,034,000 at December 31, 2010 to $8,579,000 at December 31, 2011.

As a result of declines in charge-offs in the residential and installment consumer loan portfolios, the allowance for loan losses allocated to these portfolios declined approximately $961,000 from $1,969,000 at December 31, 2010 to $1,008,000 at December 31, 2011.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has increased in 2011 from $165,000 at December 31, 2010 to $1,566,000 at December 31, 2011. Despite the increase, the unallocated portion of the reserve represents 3.6% of the entire amount, compared to 1% at December 31, 2010.

While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposit Products

On an average daily basis, total deposits in 2011 grew 16.0% or $171,789,000 over 2010, which continued the trend from 2010, in which average daily balance increased 20.9%. Each category of time deposits experienced growth on an average daily basis in 2011 compared to 2010. The two categories that experienced the most significant growth were interest-bearing demand deposits, which grew $86,319,000, or 21.6%, and time deposits, which grew by $64,653,000, or 12.7% on an average daily balance basis. Given current economic times and market conditions, it has been noted that consumers are saving more. This fact combined with our strong capital position, strong focus on our customer needs and service, and competitive pricing has allowed the Company to attract more demand deposits, including checking and money market products. In the last half of 2011, the Company has experienced growth in its interest-bearing demand deposits, as state and municipal subdivisions that had previously elected to be in the Company’s repurchase agreement product, migrated to an interest-bearing demand deposit, secured by investment securities.

The Company has maintained a favorable IDC Financial Publishing, Inc. (IDC) rating, an independent bank safety rating which uses unique rankings of financial ratios to determine the quality ratings of financial institutions, allowing it to attract larger types of deposits, including time deposits, those in excess of $100,000, and brokered deposits. As noted above, the Bank’s IDC rating has led to an opportunity to obtain this relatively cheap funding source. The Company recognizes that brokered funds result in greater volatility as a funding source, but given the current interest rate environment and the steepness of the interest rate curve, elected to use these funds and earn a spread on them to increase net interest as previously discussed. Given the increased volatility in brokered deposits, the Company invested a large portion of these amounts in mortgage backed securities, which provide a steady stream of cash flows and are used to meet the maturity needs of time deposits and brokered deposits. This strategy was utilized, and towards the end of 2010 and the first half of 2011, the Company had built up its brokered deposit balances, and used the funds for loan growth, or mortgage-backed securities. The average balance of brokered time deposits increased from $90,696,000 for the year ended 2010 to $116,537,000 in 2011, and are included in time deposits above.

Management continually evaluates its utilization of brokered deposits, and considers the interest rate curve and regulatory views on non-core funding sources. Beginning in the third quarter of 2011, the Company began to allow its brokered time deposits to run off, without replacement, resulting in a decline in the balance since December 31, 2010. Brokered time deposits of $85,976,000 at December 31, 2011 declined 34.6% from the December 31, 2010 balance of $131,446,000. Brokered and other time deposit balances will be less emphasized in the future given the uncertainty of the regulators views on this non-core funding source. Despite the increase in year-over-year deposits from $1,188,377,000 at December 31, 2010 to $1,216,902,000 at December 31, 2011, or a 2.4% increase, it is less than the increase in the average balance for the year, as these brokered and other time deposits were allowed to run off in the latter half of the year.

The average amounts of deposits are summarized below for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Demand deposits	$113,157	$99,636	$89,797
Interest bearing demand deposits	486,793	400,474	307,968
Savings deposits	71,059	63,763	60,494
Time deposits	574,079	509,426	364,077

Total deposits	$1,245,088	$1,073,299	$822,336

The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2011.

(Dollars in thousands)	Total
Three months or less	$116,504
Over three months through six months	52,918
Over six months through one year	37,966
Over one year	25,209

Total	$232,597

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

Information concerning securities sold under agreements to repurchase as of and for the years ended December 31 is as follows:

(Dollars in thousands)	2011	2010	2009
Balance at year end	$15,013	$87,850	$64,614
Average balance during the year	60,737	74,824	59,904
Average interest rate during the year	0.52%	0.59%	0.57%
Maximum month-end balance during the year	98,906	124,869	74,293
Securities underlying the agreements at year-end:
Carrying value	76,006	150,966	74,816
Estimated fair value	77,485	151,767	74,877

Additional short-term borrowing sources include borrowings from the Federal Home Loan Bank of Pittsburgh, federal funds purchased, and to a lesser extent, the Federal Reserve discount window and the Federal Reserve’s Term Auction Facility (“TAF”), which the Company participated in for portions of 2009 and early 2010.

Information concerning the use of these other short term borrowings as of and for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2011	2010	2009
Balance at year end	$20,000	$0	$33,300
Average balance during the year	2,534	17,048	23,418
Average interest rate during the year	0.24%	0.43%	0.36%
Maximum month-end balance during the year	20,000	65,300	43,470

Long-Term Debt

The Company also utilizes long term debt, consisting principally of Federal Home Loan Bank fixed and amortizing advances to fund its loan and security portfolios. As of December 31, 2011, long-term debt totaled $53,798,000, which was $11,380,000 less than 2010’s year-end balance of $65,178,000. The net decrease in long term debt was the result of paydowns of $41,380,000 during the year exceeding proceeds from long-term debt of $30,000,000, all of which occurred in the fourth quarter of 2011. During the year, the Company’s reliance on long-term debt diminished due primarily to growth in deposits. For the year ended December 31, 2011, the average daily balance of long term debt was $42,308,000, which was significantly less than December 31, 2010’s balance of $51,886,000, and also represented the highest borrowing total outstanding during the year.

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

Total shareholders’ equity decreased $32,287,000 from $160,484,000 at December 31, 2010 to $128,197,000 at December 31, 2011. Historically, earnings retention, defined as net income less dividends declared, has served as a primary source of capital to the Company and has been accomplished with a dividend payout ratio of less than 45% over the period of 2007 – 2010. In 2011 however, the net loss of $31,964,000 for the year combined with cash dividends paid of $5,521,000 were the primary reasons for the decline in shareholders’ equity, partially offset by an increase in accumulated other comprehensive income of $4,177,000 and stock issued through stock incentive and dividend reinvestment plans of $1,021,000.

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

In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that is dependent on future taxable income greater than one year from the reporting date. As of December 31, 2011 $1,441,000 of the Company’s deferred tax asset has been disallowed for Tier 1 or Total risk based capital. In light of the Company’s 2011 operating performance, which has resulted in a significant increase in the net deferred tax asset and reduction in taxable income, the Company anticipates that in 2012 a higher portion of the deferred tax asset will be disallowed for Tier 1 and Total Capital risk based capital purposes, as the taxable income in the two year carry back period will be reduced. To the extent the deferred tax asset must be deducted from regulatory capital, it will result in lower regulatory capital ratios.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceeds 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of December 31, 2011 and 2010, $31,174,000 and $3,093,000 of the allowance for credit losses was excluded from Tier 2 capital.

As of December 31, 2011, the Bank was considered as well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of December 31, 2011 and 2010 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,621	13.0%	$83,090	8.0%	n/a	n/a
Orrstown Bank	127,529	12.3%	82,899	8.0%	$103,624	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,249	11.7%	41,390	4.0%	n/a	n/a
Orrstown Bank	114,187	11.0%	41,294	4.0%	62,175	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,249	8.2%	58,851	4.0%	n/a	n/a
Orrstown Bank	114,187	7.8%	58,899	4.0%	73,352	5.0%

December 31, 2010
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$152,550	14.8%	$82,486	8.0%	n/a	n/a
Orrstown Bank	129,844	12.7%	81,808	8.0%	$102,260	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	139,623	13.5%	41,243	4.0%	n/a	n/a
Orrstown Bank	117,027	11.4%	40,904	4.0%	61,356	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	139,623	9.4%	59,385	4.0%	n/a	n/a
Orrstown Bank	117,027	8.0%	58,629	4.0%	73,287	5.0%

In 2009, the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or reduced if the bank holding company’s net income for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital need and overall current and prospective financial conditions, or the bank holding company will not meet, or is in danger of not meeting its minimum regulatory capital adequacy ratios. In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve indicating that the Company’s dividend application would not be approved. The Company does not anticipate being permitted to declare a cash dividend in the near future. Accordingly, there can be no assurances as to whether, or in what amounts, cash dividends will be declared in the future or, if declared, whether they will continue or be suspended or discontinued.

Additional relevant financial information pertaining to shareholders’ equity for the years ended December 31 is as follows:

(Dollars in thousands)	2011	2010	2009
Average shareholders’ equity	$157,200	$147,731	$107,138
Net income (loss)	(31,964)	16,581	13,373
Cash dividends paid	5,521	6,758	5,636
Equity to asset ratio	8.87%	10.76%	9.55%
Dividend payout ratio	(24.13)%	40.83%	42.11%
Return on average equity	(20.33)%	11.22%	12.48%
Return on average tangible equity	(9.17)%	13.19%	15.73%

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

At December 31, 2011, we had $231,287,000 in loan commitments outstanding, which included $33,809,000 in undisbursed loans, $80,197,000 in unused home equity lines of credit and $91,530,000 in commercial lines of credit, and $25,571,000 in standby letters of credit. Certificates of deposit due within one year of December 31, 2011 totaled $339,961,000, or 71% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $19,630,000 and interest bearing deposits with banks totaled $90,039,000. Securities classified as available-for-sale provide additional sources of liquidity, totaled $310,365,000 at December 31, 2011. In addition, at December 31, 2011, we had the ability to borrow a total of approximately $352,795,000 from the Federal Home Loan Bank of Pittsburgh (FHLB), of which we had $73,798,000 in advances and $3,280,000 in letters of credit. On that date, we had no overnight advances outstanding. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, generally consisting of mortgage loans. The FHLB may require the Company to deliver its collateral to them, in the event asset quality continues to deteriorate and the Company’s earnings performance does not improve.

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

Contractual Obligations

The Company enters into contractual obligations in its normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date as of December 31, 2011. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements, under Item 8.

	Note Reference	Payments Due				Total
(Dollars in thousands)		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Time deposits	11	$339,961	$96,982	$35,278	$8,048	$480,269
Short-term borrowings	12	35,013	0	0	0	35,013
Long-term debt	13	16,328	32,659	649	4,162	53,798
Operating lease obligations	6	248	340	227	329	1,144

Total		$391,550	$129,981	$36,154	$12,539	$570,224

Off-balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and to a lesser extent, letters of credit.

A schedule of significant commitments at December 31, 2011 is as follows:

(Dollars in thousands)	Contract or Notional Amount
Commitments to fund:
Revolving, open ended home equity loans	$80,197
1-4 family residential construction loans	2,021
Commercial real estate, construction and land development loans	31,788
Commercial, industrial and other loans	91,530
Standby letters of credit	25,751

Further discussion of these commitments to extend credit is included in Note 18 to the Consolidated Financial Statements, under Item 8. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment does not necessarily represent future cash requirements, and are therefore excluded from the contractual obligations discussed above.

New Financial Accounting Standards

Note 1 to the consolidated financial statements under Item 8 discusses the expected impact on the Company’s financial condition or results of operations for recently issued or proposed accounting standards that have not been adopted as of December 31, 2011. To the extent we anticipate significant impact to the Company’s financial condition or results of operations, appropriate discussion is included in the disclosure.

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

The schedule that follows reflects the degree to which the Company can adjust its various portfolios to meet interest rate changes. Additionally, the Bank is a Federal Home Loan Bank (“FHLB”) member, and standard credit arrangements available to FHLB members provide increased liquidity. The following outlines the Company’s rate sensitivity at December 31, 2011, and cumulative gap positions and ratios.

	Interest Sensitivity Period
(Dollars in thousands)	Within 3 Months	After 3 Within 6 Months	After 6 Within 12 Months	After 1 Year	Total

Rate Sensitive Assets (RSA)
Loans	$431,699	$26,670	$50,486	$459,138	$967,993
Investment securities	20,099	17,224	28,081	256,719	322,123
Other earning assets	84,026	3,013	3,000	0	90,039

Total RSA	535,824	46,907	81,567	715,857	1,380,155

Rate Sensitive Liabilities (RSL)
Interest bearing deposits	318,889	85,320	92,837	607,926	1,104,972
Short term borrowings	15,013	10,000	10,000	0	35,013
Long-term debt	5,325	10,330	672	37,471	53,798

Total RSL	339,227	105,650	103,509	645,397	1,193,783

Rate Sensitive GAP
Period	196,597	(58,743)	(21,942)	70,460	186,372
Cumulative	196,597	137,854	115,912	186,372
GAP as a Percent of Total Assets
Period	13.53%	(4.04)%	(1.51)%	4.85%
Cumulative	13.53%	9.49%	7.98%	12.83%
RSA/RSL cumulative	1.58	1.31	1.21	1.16

The following gap summary demonstrates the shift in risk sensitive assets to risk sensitive liabilities (RSA/RSL) cumulative position since December 31, 2010:

	Within 3 Months	Within 6 Months	Within 12 Months	Within 36 Months
December 31, 2010	1.08	0.97	0.90	1.05
March 31, 2011	1.19	1.02	0.95	1.08
June 30, 2011	1.13	1.03	0.91	1.16
September 30, 2011	1.48	1.29	1.09	1.33
December 31, 2011	1.58	1.31	1.21	1.39

At December 31, 2011, the twelve month cumulative gap was a positive $115,912 and the RSA/ RSL cumulative ratio was 1.21 which has increased from a negative position, or 0.90, since December 31, 2010. The Company has been able to significantly reduce its liability sensitivity position throughout 2011, and is now positioned as asset sensitive for each time period. The Company has been able to become more asset sensitive partially through the sale of its $30,000,000 notional amount in interest rate swaps. These swaps converted variable rate earnings to fixed, and the settlement was done in an effort to increase our asset sensitivity in the event of rising rates. In addition, the Company has maintained its liquidity in interest bearing deposits in banks, included in the other category. Given the low interest rate environment, management feels that rates are more likely to rise than fall, and is the reason the Company has allowed its cumulative RSA/RSL ratio to increase during 2011, and is asset sensitive. Many of the interest bearing deposits that are variable rate are subject to discretionary pricing so management retains flexibility with those funds which will enhance earnings in a rising rate environment. The majority of the loan portfolio is tied to prime, but the use of three to seven year rate locks as well as placing rate floors on any new loans helps to maintain the yield in a falling rate environment.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended December 31, are as follows:

	2011				2010
	Quarter Ended				Quarter Ended
(Dollars in thousands)	December	September	June	March	December	September	June	March
Interest income	$14,008	$15,491	$15,537	$15,325	$15,324	$14,780	$14,536	$13,783
Interest expense	(2,424)	(2,666)	(2,727)	(2,937)	(3,054)	(3,112)	(3,236)	(3,286)

Net interest income	11,584	12,825	12,810	12,388	12,270	11,668	11,300	10,497
Provision for loan losses	(26,250)	(7,900)	(21,230)	(3,195)	(1,375)	(1,130)	(5,000)	(1,420)

Net interest income after provision for loan losses	(14,666)	4,925	(8,420)	9,193	10,895	10,538	6,300	9,077
Securities gains	3,025	2,351	469	379	383	1,074	1,781	398
Other income	4,354	6,600	4,740	4,702	5,153	5,133	5,701	3,953
Other expense	(30,486)	(10,827)	(9,722)	(9,444)	(10,450)	(9,703)	(8,518)	(8,664)

Income (loss) before income taxes	(37,773)	3,049	(12,933)	4,830	5,981	7,042	5,264	4,764
Applicable (income taxes) benefit	8,292	1,265	2,310	(1,004)	(1,606)	(2,146)	(1,360)	(1,358)

Net income (loss)	$(29,481)	$4,314	$(10,623)	$3,826	$4,375	$4,896	$3,904	$3,406

Per Common Share Data
Net income (loss)	$(3.66)	$0.54	$(1.33)	$0.48	$0.55	$0.61	$0.49	$0.52
Diluted net income (loss)	(3.66)	0.54	(1.33)	0.48	0.55	0.61	0.49	0.52
Dividends	0.00	0.23	0.23	0.23	0.225	0.225	0.22	0.22

Management’s Report on Internal Control over Financial Reporting

The management of Orrstown Financial Services, Inc. and its wholly-owned subsidiary has the responsibility for establishing and maintaining an adequate internal control structure and procedures over financial reporting. Management maintains a comprehensive system of internal control to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintains an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2011.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2011, the Company did not maintain effective internal control over the process to prepare and report information related to loan ratings and its impact on the allowance for loan losses. This control deficiency results in a reasonable possibility that a material misstatement to the annual or interim Consolidated Financial Statements will not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on the criteria in the Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of the Company’s Internal Control over Financial Reporting as of December 31, 2011 has been audited by the independent registered public accounting firm, Smith Elliott Kearns & Company, LLC, as stated in their report which expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, and appears on page 75.

/S/ THOMAS R. QUINN, JR.	/S/ BRADLEY S. EVERLY
Thomas R. Quinn, Jr.	Bradley S. Everly
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 14, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Orrstown Financial Services, Inc.

We have audited Orrstown Financial Services, Inc. and its wholly-owned subsidiary (“the Company”)’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not have a timely and effective process to prepare and report information related to loan ratings and the allowance for loan losses allocations. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 14, 2012 on those financial statements.

In our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Orrstown Financial Services, Inc. and its wholly-owned subsidiary has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of Orrstown Financial Services, Inc. and its wholly-owned subsidiary, and our report dated March 14, 2012 expressed an unqualified opinion.

/S/ Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania

March 14, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Orrstown Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiary (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an adverse opinion.

/S/ Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania

March 14, 2012

Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	December 31,
(Dollars in thousands, except per share data)	2011	2010
Assets
Cash and due from banks	$19,630	$10,400
Federal funds sold	0	8,800

Cash and cash equivalents	19,630	19,200

Short term investments	0	2,728
Interest bearing deposits with banks	90,039	925
Restricted investments in bank stock	11,758	8,798
Securities available for sale	310,365	431,772
Loans held for sale	2,553	2,693
Loans	965,440	964,293
Less: Allowance for loan losses	(43,715)	(16,020)

Net Loans	924,278	950,966

Premises and equipment, net	27,183	27,774
Cash surrender value of life insurance	24,147	22,649
Goodwill and intangible assets	1,041	20,698
Accrued interest receivable	4,548	5,715
Other assets	31,108	20,497

Total assets	$1,444,097	$1,511,722

Liabilities
Deposits:
Non-interest bearing	$111,930	$104,646
Interest bearing	1,104,972	1,083,731

Total deposits	1,216,902	1,188,377

Short-term borrowings	35,013	87,850
Long-term debt	53,798	65,178
Accrued interest and other liabilities	10,187	9,833

Total liabilities	1,315,900	1,351,238

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,055,787 and 7,986,966 shares issued; 8,054,975 and 7,985,667 shares outstanding	419	416
Additional paid—in capital	122,514	121,508
Retained earnings	1,195	38,680
Accumulated other comprehensive income (loss)	4,089	(88)
Treasury stock—common, 812 and 1,299 shares, at cost	(20)	(32)

Total shareholders’ equity	128,197	160,484

Total liabilities and shareholders’ equity	$1,444,097	$1,511,722

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
Interest and dividend income
Interest and fees on loans	$48,917	$48,494	$47,569
Interest and dividends on investment securities
Taxable	8,334	7,744	4,260
Tax-exempt	2,972	2,069	1,172
Short term investments	138	116	69

Total interest and dividend income	60,361	58,423	53,070

Interest expense
Interest on deposits	9,368	10,682	12,481
Interest on short-term borrowings	314	487	435
Interest on long-term debt	1,072	1,519	3,584

Total interest expense	10,754	12,688	16,500

Net interest income	49,607	45,735	36,570
Provision for loan losses	58,575	8,925	4,865

Net interest income after provision for loan losses	(8,968)	36,810	31,705

Noninterest income
Service charges on deposit accounts	6,411	6,388	5,846
Other service charges, commissions and fees	1,313	2,272	1,790
Trust department income	4,216	3,606	2,645
Brokerage income	1,573	1,450	1,327
Mortgage banking revenues	3,007	2,290	1,907
Earnings on life insurance	1,110	1,192	745
Merchant processing revenues	1,850	1,118	1,059
Other income	916	1,024	230
Investment securities gains	6,224	3,636	1,661

Total noninterest income	26,620	22,976	17,210

Noninterest expense
Salaries and employee benefits	17,506	19,120	16,037
Occupancy expense	1,987	2,002	2,013
Furniture and equipment	2,705	2,742	2,637
Data processing	1,161	1,278	1,077
Telephone	662	730	731
Advertising and bank promotions	1,246	1,209	1,111
FDIC Insurance	2,417	1,798	1,278
Professional services	3,531	856	668
Collection and problem loan	1,167	450	159
Real estate owned expenses	681	232	99
Taxes other than income	841	764	555
Goodwill impairment and intangible asset amortization	19,657	240	252
Other operating expenses	6,918	5,314	4,875

Total noninterest expenses	60,479	36,735	31,492

Income before income tax expense (benefit)	(42,827)	23,051	17,423
Income tax expense (benefit)	(10,863)	6,470	4,050

Net income (loss)	$(31,964)	$16,581	$13,373

Per share information:
Basic earnings (loss) per share	$(3.98)	$2.18	$2.09
Diluted earnings (loss) per share	(3.98)	2.17	2.07
Dividends per share	0.69	0.89	0.88

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31, 2011, 2010, and 2009
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	$336	$82,555	$21,120	$1,369	$(2,033)	$103,347

Net income	0	0	13,373	0	0	13,373
Net unrealized losses on derivatives	0	0	0	(833)	0	(833)
Net unrealized losses on securities	0	0	0	(1,037)	0	(1,037)

Comprehensive income						11,503

Cash dividends ($0.88 per share)	0	0	(5,636)	0	0	(5,636)
Stock-based compensation plans:
Compensation expense	0	117	0	0	0	117
Issuance of stock (14,385 shares)	1	295	0	0	0	296
Purchase of treasury stock (5,883 shares)	0	0	0	0	(71)	(71)
Issuance of treasury stock (49,027 shares)	0	(72)	0	0	1,402	1,330

Balance, December 31, 2009	337	82,895	28,857	(501)	(702)	110,886

Net income	0	0	16,581	0	0	16,581
Net unrealized gains on derivatives	0	0	0	599	0	599
Net unrealized losses on securities	0	0	0	(186)	0	(186)

Comprehensive income						16,994

Cash dividends ($0.89 per share)	0	0	(6,758)	0	0	(6,758)
Stock-based compensation plans:
Compensation expense	0	388	0	0	0	388
Issuance of stock (7,900 shares)	0	150	0	0	0	150
Issuance of stock through DRIP (28,077 shares)	2	666	0	0	0	668
Purchase of treasury stock (10,184 shares)	0	0	0	0	(221)	(221)
Issuance of treasury stock (35,198 shares)	0	(99)	0	0	891	792
Issuance of common stock (1,481,481 shares)	77	37,508	0	0	0	37,585

Balance, December 31, 2010	416	121,508	38,680	(88)	(32)	160,484

Net income (loss)	0	0	(31,964)	0	0	(31,964)
Net unrealized losses on derivatives	0	0	0	(597)	0	(597)
Net unrealized gains on securities	0	0	0	4,774	0	4,774

Comprehensive income (loss)						(27,787)

Cash dividends ($0.69 per share)	0	0	(5,521)	0	0	(5,521)
Stock-based compensation plans:
Issuance of stock (44,252 shares)	1	671	0	0	0	672
Issuance of stock through DRIP (24,569 shares)	2	354	0	0	0	356
Purchase of treasury stock (2,232 shares)	0	0	0	0	(54)	(54)
Issuance of treasury stock (2,719 shares)	0	(19)	0	0	66	47

Balance, December 31, 2011	$419	$122,514	$1,195	$4,089	$(20)	$128,197

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(31,964)	$16,581	$13,373
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	5,414	4,151	1,128
Depreciation and amortization	2,778	2,924	2,627
Impairment of goodwill	19,447	0	0
Provision for loan losses	58,575	8,925	4,865
Stock based compensation	41	388	117
Net change in loans held for sale	140	(2,099)	194
Net (gain) loss on disposal of other real estate owned	1	74	(9)
Writedown of other real estate owned	517	123	0
Net (gain) loss on disposal of bank premises and equipment	2	(75)	24
Deferred income taxes	(15,136)	(2,471)	(916)
Investment securities gains	(6,224)	(3,636)	(1,661)
Security impairment losses	0	0	36
Gains on sale of rate swap	(791)	(778)	0
Earnings on cash surrender value of life insurance	(1,110)	(1,192)	(745)
(Increase) decrease in accrued interest receivable	1,167	(1,110)	(622)
Increase (decrease) in accrued interest payable	(146)	13	(125)
Other, net	2,144	2,990	(5,775)

Net cash provided by operating activities	34,855	24,808	12,511

Cash flows from investing activities
Net (increase) decrease in interest bearing deposits with banks and other short term investments	(86,386)	3,336	(6,580)
Sales of available for sale securities	158,564	210,687	76,444
Maturities, repayments and calls of available for sale securities	65,407	68,412	74,366
Purchases of available for sale securities	(94,410)	(515,381)	(227,393)
Net purchases of restricted investments in bank stocks	(2,960)	(742)	(343)
Net increase in loans	(34,461)	(90,538)	(62,862)
Investment in limited partnerships	(254)	(1,953)	(1,277)
Purchases of bank premises and equipment	(1,446)	(610)	(787)
Proceeds from disposal of other real estate owned	1,378	2,608	612
Proceeds from disposal of bank premises and equipment	0	373	0
Proceeds from sale of rate swap	911	868	0
Purchases of bank owned life insurance	(500)	(1,730)	(3,720)
Redemption of cash surrender value upon death	0	1,476	0

Net cash provided by (used in) investing activities	5,843	(323,194)	(151,540)

Cash flows from financing activities
Net increase in deposits	28,490	273,174	157,768
Net increase (decrease) in short term purchased funds	(52,837)	(10,064)	33,907
Proceeds from long-term debt	30,000	29,800	27
Payments on long-term debt	(41,380)	(29,480)	(53,456)
Dividends paid	(5,521)	(6,758)	(5,636)
Proceeds from issuance of common stock	987	38,403	296
Purchase of treasury stock	(54)	(221)	(71)
Net proceeds from issuance of treasury stock	47	792	1,330

Net cash provided by (used in) financing activities	(40,268)	295,646	134,165

Net increase (decrease) in cash and cash equivalents	430	(2,740)	(4,864)
Cash and cash equivalents at beginning of period	19,200	21,940	26,804

Cash and cash equivalents at end of period	$19,630	$19,200	$21,940

Consolidated Statements of Cash Flows (Continued)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,900	$12,675	$16,625
Income Taxes	3,700	9,400	4,375
Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	2,365	2,683	1,075
Land for operating purposes transferred to other real estate	619	0	0

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Orrstown Financial Services, Inc. (the “Company”) is a financial holding company whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the “Bank”). The Company operates through its office in Shippensburg, Pennsylvania. Orrstown Bank provides services through its network of offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Bank has twenty-one branches located in Shippensburg (2), Carlisle (5), Spring Run, Orrstown, Chambersburg (3), Mechanicsburg (2), Camp Hill, Greencastle, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland. The Company and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Basis of Presentation—The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Subsequent Events—GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after December 31, 2011, through the date these financial statements were filed with the Securities and Exchange Commission (“the Commission”).

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

The types of securities the Company invests in are included in Note 3, “Securities Available for Sale” and the type of lending the Company engages in are included in Note 4, “Loans Receivable and Allowance for Loan Losses.”

Cash and Cash Equivalents—For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold, all of which have original maturities of 90 days or less.

Restricted Investments in Bank Stocks—Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2011 and 2010, and consists of common stock of the Federal Reserve Bank of Philadelphia, Atlantic Central Bankers Bank and the Federal Home Loan Bank (“FHLB”) of Pittsburgh stocks. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. In October 2010, the FHLB of Pittsburgh partially lifted its repurchase of capital suspension.

Management evaluates the restricted investment in bank stocks for impairment in accordance with Accounting Standard Codification (ASC) Topic 942, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted, (2) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the correspondent bank.

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of December 31, 2011. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of December 31, 2011 is no assurance that impairment may not occur in the future.

Interest-Bearing Deposits in Banks—Interest bearing deposits in banks mature within one year and are carried at cost.

Securities—Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of December 31, 2011 and 2010 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10). This accounting guidance amended the recognition guidance for other-than-temporary impairments of debt securities and expanded the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The guidance replaced the “intent and ability” indication in prior guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company had no debt securities it deemed to be other than temporarily impaired for the years ended December 31, 2011, 2010 or 2009.

Prior to the adoption of the accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

For all classes of loans, the accrual of interest income on loans, including impaired loans, ceases when principal or interest is past due 90 days or more or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is reversed and charged against current interest income, unless fully collateralized. Subsequent payment received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, has performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contractual terms of the loan.

Loan terms which are modified are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

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

See Note 4, “Loans Receivable and Allowance for Loan Losses,” for additional details.

Loans Serviced—The Bank administers secondary market mortgage programs available through the Federal Home Loan Bank of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At December 31, 2011 and 2010 the balance of loans serviced for others was $299,998,000 and $240,696,000.

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

Goodwill and Other Intangible Assets—Goodwill represents the cost of acquired companies in excess of the fair value of their net assets at the date of acquisition. Goodwill is not amortized but is subject to impairment testing at least annually, which the Company performs as of October 31 of each year, or at an interim basis if events or circumstances indicate the potential for the impairment of goodwill.

Goodwill is tested using a two-step process. First, an estimate of the fair value of the Company, its only reporting unit, is determined, based upon observable market transactions of similar companies and future discounted cash flows. If the estimated fair value of the reporting unit exceeds its carrying amount, which includes goodwill, no impairment exists and the second step of the testing is not required. However, if the estimated fair value of the reporting unit is less than its carrying amount, an indicator of goodwill impairment exists and the second step is performed to determine if the goodwill, or a portion of the goodwill, is impaired. In the second step, the Company determines the implied value of goodwill by simulating purchase accounting in a business combination. This step results in deducting the estimated fair value of the net assets of the Company from the estimated fair value of the Company as determined in step 1, to determine the implied fair value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill of the Company, it is concluded that goodwill is not impaired. However, if the implied value of goodwill is less than the carrying value of goodwill, an impairment charge is recognized to the extent the carrying value of goodwill exceeds its implied value. The charge is recorded as noninterest expense in the statement of operations, with a corresponding reduction to the carrying value of goodwill in the balance sheet.

In performing its goodwill impairment evaluation, the Company makes significant judgments, particularly with respect to estimating the fair value of the Company, and in the second step, if required, estimating the fair value of the net assets. Third-party specialists assist with the valuation techniques, utilizing historical financial data, cash flows, and trends in market and industry conditions, including transaction multiples, required rates of returns, control premiums, transaction costs and capitalization.

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

Foreclosed Real Estate—Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying value or fair value less estimated costs to sell the underlying collateral. Capitalized costs include accrued interest and any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $2,165,000 and $1,112,000 as of December 31, 2011 and 2010 and is included in other assets.

Investments in Real Estate Partnerships—The Company currently has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2021. The Company accounts for its investments in affordable housing projects under the equity method of accounting, and recognizes tax credits when they become available. The recorded investment in these real estate partnerships totaled $4,490,000 and $4,665,000 as of December 31, 2011 and 2010 and are included in other assets in the balance sheet. Losses of $429,000, $481,000 and $315,000 were recorded for the years ended December 31, 2011, 2010 and 2009. During 2011, 2010 and 2009, the Company recognized federal tax credits from the projects totaling $490,000, $394,000 and $301,000.

Advertising—The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $374,000, $456,000 and $541,000, for the years ended December 31, 2011, 2010 and 2009.

Stock Compensation Plans—The Company has stock option plans; that cover employees and non-employee directors. Stock compensation accounting guidance (FASB ASC 718, Compensation—Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock award, including a Black-Scholes model for stock options. Compensation cost for all stock awards are calculated and recognized over the employees’ service period, generally defined as the vesting period.

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

Reclassifications—Certain amounts in the 2009 and 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Recent Accounting Pronouncements—In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance was effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for the purpose of recording an impairment charge and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-2, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. As allowed by the guidance, the Company adopted the provisions of ASU 2011-2 in the quarter ending June 30, 2011. See further discussion in Note 3—Loans Receivable and Allowance for Loan Losses.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. ASU 2011-08 allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain provisions of ASU 2011-05, Presentation of Comprehensive Income. One of ASU 2011-05’s provisions requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). Accordingly, this requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively for all periods presented in the financial statements. The Company has not yet decided which statement format it will adopt.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU requires new disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make GAAP financial statements more comparable to those prepared under International Financial Reporting Standards. The new disclosures entail presenting information about both gross and net exposures. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein; retrospective application is required. The Company has not yet completed its evaluation of this ASU; however, since the provisions of ASU 2011-11 are disclosure-related, the Company’s adoption of this ASU is not expected to have an impact to its financial condition or results of operations.

NOTE 2.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company maintains deposit balances at two correspondent banks which provide check collection and item processing services for the Company. The average balances that are to be maintained either on hand or with the correspondent banks amounted to $1,170,000 and $814,000 at December 31, 2011 and 2010.

The balances with these correspondent banks, at times, exceed federally insured limits; however management considers this to be a normal business risk.

NOTE 3.	SECURITIES AVAILABLE FOR SALE

At December 31, 2011 and 2010 the investment securities portfolio was comprised of securities classified as available for sale, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at December 31 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$41,563	$2,081	$22	$43,622
States and political subdivisions	75,232	2,852	33	78,051
GSE residential mortgage-backed securities	186,018	1,783	217	187,584

Total debt securities	302,813	6,716	272	309,257
Equity securities	1,260	41	193	1,108

Totals	$304,073	$6,757	$465	$310,365

December 31, 2010
GSEs	$120,318	$1,491	$1,523	$120,286
States and political subdivisions	98,133	566	1,551	97,148
GSE residential mortgage-backed securities	212,260	960	1,044	212,176

Total debt securities	430,711	3,017	4,118	429,610
Equity securities	2,114	93	45	2,162

Totals	$432,825	$3,110	$4,163	$431,772

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$8,685	$22	$0	$0	$8,685	$22
States and political subdivisions	0	0	1,467	33	1,467	33
GSE residential mortgage-backed securities	45,019	217	0	0	45,019	217

Total debt securities	53,704	239	1,467	33	55,171	272
Equity securities	751	193	0	0	751	193

Total temporarily impaired securities	$54,455	$432	$1,467	$33	$55,922	$465

December 31, 2010
U.S. Government Sponsored Enterprises (GSE)	$44,737	$1,523	$0	$0	$44,737	$1,523
States and political subdivisions	61,718	1,303	1,026	248	62,744	1,551
GSE residential mortgage-backed securities	124,685	1,044	0	0	124,685	1,044

Total debt securities	231,140	3,870	1,026	248	232,166	4,118
Equity securities	312	12	312	33	624	45

Total temporarily impaired securities	$231,452	$3,882	$1,338	$281	$232,790	$4,163

The Company has 35 securities and 126 securities at December 31, 2011 and 2010 in which the amortized cost exceeds their values, as discussed below.

U.S. Government Sponsored Enterprises (GSE). Fifteen GSE securities have amortized costs which exceed their fair values, all of which are in the less than 12 months category at December 31, 2011. At December 31, 2010, the Company had 50 GSE securities with unrealized losses, all of which were in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011 or 2010.

State and Political Subdivisions. Two state and political subdivision securities have amortized costs which exceeds their fair value, both of which have been for greater than 12 months at December 31, 2011. At December 31, 2010, 63 state and political subdivisions had unrealized losses, 3 of which were greater than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. All state and political subdivision securities in which the amortized cost exceeds fair value have investment grade ratings. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. One security which has had an unrealized loss for over 24 months at December 31, 2011 is a California issue that is carrying a low market value due to it being a zero coupon bond, which is hindered by the state’s economic issues, and not the underlying credit worthiness of the issuer. This security carries an investment grade rating. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Equity Securities. Eighteen equity securities have costs which exceeds their fair value, all of which were less than 12 months at December 31, 2011. These securities are among various industries, including financial, industrial, consumer, energy, health care and a large cap fund, In considering whether the equity securities are other-than-temporarily impaired, management reviews the severity and duration of the decline in fair value, research reports, analysts’ recommendations, credit rating changes, news stories and other relevant information. Management believes the equity securities are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time. At December 31, 2010, 13 equity securities had unrealized losses, of which seven had unrealized losses for greater than 12 months. Two of these 18 securities were financial institution securities; management’s approach to these bank holdings was to consider those trading below their book value as temporarily impaired due to extreme market conditions within the financial sector. We also considered the ability to continue paying dividends as a factor in the long-term worth of these securities. Sixteen of the 18 equity securities were non-financials or industrial securities; and Management continued to view these companies as valuable long-term holdings in the diversified portfolio. Factors considered were earnings, the ability to pay a dividend, and the outlook for recovery in the industrial sector long-term. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Company recorded $0, $0, and $36,000 of other than temporary impairment expense on equity securities for the years ended December 31, 2011, 2010 and 2009.

The amortized cost and fair values of securities available for sale at December 31, 2011 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTMENT PORTFOLIO

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,570	$5,667
Due after one year through five years	21,454	21,601
Due after five years through ten years	37,882	40,334
Due after ten years	51,889	54,071
GSE residential mortgage-backed securities	186,018	187,584

Total debt securities	302,813	309,257
Equity securities	1,260	1,108

	$304,073	$310,365

Proceeds from sales of securities available for sale for the years ended December 31, 2011, 2010 and 2009 were $158,564,000, $210,687,000 and $76,444,000. Gross gains on the sales of securities were $6,401,000, $3,811,000, and $2,558,000 for the years ended December 31, 2011, 2010 and 2009. Gross losses on securities available for sale were $177,000, $175,000 and $897,000 for the years ended December 31, 2011, 2010 and 2009.

Securities with a fair value of $283,501,000 and $271,689,000 at December 31, 2011 and 2010 were pledged to secure public funds and for other purposes as required or permitted by law.

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

The Company has various types of commercial real estate which have differing levels of credit risk associated with them. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrower’s business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy.

Non-owner occupied and multi-family commercial real estate loans present a different credit risk to the Company than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes greater risk is inherent in these credit relationships as compared to owner occupied loans mentioned above in its loan pricing.

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

Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a majority of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the credit worthiness of the borrower and to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are common. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.

The Company originates loans to its retail customers, including fixed-rate and adjustable first lien mortgage loans with the underlying 1-4 family owner-occupied residential property securing the credit. The Company’s risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards which limits the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31, 2011 and 2010 was as follows:

	December 31, 2011	December 31, 2010
(Dollars in thousands)
Commercial real estate:
Owner-occupied	$199,646	$172,000
Non-owner occupied	141,037	143,372
Multi-family	27,327	24,649
Acquisition and development:
1-4 family residential construction	7,098	29,297
Commercial and land development	77,564	88,105
Commercial and industrial	277,900	263,943
Residential mortgage:
First lien	104,327	119,450
Home equity - term	37,513	40,818
Home equity - Lines of credit	80,951	71,547
Installment and other loans	12,077	11,112

	$965,440	$964,293

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

The Bank has a loan review policy and program which is designed to reduce and control risk in the lending function. The Credit Administration Committee, comprised of members of the Board, is charged with the overall credit quality and risk exposure of the Company’s loan portfolio. This includes the monitoring of the lending activities of all bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an internal (through an outsourced third party beginning in 2011), independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000. Loan review documentation is submitted to the Credit Administration Committee quarterly with a formal review and rating as presented by independent loan review personnel. In addition, all relationships rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, with reaffirmation of the rating as recommended by the Bank’s Problem Loan Committee or Loan Review staff. In addition to the policy and procedure guidelines noted above, the Company expanded its review coverage during the last three quarters of 2011 in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31, 2011 and 2010:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2011:
Commercial real estate:
Owner-occupied	$161,695	$19,820	$8,321	$8,828	$982	$199,646
Non-owner occupied	93,379	19,689	7,785	16,661	3,523	141,037
Multi-family	14,896	7,581	1,387	1,328	2,135	27,327
Acquisition and development:
1-4 family residential construction	3,361	724	831	2,182	0	7,098
Commercial and land development	28,513	16,274	13,713	19,064	0	77,564
Commercial and industrial	190,675	19,859	14,232	50,047	3,087	277,900
Residential mortgage:
First lien	102,398	0	596	1,333	0	104,327
Home equity—term	36,290	0	638	585	0	37,513
Home equity—Lines of credit	80,881	0	70	0	0	80,951
Installment and other loans	12,075	0	2	0	0	12,077

	$724,163	$83,947	$47,575	$100,028	$9,727	$965,440

December 31, 2010
Commercial real estate:
Owner-occupied	$162,968	$2,035	$6,311	$0	$686	$172,000
Non-owner occupied	120,633	4,274	15,495	2,970	0	143,372
Multi-family	20,030	676	3,853	0	90	24,649
Acquisition and development:
1-4 family residential construction	24,199	2,297	2,801	0	0	29,297
Commercial and land development	79,391	2,487	6,134	93	0	88,105
Commercial and industrial	221,111	17,062	14,992	9,770	1,008	263,943
Residential mortgage:
First lien	117,607	0	1,373	470	0	119,450
Home equity—term	39,279	0	828	711	0	40,818
Home equity—Lines of credit	71,364	0	183	0	0	71,547
Installment and other loans	11,062	0	50	0	0	11,112

	$867,644	$28,831	$52,020	$14,014	$1,784	$964,293

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

Loan charge-offs, which may include, from time-to-time, a partial charge-off, are taken on an impaired loan that is collateral dependent if the loan’s carrying balance exceeds its collateral’s appraised value, the loan has been identified as uncollectible, and it is deemed to be a confirmed loss. Typically, impaired loans with a charge-off or partial charge-off will continue to be considered impaired, unless the note is split into two, and management expects the performing note to continue to perform and is adequately secured. The second, or non-performing note, would be charged-off. As of the periods presented, the Company has no loans to borrowers that resulted from splitting impaired loans into multiple notes. Generally, an impaired loan with a partial charge-off will continue to have an impairment reserve on it after the partial charge-off, if factors warrant.

As of December 31, 2011 and December 31, 2010, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

At the time a real estate-secured loan is deemed impaired, management determines whether an updated certified appraisal of the real estate is necessary to assist in determining the extent of an impairment reserve, if any. The decision for requiring an updated appraisal takes into consideration the age of the most recent appraisal, the loan-to-value ratio based on the original certified appraisal, the Company’s recent experience and knowledge of market conditions, recent list prices or broker opinions, the condition of the property, and environmental factors. If market conditions have changed significantly from the date of the most recent appraisal, an updated appraisal will be obtained. As of October 1, 2011, the Company amended its policy, which now requires annual updated appraisals for criticized loans in excess of $250,000. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

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

In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

•

Original appraisal—if the original appraisal provides a strong loan-to-value (generally 70% or lower) and, after consideration of market conditions and knowledge of the property and area, it is determined by the Credit Administration staff that there has not been a significant deterioration in the collateral value, the original certified appraised value may be used. Discounts as deemed appropriate for selling costs are factored into the appraised value in arriving at fair value.

•

Discounted cash flows—In limited cases, discounted cash flows may be used on projects in which the collateral is liquidated to reduce the borrowings outstanding, and is used to validate collateral values derived from other approaches.

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

The Company distinguishes Substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. “Substandard” classification does not automatically meet the definition of “impaired”. A substandard credit is one that is inadequately protected by current sound worth, paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard. As a result, the Company revised its methodology in its evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “substandard” to be collectively evaluated for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “substandard”, they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Generally, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of December 31, 2011 and 2010:

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31,2011
Commercial real estate:
Owner-occupied	$5,016	$5,200	$1,762	$4,794	$4,838
Non-owner occupied	16,682	20,472	6,876	3,502	4,071
Multi-family	3,129	5,117	1,213	334	334
Acquisition and development:
1-4 family residential construction	2,182	3,715	926	0	0
Commercial and land development	10,657	13,899	4,369	8,407	9,712
Commercial and industrial	46,685	47,256	14,591	6,449	6,551
Residential mortgage:
First lien	1,122	1,122	9	211	211
Home equity - term	41	41	42	544	709

	$85,514	$96,822	$29,788	$24,241	$26,426

December 31, 2010
Commercial real estate:
Owner-occupied	$686	$687	$181	$0	$0
Non-owner occupied	2,064	2,065	980	0	0
Multi-family	90	90	90	0	0
Commercial and industrial	9,600	10,191	3,232	1,118	1,118
Residential mortgage:
First lien	470	470	12	0	0
Home equity - term	711	711	8	0	0

	$13,621	$14,214	$4,503	$1,118	$1,118

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the year ended December 31, 2011:

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$4,530	$369
Non-owner occupied	6,820	702
Multi-family	2,080	125
Acquisition and development:
1-4 family residential construction	489	102
Commercial and land development	7,456	617
Commercial and industrial	28,175	1,634
Residential mortgage:
First lien	639	19
Home equity—term	685	69

Total	$50,874	$3,637

The following summarizes the average recorded investment in impaired loans and related interest income recognized for the periods indicated for the years ending December 31:

(Dollars in thousands)	2010	2009
Average investment in impaired loans	$26,066	$10,748
Interest income recognized on a cash basis on impaired loans	82	188

In the second quarter of 2011, the Company early adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU No. 2011-02). As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed terms and conditions to customers on restructured loans that had been completed in the past several months. In many instances, the Company was able to increase the interest rate on the loans and obtain additional collateral support for the borrowings, in exchange for extension of the loans’ terms. However, the new interest rate charged was considered to be at a below-market rate given the risk of the transaction, which was determined to be a concession to its borrowers that were experiencing financial difficulties. Prior to their classification as troubled debt restructurings, these loans had been collectively evaluated for impairment consistent with the guidance in Subtopic 450-20. Upon identifying these receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. As a result of the adoption, 2011 earnings have been negatively impacted by $2.7 million, representing the impairment valuation reserve at December 31, 2011 calculated under Section 310-10-35. Previous to the adoption of ASU No. 2011-02, a reserve was established on these loans under a general allowance methodology.

The following presents impaired loans that are troubled debt restructurings, with the recorded investment being both the pre-modification and post-modification balances, as well as the number of loans modified during the twelve month periods, as of December 31, 2011 and 2010.

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Year Ended December 31,
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$924	1	$924
Non-owner occupied	2	2,039	2	2,039
Multi-family	0	0	0	0
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	2	1,061	2	1,061
Commercial and industrial	10	23,434	10	23,434
Residential mortgage:
First lien	1	459	0	0
Home equity—term	0	0	0	0

	16	27,917	15	27,458

Nonaccruing:
Commercial real estate:
Owner-occupied	1	54	1	$54
Non-owner occupied	1	221	1	221
Multi-family	0	0	0	0
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	3	3,179	3	3,179
Commercial and industrial	10	5,648	10	5,648
Residential mortgage:
First lien	0	0	0	0
Home equity—term	1	544	0	0

	16	9,646	15	9,102

	32	$37,563	30	$36,560

December 31, 2010
Accruing:
Residential mortgage:
First lien	1	$470	1	$470
Home equity—term	1	711	1	711

	2	$1,181	2	$1,181

The loans presented above were considered troubled debt restructurings as the result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest only status, or for residential mortgage loans, a temporary reduction in interest rates for periods not exceeding 12 months in order to assist the borrowers to improve cash flows during such periods.

The troubled debt restructurings in nonaccrual status at December 31, 2011 have either defaulted in the past 12 months, or it is anticipated the Bank will not collect all principal in the loan. Six of these nonaccrual troubled debt restructurings, with a balance of $6,107,000, are currently not past due and paying in accordance with their modified repayment schedule. These nonaccruing troubled debt restructurings are deemed to be collateral dependent in the determination of the impairment reserve required on them.

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2011 and 2010:

	Current	Days Past Due			Total Past Due	Non- Accrual	Total Loans
		30-59	60-89	90+ (still accruing)

December 31, 2011
Commercial real estate:
Owner-occupied	$188,679	$2,135	$0	$0	$2,135	$8,832	$199,646
Non-owner occupied	122,816	75	0	0	75	18,146	141,037
Multi-family	23,864	0	0	0	0	3,463	27,327
Acquisition and development:
1-4 family residential construction	4,916	0	0	0	0	2,182	7,098
Commercial and land development	59,121	440	0	0	440	18,003	77,564
Commercial and industrial	246,696	1,341	15	0	1,356	29,848	277,900
Residential mortgage:
First lien	100,215	1,637	547	0	2,184	1,928	104,327
Home equity—term	35,998	283	9	0	292	1,223	37,513
Home equity—Lines of credit	80,783	98	0	0	98	70	80,951
Installment and other loans	11,932	141	2	0	143	2	12,077

	$875,020	$6,150	$573	$0	$6,723	$83,697	$965,440

December 31, 2010:
Commercial real estate:
Owner-occupied	$169,030	$986	$832	$466	$2,284	$686	$172,000
Non-owner occupied	141,095	213	0	0	213	2,064	143,372
Multi-family	24,559	0	0	0	0	90	24,649
Acquisition and development:
1-4 family residential construction	29,297	0	0	0	0	0	29,297
Commercial and land development	87,995	1	16	0	17	93	88,105
Commercial and industrial	252,144	287	466	420	1,173	10,625	263,943
Residential mortgage:
First lien	116,182	1,359	535	1,095	2,989	279	119,450
Home equity—term	40,503	161	62	75	298	17	40,818
Home equity—Lines of credit	71,215	60	89	142	291	41	71,547
Installment and other loans	10,793	251	17	50	318	1	11,112

	$942,813	$3,318	$2,017	$2,248	$7,583	$13,896	$964,293

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

For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. As of December 31, 2010, the historical loss factor was based on average charge-offs for the last 8 quarters (e.g. January 1, 2009 – December 31, 2010), whereas prior to December 31, 2010, the historical loss factor was based on an equally weighted rolling 12 quarters. As of December 31, 2010, for loans rated special mention and substandard not deemed impaired, a weighted average rolling 8 quarters average charge-off percentage on the related graded loan type, with a two-thirds weight to the most recent four quarters, and a one-third weight for the furthest four quarters was utilized. For non-rated loans evaluated collectively for impairment, the charge-off factor for the last 8 quarters is factored into the reserve allocation. Additional reserve allocations of approximately $730,000 resulted due to the change to the most recent 8 quarter history. Effective December 31, 2011, the historical loss factor was based on average charge-offs for the last 8 quarters and applied to the entire pool of loans, excluding those loans evaluated for impairment under ASC 310-10-35. In addition, an additional adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the Allowance for Loan and Lease Loss methodology. The refinement to the methodology was made as management determined that the most recent eight quarters loss history as adjusted based on other portfolio analysis and applied to an entire pool of loans is a better reflection of the losses inherent on non-impaired loans within the portfolio at December 31, 2011. In making this determination, management considered current economic and real estate conditions, trends in historical charge-off percentages at the Company as well as peers, and feedback from regulators.

In addition to the quantitative analysis, additional reserves are allocated on loans collectively evaluated for impairment based on additional qualitative factors. The qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which range from 0—8 basis points per factor, include:

Nature and Volume of Loans—Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions etc.

Concentrations of Credit and Changes within Credit Concentrations—Factors considered including the Bank’s overall portfolio makeup and managements evaluation relating to concentration risk management and the inherent risk associated with the concentrations identified.

Experience, ability and depth of Management/Lending staff—Factors considered include the years experience of Senior and Middle Management and the lending and loan review staff and turnover of the staff.

Other External Factors (Economic, Legal, Competition, Regulatory etc.)—Ratios and factors considered include trends in the consumer price index (CPI); unemployment rates; housing price index; housing statistics compared to the prior year; bankruptcy rates; regulatory and legal environment risks and competition.

Activity in the allowance for loan losses for the years ended December 31, 2011 and 2010 is as follows:

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
(Dollars in thousands)
December 31, 2011
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	15,294	18,556	23,565	(253)	12	1,401	58,575
Charge-offs	(6,770)	(10,615)	(12,805)	(680)	(62)	0	(30,932)
Recoveries	16	0	14	3	19	0	52

Balance, end of period	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715

December 31, 2010
Balance, beginning of period	$2,607	$2,703	$2,518	$1,881	$96	$1,262	$11,067
Provision for loan losses	3,441	282	6,000	258	41	(1,097)	8,925
Charge-offs	(726)	(1,218)	(1,786)	(283)	(54)	0	(4,067)
Recoveries	2	0	63	7	23	0	95

Balance, end of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

The roll forward of the allowance for loan losses for the year ended December 31, 2009 is as follows:

Balance, beginning of period	$7,140
Provision for loan losses	4,865
Charge-offs	(958)
Recoveries	20

Balance, end of period	$11,067

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at December 31, 2011 and 2010:

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
(Dollars in thousands)
December 31, 2011
Loans allocated by:
Individually evaluated for impairment	$33,457	$21,246	$53,134	$1,918	$0	$0	$109,755
Collectively evaluated for impairment	334,553	63,416	224,766	220,873	12,077	0	855,685

	$368,010	$84,662	$277,900	$222,791	$12,077	$0	$965,440

Allowance for loan losses allocated by:
Individually evaluated for impairment	$9,851	$5,295	$14,591	$51	$0	$0	$29,788
Collectively evaluated for impairment	4,013	4,413	2,978	882	75	1,566	13,927

	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715

December 31, 2010
Loans allocated by:
Individually evaluated for impairment	$2,840	$0	$10,718	$1,181	$0	$0	$14,739
Collectively evaluated for impairment	337,181	117,402	253,225	230,634	11,112	0	949,554

	$340,021	$117,402	$263,943	$231,815	$11,112	$0	$964,293

Allowance for loan losses allocated by:
Individually evaluated for impairment	$1,251	$0	$3,232	$20	$0	$0	$4,503
Collectively evaluated for impairment	4,073	1,767	3,563	1,843	106	165	11,517

	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020

Subsequent to December 31, 2011, the Company identified additional loan impairments, which necessitated an increase in the allowance for loan losses and corresponding increase in the provision for loan losses of $13,700,000 that are included in the amounts presented in the 2011 consolidated balance sheet and statement of operations. Additional information on seven lending relationships was learned, which resulted in an evaluation as to whether increases to impairment reserve should be recognized as of December 31, 2011. It was concluded that additional reserves should be recognized as the information provided additional evidence about conditions that existed at the balance sheet date, including key assumptions used in the estimation process of preparing financial statements. The additional information included the receipt of updated appraisals on several loans, which resulted in management’s determination that the related loan was either impaired, or the impairment reserve previously allocated to the loans was not sufficient. Additionally, on two lending relationships, the estimate of impairment on these relationships was adjusted to reflect the relationships’ observable market price based on third party bids on the notes. The loan impairments were previously determined on a discounted cash flow or collateral dependent approach. In the first quarter of 2012, full or partial charge-offs of loans considered impaired at December 31, 2011 will total approximately $19,200,000 and notes related to $28,324,000 of impaired loans will be sold to a third party which will net the Company $17,800,000.

NOTE 5.	LOANS TO RELATED PARTIES

The Company has granted loans to the officers and directors of the Company and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability or other unfavorable features. The aggregate dollar amount of these loans was $1,153,000 at December 31, 2011, and $1,594,000 at December 31, 2010. During 2011, $809,000 of new loans were granted and repayments totaled $1,250,000.

NOTE 6.	PREMISES AND EQUIPMENT

A summary of Bank premises and equipment at December 31 is as follows:

(Dollars in thousands)	2011	2010
Land	$5,182	$5,182
Buildings and improvements	22,970	22,728
Leasehold improvements	370	343
Furniture and equipment	19,008	18,318
Construction in progress	553	97

Total	48,083	46,668
Less accumulated depreciation and amortization	20,900	18,894

Bank premises and equipment, net	$27,183	$27,774

Depreciation expense amounted to $2,035,000, $2,140,000 and $2,212,000 for the years ended December 31, 2011, 2010 and 2009.

The Company leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under agreements which expire at various times through 2024. Total rent expense charged to operations in connection with these leases was $270,000, $281,000 and $298,000 for the years ended December 31, 2011, 2010 and 2009.

The total minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2011 are as follows:

Due in the Years Ending December 31
(Dollars in thousands)
2012	$248
2013	219
2014	121
2015	117
2016	110
Thereafter	329

$1,144

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS

The following table shows the amount of goodwill and intangible assets at December 31:

(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Amount
December 31, 2011
Goodwill	$0	$0	$0

Identifiable intangible assets:
Deposit premiums	$2,348	$1,615	$733
Customer list	581	273	308

Total identifiable intangible assets	$2,929	$1,888	$1,041

December 31, 2010
Goodwill	$19,447	$0	$19,447

Identifiable intangible assets:
Deposit premiums	$2,348	$1,444	$904
Customer list	581	234	347

Total identifiable intangible assets	$2,929	$1,744	$1,251

Goodwill represents the cost of acquired companies in excess of the fair value of their net assets at the date of acquisition. As a result of taking a goodwill impairment charge of $19,447,000 for the year ended December 31, 2011, the carrying value of goodwill was reduced to zero at December 31, 2011. No impairment charges were taken in the years ended December 31, 2010 and 2009.

As noted in Note 1, the Company completes a two-step goodwill impairment test each October 31. During the first step completed as of October 31, 2011, it was determined that the carrying value of the Company exceeded its estimated fair value, which results in an indicator of impairment of goodwill, and the second step of the process was required. In the second step, the fair value of the net assets of the Company was determined to arrive at the Company’s implied value of goodwill. As a result of the recorded goodwill exceeding its implied value by the full amount of the goodwill, it was determined that the recorded goodwill was impaired and the entire $19,447,000 was written off. The goodwill impairment resulted from several factors, the most prominent being decreases in trading multiples of the Company’s common stock, overall valuations of comparable organizations, a deterioration in asset quality and the commercial real estate portfolio, and the negative impact of deteriorating asset quality on expected cash flows. The majority of the impaired goodwill is not deductible for tax purposes, although a portion of the charge resulted in a tax benefit of $451,000.

Amortization expense was $210,000, $240,000 and $251,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The estimated aggregate amortization expense for the next five years is as follows:

2012	$210
2013	210
2014	208
2015	205
2016	94
Thereafter	114

$1,041

NOTE 8.	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2008.

Included in the balance sheet at December 31, 2011 and 2010, are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of federal income tax expense for the years ended December 31 are summarized as follows:

(Dollars in thousands)	2011	2010	2009
Current year provision:
Federal	$4,063	$8,779	$4,884
State	210	162	82
Deferred tax benefit	(15,136)	(2,471)	(916)

Net federal income tax expense (benefit)	$(10,863)	$6,470	$4,050

A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	(0.1)%	0.2%	0.3%
Impairment of goodwill	(14.8)%	0.0%	0.0%
Tax exempt interest income	4.3%	(5.5)%	(4.81)%
Earnings from life insurance	0.9%	(1.8)%	(1.51)%
Disallowed interest	(0.2)%	0.3%	0.3%
Low-income housing credits	0.4%	(0.6)%	(2.4)%
Historic tax credits	0.0%	0.0%	(3.6)%
Other	(0.1)%	0.5%	(0.1)%

Effective income tax rate	25.4%	28.1%	23.2%

The provision for income taxes includes $2,178,000, $1,273,000 and $581,000 of applicable income tax expense related to net security gains for the years ended December 31, 2011, 2010 and 2009.

The components of the net deferred tax asset, included in other assets, are as follows:

(Dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$19,517	$5,607
Net unrealized losses on securities available for sale	0	369
Deferred compensation	443	421
Retirement plans and salary continuation	1,336	1,196
Stock compensation	176	162
Off balance sheet commitment reserve	387	0
Nonaccrual loan interest	508	210
Goodwill	244	0
Other	162	113

Total deferred tax assets	22,773	8,078

Deferred tax liabilities:
Depreciation	1,408	1,492
Net unrealized gains on securities available for sale	2,202	0
Goodwill	0	174
Purchase accounting adjustments	659	762
Unrealized gains on derivatives	0	321
Other	322	33

Total deferred tax liabilities	4,591	2,782

Net deferred tax asset	$18,182	$5,296

NOTE 9.	RETIREMENT PLANS

The Company maintains a 401(k) profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Employer contributions to the plan are based on performance and are at the discretion of the Bank’s Board of Directors. The plan contains limited match or safe harbor provisions. Substantially all of the Company’s employees are covered by the plan and the contributions charged to operations were $319,000, $2,018,000, and $1,807,000 for the years ended December 31, 2011, 2010, and 2009. The decrease in expense in 2011 is the result of no accrual for discretionary profit sharing as a result of the Company’s 2011 performance.

The Company has a deferred compensation arrangement with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $122,000 and $111,000 at December 31, 2011 and 2010. Total annual expense for this deferred compensation plan was $11,000, $11,000 and $16,000 for the years ended December 31, 2011, 2010 and 2009.

The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Company’s Orrstown Financial Advisors division or recognized as a liability. The trust account balance was $1,143,000 and $1,093,000 at December 31, 2011 and 2010, respectively, and is included in other assets on the balance sheets, offset by other liabilities in the same amount. Total amounts contributed to these plans were $61,000, $72,000 and $72,000, for the years ended December 31, 2011, 2010, and 2009.

In addition, the Company has three supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $3,817,000 and $3,416,000 at December 31, 2011 and 2010, which is included in other liabilities. Total annual expense for these plans amounted to $563,000, $562,000 and $372,000, for the years ended December 31, 2011, 2010, and 2009.

The Company has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post retirement insurance during the insured employee’s term of service. The estimated present value of future benefits to be paid totaled $481,000 and $387,000 at December 31, 2011 and 2010 which is included in other liabilities. Total annual expense for this plan amounted to $94,000, $34,000 and $48,000 for the years ended December 31, 2011, 2010 and 2009.

NOTE 10.	SHARE BASED COMPENSATION PLANS

The Company maintains share-based compensation plans, the purpose of which is to provide officers, employees, and non-employee members of the board of directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of December 31, 2011, 379,288 shares were available to be issued under the share-based compensation plans.

Incentive awards under the Plan may consistent of grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees of the Company and its present or future subsidiaries, and members of the board of directors of the Company or any subsidiary of the Company, are eligible to participate in the Plan. The Plan allows for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting of awards and restrictions on shares. Generally, awards are nonqualified under the IRS code, unless the awards are deemed to be incentive awards to employees, at the Compensation Committee’s discretion.

In 2011, 2,632 shares of restricted stock were awarded to members of the board of directors with a vesting period of 11 months to coincide with the Company’s 2012 annual meeting. The fair value of the restricted stock awarded was equivalent to the fair value of the shares on the date of grant, or $24.26 per share. For the year ended December 31, 2011, $41,000 was recognized as expense on the restricted stock award, and as of December 31, 2011, there was $23,000 in total unrecognized compensation expense related to the award.

A roll forward of the Company’s outstanding stock options for the year ended December 31, 2011 is presented below:

	2011
	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of year	377,731	$28.94
Granted	0	0.00
Exercised	(28,298)	16.65
Forfeited	(1,948)	31.36
Expired	(1,080)	16.39

Outstanding and exercisable, end of year	346,405	$29.97

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at December 31, 2011 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$16.95 - $16.99	5,348	0.25	$16.95
$17.00 - $19.99	26,728	0.49	19.00
$20.00 - $24.99	106,441	5.67	22.51
$25.00 - $29.99	2,792	8.26	25.76
$30.00 - $34.99	67,110	5.85	31.21
$35.00 - $39.99	93,101	3.90	36.73
$40.00 - $40.14	44,885	3.48	40.14

$16.95 - $40.14	346,405	4.48	29.97

The options outstanding and exercisable had no intrinsic value at December 31, 2011 as each exercise price exceeded the market value. The total intrinsic value of options exercised, at the date of exercise, was $257,000, $197,000 and $335,000 during the years ended December 31, 2011, 2010 and 2009.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Grant-Date Fair Value	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life (Yrs)
Nonemployee director stock options
2010	9.50	3.42%	47.44%	3.32%	7
2009	2.82	3.63	18.28	2.28	7
Employee stock options
2010	5.81	4.16	45.46	1.66	5
2009	9.31	2.38	30.66	2.65	5

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. For the years ended December 31, 2010 and 2009, share-based compensation expense related to option grants was $388,000 and $117,000.

The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries and opportunity to purchase stock of the Company. Under the plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 85% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 182,325 shares of its common stock to be issued under the employee stock purchase plan. As of December 31, 2011, 82,347 shares were available to be issued under the plan. Employees purchased 16,781, 12,681 and 22,882 shares at a weighted average price of $13.18, $20.19 and $20.36 per share in 2011, 2010 and 2009.

The Company uses a combination of issuing new shares or treasury shares to meet stock compensation exercises depending on market conditions.

NOTE 11.	DEPOSITS

The composition of deposits at December 31 is as follows:

(Dollars in thousands)	2011	2010
Non-interest bearing	$111,930	$104,646
Now and money market	552,484	427,087
Savings	72,219	66,663
Time – less than $100,000	247,672	305,912
Time – greater than $100,000	232,597	284,069

Total	$1,216,902	$1,188,377

The scheduled maturities of time deposits for the years ending December 31 are as follows:

Due in the Years Ending December 31,
(Dollars in thousands)
2012	$339,961
2013	57,247
2014	39,735
2015	23,538
2016	11,740
Thereafter	8,048

$480,269

Brokered time deposits totaled $85,976,000 and $131,446,000 at December 31, 2011 and 2010. Management continues to evaluate brokered deposits as a funding option, and considers regulatory views on non-core funding sources and investment options.

The Company accepts deposits of the officers and directors of the Company and the Bank on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $1,167,000 and $952,000 at December 31, 2011 and 2010, respectively.

NOTE 12.	SHORT-TERM BORROWINGS

The Company has several short-term borrowings available to it, including short-term borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), federal funds purchased, the Federal Reserve discount window, and the Federal Reserve’s Term Auction Facility (TAF) which it participated in during 2009 and the beginning of 2010. The TAF funds were secured primarily by pledged commercial loans and some U.S. Agency securities. As of December 31, 2009 loans with a fair value of $39,622,000 and securities with a fair value of $11,014,000 were pledged to secure these funds.

Information concerning the use of these short-term borrowings as of and for the years ended December 31, is summarized as follows:

(Dollars in thousands)	2011	2010	2009
Balance at year end	$20,000	$0	$33,300
Average balance during the year	2,534	17,048	23,418
Average interest rate during the year	0.24%	0.43%	0.36%
Maximum month-end balance during the year	20,000	65,300	43,470

In addition, the Company has repurchase agreements with certain of its deposit customers. The Company is required to hold U.S. Treasury and Agency issues to be held as underlying securities for repurchase agreements. Information concerning securities sold under agreements to repurchase for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2011	2010	2009
Balance at year end	$15,013	$87,850	$64,614
Average balance during the year	60,737	74,824	59,904
Average interest rate during the year	0.52%	0.59%	0.57%
Maximum month-end balance during the year	98,906	124,869	74,293
Securities underlying the agreements at year-end:
Carrying value	76,006	150,966	74,816
Estimated fair value	77,485	151,767	74,877

Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date.

NOTE 13.	LONG-TERM DEBT

At December 31, the Company’s long-term debt consisted of the following:

	Amount		Weighted Average rate
(Dollars in thousands)	2011	2010	2011	2010
FHLB fixed rate advances maturing:
2011	$0	$19,800	0.00%	0.48%
2012	10,000	10,000	0.89%	0.89%
2013	20,000	0	0.73%	0.00%
2014	10,000	0	0.87%	0.00%
2020	350	350	7.40%	7.40%

	40,350	30,150	0.86%	0.70%

FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2014	3,122	4,125	4.86%	4.86%
2025	5,326	5,588	4.74%	4.74%

	8,448	9,713	4.78%	4.79%

FHLB variable rate advances maturing:
2011	0	20,000	0.00%	1.48%
2012	5,000	5,000	4.70%	4.70%

	5,000	25,000	4.70%	2.12%

Total FHLB Advances:	53,798	64,863	1.83%	1.86%
Other	0	315	0.00%	8.00%

	$53,798	$65,178

The FHLB variable rate advances that matured in 2011 floated with the prime lending rate (3.25% at December 31, 2011), with a blended rate of prime minus 1.77% The FHLB variable rate advance maturing in 2012 will reset to 3 month LIBOR plus 0.20% if the 3 month LIBOR rate is greater than 8.0%.

Except for amortizing loans, interest only is paid on a quarterly basis. The notes contain prepayment penalty charges, but management has no intention to pay off early.

The aggregate amount of future principal payments required on these borrowings at December 31, 2011 is as follows:

Years Ending December 31,
(Dollars in thousands)
2012	$16,328
2013	21,394
2014	11,265
2015	317
2016	332
Thereafter	4,162

$53,798

The Bank is a member of the FHLB of Pittsburgh and, as such, can take advantage of the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances, lines and letters of credit from the FHLB are collateralized by first mortgage loans and securities. Collateral for all outstanding advances, lines and letters of credit consisted of the Bank’s 1-4 family mortgage loans and other real estate secured loans totaling $352,795,000 and $462,723,000 at December 31, 2011 and 2010, respectively. The Bank had additional availability of $275,717,000 at the FHLB on December 31, 2011 based on qualifying collateral.

The Bank has available a line of credit with Atlantic Central Bankers Bank (ACBB) of $10,000,000 million at December 31, 2011 and 2010. The ACBB line of credit is unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under these lines of credit at December 31, 2011 and 2010.

The Company has $3,280,000 in letters of credit outstanding with the FHLB in favor of third parties utilized for general banking purposes.

NOTE 14.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

On February 9, 2010, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission that provided the Company the ability to raise capital, from time to time, up to an aggregate of $80,000,000, through the sale of common stock, preferred stock, debt securities, warrants and other securities. The Company completed a public stock offering of 1,481,481 shares of common stock at a price of $27.00 per share, for gross proceeds of approximately $40,000,000 during the first quarter of 2010. Net proceeds after underwriting commissions and expenses were $37,585,000. The Company felt with this additional capital, it better positioned itself to weather the economy and take advantage of future opportunities that may arise.

The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2011, 672,000 shares were available to be issued under the plan.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010 the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of December 31, 2011 and 2010 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,621	13.0%	$83,090	8.0%	n/a	n/a
Orrstown Bank	127,529	12.3%	82,899	8.0%	$103,624	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,249	11.7%	41,390	4.0%	n/a	n/a
Orrstown Bank	114,187	11.0%	41,294	4.0%	62,175	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,249	8.2%	58,851	4.0%	n/a	n/a
Orrstown Bank	114,187	7.8%	58,899	4.0%	73,352	5.0%

December 31, 2010
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$152,550	14.8%	$82,486	8.0%	n/a	n/a
Orrstown Bank	129,844	12.7%	81,808	8.0%	$102,260	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	139,623	13.5%	41,243	4.0%	n/a	n/a
Orrstown Bank	117,027	11.4%	40,904	4.0%	61,356	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	139,623	9.4%	59,385	4.0%	n/a	n/a
Orrstown Bank	117,027	8.0%	58,629	4.0%	73,287	5.0%

NOTE 15.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Further, regulatory mandates may impose more stringent restrictions on the extent of dividends that may be paid by the Bank to the Company. As the Company is a Financial Holding Company, the Bank may not declare a dividend to the Company if the results of such dividend would drop the Bank below the minimum capital required in order to be classified as “well capitalized.” The Bank has also agreed with its regulators that it will not declare or pay any dividends without prior regulatory approval.

In 2009, the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or reduced if the bank holding company’s net income for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retentions is not consistent with the bank holding company’s capital needs and overall current and prospective financial conditions, or the bank holding company will not meet, or is in danger of not meeting its minimum regulatory capital adequacy ratios. This guidance is considered in the Company’s dividend setting process, Further, based on agreements with its regulator, the Company has recently suspended its cash dividend on its common stock.

Under current Federal Reserve regulations, the Bank is limited to the amounts it may loan to its affiliates, including the Company. Covered transactions, including loans, with a single affiliate, may not exceed 10% of the Bank’s total capital plus its excess allowance for loan losses, and the aggregate of all covered transactions with all affiliates may not exceed 20%, of the Bank’s subsidiary and surplus (as defined by regulation). At December 31, 2011, the maximum amount the Bank has available to loan the Company is approximately $13,742,000.

NOTE 16.	EARNINGS PER SHARE

Earnings (loss) per share for the years ended December 31, were as follows:

(In thousands, except per share data)	2011	2010	2009
Net income (loss)	$(31,964)	$16,581	$13,373

Weighted average shares outstanding	8,017	7,610	6,406
Impact of common stock equivalents	10	29	53

Weighted average shares outstanding (diluted)	8,027	7,639	6,459

Per share information:
Basic earnings (loss) per share	$(3.98)	$2.18	$2.09
Diluted earnings (loss) per share	(3.98)	2.17	2.07

Stock options of 317,000, 206,000 and 141,000 for the years ended December 31, 2011, 2010 and 2009 have been excluded from diluted earnings per share calculations, as their exercise would have been anti-dilutive, as the exercise price exceeded the average market price or the Company was in a net loss for the period.

NOTE 17.	COMPREHENSIVE INCOME

The Company’s other comprehensive income (loss) items are limited to unrealized gains (losses) on securities available for sale and unrealized gains (losses) on derivatives used for cash flow hedges. The components of other comprehensive income (loss) for the years ended December 31 were as follows:

(In thousands)	2011	2010	2009
Unrealized holding gains (losses) on securities available for sale arising during the period	$13,568	$3,352	$41
Reclassification adjustment for (gains) losses realized in net income	(6,224)	(3,636)	(1,625)

Net unrealized gains (losses)	7,344	(284)	(1,584)
Tax effect	(2,570)	98	547

	4,774	(186)	(1,037)

Unrealized holding gains (losses) in fair value of derivatives used for cash flow hedges	(127)	1,699	(1,282)
Reclassification adjustment for (gains) realized in net income	(791)	(778)	0

Net unrealized gains (losses)	(918)	921	(1,282)
Tax effect	321	(322)	449

	(597)	599	(833)

Total other comprehensive income (loss), net of tax and reclassification adjustments	$4,177	$413	$(1,870)

The components of accumulated other comprehensive income (loss), net of taxes, at December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Unrealized gains (losses) on securities available for sale	$4,089	$(685)
Unrealized gains on derivatives used for cash flow hedges	0	597

	$4,089	$(88)

NOTE 18.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

	Contract or Notional Amount
(Dollars in thousands)	2011	2010
Commitments to fund:
Revolving, open ended home equity loans	$80,197	$68,490
1-4 family residential construction loans	2,021	1,196
Commercial real estate, construction and land development loans	31,788	58,606
Commercial, industrial and other loans	91,530	95,538
Standby letters of credit	25,751	29,558

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of December 31, 2011 and 2010, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $782,000 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the year ended December 31, 2011, $782,000 was charged to other noninterest expense for this exposure.

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of each individual total of loans sold under the MPF Program was $138,950,000, with limited recourse back to the Company on these loans of $8,399,000. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. For the year ended December 31, 2011, the Company foreclosed or is in the process of foreclosing on loans sold under the MPF program, with a resulting charge of $475,000 to other expenses representing an estimate of the Company’s losses under its recourse exposure.

NOTE 19.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

The Company entered into three rate swap agreements—two on November 24, 2008, and one on May 22, 2009 related to fixed rate loans. The Company uses these interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Company converts floating rate assets into fixed rate assets. These interest rate swap agreements are considered cash flow hedge derivative instruments that qualify for hedge accounting. A portion of the amount included in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur.

The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions was the cost of replacing the agreements at current market rates. During the years ended December 31, 2011 and 2010, the Company sold its rate swaps and received $911,000 and $868,000 as total proceeds from the sales, and recognized a $791,000 and $778,000 in gains on the sale, respectively. These gains are included in the ineffective portion of the following table, once it no longer qualified as a hedge.

The balances of the derivative instruments on the consolidated financial statements as of December 31, 2010 are as follows:

(Dollars in thousands)	Notional/Contract Amount	Estimated Net Fair Value	Fair Value Balance Sheet Location	Expiration Date	Fixed Rate
December 31, 2010
Interest rate swap—5 year cash flow	$20,000	$804	Other assets	11/26/2013	5.28%
Interest rate swap—4 year cash flow	10,000	209	Other assets	05/27/2013	4.54%

	$30,000	$1,013			5.03%

The effects of the interest rate swaps on the Company’s income statement for the years ended December 31 are as follows:

Derivatives in cash flow hedging relationships (Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) Reclassified from accumulated OCI into income (effective portion)	Amount of Gain (Loss) Reclassified from accumulated OCI into income (realized portion)
	2011	2010	2009		2011	2010	2009
Interest rate swap—4 year cash flow	$0	$91	$(498)	Interest income	$0	$243	$534
Interest rate swap—5 year cash flow	(69)	1,124	(638)	Interest income	228	406	406
Interest rate swap—4 year cash flow	(58)	484	(146)	Interest income	33	129	79

	$(127)	$1,699	$(1,282)		$261	$778	$1,019

(Dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Pretax Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		2011	2010	2009
Interest rate swap—4 year cash flow	Other income	$0	$795	$72
Interest rate swap—5 year cash flow	Other income	698	47	47
Interest rate swap—4 year cash flow	Other income	118	0	0

		$816	$842	$119

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

The Company had no fair value liabilities at December 31, 2011 or 2010. A summary of assets at December 31, 2011 and 2010, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2011
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$43,622	$0	$43,622
States and political subdivisions	0	78,051	0	78,051
GSE residential mortgage-backed securities	0	187,584	0	187,584

Total debt securities	0	309,257	0	309,257

Equity securities:
Diversified	37	0	0	37
Energy	141	0	0	141
Financial services	166	70	0	236
Industrials	150	0	0	150
Technology	221	0	0	221
Other	323	0	0	323

Total equity securities	1,038	70	0	1,108

Total securities	$1,038	$309,327	0	310,365

Interest rate swaps	$0	$0	$0	$0
December 31, 2010
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$120,286	$0	$120,286
States and political subdivisions	0	97,148	0	97,148
GSE residential mortgage-backed securities	0	212,176	0	212,176

Total debt securities	0	429,610	0	429,610

Equity securities:
Diversified	267	0	0	267
Energy	60	0	0	60
Financial services	351	279	0	630
Industrials	208	0	0	208
Technology	147	0	0	147
Other	784	66	0	850

Total equity securities	1,817	345	0	2,162

Total securities	1,817	429,955	0	431,772

Interest rate swaps	$0	$1,013	$0	$1,013

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $29,788,000 and $4,503,000 at December 31, 2011 and 2010.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at December 31, 2011 and 2010 was $365,000 and $123,000.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which as a lower of cost or fair value charge is taken. As of December 31, 2011 and 2010, a $284,000 and $200,000 lower of cost or fair value reserve existed on the mortgage servicing right portfolio.

A summary of assets at December 31 measured at fair value on a nonrecurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2011
Impaired loans, net	$0	$0	$55,726	$55,726
Foreclosed real estate	0	0	1,378	1,378
Mortgage servicing rights	0	0	2,253	2,253

December 31, 2010
Impaired loans, net	$0	$0	$9,118	$9,118
Foreclosed real estate	0	0	259	259
Mortgage servicing rights	0	0	2,057	2,057

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

Deposit Liabilities

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposits and IRAs are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market to a schedule of aggregated expected maturities on time deposits.

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at December 31:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in thousands)
Financial Assets
Cash and due from banks	$19,630	$19,630	$10,400	$10,400
Federal funds sold	0	0	8,800	8,800
Short-term investments	0	0	2,728	2,728
Interest bearing deposits with banks	90,039	90,039	925	925
Member stock	11,758	11,758	8,798	8,798
Securities available for sale	310,365	310,365	431,772	431,772
Loans held for sale	2,553		2,693
Loans	965,440		964,293
Allowance for loan losses	(43,715)		(16,020)

Net loans	924,278	925,923	950,966	937,928
Accrued interest receivable	4,548	4,548	5,715	5,715
Mortgage servicing rights	2,253	2,253	2,057	2,057
Interest rate swaps	0	0	1,013	1,013

Financial Liabilities
Deposits	$1,216,902	$1,222,058	$1,188,377	$1,192,028
Short-term borrowings	35,013	35,013	87,850	87,850
Long-term debt	53,798	54,998	65,178	66,397
Accrued interest payable	907	907	1,053	1,053
Off-balance sheet instruments	0	0	0	0

NOTE 21.	ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The following are the condensed balance sheets, statements of income and statements of cash flows for the parent company for the years ended December 31:

Balance Sheet
(Dollars in thousands)	2011	2010
Assets
Cash in Orrstown Bank	$3,662	$2,734
Securities available for sale	3,010	19,489
Investment in Orrstown Bank	121,077	137,742
Other assets	448	519

Total assets	$128,197	$160,484

Liabilities	$0	$0
Shareholders’ Equity
Common stock	419	416
Additional paid-in capital	122,514	121,508
Retained earnings	1,195	38,680
Accumulated other comprehensive income (loss)	4,089	(88)
Treasury stock	(20)	(32)

Total shareholders’ equity	128,197	160,484

Total liabilities and shareholders’ equity	$128,197	$160,484

Statements of Operations
(Dollars in thousands)	2011	2010	2009
Income
Dividends from bank subsidiary	$1,825	$5,772	$5,155
Other interest and dividend income	171	207	36
Other income	25	54	46
Gains (losses) on sale of securities	194	8	(4)

Total income	2,215	6,041	5,233

Expenses
Interest on borrowings	0	2	7
Stock based compensation	41	386	117
Security impairment expense	0	0	36
Other expenses	730	609	532

Total expenses	771	997	692

Income (loss) before income taxes and equity in undistributed income of subsidiaries	1,444	5,044	4,541
Income tax expense (benefit)	(129)	(135)	(139)

Income (loss) before equity in undistributed income of subsidiaries	1,573	5,179	4,680

Equity in undistributed income (loss) of bank subsidiary	(33,537)	11,402	8,693

Net income (loss)	$(31,964)	$16,581	$13,373

NOTE 21.	ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

Statements of Cash Flows
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(31,964)	$16,581	$13,373
Adjustments to reconcile net income to cash provided by operating activities:
(Gains) losses on sale of investment securities	(194)	(8)	4
Equity in undistributed (income) loss of subsidiary	33,537	(11,402)	(8,693)
Security impairment losses	0	0	36
Stock based compensation	41	386	117
Net change in other liabilities	0	(12)	(21)
Other, net	243	(204)	266

Net cash provided by operating activities	1,663	5,341	5,082

Cash flows from investing activities:
Purchases of securities available for sale	(2,490)	(20,538)	(790)
Sales of securities available for sale	13,546	3,118	876
Maturities of available for sale securities	5,250	0	0
Investment in bank subsidiary	(12,500)	(18,000)	0

Net cash provided by (used in) investing activities	3,806	(35,420)	86

Cash flows from financing activities:
Repayment of short-term borrowings	0	(300)	(300)
Dividends paid	(5,521)	(6,758)	(5,636)
Proceeds from issuance of common stock	987	38,403	296
Payments to repurchase common stock	(54)	(221)	(71)
Net proceeds from issuance of treasury stock	47	792	1,330

Net cash provided by (used in) financing activities	(4,541)	31,916	(4,381)

Net increase in cash	928	1,837	787
Cash, beginning balance	2,734	897	110

Cash, ending balance	$3,662	$2,734	$897

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A—CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. In connection with such evaluation, the Company has determined that there have been changes in internal control over financial reporting. As discussed in Management’s Report on Internal Control over Financial Reporting, in the fourth quarter of 2011, the Company identified a material weakness in internal controls over financial reporting relating to the process to prepare and report information related to loan ratings and its impact on the allowance for loan losses. Due to the existence of this material weakness in the Company’s internal controls over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were not effective.

As a result of prolonged softening real estate conditions which have resulted in an abundance of available properties in the Company’s market area, combined with borrower’s deteriorating financial conditions, the Company has taken vigorous steps to address its asset quality issues during 2011. These steps include the hiring a third party loan review firm to identify gaps in the underwriting process, credit administration and problem loan identification and monitoring. As a result of this gap analysis, the Credit Administration department, processes and procedures have been greatly enhanced to address gaps noted. In addition, the Special Assets Group (SAG), the Company’s loan workout department, was formed in the third quarter of 2011 and as of December 31, 2011 has 12 employees actively engaged in the identification and work out of problem credits in the most favorable manner to the Company. However, as enhancements were being made to underwriting, credit administration and problem loan identification and monitoring, the Company failed to implement a structured process with appropriate controls to ensure that updated loan ratings were incorporated timely into the calculation of the Allowance for Loan Losses.

As of the end of the period covered by this report, however, the Company has not fully remediated its material weakness in its internal control over financial reporting relating to loan ratings and its impact on the allowance for loan losses. The Company continues to take steps to improve its internal controls over financial reporting, and include the following remedial actions:

•

An independent third party has been contracted to review the Company’s loan ratings to ensure the rating is consistent with risk represented in the credit, including, but not limited to, global debt service coverage ratio, collateral valuations, and strength of guarantors.

•	Policies and procedures pertaining to loan ratings and flow through to the allowance for loan losses calculation have been, and are continuing to be, documented and significantly augmented.

•

Additional plans are being established to address internal control deficiencies, including additional documentation, training and supervision, and periodic reporting to the Company’s Credit Administration and Audit Committees of the Board of Directors. Internal controls surrounding the validation and testing of systems and models relating to loan ratings and allowance for loan losses are in the process of being strengthened.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting for December 31, 2011 is included in Item 8 of this Form 10-K and is incorporated by reference into this Item 9A. The audit report of the registered public accounting firm on internal control over financial reporting is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A.

ITEM 9B—OTHER INFORMATION

The Company had no other events that should have been disclosed on Form 8-K that were not already disclosed on such forms.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, and any person performing similar functions). The Company’s Code of Ethics for Senior Financial Officers is available on the Bank’s website at http://www.orrstown.com. Any amendments or waivers to the Company’s Code of Ethics for Senior Financial Officers will be posted to the website in a timely manner.

All other information required by Item 10, is incorporated, by reference, from the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A (the “Proxy Statement”), under “Proposal 1—Election of Directors—Biographical Summaries of Nominees and Directors;” “Information About Executive Officers and Other Significant Employees;” “Section 16(a) Beneficial Ownership Reporting Compliance;” “Proposal 1—Election of Directors—Nomination of Directors,” and “Board Structure, Committees and Meeting Attendance—Audit Committee.”

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Proxy Statement, under “Proposal 1—Election of Directors—Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plan approved by security holders	318,792	$30.25	(2)	378,622
Equity compensation plan not approved by security holders(1)	30,911	27.10		0

Total	349,703	29.97	(2)	378,622

(1)

Non-Employee Director Stock Option Plan of 2000. On January 27, 2000, the Board of Directors of the Company approved the Orrstown Financial Services, Inc. Non-Employee Director Stock Option Plan of 2000. The Directors’ Option Plan was based on a formula plan under which options to purchase shares of the Company’s Common Stock are granted each year to directors in office on April 1. The number of options granted each year was based on the Company’s return on average equity for the most recent fiscal year. All options have a term of 10 years from the regular grant date, are fully exercisable from the regular grant date, and have an exercise price equal to the fair market value of the Company’s Common Stock as of the date of the grant of the option based upon criteria as outlined in the plan. If a director “retires”, whether as a result of reaching mandatory retirement age, or under any other circumstances the Board of Directors, in its discretion, may determine to constitute retirement, the options previously granted to the director will expire at their scheduled expiration date. If a director’s service as a director terminates for any other reason, the options previously granted to the director will expire six months after the date of termination of service unless scheduled to expire sooner. No additional options will be granted under this plan.

(2)	Restricted stock awards are not taken into account in calculating the weighted average exercise price.

All other information required by Item 12 is incorporated, by reference, from the Proxy Statement, under the captions “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management.”

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Proxy Statement, under “Proposal 1—Election of Directors—Director Independence”, and “Transactions with Directors and Management.”

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Proxy Statement, under “Proposal 3—Ratification of the Audit Committee’s Selection of Smith Elliott Kearns & Company, LLC, as the Company’s Independent Registered Public Accounting Firm for 2012—Relationship with Independent Registered Public Accounting Firm.”

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)—Financial Statements

Consolidated financial statements of the Company and its subsidiary required in response to this Item are incorporated by reference from Item 8 of this report.

(2)—Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)—Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed January 29, 2010.

4	Instruments defining the rights of security holders including indentures. The rights of the holders of Registrant’s common stock are contained in:

10.1(a)	Form of Change in Control Agreement for selected officers—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.1(b)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1(b) of the Registrant’s Form 10-K filed March 12, 2009.

10.2(a)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.2 (a) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(b)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Phillip E. Fague, incorporated by reference to Exhibit 10.2 (b) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(c)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Bradley S. Everly, incorporated by reference to Exhibit 10.2 (c) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(d)	Salary Continuation Agreement between Orrstown Bank and Jeffrey W. Embly, incorporated by reference to Exhibit 10.2 (d) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(e)	Salary Continuation Agreement between Orrstown Bank and Barb Brobst, incorporated by reference to Exhibit 10.2 (e) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(f)	Salary Continuation Agreement between Orrstown Bank and Benjamin S. Stoops, incorporated by reference to Exhibit 10.2 (f) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(g)	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr.—incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.3	Officer group term replacement plan for selected officers—incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 26, 2000

10.4(a)	Director Retirement Agreement, as amended, between Orrstown Bank and Anthony F. Ceddia, incorporated by reference to Exhibit 10.4(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(b)	Director Retirement Agreement, as amended, between Orrstown Bank and Jeffrey W. Coy, incorporated by reference to Exhibit 10.4(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(c)	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(d)	Director Retirement Agreement, as amended, between Orrstown Bank and Gregory A. Rosenberry, incorporated by reference to Exhibit 10.4(d) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(e)	Director Retirement Agreement, as amended, between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.4(e) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(f)	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(g)	Director Retirement Agreement, as amended, between Orrstown Bank and John S. Ward, incorporated by reference to Exhibit 10.4(g) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(h)	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.5	Revenue neutral retirement plan—incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.6	Non-employee director stock option plan of 2000—incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.7	Employee stock option plan of 2000—incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.8	2011 Orrstown Financial Services, Inc. Stock Incentive Plan—incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed June 6, 2011.

10.9	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Kenneth R. Shoemaker—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.10	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed
August 26, 2011.

10.11	Brick Plan—Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.12	Form of Executive Employment Agreement for selected officers—incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 22, 2010.

10.13	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Bradley S. Everly—incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 22, 2010.

10.14(a)	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.14(b)	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

*

Attached as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits—The exhibits to this Form 10-K begin after the signature page.

(c) Financial statement schedules—None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

	By:	/S/ THOMAS R. QUINN, JR.
Dated: March 14, 2012		Thomas R. Quinn, Jr., President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS R. QUINN, JR. Thomas R. Quinn, Jr.	President and CEO (Principal Executive Officer) and Director	March 14, 2012

/S/ BRADLEY S. EVERLY Bradley S. Everly	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2012

/S/ DOUGLAS P. BARTON Douglas P. Barton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2012

/S/ JOEL R. ZULLINGER Joel R. Zullinger	Chairman of the Board and Director	March 14, 2012

/S/ JEFFREY W. COY Jeffrey W. Coy	Vice Chairman of the Board and Director	March 14, 2012

/S/ KENNETH R. SHOEMAKER Kenneth R. Shoemaker	Secretary and Director	March 14, 2012

/S/ DR. ANTHONY F. CEDDIA Dr. Anthony F. Ceddia	Director	March 14, 2012

/S/ MARK KELLER Mark Keller	Director	March 14, 2012

/S/ ANDREA PUGH Andrea Pugh	Director	March 14, 2012

/S/ GREGORY A. ROSENBERRY Gregory A. Rosenberry	Director	March 14, 2012

/S/ GLENN W. SNOKE Glenn W. Snoke	Director	March 14, 2012

/S/ JOHN S. WARD John S. Ward	Director	March 14, 2012