Form 10-Q
period 2012-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2012-05-09
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s Common Stock as of May 1, 2012: 8,064,206.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$20,793	$19,630
Federal funds sold	0	0

Cash and cash equivalents	20,793	19,630

Interest bearing deposits with banks	133,879	90,039
Restricted investments in bank stock	11,626	11,758
Securities available for sale	311,485	310,365

Loans held for sale	4,168	2,553
Loans	898,847	965,440
Less: Allowance for loan losses	(28,156)	(43,715)

Net Loans	874,859	924,278

Premises and equipment, net	26,906	27,183
Cash surrender value of life insurance	24,362	24,147
Intangible assets	989	1,041
Accrued interest receivable	4,431	4,548
Other assets	37,411	31,108

Total assets	$1,446,741	$1,444,097

Liabilities
Deposits:
Non-interest bearing	$117,868	$111,930
Interest bearing	1,095,855	1,104,972

Total deposits	1,213,723	1,216,902

Short-term borrowings	53,752	35,013
Long-term debt	48,472	53,798
Accrued interest and other liabilities	11,569	10,187

Total liabilities	1,327,516	1,315,900

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value - $0.05205 stated value per share 50,000,000 shares authorized; 8,056,139 and 8,055,787 shares issued; 8,055,327 and 8,054,975 shares outstanding	419	419
Additional paid - in capital	122,535	122,514
Retained earnings (accumulated deficit)	(7,023)	1,195
Accumulated other comprehensive income	3,314	4,089
Treasury stock - common, 812 shares, at cost	(20)	(20)

Total shareholders’ equity	119,225	128,197

Total liabilities and shareholders’ equity	$1,446,741	$1,444,097

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands, Except per Share Data)	March 31, 2012	March 31, 2011
Interest and dividend income
Interest and fees on loans	$11,106	$12,435
Interest and dividends on investment securities
Taxable	1,308	2,095
Tax-exempt	614	771
Short-term investments	61	24

Total interest and dividend income	13,089	15,325

Interest expense
Interest on deposits	1,978	2,525
Interest on short-term borrowings	52	123
Interest on long-term debt	217	289

Total interest expense	2,247	2,937

Net interest income	10,842	12,388
Provision for loan losses	19,200	3,195

Net interest income after provision for loan losses	(8,358)	9,193

Other income
Service charges on deposit accounts	1,519	1,485
Other service charges, commissions and fees	314	370
Trust department income	1,136	1,012
Brokerage income	362	404
Mortgage banking activities	492	696
Earnings on life insurance	248	330
Merchant processing revenue	0	255
Other income (loss)	(108)	145
Investment securities gains	2,231	379

Total other income	6,194	5,076

Other expenses
Salaries and employee benefits	4,657	4,832
Occupancy expense	514	562
Furniture and equipment	678	681
Data processing	128	312
Telephone	160	176
Advertising and bank promotions	372	258
FDIC Insurance	521	550
Professional services	801	322
Taxes other than income	235	205
Collection expense	719	154
OREO Expense	376	38
Intangible asset amortization	52	52
Other operating expenses	1,673	1,297

Total other expenses	10,886	9,439

Income (loss) before income tax (benefit)	(13,050)	4,830
Income tax expense (benefit)	(4,832)	1,003

Net income (loss)	$(8,218)	$3,827

Per share information:
Basic earnings (loss) per share	$(1.02)	$0.48
Diluted earnings (loss) per share	(1.02)	0.48
Dividends per share	0.00	0.23
Average shares and common stock equivalents outstanding	8,055,118	8,026,065

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011
Net income (loss)	($8,218)	$3,827
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities available for sale arising during the period	$1,037	$925
Reclassification adjustment for (gains) realized in net income	(2,231)	(379)

Net unrealized gains (losses)	(1,194)	546
Tax effect	419	(191)

	(775)	355

Unrealized holding losses in fair value of derivatives used for cash flow hedges	0	(270)
Reclassification adjustment for (gains) realized in net income	0	(118)

Net unrealized gains (losses)	0	(388)
Tax effect	0	136

	0	(252)

Total other comprehensive income (loss), net of tax and reclassification adjustments	($775)	$103

Total comprehensive income (loss)	($8,993)	$3,930

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended March 31, 2012 and 2011
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2011	$416	$121,508	$38,680	$(88)	($32)	$160,484
Net income	0	0	3,827	0	0	3,827
Total other comprehensive income, net of taxes	0	0	0	103	0	103
Cash dividends ($0.23 per share)	0	0	(1,837)	0	0	(1,837)
Stock-based compensation plans:
Issuance of stock (4,825 shares)	0	79	0	0	0	79
Issuance of treasury stock (1,020 shares)	0	(8)	0	0	25	17

Balance, March 31, 2011	$416	$121,579	$40,670	$15	$(7)	$162,673

Balance, January 1, 2012	$419	$122,514	$1,195	$4,089	($20)	$128,197
Net income (loss)	0	0	(8,218)	0	0	(8,218)
Total other comprehensive income, net of taxes	0	0	0	(775)	0	(775)
Stock-based compensation plans:
Compensation expense	0	18	0	0	0	18
Issuance of stock under dividend reinvestment plan (352 shares)	0	3	0	0	0	3

Balance, March 31, 2012	$419	$122,535	$(7,023)	$3,314	$(20)	$119,225

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in Thousands, Except per Share Data)	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,218)	$3,827
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities available for sale	1,590	1,633
Depreciation and amortization	654	775
Provision for loan losses	19,200	3,195
Net change in loans held for sale	(1,615)	(1,114)
Net (gain) loss on disposal of other real estate owned	138	18
Write-down of other real estate owned	309	0
Deferred income taxes	(3,442)	(1,885)
Investment securities gains	(2,231)	(379)
Gain on sale of rate swap	0	(118)
Earnings on cash surrender value of life insurance	(215)	(297)
(Increase) decrease in accrued interest receivable	117	(134)
Increase (decrease) in accrued interest payable	(148)	63
Other, net	(768)	1,097

Net cash provided by operating activities	5,371	6,681

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks and short term investments	(43,840)	350
Sales of available for sale securities	30,865	27,658
Maturities, repayments and calls of available for sale securities	13,868	14,879
Purchases of available for sale securities	(46,404)	(7,335)
Net proceeds of restricted investments in bank stocks	132	283
Net (increase) decrease in loans	30,269	(21,441)
Investment in limited partnerships	0	(55)
Purchases of bank premises and equipment	(208)	(302)
Proceeds from disposal of other real estate owned	855	180
Proceeds from sale of rate swap	0	118

Net cash provided by (used in) investing activities	(14,463)	14,335

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,179)	18,986
Net increase (decrease) in short term purchased funds	18,739	(1,100)
Payments on long-term debt	(5,326)	(20,110)
Dividends paid	0	(1,837)
Proceeds from issuance of common stock	21	79
Net proceeds from issuance of treasury stock	0	17

Net cash provided by (used in) financing activities	10,255	(3,965)

Net increase in cash and cash equivalents	1,163	17,051
Cash and cash equivalents at beginning of period	19,630	19,200

Cash and cash equivalents at end of period	$20,793	$36,251

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,395	$2,874
Income taxes	42	2,200

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$1,550	$69

The Notes to Consolidated Financial Statements are an integral part of these statements

Notes to Consolidated Financial Statements

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Orrstown Financial Services, Inc. (the “Company”) is a financial holding company whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the “Bank”). The Company operates through its office in Shippensburg, Pennsylvania. Orrstown Bank provides services through its network of offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Bank has twenty-one branches located in Shippensburg (2), Carlisle (5), Spring Run, Orrstown, Chambersburg (3), Mechanicsburg (2), Camp Hill, Greencastle, Newport (2), Duncannon, and New Bloomfield, Pennsylvania and Hagerstown, Maryland. The Company and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Basis of Presentation - The unaudited financial statements of the Company and its subsidiary are presented for the three months ended March 31, 2012 and 2011 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2011 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2011.

All significant intercompany transactions and accounts have been eliminated. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Subsequent Events - GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after March 31, 2012, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

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

The types of securities the Company invests in are included in Note 2, “Securities Available for Sale” and the type of lending the Company engages in are included in Note 3, “Loans Receivable and Allowance for Loan Losses.”

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold, all of which have original maturities of 90 days or less.

Restricted Investments in Bank Stocks - Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of March 31, 2012 and December 31, 2011, and consists of common stock of the Federal Reserve Bank of Philadelphia, Atlantic Central Bankers Bank and the Federal Home Loan Bank (“FHLB”) of Pittsburgh stocks.

Management evaluates the restricted investment in bank stocks for impairment in accordance with Accounting Standard Codification (“ASC”) Topic 942, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted, (2) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the correspondent bank.

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of March 31, 2012. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of March 31, 2012 is no assurance that impairment may not occur in the future.

Interest-Bearing Deposits in Banks - Interest bearing deposits in banks are due on demand or mature within one year and are carried at cost.

Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of March 31, 2012 and December 31, 2011 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company follows the accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10). This guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company had no debt securities it deemed to be other than temporarily impaired at March 31, 2012 and December 31, 2011.

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

For all classes of loans, the accrual of interest income on loans, including impaired loans, ceases when principal or interest is past due 90 days or more or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is reversed and charged against current interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loan has performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contractual terms of the loan.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Loans Serviced - The Bank administers secondary market mortgage programs available through the Federal Home Loan Bank of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At March 31, 2012 and December 31, 2011 the balance of loans serviced for others was $304,005,000 and $299,998,000.

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of carrying value or fair value less estimated costs to sell the underlying collateral. Capitalized costs include accrued interest and any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $2,413,000 and $2,165,000 as of March 31, 2012 and December 31, 2011 and is included in other assets.

Stock Compensation Plans - The Company has stock option plans that cover employees and non-employee directors. Stock compensation accounting guidance (FASB ASC 718, Compensation - Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock award, including a Black-Scholes model for stock options. Compensation cost for all stock awards are calculated and recognized over the employees’ service period, generally defined as the vesting period.

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

Treasury Stock - Common stock shares repurchased are recorded as treasury stock at cost.

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

Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Reporting - The Company only operates in one significant segment - Community Banking. The Company’s non-banking activities are insignificant to the consolidated financial statements.

Recent Accounting Pronouncements - In April 2011, the FASB issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for the purpose of recording an impairment charge and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-2, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. As allowed by the guidance, the Company adopted the provisions of ASU 2011-2 in the quarter ending June 30, 2011. See further discussion in Note 3 - Loans Receivable and Allowance for Loan Losses.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU requires certain disclosures about transfers between Level 1 and Level 2 of the fair value hierarchy, sensitivity of fair value measurements categorized within Level 3 of the fair value hierarchy, and categorization by level of items that are reported at cost but are required to be disclosed at fair value. The disclosures are to be applied prospectively in the first interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain provisions of ASU 2011-05, Presentation of Comprehensive Income. One of ASU 2011-05’s provisions requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). Accordingly, this requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively for all periods presented in the financial statements. The Company adopted the provisions of this guidance which are incorporated in these consolidated financial statements.

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

NOTE 2.	SECURITIES AVAILABLE FOR SALE

At March 31, 2012 and December 31, 2011, the investment securities portfolio was comprised exclusively of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at March 31, 2012 and December 31, 2011 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012
U.S. Treasury	$5,995	$0	$4	$5,991
U.S. Government Sponsored Enterprises (GSE)	28,139	585	11	28,713
States and political subdivisions	66,768	2,425	26	69,167
GSE residential mortgage-backed securities	204,932	2,226	45	207,113

Total debt securities	305,834	5,236	86	310,984
Equity securities	553	24	76	501

Totals	$306,387	$5,260	$162	$311,485

December 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$41,563	$2,081	$22	$43,622
States and political subdivisions	75,232	2,852	33	78,051
GSE residential mortgage-backed securities	186,018	1,783	217	187,584

Total debt securities	302,813	6,716	272	309,257
Equity securities	1,260	41	193	1,108

Totals	$304,073	$6,757	$465	$310,365

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
U.S. Treasury	$5,991	$4	0	0	$5,991	$4
U.S. Government Sponsored Enterprises (GSE)	5,010	11	0	0	5,010	11
States and political subdivisions	672	26	0	0	672	26
GSE residential mortgage-backed securities	6,819	45	0	0	6,819	45

Total debt securities	18,492	86	0	0	18,492	86
Equity securities	251	76	0	0	251	76

Total temporarily impaired securities	$18,743	$162	$0	$0	$18,743	$162

December 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$8,685	$22	$0	$0	$8,685	$22
States and political subdivisions	0	0	1,467	33	1,467	33
GSE residential mortgage-backed securities	45,019	217	0	0	45,019	217

Total debt securities	53,704	239	1,467	33	55,171	272
Equity securities	751	193	0	0	751	193

Total temporarily impaired securities	$54,455	$432	$1,467	$33	$55,922	$465

The Company had 12 securities and 35 securities at March 31, 2012 and December 31, 2011 in which the amortized cost exceeds their values, as discussed below.

U.S. Treasuries and Government Sponsored Enterprises (GSE). Six U.S Treasuries and GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, all of which are in the less than 12 months at March 31, 2012. At December 31, 2011, the Company had fifteen GSE securities with unrealized losses, all of which were in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012 or at December 31, 2011.

State and Political Subdivisions. One state and political subdivision security had an amortized cost which exceeded its fair value for less than 12 months at March 31, 2012. At December 31, 2011, two state and political subdivision securities had unrealized losses, both of which were greater than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Equity Securities. Five equity securities have cost which exceeds their fair value, all of which had unrealized losses for less than 12 months at March 31, 2012. At December 31, 2011, 18 equity securities had unrealized losses, all of which had unrealized losses for less than 12 months. These securities are among various industries, including financial, industrial, consumer, energy, health care and a large cap fund, In considering whether the equity securities are other-than-temporarily impaired, management reviews the severity and duration of decline in fair value, research reports, analysts recommendations, credit rating changes, news stories and other relevant information. Management believes the equity securities are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Company recorded no other than temporary impairment expense on equity securities for the quarters ended March 31, 2012 and December 31, 2011.

The amortized cost and fair values of securities available for sale at March 31, 2012 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,568	$5,634
Due after one year through five years	32,614	32,818
Due after five years through ten years	20,852	21,896
Due after ten years	41,868	43,523
GSE residential mortgage-backed securities	204,932	207,113

Total debt securities	305,834	310,984
Equity securities	553	501

	$306,387	$311,485

Proceeds from sales of securities available for sale for the quarters ended March 31, 2012 and 2011 were $30,865,000 and $27,658,000. Gross gains on the sales of securities were $2,260,000 and $421,000 for the quarters ended March 31, 2012 and 2011. Gross losses on securities available for sale were $29,000 and $42,000.

Securities with a fair value of $303,878,000 and $280,805,000 at March 31, 2012 and December 31, 2011 were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 3.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio is broken down into segments to an appropriate level of disaggregation to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio. Management has incorporated the provisions of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses, resulting in a refinement in its portfolio segregation. Consistent with the standard, the segments were further broken down into classes, to allow for differing risk characteristics within a segment.

The risks associated with lending activities differ among the various loan classes, and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans, and impact the associated collateral.

The Company has various types of commercial real estate loans which have differing levels of credit risk associated with them. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrower’s business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy.

Non-owner occupied and multi-family commercial real estate loans present a different credit risk to the Company than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes greater risk is inherent in these credit relationships as compared to owner-occupied loans mentioned above in its loan pricing.

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

Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a majority of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the credit worthiness of the borrower and to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are common. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.

The Company originates loans to its retail customers, including fixed-rate and adjustable first lien mortgage loans with the underlying 1-4 family owner-occupied residential property securing the credit. The Company’s risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards which limit the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.

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

Installment and other loans’ credit risk are mitigated through the Company’s underwriting standards, including the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, they present a greater risk to the Company than 1-4 family residential loans.

The loan portfolio, excluding residential loans held for sale, broken out by classes, as of March 31, 2012 and December 31, 2011 was as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$187,805	$199,646
Non-owner occupied	140,872	141,037
Multi-family	26,558	27,327
Acquisition and development:
1-4 family residential construction	10,334	7,098
Commercial and land development	66,012	77,564
Commercial and industrial	240,461	277,900
Residential mortgage:
First lien	119,655	104,327
Home equity - term	15,078	37,513
Home equity - Lines of credit	83,677	80,951
Installment and other loans	8,395	12,077

	$898,847	$965,440

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

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000. Loan review documentation is submitted to the Credit Administration Committee quarterly with a formal review and rating as presented by independent loan review personnel. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, with reaffirmation of the rating as recommended by the Bank’s Problem Loan Committee or Loan Review staff. In addition to the policy and procedure guidelines noted above, the Company expanded its review coverage during the last three quarters of 2011 in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed. The Company will continue with this expanded review throughout 2012.

The following summarizes the Bank’s ratings based on its internal risk rating system as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2012:
Commercial real estate:
Owner-occupied	$150,921	$10,120	$14,116	$10,883	$1,765	$187,805
Non-owner occupied	90,291	11,618	20,607	17,018	1,338	140,872
Multi-family	12,311	7,093	4,990	523	1,641	26,558
Acquisition and development:
1-4 family residential construction	6,428	1,788	873	1,245	0	10,334
Commercial and land development	28,740	11,673	12,429	13,170	0	66,012
Commercial and industrial	174,497	18,060	11,355	33,171	3,378	240,461
Residential mortgage:
First lien	116,772	0	2,397	486	0	119,655
Home equity - term	14,195	0	317	566	0	15,078
Home equity - Lines of credit	82,913	587	177	0	0	83,677
Installment and other loans	8,395	0	0	0	0	8,395

	$685,463	$60,939	$67,261	$77,062	$8,122	$898,847

December 31, 2011:
Commercial real estate:
Owner-occupied	$161,695	$19,820	$8,321	$8,828	$982	$199,646
Non-owner occupied	93,379	19,689	7,785	16,661	3,523	141,037
Multi-family	14,896	7,581	1,387	1,328	2,135	27,327
Acquisition and development:
1-4 family residential construction	3,361	724	831	2,182	0	7,098
Commercial and land development	28,513	16,274	13,713	19,064	0	77,564
Commercial and industrial	190,675	19,859	14,232	50,047	3,087	277,900
Residential mortgage:
First lien	102,398	0	596	1,333	0	104,327
Home equity - term	36,290	0	638	585	0	37,513
Home equity - Lines of credit	80,881	0	70	0	0	80,951
Installment and other loans	12,075	0	2	0	0	12,077

	$724,163	$83,947	$47,575	$100,028	$9,727	$965,440

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

Loan charge-offs, which may include, from time-to-time, a partial charge-off, are taken on an impaired loan that is collateral dependent if the loan’s carrying balance exceeds its collateral’s appraised value; the loan has been identified as uncollectible; and it is deemed to be a confirmed loss. Typically, impaired loans with a charge-off or partial charge-off will continue to be considered impaired, unless the note is split into two, and management expects the performing note to continue to perform and is adequately secured. The second, or non-performing note, would be charged-off. As of the periods presented, the Company has no loans to borrowers that resulted from splitting impaired loans into multiple notes. Generally, an impaired loan with a partial charge-off will continue to have an impairment reserve on it after the partial charge-off, if factors warrant.

As of March 31, 2012 and December 31, 2011, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for certain troubled debt restructurings not in nonaccrual status. By definition, troubled debt restructurings are considered impaired. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

Generally impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the properties’ fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

•

Original appraisal - if the original appraisal provides a strong loan-to-value (generally 70% or lower) and, after consideration of market conditions and knowledge of the property and area, it is determined by the Credit Administration staff that there has not been a significant deterioration in the collateral value, the original certified appraised value may be used. Discounts as deemed appropriate for selling costs are factored into the appraised value in arriving at fair value.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2012 and December 31, 2011. In the first quarter of 2012, the Company began to more aggressively charge off specific reserve allocations on impaired loans rather than to carry related allowances. At December 31, 2011, specific reserves related to anticipated closing costs, additional market discounts on appraisal values and specific reserves identified during periods subsequent to the balance sheet. Allowances established at March 31, 2012 generally pertain to those credits in which an updated appraisal is pending, and the partial charge-off will be recorded when received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2012
Commercial real estate:
Owner-occupied	$755	$823	$139	$11,893	$14,559
Non-owner occupied	2,125	2,809	668	16,231	27,317
Multi-family	0	0	0	2,164	2,718
Acquisition and development:
1-4 family residential construction	0	0	0	1,245	3,715
Commercial and land development	0	0	0	13,170	21,397
Commercial and industrial	426	590	152	36,123	47,415
Residential mortgage:
First lien	0	0	0	486	486
Home equity - term	0	0	0	566	566

	$3,306	$4,222	$959	$81,878	$118,173

December 31, 2011
Commercial real estate:
Owner-occupied	$5,016	$5,200	$1,762	$4,794	$4,838
Non-owner occupied	16,682	20,472	6,876	3,502	4,071
Multi-family	3,129	5,117	1,213	334	334
Acquisition and development:
1-4 family residential construction	2,182	3,715	926	0	0
Commercial and land development	10,657	13,899	4,369	8,407	9,712
Commercial and industrial	46,685	47,256	14,591	6,449	6,551
Residential mortgage:
First lien	1,122	1,122	9	211	211
Home equity - term	41	41	42	544	709

	$85,514	$96,822	$29,788	$24,241	$26,426

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired as of March 31:

	Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance
Commercial real estate:
Owner-occupied	$11,229	$40	$920
Non-owner occupied	19,270	67	1,582
Multi-family	2,814	0	45
Acquisition and development:
1-4 family residential construction	1,714	0	0
Commercial and land development	16,117	71	0
Commercial and industrial	44,842	154	10,701
Residential mortgage:
First lien	910	0	469
Home equity - term	576	0	711

Total	$97,472	$332	$14,428

The following presents impaired loans that are troubled debt restructurings, as well as the number of loans modified during the three and twelve month periods, as of March 31, 2012 and December 31, 2011:

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Three Months Ended March 31,
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
March 31, 2012
Accruing:
Commercial real estate:
Non-owner occupied	2	$2,021	0	$0
Acquisition and development:
Commercial and land development	2	992	0	0
Commercial and industrial	3	375	1	37
Residential mortgage:
First lien	1	456	0	0

	8	3,844	1	37

Nonaccruing:
Commercial real estate:
Owner-occupied	2	727	0	0
Non-owner occupied	2	669	1	473
Acquisition and development:
Commercial and land development	3	1,294	0	0
Commercial and industrial	16	16,949	1	302
Residential mortgage:
Home equity - term	1	541	0	0

	24	20,180	2	775

	32	$24,024	3	$812

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Year Ended December 31,
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$924	1	$924
Non-owner occupied	2	2,039	2	2,039
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	2	1,061	2	1,061
Commercial and industrial	10	23,434	10	23,434
Residential mortgage:
First lien	1	459	0	0

	16	27,917	15	27,458

Nonaccruing:
Commercial real estate:
Owner-occupied	1	54	1	54
Non-owner occupied	1	221	1	221
Acquisition and development:
Commercial and land development	3	3,179	3	3,179
Commercial and industrial	10	5,648	10	5,648
Residential mortgage:
Home equity - term	1	544	0	0

	16	9,646	15	9,102

	32	$37,563	30	$36,560

The loans presented above were considered troubled debt restructurings as the result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest only status, or for residential mortgage loans, agreeing to a temporary reduction in interest rates for periods not exceeding 12 months in order to assist the borrowers to improve cash flows during such periods.

Troubled debt restructurings included in nonaccrual status at March 31, 2012 were designated as such either due to the borrower defaulting on the modified terms within the past twelve months, or management’s determination the borrower would not be able to continue to meet debt service requirements for a sustainable period of time. As of March 31, 2012, 10 loans totaling $3,407,000 were in default of their restructured terms.

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2012 and December 31, 2011:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2012
Commercial real estate:
Owner-occupied	$173,142	$751	$1,264	$0	$2,015	$12,648	$187,805
Non-owner-occupied	124,537	0	0	0	0	16,335	140,872
Multi-family	24,174	220	0	0	220	2,164	26,558
Acquisition and development:
1-4 family residential construction	8,904	42	143	0	185	1,245	10,334
Commercial and land development	52,747	860	227	0	1,087	12,178	66,012
Commercial and industrial	205,284	875	800	2	1,677	33,500	240,461
Residential mortgage:
First lien	115,766	818	97	0	915	2,974	119,655
Home equity - term	14,357	59	23	0	82	639	15,078
Home equity - Lines of credit	83,302	0	0	0	0	375	83,677
Installment and other loans	8,073	70	252	0	322	0	8,395

	$810,286	$3,695	$2,806	$2	$6,503	$82,058	$898,847

December 31, 2011
Commercial real estate:
Owner-occupied	$188,679	$2,135	$0	$0	$2,135	$8,832	$199,646
Non-owner-occupied	122,816	75	0	0	75	18,146	141,037
Multi-family	23,864	0	0	0	0	3,463	27,327
Acquisition and development:
1-4 family residential construction	4,916	0	0	0	0	2,182	7,098
Commercial and land development	59,121	440	0	0	440	18,003	77,564
Commercial and industrial	246,696	1,341	15	0	1,356	29,848	277,900
Residential mortgage:
First lien	100,215	1,637	547	0	2,184	1,928	104,327
Home equity - term	35,998	283	9	0	292	1,223	37,513
Home equity - Lines of credit	80,783	98	0	0	98	70	80,951
Installment and other loans	11,932	141	2	0	143	2	12,077

	$875,020	$6,150	$573	$0	$6,723	$83,697	$965,440

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

For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. Effective December 31, 2011, the historical loss factor was based on average charge-offs for the last 8 quarters and applied to the entire pool of loans, excluding those loans evaluated for impairment under ASC 310-10-35. In addition, an additional adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the Allowance for Loan and Lease Loss methodology. The refinement to the methodology was made as management determined that the most recent eight quarters loss history as adjusted based on other portfolio analysis and applied to an entire pool of loans is a better reflection of the losses inherent on non-impaired loans within the portfolio. In making this determination, management considered current economic and real estate conditions, trends in historical charge-off percentages at the Company as well as peers, and feedback from regulators.

In addition to the changes mentioned under ASC 450-20, the Company refined its methodology under ASC 310-10-35 in the manner in which partial charge offs are calculated. Based on Management’s assessment and in compliance with regulatory guidance, as of March 31, 2012 the Company will generally incur partial charge offs in total by the amount a loan’s carrying value exceeds its fair value, less discount for market conditions and costs to dispose, eliminating the need for specific reserves. This will be accomplished by charging the loan off to a level below the fair market value, or appraisal value, of collateral. This method will result in the loan being carried at the fair market value of collateral, less any discounted determined necessary based on current market conditions, less costs to dispose of the asset. As a result, the Company experienced significantly higher charge-offs than would have been incurred in prior periods. Management estimates that charge-offs for the quarter ended March 31, 2012 were increased by $14,225,000 when compared to methods used over prior periods. In direct correlation with this change in methodology, the historical loss rates have been elevated when compared to prior periods which does affect the reserves held under ASC 450-20. Management believes this is a more conservative method for calculating the allowance for loan losses.

In addition to the quantitative analysis, additional reserves are allocated on loans collectively evaluated for impairment based on additional qualitative factors. The qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which range from 0 - 8 basis points per factor, include:

Nature and Volume of Loans - Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions etc.

Concentrations of Credit and Changes within Credit Concentrations - Factors considered including the Bank’s overall portfolio makeup and managements evaluation relating to concentration risk management and the inherent risk associated with the concentrations identified.

Experience, ability and depth of Management/Lending staff - Factors considered include the years experience of Senior and Middle Management and the lending and loan review staff and turnover of the staff.

Other External Factors (Economic, Legal, Competition, Regulatory etc.) - Ratios and factors considered include trends in the consumer price index (CPI); unemployment rates; housing price index; housing statistics compared to the prior year; bankruptcy rates; regulatory and legal environment risks and competition.

Activity in the allowance for loan losses for the years ended March 31, 2012 and March 31, 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
March 31, 2012
Balance, beginning of period	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715
Provision for loan losses	8,772	3,850	5,563	592	(24)	447	19,200
Charge-offs	(11,807)	(7,312)	(15,924)	(228)	(12)	0	(35,283)
Recoveries	7	473	34	4	6	0	524

Balance, end of period	$10,836	$6,719	$7,242	$1,301	$45	$2,013	$28,156

March 31, 2011
Balance, beginning of year	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	272	1,478	1,461	(90)	(13)	87	3,195
Charge-offs	(712)	0)	(44)	(61)	(7)	0	(824)
Recoveries	0	0	0	0	7	0	7

Balance, end of period	$4,884	$3,245	$8,212	$1,712	$93	$252	$18,398

24

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
March 31, 2012

Loans allocated by:

Individually evaluated for impairment	$33,168	$14,415	$36,549	$1,052	$0	$0	$85,184
Collectively evaluated for impairment	322,067	61,931	203,912	217,358	8,395	0	813,663

	$355,235	$76,346	$240,461	$218,410	$8,395	$0	$898,847

Allowance for loan losses allocated by:

Individually evaluated for impairment	$807	$0	$152	$0	$0	$0	$959
Collectively evaluated for impairment	10,029	6,719	7,090	1,301	45	2,013	27,197

	$10,836	$6,719	$7,242	$1,301	$45	$2,013	$28,156

December 31, 2011

Loans allocated by:

Individually evaluated for impairment	$33,457	$21,246	$53,134	$1,918	$0	$0	$109,755
Collectively evaluated for impairment	334,553	63,416	224,766	220,873	12,077	0	855,685

	$368,010	$84,662	$277,900	$222,791	$12,077	$0	$965,440

Allowance for loan losses allocated by:

Individually evaluated for impairment	$9,851	$5,295	$14,591	$51	$0	$0	$29,788
Collectively evaluated for impairment	4,013	4,413	2,978	882	75	1,566	13,927

	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715

NOTE 4.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

As of December 31, 2010, the Company had two interest rate swap agreements related to fixed rate loans. The Company used these interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Company converted floating rate assets into fixed rate assets. These interest rate swap agreements were considered cash flow hedge derivative instruments that qualified for hedge accounting. A portion of the amount was included in other comprehensive income and was reclassified from other comprehensive income to the appropriate income statement line item as net settlements occurred.

During the three months ended March 31, 2011, the Company sold one of its interest rate swaps and recognized an $118,000 gain on the sale, which was included as ineffective, once it no longer qualified as a hedge. The second interest rate swap was sold in the second quarter of 2011 and as of December 31, 2011, there were no interest rate swaps remaining.

A roll forward of the unrealized gains (losses) on the derivatives, and the effects on the Company’s income statement for the three months ended March 31, 2011 was as follows:

(Dollars in thousands)	Three Months Ended March 31, 2011
Unrealized gains on derivatives in cash flow from hedging relationship, beginning of period	$918
Amount of gains recognized in other comprehensive income on derivative for effective portion of cash flow hedge	(122)
Amount of gain reclassified from accumulated other comprehensive income into interest income	(135)
Amount of gain recognized as noninterest income for the ineffective portion of the cash flow hedge	(131)

Unrealized gain on derivative in cash flow from hedging relationship, end of period	$530

NOTE 5.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2012 and December 31, 2011 the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of March 31, 2012 and December 31, 2011 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$116,106	11.6%	$80,135	8.0%	n/a	n/a
Orrstown Bank	113,417	11.3%	79,995	8.0%	$99,994	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	103,381	10.3%	40,068	4.0%	n/a	n/a
Orrstown Bank	100,714	10.1%	39,998	4.0%	59,996	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	103,381	7.2%	57,129	4.0%	n/a	n/a
Orrstown Bank	100,714	7.1%	56,947	4.0%	71,183	5.0%

December 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,621	13.0%	$83,090	8.0%	n/a	n/a
Orrstown Bank	127,529	12.3%	82,899	8.0%	$103,624	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,249	11.7%	41,545	4.0%	n/a	n/a
Orrstown Bank	114,187	11.0%	41,450	4.0%	62,175	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,249	8.2%	58,851	4.0%	n/a	n/a
Orrstown Bank	114,187	7.8%	58,682	4.0%	73,352	5.0%

NOTE 6.	EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2012 and March 2011 were as follows:

(In thousands, except per share data)	March 31, 2012	March 31, 2011

Net income (loss)	$(8,218)	$3,827

Weighted average shares outstanding	8,055	7,988
Impact of common stock equivalents	0	38

Weighted average shares outstanding (diluted)	8,055	8,026

Per share information:
Basic earnings (loss) per share	$(1.02)	$0.48
Diluted earnings (loss) per share	(1.02)	0.48

Stock options for 346,405 and 206,108 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2012 and 2011, as their exercise would have been antidilutive as the exercise price exceeded the average market value.

NOTE 7.	ACCUMULATED COMPREHENSIVE INCOME

The Company’s other comprehensive income (loss) items are limited to unrealized gains (losses) on securities available for sale and unrealized gains (losses) on derivatives used for cash flow hedges.

The component of accumulated other comprehensive income, net of taxes, at March 31, 2012 and December 31, 2011 consisted of unrealized gains on securities available for sale and totaled $3,314,000 and $4,089,000.

NOTE 8.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

	Contract or Notional Amount
(Dollars in thousands)	March 31, 2012	December 31, 2011
Commitments to fund:
Revolving, open ended home equity loans	$76,331	$80,197
1-4 family residential construction loans	2,149	2,021
Commercial real estate, construction and land development loans	6,289	31,788
Commercial, industrial and other loans	70,025	91,530
Standby letters of credit	23,931	25,751

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of March 31, 2012 and December 31, 2011, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $885,000 and $782,000 at March 31, 2012 and December 31, 2011 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended March 31, 2012 and 2011, $103,000 and $0 was charged to other noninterest expense for this exposure.

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of each individual total of loans sold under the MPF Program was $136,159,000, with limited recourse back to the Company on these loans of $8,420,000. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. For the three months ended March 31, 2012 and 2011, the Company foreclosed or is in the process of foreclosing on loans sold under the MPF program, with a resulting charge of $98,000 and $0 to other expenses representing an estimate of the Company’s losses under its recourse exposure.

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

The three levels are defined as follows: Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market for the asset or liability, for substantially the full term of the financial instrument. Level 3 - the valuation methodology is derived from model-based techniques in which at least one significant input is unobservable to the fair value measurement and based on the Company’s own assumptions about market participants’ assumptions.

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

The Company had no fair value liabilities at March 31, 2012 and December 31, 2011. A summary of assets at March 31, 2012 and December 31, 2011, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2012
Securities available for sale:
U.S. Treasury	$0	$5,991	$0	$5 ,991
U.S. Government Sponsored Enterprises (GSE)	0	28,713	0	28,713
States and political subdivisions	0	69,167	0	69,167
GSE residential mortgage-backed securities	0	207,113	0	207,113

Total debt securities	0	310,984	0	310,984

Equity securities:
Energy	49	0	0	49
Financial services	178	69	0	247
Other	205	0	0	205

Total equity securities	432	69	0	501

Total securities	$432	$311,053	$0	$311,485

December 31, 2011
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$43,622	$0	$43,622
States and political subdivisions	0	78,051	0	78,051
GSE residential mortgage-backed securities	0	187,584	0	187,584

Total debt securities	0	309,257	0	309,257

Equity securities:
Diversified	37	0	0	37
Energy	141	0	0	141
Financial services	166	70	0	236
Industrials	150	0	0	150
Technology	221	0	0	221
Other	323	0	0	323

Total equity securities	1,038	70	0	1,108

Total securities	$1,038	$309,327	$0	$310,365

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $959,000 and $29,788,000 at March 31, 2012 and December 31, 2011.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at March 31, 2012 and December 31, 2011 were $565,000 and $365,000.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which as a lower of cost or fair value charge is taken. As of March 31, 2012 and December 31, 2011, a $387,000 and $284,000 lower of cost or fair value reserve existed on the mortgage servicing rights portfolio.

A summary of assets at March 31, 2012 and December 31, 2011 measured at fair value on a nonrecurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2012
Impaired loans, net	$0	$0	$63,831	$63,831
Foreclosed real estate	0	0	1,304	1,304
Mortgage servicing rights	0	0	2,179	2,179

December 31, 2011
Impaired loans, net	$0	$0	$55,726	$55,726
Foreclosed real estate	0	0	1,378	1,378
Mortgage servicing rights	0	0	2,253	2,253

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2012
Impaired loans	$63,831	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% -30% discount

			Management adjustments for liquidation expenses	5% -10% discount

Foreclosed real estate	1,304	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% -30% discount
			Management adjustments on appraisals for property type and recent activity	5% -10% discount

Mortgage servicing rights	2,179	Discounted cash flows	Remaining term	4.2 years
			Discount rate	10.70%

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

March 31, 2012:
Financial Assets
Cash and due from banks	$20,793	$20,793	$20,793	$0	$0
Interest bearing deposits with banks	133,879	133,879	133,879	0	0
Restricted investments in bank stock	11,626	11,626	0	0	11,626
Securities available for sale	311,485	311,485	432	311,053	0
Loans held for sale	4,168	4,168	0	4,168	0
Loans, net of allowance for loan losses	870,691	870,378	0	0	870,378
Accrued interest receivable	4,431	4,431	0	1,858	2,573
Mortgage servicing rights	2,179	2,179	0	0	2,179
Financial Liabilities
Deposits	$1,213,723	$1,218,611	0	1,218,611	0
Short-term borrowings	53,752	53,752	0	53,752	0
Long-term debt	48,472	49,677	0	49,677	0
Accrued interest payable	759	759	0	759	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2011:
Financial Assets
Cash and due from banks	$19,630	$19,630
Interest bearing deposits with banks	90,039	90,039
Restricted investments in bank stock	11,758	11,758
Securities available for sale	310,365	310,365
Loans held for sale	2,553
Loans, net of allowance for loan losses	921,725	925,923
Accrued interest receivable	4,548	4,548
Mortgage servicing rights	2,253	2,253
Financial Liabilities
Deposits	$1,216,902	$1,222,058
Short-term borrowings	35,013	35,013
Long-term debt	53,798	54,998
Accrued interest payable	907	907
Off-balance sheet instruments	0	0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the “Company”) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank (the “Bank”). The following is a discussion of our consolidated financial condition at March 31, 2012 and results of operations for the three months ended March 31, 2012 and March 31, 2011. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Company has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Company’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, including changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, changes in the rate of inflation, changes in technology, the intensification of competition within the Company’s market area and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Report, see “Important Factors Relating to Forward Looking Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, the Company has identified the adequacy of the allowance for loan losses and accounting for income taxes as critical accounting policies.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. As of March 31, 2012 and December 31, 2011, management had concluded that no valuation allowance was needed on its net deferred tax asset.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

SUMMARY OF FINANCIAL RESULTS

The Company recorded a net loss of $8,218,000 for the first quarter of 2012 compared to net income of $3,827,000 for the same period in 2011. Basic and diluted earnings (loss) per share (EPS) for the first quarter of 2012 were ($1.02), compared to $0.48 for the first quarter of 2011.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

	Three Months Ended
	March 31, 2012	March 31, 2011
Return on average assets	(2.29%)	1.03%
Return on average tangible assets	(2.29%)	1.05%
Return on average equity	(25.78%)	9.63%
Return on average tangible equity	(25.88%)	11.15%
Average equity / average assets	8.90%	10.65%

Supplemental Reporting of Non-GAAP-based Financial Measures

Tangible book value per share is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. A reconciliation of book value per share to tangible book value per share is as follows:

(Dollars in thousands, except per share data)	March 31, 2012	December 31, 2011
Common shareholder’s equity	$119,225	$128,197
Less: intangible assets	989	1,041

Tangible common equity	$118,236	$127,156

Total assets	$1,446,741	$1,444,097
Less intangible assets	989	1,041

Tangible assets	$1,445,752	$1,443,056

Return on average tangible assets and return on average tangible equity are non-GAAP-based financial measures calculated using non-GAAP-based amounts. The most directly comparable measure is return on average assets and return on average equity, which are calculated using GAAP-based amounts. The Company calculates the return on average tangible assets and equity by excluding the balance of intangible assets and their related amortization expense, net of tax, from the calculation of return on average assets and equity. Management uses the return on average tangible assets and equity to assess the Company’s core operating results and believes that this is a better measure of our operating performance as it is based on the Company’s tangible assets and capital. We believe that excluding the impact of purchase accounting adjustments allows for a meaningful comparison with the Company’s peers; particularly those that may not have acquired other companies. Lastly, the exclusion of goodwill and other intangible assets is consistent with the treatment by bank regulatory agencies on the calculation of risk-based capital ratios, which excludes these amounts. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. A reconciliation of return on average assets and equity to the return on average tangible assets and equity, is set forth below.

For Quarter Ended:	March 31, 2012	March 31, 2011

Return on Average Assets (GAAP basis)	(2.29%)	1.03%
Effect of excluding average intangible assets and related amortization, net of tax	0.00%	0.02%

Return on Average Tangible Assets	(2.29%)	1.05%

Return on Average Equity (GAAP basis)	(25.78%)	9.63%
Effect of excluding average intangible assets and related amortization, net of tax	0.10%	1.52%

Return on Average Tangible Equity	(25.88%)	11.15%

Tax equivalent net interest income is derived from GAAP interest income and net interest income using an assumed tax rate of 35%. We believe the presentation of net interest income on a tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. The following reconciles net interest income on a fully taxable equivalent basis:

(Dollars in thousands) For Quarter Ended:	March 31, 2012	March 31, 2011
Net interest income	$10,842	$12,388
Effect of tax exempt income	652	685

Net interest income, tax equivalent basis	$11,494	$13,073

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

Net interest income is affected by changes in interest rates, volumes of interest-earning assets and interest-bearing liabilities and the composition of those assets and liabilities. The “net interest spread” and “net interest margin” (NIM) are two common statistics related to changes in net interest income. The net interest spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning assets. Through the use of demand deposits and stockholders’ equity, the net interest margin exceeds the net interest spread, as these funding sources are non-interest bearing.

The “Average Balances and Interest Rates” table presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the quarters ended March 31, 2012 and 2011.

For the three months ended March 31, 2012, net interest income measured on a fully tax equivalent basis decreased $1,579,000 to $11,494,000 from $13,073,000 in the corresponding period in 2011. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,419,720,000 for the first three months of 2011 to $1,381,317,000 for the same period in 2012. In addition, net interest margin decreased by 31 basis points, from 3.68% for the three months ended March 31, 2011 to 3.37% for the same period in 2012. The net interest spread for the three months ended March 31, 2012 was 3.28%, compared to 3.59% for the same period in 2011.

Interest income earned on loans decreased from $12,705,000 for the quarter ended March 31, 2011 to $11,427,000 in 2012, a 10.1% decline. Several factors have contributed to the decline. First, the significant increase in nonaccrual loans experienced by the Company in the last half of 2011, which was carried into 2012, has resulted in $82,058,000 of loans at March 31, 2012 not earning interest. Additionally, the Company settled two floating for fixed rate interest rate swaps last year, and therefore there was no interest income from the swaps to enhance 2012’s yield. As a result of these two factors, combined with generally lower interest rates, the yield on loans declined from 5.22% for the first quarter of 2011 to 4.86% for the first quarter of 2012. In addition to lower yields, the average volume of loans declined from $976,142,000 for the three months ended March 31, 2011 to $954,070,000 for the same period in 2012. In light of deteriorating asset quality, the Company has temporarily curbed its loan growth in order to address and enhance credit administration and underwriting processes and procedures.

Securities interest income also declined in 2012 and totaled $2,253,000 for the quarter ended March 31, 2012, a decrease of $1,028,000, or 31.3%, compared to $3,281,000 for the same period in 2011. The average balance on securities has declined significantly, from $425,701,000 in the first quarter of 2011 to $334,645,000 for the same period in 2012, and is the primary reason for the decrease in securities interest income. As a result of the recent regulatory climate related to nontraditional funding sources, management anticipates it will not utilize brokered deposits to the extent it has in the past, and as such, as the brokered deposits matured, security proceeds were used to fund the payoff. In addition, the low interest rate environment has resulted in increased refinancing activity. This refinancing has resulted in accelerated prepayments on mortgage backed securities, many of which have premiums associated with them. As the prepayments have accelerated, the amortization of the premium has been faster than in the past, which has placed pressure on the yields earned on the securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities. The yields earned on securities were 2.69% for the first quarter of 2012, a 39 basis point decline from 2011.

Interest expense on deposits and borrowings for the three months ended March 31, 2012 was $2,247,000, a decrease of $690,000, or 23.5% from the $2,937,000 expensed in the same period in 2011. The Company’s cost of funds on interest bearing liabilities has declined from 0.93% for the quarter ended March 31, 2011 to 0.75% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings in 2012 compared to 2011, and as time deposits and long-term debt mature, it has been able to replace the funds with slightly lower rates as well.

The Company’s net interest spread of 3.28% and net interest margin of 3.37% have declined by 31 basis points for the quarter ended March 31, 2012 compared to the same period in 2011. Also, the net interest spread and margin are below the rates of 3.34% and 3.45% for the quarter ended December 31, 2011. Management anticipates continued pressure on the net interest margin in future quarters as the level of nonaccrual loans will continue to impact rates earned on loans and securities will continue to pay off or mature, and be reinvested at lower interest rates.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Average Balances and Interest Rates

	Three Months Ended
	March 31, 2012			March 31, 2011
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$92,602	$61	0.26%	17,877	24	0.54%
Securities	334,645	2,253	2.69	425,701	3,281	3.08
Loans	954,070	11,427	4.86	976,142	12,705	5.22

Total interest-earning assets	1,381,317	13,741	4.03	1,419,720	16,010	4.52

Other assets	59,398			92,215

Total	$1,440,715			1,511,935

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$541,673	$404	0.28	420,235	$449	0.43
Savings deposits	74,019	31	0.17	67,643	38	0.23
Time deposits	477,890	1,543	1.30	599,833	2,038	1.32
Short term borrowings	47,971	52	0.47	96,162	123	0.52
Long term debt	51,077	217	1.71	50,027	289	2.32

Total interest bearing liabilities	1,192,630	2,247	0.75	1,233,900	2,937	0.93

Non-interest bearing Demand deposits	109,628			107,119
Other	10,259			9,849

Total Liabilities	1,312,517			1,350,868
Shareholders’ Equity	128,198			161,067

Total	$1,440,715		0.66%	1,511,935		0.84%

Net interest income (FTE)/ net interest spread		11,494	3.28%		13,073	3.59%

Net interest margin			3.37%			3.68%

Tax-equivalent adjustment		(652)			(685)

Net interest income		$10,842			$12,388

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2012 totaled $19,200,000, an increase over the first quarter of 2011’s provision of $3,195,000. As further discussed in the “Allowance for Loan Losses” section, the Company downgraded some credits, including $38,451,000 moved to nonaccrual status during the quarter, which were generally evaluated for impairment based on a collateral dependent approach. As real estate conditions remain soft, additional provisioning was required for these newly impaired loans. In addition, the Company’s net charge offs during the quarter ended March 31, 2012 were $35,283,000, as generally all specific reserves provided on impaired loans were charged against the allowance for loan losses during the quarter. This elevated level of charge offs significantly increased our two-year average historical loss factors, leading to additional general reserves required on non-criticized loans.

See further discussion in the “Allowance for Loan Losses” section.

Other Income

Noninterest income, excluding securities gains, totaled $3,963,000 for the three months ended March 31, 2012, compared to $4,697,000 for the same period in 2011. The decline in revenues can be attributed to several factors, including the following:

•

Trust department and brokerage income increased $82,000, or 5.8%, to $1,498,000 for the three months ended March 31, 2012 compared to 2011 as a result of trust and brokerage activity as the stock market continued to show strength, and business increased.

•

Mortgage banking activities revenue for the quarter ended March 31, 2012 was $492,000, a $204,000 decline from 2011’s total of $696,000. Although the low interest rate environment has positively impacted loan origination volume, as refinancing activity has increased, this rate environment negatively impacted the mortgage servicing rights on loans sold with servicing retained. The rate environment resulted in an unfavorable variance of $303,000 between the first quarter of 2011 and 2012, as a lower of cost or fair value adjustment was recorded in the first quarter of 2012, compared to a recovery of an adjustment in the same period in 2011.

•	The Company sold its merchant service business in 2011, which had accounted for $255,000 of revenue in the first quarter of 2011 with no corresponding revenue in the same 2012 period.

•

The Company recorded a $118,000 gain on the settlement of an interest rate swap in the first quarter of 2011 which was included in other income, with no corresponding revenues in the same period for 2012. In connection with the Company’s asset liability management, it was determined these swaps would be settled as the gain represented much of the interest that would be earned over the remaining life of the swap, and the settlement would protect earnings in the event of rising interest rates.

•

Also included in other income is a loss on the sale of real estate owned properties totaling $138,000 which exceeded losses of $18,000 in the first quarter of 2011. Increased foreclosure activity combined with management’s desire to reduce its non-performing asset levels has resulted in additional losses in 2012.

Securities gains totaled $2,231,000 for the three months ended March 31, 2012 compared to $379,000 for the same period in 2011. Asset/liability management strategies, interest rate conditions, as well as maintaining capital levels factored into the decision to take elevated levels of security gains in the first quarter of 2012.

The Company continues to advertise and market itself in order for consumers to recognize the broad range of financial services and products the Company has to offer, and to increase its brand recognition. Through the use of enhanced technology, the Company expects it will be able to reach a broader market which will allow it to continue to grow its customer base.

Other Expenses

Noninterest expenses amounted to $10,886,000 for the three months ended March 31, 2012 compared to $9,439,000 for the corresponding prior year period. Asset quality and regulatory matters have contributed significantly to the increase in noninterest expenses, including the following:

•

Collection and problem loan expenses totaled $719,000 for the three months ended March 31, 2012, compared to $154,000 for the three months ended March 31, 2011, an increase of $565,000. In order to properly monitor its impaired loans, the Company updates appraisals on its collateral and incurs legal expenses as it develops work out plans.

•

Real estate owned expenses, which includes regular maintenance and upkeep expenses as well as write-downs of properties to fair value less costs to dispose, increased $338,000 in the first quarter of 2012 to $376,000, compared to $38,000 in the first quarter of 2011. This increase is consistent with the higher number of properties that the Company owns and is managing, as well as continued softness in the real estate market, which has led to further write-downs of properties.

•

Professional service fees, including loan review assistance, legal fees and accounting expenses, have increased $479,000 from $322,000 in the first quarter of 2011 to $801,000 in the same period in 2012. The increased complexity of the organization, as well as complying with regulatory orders received in the first quarter of 2012 have led to additional assistance required from professional service providers. The increases in these expense categories demonstrate the Company’s efforts to address the issues it currently faces in a diligent and expedient manner.

Advertising and bank promotions totaled $372,000 for the three months ended March 31, 2012, an increase of $114,000 over the first quarter of 2011. In light of recent events, the Company has developed a successful advertising campaign focused on our commitment to customer service and the community, which has led to higher expenses than those incurred in the prior year.

Partially offsetting the increases in noninterest expenses was a reduction in salaries and employee benefits which totaled $4,657,000 for the quarter ended March 31, 2012 compared to $4,832,000 in 2011. The decrease in expense, despite increases in staff to help address asset quality issues, was the result of certain performance based compensation plans being lowered or eliminated in light of the net loss posted for the first quarter of 2012.

As noted in the “Other Income” section, the Company sold its merchant services business in 2011. Data processing expenses of $208,000 were incurred in the three months ended March 31, 2011 pertaining to these revenues with no corresponding charges in 2012.

FDIC insurance premium expense totaled $521,000 for the first quarter of 2012, a 5.3% decline from the prior year. The reason for the decline is partially attributable to lower deposits, as well as a favorable adjustment to the accrual in 2012. The Company anticipated that regulatory actions would be communicated to the FDIC by its primary regulator retroactive to the fourth quarter of 2011, and accordingly accrued additional expense in 2011. However, the actions were communicated at the end of the first quarter of 2012, and as such, the slightly higher accrual was no longer necessary. Management anticipates higher assessment rates in the remaining three quarters of 2012 which will result in higher FDIC insurance expense in comparison to the prior year and the first quarter of 2012.

Included in other expenses in the three months ended March 31, 2012 with no corresponding charge in the prior year period was $103,000 recorded of provision for off balance sheet credit commitment losses and a card services fraud which resulted in approximately $100,000 of losses which were below the Company’s insurance deductable.

The remainder of the increase in other expenses is primarily the result of the growth experienced by the Company, and the development of new products and increased investments in technology.

In order to better understand how noninterest expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. The Company’s efficiency ratio was 67.7% for the three months ended March 31, 2012, compared to 52.9% for the same period in 2011. The increase in the ratio is the result of increases in noninterest expenses combined with declining net interest income. As the Company continues to address its asset quality issues and regulatory concerns, it anticipates the efficiency ratio will remain elevated in comparison to prior year’s results.

Income Tax Expense

The Company recorded an income tax benefit of $4,832,000 for the quarter ended March 31, 2012, compared to income tax expense of $1,003,000 for the same period in 2011. A meaningful comparison of income tax expense to levels of pre-tax income is its effective tax rate, which is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

The Company’s effective tax rate was 37.0% for the quarter ended March 31, 2012, compared to 20.8% for the corresponding prior year period.

For interim financial reporting, the Company computes its income tax expense (benefit) based on its estimated effective tax rate for the year, as noted in ASC 740-270-25.

FINANCIAL CONDITION

A substantial amount of time is devoted by management to overseeing the investment of funds in the loan portfolio and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of March 31, 2012, securities available for sale were $311,485,000, a slight increase from December 31, 2011’s balance of $310,365,000. Although the overall portfolio balance remained fairly consistent, there was a shift in the composition of the portfolio. Proceeds from the sales and maturities of state and municipal and Government Sponsored Enterprises (GSE) agency securities have been reinvested in GSE mortgage-backed securities. GSE mortgage-backed securities as a percent of the total security portfolio have increased from 60% at December 31, 2011 to 66% at March 31, 2012. Given the current interest rate environment, GSE mortgage-backed securities provide a proper balance of interest yields and pledging availability.

Loan Portfolio

The Company offers various products to meet the credit needs of our borrowers, principally consisting of commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans.

With certain exceptions, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of allowable capital and the allowance for loan losses. The Company’s legal lending limit to one borrower was approximately $19,463,000 at March 31, 2012.

The Company’s loan portfolio is broken down into segments to an appropriate level of disaggregation to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio. Management has incorporated the provisions of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses, resulting in portfolio segregation. Consistent with this standard, the segments were further broken down into classes, to allow for differing risk characteristics within a segment.

The risks associated with lending activities differ among the various loan classes, and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans, and impact the associated collateral.

The Company has various types of commercial real estate loans which have differing levels of credit risk associated with them. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrower’s business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy.

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

The Company originates loans to its retail customers, including fixed-rate and adjustable first lien mortgage loans with the underlying 1-4 family owner-occupied residential property securing the credit. The Company’s risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards which limit the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of March 31, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Commercial real estate:
Owner-occupied	$187,805	$199,646
Non-owner occupied	140,872	141,037
Multi-family	26,558	27,327
Acquisition and development:
1-4 family residential construction	10,334	7,098
Commercial and land development	66,012	77,564
Commercial and industrial	240,461	277,900
Residential mortgage:
First lien	119,655	104,327
Home equity - term	15,078	37,513
Home equity - Lines of credit	83,677	80,951
Installment and other loans	8,395	12,077

	$898,847	$965,440

The loan portfolio at March 31, 2012 of $898,847,000 decreased 6.9% from $965,440,000 at December 31, 2011. The bulk of the decrease was a result of elevated charge off levels experienced in the commercial loan portfolio during the first quarter of 2012, primarily in the commercial and industrial and non owner-occupied portfolios. In addition to the elevated charge offs, the Company has continued to curb its new loan originations in order to focus on current portfolio analysis and maintenance and to enhance credit administration and underwriting processes and procedures. The Company continues to sell its longer term residential mortgage loans, as it’s not willing to take on the interest rate risk in this environment. Given the softness in the economy within the Company’s footprint, management feels this is a prudent course of action in order to rehabilitate its loan portfolio.

Despite the overall decrease, the Company was able to increase its total home equity loan balances by 3% from $80,951,000 at December 31, 2011 to $83,677,000 at March 31, 2012, the result of focused marketing campaigns through our retail staff and call center.

During the first quarter of 2012, the Company reviewed its term home equity loan portfolio, and redesignated certain of these loans as first lien residential mortgages. First lien and home equity term loans totaled $134,733,000 at March 31, 2012, a 5.0% decrease from $141,840,000 at December 31, 2011. As a result of the low interest rate environment, the Company has experienced early pay-offs of portfolio loans.

Asset Quality

Risk Elements

The Company’s loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through the Company’s underwriting standards, on-going credit review, and monitoring asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also mitigate the Company’s risk of credit loss.

The Company’s loan portfolio is principally to borrowers in south central Pennsylvania and Washington County, Maryland. As the majority of loans are concentrated in this geographic region, a substantial portion of the debtor’s ability to honor their obligations may be affected by the level of economic activity in the market area.

Nonperforming assets include nonaccrual and restructured loans and foreclosed real estate. In addition, loans past due 90 days or more and still accruing are also deemed to be a risk asset. For all loan classes, the accrual of interest income ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loans have performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan.

Loans, the terms of which are modified, are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, a temporary reduction in interest rates, or a below market rate. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured, loans past due 90 days or more, and foreclosed real estate as of March 31, 2012, December 31, 2011 and March 31, 2011. Relevant asset quality ratios are also presented.

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Nonaccrual loans (cash basis)	$82,058	$83,697	$13,106
Other real estate (OREO)	2,413	2,165	847

Total nonperforming assets	84,471	85,862	13,953
Restructured loans still accruing	3,844	27,917	1,177
Loans past due 90 days or more and still accruing	2	0	3,687

Total risk assets	$88,317	113,779	18,817

Loans 30-89 days past due	$6,501	$6,723	$14,272

Asset quality ratios:
Nonaccrual loans to loans	9.13%	8.67%	1.33%
Nonperforming assets to assets	5.84%	5.95%	0.92%
Total nonperforming assets to total loans and OREO	9.37%	8.87%	1.42%
Total risk assets to total loans and OREO	9.80%	11.76%	1.91%
Total risk assets to total assets	6.10%	7.88%	1.24%

Allowance for loan losses to total loans	3.13%	4.53%	1.87%
Allowance for loan losses to nonaccrual loans	34.31%	52.23%	140.37%
Allowance for loan losses to nonaccrual and restructured loans still accruing	32.78%	39.17%	128.80%

A further breakdown of nonaccrual loans as of March 31, 2012 and December 31, 2011 is as follows:

	Nonaccrual Loans
(Dollars in Thousands)	March 31, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$12,648	$8,832
Non-owner occupied	16,335	18,146
Multi-family	2,164	3,463
Acquisition and development:
1-4 family residential construction	1,245	2,182
Commercial and land development	12,178	18,003
Commercial and industrial	33,500	29,848
Residential mortgage:
First lien	2,974	1,928
Home equity	1,014	1,293
Installment and other loans	0	2

	$82,058	$83,697

During 2011, the Company’s asset quality deteriorated as a result of the continued softness in economic conditions and collateral values. In the first quarter of 2012, the Company continued to actively identify and monitor nonperforming assets and other risk assets, and aggressively work through these assets. Risk assets, defined as nonaccrual loans, restructured and loans past due 90 days or more and still accruing, and real estate owned, declined from $113,779,000 at December 31, 2011 to $88,317,000 at March 31, 2012. The risk element that showed the greatest decline was restructured loans still accruing, which totaled $3,844,000 at March 31, 2012, a $24,073,000 decline from December 31, 2011. During the first quarter of 2012, the Company restructured $37,000 on one relationship, received payments/payoffs on restructured loans totaling $3,716,000, and charged-off $1,484,000 in connection with loan workouts. The remainder of the decline, or $18,910,000, was the result of restructured loans migrating to nonaccrual status either due to missed payments or the Company’s determination that the borrowers would not be able to keep its payments current for a sustainable period of time.

Nonaccrual loans at March 31, 2012 of $82,058,000 declined $1,639,000 from December 31, 2011’s balance of $83,697,000. This net decrease was the result of $38,451,000 being moved to nonaccrual status during the period, including $18,910,000 previously classified as accruing restructured loans, offset by $32,871,000 in loans charged-off, $6,105,000 in net pay downs, and $1,114,000 of loans foreclosed on and transferred to real estate owned. The nonaccrual loan balance at March 31, 2012 includes 52% of balances which are paid current, however the Company has been applying payments tentatively to principal as it tries to lower the loan-to-value ratios to a more acceptable level.

The Company strives to reduce its level of nonaccruing loans and other risk elements and has increased the number of personnel in its loan workout and credit review departments, including temporarily moving certain lending staff to the loan workout department to manage lending relationships with borrowers experiencing financial difficulties. Through increased resources allocated to credit related issues, the Company believes it will be able to mitigate its risk of loss, and to reduce its level of nonaccrual and classified loans.

As of March 31, 2012, the Company has approximately 50 lending relationships that are included in the nonaccrual loan balance of $82,058,000. Of these relationships, nine have outstanding book balances in excess of $3,000,000, totaling $52,416,000, or 64% of the total nonaccrual balance. In connection with the determination of the impairment associated with these collateral dependent relationships, partial charge-offs totaling $23,464,000 were taken on certain outstanding loan balances, and another $550,000 of ASC 310 impairment reserves were recorded on the balances at March 31, 2012. The $550,000 in impairments reserves is in contrast to $15,607,000 in impairment reserves on large nonaccrual loans at December 31, 2011. In 2012, the Company began taking partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Prior to 2012, the fair value that was used was based on the most recent appraised value of the loans, and any additional discounts determined to be appropriate based on current (within the quarter) conditions, plus costs to dispose, were separately reserved for and not included in the partial charge-off. As a result of this more conservative approach, the accumulated partial charge-offs as of March 31, 2012 increased over December 31, 2011. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.

The Company’s largest relationship in nonaccrual status is with a commercial real estate operator of townhouse rentals and developer of residential real estate in the Company’s southern market. This relationship consists of separate notes with total outstanding book balances of $13,190,000. These loans are current as to their restructured interest only required payments, however, the loans were placed in nonaccrual status during the first quarter of 2012. Nonaccrual status was necessitated due to impairment being measured on the loans’ observable market price, which has resulted in partial charge-offs of 31% of the outstanding loan balances. The Company is actively working on moving this loan, either through the customer paying the loans off at a discounted price or selling the loans to a third party.

The second largest relationship that the Company has in nonaccrual status at March 31, 2012 is with a real estate developer who also actively leases residential properties and operates trailer parks. This relationship consists of separate notes with total outstanding book balances of $9,890,000, and different parcels of land or residential structures securing the outstanding loan balances. Recent appraisals on the collateral securing the outstanding notes received during the fourth quarter of 2011 resulted in the relationship being placed in nonaccrual status, as the softening of real estate prices as well as rental prices, and the lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. To date, partial charge-offs of approximately 26% of the outstanding loan balances were taken. The Company is actively working with the customer in reducing its outstanding loan balances.

Another significant relationship in nonaccrual status at March 31, 2012 consists of five notes with an aggregate outstanding book balance of $4,524,000, which is with commercial real estate operators with multi-use properties in their portfolio, including a restaurant, entertainment facilities, condominiums and office space located in the Company’s southern market area. In connection with the evaluation of the relationship, and its placement in nonaccrual status, the Company took partial charge-offs of approximately 49% of the legal balance of the related loans, representing the amount the outstanding loan balances exceeded the fair value of the collateral at the time the impaired loans were evaluated as collateral dependent. Additionally, eight notes were fully charged-off on this relationship, with balances totaling $6,931,000.

A fourth significant nonaccrual loan relationship is one with outstanding loan book balances of $4,298,000 at March 31, 2012, which is with a real estate developer and builder with multiple subdivisions in the Company’s southern market area. The softness in the real estate market has resulted in longer absorption periods of the lots for sale, delays in commencing new phases of the subdivisions, and lower sales prices. Upon receipt of updated appraised values on the collateral in the second half of 2011, the Company moved the relationship to nonaccrual status. To date, cumulative partial charge-offs on the loans outstanding total 52%. The borrower has been cooperative in developing an approach to improve cash flows and reduce its outstanding loan exposure.

A fifth relationship with outstanding book loan balances of $5,461000 at March 31, 2012 is with an individual and related entities engaged in residential real estate development, construction and investment, including storage rental units. Upon receiving updated appraisals in the fourth quarter of 2011 on the collateral securing the outstanding loan balances, it was determined that several loans were no longer adequately secured, due to subordinate lien positions and the decline in the fair value of the real estate. This resulted in $660,000 of loans being fully charged-off in 2011, and cumulative partial charge-offs at March 31, 2012 of 21% of the loan balance. The Company has been in contact with the borrower, and has expressed its desire to reduce outstanding loan balances. The Company is currently in the process of evaluating its best course of action on this relationship to mitigate its risk of loss.

The Company has approximately 45 additional relationships with borrowers with loans that are individually evaluated for impairment, and has taken a similar approach to those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination properly included an evaluation of the outstanding loan balance, and the related collateral securing the credit.

The Company believes through partial charge-offs taken to date totaling $36,705,000, the combination of the collateral securing the loans and the reserves allocated for these nonaccrual and restructured loans totaling $959,000, that it has adequately provided for the potential losses that it may incur on these relationships as of March 31, 2012. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed that which is needed.

The Company’s foreclosed real estate balance of $2,413,000 at March 31, 2012 is an increase of $248,000 compared to $2,165,000 at December 31, 2011. As of March 31, 2012, 16 properties were owned by the Company, seven of which were commercial properties and totaled $1,191,000, and the remaining nine consisted of residential properties and totaled $1,222,000. For the three months ended March 31, 2012, the Company recorded a lower of cost or fair value charge on these properties of $309,000 with no corresponding charge in the first quarter of 2011. The largest commercial property consisted of land with a carrying value of $365,000 that was originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. The largest residential property has a carrying value of $476,000 at March 31, 2012 and is being carried at a value lower than its list price. The remaining properties have carrying values less than $205,000 and are also carried at the lower of cost or fair value, less costs to dispose.

As of March 31, 2012, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market continues to remain soft, additional charges may be needed. Additionally, as the Company works through some of its problem loans, management anticipates that the foreclosed real estate balances may grow.

Credit Risk Management

Allowance for Loan Losses

The Company’s charge-offs have increased significantly in the past year, reflective of sluggish economic and real estate conditions. The Company maintains the allowance for loan losses at a level believed to be adequate by management to absorb losses inherent in the portfolio. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluation of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.

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

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000. Loan review documentation is submitted to the Credit Administration Committee quarterly with a formal review and rating as presented by independent loan review personnel. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, with reaffirmation of the rating as recommended by the Bank’s Problem Loan Committee or Loan Review staff. In addition to the policy and procedure guidelines noted above, the Company expanded its review coverage during the last three quarters of 2011 in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed.

The following tables summarize the Bank’s ratings based on its internal risk rating system as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2012
Commercial real estate:
Owner-occupied	$150,921	$10,120	$14,116	$10,883	$1,765	$187,805
Non-owner occupied	90,291	11,618	20,607	17,018	1,338	140,872
Multi-family	12,311	7,093	4,990	523	1,641	26,558
Acquisition and development:
1-4 family residential construction	6,428	1,788	873	1,245	0	10,334
Commercial and land development	28,740	11,673	12,429	13,170	0	66,012
Commercial and industrial	174,497	18,060	11,355	33,171	3,378	240,461
Residential mortgage:
First lien	116,772	0	2,397	486	0	119,655
Home equity - term	14,195	0	317	566	0	15,078
Home equity - Lines of credit	82,913	587	177	0	0	83,677
Installment and other loans	8,395	0	0	0	0	8,395

	$685,463	$60,939	$67,261	$77,062	$8,122	$898,847

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total

December 31, 2011:
Commercial real estate:
Owner-occupied	$161,695	$19,820	$8,321	$8,828	$982	$199,646
Non-owner occupied	93,379	19,689	7,785	16,661	3,523	141,037
Multi-family	14,896	7,581	1,387	1,328	2,135	27,327
Acquisition and development:
1-4 family residential construction	3,361	724	831	2,182	0	7,098
Commercial and land development	28,513	16,274	13,713	19,064	0	77,564
Commercial and industrial	190,675	19,859	14,232	50,047	3,087	277,900
Residential mortgage:
First lien	102,398	0	596	1,333	0	104,327
Home equity - term	36,290	0	638	585	0	37,513
Home equity - Lines of credit	80,881	0	70	0	0	80,951
Installment and other loans	12,075	0	2	0	0	12,077

	$724,163	$83,947	$47,575	$100,028	$9,727	$965,440

Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are assigned a “Substandard” rating. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Nonaccrual loans in the commercial and commercial real estate portfolios are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values will be incorporated into the impairment analysis as of the next reporting period. In the event an updated appraisal that requires a higher impairment reserve is received after a reporting period, but prior to the issuance of the financial statements, an evaluation is made as to the significance of the difference and whether the amounts need to be reflected in the financial statements not yet issued.

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

As of March 31, 2012, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for certain troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as troubled debt restructurings but that are accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

At the time a real-estate-secured loan is deemed impaired, management determines whether an updated certified appraisal of the real estate is necessary to assist in determining the extent of an impairment reserve, if any. The decision for requiring an updated appraisal takes into consideration the age of the most recent appraisal, the loan-to-value ratio based on the original certified appraisal, the Company’s recent experience and knowledge of market conditions, recent list prices or broker opinions, the condition of the property, and environmental factors. If market conditions have changed significantly from the date of the most recent appraisal, an updated appraisal will be obtained. Updated appraisals are required for criticized loans in excess of $250,000 on at least an annual basis. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

Generally, impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value.

In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

•

Original appraisal - if the original appraisal provides a strong loan-to-value (generally 70% or lower) and, after consideration of market conditions and knowledge of the property and area, it is determined by the Credit Administration staff that there has not been a significant deterioration in the collateral value, the original certified appraised value may be used. Discounts as deemed appropriate for selling costs are factored into the appraised value in arriving at fair value.

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

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2012 and December 31, 2011:

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2012
Commercial real estate:
Owner-occupied	$755	$823	$139	$11,893	$14,559
Non-owner occupied	2,125	2,809	668	16,231	27,317
Multi-family	0	0	0	2,164	2,718
Acquisition and development:
1-4 family residential construction	0	0	0	1,245	3,715
Commercial and land development	0	0	0	13,170	21,397
Commercial and industrial	426	590	152	36,123	47,415
Residential mortgage:
First lien	0	0	0	486	486
Home equity - term	0	0	0	566	566

	$3,306	$4,222	$959	$81,878	$118,173

December 31, 2011
Commercial real estate:
Owner-occupied	$5,016	$5,200	$1,762	$4,794	$4,838
Non-owner occupied	16,682	20,472	6,876	3,502	4,071
Multi-family	3,129	5,117	1,213	334	334
Acquisition and development:
1-4 family residential construction	2,182	3,715	926	0	0
Commercial and land development	10,657	13,899	4,369	8,407	9,712
Commercial and industrial	46,685	47,256	14,591	6,449	6,551
Residential mortgage:
First lien	1,122	1,122	9	211	211
Home equity - term	41	41	42	544	709

	$85,514	$96,822	$29,788	$24,241	$26,426

The difference between the recorded investment (book balance) and the unpaid principal balance (legal balance) generally results from partial charge-offs taken on loans and payments applied entirely to principal on those loans placed on nonaccrual status. As noted above, the book balance of impaired loans at March 31, 2012 totaled $85,184,000, whereas the legal balance, or the amount the customer contractually owes the Company, totaled $122,395,000.

The following presents impaired loans that are troubled debt restructurings as of March 31, 2012 and December 31, 2011.

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Three Months Ended March 31,
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
March 31, 2012
Accruing:
Commercial real estate:
Non-owner occupied	2	$2,021	0	$0
Acquisition and development:
Commercial and land development	2	992	0	0
Commercial and industrial	3	375	1	37
Residential mortgage:
First lien	1	456	0	0

	8	3,844	1	37

Nonaccruing:
Commercial real estate:
Owner-occupied	2	727	0	0
Non-owner occupied	2	669	1	473
Acquisition and development:
Commercial and land development	3	1,294	0	0
Commercial and industrial	16	16,949	1	302
Residential mortgage:
Home equity - term	1	541	0	0

	24	20,180	2	775

	32	$24,024	3	$812

December 31, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$924	1	$924
Non-owner occupied	2	2,039	2	2,039
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	2	1,061	2	1,061
Commercial and industrial	10	23,434	10	23,434
Residential mortgage:
First lien	1	459	0	0

	16	27,917	15	27,458

Nonaccruing:
Commercial real estate:
Owner-occupied	1	54	1	54
Non-owner occupied	1	221	1	221
Acquisition and development:
Commercial and land development	3	3,179	3	3,179
Commercial and industrial	10	5,648	10	5,648
Residential mortgage:
Home equity - term	1	544	0	0

	16	9,646	15	9,102

	32	$37,563	30	$36,560

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

The following summarizes the average recorded investment in impaired loans and related interest income recognized, on loans deemed impaired at March 31, 2012 on a cash basis, and interest income earned but not recognized for the period ended March 31, 2012:

	Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance
Commercial real estate:
Owner-occupied	$11,229	$40	$920
Non-owner occupied	19,270	67	1,582
Multi-family	2,814	0	45
Acquisition and development:
1-4 family residential construction	1,714	0	0
Commercial and land development	16,117	71	0
Commercial and industrial	44,842	154	10,701
Residential mortgage:
First lien	910	0	469
Home equity - term	576	0	711

Total	$97,472	$332	$14,428

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loans in the portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2012 and December 31, 2011

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due (still accruing)	Non- Accrual	Total Loans
March 31, 2012:
Commercial real estate:
Owner-occupied	$173,142	$751	$1,264	$0	$2,015	$12,648	$187,805
Non-owner occupied	124,537	0	0	0	0	16,335	140,872
Multi-family	24174	220	0	0	220	2,164	26,558
Acquisition and development:
1-4 family residential construction	8,904	42	143	0	185	1,245	10,334
Commercial and land development	52,747	860	227	0	1,087	12,178	66,012
Commercial and industrial	205,284	875	800	2	1,677	33,500	240,461
Residential mortgage:
First lien	115,766	818	97	0	915	2,974	119,655
Home equity - term	14,357	59	23	0	82	639	15,078
Home equity - Lines of credit	83,302	0	0	0	0	375	83,677
Installment and other loans	8,073	70	252	0	322	0	8,395

	$810,286	$3,695	$2,806	$2	$6,503	$82,058	$898,847

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due (still accruing)	Non- Accrual	Total Loans
December 31, 2011:
Commercial real estate:
Owner-occupied	$188,679	$2,135	$0	$0	$2,135	$8,832	$199,646
Non-owner occupied	122,816	75	0	0	75	18,146	141,037
Multi-family	23,864	0	0	0	0	3,463	27,327
Acquisition and development:
1-4 family residential construction	4,916	0	0	0	0	2,182	7,098
Commercial and land development	59,121	440	0	0	440	18,003	77,564
Commercial and industrial	246,696	1,341	15	0	1,356	29,848	277,900
Residential mortgage:
First lien	100,215	1,637	547	0	2,184	1,928	104,327
Home equity - term	35,998	283	9	0	292	1,223	37,513
Home equity - Lines of credit	80,783	98	0	0	98	70	80,951
Installment and other loans	11,932	141	2	0	143	2	12,077

	$875,020	$6,150	$573	$0	$6,723	$83,697	$965,440

For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which are based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. Effective December 31, 2011, the historical loss factor was based on average charge-offs for the last eight quarters and applied to the entire pool of loans, excluding those loans evaluated for impairment under ASC 310-10-35. In addition, an additional adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the Allowance for Loan and Lease Loss methodology. The refinement to the methodology was made as management determined that the most recent eight quarters loss history, as adjusted based on other portfolio analysis and applied to an entire pool of loans, is a better reflection of the losses inherent on non-impaired loans within the portfolio. In making this determination, management considered current economic and real estate conditions, trends in historical charge-off percentages at the Company as well as peers, and feedback from regulators.

In addition to the changes mentioned under ASC 450-20, the Company refined its methodology under ASC 310-10-35 in the manner in which partial charge offs are calculated. Based on management’s assessment and in compliance with regulatory guidance, as of March 31, 2012 the Company will generally incur partial charge-offs in the amount that a loan’s carrying value exceeds its fair value, less discount for market conditions and costs to dispose, eliminating the need for specific reserves. This will be accomplished by charging the loan off to a level below the fair market value, or appraisal value, of collateral less costs to sell. This method will result in the loan being carried at the fair market value of collateral, less any discount determined necessary based on current market conditions, less costs to dispose of the asset. As a result, the Company experienced significantly higher charge-offs than would have been incurred in prior periods. Management estimates that charge-offs for the three months ended March 31, 2012 were increased by $14,225,000 when compared to methods used over prior periods. In direct correlation with this change in methodology, the historical loss rates have been elevated when compared to prior periods which does affect the reserves held under ASC 450-20. Management believes this is a more conservative method in calculating the allowance for loan losses.

In addition to the quantitative analysis, additional reserves are allocated on loans collectively evaluated for impairment based on additional qualitative factors. The qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which range from 0 - 8 basis points per factor, include:

Nature and Volume of Loans - Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions; etc.

Concentrations of Credit and Changes within Credit Concentrations - Factors considered including the Bank’s overall portfolio makeup and management’s evaluation relating to concentration risk management and the inherent risk associated with the concentrations identified.

Experience, Ability and Depth of Management/Lending Staff - Factors considered include the years of experience of senior and middle management and the lending and loan review staff and turnover of the staff.

Other External Factors (Economic, Legal, Competition, Regulatory, etc.) - Ratios and factors considered include trends in the consumer price index (CPI); unemployment rates; housing price index; housing statistics compared to the prior year; bankruptcy rates; regulatory and legal environment risks and competition.

A summary of the activity in the allowance for loan losses for March 31, 2012 and 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
March 31, 2012
Balance, beginning of period	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715
Provision for loan losses	8,772	3,850	5,563	592	(24)	447	19,200
Charge-offs	(11,807)	(7,312)	(15,924)	(228)	(12)	0	(35,283)
Recoveries	7	473	34	4	6	0	524

Balance, end of period	$10,836	$6,719	$7,242	$1,301	$45	$2,013	$28,156

March 31, 2011
Balance, beginning of year	$5,324	$1,767	$6,795	$1,863	$106	$165	$16.020
Provision for loan losses	272	1,478	1,461	(90)	(13)	87	3,195
Charge-offs	(712)	(0)	(44)	(61)	(7)	0	(824)
Recoveries	0	0	0	0	7	0	7

Balance, end of year	$4,884	$3,245	$8,212	$1,712	$93	$252	$18,398

The allowance for loan losses totaled $28,156,000 at March 31, 2012, a $15,559,000 decline from December 31, 2011. As of March 31, 2012, the allowance for loan losses to total loans was 3.13% compared to 4.53% as of December 31, 2011, and the allowance for loan losses to nonaccrual loans and restructured loans still accruing declined from 39.17% at December 31, 2011 to 32.78% at March 31, 2012. The decrease in the coverage ratios despite lowered levels of risk assets is the result of the $35,283,000 in charge-offs recorded during the period. As of December 31, 2011, the reserves specifically allocated on impaired loans totaled $29,788,000 on $109,755,000 of loans deemed impaired. The Company has taken partial charge-offs on nearly all impaired loans at March 31, 2012, so that the loan balances reflect the loan’s fair value, less anticipated closing costs. As such, impaired loans generally no longer had specific reserves allocated to them, as the anticipated loss has already been recorded as a charge-off. At March 31, 2012, the reserves specifically allocated on impaired loans totaled $959,000 on $85,184,000 of loans meeting the impaired definition.

A summary of relevant asset quality ratios for the three months ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011

Ratio of net charge-offs to average loans outstanding	14.65%	0.34%
Provision for loan losses to net charge-offs	55.24%	391.06%

Net charge-offs were $34,759,000 for the three months ended March 31, 2012, compared to $817,000 for the same period in 2011, and the provision for loan losses to net charge-offs was 55.24% for the three months ended March 31, 2012 compared to 391.06% for the same period in 2011. The elevated levels of charge-offs in the first quarter of 2012 significantly increased the annualized charge-offs and reduced the provision for loan losses to charge-off ratio in 2012. The majority of the charge-offs remain in the non owner-occupied commercial real estate, owner-occupied commercial real estate and commercial and land development loan portfolios.

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at March 31, 2012 and December 31, 2011.

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
March 31, 2012
Loans allocated by:
Individually evaluated for impairment	$33,168	$14,415	$36,549	$1,052	$0	$0	$85,184
Collectively evaluated for impairment	322,067	61,931	203,912	217,358	8,395	0	813,663

	$355,235	$76,346	$240,461	$218,410	$8,395	$0	$898,847

Allowance for loan losses allocated by:

Individually evaluated for impairment	$807	$0	$152	$0	$0	$0	$959
Collectively evaluated for impairment	10,029	6,719	7,090	1,301	45	2,013	27,197

	$10,836	$6,719	$7,242	$1,301	$45	$2,013	$28,156

December 31, 2011
Loans allocated by:
Individually evaluated for impairment	$33,457	$21,246	$53,134	$1,918	$0	$0	$109,755
Collectively evaluated for impairment	334,553	63,416	224,766	220,873	12,077	0	855,685

	$368,010	$84,662	$277,900	$222,791	$12,077	$0	$965,440

Allowance for loan losses allocated by:

Individually evaluated for impairment	$9,851	$5,295	$14,591	$51	$0	$0	$29,788
Collectively evaluated for impairment	4,013	4,413	2,978	882	75	1,566	13,927

	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology previously discussed. As previously noted, management re-evaluates and makes certain modifications to its methodology in establishing a reserve to better account for risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan segments. Management believes these periodic enhancements to the allowance for loan losses methodology improves the accuracy of quantifying losses presently inherent in the portfolio, and does not impact the trends or comparability of the periods presented above. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.

Each commercial loan segment’s reserve allocation at March 31, 2012 declined from the December 31, 2011 balance due to the extensive partial charge-offs taken in each portfolio. Also, generally lower outstanding loan balances have contributed to the lower reserve allocations. As a result of the partial charge-offs during the quarter, the Company’s historical loss factors have increased which has led to higher general reserve allocations on non-impaired loans. In particular, a significant portion of the charge-offs were in the commercial real estate and commercial and industrial loan segments, and led to additional provision for loan losses in these segments for the quarter ended March 31, 2012 compared to 2011.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve is due to the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $1,566,000 at December 31, 2011 to $2,013,000 at March 31, 2012. The unallocated portion of the reserve represents 7.1% of the entire allowance for loan losses.

While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Capital Adequacy and Regulatory Matters

The management of capital in a regulated financial services industry must properly balance return on equity to its stockholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have been developed to provide attractive rates of return to its shareholders, while maintaining a well capitalized position of regulatory strength.

Total shareholders’ equity decreased $8,972,000 from $128,197,000 at December 31, 2011 to $119,225,000 at March 31, 2012. The primary reason for the decline was the $8,218,000 net loss posted for the period combined with unrealized losses on securities, net of tax of $775,000.

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

In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that are dependent on future taxable income greater than one year from the reporting date. As of March 31, 2012 and December 31, 2011, $11,513,000 and $1,441,000, respectively, of the Company’s deferred tax asset has been disallowed for Tier 1 and Total risk based capital. The increase in the disallowed amount, which results in lower regulatory capital, is primarily the result of two items: increased partial charge-offs and loan loss provision and federal income tax carry back rules. As a result of the increased provisioning and partial charge-offs, the deferred tax asset balance has grown, as these temporary differences are not tax deductible until the loan is fully charged off. In addition, federal income tax rules only allow for a two-year carry back, and the taxable income generated in the two year carry back period was reduced.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of March 31, 2012 and December 31, 2011, $16,316,000 and $31,174,000 of the allowance for credit losses was excluded from Tier 2 capital. The lower disallowed amount was the result of the elevated charge-offs during the quarter which essentially eliminated specific reserves on impaired loans.

As of March 31, 2012 and December 31, 2011, the Bank met the ratios to be considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of March 31, 2012 and December 31, 2011 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012

Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$116,106	11.6%	$80,135	8.0%	n/a	n/a
Orrstown Bank	113,417	11.3%	79,995	8.0%	$99,994	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	103,381	10.3%	40,068	4.0%	n/a	n/a
Orrstown Bank	100,714	10.1%	39,998	4.0%	59,996	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	103,381	7.2%	57,129	4.0%	n/a	n/a
Orrstown Bank	100,714	7.1%	56,947	4.0%	71,183	5.0%

December 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,621	13.0%	$83,090	8.0%	n/a	n/a
Orrstown Bank	127,529	12.3%	82,899	8.0%	$103,624	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,249	11.7%	41,545	4.0%	n/a	n/a
Orrstown Bank	114,187	11.0%	41,450	4.0%	62,175	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,249	8.2%	58,851	4.0%	n/a	n/a
Orrstown Bank	114,187	7.8%	58,682	4.0%	73,352	5.0%

In 2009, the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or reduced if the bank holding company’s net income for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital need and overall current and prospective financial conditions, or the bank holding company will not meet, or is in danger of not meeting its minimum regulatory capital adequacy ratios. In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve indicating that the Company’s dividend application would not be approved. In March 2012, the Company entered into a Written Agreement with the Federal Reserve Bank of Philadelphia and a Consent Order with the Pennsylvania Department of Banking. Due to the regulatory restrictions included in these formal agreements, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval. Accordingly, we do not intend on being able to pay any cash dividends or conducting any stock repurchases until such time as the agreements are lifted.

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

The Company’s Risk Sensitive Assets (RSA) to Risk Sensitive Liabilities (RSL) ratios have remained fairly consistent since December 31, 2011, and are more asset sensitive than at March 31, 2011. These ratios are reflective of management’s belief that interest rates do not have the ability to fall much further, and as a result, have increased its RSA/RSL ratio. This has been accomplished primarily through maintaining strong liquidity in interest bearing demand accounts. Management anticipates that it will attempt to invest a portion of this liquidity in the upcoming months, which should lower the RSA/RSL ratios.

The following gap summary demonstrates the shift in RSA/RSL (cumulative) position since year end:

	Within 3 Months	Within 6 Months	Within 12 Months	Within 36 Months

March 31, 2012	1.49	1.33	1.36	1.38
December 31, 2011	1.58	1.31	1.21	1.39
March 31, 2011	1.19	1.02	0.95	1.08

Management will closely monitor the fiscal policies of our government and react to any changes quickly in order to maintain a balanced earning assets to interest bearing liabilities ratio.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on such evaluation, such officers have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act as it pertains to the consolidated financial statements and internal controls over financial reporting.

(b) Changes in internal controls:

In the Company’s Annual Report on Form 10-K, management noted that the Company had not fully remediated its material weakness in its internal control over financing reporting relating to loan ratings and its impact on the allowance for loan losses. The Company continues to make progress on the remedial action procedures noted in the Annual Report on Form 10-K, which includes the following:

•

An independent third party has been contracted to review the Company’s loan ratings to ensure the rating is consistent with the risk represented in the credit, including but not limited to, global debt service coverage ratio, collateral valuations, and strength of guarantors.

•

Policies and procedures pertaining to loan ratings and flow through to the allowance for loan losses calculation have been, and are continuing to be, documented and augmented. In the first quarter of 2012, management evaluated software packages to assist in the allowance for loan losses calculation, and expects to implement a package by September 30, 2012.

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

As of March 31, 2012, the Company has not been able to fully implement or test the remediation procedures outlined above. Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, with the exception that the risk factors entitled “We expect to be subject to restrictions and conditions of formal agreements to be issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with the expected formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties.”, “We recently discontinued our quarterly cash dividend and suspended our stock repurchase program based on regulatory requirements and we do not anticipate being able to resume either in the near future.” and “We are a holding company dependent for liquidity on payments from the Bank, our sole subsidiary, which are subject to restrictions.” are replaced with the following risk factors, respectively:

We are subject to restrictions and conditions of formal agreements issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with these formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties.

In March 2012, the Company entered into a Written Agreement with the Federal Reserve Bank of Philadelphia and a Consent Order with the Pennsylvania Department of Banking. These formal agreements require the Company to discontinue a number of practices and to take a number of actions. In particular, we agreed with the Federal Reserve to, among other things, prepare and submit plans regarding: (i) strengthening of credit risk management practices and underwriting, (ii) the repayment or disposition of properties classified as OREO and nonperforming or criticized assets, (iii) the allowance for loan loss methodology, (iv) capital, and (v) a management review. These formal agreements also restrict the ability of the Company and the Bank to pay dividends, to repurchase stock or to incur indebtedness without prior regulatory approval. We intend to fully comply with the formal agreements. However, if we fail to comply, the Federal Reserve and/or the Pennsylvania Department of Banking could take additional enforcement action against us. Possible enforcement actions against us could include the issuance of a cease and desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or to enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders. Any remedial measure or enforcement action, whether formal or informal, could impose restrictions on our ability to operate our business and adversely affect our business, prospects, financial condition or results of operations. In addition, any formal enforcement action could harm our reputation and our ability to retain and attract customers and impact the trading price of our common stock.

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

The Company is a holding company regulated by the Federal Reserve. In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve indicating that the Company’s dividend application would not be approved. Due to subsequent regulatory restrictions included in the formal agreements with our regulators discussed above, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval. Accordingly, we do not intend on being able to pay any cash dividends or conducting any stock repurchases until such time as the agreements are lifted.

We are a holding company dependent for liquidity on payments from the Bank, our sole subsidiary, which are subject to restrictions.

We are a holding company and depend on dividends, distributions and other payments from the Bank, our only subsidiary, to fund dividend payments, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Pursuant to the terms of the formal agreements we entered into with the Federal Reserve and the Pennsylvania Department of Banking in March 2012, as discussed above, any dividend or similar payment from the Bank to us may only be made with prior regulatory approval. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2012, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan. In connection with the formal written agreements entered into with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking, the Company’s Stock Repurchase Plan has been suspended, and the Company does not expect to repurchase shares in the foreseeable future.

The Company did not sell any unregistered securities during the quarter ended March 31, 2012.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Mine Safety Disclosures

Not applicable

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

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President & CEO
(Duly Authorized Officer)

/s/ Bradley S. Everly
Bradley S. Everly, Executive
Vice President and CFO
(Principal Financial Officer)

Date: May 9, 2012

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

*	Attached as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (Extensive Business Reporting Language), Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.