Form 10-Q
period 2012-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2012-08-09
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares outstanding of the registrant’s Common Stock as of August 1, 2012: 8,065,261

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, Except per Share Data)	(Unaudited) June 30, 2012	(Audited)* December 31, 2011
Assets
Cash and due from banks	$15,798	$19,630
Federal funds sold	0	0

Cash and cash equivalents	15,798	19,630

Interest bearing deposits with banks	109,725	90,039
Restricted investments in bank stock	11,495	11,758
Securities available for sale	283,078	310,365

Loans held for sale	4,825	2,553
Loans	837,980	965,440
Less: Allowance for loan losses	(36,235)	(43,715)

Net Loans	806,570	924,278

Premises and equipment, net	26,983	27,183
Cash surrender value of life insurance	24,579	24,147
Goodwill and intangible assets	936	1,041
Accrued interest receivable	3,593	4,548
Other assets	45,718	31,108

Total assets	$1,328,475	$1,444,097

Liabilities
Deposits:
Non-interest bearing	$118,062	$111,930
Interest bearing	1,026,322	1,104,972

Total deposits	1,144,384	1,216,902

Short-term borrowings	27,493	35,013
Long-term debt	38,142	53,798
Accrued interest and other liabilities	10,827	10,187

Total liabilities	1,220,846	1,315,900

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value - $ 0.05205 stated value per share 50,000,000 shares authorized; 8,066,073 and 8,055,787 shares issued; 8,065,261 and 8,054,975 shares outstanding	420	419
Additional paid - in capital	122,616	122,514
Retained earnings (accumulated deficit)	(16,937)	1,195
Accumulated other comprehensive income	1,550	4,089
Treasury stock - common, 812 and 812 shares, at cost	(20)	(20)

Total shareholders’ equity	107,629	128,197

Total liabilities and shareholders’ equity	$1,328,475	$1,444,097

*	The consolidated balance sheet at December 31, 2011 has been derived from audited financial statements at that date.

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Six Months Ended
(Dollars in thousands, Except per Share Data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest and dividend income
Interest and fees on loans	$10,044	$12,383	$21,150	$24,818
Interest and dividends on investment securities
Taxable	1,029	2,364	2,337	4,459
Tax-exempt	474	769	1,088	1,540
Short-term investments	82	21	143	45

Total interest and dividend income	11,629	15,537	24,718	30,862

Interest expense
Interest on deposits	1,862	2,359	3,840	4,884
Interest on short-term borrowings	41	95	93	218
Interest on long-term debt	180	273	397	562

Total interest expense	2,083	2,727	4,330	5,664

Net interest income	9,546	12,810	20,388	25,198
Provision for loan losses	23,000	21,230	42,200	24,425

Net interest income after provision for loan losses	(13,454)	(8,420)	(21,812)	773

Noninterest income
Service charges on deposit accounts	1,543	1,645	3,062	3,130
Other service charges, commissions and fees	284	327	598	697
Trust department income	1,116	1,034	2,252	2,046
Brokerage income	421	484	784	888
Mortgage banking activities	727	636	1,212	1,332
Earnings on life insurance	250	250	498	580
Merchant processing revenue	0	285	0	540
Other income (loss)	91	79	(14)	224
Investment securities gains	2,595	469	4,826	848

Total noninterest income	7,027	5,209	13,218	10,285

Noninterest expense
Salaries and employee benefits	4,977	4,176	9,634	9,008
Occupancy expense	513	477	1,027	1,039
Furniture and equipment	727	692	1,405	1,373
Data processing	134	349	263	661
Telephone	182	165	342	341
Advertising and bank promotions	308	296	681	554
FDIC Insurance	710	762	1,231	1,312
Professional services	751	546	1,552	868
Taxes other than income	230	205	464	410
Collection expense	579	177	1,297	331
OREO expense	100	40	476	78
Intangible asset amortization	52	53	105	105
Other operating expenses	1,470	1,784	3,139	3,081

Total noninterest expenses	10,733	9,722	21,616	19,161

Income (loss) before income tax (benefit)	(17,160)	(12,933)	(30,210)	(8,103)
Income tax expense (benefit)	(7,246)	(2,310)	(12,078)	(1,307)

Net income (loss)	$(9,914)	$(10,623)	$(18,132)	$(6,796)

Per share information:
Basic earnings (loss) per share	$(1.23)	$(1.33)	$(2.25)	$(0.85)
Diluted earnings (loss) per share	(1.23)	(1.33)	(2.25)	(0.85)
Dividends per share	0.00	0.23	0.00	0.46

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$(9,914)	$(10,623)	$(18,132)	$(6,796)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	(118)	4,729	919	5,654
Reclassification adjustment for (gains) realized in net income	(2,595)	(469)	(4,826)	(848)

Net unrealized gains (losses)	(2,713)	4,260	(3,907)	4,806
Tax effect	949	(1,491)	1,368	(1,682)

	(1,764)	2,769	(2,539)	3,124

Unrealized holding gains (losses) in fair value of derivatives used for cash flow hedges	0	140	0	(129)
Reclassification adjustment for (gains) realized in net income	0	0	0	(118)

Net unrealized gains (losses)	0	140	0	(247)
Tax effect	0	(49)	0	86

	0	91	0	(161)

Total other comprehensive income (loss), net of tax and reclassification adjustments	(1,764)	2,860	(2,539)	2,963

Total comprehensive income (loss)	$(11,678)	$(7,763)	$(20,671)	$(3,833)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Six Months Ended June 30, 2012 and 2011
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2011	$416	$121,508	$38,680	$(88)	($32)	$160,484
Net income (loss)	0	0	(6,796)	0	0	(6,796)
Total other comprehensive income, net of taxes	0	0	0	2,963	0	2,963
Cash dividends ($0.46 per share)	0	0	(3,677)	0	0	(3,677)
Stock-based compensation plans:
Issuance of stock	1	473	0	0	0	474
Purchase of treasury stock (2,232 shares)	0	0	0	0	(54)	(54)
Issuance of treasury stock (2,719 shares)	0	(19)	0	0	66	47

Balance, June 30, 2011	$417	$121,962	$28,207	$2,875	($20)	$153,441

Balance, January 1, 2012	$419	$122,514	$1,195	$4,089	($20)	128,197
Net income (loss)	0	0	(18,132)	0	0	(18,132)
Total other comprehensive income (loss), net of taxes	0	0	0	(2,539)	0	(2,539)
Stock-based compensation plans:
Issuance of stock (8,879 shares)	1	68	0	0	0	69
Compensation expense	0	23	0	0	0	23
Issuance of stock under dividend reinvestment plan (1,407 shares)	0	11	0	0	0	11

Balance, June 30, 2012	$420	$122,616	$(16,937)	$1,550	($20)	$107,629

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Six Months Ended
(Dollars in Thousands, Except per Share Data)	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,132)	$(6,796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities available for sale	3,505	2,787
Depreciation and amortization	1,294	1,391
Provision for loan losses	42,200	24,425
Net change in loans held for sale	(2,272)	(2,252)
Net (gain) loss on disposal of other real estate owned	79	(30)
Write-down of other real estate owned	343	181
Deferred income taxes	(2,538)	(3,791)
Investment securities gains	(4,826)	(848)
Gain on sale of rate swap	0	(118)
Earnings on cash surrender value of life insurance	(432)	(521)
Decrease in accrued interest receivable	955	30
Increase (decrease) in accrued interest payable	(425)	26
Other, net	(9,644)	(1,307)

Net cash provided by operating activities	10,107	13,177

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest bearing deposits with banks and short term investments	(19,686)	(2,660)
Sales of available for sale securities	93,846	36,679
Maturities, repayments and calls of available for sale securities	38,444	29,359
Purchases of available for sale securities	(107,587)	(52,539)
Net proceeds (purchases) of restricted investments in bank stocks	263	(533)
Net (increase) decrease in loans	75,617	(48,546)
Investment in limited partnerships	0	(55)
Purchases of bank premises and equipment	(781)	(600)
Proceeds from disposal of other real estate owned	1,536	388
Proceeds from sale of rate swap	0	118
Purchases of bank owned life insurance	0	(500)

Net cash provided (used) by investing activities	81,652	(38,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(72,518)	71,819
Net decrease in short term purchased funds	(7,520)	(24,972)
Payments on long-term debt	(15,656)	(20,425)
Dividends paid	0	(3,677)
Proceeds from issuance of common stock	103	474
Purchase of treasury stock	0	(54)
Net proceeds from issuance of treasury stock	0	47

Net cash provided (used) by financing activities	(95,591)	23,212

Net decrease in cash and cash equivalents	(3,832)	(2,500)
Cash and cash equivalents at beginning of period	19,630	19,200

Cash and cash equivalents at end of period	$15,798	$16,700

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,755	$5,638
Income taxes	1,267	3,591
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$2,130	$556

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

Basis of Presentation - The unaudited financial statements of the Company and its subsidiary are presented for the three and six months ended June 30, 2012 and 2011 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2011 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2011.

All significant intercompany transactions and accounts have been eliminated. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Subsequent Events - GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after June 30, 2012, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

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

Restricted Investments in Bank Stocks - Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of June 30, 2012 and December 31, 2011, and consists of common stock of the Federal Reserve Bank of Philadelphia, Atlantic Central Bankers Bank and the Federal Home Loan Bank (“FHLB”) of Pittsburgh stocks.

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

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of June 30, 2012. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of June 30, 2012 is no assurance that impairment may not occur in the future.

Interest-Bearing Deposits in Banks - Interest bearing deposits in banks are due on demand or mature within one year and are carried at cost.

Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of June 30, 2012 and December 31, 2011 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The Company had no debt securities it deemed to be other than temporarily impaired at June 30, 2012 and December 31, 2011.

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

Allowance for Loan Losses - The allowance for loan losses is reestablished as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Loans Serviced - The Bank administers secondary market mortgage programs available through the FHLB of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At June 30, 2012 and December 31, 2011 the balance of loans serviced for others was $309,117,000 and $299,998,000.

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

Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of carrying value or fair value less estimated costs to sell the underlying collateral. Capitalized costs include accrued interest and any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $2,337,000 and $2,165,000 as of June 30, 2012 and December 31, 2011 and is included in other assets.

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

The component of accumulated other comprehensive income, net of taxes, at June 30, 2012 and December 31, 2011 consisted of unrealized gains on securities available for sale and totaled $1,550,000 and $4,089,000.

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

NOTE 2. SECURITIES AVAILABLE FOR SALE

At June 30, 2012 and December 31, 2011, the investment securities portfolio was comprised exclusively of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at June 30, 2012 and December 31, 2011 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
U.S. Treasury	$14,994	$0	$11	$14,983
U.S. Government Sponsored Enterprises (GSE)	39,855	171	34	39,992
States and political subdivisions	38,803	1,254	15	40,042

GSE residential mortgage-backed securities	186,736	1,211	207	187,740

Total debt securities	280,388	2,636	267	282,757
Equity securities	305	27	11	321

Totals	$280,693	$2,663	$278	$283,078

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$41,563	$2,081	$22	$43,622
States and political subdivisions	75,232	2,852	33	78,051
GSE residential mortgage-backed securities	186,018	1,783	217	187,584

Total debt securities	302,813	6,716	272	309,257
Equity securities	1,260	41	193	1,108

Totals	$304,073	$6,757	$465	$310,365

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
U.S. Treasury	$14,983	$11	$0	$0	$14,983	$11
U.S. Government Sponsored Enterprises (GSE)	16,682	34	0	0	16,682	34
States and political subdivisions	2,063	15	0	0	2,063	15
GSE residential mortgage-backed securities	46,095	169	4,134	38	50,229	207

Total debt securities	79,823	229	4,134	38	83,957	267
Equity securities	0	0	68	11	68	11

Total temporarily impaired securities	$79,823	$229	$4,202	$49	$84,025	$278

December 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$8,685	$22	$0	$0	$8,685	$22
States and political subdivisions	0	0	1,467	33	1,467	33
GSE residential mortgage-backed securities	45,019	217	0	0	45,019	217

Total debt securities	53,704	239	1,467	33	55,171	272
Equity securities	751	193	0	0	751	193

Total temporarily impaired securities	$54,455	$432	$1,467	$33	$55,922	$465

The Company had 29 securities and 35 securities at June 30, 2012 and December 31, 2011 in which the amortized cost exceeds their values, as discussed below.

U.S. Treasuries and Government Sponsored Enterprises (GSE). Four U.S Treasuries and 20 GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, all but one of which are in the less than 12 months category at June 30, 2012. At December 31, 2011, the Company had 15 GSE securities with unrealized losses, all of which were in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012 or at December 31, 2011.

State and Political Subdivisions. Three state and political subdivision securities had an amortized cost which exceeded their fair value for less than 12 months at June 30, 2012. At December 31, 2011, two state and political subdivision securities had unrealized losses, both of which were greater than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012 or at December 31, 2011.

Equity Securities. Two equity securities have cost which exceeds their fair value, both of which had unrealized losses for greater than 12 months at June 30, 2012. At December 31, 2011, 18 equity securities had unrealized losses, all of which had unrealized losses for less than 12 months. These securities are among various industries, including financial, industrial, consumer, energy, health care and a large cap fund, In considering whether the equity securities are other-than-temporarily impaired, management reviews the severity and duration of decline in fair value, research reports, analysts recommendations, credit rating changes, news stories and other relevant information. Management believes the equity securities are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Company recorded no other than temporary impairment expense on equity securities for the three or six months ended June 30, 2012 and 2011.

The amortized cost and fair values of securities available for sale at June 30, 2012 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,150	$4,179
Due after one year through five years	43,122	43,222
Due after five years through ten years	22,309	22,728
Due after ten years	24,071	24,888
GSE residential mortgage-backed securities	186,736	187,740

Total debt securities	280,388	282,757
Equity securities	305	321

	$280,693	$283,078

Gross gains on the sales of securities were $2,706,000 and $500,000 for the quarters ended June 30, 2012 and 2011. Gross losses on the sales of securities available for sale were $111,000 and $31,000 for the quarters ended June 30, 2012 and 2011. Gross gains on the sales of securities were $4,966,000 and $921,000 for the six months ended June 30, 2012 and 2011. Gross losses on the sales of securities were $140,000 and $73,000 for the six months ended June 30, 2012 and 2011.

Securities with a fair value of $238,976,000 and $283,501,000 at June 30, 2012 and December 31, 2011 were pledged to secure public funds and for other purposes as required or permitted by law.

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

The Company originates loans to its retail customers, including fixed-rate and adjustable rate first lien mortgage loans with the underlying 1-4 family owner-occupied residential property securing the credit. The Company’s risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards which limit the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.

Home equity loans, including term loans and lines of credit, present a slightly higher risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner-occupied residential property, but can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The credit worthiness of the borrower is considered including credit scores and debt-to-income ratios, which generally cannot exceed 38%.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes, as of June 30, 2012 and December 31, 2011 was as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$170,948	$199,646
Non-owner occupied	149,819	141,037
Multi-family	30,239	27,327
Acquisition and development:
1-4 family residential construction	4,610	7,098
Commercial and land development	49,153	77,564
Commercial and industrial	211,717	277,900
Residential mortgage:
First lien	117,642	104,327
Home equity - term	14,826	37,513
Home equity - Lines of credit	81,319	80,951
Installment and other loans	7,707	12,077

	$837,980	$965,440

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

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000. Loan review documentation is submitted to the Credit Administration Committee quarterly with a formal review and rating as presented by independent loan review personnel. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, with reaffirmation of the rating as recommended by the Bank’s Problem Loan Committee or independent loan review personnel. In addition to the policy and procedure guidelines noted above, the Company expanded its review coverage during the last three quarters of 2011 in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed. The Company will continue with this expanded review throughout 2012.

The following summarizes the Bank’s ratings based on its internal risk rating system as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2012:
Commercial real estate:
Owner-occupied	$138,056	$14,141	$10,727	$7,834	$190	$170,948
Non-owner occupied	107,427	11,596	15,330	15,466	0	149,819
Multi-family	18,014	7,812	4,227	186	0	30,239
Acquisition and development:
1-4 family residential construction	1,647	436	533	1,269	725	4,610
Commercial and land development	16,304	9,482	9,821	12,914	632	49,153
Commercial and industrial	158,368	27,874	8,541	15,196	1,738	211,717
Residential mortgage:
First lien	111,245	1,783	1,787	2,827	0	117,642
Home equity - term	14,568	50	166	42	0	14,826
Home equity - Lines of credit	78,579	1,034	1,669	37	0	81,319
Installment and other loans	7,656	42	6	3	0	7,707

	$651,864	$74,250	$52,807	$55,774	$3,285	$837,980

December 31, 2011:
Commercial real estate:
Owner-occupied	$161,695	$19,820	$8,321	$8,828	$982	$199,646
Non-owner occupied	93,379	19,689	7,785	16,661	3,523	141,037
Multi-family	14,896	7,581	1,387	1,328	2,135	27,327
Acquisition and development:
1-4 family residential construction	3,361	724	831	2,182	0	7,098
Commercial and land development	28,513	16,274	13,713	19,064	0	77,564
Commercial and industrial	190,675	19,859	14,232	50,047	3,087	277,900
Residential mortgage:
First lien	102,398	0	596	1,333	0	104,327
Home equity - term	36,290	0	638	585	0	37,513
Home equity - Lines of credit	80,881	0	70	0	0	80,951
Installment and other loans	12,075	0	2	0	0	12,077

	$724,163	$83,947	$47,575	$100,028	$9,727	$965,440

Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are deemed impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed, to determine if the loan should be placed in nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values will be incorporated into the impairment analysis as of the next reporting period. In the event an updated appraisal that requires a higher impairment reserve is received after a reporting period, but prior to the issuance of the financial statements, an evaluation is made as to the significance of the difference and whether the amounts need to be reflected in the financial statements not yet issued.

Loan charge-offs, which may include partial charge-offs, are taken on an impaired loan that is collateral dependent if the loan’s carrying balance exceeds its collateral’s appraised value; the loan has been identified as uncollectible; and it is deemed to be a confirmed loss. Typically, impaired loans with a charge-off or partial charge-off will continue to be considered impaired, unless the note is split into two, and management expects the performing note to continue to perform and is adequately secured. The second, or non-performing note, would be charged-off. As of the periods presented, the Company has no loans to borrowers that resulted from splitting impaired loans into multiple notes. Generally, an impaired loan with a partial charge-off will continue to have an impairment reserve on it after the partial charge-off, if factors warrant.

As of June 30, 2012 and December 31, 2011, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for certain troubled debt restructurings not in nonaccrual status. By definition, troubled debt restructurings are considered impaired. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

At the time a real estate-secured loan is deemed impaired, management determines whether an updated certified appraisal of the real estate is necessary to assist in determining the extent of an impairment reserve, if any. The decision for requiring an updated appraisal takes into consideration the age of the most recent appraisal, the loan-to-value ratio based on the original certified appraisal, the Company’s recent experience and knowledge of market conditions, recent list prices or broker opinions, the condition of the property, and environmental factors. If market conditions have changed significantly from the date of the most recent appraisal, an updated appraisal will be obtained. As of October 1, 2011, the Company amended its policy, which now requires annual updated appraisals for criticized loans in excess of $250,000. In many cases the “as is value” provided in the appraisal is used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

Generally impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the one that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

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

•

Discounted cash flows - In limited cases, discounted cash flows may be used on projects in which the collateral is liquidated to reduce the borrowings outstanding, and is also used to validate collateral values derived from other approaches.

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

The Company distinguishes Substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. “Substandard” classification does not automatically meet the definition of “impaired”. A Substandard credit is one that is inadequately protected by current sound worth or paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard credits, does not have to exist in individual extensions of credit classified Substandard. As a result, the Company revised its methodology in its evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “Substandard” to be collectively evaluated for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “Substandard”, they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Generally, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2012 and December 31, 2011. In the first quarter of 2012, the Company began to more aggressively charge off specific reserve allocations on impaired loans rather than to carry related allowances. At December 31, 2011, specific reserves related to anticipated closing costs, additional market discounts on appraisal values and specific reserves identified during periods subsequent to the balance sheet. Allowances established at June 30, 2012 generally pertain to those credits in which an updated appraisal is pending, and the partial charge-off will be recorded when received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$8,024	$11,162
Non-owner occupied	1,274	1,274	346	14,192	25,667
Multi - family	0	0	0	186	2,969
Acquisition and development:
1-4 family residential construction	725	725	413	1,269	3,756
Commercial and land development	632	632	363	12,914	28,420
Commercial and industrial	1,830	1,830	945	15,104	25,636
Residential mortgage:
First lien	453	453	8	2,374	2,826
Home equity - term	0	0	0	42	277
Home equity - lines of credit	0	0	0	37	37
Installment and other loans	0	0	0	3	3

	$4,914	$4,914	$2,075	$54,145	$100,753

December 31, 2011

Commercial real estate:
Owner-occupied	$5,016	$5,200	$1,762	$4,794	$4,838
Non-owner occupied	16,682	20,472	6,876	3,502	4,071
Multi - family	3,129	5,117	1,213	334	334
Acquisition and development:
1-4 family residential construction	2,182	3,715	926	0	0
Commercial and land development	10,657	13,899	4,369	8,407	9,712
Commercial and industrial	46,685	47,256	14,591	6,449	6,551
Residential mortgage:
First lien	1,122	1,122	9	211	211
Home equity - term	41	41	42	544	709

	$85,514	$96,822	$29,788	$24,241	$26,426

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired as of June 30:

	Three Months Ended June 30,
	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance
Commercial real estate:
Owner-occupied	$10,336	$4	$1,727
Non-owner occupied	16,911	293	1,589
Multi-family	1,175	0	1,533
Acquisition and development:
1-4 family residential construction	1,620	2	66
Commercial and land development	13,358	116	5,231
Commercial and industrial	26,742	72	20,182
Residential mortgage:
First lien	1,657	27	466
Home equity - term	304	2	710
Home equity - lines of credit	19	0	0
Installment and other loans	2	0	0

Total	$72,124	$516	$31,504

	Six Months Ended June 30,
	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance
Commercial real estate:
Owner-occupied	$10,161	$44	$1,380
Non-owner occupied	18,002	360	1,747
Multi-family	1,938	0	1,052
Acquisition and development:
1-4 family residential construction	1,807	2	44
Commercial and land development	15,260	187	3,487
Commercial and industrial	35,539	226	17,027
Residential mortgage:
First lien	1,549	27	467
Home equity - term	398	2	710
Home equity - lines of credit	12	0	0
Installment and other loans	1	0	0

Total	$84,667	$848	$25,914

The following presents impaired loans that are troubled debt restructurings, as well as the number of loans modified as of June 30, 2012 and December 31, 2011:

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Six Months Ended June 30,
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
June 30, 2012
Accruing:
Commercial real estate:
Non-owner occupied	2	$2,008	0	$0
Commercial and industrial	2	334	0	0
Residential mortgage:
First lien	1	453	0	0
Home equity - lines of credit	1	37	1	37

	6	2,832	1	37

Nonaccruing:
Commercial real estate:
Owner-occupied	2	709	0	0
Non-owner occupied	1	193	0	0
Acquisition and development:
Commercial and land development	4	1,671	0	0
Commercial and industrial	9	3,709	1	203
Residential mortgage:
First lien	1	299	1	299

	17	6,581	2	502

	23	$9,413	3	$539

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Year Ending December 31, 2011
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$924	1	$924
Non-owner occupied	2	2,039	2	2,039
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	2	1,061	2	1,061
Commercial and industrial	10	23,434	10	23,434
Residential mortgage:

First lien	1	459	0	0

	16	27,917	15	27,458

Nonaccruing:
Commercial real estate:
Owner-occupied	1	54	1	54
Non-owner occupied	1	221	1	221
Acquisition and development:
Commercial and land development	3	3,179	3	3,179
Commercial and industrial	10	5,648	10	5,648
Residential mortgage:
Home equity - term	1	544	0	0

	16	9,646	15	9,102

	32	$37,563	30	$36,560

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

Troubled debt restructurings included in nonaccrual status at June 30, 2012 were designated as such either due to the borrower defaulting on the modified terms within the past twelve months, or management’s determination the borrower would not be able to continue to meet debt service requirements for a sustainable period of time or where newly restructured debts had not yet reached a minimum of 6 months of performance according to modifications. As of June 30, 2012, 17 loans totaling $6,581,000 were in default of their restructured terms.

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2012 and December 31, 2011:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2012
Commercial real estate:
Owner-occupied	$161,362	$434	$782	$346	$1,562	$8,024	$170,948
Non-owner-occupied	136,239	122	0	0	122	13,458	149,819
Multi-family	29,188	198	400	267	865	186	30,239
Acquisition and development:
1-4 family residential construction	2,808	391	0	142	533	1,269	4,610
Commercial and land development	34,699	721	27	159	907	13,547	49,153
Commercial and industrial	193,329	206	602	255	1,063	17,325	211,717
Residential mortgage:
First lien	112,460	1,443	604	106	2,153	3,029	117,642
Home equity - term	14,688	72	0	0	72	66	14,826
Home equity - Lines of credit	81,163	129	27	0	156	0	81,319
Installment and other loans	7,633	46	15	0	61	13	7,707

	$773,569	$3,762	$2,457	$1,275	$7,494	$56,917	$837,980

December 31, 2011
Commercial real estate:
Owner-occupied	$188,679	$2,135	$0	$0	$2,135	$8,832	$199,646
Non-owner-occupied	122,816	75	0	0	75	18,146	141,037
Multi-family	23,864	0	0	0	0	3,463	27,327
Acquisition and development:
1-4 family residential construction	4,916	0	0	0	0	2,182	7,098
Commercial and land development	59,121	440	0	0	440	18,003	77,564
Commercial and industrial	246,696	1,341	15	0	1,356	29,848	277,900
Residential mortgage:

First lien	100,215	1,637	547	0	2,184	1,928	104,327
Home equity - term	35,998	283	9	0	292	1,223	37,513
Home equity - Lines of credit	80,783	98	0	0	98	70	80,951
Installment and other loans	11,932	141	2	0	143	2	12,077

	$875,020	$6,150	$573	$0	$6,723	$83,697	$965,440

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

In addition to the changes mentioned under ASC 450-20, the Company refined its methodology under ASC 310-10-35 in the manner in which partial charge offs are calculated. Based on management’s assessment and in compliance with regulatory guidance, the Company will generally incur partial charge offs in total by the amount a loan’s carrying value exceeds its fair value, less discount for market conditions and costs to dispose, eliminating the need for specific reserves. This will be accomplished by charging the loan off to a level below the fair market value, or appraisal value, of collateral less costs to sell. This method will result in the loan being carried at the fair market value of collateral, less any discounted determined necessary based on current market conditions, less costs to dispose of the asset. As a result, the Company experienced significantly higher charge-offs than would have been incurred in prior periods. Management estimates that charge-offs for the six months ended June 30, 2012 were increased by $43,000,000 when compared to methods used over prior periods. In direct correlation with this change in methodology, the historical loss rates have been elevated when compared to prior periods which does affect the reserves held under ASC 450-20. Management believes this is a more conservative method for calculating the allowance for loan losses.

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

Activity in the allowance for loan losses for three months ended June 30, 2012 and 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2012
Balance, beginning of period	$10,836	$6,719	$7,242	$1,301	$45	$2,013	$28,156
Provision for loan losses	13,000	2,549	7,824	(377)	79	(75)	23,000
Charge-offs	(10,039)	(2,665)	(3,890)	(44)	(57)	0	(16,695)
Recoveries	1,407	200	158	7	2	0	1,774

Balance, end of period	$15,204	$6,803	$11,334	$887	$69	$1,938	$36,235

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2011
Balance, beginning of period	$4,884	$3,245	$8,212	$1,712	$93	$252	$18,398
Provision for loan losses	2,894	4,357	12,138	517	13	1,311	21,230
Charge-offs	(542)	(2,576)	(9,218)	(79)	(17)	0	(12,432)
Recoveries	8	0	0	0	8	0	16

Balance, end of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212

Activity in the allowance for loan losses for six months ended June 30, 2012 and 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2012
Balance, beginning of period	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715
Provision for loan losses	21,772	6,399	13,387	215	55	372	42,200
Charge-offs	(21,846)	(9,977)	(19,814)	(272)	(69)	0	(51,978)
Recoveries	1,414	673	192	11	8	0	2,298

Balance, end of period	$15,204	$6,803	$11,334	$887	$69	$1,938	$36,235

June 30, 2011
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	3,165	5,835	13,600	427	0	1,398	24,425
Charge-offs	(1,253)	(2,576)	(9,263)	(140)	(24)	0	(13,256)
Recoveries	8	0	0	0	15	0	23

Balance, end of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2012
Loans allocated by:
Individually evaluated for impairment	$23,676	$15,540	$16,934	$2,906	$3	$0	$59,059
Collectively evaluated for impairment	327,330	38,223	194,783	210,881	7,704	0	778,921

	$351,006	$53,763	$211,717	$213,787	$7,707	$0	$837,980

Allowance for loan losses allocated by:
Individually evaluated for impairment	$346	$776	$945	$8	$0	$0	$2,075
Collectively evaluated for impairment	14,858	6,027	10,389	879	69	1,938	34,160

	$15,204	$6,803	$11,334	$887	$69	$1,938	$36,235

December 31, 2011
Loans allocated by:
Individually evaluated for impairment	$33,457	$21,246	$53,134	$1,918	$0	$0	$109,755
Collectively evaluated for impairment	334,553	63,416	224,766	220,873	12,077	0	855,685

	$368,010	$84,662	$277,900	$222,791	$12,077	$0	$965,440

Allowance for loan losses allocated by:
Individually evaluated for impairment	$9,851	$5,295	$14,591	$51	$0	$0	$29,788
Collectively evaluated for impairment	4,013	4,413	2,978	882	75	1,566	13,927

	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715

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

During the three months ended March 31, 2011, the Company sold one of its interest rate swaps and recognized an $118,000 gain on the sale, which was included as ineffective, once it no longer qualified as a hedge. The second interest rate swap was sold in the third quarter of 2011 and as of December 31, 2011, there were no interest rate swaps remaining.

A roll forward of the unrealized gains (losses) on the derivatives, and the effects on the Company’s income statement for the three and six months ended June 30, 2011 was as follows:

(Dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Unrealized gains on derivatives in cash flow from hedging relationship, beginning of period	$530	$918
Amount of gain recognized in other comprehensive income on derivative for effective portion of cash flow hedge	252	130
Amount of gain reclassified from accumulated other comprehensive income into interest income	(100)	(235)
Amount of gain recognized as noninterest income for the ineffective portion of the cash flow hedge	(11)	(142)

Unrealized gains on derivatives in cash flow from hedging relationship, end of period	$671	$671

NOTE 5. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to financial holding companies.

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2012 and December 31, 2011 the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of June 30, 2012 and December 31, 2011 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$106,227	11.7%	$72,732	8.0%	n/a	n/a
Orrstown Bank	103,515	11.4%	72,685	8.0%	$90,856	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	94,545	10.4%	36,366	4.0%	n/a	n/a
Orrstown Bank	91,840	10.1%	36,342	4.0%	54,514	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	94,545	6.7%	56,323	4.0%	n/a	n/a
Orrstown Bank	91,840	6.5%	56,365	4.0%	70,457	5.0%

December 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,621	13.0%	$83,090	8.0%	n/a	n/a
Orrstown Bank	127,529	12.3%	82,899	8.0%	$103,624	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,249	11.7%	41,545	4.0%	n/a	n/a
Orrstown Bank	114,187	11.0%	41,450	4.0%	62,175	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,249	8.2%	58,851	4.0%	n/a	n/a
Orrstown Bank	114,187	7.8%	58,682	4.0%	73,352	5.0%

NOTE 6. EARNINGS PER SHARE

Earnings per share for the three and six months ended June 30, 2012 and June 30, 2011 were as follows:

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$(9,914)	$(10,623)	$(18,132)	$(6,796)

Weighted average shares outstanding	8,065	8,000	8,060	7,994

Impact of common stock equivalents	0	0	0	19

Weighted average shares outstanding (diluted)	8,065	8,000	8,060	8,013

Per share information:
Basic earnings (loss) per share	$(1.23)	$(1.33)	$(2.25)	$(0.85)
Diluted earnings (loss) per share	(1.23)	(1.33)	(2.25)	(0.85)

Stock options for 314,000 and 371,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2012 and 2011, and stock options for 330,000 and 289,000 shares of common stock were not considered for the six months ended June 30, 2012 and 2011 as they were anti-dilutive.

NOTE 7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

	Contract or Notional Amount
(Dollars in thousands)	June 30, 2012	December 31, 2011
Commitments to fund:
Revolving, open ended home equity loans	$78,027	$80,197
1-4 family residential construction loans	1,586	2,021
Commercial real estate, construction and land development loans	2,931	31,788
Commercial, industrial and other loans	69,106	91,530
Standby letters of credit	17,832	25,751

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of June 30, 2012 and December 31, 2011, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $851,000 and $782,000 at June 30, 2012 and December 31, 2011 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended June 30, 2012 and 2011, ($34,000) and $250,000 was charged to other noninterest expense for this exposure, and for the six months ended June 30, 2012 and 2011, the amount expensed was $69,000 and $250,000.

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of each individual total of loans sold under the MPF Program was $132,735,000, with limited recourse back to the Company on these loans of $8,420,000. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure.

NOTE 8. FAIR VALUE DISCLOSURES

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

The Company had no fair value liabilities at June 30, 2012 and December 31, 2011. A summary of assets at June 30, 2012 and December 31, 2011, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2012
Securities available for sale:
U.S. Treasury	$0	$14,983	$0	$14,983
U.S. Government Sponsored Enterprises (GSE)	0	39,992	0	39,992
States and political subdivisions	0	40,042	0	40,042

GSE residential mortgage-backed securities	0	187,740	0	187,740

Total debt securities	0	282,757	0	282,757

Equity securities:
Financial services	124	69	0	193
Other	128	0	0	128

Total equity securities	252	69	0	321

Total securities	$252	$282,826	$0	$283,078

December 31, 2011
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$43,622	$0	$43,622
States and political subdivisions	0	78,051	0	78,051
GSE residential mortgage-backed securities	0	187,584	0	187,584

Total debt securities	0	309,257	0	309,257

Equity securities:
Diversified	37	0	0	37
Energy	141	0	0	141
Financial services	166	70	0	236
Industrials	150	0	0	150
Technology	221	0	0	221
Other	323	0	0	323

Total equity securities	1,038	70	0	1,108

Total securities	$1,038	$309,327	$0	$310,365

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis; however not all impaired loans have an allocation to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $2,075,000 and $29,788,000 at June 30, 2012 and December 31, 2011.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at June 30, 2012 and December 31, 2011 were $449,000 and $365,000.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income as less than its carrying value, in which case a lower of cost or fair value charge is taken. As of June 30, 2012 and December 31, 2011, a $533,000 and $284,000 lower of cost or fair value reserve existed on the mortgage servicing rights portfolio.

A summary of assets at June 30, 2012 and December 31, 2011 measured at fair value on a nonrecurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2012
Impaired loans, net	$0	$0	$45,983	$45,983
Foreclosed real estate	0	0	1,141	1,141
Mortgage servicing rights	0	0	2,112	2,112

December 31, 2011
Impaired loans, net	$0	$0	$55,726	$55,726
Foreclosed real estate	0	0	1,378	1,378
Mortgage servicing rights	0	0	2,253	2,253

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2012
Impaired loans	$45,983	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount
Foreclosed real estate	1,141	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount
Mortgage servicing rights	2,112	Discounted cash flows	Remaining term Discount rate	4.0 years 10.70%

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2012:
Financial Assets
Cash and due from banks	$15,798	$15,798	$15,798	$0	$0
Interest bearing deposits with banks	109,725	109,725	109,725	0	0
Restricted investments in bank stock	11,495	11,495	0	0	11,495

Securities available for sale	283,078	283,078	252	282,826	0
Loans held for sale	4,825	4,825	0	4,825	0
Loans, net of allowance for loan losses	801,745	813,627	0	0	813,627
Accrued interest receivable	3,593	3,593	0	1,059	2,534
Mortgage servicing rights	2,112	2,112	0	0	2,112
Financial Liabilities
Deposits	1,144,384	1,148,716	0	1,148,716	0
Short-term borrowings	27,493	27,493	0	27,493	0
Long-term debt	38,142	39,384	0	39,384	0
Accrued interest payable	482	482	0	482	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2011:
Financial Assets
Cash and due from banks	$19,630	$19,630
Interest bearing deposits with banks	90,039	90,039
Restricted investments in bank stock	11,758	11,758
Securities available for sale	310,365	310,365
Loans held for sale	2,553
Loans, net of allowance for loan losses	921,725	925,923
Accrued interest receivable	4,548	4,548
Mortgage servicing rights	2,253	2,253
Financial Liabilities
Deposits	$1,216,902	$1,222,058
Short-term borrowings	35,013	35,013
Long-term debt	53,798	54,998
Accrued interest payable	907	907
Off-balance sheet instruments	0	0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the “Company”) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank (the “Bank”). The following is a discussion of our consolidated financial condition at June 30, 2012 and results of operations for the three and six months ended June 30, 2012. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Company has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Company’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, including changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, changes in the rate of inflation, changes in technology, our ability to attract skilled personnel and retain key members of our senior management team, the intensification of competition within the Company’s market area, the outcome of litigation against the Company and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Report, see “Important Factors Relating to Forward Looking Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. As of June 30, 2012 and December 31, 2011, management had concluded that no valuation allowance was needed on its net deferred tax asset.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

SUMMARY OF FINANCIAL RESULTS

The Company recorded a net loss of $9,914,000 for the second quarter of 2012 compared to a net loss of $10,623,000 for the same period in 2011. Basic and diluted earnings (loss) per share (EPS) for the second quarter of 2012 were ($1.23), compared to ($1.33) for the second quarter of 2011. On a year-to-date basis, the net loss recorded for the period was $18,132,000 for 2012, compared to a net loss of $6,796,000 for the same period in 2011. Basic and diluted earnings (loss) per share totaled ($2.25) for the six months ended June 30, 2012 compared to ($0.85) in 2011.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

	Three Months Ended		Six Months Ended
	June, 30, 2012	June, 30, 2011	June, 30, 2012	June, 30, 2011
Return on average assets	(2.81)%	(2.77)%	(2.55)%	(0.90)%
Return on average tangible assets	(2.80)%	(2.80)%	(2.54)%	(0.90)%
Return on average equity	(33.81)%	(26.03)%	(29.63)%	(8.44)%
Return on average tangible equity	(33.97)%	(29.69)%	(29.76)%	(9.57)%
Average equity / average assets	8.31%	10.65%	8.61%	10.65%

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

	June 30, 2012	June 30, 2011
For Quarter Ended:
Return on Average Assets (GAAP basis)	(2.81)%	(2.77)%
Effect of excluding average intangible assets and related amortization, net of tax	0.01%	(0.03)%

Return on Average Tangible Assets	(2.80)%	(2.80)%

Return on Average Equity (GAAP basis)	(33.81)%	(26.03)%
Effect of excluding average intangible assets and related amortization, net of tax	(0.16)%	(3.66)%

Return on Average Tangible Equity	(33.97)%	(29.69)%

	June 30, 2012	June 30, 2011
For Six Months Ended:
Return on Average Assets (GAAP basis)	(2.55)%	(0.90)%
Effect of excluding average intangible assets and related amortization, net of tax	0.01%	0.00%

Return on Average Tangible Assets	(2.54)%	(0.90)%

Return on Average Equity (GAAP basis)	(29.63)%	(8.44)%
Effect of excluding average intangible assets and related amortization, net of tax	(0.13)%	(1.13)%

Return on Average Tangible Equity	(29.76)%	(9.57)%

(Dollars in thousands, except per share data)	June 30, 2012	December 31, 2011
Common shareholders’ equity	$107,629	$128,197
Less: Intangible assets	936	1,041

Tangible common equity	$106,693	$127,156

Total assets	$1,328,475	$1,444,097
Less: Intangible assets	936	1,041

Tangible assets	$1,327,539	$1,443,056

Tangible book value per share is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. A reconciliation of book value per share to tangible book value per share is as follows:

	June 30, 2012	December 31, 2011
Book value per share	$13.34	$15.92
Less: Intangible assets per share	0.11	0.13

Tangible book value per share	$13.23	$15.79

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

(Dollars in thousands)	June 30, 2012	June 30, 2011
For Quarter Ended:
Net interest income	$9,546	$12,810
Effect of tax exempt income	583	718

Net interest income, tax equivalent basis	$10,129	$13,528

For Six Months Ended:
Net interest income	$20,388	$25,198
Effect of tax exempt income	1,235	1,404

Net interest income, tax equivalent basis	$21,623	$26,602

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2012 COMPARED TO QUARTER ENDED JUNE 30, 2011

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

The “Average Balances and Interest Rates” table presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the quarters ended June 30, 2012 and 2011.

For the three months ended June 30, 2012, net interest income measured on a fully tax equivalent basis decreased $3,399,000 to $10,129,000 from $13,528,000 in the corresponding period in 2011. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,448,715,000 for the second quarter of 2011 to $1,344,493,000 for the same period in 2012. In addition, net interest margin decreased by 75 basis points, from 3.71% for the three months ended June 30, 2011 to 2.96% for the same period in 2012. The net interest spread for the three months ended June 30, 2012 was 2.88%, compared to 3.60% for the same period in 2011.

Interest income earned on loans decreased from $12,687,000 for the quarter ended June 30, 2011 to $10,372,000 for the same period in 2012, a $2,315,000 decline. Several factors have contributed to the decline. First, the average balance of impaired loans, which generally are in nonaccrual status, increased from $31,504,000 for the second quarter of 2011 to $72,124,000 for the same period in 2012. Additionally, the Company settled two floating for fixed rate interest rate swaps last year, and therefore there was no interest income from the swaps to enhance 2012’s yield. As a result of these two factors, combined with generally lower interest rates, the yield on loans declined from 4.96% for the second quarter of 2011 to 4.62% for the second quarter of 2012. In addition to lower yields, the average volume of loans declined from $1,013,111,000 for the three months ended June 30, 2011 to $880,371,000 for the same period in 2012. The Company has temporarily curbed its loan growth in order to address and enhance credit administration and underwriting processes and procedures.

Securities interest income also declined in 2012 and totaled $1,758,000 for the quarter ended June 30, 2012, a decrease of $1,789,000, compared to $3,547,000 for the same period in 2011. The average balance on securities has declined from $406,048,000 in the second quarter of 2011 to $337,180,000 for the same period in 2012, and is a reason for the decrease in securities interest income. As a result of the recent regulatory climate related to nontraditional funding sources, management anticipates it will not utilize brokered deposits to the extent it has in the past, and as such, as the brokered deposits matured, security proceeds were used to fund the payoff. In addition, the low interest rate environment has resulted in increased refinancing activity. This refinancing has resulted in accelerated prepayments on mortgage backed securities, many of which have premiums associated with them. As the prepayments have accelerated, the amortization of the premium has been faster than in the past, which has placed pressure on the yields earned on the securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities. The yields earned on securities were 2.09% for the second quarter of 2012, a 141 basis point decline as compared to the second quarter of 2011.

Interest expense on deposits and borrowings for the three months ended June 30, 2012 was $2,083,000, a decrease of $644,000, or 23.6%, from the $2,727,000 expensed in the same period in 2011. The Company’s cost of funds on interest bearing liabilities has declined from 0.87% for the quarter ended June 30, 2011 to 0.70% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings in 2012 compared to 2011, and as time deposits and long-term debt mature, it has also been able to replace the funds at slightly lower rates.

The Company’s net interest spread of 2.88 % declined 72 basis points in the quarter ended June 30, 2012 as compared to the same period in 2011. Net interest margin for the quarter ended June 30, 2012 was 2.96%, a 75 basis decline from 3.71% for the quarter ended June 30, 2011. Management anticipates continued pressure on the net interest margin in future quarters as the level of nonaccrual loans will continue to impact rates earned on loans and securities will continue to pay off or mature, and be reinvested at lower interest rates.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Average Balances and Interest Rates

	Three Months Ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$126,942	$82	0.25%	$29,556	$21	0.28%
Securities	337,180	1,758	2.09	406,048	3,547	3.50
Loans	880,371	10,372	4.62	1,013,111	12,687	4.96

Total interest-earning assets	1,344,493	12,212	3.58	1,448,715	16,255	4.47

Other assets	75,104			88,585

Total	$1,419,597			$1,537,300

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$514,762	$356	0.26	$466,086	$416	0.36
Savings deposits	74,938	31	0.17	71,806	36	0.20
Time deposits	495,844	1,475	1.20	596,138	1,907	1.28
Short term borrowings	42,738	41	0.42	72,943	95	0.52
Long term debt	47,675	180	1.52	44,936	273	2.43

Total interest bearing liabilities	1,175,957	2,083	0.70	1,251,909	2,727	0.87

Non-interest bearing demand deposits	116,838			111,957
Other	8,856			9,753

Total Liabilities	1,301,651			1,373,619
Shareholders’ Equity	117,946			163,681

Total	$1,419,597		0.63%	$1,537,300		0.76%

Net interest income (FTE)/net interest spread		10,129	2.88%		$13,528	3.60%

Net interest margin			2.96%			3.71%

Tax-equivalent adjustment		(583)			(718)

Net interest income		$9,546			$12,810

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2012 totaled $23,000,000, an increase over the second quarter of 2011’s provision of $21,230,000. As further discussed in the “Allowance for Loan Losses” section, the 2012 provision levels were impacted by several factors. First, in the second quarter of 2012, the Company sold classified loans with a book value of $28,598,000 for $19,702,000, resulting in an additional charge of $8,896,000. These loans were sold in order to reduce our classified assets and the effort and resources required to work out these problem loans. In addition, as a result of the sale of the loans, our quarterly charge-off percentage increased, thereby increasing the quantitative reserve allocation required in the determination of general pool allowances for non-impaired loans. Lastly, $21,583,000 of loans were placed in nonaccrual status during the quarter, and were generally collateral dependent, which resulted in $4,101,000 of impairment charge-offs or reserves established when placed in nonaccrual status.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $4,432,000 for the three months ended June 30, 2012, compared to $4,740,000 for the same period in 2011. The net decline in revenues can be attributed to several factors, including the following:

•	The Company sold its merchant service business in 2011, which had accounted for $285,000 of revenue in the second quarter of 2011 with no corresponding revenue in the same 2012 period.

•

Consistent with a trend noted in 2011, the Company has experienced a decline in overdraft charges, as consumers are spending less, and less likely to overdraw their account. This change in consumer behavior is the primary reason that service charges on deposit accounts declined from $1,645,000 for the three months ended June 30, 2011 to $1,543,000 for the same period in 2012.

•

Trust department and brokerage income, in total, increased $19,000, or 1.3%, to $1,537,000 for the three months ended June 30, 2012 compared to the same period in 2011 despite a volatile market. The Company has been able to attract new accounts and customers which contributed to the increase.

•

Mortgage banking activities revenue for the quarter ended June 30, 2012 was $727,000, a $91,000 increase from the 2011 quarter’s total of $636,000. The low interest rate environment has positively impacted loan origination volume, as refinancing activity has increased. However, the increase in revenues has been negatively impacted through acceleration of mortgage servicing rights amortization on loans sold with servicing retained.

Securities gains totaled $2,595,000 for the three months ended June 30, 2012 compared to $469,000 for the same period in 2011. Asset/liability management strategies, interest rate conditions, as well as maintaining capital levels factored into the decision to sell securities that resulted in elevated levels of security gains in the second quarter of 2012.

Noninterest Expenses

Noninterest expenses amounted to $10,733,000 for the three months ended June 30, 2012 compared to $9,722,000 for the corresponding prior year period. Asset quality and regulatory matters have contributed significantly to the increase in noninterest expenses, including the following:

•

Salaries and employee benefits totaled $4,977,000 for the three months ended June 30, 2012, compared to $4,176,000 for the three months ended June 30, 2011, an increase of $801,000, or 19%. The increase in salaries and employee benefits is largely the result of the establishment of the Company’s Special Assets Group to assist in working through troubled assets, as well as an increase in personnel in the Credit Administration Department. During the upcoming quarters, we expect that our salaries and employee benefit charges will exceed the prior years, as we expect to recruit and add additional talent to the Company’s executive and management ranks.

•

Collection and problem loan expenses totaled $579,000 for the three months ended June 30, 2012, compared to $177,000 for the three months ended June 30, 2011, an increase of $402,000. In order to properly monitor its impaired loans, the Company updates appraisals on its collateral and incurs legal expenses as it develops work out plans. Increased appraisal activity and legal expenses have led to the increased charges.

•

Real estate owned expenses, which includes regular maintenance and upkeep expenses as well as write-downs of properties to fair value less costs to dispose, increased $60,000 in the second quarter of 2012 compared to 2011. This increase is consistent with the higher number of properties that the Company owns and is managing, as well as continued softness in the real estate market, which has led to lower appraised values and further write-downs of properties.

•

Professional service fees, including loan review assistance, legal fees and accounting expenses, have increased $205,000 from $546,000 in the second quarter of 2011 to $751,000 in the same period in 2012. The increased complexity of the organization, as well as the increased costs of complying with regulatory orders received in the first quarter of 2012, have led to additional assistance required from professional service providers. The increases in these expense categories demonstrate the Company’s efforts to address the issues it currently faces in a diligent and expeditious manner. Over time we expect these fees to decrease as the Company hires additional expertise to address some of these matters in-house.

As noted in the “Noninterest Income” section, the Company sold its merchant services business in 2011. Data processing expenses of $231,000 were incurred in the three months ended June 30, 2011 pertaining to these revenues with no corresponding charges in 2012.

FDIC insurance premium expense totaled $710,000 for the second quarter of 2012, a 6.8% decline from the prior year. The reason for the decline is attributable to a lower asset base that is used in the assessment calculation.

Other noninterest expenses declined $314,000 from $1,784,000 for the three months ended June 30, 2011 to $1,470,000 for the three months ended June 30, 2012. The primary reason for the decline was due to a $250,000 reserve for off-balance sheet commitments established at June 30, 2011, whereas in the second quarter of 2012, a reversal of $34,000 was credited to the reserve.

In order to better understand how noninterest expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses noninterest expense, as a percentage of tax-equivalent net interest income and noninterest income. The Company’s efficiency ratio was 72.7% for the three months ended June 30, 2012, compared to 52.6% for the same period in 2011. The increase in the ratio is the result of increases in noninterest expenses combined with declining net interest income. As the Company continues to address its asset quality issues and regulatory concerns, it anticipates the efficiency ratio will remain elevated in comparison to historical results.

Income Tax Expense

The Company recorded an income tax benefit of $7,246,000 for the quarter ended June 30, 2012, compared to $2,310,000 for the same period in 2011. A meaningful comparison of income tax expense to levels of pre-tax income is its effective tax rate, which exceeds the 35% federal statutory rate primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

The Company’s effective tax rate was 42.2% for the quarter ended June 30, 2012, compared to 17.9% for the corresponding prior year period. The higher tax rate in 2012 compared to 2011 is due to assumptions used in calculating the 2011 tax provision, in which a lower effective tax rate was estimated for the year, in accordance with interim financial reporting guidance outlined in ASC 740-270-25.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Net Interest Income

For the six months ended June 30, 2012, net interest income measured on a fully tax equivalent basis decreased $4,979,000 to $21,623,000 from $26,602,000 in the corresponding period in 2011. A reason for the decrease in net interest income was a decrease in average earning assets from $1,434,265,000 for the first six months of 2011 to $1,362,904,000 for the same period in 2012. In addition, net interest margin decreased by 54 basis points, from 3.70% for the six months ended June 30, 2011 to 3.16% for the same period in 2012. The net interest spread for the six months ended June 30, 2012 was 3.08%, compared to 3.58% for the same period in 2011.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Average Balances and Interest Rates

	Six Months Ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$109,772	$143	0.25%	$23,749	$45	0.38%
Securities	335,913	4,011	2.39	415,787	6,828	3.29
Loans	917,219	21,799	4.75	994,729	25,393	5.10

Total interest-earning assets	1,362,904	25,953	3.81	1,434,265	32,266	4.50

Other assets	67,252			90,422

Total	$1,430,156			$1,524,687

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$528,217	$760	0.27	$443,289	$865	0.39
Savings deposits	74,479	62	0.17	69,735	74	0.21
Time deposits	486,867	3,018	1.24	597,975	3,945	1.33
Short term borrowings	45,354	93	0.41	84,489	218	0.52
Long term debt	49,376	397	1.62	47,467	562	2.38

Total interest bearing liabilities	1,184,293	4,330	0.73	1,242,955	5,664	0.92

Non-interest bearing demand deposits	113,233			109,551
Other	9,558			9,801

Total Liabilities	1,307,084			1,362,307
Shareholders’ Equity	123,072			162,380

Total	$1,430,156		0.65%	$1,524,687		0.80%

Net interest income (FTE)/net interest spread		21,623	3.08%		$26,602	3.58%

Net interest margin			3.16%			3.70%

Tax-equivalent adjustment		(1,235)			(1,404)

Net interest income		$20,388			$25,198

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Interest income earned on loans decreased from $25,393,000 for the six months ended June 30, 2011 to $21,799,000 in 2012, a 14.2% decline. Several factors have contributed to the decline. First, the average balance of impaired loans, which generally are in nonaccrual status, increased from $25,914,000 for the first six months of 2011 to $84,667,000 for the corresponding period in 2012. Additionally, the Company settled two floating for fixed rate interest rate swaps last year, and therefore there was no interest income from the swaps to enhance 2012’s yield compared to $235,000 included in interest income in 2011. As a result of these factors, combined with generally lower interest rates, the yield on loans declined from 5.10% for the first six months of 2011 to 4.75% for the first six months of 2012. In addition to lower yields, the average volume of loans declined from $994,729,000 for the six months ended June 30, 2011 to $917,219,000 for the same period in 2012. The Company has temporarily curbed its loan growth in order to address and enhance credit administration and underwriting processes and procedures.

Securities interest income also declined in 2012 and totaled $4,011,000 for the six months ended June 30, 2012, a decrease of $2,817,000 compared to $6,828,000 for the same period in 2011. The average balance on securities has declined significantly, from $415,787,000 in the first six months of 2011 to $335,913,000 for the same period in 2012, and is a reason for the decrease in securities interest income. As a result of the recent regulatory climate related to nontraditional funding sources, management anticipates it will not utilize brokered deposits to the extent it has in the past, and as such, as the brokered deposits matured, securities proceeds were used to fund the payoff. In addition, the low interest rate environment has resulted in increased refinancing activity. This refinancing has resulted in accelerated prepayments on mortgage backed securities, many of which have premiums associated with them. As the prepayments have accelerated, the amortization of the premium has been faster than in the past, which has placed pressure on the yields earned on the securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities. The yields earned on securities were 2.39% for the first six months of 2012, a 90 basis point decline from the same period in 2011.

Interest expense on deposits and borrowings for the six months ended June 30, 2012 was $4,330,000, a decrease of $1,334,000, or 23.4% from the $5,664,000 expensed in the same period in 2011. The Company’s cost of funds on interest bearing liabilities has declined from 0.92% for the six months ended June 30, 2011 to 0.73% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings accounts in 2012 compared to 2011, and as time deposits and long-term debt mature, it has been able to replace the funds with slightly lower rates as well.

The Company’s net interest spread of 3.08% and net interest margin of 3.16% have declined by 50 and 54 basis points for the six months ended June 30, 2012 compared to the same period in 2011. Management anticipates continued pressure on the net interest margin in future quarters as the level of nonaccrual loans will continue to impact rates earned on loans and securities that will continue to pay off or mature, and be reinvested at lower interest rates.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2012 totaled $42,200,000, compared to the first six months of 2011’s provision of $24,425,000. As further discussed in the “Allowance for Loan Losses” section, the Company downgraded some credits, including $65,032,000 which moved to nonaccrual status during the first six months of 2012, and were generally evaluated for impairment based on a collateral dependent approach. As real estate conditions remain soft, additional provisioning was required for these newly impaired loans. In addition, the Company sold classified loans with a book value of $28,598,000 for $19,702,000, resulting in an additional charge of $8,896,000. These loans were sold in order to reduce our classified assets, and the effort and resources required to work out these problem loans. As a result of the combination of these factors, the Company’s net charge offs during the six months ended June 30, 2012 were $49,680,000, as generally all specific reserves provided on impaired loans were charged against the allowance for loan losses during the first six months. This elevated level of charge offs significantly increased our two-year average historical loss factors, leading to additional general reserves required on non-criticized loans.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $8,392,000 for the six months ended June 30, 2012, compared to $9,437,000 for the same period in 2011. The net decline in revenues can be attributed to a number of factors, including the following:

•	The Company sold its merchant service business in 2011, which had accounted for $540,000 of revenue in the first six months of 2011 with no corresponding revenue in the same 2012 period.

•

Trust department and brokerage income increased $102,000, or 3.5%, to $3,036,000 for the six months ended June 30, 2012 compared to 2011 as a result of the number of accounts under management by the Company increasing.

•

Mortgage banking activities revenue for the six months ended June 30, 2012 was $1,212,000, a $120,000 decline from $1,332,000 for the first six months of 2011. Although the low interest rate environment has positively impacted loan origination volume and related income, this rate environment negatively impacted the mortgage servicing rights on loans sold with servicing retained. For the six months ended June 30, 2012, the Company recorded a lower of cost or fair value reserve of $249,000 compared to the recovery of $200,000 of the reserve in 2011, a fluctuation of $449,000.

•

The Company recorded a $118,000 gain on the settlement of an interest rate swap in the first six months of 2011 which was included in other income (loss), with no corresponding revenues in the same period for 2012. In connection with the Company’s asset liability management, it was determined these swaps would be settled as the gain represented much of the interest that would be earned over the remaining life of the swap, and the settlement would protect earnings in the event of rising interest rates.

•

During the first six months of 2012, the Company recorded losses on sales of real estate owned of $79,000 compared to gains of $30,000 in the same period of 2011. Increased real estate activity, combined with greater discounts realized upon the sale of the properties resulted in the unfavorable variance. Gains (losses) on the sale of real estate owned are included in other interest income (loss).

Securities gains totaled $4,826,000 for the six months ended June 30, 2012 compared to $848,000 for the same period in 2011. Asset/liability management strategies, interest rate conditions, as well as maintaining capital levels factored into the decision to take elevated levels of security gains in the first six months of 2012.

Noninterest Expenses

Noninterest expenses amounted to $21,616,000 for the six months ended June 30, 2012 compared to $19,161,000 for the corresponding prior year period. Asset quality and regulatory matters have contributed significantly to the increase in noninterest expenses, including the following:

•

Salaries and employee benefits totaled $9,634,000 for the six months ended June 30, 2012, compared to $9,008,000 for the six months ended June 30, 2011, an increase of $626,000, or 6.9%. The increase in salaries and employee benefits is the result of the establishment of the Company’s Special Assets Group to assist in working through troubled assets, as well as an increase in personnel in the Credit Administration Department. During the upcoming quarters, we expect that our salaries and employee benefit charges will exceed the prior years, as we expect to recruit and add additional skilled personnel to the Company’s executive and management ranks.

•

Collection and problem loan expenses totaled $1,297,000 for the six months ended June 30, 2012, compared to $331,000 for the six months ended June 30, 2011, an increase of $966,000. In order to properly monitor its impaired loans, the Company updates appraisals on its collateral and incurs legal expenses as it develops work out plans.

•

Real estate owned expenses, which includes regular maintenance and upkeep expenses as well as write-downs of properties to fair value less costs to dispose, increased $398,000 in the first six months of 2012 compared to the same period in 2011, from $78,000 in 2011 to $476,000 in 2012. This increase is consistent with the higher number of properties that the Company owns and is managing, as well as continued softness in the real estate market, which led to further write-downs of properties.

•

Professional service fees, including loan review assistance, legal fees and accounting expenses, have increased $684,000 from $868,000 in the first six months of 2011 to $1,552,000 in the same period in 2012. The increased complexity of the organization, as well as complying with regulatory orders received in the first quarter of 2012 have led to additional assistance required from professional service providers. The increases in these expense categories demonstrate the Company’s efforts to address the issues it currently faces in a diligent and expedient manner.

Advertising and bank promotions totaled $681,000 for the six months ended June 30, 2012, an increase of $127,000 over the corresponding period in 2011. In light of recent events, the Company has developed a successful advertising campaign focused on our commitment to customer service and the community, which has led to higher expenses than those incurred in the prior year.

As noted in the “Noninterest Income” section, the Company sold its merchant services business in 2011. Data processing expenses of $439,000 were incurred in the six months ended June 30, 2011 pertaining to these revenues with no corresponding charges in 2012.

FDIC insurance premium expense totaled $1,231,000 for the first six months of 2012, a 6.2% decline from the corresponding period in the prior year. The reason for the decline is partially attributable to lower assets, as well as a favorable adjustment to the accrual in 2012. The Company anticipated that regulatory actions would be communicated to the FDIC by its primary regulator retroactive to the fourth quarter of 2011, and accordingly accrued additional expense in 2011. However, the actions were communicated at the end of the first quarter of 2012, and as such, the slightly higher accrual was no longer necessary. Management anticipates higher assessment rates in the remaining three quarters of 2012 which will result in higher FDIC insurance expense in comparison to the prior year and the first quarter of 2012.

The increase in other operating expenses which totaled $3,139,000 for the six months ended June 30, 2012 compared to $3,081,000 for the same period in 2011, was principally due to an increase in fraud losses associated with customer accounts, consistent with industry trends.

The remainder of the increase in other expenses is primarily the result of the growth experienced by the Company, and the development of new products and increased investments in technology.

In order to better understand how noninterest expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. The Company’s efficiency ratio was 70.1% for the six months ended June 30, 2012, compared to 52.6% for the same period in 2011. The increase in the ratio is the result of increases in noninterest expenses combined with declining net interest income. As the Company continues to address its asset quality issues and regulatory concerns, it anticipates the efficiency ratio will remain elevated in comparison to prior year’s results.

Income Tax Expense

The Company recorded an income tax benefit of $12,078,000 for the six months ended June 30, 2012, compared to $1,307,000 for the same period in 2011. A meaningful comparison of income tax expense to levels of pre-tax income is its effective tax rate, exceeds the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

The Company’s effective tax rate was 40.0% for the six months ended June 30, 2012, compared to 16.1% for the corresponding prior year period. The higher tax rate in 2012 compared to 2011 is due to assumptions used in calculating the 2011 tax provision, in which we estimated a lower effective tax rate for the year, in accordance with interim financial reporting guidance outlined in ASC 740-270-25.

FINANCIAL CONDITION

Assets decreased $115,622,000 to $1,328,475,000 at June 30, 2012 from December 31, 2011. The Company has implemented a strategy designed to slow loan growth and reduce its risk weighted asset levels in order to maintain capital ratios at levels that exceed well capitalized limits.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of June 30, 2012, securities available for sale were $283,078,000, a decrease of $27,287,000, or 8.8% from December 31, 2011’s balance of $310,365,000. The state and municipal security portfolio has declined from 25.1% of the total portfolio at December 31, 2011 to 14.1% at June 30, 2012, as many of the revenue bonds were sold during the six months ended June 30, 2012, and reinvested in U.S. Treasury securities. Both the decline in the securities portfolio and the shift of investment types, are consistent with Company’s strategy to reduce its risk weighted assets.

In addition, Government Sponsored Enterprises (GSE) agency securities and the remaining proceeds from revenue bonds have been reinvested in GSE mortgage-backed securities. GSE mortgage-backed securities as a percent of the total security portfolio have increased from 60% at December 31, 2011 to 66% at June 30, 2012. Given the current interest rate environment, GSE mortgage-backed securities provide an enhanced balance of interest yields and pledging availability.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of June 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$170,948	$199,646
Non-owner occupied	149,819	141,037
Multi-family	30,239	27,327
Acquisition and development:
1-4 family residential construction	4,610	7,098
Commercial and land development	49,153	77,564
Commercial and industrial	211,717	277,900
Residential mortgage:
First lien	117,642	104,327
Home equity - term	14,826	37,513
Home equity - Lines of credit	81,319	80,951
Installment and other loans	7,707	12,077

	$837,980	$965,440

The loan portfolio at June 30, 2012 of $837,980,000 decreased $127,460,000 from $965,440,000 at December 31, 2011. The bulk of the decrease was a result of elevated charge off levels experienced in the commercial loan portfolio during the first six months of 2012, primarily in the commercial and industrial and non owner-occupied portfolios. In addition, the Company has continued to curb its new loan originations in order to focus on current portfolio analysis and maintenance and to enhance credit administration and underwriting processes and procedures. Given the softness in the economy within the Company’s market area, management feels this is a prudent course of action. Also, for longer term interest rate risk considerations, the Company continues to sell its longer term residential mortgage loans, as it is not willing to take on the interest rate risk in this environment.

During the first quarter of 2012, the Company reviewed its term home equity loan portfolio, and re-designated certain of these loans as first lien residential mortgages. First lien and home equity term loans totaled $132,468,000 at June 30, 2012, a 6.6% decrease from $141,840,000 at December 31, 2011. As a result of the low interest rate environment, the Company has experienced early pay-offs of portfolio loans.

Asset Quality

Risk Elements

The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated through the Company’s underwriting standards, on-going credit review, and monitoring asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also mitigate the Company’s risk of credit loss.

The Company’s loan portfolio consists principally of loans to borrowers in south central Pennsylvania and Washington County, Maryland. As the majority of loans are concentrated in this geographic region, a substantial portion of the debtor’s ability to honor their obligations may be affected by the level of economic activity in the market area.

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

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured, loans past due 90 days or more, and foreclosed real estate as of June 30, 2012, December 31, 2011 and June 30, 2011. Relevant asset quality ratios are also presented.

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Nonaccrual loans (cash basis)	$56,917	$83,697	$14,762
Other real estate (OREO)	2,337	2,165	1,240

Total nonperforming assets	59,254	85,862	16,002
Restructured loans still accruing	2,831	27,917	34,844
Loans past due 90 days or more and still accruing	1,275	0	3,617

Total risk assets	$63,360	$113,779	$54,463

Loans 30-89 days past due	$6,219	$6,723	$11,021

Asset quality ratios:
Total nonaccrual loans to loans	6.79%	8.67%	1.48%
Total nonperforming assets to assets	4.46%	5.95%	1.05%
Total nonperforming assets to total loans and OREO	7.05%	8.87%	1.60%
Total risk assets to total loans and OREO	7.54%	11.76%	5.44%
Total risk assets to total assets	4.77%	7.88%	3.56%
Allowance for loan losses to total loans	4.32%	4.53%	2.72%
Allowance for loan losses to nonaccrual loans	63.66%	52.23%	184.34%
Allowance for loan losses to nonaccrual and restructured loans still accruing	60.65%	39.17%	54.86%

A further breakdown of nonaccrual loans as of June 30, 2012 and December 31, 2011 is as follows:

	Nonaccrual Loans
(Dollars in Thousands)	June 30, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$8,024	$8,832
Non-owner occupied	13,458	18,146
Multi-family	186	3,463
Acquisition and development:
1-4 family residential construction	1,269	2,182
Commercial and land development	13,547	18,003
Commercial and industrial	17,325	29,848
Residential mortgage:
First lien	3,029	1,928
Home equity	66	1,293
Installment and other loans	13	2

	$56,917	$83,697

During 2011, the Company’s asset quality deteriorated as a result of the continued softness in economic conditions and collateral values. In the first six months of 2012, the Company continued to actively identify and monitor nonperforming assets and other risk assets, and aggressively work through these assets. Risk assets, defined as nonaccrual loans, restructured and loans past due 90 days or more and still accruing, and real estate owned, declined from $113,779,000 at December 31, 2011 to $63,360,000 at June 30, 2012.

The risk element that showed the greatest percentage decline was restructured loans still accruing, which totaled $2,831,000 at June 30, 2012, a $25,086,000, or 89.9% decline from December 31, 2011. During the first six months of 2012, the Company restructured one loan totaling $37,000, received payments/payoffs on restructured loans totaling $4,339,000, and charged off $1,484,000 in connection with loan workouts. The remainder of the decline of $19,300,000 was the result of restructured loans migrating to nonaccrual status either due to missed payments or the Company’s determination that the borrowers would not be able to keep their payments current for a sustainable period of time.

Nonaccrual loans at June 30, 2012 of $56,917,000 declined $26,780,000 from December 31, 2011’s balance of $83,697,000. The Company’s focus on asset quality remediation, including loan sales, loan workouts, additional information gathered from borrowers or additional structural enhancements has driven this significant improvement over year end 2011. This net decrease in nonaccrual loans for the six months ended June 30, 2012 was the result of $50,089,000 in loans charged off, $35,380,000 in proceeds received from loan sales and pay downs, $4,722,000 of loans returned to accrual status, and $1,612,000 of loans foreclosed on and transferred to real estate owned, offset by $65,023,000 being moved to nonaccrual status during the period, including $19,300,000 previously classified as restructured loans.

The allowance for loan losses totaled $36,235,000 at June 30, 2012, a $7,480,000 decrease from December 31, 2011. As of June 30, 2012, the allowance for loan losses to total loans was 4.32%, a slight decline from 4.53% at December 31, 2011. Despite the decline in the reserve to total loan ratio, the allowance for loan losses to nonaccrual loans and restructured loans still accruing increased to 60.65% at June 30, 2012 from 39.17% at December 31, 2011. The increase in the coverage ratios reflect lower levels of risk assets, particularly the significant decrease in non-performing assets discussed above.

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

As of June 30, 2012, the Company has approximately 60 lending relationships that are included in the nonaccrual loan balance of $56,917,000. Of these relationships, 7 have outstanding book balances in excess of $3,000,000, totaling $28,690,000, or 50% of the total nonaccrual balance. In connection with the determination of the impairment associated with these collateral dependent relationships, partial charge-offs on relationships totaling $30,139,000 were taken on certain outstanding loan balances, and another $2,075,000 of ASC 310 impairment reserves were recorded on the balances at June 30, 2012. The $2,075,000 in impairment reserves is in contrast to $15,607,000 in impairment reserves on nonaccrual loans at December 31, 2011. In 2012, the Company began taking partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Prior to 2012, the fair value that was used was based on the most recent appraised value of the loans, and any additional discounts determined to be appropriate based on current (within the quarter) conditions, plus costs to dispose, were separately reserved for and not included in the partial charge-off. As a result of this more conservative approach, the accumulated partial charge-offs as of June 30, 2012 increased over December 31, 2011. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.

The largest relationship that the Company has in nonaccrual status at June 30, 2012 is with a real estate developer who also actively leases residential properties and operates trailer parks. This relationship consists of separate notes with total outstanding book balances of $7,426,000, and different parcels of land or residential structures securing the outstanding loan balances. Recent appraisals on the collateral securing the outstanding notes received during the fourth quarter of 2011and 2012 resulted in the relationship being placed in nonaccrual status, as the softening of real estate prices as well as rental prices, and the lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. To date, partial charge-offs of approximately 42% of the outstanding loan balances were taken. The Company is actively working with the customer in reducing its outstanding loan balances.

A second significant nonaccrual relationship with outstanding book balances of $4,754,000 at June 30, 2012 is to a motel operator that has experienced declining occupancy rates, which has impacted the collateral value of the motels securing the outstanding notes. All loans are current as to scheduled payments, however, the performance of the motels has resulted in management placing the notes in nonaccrual status, and taking a a partial charge-off of 33% of the outstanding legal balances. The impairment charge was determined based on appraisals received in the first quarter of 2012.

A third nonaccrual loan relationship is one with outstanding loan book balances of $3,708,000 at June 30, 2012, which is with a real estate developer and builder with multiple subdivisions in the Company’s southern market area. The softness in the real estate market has resulted in longer absorption periods of the lots for sale, delays in commencing new phases of the subdivisions, and lower sales prices. Upon receipt of updated appraised values on the collateral in the second half of 2011, the Company moved the relationship to nonaccrual status. To date, cumulative partial charge-offs on the loans outstanding total 59%. The borrower has declared bankruptcy and we are currently working through the bankruptcy proceedings in order to remedy our delinquent loans.

The Company has exposure to another land developer and lessor of residential properties whose loans are current as to scheduled interest and principal payments. The outstanding book balance of the relationship at June 30, 2012 is $3,290,000, after partial charge-offs totaling 9.5% of the outstanding legal balance. Appraisals have been obtained within the past year on all properties and were used in determining the extent of impairment and related partial charge-off. Despite all loans being current, the relationship was placed on nonaccrual status due to global cash flow not being sufficient to cover all principal and interest payments, as the largest loan, representing 70% of the relationship’s balance, is land that is not producing revenue, and it is not anticipated that a potential buyer will be identified in the near future.

Another significant relationship that is in nonaccrual status at June 30, 2012 is to a lessor of real estate properties who also owns several service industry enterprises. As of June 30, 2012, the outstanding book balances of the loans comprising this relationship total $3,156,000, which includes partial charge-offs of approximately 8% of the outstanding legal balance. In determining the relationship’s impairment, appraisals were obtained within the past year, and only two of the notes had collateral that was not sufficient to cover the outstanding loan balances. Charge-offs were taken on the loans in order to have the remaining loan balances line up with the values determined under a collateral dependent impairment model. Several of the loans are delinquent less than 90 days, however the entire relationship is in nonaccrual status as one loan is greater than 90 days past due and the cash flows of the Company and related enterprises is not sufficient to meet debt service requirements.

Another significant relationship in nonaccrual status is to a hotel operator in the Company’s southern market, with an outstanding loan balance of approximately $3,200,000. Despite being current as to scheduled loan payments, the loan is on nonaccrual status due to the structure of the required principal and interest payments. The loan is adequately secured by the related real estate, with an appraisal obtained in the past twelve months, and as such, no impairment charge has been taken to date.

One additional relationship has book balance of $3,156,000 at June 30, 2012 the borrower of which is a wholesaler that supplies inventory to the commercial construction industry. As a result of deterioration in real estate conditions, the borrower’s business has been negatively impacted, and has resulted in management concluding that it will be unable to continue to service its debt requirements. The relationship also includes financing for a residence in a resort area. The Company has received appraisals in the fourth quarter of 2011 which has resulted in impairment charges being taken on the relationship, and has resulted in partial charge-offs representing 36% of the outstanding June 30, 2012 loan balance. Management is attempting to work with the borrower in order to mitigate its risk of loss.

The Company has approximately 50 additional relationships with borrowers with loans that are individually evaluated for impairment, and has taken a similar approach to those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination properly included an evaluation of the outstanding loan balance, and the related collateral securing the credit.

The Company believes through partial charge-offs taken to date totaling $30,139,000, the combination of the collateral securing the loans and the reserves allocated for these nonaccrual and restructured loans totaling $2,075,000, that it has adequately provided for the potential losses that it may incur on these relationships as of June 30, 2012. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed that which is needed.

As noted previously, in the second quarter of 2012, the Company was able to sell 65 notes with an aggregate carrying balance of $28,598,000, consisting of seven relationships, to a third party. Upon the sale, an additional charge-off of $8,896,000 was taken to reflect the sales proceeds received. The sale of these notes allowed the Company to reduce its nonaccrual loan balances.

The Company’s foreclosed real estate balance of $2,337,000 at June 30, 2012 is a slight increase from $2,165,000 at December 31, 2011. As of June 30, 2012, 12 properties were owned by the Company, six of which were commercial properties and totaled $1,030,000, and the remaining six consisted of residential properties and totaled $1,307,000. The largest commercial property consisted of land with a carrying value of $365,000 that was originally purchased by the

Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. The two largest residential properties have a carrying balance of $973,000 at June 30, 2012 and are being carried at a value lower than its list price. The remaining properties have carrying values less than $210,000 and are also carried at the lower of cost or fair value, less costs to dispose.

As of June 30, 2012, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market continues to remain soft, additional charges may be needed. Additionally, as the Company works through some of its problem loans, management anticipates that the foreclosed real estate balances may grow.

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

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000. Loan review documentation is submitted to the Credit Administration Committee quarterly with a formal review and rating as presented by independent loan review personnel. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the Credit Administration Committee on a quarterly basis, with reaffirmation of the rating as recommended by the Bank’s Problem Loan Committee or independent loan review personnel. In addition to the policy and procedure guidelines noted above, the Company expanded its review coverage during the last three quarters of 2011 in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed.

The following tables summarize the Bank’s ratings based on its internal risk rating system as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2012:
Commercial real estate:
Owner-occupied	$138,056	$14,141	$10,727	$7,834	$190	$170,948
Non-owner occupied	107,427	11,596	15,330	15,466	0	149,819
Multi-family	18,014	7,812	4,227	186	0	30,239
Acquisition and development:
1-4 family residential construction	1,647	436	533	1,269	725	4,610
Commercial and land development	16,304	9,482	9,821	12,914	632	49,153
Commercial and industrial	158,368	27,874	8,541	15,196	1,738	211,717
Residential mortgage:
First lien	111,245	1,783	1,787	2,827	0	117,642
Home equity - term	14,568	50	166	42	0	14,826
Home equity - Lines of credit	78,579	1,034	1,669	37	0	81,319
Installment and other loans	7,656	42	6	3	0	7,707

	$651,864	$74,250	$52,807	$55,774	$3,285	$837,980

(Dollars in thousands)	Pass	Special Mention	Non- Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2011:
Commercial real estate:
Owner-occupied	$161,695	$19,820	$8,321	$8,828	$982	$199,646
Non-owner occupied	93,379	19,689	7,785	16,661	3,523	141,037
Multi-family	14,896	7,581	1,387	1,328	2,135	27,327
Acquisition and development:
1-4 family residential construction	3,361	724	831	2,182	0	7,098
Commercial and land development	28,513	16,274	13,713	19,064	0	77,564
Commercial and industrial	190,675	19,859	14,232	50,047	3,087	277,900
Residential mortgage:
First lien	102,398	0	596	1,333	0	104,327
Home equity - term	36,290	0	638	585	0	37,513
Home equity - Lines of credit	80,881	0	70	0	0	80,951
Installment and other loans	12,075	0	2	0	0	12,077

	$724,163	$83,947	$47,575	$100,028	$9,727	$965,440

Potential problem loans are defined as performing loans, which have characteristics that cause management to have some doubt as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Generally, management feels that “Substandard” loans that are currently performing and not considered impaired, result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the “Special Mention” classification is intended to be a temporary classification, and is reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. “Special Mention” loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified rating. These loans require follow-up by lenders on the information that may cause the potential weakness, and once resolved, the loan classification may be downgraded to “Substandard”, or alternatively, could be upgraded to “Pass”. As a result, these loans may become potential problem loans if conditions worsen and they are subsequently downgraded.

Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are assigned a “Substandard” rating. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed in nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values will be incorporated into the impairment analysis as of the next reporting period. In the event an updated appraisal that requires a higher impairment reserve is received after a reporting period, but prior to the issuance of the financial statements, an evaluation is made as to the significance of the difference and whether the amounts need to be reflected in the financial statements not yet issued.

Loan charge-offs, which may include partial charge-offs, are taken on an impaired loan that is collateral dependent if the loan’s carrying balance exceeds its collateral’s appraised value; the loan has been identified as uncollectible; and it is deemed to be a confirmed loss. Typically, impaired loans with a charge-off or partial charge-off will continue to be considered impaired, unless the note is split into two, and management expects the performing note to continue to perform and is adequately secured. The second, or non-performing note, would be charged-off. As of the periods presented, the Company has no loans to borrowers that resulted from splitting impaired loans into multiple notes. Generally, an impaired loan with a partial charge-off will continue to have an impairment reserve on it after the partial charge-off, if factors warrant.

As of June 30, 2012, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for certain troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as troubled debt restructurings but that are accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the one that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

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

•

Discounted cash flows - in limited cases, discounted cash flows may be used on projects in which the collateral is liquidated to reduce the borrowings outstanding, and is also used to validate collateral values derived from other approaches.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2012 and December 31, 2011:

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$8,024	$11,162
Non-owner occupied	1,274	1,274	346	14,192	25,667
Multi-family	0	0	0	186	2,969
Acquisition and development:
1-4 family residential construction	725	725	413	1,269	3,756
Commercial and land development	632	632	363	12,914	28,420
Commercial and industrial	1,830	1,830	945	15,104	25,636
Residential mortgage:
First lien	453	453	8	2,374	2,826
Home equity - term	0	0	0	42	277
Home equity - lines of credit	0	0	0	37	37
Consumer	0	0	0	3	3

	$4,914	$4,914	$2,075	$54,145	$100,753

December 31, 2011
Commercial real estate:
Owner-occupied	$5,016	$5,200	$1,762	$4,794	$4,838
Non-owner occupied	16,682	20,472	6,876	3,502	4,071
Multi-family	3,129	5,117	1,213	334	334
Acquisition and development:
1-4 family residential construction	2,182	3,715	926	0	0
Commercial and land development	10,657	13,899	4,369	8,407	9,712
Commercial and industrial	46,685	47,256	14,591	6,449	6,551
Residential mortgage:
First lien	1,122	1,122	9	211	211
Home equity - term	41	41	42	544	709

	$85,514	$96,822	$29,788	$24,241	$26,426

The difference between the recorded investment (book balance) and the unpaid principal balance (legal balance) generally results from partial charge-offs taken on loans and payments applied entirely to principal on those loans placed on nonaccrual status. As noted above, the book balance of impaired loans at June 30, 2012 totaled $59,059,000 whereas the legal balance, or the amount the customer contractually owes the Company, totaled $105,667,000 indicating that amounts totaling $46,608,000 were either partially charged-off or had interest payments applied to principal.

The following presents impaired loans that are troubled debt restructurings as of June 30, 2012 and December 31, 2011.

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
June 30, 2012
Accruing:
Commercial real estate:
Non-owner occupied	2	$2,008	0	$0
Commercial and industrial	2	334	0	0
Residential mortgage:
First lien	1	453	0	0
Home equity - lines of credit	1	37	1	37

	6	2,832	1	37

Nonaccruing:
Commercial real estate:
Owner-occupied	2	709	0	0
Non-owner occupied	1	193	0	0
Acquisition and development:
Commercial and land development	4	1,671	0	0
Commercial and industrial	9	3,709	1	203
Residential mortgage:
Home equity - term	1	299	1	299

	17	6,581	2	502

	23	$9,413	3	$539

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Year Ended December 31, 2011
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$924	1	$924
Non-owner occupied	2	2,039	2	2,039
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	2	1,061	2	1,061
Commercial and industrial	10	23,434	10	23,434
Residential mortgage:
First lien	1	459	0	0

	16	27,917	15	27,458

Nonaccruing:
Commercial real estate:
Owner-occupied	1	54	1	54
Non-owner occupied	1	221	1	221
Acquisition and development:
Commercial and land development	3	3,179	3	3,179
Commercial and industrial	10	5,648	10	5,648
Residential mortgage:
Home equity - term	1	544	0	0

	16	9,646	15	9,102

	32	$37,563	30	$36,560

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

The following summarizes the average recorded investment in impaired loans and related interest income recognized, on loans deemed impaired at June 30, 2012 on a cash basis, and interest income earned but not recognized for the period ended June 30, 2012:

	Three Months Ended June 30,
	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance
Commercial real estate:
Owner-occupied	$10,336	$4	$1,727
Non-owner occupied	16,911	293	1,589
Multi-family	1,175	0	1,533
Acquisition and development:
1-4 family residential construction	1,620	2	66
Commercial and land development	13,358	116	5,231
Commercial and industrial	26,742	72	20,182
Residential mortgage:
First lien	1,657	27	466
Home equity - term	304	2	710
Home equity - lines of credit	19	0	0
Installment and other loans	2	0	0

Total	$72,124	$516	$31,504

	Six Months Ended June 30,
	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance
Commercial real estate:
Owner-occupied	$10,161	$44	$1,380
Non-owner occupied	18,002	360	1,747
Multi-family	1,938	0	1,052
Acquisition and development:
1-4 family residential construction	1,807	2	44
Commercial and land development	15,260	187	3,487
Commercial and industrial	35,539	226	17,027
Residential mortgage:
First lien	1,549	27	467
Home equity - term	398	2	710
Home equity - lines of credit	12	0	0
Installment and other loans	1	0	0

Total	$84,667	$848	$25,914

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loans in the portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2012 and December 31, 2011.

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due (still accruing)	Non- Accrual	Total Loans
June 30, 2012:
Commercial real estate:
Owner-occupied	$161,362	$434	$782	$346	$1,562	$8,024	$170,948
Non-owner occupied	136,239	122	0	0	122	13,458	149,819
Multi-family	29,188	198	400	267	865	186	30,239
Acquisition and development:
1-4 family residential construction	2,808	391	0	142	533	1,269	4,610
Commercial and land development	34,699	721	27	159	907	13,547	49,153
Commercial and industrial	193,329	206	602	255	1,063	17,325	211,717
Residential mortgage:
First lien	112,460	1,443	604	106	2,153	3,029	117,642
Home equity - term	14,688	72	0	0	72	66	14,826
Home equity - Lines of credit	81,163	129	27	0	156	0	81,319
Installment and other loans	7,633	46	15	0	61	13	7,707

	$773,569	$3,762	$2,457	$1,275	$7,494	$56,917	$837,980

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due (still accruing)	Non-Accrual	Total Loans
December 31, 2011:
Commercial real estate:
Owner-occupied	$188,679	$2,135	$0	$0	$2,135	$8,832	$199,646
Non-owner occupied	122,816	75	0	0	75	18,146	141,037
Multi-family	23,864	0	0	0	0	3,463	27,327
Acquisition and development:
1-4 family residential construction	4,916	0	0	0	0	2,182	7,098
Commercial and land development	59,121	440	0	0	440	18,003	77,564
Commercial and industrial	246,696	1,341	15	0	1,356	29,848	277,900
Residential mortgage:
First lien	100,215	1,637	547	0	2,184	1,928	104,327
Home equity - term	35,998	283	9	0	292	1,223	37,513
Home equity - Lines of credit	80,783	98	0	0	98	70	80,951
Installment and other loans	11,932	141	2	0	143	2	12,077

	$875,020	$6,150	$573	$0	$6,723	$83,697	$965,440

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

In addition to the changes mentioned under ASC 450-20, the Company refined its methodology under ASC 310-10-35 in the manner in which partial charge offs are calculated. Based on management’s assessment and in compliance with regulatory guidance, as of June 30, 2012 the Company will generally incur partial charge-offs in the amount that a loan’s carrying value exceeds its fair value, less discount for market conditions and costs to dispose, eliminating the need for specific reserves. This will be accomplished by charging the loan off to a level below the fair market value, or appraisal value, of collateral less costs to sell. This method will result in the loan being carried at the fair market value of collateral, less any discount determined necessary based on current market conditions, less costs to dispose of the asset. As a result, the Company experienced significantly higher charge-offs than would have been incurred in prior periods. Management estimates that charge-offs for the six months ended June 30, 2012 were increased by $43,000,000 when compared to methods used over prior periods. In direct correlation with this change in methodology, the historical loss rates have been elevated when compared to prior periods which does affect the reserves held under ASC 450-20. Management believes this is a more conservative method in calculating the allowance for loan losses.

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

A summary of the activity in the allowance for loan losses for the three months ended June 30, 2012 and 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2012
Balance, beginning of year	$10,836	$6,719	$7,242	$1,301	$45	$2,013	$28,156
Provision for loan losses	13,000	2,549	7,824	(377)	79	(75)	23,000

Charge-offs	(10,039)	(2,665)	(3,890)	(44)	(57)	0	(16,695)
Recoveries	1,407	200	158	7	2	0	1,774

Balance, end of period	$15,204	$6,803	$11,334	$887	$69	$1,938	$36,235

June 30, 2011
Balance, beginning of period	$4,884	$3,245	$8,212	$1,712	$93	$252	$18,398
Provision for loan losses	2,894	4,357	12,138	517	13	1,311	21,230
Charge-offs	(542)	(2,576)	(9,218)	(79)	(17)	0	(12,432)
Recoveries	8	0	0	0	8	0	16

Balance, end of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212

A summary of the activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2012
Balance, beginning of year	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715
Provision for loan losses	21,772	6,399	13,387	215	55	372	42,200
Charge-offs	(21,846)	(9.977)	(19,814)	(272)	(69)	0	(51,978)
Recoveries	1,414	6,730	192	11	8	0	2,298

Balance, end of period	$15,204	$6,803	$11,334	$887	$69	$1,938	$36,235

June 30, 2011
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	3,165	5,835	13,600	427	0	1,398	24,425
Charge-offs	(1,253)	(2,576)	(9,263)	(140)	(24)	0	(13,256)
Recoveries	8	0	0	0	15	0	23

Balance, end of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212

The allowance for loan losses totaled $36,235,000 at June 30, 2012, a $7,480,000 decline from December 31, 2011. As of June 30, 2012, the allowance for loan losses to total loans was 4.32% compared to 4.53% as of December 31, 2011, and the allowance for loan losses to nonaccrual loans and restructured loans still accruing improved from 39.17% at December 31, 2011 to 60.65% at June 30, 2012. The increase in the coverage ratio of nonaccrual and restructured loans reflects lower levels of risk assets, particularly the significant decrease in non-performing assets discussed above. As of December 31, 2011, the reserves specifically allocated on impaired loans totaled $29,788,000 on $109,755,000 of loans deemed impaired. The Company has taken partial charge-offs on nearly all impaired loans at June 30, 2012, so that the loan balances reflect the loan’s fair value, less anticipated closing costs. As such, impaired loans generally no longer had specific reserves allocated to them, as the anticipated loss has already been recorded as a charge-off. At June 30, 2012, the reserves specifically allocated on impaired loans totaled $2,075,000 on $59,059,000 of loans meeting the impaired definition.

A summary of relevant asset quality ratios for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Ratio of net charge-offs to average loans outstanding	6.78%	4.90%	10.83%	2.66%
Provision for loan losses to net charge-offs	154.15%	170.99%	84.99%	184.58%

Net charge-offs were $49,680,000 for the six months ended June 30, 2012, compared to $13,233,000 for the same period in 2011, and the provision for loan losses to net charge-offs was 84.99% for the six months ended June 30, 2012 compared to 184.58% for the same period in 2011. The elevated levels of charge-offs in the first six months of 2012 significantly increased the annualized ratio of charge-offs to average loans outstanding and reduced the provision for loan losses to charge-off ratio in 2012. The majority of the charge-offs remain in the non owner-occupied commercial real estate, owner-occupied commercial real estate and commercial and land development loan portfolios.

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at June 30, 2012 and December 31, 2011.

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2012
Loans allocated by:
Individually evaluated for impairment	$23,676	$15,540	$16,934	$2,906	$3	$0	$59,059
Collectively evaluated for impairment	327,330	38,223	194,783	210,881	7,704	0	778,921

	$351,006	$53,763	$211,717	$213,787	$7,707	$0	$837,980

Allowance for loan losses allocated by:
Individually evaluated for impairment	$346	$776	$945	$8	$0	$0	$2,075

Collectively evaluated for impairment	14,858	6,027	10,389	879	69	1,938	34,160

	$15,204	$6,803	$11,334	$887	$69	$1,938	$36,235

December 31, 2011
Loans allocated by:
Individually evaluated for impairment	$33,457	$21,246	$53,134	$1,918	$0	$0	$109,755
Collectively evaluated for impairment	334,553	63,416	224,766	220,873	12,077	0	855,685

	$368,010	$84,662	$277,900	$222,791	$12,077	$0	$965,440

Allowance for loan losses allocated by:
Individually evaluated for impairment	$9,851	$5,295	$14,591	$51	$0	$0	$29,788
Collectively evaluated for impairment	4,013	4,413	2,978	882	75	1,566	13,927

	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology previously discussed. As previously noted, management re-evaluates and makes certain modifications to its methodology in establishing a reserve to better account for risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with differences between the different loan segments. Management believes these periodic enhancements to the allowance for loan losses methodology improves the accuracy of quantifying losses presently inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.

The acquisition and development and commercial and industrial loan segments’ reserve allocations at June 30, 2012 declined from the December 31, 2011 balance due to the extensive partial charge-offs taken in each portfolio. The increase in the commercial real estate loan segment is the direct result of the significant partial charge-offs taken during 2012, which has caused the Company’s historical loss factors to increase and led to higher general reserve allocations on the non-impaired loans.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve is due to the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $1,566,000 at December 31, 2011 to $1,938,000 at June 30, 2012. The unallocated portion of the reserve represents 5.3% of the entire allowance for loan losses at June 30, 2012.

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

Total shareholders’ equity decreased $20,568,000 from $128,197,000 at December 31, 2011 to $107,629,000 at June 30, 2012. The primary reason for the decline was the $18,132,000 net loss posted for the period combined with unrealized losses on securities, net of tax of $2,539,000.

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

In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that are dependent on future taxable income greater than one year from the reporting date. As of June 30, 2012 and December 31, 2011, $10,593,000 and $1,441,000, respectively, of the Company’s deferred tax asset has been disallowed for Tier 1 and Total risk based capital. The increase in the disallowed amount, which results in lower regulatory capital, is primarily the result of two items: increased partial charge-offs and loan loss provision and federal income tax carry back rules. As a result of the increased provisioning and partial charge-offs, the deferred tax asset balance has grown, as these temporary differences are not tax deductible until the loan is fully charged off. In addition, federal income tax rules only allow for a two-year carry back, and the taxable income generated in the two year carry back period was reduced.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of June 30, 2012 and December 31, 2011, $25,404,000 and $31,174,000 of the allowance for credit losses was excluded from Tier 2 capital. The lower disallowed amount was the result of the elevated charge-offs during the quarter which essentially eliminated specific reserves on impaired loans.

As of June 30, 2012 and December 31, 2011, the Bank met the ratios to be considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of June 30, 2012 and December 31, 2011 were as follows:

					Minimum to Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$106,227	11.7%	$72,732	8.0%	n/a	n/a
Orrstown Bank	103,515	11.4%	72,685	8.0%	$90,856	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	94,545	10.4%	36,366	4.0%	n/a	n/a
Orrstown Bank	91,840	10.1%	36,342	4.0%	54,514	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	94,545	6.7%	56,323	4.0%	n/a	n/a
Orrstown Bank	91,840	6.5%	56,365	4.0%	70,457	5.0%

December 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,621	13.0%	$83,090	8.0%	n/a	n/a
Orrstown Bank	127,529	12.3%	82,899	8.0%	$103,624	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,249	11.7%	41,545	4.0%	n/a	n/a
Orrstown Bank	114,187	11.0%	41,450	4.0%	62,175	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,249	8.2%	58,851	4.0%	n/a	n/a
Orrstown Bank	114,187	7.8%	58,682	4.0%	73,352	5.0%

As noted above, the Bank’s capital ratios exceed those to be considered well capitalized under applicable banking regulations. The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In March 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Philadelphia and the Bank entered into a Consent Order with the Pennsylvania Department of Banking. In accordance therewith, the Bank has filed a Capital Plan with each of those banking regulators.

In 2009, the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or reduced if the bank holding company’s net income for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital need and overall current and prospective financial conditions, or the bank holding company will not meet, or is in danger of not meeting its minimum regulatory capital adequacy ratios. In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve indicating that the Company’s dividend application would not be approved. Due to the regulatory restrictions included in the Written Agreement and the Consent Order with the respective regulators, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval. Accordingly, there can be no assurance that we will be permitted to pay a cash dividend or conduct any stock repurchases in the near future.

Liquidity

The primary function of asset/liability management is to assure adequate liquidity and sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

In the second quarter of 2012, the FHLB notified that Bank that all borrowings from the FHLB must be secured with acceptable collateral, consisting principally of eligible loans and securities. The FHLB takes delivery of the collateral to further protect their risk of loss.

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

The Company’s Risk Sensitive Assets (RSA) to Risk Sensitive Liabilities (RSL) ratios have remained fairly consistent since December 31, 2011, and are more asset sensitive than at March 31, 2012. These ratios are reflective of management’s belief that interest rates do not have the ability to fall much further, and as a result, have increased its RSA/RSL ratio. This has been accomplished primarily through maintaining strong liquidity in interest bearing demand accounts. Management anticipates that it will attempt to invest a portion of this liquidity in the upcoming months, which should lower the RSA/RSL ratios.

The following gap summary demonstrates the shift in RSA/RSL (cumulative) position since year end:

	Within 3 Months	Within 6 Months	Within 12 Months	Within 36 Months
June 30, 2012	1.57	1.49	1.36	1.44
March 31, 2012	1.49	1.33	1.36	1.38
December 31, 2011	1.58	1.31	1.21	1.39

Management will closely monitor the Federal Reserve’s monetary policies and will react to any changes quickly in order to maintain a balanced earning assets to interest bearing liabilities ratio.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on such evaluation, such officers have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act as it pertains to the consolidated financial statements and internal controls over financial reporting.

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

•

Policies and procedures pertaining to loan ratings and flow through to the allowance for loan losses calculation have been, and are continuing to be, implemented and augmented. In the second quarter of 2012, management began implementing a software package to assist in the allowance for loan losses calculation, and expects to the package to be fully implemented by September 30, 2012.

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

As of June 30, 2012, the Company continues to implement and test the remediation procedures outlined above. Except as described above, there have been no further changes to the Company’s internal control over financial reporting that occurred since the beginning of the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The nature of Orrstown Financial Services, Inc.’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

On May 25, 2012, Southeastern Pennsylvania Transportation Authority (“SEPTA”) filed a putative class action complaint in the United States District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and executive officers. The complaint alleges, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), motions for appointment of Lead Plaintiff in this case were due by July 24, 2012. SEPTA was the sole movant and the Court’s ruling on SEPTA’s motion is pending. Pursuant to the PSLRA and the Court’s June 28, 2012 Order, following the appointment of the Lead Plaintiff in this case, the Court will hold a scheduling conference to set deadlines for the filing of an amended complaint (if any), the filing and briefing of the Company’s responsive pleading, and the filing and briefing of the Lead Plaintiff’s motion for class certification. The Company believes that the allegations in the complaint are without merit and intends to defend vigorously against these claims.

Item 1A - Risk Factors

There have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 with the exception of the following additional Risk Factors.

Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.

We have been named, from time to time, as a defendant in various legal actions or other proceedings arising in connection with our activities as a financial services institution. Certain of the actual or threatened legal actions may include claims for substantial and indeterminate amounts of damages, or may result in other results adverse to us. Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. For more information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Part II, Item 1 herein.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain skilled people. We have recently experienced significant turnover among our senior officers. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire sufficiently skilled people to fill open and newly created positions or to retain current or future employees. An inability to attract and retain individuals with the necessary skills to fill open positions, or the unexpected loss of services of one or more of our key personnel, could have a material adverse impact on our business due to the loss of their skills, knowledge of our markets, years of industry experience or the difficulty of promptly finding qualified replacement personnel.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended June 30, 2012, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan. In connection with the formal written agreements entered into with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking, the Company’s Stock Repurchase Plan has been suspended, and the Company does not expect to repurchase shares in the foreseeable future.

The Company did not sell any unregistered securities during the quarter ended June 30, 2012.

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Mine Safety Disclosures

Not applicable

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President & CEO
(Principal Executive Officer)

/s/ Philip E. Fague
Philip E. Fague
Senior Executive Vice President and Treasurer
(Principal Financial Officer)

Date: August 9, 2012

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Rule 13a - 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

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