Form 10-Q
period 2012-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2012-11-08
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares outstanding of the registrant’s Common Stock as of November 1, 2012: 8,079,462.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	(Unaudited)	(Audited)*
	September 30,	December 31,
(Dollars in thousands, Except per Share Data)	2012	2011
Assets
Cash and due from banks	$13,960	$19,630
Federal funds sold	0	0

Cash and cash equivalents	13,960	19,630

Interest bearing deposits with banks	93,644	90,039
Restricted investments in bank stock	10,615	11,758
Securities available for sale	291,649	310,365

Loans held for sale	8,049	2,553
Loans	803,738	965,440
Less: Allowance for loan losses	(36,700)	(43,715)

Net Loans	775,087	924,278

Premises and equipment, net	26,929	27,183
Cash surrender value of life insurance	24,797	24,147
Goodwill and intangible assets	884	1,041
Accrued interest receivable	3,696	4,548
Other assets	28,058	31,108

Total assets	$1,269,319	$1,444,097

Liabilities
Deposits:
Non-interest bearing	$113,115	$111,930
Interest bearing	1,007,348	1,104,972

Total deposits	1,120,463	1,216,902

Short-term borrowings	12,066	35,013
Long-term debt	37,808	53,798
Accrued interest and other liabilities	11,662	10,187

Total liabilities	1,181,999	1,315,900

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value - $ 0.05205 stated value per share 50,000,000 shares authorized; 8,066,091 and 8,055,787 shares issued; 8,065,279 and 8,054,975 shares outstanding	420	419
Additional paid - in capital	122,616	122,514
Retained earnings (accumulated deficit)	(38,289)	1,195
Accumulated other comprehensive income	2,593	4,089
Treasury stock - common, 812 shares, at cost	(20)	(20)

Total shareholders’ equity	87,320	128,197

Total liabilities and shareholders’ equity	$1,269,319	$1,444,097

*	The consolidated balance sheet at December 31, 2011 has been derived from audited financial statements at that date.

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, Except per Share Data)	2012	2011	2012	2011
Interest and dividend income
Interest and fees on loans	$9,567	$12,406	$30,717	$37,224
Interest and dividends on investment securities
Taxable	768	2,287	3,105	6,746
Tax-exempt	325	756	1,413	2,296
Short-term investments	71	42	214	87

Total interest and dividend income	10,731	15,491	35,449	46,353

Interest expense
Interest on deposits	1,519	2,322	5,359	7,206
Interest on short-term borrowings	20	68	113	286
Interest on long-term debt	163	276	560	838

Total interest expense	1,702	2,666	6,032	8,330

Net interest income	9,029	12,825	29,417	38,023
Provision for loan losses	5,100	7,900	47,300	32,325

Net interest income after provision for loan losses	3,929	4,925	(17,883)	5,698

Noninterest income
Service charges on deposit accounts	1,564	1,674	4,626	4,804
Other service charges, commissions and fees	368	323	966	1,020
Trust department income	1,096	1,046	3,348	3,092
Brokerage income	364	372	1,148	1,260
Mortgage banking activities	931	927	2,143	2,259
Earnings on life insurance	251	256	749	836
Merchant processing revenue	149	1,310	149	1,850
Other income	159	692	145	916
Investment securities gains (losses)	(2)	2,351	4,824	3,199

Total noninterest income	4,880	8,951	18,098	19,236

Noninterest expense
Salaries and employee benefits	4,874	4,690	14,508	13,698
Occupancy expense	491	477	1,518	1,516
Furniture and equipment	754	672	2,159	2,045
Data processing	171	375	434	1,036
Telephone	137	141	479	482
Advertising and bank promotions	434	276	1,115	830
FDIC Insurance	788	690	2,019	2,002
Professional services	729	1,125	2,281	1,993
Taxes other than income	231	226	695	636
Collection expense	593	359	1,890	690
OREO Expense	230	235	706	313
Intangible asset amortization	52	52	157	157
Other operating expenses	1,649	1,509	4,788	4,590

Total noninterest expenses	11,133	10,827	32,749	29,988

Income (loss) before income tax (benefit)	(2,324)	3,049	(32,534)	(5,054)
Income tax expense (benefit)	19,028	(1,265)	6,950	(2,572)

Net income (loss)	$(21,352)	$4,314	$(39,484)	$(2,482)

Per share information:
Basic earnings (loss) per share	$(2.65)	$0.54	$(4.90)	$(0.31)
Diluted earnings (loss) per share	(2.65)	0.54	(4.90)	(0.31)
Dividends per share	0.00	0.23	0.00	0.69

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income (loss)	$(21,352)	$4,314	$(39,484)	$(2,482)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	1,603	7,479	2,522	13,132
Reclassification adjustment for (gains) losses realized in net income (loss)	2	(2,351)	(4,824)	(3,199)

Net unrealized gains (losses)	1,605	5,128	(2,302)	9,933
Tax effect	(562)	(1,795)	806	(3,477)

	1,043	3,333	(1,496)	6,456

Unrealized holding gains (losses) in fair value of derivatives used for cash flow hedges	0	2	0	(127)
Reclassification adjustment for (gains) realized in net income	0	(673)	0	(791)

Net unrealized gains (losses)	0	(671)	0	(918)
Tax effect	0	235	0	322

	0	(436)	0	(596)

Total other comprehensive income (loss), net of tax and reclassification adjustments	1,043	2,897	(1,496)	5,860

Total comprehensive income (loss)	$(20,309)	$7,211	$(40,980)	$3,378

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2011	$416	$121,508	$38,680	($88)	($32)	$160,484
Net income (loss)	0	0	(2,482)	0	0	(2,482)
Total other comprehensive income, net of taxes	0	0	0	5,860	0	5,860
Cash dividends ($0.69 per share)	0	0	(5,522)	0	0	(5,522)
Stock-based compensation plans:
Issuance of stock	1	507	0	0	0	508
Issuance of stock through dividend reinvestment plan	2	328	0	0	0	330
Purchase of treasury stock (2,232 shares)	0	0	0	0	(54)	(54)
Issuance of treasury stock (2,719 shares)	0	(19)	0	0	66	47

Balance, September 30, 2011	$419	$122,324	$30,676	$5,772	($20)	$159,171

Balance, January 1, 2012	$419	$122,514	$1,195	$4,089	($20)	$128,197
Net income (loss)	0	0	(39,484)	0	0	(39,484)
Total other comprehensive income (loss), net of taxes	0	0	0	(1,496)	0	(1,496)
Stock-based compensation plans:
Issuance of stock (8,879 shares)	1	68	0	0	0	69
Compensation expense	0	23	0	0	0	23
Issuance of stock through dividend reinvestment plan (1,407 shares)	0	11	0	0	0	11

Balance, September 30, 2012	$420	$122,616	($38,289)	$2,593	($20)	$87,320

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Nine Months Ended
	September 30,	September 30,
(Dollars in Thousands, Except per Share Data)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(39,484)	$(2,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities available for sale	5,251	4,045
Depreciation and amortization	1,963	2,055
Provision for loan losses	47,300	32,325
Net change in loans held for sale	(5,496)	(4,777)
Net (gain) loss on disposal of other real estate owned	8	(30)
Writedown of other real estate owned	436	350
Net gain on disposal of bank premises and equipment	0	2
Deferred income taxes, including valuation allowance	20,384	(5,827)
Investment securities gains	(4,824)	(3,199)
Gain on sale of rate swap	0	(791)
Earnings on cash surrender value of life insurance	(650)	(754)
Decrease in accrued interest receivable	852	543
(Decrease) in accrued interest payable	(483)	(106)
Other, net	(14,423)	(568)

Net cash provided by operating activities	10,834	20,786

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in interest bearing deposits with banks and short term investments	(3,605)	(61,993)
Sales of available for sale securities	94,099	102,665
Maturities, repayments and calls of available for sale securities	59,889	42,674
Purchases of available for sale securities	(138,000)	(58,588)
Net change in restricted investments in bank stocks	1,143	(959)
Net (increase) decrease in loans	84,403	(49,647)
Proceeds from sale of loans	19,702	0
Investment in limited partnerships	0	(254)
Purchases of bank premises and equipment	(1,245)	(895)
Proceeds from disposal of other real estate owned	2,383	388
Proceeds from sale of rate swap	0	911
Purchases of bank owned life insurance	0	(500)

Net cash provided (used) by investing activities	118,769	(26,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(96,439)	98,510
Net decrease in short term purchased funds	(22,947)	(60,316)
Payments on long-term debt	(15,990)	(31,058)
Dividends paid	0	(5,522)
Proceeds from issuance of common stock	103	838
Purchase of treasury stock	0	(54)
Net proceeds from issuance of treasury stock	0	47

Net cash provided (used) by financing activities	(135,273)	2,445

Net decrease in cash and cash equivalents	(5,670)	(2,967)
Cash and cash equivalents at beginning of period	19,630	19,200

Cash and cash equivalents at end of period	$13,960	$16,233

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,515	$8,436
Income taxes	1,267	3,657
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$3,237	$2,239

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

Basis of Presentation – The unaudited financial statements of the Company and its subsidiary are presented for the three and nine months ended September 30, 2012 and 2011 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2011 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2011.

All significant intercompany transactions and accounts have been eliminated. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Subsequent Events - GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after September 30, 2012, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

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

Restricted Investments in Bank Stocks - Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of September 30, 2012 and December 31, 2011, and consists of common stock of the Federal Reserve Bank of Philadelphia, Atlantic Central Bankers Bank and the Federal Home Loan Bank (“FHLB”) of Pittsburgh stocks.

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

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of September 30, 2012. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of September 30, 2012 is no assurance that impairment may not occur in the future.

Interest-Bearing Deposits in Banks - Interest bearing deposits in banks are due on demand or mature within one year and are carried at cost.

Securities - Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of September 30, 2012 and December 31, 2011 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The Company had no debt securities it deemed to be other than temporarily impaired at September 30, 2012 and December 31, 2011.

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

For all classes of loans, the accrual of interest income on loans, including impaired loans, generally ceases when principal or interest is past due 90 days or more or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is reversed and charged against current interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loan has performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contractual terms of the loan.

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

Loans Serviced - The Bank administers secondary market mortgage programs available through the FHLB of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At September 30, 2012 and December 31, 2011 the balance of loans serviced for others was $316,088,000 and $299,998,000.

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

Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of carrying value or fair value less estimated costs to sell the underlying collateral. Capitalized costs include accrued interest and any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $2,575,000 and $2,165,000 as of September 30, 2012 and December 31, 2011 and is included in other assets.

Stock Compensation Plans - The Company has stock compensation plans that cover employees and non-employee directors. Stock compensation accounting guidance (FASB ASC 718, Compensation - Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock award, including a Black-Scholes model for stock options. Compensation cost for all stock awards are calculated and recognized over the employees’ service period, generally defined as the vesting period.

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

The component of accumulated other comprehensive income, net of taxes, at September 30, 2012 and December 31, 2011 consisted of unrealized gains on securities available for sale and totaled $2,593,000 and $4,089,000.

Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Reporting - The Company only operates in one significant segment—Community Banking. The Company’s non-banking activities are insignificant to the consolidated financial statements.

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

NOTE 2. SECURITIES AVAILABLE FOR SALE

At September 30, 2012 and December 31, 2011, the investment securities portfolio was comprised exclusively of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at September 30, 2012 and December 31, 2011 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
U.S. Treasury	$25,995	$12	$0	$26,007
U.S. Government Sponsored Enterprises (GSE)	45,063	450	5	45,508
States and political subdivisions	35,788	1,553	4	37,337
GSE residential mortgage-backed securities	180,763	2,018	53	182,728

Total debt securities	287,609	4,033	62	291,580
Equity securities	50	19	0	69

Totals	$287,659	$4,052	$62	$291,649

December 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$41,563	$2,081	$22	$43,622
States and political subdivisions	75,232	2,852	33	78,051
GSE residential mortgage-backed securities	186,018	1,783	217	187,584

Total debt securities	302,813	6,716	272	309,257
Equity securities	1,260	41	193	1,108

Totals	$304,073	$6,757	$465	$310,365

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
U.S. Government Sponsored Enterprises (GSE)	$2,199	$5	$0	$0	$2,199	$5
States and political subdivisions	889	4	0	0	889	4
GSE residential mortgage-backed securities	9,841	20	3,421	33	13,262	53

Total temporarily impaired securities	$12,929	$29	$3,421	$33	$16,350	$62

December 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$8,685	$22	$0	$0	$8,685	$22
States and political subdivisions	0	0	1,467	33	1,467	33
GSE residential mortgage-backed securities	45,019	217	0	0	45,019	217

Total debt securities	53,704	239	1,467	33	55,171	272
Equity securities	751	193	0	0	751	193

Total temporarily impaired securities	$54,455	$432	$1,467	$33	$55,922	$465

The Company had 7 securities and 35 securities at September 30, 2012 and December 31, 2011 in which the amortized cost exceeds their values, as discussed below.

U.S. Treasuries and Government Sponsored Enterprises (GSE). Six GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, all but one of which are in the less than 12 months category at September 30, 2012. At December 31, 2011, the Company had 15 GSE securities with unrealized losses, all of which were in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012 or at December 31, 2011.

State and Political Subdivisions. One state and political subdivision security had an amortized cost which exceeded its fair value for less than 12 months at September 30, 2012. At December 31, 2011, two state and political subdivision securities had unrealized losses, both of which were greater than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012 or at December 31, 2011.

Equity Securities. Zero equity securities have cost which exceeds their fair value, at September 30, 2012. At December 31, 2011, 18 equity securities had unrealized losses, all of which had unrealized losses for less than 12 months. These securities are among various industries, including financial, industrial, consumer, energy, health care and a large cap fund, In considering whether the equity securities are other-than-temporarily impaired, management reviews the severity and duration of decline in fair value, research reports, analysts’ recommendations, credit rating changes, news stories and other relevant information. Management believes the equity securities are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time. Since these companies are considered viable and carry the possibility of price appreciation in the future, impairments are considered temporary. The Company recorded no other than temporary impairment expense on equity securities for the three or nine months ended September 30, 2012 and 2011.

The amortized cost and fair values of securities available for sale at September 30, 2012 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,760	$7,818
Due after one year through five years	56,816	56,971
Due after five years through ten years	25,567	26,337
Due after ten years	16,703	17,726
GSE residential mortgage-backed securities	180,763	182,728

Total debt securities	287,609	291,580
Equity securities	50	69

	$287,659	$291,649

Gross gains on the sales of securities were $20,000 and $2,373,000 for the quarters ended September 30, 2012 and 2011. Gross losses on the sales of securities available for sale were $22,000 and $22,000 for the quarters ended September 30, 2012 and 2011. Gross gains on the sales of securities were $4,986,000 and $3,294,000 for the nine months ended September 30, 2012 and 2011. Gross losses on the sales of securities were $162,000 and $95,000 for the nine months ended September 30, 2012 and 2011.

Securities with a fair value of $272,643,000 and $283,501,000 at September 30, 2012 and December 31, 2011 were pledged to secure public funds and for other purposes as required or permitted by law.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes, as of September 30, 2012 and December 31, 2011 was as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Commercial real estate:
Owner-occupied	$162,246	$199,646
Non-owner occupied	146,527	141,037
Multi-family	29,512	27,327
Acquisition and development:
1-4 family residential construction	4,409	7,098
Commercial and land development	42,920	77,564
Commercial and industrial	199,662	277,900
Residential mortgage:
First lien	114,166	104,327
Home equity - term	14,717	37,513
Home equity - Lines of credit	82,274	80,951
Installment and other loans	7,305	12,077

	$803,738	$965,440

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

The following summarizes the Bank’s ratings based on its internal risk rating system as of September 30, 2012 and December 31, 2011:

		Special	Non-Impaired	Impaired
(Dollars in thousands)	Pass	Mention	Substandard	Substandard	Doubtful	Total
September 30, 2012
Commercial real estate:
Owner-occupied	$130,756	$12,846	$9,671	$8,785	$188	$162,246
Non-owner occupied	105,472	11,805	14,860	14,390	0	146,527
Multi-family	17,685	7,657	1,951	2,219	0	29,512
Acquisition and development:
1-4 family residential construction	1,871	434	0	1,386	718	4,409
Commercial and land development	15,602	8,420	5,228	13,053	617	42,920
Commercial and industrial	157,319	18,813	8,867	12,902	1,761	199,662
Residential mortgage:
First lien	105,599	2,478	1,999	4,090	0	114,166
Home equity - term	14,375	55	238	49	0	14,717
Home equity - Lines of credit	78,779	1,272	1,495	529	199	82,274
Installment and other loans	7,277	14	6	8	0	7,305

	$634,735	$63,794	$44,315	$57,411	$3,483	$803,738

December 31, 2011
Commercial real estate:
Owner-occupied	$161,695	$19,820	$8,321	$8,828	$982	$199,646
Non-owner occupied	93,379	19,689	7,785	16,661	3,523	141,037
Multi-family	14,896	7,581	1,387	1,328	2,135	27,327
Acquisition and development:
1-4 family residential construction	3,361	724	831	2,182	0	7,098
Commercial and land development	28,513	16,274	13,713	19,064	0	77,564
Commercial and industrial	190,675	19,859	14,232	50,047	3,087	277,900
Residential mortgage:
First lien	102,398	0	596	1,333	0	104,327
Home equity - term	36,290	0	638	585	0	37,513
Home equity - Lines of credit	80,881	0	70	0	0	80,951
Installment and other loans	12,075	0	2	0	0	12,077

	$724,163	$83,947	$47,575	$100,028	$9,727	$965,440

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

As of September 30, 2012 and December 31, 2011, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for certain troubled debt restructurings not in nonaccrual status. By definition, troubled debt restructurings are considered impaired. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2012 and December 31, 2011. In the first quarter of 2012, the Company began to more aggressively charge off specific reserve allocations on impaired loans rather than to carry related allowances. At December 31, 2011, specific reserves related to anticipated closing costs, additional market discounts on appraisal values and specific reserves identified during periods subsequent to the balance sheet. Allowances established at September 30, 2012 generally pertain to those credits in which an updated appraisal is pending, and the partial charge-off will be recorded when received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal Balance	Related	Investment	Principal Balance
(Dollars in thousands)	(Book Balance)	(Legal Balance)	Allowance	(Book Balance)	(Legal Balance)
September 30, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$8,973	$10,821
Non-owner occupied	1,266	1,266	333	13,124	18,642
Multi-family	0	0	0	2,219	2,767
Acquisition and development:
1-4 family residential construction	718	725	413	1,386	3,896
Commercial and land development	617	624	363	13,053	28,085
Commercial and industrial	1,852	1,866	1,089	12,811	17,086
Residential mortgage:
First lien	450	450	4	3,640	3,880
Home equity - term	0	0	0	49	162
Home equity - lines of credit	199	199	60	529	529
Consumer	0	0	0	8	8

	$5,102	$5,130	$2,262	$55,792	$85,876

December 31, 2011
Commercial real estate:
Owner-occupied	$5,016	$5,200	$1,762	$4,794	$4,838
Non-owner occupied	16,682	20,472	6,876	3,502	4,071
Multi-family	3,129	5,117	1,213	334	334
Acquisition and development:
1-4 family residential construction	2,182	3,715	926	—	—
Commercial and land development	10,657	13,899	4,369	8,407	9,712
Commercial and industrial	46,685	47,256	14,591	6,449	6,551
Residential mortgage:
First lien	1,122	1,122	9	211	211
Home equity - term	41	41	42	544	709
Home equity - lines of credit	0	0	0	0	0
Consumer	0	0	0	0	0

	$85,514	$96,822	$29,788	$24,241	$26,426

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired as of September 30:

	Three Months Ended September 30,
	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$8,499	$48	$5,500	$38
Non-owner occupied	14,928	37	5,376	90
Multi-family	1,203	120	3,423	14
Acquisition and development:
1-4 family residential construction	2,049	21	131	1
Commercial and land development	13,608	100	9,109	36
Commercial and industrial	15,799	73	33,171	351
Residential mortgage:
First lien	3,459	41	463	17
Home equity - term	46	1	710	6
Home equity – lines of credit	383	17	0	0
Installment and other loans	6	1	0	0

Total	$59,980	$459	$57,883	$553

	Nine months Ended September 30,
	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$9,864	$92	$3,210	$236
Non-owner occupied	17,099	397	3,479	335
Multi-family	2,008	120	1,734	207
Acquisition and development:
1-4 family residential construction	1,881	23	65	3
Commercial and land development	14,863	287	4,554	244
Commercial and industrial	30,320	299	21,936	1,093
Residential mortgage:
First lien	2,184	68	466	23
Home equity - term	311	3	710	10
Home equity – lines of credit	191	17	0	0
Installment and other loans	3	2	0	0

Total	$78,724	$1,308	$36,154	$2,151

The following presents impaired loans that are troubled debt restructurings, as well as the number of loans modified as of September 30, 2012 and December 31, 2011:

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
September 30, 2012
Accruing:
Commercial real estate:
Non-owner occupied	2	$1,995	0	$0
Multi-family	0	0	0	0
Commercial and industrial	2	330	0	0
Residential mortgage:
First lien	2	752	1	301
Home equity - lines of credit	1	36	1	36

	7	3,113	2	337

Nonaccruing:
Owner-occupied	2	689	0	0
Non-owner occupied	1	193	0	0
Acquisition and development:
Commercial and land development	3	1,159	0	0
Commercial and industrial	7	3,160	1	197

	13	5,201	1	197

	20	$8,314	3	$534

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Year Ended December 31, 2011
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$924	1	$924
Nonowner occupied	2	2,039	2	2,039
Acquisition and development:
Commercial and land development	2	1,061	2	1,061
Commercial and industrial	10	23,434	10	23,434
Residential mortgage:
First lien	1	459	0	0

	16	27,917	15	27,458

Nonaccruing:
Commercial real estate:
Owner-occupied	1	54	1	54
Non-owner occupied	1	221	1	221
Acquisition and development:
Commercial and land development	3	3,179	3	3,179
Commercial and industrial	10	5,648	10	5,648
Residential mortgage:
Home equity term	1	544	0	0

	16	9,646	15	9,102

	32	$37,563	30	$36,560

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

Troubled debt restructurings included in nonaccrual status at September 30, 2012 were designated as such either due to the borrower defaulting on the modified terms within the past twelve months, or management’s determination the borrower would not be able to continue to meet debt service requirements for a sustainable period of time or where newly restructured debts had not yet reached a minimum of 6 months of performance according to modifications. As of September 30, 2012, 13 loans totaling $5,201,000 were in default of their restructured terms.

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2012 and December 31, 2011:

		Days Past Due
				90+	Total	Non-	Total
	Current	30-59	60-89	(still accruing)	Past Due	Accrual	Loans
September 30, 2012
Commercial real estate:
Owner-occupied	$152,154	$922	$0	$197	$1,119	$8,973	$162,246
Non-owner occupied	134,132	0	0	0	0	12,395	146,527
Multi-family	27,293	0	0	0	0	2,219	29,512
Acquisition and development:
1-4 family residential construction	2,305	0	0	0	0	2,104	4,409
Commercial and land development	27,186	976	931	157	2,064	13,670	42,920
Commercial and industrial	184,330	224	206	569	999	14,333	199,662
Residential mortgage:
First lien	109,102	1,342	384	0	1,726	3,338	114,166
Home equity - term	14,490	178	0	0	178	49	14,717
Home equity - Lines of credit	81,485	98	0	0	98	691	82,274
Installment and other loans	7,122	174	1	0	175	8	7,305

	$739,599	$3,914	$1,522	$923	$6,359	$57,780	$803,738

December 31, 2011
Commercial real estate:
Owner-occupied	$188,679	$2,135	$0	$0	$2,135	$8,832	$199,646
Non-owner occupied	122,816	75	0	0	75	18,146	141,037
Multi-family	23,864	0	0	0	0	3,463	27,327
Acquisition and development:
1-4 family residential construction	4,916	0	0	0	0	2,182	7,098
Commercial and land development	59,121	440	0	0	440	18,003	77,564
Commercial and industrial	246,696	1,341	15	0	1,356	29,848	277,900
Residential mortgage:
First lien	100,215	1,637	547	0	2,184	1,928	104,327
Home equity - term	35,998	283	9	0	292	1,223	37,513
Home equity - Lines of credit	80,783	98	0	0	98	70	80,951
Installment and other loans	11,932	141	2	0	143	2	12,077

	$875,020	$6,150	$573	$0	$6,723	$83,697	$965,440

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

For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. Effective December 31, 2011, the historical loss factor was based on average charge-offs for the last eight quarters and applied to the entire pool of loans, excluding those loans evaluated for impairment under ASC 310-10-35. In addition, an additional adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the Allowance for Loan and Lease Loss methodology. The refinement to the methodology was made as management determined that the most recent eight quarters loss history as adjusted based on other portfolio analysis and applied to an entire pool of loans is a better reflection of the losses inherent on non-impaired loans within the portfolio. In making this determination, management considered current economic and real estate conditions, trends in historical charge-off percentages at the Company as well as peers.

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

Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions etc.

Concentrations of Credit and Changes within Credit Concentrations – Factors considered including the Bank’s overall portfolio makeup and managements evaluation relating to concentration risk management and the inherent risk associated with the concentrations identified.

Experience, Ability and Depth of Management/Lending staff – Factors considered include the years experience of senior and middle management and the lending and loan review staff and turnover of the staff.

Other External Factors (Economic, Legal, Competition, Regulatory etc.) – Ratios and factors considered include trends in the consumer price index (CPI); unemployment rates; housing price index; housing statistics compared to the prior year; bankruptcy rates; regulatory and legal environment risks and competition.

Activity in the allowance for loan losses for three months ended September 30, 2012 and 2011 is as follows:

	Commercial	Acquisition	Commercial	Residential	Installment
(Dollars in thousands)	Real Estate	and Development	and Industrial	Mortgage	and Other	Unallocated	Total
September 30, 2012
Balance, beginning of period	$15,204	$6,803	$11,334	$887	$69	$1,938	$36,235
Provision for loan losses	222	5,020	(171)	169	58	(198)	5,100
Charge-offs	(482)	(4,139)	(369)	(109)	(46)	0	(5,145)
Recoveries	258	13	233	4	2	0	510

Balance, end of period	$15,202	$7,697	$11,027	$951	$83	$1,740	$36,700

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
September 30, 2011
Balance, beginning of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212
Provision for loan losses	5,466	3,084	(531)	(178)	38	21	7,900
Charge-offs	(4,179)	(2,707)	(2,466)	(64)	(23)	0	(9,439)
Recoveries	0	0	0	1	3	0	4

Balance, end of period	$8,531	$5,403	$8,135	$1,909	$115	$1,584	$25,677

Activity in the allowance for loan losses for nine months ended September 30, 2012 and 2011 is as follows:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
September 30, 2012
Balance, beginning of period	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715
Provision for loan losses	21,994	11,419	13,216	384	113	174	47,300
Charge-offs	(22,328)	(14,116)	(20,183)	(381)	(115)	0	(57,123)
Recoveries	1,672	686	425	15	10	0	2,808

Balance, end of period	$15,202	$7,697	$11,027	$951	$83	$1,740	$36,700

September 30, 2011
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	8,632	8,918	13,069	249	38	1,419	32,325
Charge-offs	(5,433)	(5,282)	(11,729)	(204)	(47)	0	(22,695)
Recoveries	8	0	0	1	18	0	27

Balance, end of period	$8,531	$5,403	$8,135	$1,909	$115	$1,584	$25,677

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Installment and Other	Unallocated	Total
September 30, 2012
Loans allocated by:
Individually evaluated for impairment	$25,582	$15,774	$14,663	$4,867	$8	$0	$60,894
Collectively evaluated for impairment	312,703	31,555	184,999	206,290	7,297	0	742,844

	$338,285	$47,329	$199,662	$211,157	$7,305	$0	$803,738

Allowance for loan losses allocated by:
Individually evaluated for impairment	$333	$776	$1,089	$64	$0	$0	$2,262
Collectively evaluated for impairment	14,869	6,921	9,938	887	83	1,740	34,438

	$15,202	$7,697	$11,027	$951	$83	$1,740	$36,700

December 31, 2011
Loans allocated by:
Individually evaluated for impairment	$33,457	$21,246	$53,134	$1,918	$0	$0	$109,755
Collectively evaluated for impairment	334,553	63,416	224,766	220,873	12,077	0	855,685

	$368,010	$84,662	$277,900	$222,791	$12,077	$0	$965,440

Allowance for loan losses allocated by:
Individually evaluated for impairment	$9,851	$5,295	$14,591	$51	$0	$0	$29,788
Collectively evaluated for impairment	4,013	4,413	2,978	882	75	1,566	13,927

	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715

NOTE 4. INCOME TAXES

The Company files income tax returns in the U. S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U. S. federal or state income tax examination by tax authorities for years before 2009.

Included in the balance sheet at September 30, 2012 and December 31, 2011, are tax positions related to loan charge-offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

The components of income tax expense for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Current year provision:
Federal	$(3,894)	$722	$(13,388)	$3,087
State	0	46	(46)	167
Deferred tax benefit	3,050	(2,033)	512	(5,826)
Valuation allowance on deferred taxes	19,872	0	19,872	0

Net income tax expense (benefit)	$19,028	$(1,265)	$6,950	$(2,572)

The components of the net deferred tax asset (liability), included in other assets or liabilities, are as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$16,470	$19,517
Deferred compensation	456	443
Retirement plans and salary continuation	1,440	1,336
Stock compensation	184	176
Off balance sheet reserves	324	387
Nonaccrual loan interest	333	508
Low income housing credit carry forward	357	0
Net operating loss carry forward	2,202	0
Other	211	406

Total deferred tax assets	21,977	22,773
Valuation allowance	(19,872)	0

	2,105	22,773

Deferred tax liabilities:
Depreciation	1,243	1,408
Net unrealized gains on securities available for sale	1,396	2,202
Purchase accounting adjustments	595	659
Other	267	322

Total deferred tax liabilities	3,501	4,591

Net deferred tax asset (liability)	$(1,396)	$18,182

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at September 30, 2012. Accordingly, a valuation allowance for the net amount of the deferred tax assets, or $19,872,000, which represented future deductible temporary differences on our tax returns, was established at September 30, 2012, compared to no valuation allowance at December 31, 2011. Primary factors contributing to this determination at September 30, 2012 included full carryback of 2012’s taxable loss to the prior two years taxable income, cumulative losses over the past 36 months, and continued uncertainty in economic recovery.

As of September 30, 2012, the Company had federal net operating loss carry forwards of approximately $6,300,000, which will expire if unused, by the end of 2032. The Company also has federal tax credit carry forwards of $357,000 which will expire if unused by 2032.

NOTE 5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

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

During the nine months ended September 30, 2011, the Company sold its interest rate swaps and recognized a $791,000 in gains on the sales, which was included as ineffective, once it no longer qualified as a hedge. For the three months ended September 30, 2011, $673,000 in gains were recognized on the gain on sale. As of September 30, 2011, there were no interest rate swaps remaining.

A roll forward of the unrealized gains (losses) on the derivatives, and the effects on the Company’s statements of operation for the three and nine months ended September 30, 2011 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Unrealized gains on derivatives in cash flow from hedging relationship, beginning of period	$671	$918
Amount of gain recognized in other comprehensive income on derivative for effective portion of cash flow hedge	28	159
Amount of gain reclassified from accumulated other comprehensive income into interest income	(26)	(261)
Amount of gain recognized as noninterest income for the ineffective portion of the cash flow hedge	(673)	(816)

Unrealized gains on derivatives in cash flow from hedging relationship, end of period	$0	$0

NOTE 6. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2012 and December 31, 2011 the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of September 30, 2012 and December 31, 2011 are also presented in the table.

					Minimum to Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$95,022	10.9%	$69,464	8.0%	n/a	n/a
Orrstown Bank	92,452	10.7%	69,437	8.0%	$86,796	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	83,838	9.7%	34,732	4.0%	n/a	n/a
Orrstown Bank	81,272	9.4%	34,718	4.0%	52,078	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	83,838	6.4%	52,221	4.0%	n/a	n/a
Orrstown Bank	81,272	6.2%	52,224	4.0%	65,280	5.0%

December 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,621	13.0%	$83,090	8.0%	n/a	n/a
Orrstown Bank	127,529	12.3%	82,899	8.0%	$103,624	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,249	11.7%	41,545	4.0%	n/a	n/a
Orrstown Bank	114,187	11.0%	41,450	4.0%	62,175	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,249	8.2%	58,851	4.0%	n/a	n/a
Orrstown Bank	114,187	7.8%	58,682	4.0%	73,352	5.0%

NOTE 7. EARNINGS PER SHARE

Earnings per share for the three and nine months ended September 30, 2012 and September 30, 2011 were as follows:

(In thousands, except per share data)	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(21,352)	$4,314	$(39,484)	$($2,482)

Weighted average shares outstanding	8,065	8,027	8,062	8,005
Impact of common stock equivalents	0	0	0	13

Weighted average shares outstanding (diluted)	8,065	8,027	8,062	8,018

Per share information:
Basic earnings (loss) per share	$(2.65)	$0.54	$(4.90)	$(0.31)
Diluted earnings (loss) per share	(2.65)	0.54	(4.90)	(0.31)

Stock options for 305,000 and 43,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2012 and 2011, and stock options for 305,000 and 307,000 shares of common stock were not considered for the nine months ended September 30, 2012 and 2011 as they were anti-dilutive.

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

	Contract or Notional Amount
(Dollars in thousands)	September 30, 2012	December 31, 2011
Commitments to fund:
Revolving, open ended home equity loans	$77,365	$80,197
1-4 family residential construction loans	926	2,021
Commercial real estate, construction and land development loans	836	31,788
Commercial, industrial and other loans	48,218	91,530
Standby letters of credit	14,740	25,751

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of September 30, 2012 and December 31, 2011, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $927,000 and $782,000 at September 30, 2012 and December 31, 2011 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended September 30, 2012 and 2011, $76,000 and $0 was charged to other noninterest expense for this exposure, and for the nine months ended September 30, 2012 and 2011, the amount expensed was $145,000 and $250,000.

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program was $132,735,000, with limited recourse back to the Company on these loans of $8,420,000. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure.

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

The Company had no fair value liabilities at September 30, 2012 and December 31, 2011. A summary of assets at September 30, 2012 and December 31, 2011, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2012
Securities available for sale:
U.S. Treasury	$0	$26,007	$0	$26,007
U.S. Government Sponsored Enterprises (GSE)	0	45,508	0	45,508
States and political subdivisions	0	37,337	0	37,337
GSE residential mortgage-backed securities	0	182,728	0	182,728

Total debt securities	0	291,580	0	291,580

Equity securities:
Financial services	0	69	0	69

Total equity securities	0	69	0	69

Total securities	$0	$291,649	$0	$291,649

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2011
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$43,622	$0	$43,622
States and political subdivisions	0	78,051	0	78,051
GSE residential mortgage-backed securities	0	187,584	0	187,584

Total debt securities	0	309,257	0	309,257

Equity securities:
Diversified	37	0	0	37
Energy	141	0	0	141
Financial services	166	70	0	236
Industrials	150	0	0	150
Technology	221	0	0	221
Other	323	0	0	323

Total equity securities	1,038	70	0	1,108

Total securities	$1,038	$309,327	$0	$310,365

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis; however not all impaired loans have an allocation to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses were $2,262,000 and $29,788,000 at September 30, 2012 and December 31, 2011.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at September 30, 2012 and December 31, 2011 were $506,000 and $365,000.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income as less than its carrying value, in which case a lower of cost or fair value charge is taken. As of September 30, 2012 and December 31, 2011, a $621,000 and $284,000 lower of cost or fair value reserve existed on the mortgage servicing rights portfolio.

A summary of assets at September 30, 2012 and December 31, 2011 measured at fair value on a nonrecurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2012
Impaired loans, net	$0	$0	$53,374	$53,374
Foreclosed real estate	0	0	1,018	1,018
Mortgage servicing rights	0	0	2,142	2,142

December 31, 2011
Impaired loans, net	$0	$0	$55,726	$55,726
Foreclosed real estate	0	0	1,378	1,378
Mortgage servicing rights	0	0	2,253	2,253

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
September 30, 2012
Impaired loans	$53,374	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% -30% discount

			Management adjustments for liquidation expenses	5% -10% discount

Foreclosed real estate	1,018	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% -30% discount

			Management adjustments for liquidation expenses	5% -10% discount

Mortgage servicing rights	2,142	Discounted cash flows	Remaining term	4.0 years
			Discount rate	10.70%

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2012:
Financial Assets
Cash and due from banks	$13,960	$13,960	$13,960	$0	$0
Interest bearing deposits with banks	93,644	93,644	93,644	0	0
Restricted investments in bank stock	10,615	10,615	0	0	10,615
Securities available for sale	291,649	291,649	0	291,649	0
Loans held for sale	8,049	8,049	0	8,049	0
Loans, net of allowance for loan losses	767,038	770,544	0	0	770,544
Accrued interest receivable	3,696	3,696	0	0	3,696
Mortgage servicing rights	2,142	2,142	0	0	2,142
Financial Liabilities
Deposits	1,120,463	1,125,180	0	1,125,180	0
Short-term borrowings	12,066	12,066	0	12,066	0
Long-term debt	37,808	39,126	0	39,126	0
Accrued interest payable	424	424	0	424	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2011:
Financial Assets
Cash and due from banks	$19,630	$19,630
Interest bearing deposits with banks	90,039	90,039
Restricted investments in bank stock	11,758	11,758
Securities available for sale	310,365	310,365
Loans held for sale	2,553	2,553
Loans, net of allowance for loan losses	921,725	925,923
Accrued interest receivable	4,548	4,548
Mortgage servicing rights	2,253	2,253
Financial Liabilities
Deposits	$1,216,902	$1,222,058
Short-term borrowings	35,013	35,013
Long-term debt	53,798	54,998
Accrued interest payable	907	907
Off-balance sheet instruments	0	0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Orrstown Financial Services, Inc. (the “Company”) is a financial holding company with a wholly-owned bank subsidiary, Orrstown Bank (the “Bank”). The following is a discussion of our consolidated financial condition at September 30, 2012 and results of operations for the three and nine months ended September 30, 2012. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Company has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Company’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, including changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, changes in the rate of inflation, changes in technology, our ability to attract skilled personnel and retain key members of our senior management team, the intensification of competition within the Company’s market area, the outcome of litigation against the Company and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Report, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and contained in our Quarterly Reports for the quarters ended March 31, 2012, June 30, 2012 and this Report.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s continued taxable losses, projections for future taxable income and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at September 30, 2012, and accordingly, recorded a full valuation allowance of $19,872,000 at September 30, 2012.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

SUMMARY OF FINANCIAL RESULTS

The Company recorded a net loss of $21,352,000 for the third quarter of 2012 compared to net income of $4,314,000 for the same period in 2011. Basic and diluted earnings (loss) per share (EPS) for the third quarter of 2012 were $(2.65), compared to $0.54 for the third quarter of 2011. On a year-to-date basis, the net loss recorded for the period was $39,484,000 for 2012, compared to a net loss of $2,482,000 for the same period in 2011. Basic and diluted earnings (loss) per share totaled $(4.90) for the nine months ended September 30, 2012 compared to $(0.31) for the same period in 2011.

Included below are ratios for the return on average tangible assets (ROTA) and return on average tangible equity (ROTE) which exclude intangibles from the balance sheet and related amortization and tax expense from net income due to the associated goodwill and intangibles from the acquisition of companies and purchased deposits.

	Three Months Ended		Nine Months Ended
	September, 30, 2012	September, 30, 2011	September, 30, 2012	September, 30, 2011
Return on average assets	(6.50)%	1.11%	(3.80)%	(0.22)%
Return on average tangible assets	(6.50)%	1.13%	(3.80)%	(0.21)%
Return on average equity	(79.60)%	10.82%	(44.87)%	(2.06)%
Return on average tangible equity	(80.22)%	12.54%	(45.12)%	(2.27)%
Average equity / average assets	8.16%	10.22%	8.47%	10.50%

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

	September 30, 2012	September 30, 2011
For Quarter Ended:
Return on Average Assets (GAAP basis)	(6.50)%	1.11%
Effect of excluding average intangible assets and related amortization, net of tax	0.00%	0.02%

Return on Average Tangible Assets	(6.50)%	1.13%

Return on Average Equity (GAAP basis)	(79.60)%	10.82%
Effect of excluding average intangible assets and related amortization, net of tax	(0.62)%	1.72%

Return on Average Tangible Equity	(80.22)%	12.54%

	September 30, 2012	September 30, 2011
For Nine Months Ended:
Return on Average Assets (GAAP basis)	(3.80)%	(0.22)%
Effect of excluding average intangible assets and related amortization, net of tax	0.00%	0.01%

Return on Average Tangible Assets	(3.80)%	(0.21)%

Return on Average Equity (GAAP basis)	(44.87)%	(2.06)%
Effect of excluding average intangible assets and related amortization, net of tax	(0.25)%	(0.21)%

Return on Average Tangible Equity	(45.12)%	(2.27)%

(Dollars in thousands, except per share data)	September 30, 2012	December 31, 2011
Common shareholders’ equity	$87,320	$128,197
Less: Intangible assets	884	1,041

Tangible common equity	$86,436	$127,156

Total assets	$1,269,319	$1,444,097
Less: Intangible assets	884	1,041

Tangible assets	$1,268,435	$1,443,056

Tangible book value per share is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. A reconciliation of book value per share to tangible book value per share is as follows:

	September 30, 2012	December 31, 2011
Book value per share	$10.83	$15.92
Less: Intangible assets per share	0.11	0.13

Tangible book value per share	$10.72	$15.79

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

	September 30,	September 30,
(Dollars in thousands)	2012	2011
For Quarter Ended:
Net interest income	$9,029	$12,825
Effect of tax exempt income	545	720

Net interest income, tax equivalent basis	$9,574	$13,545

For Nine Months Ended:
Net interest income	$29,417	$38,023
Effect of tax exempt income	1,780	2,122

Net interest income, tax equivalent basis	$31,197	$40,145

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2012 COMPARED TO QUARTER ENDED

SEPTEMBER 30, 2011

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

The “Average Balances and Interest Rates” table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the quarters ended September 30, 2012 and 2011.

For the three months ended September 30, 2012, net interest income measured on a fully tax equivalent basis decreased $3,971,000 to $9,574,000 from $13,545,000 in the corresponding period in 2011. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,460,536,000 for the third quarter of 2011 to $1,229,190,000 for the same period in 2012. In addition, net interest margin decreased by 56 basis points, from 3.66% for the three months ended September 30, 2011 to 3.10% for the same period in 2012. The net interest spread for the three months ended September 30, 2012 was 3.02%, compared to 3.54% for the same period in 2011.

Interest income earned on loans decreased from $12,719,000 for the quarter ended September 30, 2011 to $9,937,000 for the same period in 2012, a $2,782,000 decline. Several factors have contributed to the decline. First, the average balance of impaired loans, which generally are in nonaccrual status, increased from $57,883,000 for the third quarter of 2011 to $59,980,000 for the same period in 2012. Additionally, the Company settled two floating for fixed rate interest rate swaps last year, and therefore there was no interest income from the swaps to enhance 2012’s yield. As a result of these two factors, combined with generally lower interest rates, the yield on loans declined from 4.97% for the third quarter of 2011 to 4.78% for the third quarter of 2012. In addition to lower yields, the average volume of loans declined from $1,002,964,000 for the three months ended September 30, 2011 to $827,553,000 for the same period in 2012. The Company has temporarily curbed its loan growth in order to address and enhance credit administration and underwriting processes and procedures.

Securities interest income also declined in 2012 and totaled $1,268,000 for the quarter ended September 30, 2012, a decrease of $2,182,000, compared to $3,450,000 for the same period in 2011. The average balance on securities has declined from $408,951,000 in the third quarter of 2011 to $295,578,000 for the same period in 2012, and is a reason for the decrease in securities interest income. As a result of the recent regulatory climate related to nontraditional funding sources, management anticipates that it will not utilize brokered deposits to the extent it has in the past, and as such, as the brokered deposits matured, security proceeds were used to fund the payoff. In addition, the low interest rate environment has resulted in increased refinancing activity. This refinancing has resulted in accelerated prepayments on mortgage backed securities, many of which have premiums associated with them. As the prepayments have accelerated, the amortization of the premiums has been faster than in the past, which has placed pressure on the yields earned on the securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities. The yields earned on securities were 1.71% for the third quarter of 2012, a 167 basis point decline as compared to 3.38% for the third quarter of 2011.

Interest expense on deposits and borrowings for the three months ended September 30, 2012 was $1,702,000, a decrease of $964,000, from the $2,666,000 expensed in the same period in 2011. The Company’s cost of funds on interest bearing liabilities has declined from 0.84% for the quarter ended September 30, 2011 to 0.63% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings in 2012 compared to 2011, and as time deposits and long-term debt mature, it has also been able to replace the funds at slightly lower rates.

The Company’s net interest spread of 3.02% declined 52 basis points in the quarter ended September 30, 2012 as compared to the same period in 2011. Net interest margin for the quarter ended September 30, 2012 was 3.10%, a 56 basis point decline from 3.66% for the quarter ended September 30, 2011. Management anticipates continued pressure on the net interest margin in future quarters as the level of nonaccrual loans will continue to impact rates earned on loans and securities will continue to pay off or mature, and be reinvested at lower interest rates.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Average Balances and Interest Rates

	Three Months Ended
	September 30, 2012			September 30, 2011
		Tax	Tax		Tax	Tax
	Average	Equivalent	Equivalent	Average	Equivalent	Equivalent
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold & interest bearing bank balances	$106,059	71	0.27%	$46,621	$42	0.34%
Securities	295,578	1,268	1.71	408,951	3,450	3.38
Loans	827,553	9,937	4.78	1,002,964	12,719	4.97

Total interest-earning assets	1,229,190	11,276	3.65	1,460,536	16,211	4.38

Other assets	77,234			87,511

Total	$1,306,424			$1,548,047

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$495,095	248	0.20	$503,972	$415	0.33
Savings deposits	73,757	31	0.17	72,845	36	0.20
Time deposits	439,628	1,240	1.12	585,030	1,871	1.27
Short term borrowings	20,647	20	0.39	53,015	68	0.51
Long term debt	38,006	163	1.71	43,192	276	2.55

Total interest bearing liabilities	1,067,133	1,702	0.63	1,258,054	2,666	0.84

Non-interest bearing demand Deposits	122,050			121,749
Other	10,611			10,094

Total Liabilities	1,199,794			1,389,897
Shareholders’ Equity	106,630			158,150

Total	$1,306,424		0.55%	$1,548,047		0.72%

Net interest income (FTE)/ net interest spread		9,574	3.02%		13,545	3.54%

Net interest margin			3.10%			3.66%

Tax-equivalent adjustment		(545)			(720)

Net interest income		$9,029			$12,825

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.

For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2012 totaled $5,100,000 , a decrease from the third quarter of 2011’s provision of $7,900,000. As further discussed in the “Allowance for Loan Losses” section, the 2012 provision levels were impacted by several factors. During the third quarter of 2012, the Company’s risk elements, impaired loans, and net loan charge-offs continued to trend favorably. Total risk assets remained relatively constant when compared to June 30, 2012 increasing $1,031,000, or 1.6%, to $64,391,000. When compared to December 31, 2011, risk assets have decreased $49,388,000 or 43.4%. Impaired loans also remained relatively constant when compared to June 30, 2012, increasing $1,835,000 or 3.1% to $60,894,000. When compared to December 31, 2011, impaired loans have decreased $48,861,000, or 44.5%. During the third quarter of 2012, net loan charge-offs totaled $4,635,000, which is a decrease of $10,286,000 or 68.9% when compared to the second quarter of 2012. When compared to the third quarter of 2011, net loan charge-offs have decreased $4,800,000 or 50.9%. Over the past four quarters ended June 30, 2012, the Company has experienced less favorable credit metrics overall, resulting in increased provisioning for loan losses during this period. As a result of the increased provision over the past four quarters accompanied with the reduced loan charge-offs, continued overall loan contraction, and relatively flat risk assets on a linked quarter basis, the Company did not require as large of a provision for loan loss when compared to the quarter ended September 30, 2011.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $4,882,000 for the three months ended September 30, 2012, compared to $6,600,000 for the same period in 2011. The net decline in revenues can be attributed to several factors, including the following:

•	The Company sold its merchant service business in 2011, which had accounted for a $1,161,000 decrease in income for the third quarter of 2012 when compared to the same period in 2011.

•

Consistent with a trend noted in 2011, the Company has experienced a decline in overdraft charges, as consumers are spending less, and less likely to overdraw their account. This change in consumer behavior is the primary reason that service charges on deposit accounts declined from $1,674,000 for the three months ended September 30, 2011 to $1,564,000 for the same period in 2012.

•

Trust department and brokerage income, in total, increased $42,000, or 3.0%, to $1,460,000 for the three months ended September 30, 2012 compared to the same period in 2011 despite a volatile market. The Company has been able to attract new accounts and customers which contributed to the increase.

•

Mortgage banking activities revenue for the quarter ended September 30, 2012 was $931,000, a $4,000 increase from the 2011 quarter’s total of $927,000. The low interest rate environment has positively impacted loan origination volume, as refinancing activity has increased. However, the increase in revenues has been negatively impacted through acceleration of mortgage servicing rights amortization on loans sold with servicing retained.

•	The Company sold an interest rate swap during the third quarter of 2011 resulting in a gain of $673,000 to other income. No such gain was recorded during the third quarter of 2012.

Securities gains (losses) totaled ($2,000) for the three months ended September 30, 2012 compared to $2,351,000 for the same period in 2011. Asset/liability management strategies, interest rate conditions, as well as maintaining capital levels factored into the decision to sell securities that resulted in elevated levels of security gains in the third quarter of 2011.

Noninterest Expenses

Noninterest expenses amounted to $11,133,000 for the three months ended September 30, 2012 compared to $10,827,000 for the corresponding prior year period. Asset quality and regulatory matters have contributed significantly to the increase in noninterest expenses, including the following:

•

Salaries and employee benefits totaled $4,874,000 for the three months ended September 30, 2012, compared to $4,690,000 for the three months ended September 30, 2011, an increase of $184,000. The increase in salaries and employee benefits is largely the result of the establishment of the Company’s Special Assets Group to assist in working through troubled assets, as well as an increase in personnel in the Credit Administration Department. During the upcoming quarters, we expect that our salaries and employee benefit charges will exceed the prior years, as we expect to recruit and add additional talent to the Company’s executive and management ranks.

•

Collection and problem loan expenses totaled $593,000 for the three months ended September 30, 2012, compared to $359,000 for the three months ended September 30, 2011, an increase of $234,000. In order to properly monitor its impaired loans, the Company updates appraisals on its collateral and incurs legal expenses as it develops work out plans. Increased appraisal activity and legal expenses have led to the increased charges.

•

Advertising and bank promotions expense increased $158,000 from $276,000 for the three months ended September 30, 2011 to $434,000 for the same period in 2012 as a result of contributions to the Educational Improvement Tax Credit program made during the quarter. During 2011, these contributions were made during the fourth quarter.

•

FDIC Insurance expense increased $98,000 to $788,000 for the three months ended September 30, 2012. This increase is the result of an increased risk rating and associated increased depository insurance rate, which has been slightly offset by a reduction in net assets of the Bank.

•

Professional service fees, including loan review assistance, legal fees and accounting expenses, have decreased $396,000 from $1,125,000 in the third quarter of 2011 to $729,000 in the same period in 2012.

As noted in the “Noninterest Income” section, the Company sold its merchant services business in 2011. Data processing expenses of $231,000 were incurred in the three months ended September 30, 2011 pertaining to these revenues with no corresponding charges in 2012.

•	Other noninterest expenses increased $140,000 from $1,509,000 for the three months ended September 30, 2011 to $1,649,000 for the three months ended September 30, 2012.

In order to better understand how noninterest expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. The Company’s efficiency ratio was 75.07% for the three months ended September 30, 2012, compared to 52.36% for the same period in 2011. The increase in the ratio is the result of increases in noninterest expenses combined with declining net interest income. As the Company continues to address its asset quality issues and regulatory concerns, it anticipates the efficiency ratio will remain elevated in comparison to historical results.

Income Tax Expense

The Company recorded a deferred tax asset valuation allowance of $19,872,000 offset by an income tax benefit of $844,000 for a total income tax expense of $19,028,000 for the quarter ended September 30, 2012, compared to a $1,265,000 tax benefit for the same period in 2011. A meaningful comparison of income tax expense to levels of pre-tax income is its effective tax rate, which exceeds the 35% federal statutory rate primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

Excluding the deferred tax asset valuation allowance charge, the Company’s effective tax rate was 36.3% for the quarter ended September 30, 2012, compared to (41.5%) for the corresponding prior year period. The higher tax rate in 2012 compared to 2011 is due to assumptions used in calculating the 2011 tax provision, in which a lower effective tax rate was estimated for the year, in accordance with interim financial reporting guidance outlined in ASC 740-270-25.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at September 30, 2012. Accordingly, a valuation allowance for the net amount of the deferred tax assets, or $19,872,000, which represented future deductible temporary differences on our tax returns, was established at September 30, 2012, compared to no valuation allowance at December 31, 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Net Interest Income

For the nine months ended September 30, 2012, net interest income measured on a fully tax equivalent basis decreased $8,948,000 to $31,197,000 from $40,145,000 in the corresponding period in 2011. A reason for the decrease in net interest income was a decrease in average earning assets from $1,443,171,000 for the first nine months of 2011 to $1,318,006,000 for the same period in 2012. In addition, net interest margin decreased by 53 basis points, from 3.69% for the nine months ended September 30, 2011 to 3.16% for the same period in 2012. The net interest spread for the nine months ended September 30, 2012 was 3.07%, compared to 3.57% for the same period in 2011.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Average Balances and Interest Rates

	Nine Months Ended
	September 30, 2012			September 30, 2011
		Tax	Tax		Tax	Tax
	Average	Equivalent	Equivalent	Average	Equivalent	Equivalent
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold & interest bearing bank balances	$108,526	$214	0.26%	$32,184	$87	0.36%
Securities	322,369	5,279	2.19	413,483	10,277	3.32
Loans	887,111	31,736	4.78	997,504	38,111	5.06

Total interest-earning assets	1,318,006	37,229	3.77	1,443,171	48,475	4.46

Other assets	70,605			89,389

Total	$1,388,611			$1,532,560

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$517,094	$1,008	0.26	$463,737	$1,280	0.37
Savings deposits	74,236	93	0.17	70,784	110	0.21
Time deposits	471,006	4,258	1.21	593,612	5,816	1.31
Short term borrowings	37,058	113	0.41	73,882	286	0.52
Long term debt	45,558	560	1.64	46,027	838	2.43

Total interest bearing liabilities	1,144,952	6,032	0.70	1,248,042	8,330	0.89

Non-interest bearing demand deposits	116,194			113,662
Other	9,914			9,901

Total Liabilities	1,271,060			1,371,605
Shareholders’ Equity	117,551			160,955

Total	$1,388,611		0.61%	$1,532,560		0.77%

Net interest income (FTE)/ net interest spread		31,197	3.07%		$40,145	3.57%

Net interest margin			3.16%			3.69%

Tax-equivalent adjustment		(1,780)			(2,122)

Net interest income		$29,417			$38,023

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.

For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Interest income earned on loans decreased from $38,111,000 for the nine months ended September 30, 2011 to $31,736,000 in 2012, a $6,375,000 decline. Several factors have contributed to the decline. First, the average balance of impaired loans, which generally are in nonaccrual status, increased from $36,154,000 for the first nine months of 2011 to $78,724,000 for the corresponding period in 2012. Additionally, the Company settled two floating for fixed rate interest rate swaps last year, and therefore there was no interest income from the swaps to enhance 2012’s yield compared to $261,000 included in interest income in 2011. As a result of these factors, combined with generally lower interest rates, the yield on loans declined from 5.06% for the first nine months of 2011 to 4.78% for the first nine months of 2012. In addition to lower yields, the average volume of loans declined from $997,504,000 for the nine months ended September 30, 2011 to $887,111,000 for the same period in 2012. The Company has temporarily curbed its loan growth in order to address and enhance credit administration and underwriting processes and procedures.

Securities interest income also declined in 2012 and totaled $5,279,000 for the nine months ended September 30, 2012, a decrease of $4,998,000 compared to $10,277,000 for the same period in 2011. The average balance on securities has declined significantly, from $413,483,000 in the first nine months of 2011 to $322,369,000 for the same period in 2012, and is a reason for the decrease in securities interest income. As a result of the recent regulatory climate related to nontraditional funding sources, management anticipates it will not utilize brokered deposits to the extent it has in the past, and as such, as the brokered deposits matured, securities proceeds were used to fund the payoff. In addition, the low interest rate environment has resulted in increased refinancing activity. This refinancing has resulted in accelerated prepayments on mortgage backed securities, many of which have premiums associated with them. As the prepayments have accelerated, the amortization of the premium has been faster than in the past, which has placed pressure on the yields earned on the securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities. The yields earned on securities were 2.19% for the first nine months of 2012, a 113 basis point decline from the same period in 2011.

Interest expense on deposits and borrowings for the nine months ended September 30, 2012 was $6,032,000, a decrease of $2,298,000, from the $8,330,000 expensed in the same period in 2011. The Company’s cost of funds on interest bearing liabilities has declined from 0.89 % for the nine months ended September 30, 2011 to 0.70% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings accounts in 2012 compared to 2011, and as time deposits and long-term debt mature, it has been able to replace the funds with slightly lower rates as well.

The Company’s net interest spread of 3.07% has declined by 50 basis points for the nine months ended September 30, 2012 compared to the same period in 2011. Net interest margin of 3.16% has declined 53 basis points for the nine months ended September 30, 2012 compared to the same period in 2011. Management anticipates continued pressure on the net interest margin in future quarters as the level of nonaccrual loans will continue to impact rates earned on loans and securities that will continue to pay off or mature, and be reinvested at lower interest rates.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2012 totaled $47,300,000, compared to the first nine months of 2011’s provision of $32,325,000. As further discussed in the “Allowance for Loan Losses” section, the Company downgraded some credits, including $76,600,000 which moved to nonaccrual status during the first nine months of 2012, and were generally evaluated for impairment based on a collateral dependent approach. As real estate conditions remain soft, additional provisioning was required for these newly impaired loans. In addition, the Company sold classified loans with a book value of $28,598,000 for $19,702,000, resulting in an additional charge of $8,896,000. These loans were sold in order to reduce our classified assets and the effort and resources required to work out these problem loans. As a result of the combination of these factors, the Company’s net charge offs during the nine months ended September 30, 2012 totaled $54,315,000, as generally all specific reserves provided on impaired loans were charged against the allowance for loan losses during the first nine months. This elevated level of charge offs significantly increased our two-year average historical loss factors, leading to additional general reserves required on non-criticized loans.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $13,274,000 for the nine months ended September 30, 2012, compared to $16,037,000 for the same period in 2011. The net decline in revenues can be attributed to a number of factors, including the following:

•	The Company sold its merchant service business in 2011, which had accounted for a $1,701,000 decrease in income for the nine months of 2012 when compared to the same period in 2011.

•

Trust department and brokerage income increased $144,000, to $4,496,000 for the nine months ended September 30, 2012 compared to 2011 as a result of the number of accounts under management by the Company increasing.

•

Mortgage banking activities revenue for the nine months ended September 30, 2012 was $2,143,000, a $116,000 decline from $2,259,000 for the first nine months of 2011. Although the low interest rate environment has positively impacted loan origination volume and related income, this rate environment negatively impacted the mortgage servicing rights on loans sold with servicing retained. For the nine months ended September 30, 2012, the Company recorded a lower of cost or fair value reserve of $338,000 compared to the recovery of $200,000 of the reserve in 2011, a fluctuation of $538,000.

•

The Company recorded a $791,000 gain on the settlement of an interest rate swap in the first nine months of 2011 which was included in other income (loss), with no corresponding revenues in the same period for 2012. In connection with the Company’s asset liability management, it was determined these swaps would be settled as the gain represented much of the interest that would be earned over the remaining life of the swap, and the settlement would protect earnings in the event of rising interest rates.

•

Consistent with a trend noted in 2011, the Company has experienced a decline in overdraft charges, as consumers are spending less, and less likely to overdraw their account. This change in consumer behavior is the primary reason that service charges on deposit accounts declined from $4,804,000 for the nine months ended September 30, 2011 to $4,626,000 for the same period in 2012.

Securities gains totaled $4,824,000 for the nine months ended September 30, 2012 compared to $3,199,000 for the same period in 2011. Asset/liability management strategies, interest rate conditions, as well as maintaining capital levels factored into the decision to take elevated levels of security gains in the first nine months of 2012.

Noninterest Expenses

Noninterest expenses amounted to $32,749,000 for the nine months ended September 30, 2012 compared to $29,988,000 for the corresponding prior year period. Asset quality and regulatory matters have contributed significantly to the increase in noninterest expenses, including the following:

•

Salaries and employee benefits totaled $14,508,000 for the nine months ended September 30, 2012, compared to $13,698,000 for the nine months ended September 30, 2011, an increase of $810,000. The increase in salaries and employee benefits is the result of the establishment of the Company’s Special Assets Group to assist in working through troubled assets, as well as an increase in personnel in the Credit Administration Department. During the upcoming quarters, we expect that our salaries and employee benefit charges will exceed the prior years, as we expect to recruit and add additional skilled personnel to the Company’s executive and management ranks.

•

Collection and problem loan expenses totaled $1,890,000 for the nine months ended September 30, 2012, compared to $690,000 for the nine months ended September 30, 2011, an increase of $1,200,000. In order to properly monitor its impaired loans, the Company updates appraisals on its collateral and incurs legal expenses as it develops work out plans.

•

Real estate owned expenses, which includes regular maintenance and upkeep expenses as well as write-downs of properties to fair value less costs to dispose, increased $393,000 in the first nine months of 2012 compared to the same period in 2011, from $313,000 in 2011 to $706,000 in 2012. This increase is consistent with the higher number of properties that the Company owns and is managing, as well as continued softness in the real estate market, which led to further write-downs of properties.

•

Professional service fees, including loan review assistance, legal fees and accounting expenses, have increased $288,000 from $1,993,000 in the first nine months of 2011 to $2,281,000 in the same period in 2012. The increased complexity of the organization, as well as complying with regulatory orders received in the first quarter of 2012 have led to additional assistance required from professional service providers. The increases in these expense categories demonstrate the Company’s efforts to address the issues it currently faces in a diligent and expedient manner.

•

Advertising and bank promotions totaled $1,115,000 for the nine months ended September 30, 2012, an increase of $285,000 over the corresponding period in 2011. In light of recent events, the Company has developed a successful advertising campaign focused on our commitment to customer service and the community, which has led to higher expenses than those incurred in the prior year.

•

As noted in the “Noninterest Income” section, the Company sold its merchant services business in 2011. Data processing expenses of $695,000 were incurred in the nine months ended September 30, 2011 pertaining to these revenues with no corresponding charges in 2012.

•

The increase in other operating expenses which totaled $4,788,000 for the nine months ended September 30, 2012 compared to $4,590,000 for the same period in 2011, was principally due to an increase in fraud losses associated with customer accounts, consistent with industry trends.

The remainder of the increase in other expenses is primarily the result of the growth experienced by the Company, and the development of new products and increased investments in technology.

In order to better understand how noninterest expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. The Company’s efficiency ratio was 71.71% for the nine months ended September 30, 2012, compared to 52.59% for the same period in 2011. The increase in the ratio is the result of increases in noninterest expenses combined with declining net interest income. As the Company continues to address its asset quality issues and regulatory concerns, it anticipates the efficiency ratio will remain elevated in comparison to prior year’s results.

Income Tax Expense

The Company recorded a deferred tax asset valuation allowance of $19,872,000 offset by an income tax benefit of $12,922,000 for a total income tax expense of $6,950,000 for the nine months ended September 30, 2012, compared to a $2,572,000 tax benefit for the same period in 2011. A meaningful comparison of income tax expense to levels of pre-tax income is its effective tax rate, which is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes.

Excluding the deferred tax asset valuation allowance charge, the Company’s effective tax rate was 39.7% for the nine months ended September 30, 2012, compared to 50.9% for the corresponding prior year period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at September 30, 2012. Accordingly, a valuation allowance for the net amount of the deferred tax assets, or $19,872,000, which represented future deductible temporary differences on our tax returns, was established at September 30, 2012, compared to no valuation allowance at December 31, 2011.

FINANCIAL CONDITION

Assets decreased $174,778,000 to $1,269,319,000 at September 30, 2012 from December 31, 2011. This decrease resulted primarily from a decrease in securities available for sale and a decrease in our loan portfolio. The Company has implemented a strategy designed to slow loan growth and reduce its risk weighted asset levels in order to maintain capital ratios at levels that exceed well capitalized limits.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of September 30, 2012, securities available for sale were $291,649,000, a decrease of $18,716,000, or 6% from December 31, 2011’s balance of $310,365,000. The state and municipal security portfolio has declined from 25.1% of the total portfolio at December 31, 2011 to 12.8% at September 30, 2012, as many of the revenue bonds were sold during the nine months ended September 30, 2012, and reinvested in U.S. Treasury securities. Both the decline in the securities portfolio and the shift of investment types, are consistent with Company’s strategy to reduce its risk weighted assets.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of September 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$162,246	$199,646
Non-owner occupied	146,527	141,037
Multi-family	29,512	27,327
Acquisition and development:
1-4 family residential construction	4,409	7,098
Commercial and land development	42,920	77,564
Commercial and industrial	199,662	277,900
Residential mortgage:
First lien	114,166	104,327
Home equity - term	14,717	37,513
Home equity - Lines of credit	82,274	80,951
Installment and other loans	7,305	12,077

	$803,738	$965,440

The loan portfolio at September 30, 2012 of $803,738,000 decreased $161,702,000 from $965,440,000 at December 31, 2011. The bulk of the decrease was a result of elevated charge off levels experienced in the commercial loan portfolio during the first nine months of 2012, primarily in the commercial and industrial, owner-occupied and commercial and land development portfolios. In addition, the Company has continued to curb its new loan originations in order to focus on current portfolio analysis and maintenance and to enhance credit administration and underwriting processes and procedures. Given the softness in the economy within the Company’s footprint, management feels this is a prudent course of action in order to rehabilitate its loan portfolio. Also, for longer term interest rate risk considerations, the Company continues to sell its longer term residential mortgage loans, as it is not willing to take on the interest rate risk in this environment.

During the first quarter of 2012, the Company reviewed its term home equity loan portfolio, and re-designated certain of these loans as first lien residential mortgages. First lien and home equity term loans totaled $128,883,000 at September 30, 2012, a 9% decrease from $141,840,000 at December 31, 2011.

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

Nonperforming assets include nonaccrual and restructured loans and foreclosed real estate. In addition, loans past due 90 days or more and still accruing are also deemed to be a risk asset. For all loan classes, the accrual of interest income generally ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loans have performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan.

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

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured, loans past due 90 days or more, and foreclosed real estate as of September 30, 2012, December 31, 2011 and September 30, 2011. Relevant asset quality ratios are also presented.

	September 30,	December 31,	September 30,
(Dollars in Thousands)	2012	2011	2011
Nonaccrual loans (cash basis)	$57,780	$83,697	$31,174
Other real estate (OREO)	2,575	2,165	2,754

Total nonperforming assets	60,355	85,862	33,928
Restructured loans still accruing	3,113	27,917	37,175
Loans past due 90 days or more and still accruing	923	0	2,956

Total risk assets	$64,391	$113,779	$74,059

Loans 30-89 days past due	$5,435	$6,723	$21,365

Asset quality ratios:
Total nonaccrual loans to loans	7.19%	8.67%	3.15%
Total nonperforming assets to assets	4.75%	5.95%	2.24%
Total nonperforming assets to total loans and OREO	7.49%	8.87%	3.42%
Total risk assets to total loans and OREO	7.99%	11.76%	7.47%
Total risk assets to total assets	5.07%	7.88%	4.88%
Allowance for loan losses to total loans	4.57%	4.53%	2.60%
Allowance for loan losses to nonaccrual loans	63.52%	52.23%	82.37%
Allowance for loan losses to nonaccrual and restructured loans still accruing	60.27%	39.17%	37.57%

A further breakdown of nonaccrual loans as of September 30, 2012 and December 31, 2011 is as follows:

	Nonaccrual Loans
(Dollars in Thousands)	September 30, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$8,973	$8,832
Non-owner occupied	12,395	18,146
Multi-family	2,219	3,463
Acquisition and development:
1-4 family residential construction	2,104	2,182
Commercial and land development	13,670	18,003
Commercial and industrial	14,333	29,848
Residential mortgage:
First lien	3,338	1,928
Home equity	740	1,293
Installment and other loans	8	2

	$57,780	$83,697

During the second quarter of 2011, the Company began to experience deterioration in asset quality as a result of the continued softness in economic conditions and collateral values. During 2012, the Company has continued to actively identify and monitor nonperforming assets and other risk assets, and has acted aggressively to address the deteriating credit quality issues. Risk assets, defined as nonaccrual loans, restructured and loans past due 90 days or more and still accruing, and real estate owned, declined from $113,779,000 at December 31, 2011 to $64,391,000 at September 30, 2012, an improvement of $49,388,000.

The risk element that showed the greatest percentage decline was restructured loans still accruing, which totaled $3,113,000 at September 30, 2012, a $24,804,000, or 88.8% decline from December 31, 2011. During the first nine months of 2012, the Company received payments/payoffs on restructured loans totaling $4,357,000, and charged-off $1,484,000 in connection with loan workouts. Additionally, $19,300,000 of restructured loans migrated to nonaccrual status either due to missed payments or the Company’s determination that the borrowers would not be able to keep their payments current for a sustainable period of time.

Offsetting these declines was $337,000 in loans restructured during the period.

Nonaccrual loans at September 30, 2012 totaled $57,780,000, a decrease of $25,917,000 from December 31, 2011’s balance of $83,697,000. The Company’s focus on asset quality restoration, including loan workouts, additional information gathered from borrowers or additional structural enhancements, and sales of non-performing assets to third parties has driven this significant reduction over year end 2011. This net decrease in nonaccrual loans for the nine months ended September 30, 2012 was the result of $55,092,000 in loans charged off, $39,689,000 in proceeds received from loan sales and pay downs, $5,029,000 of loans returned to accrual status, and $2,656,000 of loans foreclosed on and transferred to real estate owned, offset by $76,550,000 being moved to nonaccrual status during the period, including $19,300,000 previously classified as restructured loans.

The allowance for loan losses totaled $36,700,000 at September 30, 2012, a $7,015,000 decrease from December 31, 2011. As of September 30, 2012, the allowance for loan losses to total loans was 4.57%, a slight increase from 4.53% at December 31, 2011. In addition, the allowance for loan losses to nonaccrual loans and restructured loans still accruing increased to 60.27% at September 30, 2012 from 39.17% at December 31, 2011. The increase in the coverage ratios reflect lower levels of risk assets, particularly the significant decrease in non-performing assets discussed above.

A priority of the Company is to continue to work through its nonaccrual loans and other risk elements, in an attempt to reduce the levels of these underperforming assets. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may continue to experience additional impaired loans. Through increased human resources allocated to credit related issues, the Company believes it can continue to mitigate its risk of loss, and to reduce its level of nonaccrual and classified loans.

As of September 30, 2012, the Company has approximately 71 lending relationships that are included in the nonaccrual loan balance of $57,780,000. Of these relationships, eight have outstanding book balances in excess of $3,000,000, totaling $29,975,000, or 52% of the total nonaccrual balance. In connection with the determination of the impairment associated with these collateral dependent relationships, partial charge-offs on 70 relationships totaling $32,326,000 were taken on the related outstanding loans, balances, and another $2,262,000 of ASC 310 impairment reserves were recorded on the balances at September 30, 2012. The $2,262,000 in impairment reserves is in contrast to $15,607,000 in impairment reserves on nonaccrual loans at December 31, 2011. In 2012, the Company began taking partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Prior to 2012, the fair value that was used was based on the most recent appraised value of the loans, and any additional discounts determined to be appropriate based on current (within the quarter) conditions, plus costs to dispose, were separately reserved for and not included in the partial charge-off. As a result of this more conservative approach, the accumulated partial charge-offs as of September 30, 2012 increased over December 31, 2011. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.

The largest relationship that the Company has in nonaccrual status at September 30, 2012 is with a real estate developer who also actively leases residential properties and operates trailer parks. This relationship consists of separate notes with total outstanding book balances of $5,609,000, and different parcels of land or residential structures securing the outstanding loan balances. Recent appraisals on the collateral securing the outstanding notes received during the fourth quarter of 2011 and through the third quarter of 2012 resulted in the relationship being placed in nonaccrual status, as the softening of real estate prices as well as rental prices, and the lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. To date, partial charge-offs of approximately 49% of the outstanding loan balances were taken. The Company is actively working with the customer in reducing its outstanding loan balances.

A second significant nonaccrual relationship with outstanding book balances of $4,590,000 at September 30, 2012 is to a motel operator that has experienced declining occupancy rates, which has impacted the collateral value of the motels securing the outstanding notes. All loans are current as to scheduled payments, however, the performance of the motels has resulted in management placing the notes in nonaccrual status, and taking a partial charge-off of 32% of the outstanding legal balances. The impairment charge was determined based on appraisals received in the first quarter of 2012.

A third nonaccrual loan relationship is one with outstanding loan book balances of $3,708,000 at September 30, 2012, which is with a real estate developer and builder with multiple subdivisions in the Company’s southern market area. The softness in the real estate market has resulted in longer absorption periods of the lots for sale, delays in commencing new phases of the subdivisions, and lower sales prices. Upon receipt of updated appraised values on the collateral in the second half of 2011, the Company moved the relationship to nonaccrual status. To date, cumulative partial charge-offs on the loans outstanding total 59%. The borrower has declared bankruptcy and we are currently working through the bankruptcy proceedings in order to remedy our delinquent loans.

The Company has exposure to another land developer and lessor of residential properties whose loans are current as to scheduled interest and principal payments. The outstanding book balance of the relationship at September 30, 2012 is $3,250,000, after partial charge-offs totaling 11% of the outstanding legal balance. Appraisals have been obtained within the past year on all properties and were used in determining the extent of impairment and related partial charge-off. Despite all loans being current, the relationship was placed on nonaccrual status due to global cash flow not being sufficient to cover all principal and interest payments, as the largest loan, representing 71% of the relationship’s balance, is land that is not producing revenue, and it is not anticipated that a potential buyer will be identified in the near future.

A fourth significant relationship that is in nonaccrual status at September 30, 2012 is to a lessor of real estate properties who also owns several service industry enterprises. As of September 30, 2012, the outstanding book balances of the loans comprising this relationship total $3,284,000, which includes partial charge-offs of approximately 6% of the outstanding legal balance. In determining the relationships impairment, appraisals were obtained within the past year, and only two of the notes had collateral that was not sufficient to cover the outstanding loan balances. Charge-offs were taken on the loans in order to have the remaining loan balances line up with the values determined under a collateral dependent impairment model. Several of the loans are delinquent less than 90 days, however the entire relationship is in nonaccrual status as one loan is greater than 90 days past due and the cash flows of the Company and related enterprises is not sufficient to meet debt service requirements.

Another significant relationship in nonaccrual status is to a hotel operator in the Company’s southern market, with an outstanding loan balance of approximately $3,184,000. Despite being current as to scheduled loan payments, the loan is on nonaccrual status due to the structure of the required principal and interest payments. The loan is adequately secured by the related real estate, with an appraisal obtained in the past twelve months, and as such, no impairment charge has been taken to date.

One additional relationship has a book balance of $3,135,000 at September 30, 2012 to a wholesaler that supplies inventory to the commercial construction industry. As a result of deterioration in real estate conditions, the borrower’s business has been negatively impacted, and has resulted in management concluding that it will be unable to continue to service its debt requirements. The relationship also includes financing for a residence in a resort area. The Company has received appraisals in the fourth quarter of 2011 which has resulted in impairment charges being taken on the relationship, and has resulted in partial charge-offs representing 40% of the outstanding September 30, 2012 loan balance. The borrower has filed bankruptcy, and the Company is working with legal counsel to liquidate the collateral.

One final relationship with a book balance in excess of $3,000,000 is to a contractor whose business has been negatively impacted by the slow residential construction market. As a result of the deterioration in real estate conditions, volumes have been lowered which has had a negative impact on the borrower’s cash flow and it was determined the borrower would not be able to continue its debt service requirements. The Company is still in the process of determining the fair value of the collateral securing the related loans, and has established a preliminary ASC 310 reserve on this relationship totaling approximately 51% of the outstanding loan balances of $3,215,000.

The Company has approximately 63 additional relationships with borrowers with loans that are individually evaluated for impairment, and has taken a similar approach to those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination properly included an evaluation of the outstanding loan balance, and the related collateral securing the credit.

The Company believes through partial charge-offs taken to date totaling $29,500,000, the combination of the collateral securing the loans and the reserves allocated for these nonaccrual and restructured loans totaling $2,262,000, that it has adequately provided for the potential losses that it may incur on these relationships as of September 30, 2012. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed that which is needed.

As noted previously, in the second quarter of 2012, the Company was able to sell 65 notes with an aggregate carrying balance of $28,598,000, consisting of seven relationships, to a third party. Upon the sale, an additional charge-off of $8,896,000 was taken to reflect the sales proceeds received. The sale of these notes allowed the Company to reduce its nonaccrual loan balances.

The Company’s foreclosed real estate balance of $2,575,000 at September 30, 2012 is a slight increase from $2,165,000 at December 31, 2011. As of September 30, 2012, nine properties were owned by the Company, seven of which were commercial properties and totaled $2,037,000, and the remaining two consisted of residential properties and totaled $538,000. The largest commercial property is three acres of commercially zone real estate located near a major interstate with a carrying value of $672,000. A second commercial property with a carrying value of $271,000 was originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. The largest residential property has a carrying balance of $475,000 at September 30, 2012 and is being carried at a value lower than its list price. The remaining properties have carrying values less than $276,000 and are also carried at the lower of cost or fair value, less costs to dispose.

As of September 30, 2012, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market continues to remain soft, additional charges may be needed. Additionally, as the Company works through some of its problem loans, management anticipates that the foreclosed real estate balances may grow.

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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of September 30, 2012 and December 31, 2011:

		Special	Non-Impaired	Impaired
(Dollars in thousands)	Pass	Mention	Substandard	Substandard	Doubtful	Total
September 30, 2012
Commercial real estate:
Owner-occupied	$130,756	$12,846	$9,671	$8,785	$188	$162,246
Non-owner occupied	105,472	11,805	14,860	14,390	0	146,527
Multi-family	17,685	7,657	1,951	2,219	0	29,512
Acquisition and development:
1-4 family residential construction	1,871	434	0	1,386	718	4,409
Commercial and land development	15,602	8,420	5,228	13,053	617	42,920
Commercial and industrial	157,319	18,813	8,867	12,902	1,761	199,662
Residential mortgage:
First lien	105,599	2,478	1,999	4,090	0	114,166
Home equity - term	14,375	55	238	49	0	14,717
Home equity - Lines of credit	78,779	1,272	1,495	529	199	82,274
Installment and other loans	7,277	14	6	8	0	7,305

	$634,735	$63,794	$44,315	$57,411	$3,483	$803,738

		Special	Non-Impaired	Impaired
(Dollars in thousands)	Pass	Mention	Substandard	Substandard	Doubtful	Total
December 31, 2011
Commercial real estate:
Owner-occupied	$161,695	$19,820	$8,321	$8,828	$982	$199,646
Non-owner occupied	93,379	19,689	7,785	16,661	3,523	141,037
Multi-family	14,896	7,581	1,387	1,328	2,135	27,327
Acquisition and development:
1-4 family residential construction	3,361	724	831	2,182	0	7,098
Commercial and land development	28,513	16,274	13,713	19,064	0	77,564
Commercial and industrial	190,675	19,859	14,232	50,047	3,087	277,900
Residential mortgage:
First lien	102,398	0	596	1,333	0	104,327
Home equity - term	36,290	0	638	585	0	37,513
Home equity - Lines of credit	80,881	0	70	0	0	80,951
Installment and other loans	12,075	0	2	0	0	12,077

	$724,163	$83,947	$47,575	$100,028	$9,727	$965,440

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

As of September 30, 2012, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for certain troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as troubled debt restructurings but that are accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2012 and December 31, 2011:

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded	Unpaid		Recorded	Unpaid
	Investment	Principal Balance	Related	Investment	Principal Balance
(Dollars in thousands)	(Book Balance)	(Legal Balance)	Allowance	(Book Balance)	(Legal Balance)
September 30, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$8,973	$10,821
Non-owner occupied	1,266	1,266	333	13,124	18,642
Multi-family	0	0	0	2,219	2,767
Acquisition and development:
1-4 family residential construction	718	725	413	1,386	3,896
Commercial and land development	617	624	363	13,053	28,085
Commercial and industrial	1,852	1,866	1,089	12,811	17,086
Residential mortgage:
First lien	450	450	4	3,640	3,880
Home equity - term	0	0	0	49	162
Home equity - lines of credit	199	199	60	529	529
Consumer	0	0	0	8	8

	$5,102	$5,130	$2,262	$55,792	$85,876

December 31, 2011
Commercial real estate:
Owner-occupied	$5,016	$5,200	$1,762	$4,794	$4,838
Non-owner occupied	16,682	20,472	6,876	3,502	4,071
Multi-family	3,129	5,117	1,213	334	334
Acquisition and development:
1-4 family residential construction	2,182	3,715	926	0	0
Commercial and land development	10,657	13,899	4,369	8,407	9,712
Commercial and industrial	46,685	47,256	14,591	6,449	6,551
Residential mortgage:
First lien	1,122	1,122	9	211	211
Home equity - term	41	41	42	544	709
Home equity - lines of credit	0	0	0	0	0
Consumer	0	0	0	0	0

	$85,514	$96,822	$29,788	$24,241	$26,426

The difference between the recorded investment (book balance) and the unpaid principal balance (legal balance) generally results from partial charge-offs taken on loans and payments applied entirely to principal on those loans placed on nonaccrual status. As noted above, the book balance of impaired loans at September 30, 2012 totaled $60,894,000 whereas the legal balance, or the amount the customer contractually owes the Company, totaled $91,006,000 indicating that amounts totaling $30,112,000 were either partially charged-off or had interest payments applied to principal.

The following presents impaired loans that are troubled debt restructurings as of September 30, 2012 and December 31, 2011.

	Troubled Debt Restructurings		New Troubled Debt Restructurings
	At Period End		Nine Months Ended September 30, 2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
September 30, 2012
Accruing:
Commercial real estate:
Owner-occupied	0	$0	0	$0
Non-owner occupied	2	1,995	0	0
Multi-family	0	0	0	0
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	0	0	0	0
Commercial and industrial	2	330	0	0
Residential mortgage:
First lien	2	752	1	301
Home equity - term	1	36	1	36

	7	3,113	2	337

Nonaccruing:
Commercial real estate:
Owner-occupied	2	689	0	0
Non-owner occupied	1	193	0	0
Multi-family	0	0	0	0
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	3	1,159	0	0
Commercial and industrial	7	3,160	1	197
Residential mortgage:
First lien	0	0	0	0
Home equity - term	0	0	0	0

	13	5,201	1	197

	20	$8,314	3	$534

December 31, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$924	1	$924
Nonowner occupied	2	2,039	2	2,039
Acquisition and development:
1-4 family residential construction	0	0	0	0
Commercial and land development	2	1,061	2	1,061
Commercial and industrial	10	23,434	10	23,434
Residential mortgage:
First lien	1	459	0	0

	16	27,917	15	27,458

Nonaccruing:
Commercial real estate:
Owner-occupied	1	54	1	54
Non-owner occupied	1	221	1	221
Acquisition and development:
Commercial and land development	3	3,179	3	3,179
Commercial and industrial	10	5,648	10	5,648
Residential mortgage:
First lien	1	544	0	0

	16	9,646	15	9,102

	32	$37,563	30	$36,560

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

The following summarizes the average recorded investment in impaired loans and related interest income recognized, on loans deemed impaired at September 30, 2012 on a cash basis, and interest income earned but not recognized for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$8,499	$48	$5,500	$38
Non-owner occupied	14,928	37	5,376	90
Multi-family	1,203	120	3,423	14
Acquisition and development:
1-4 family residential construction	2,049	21	131	1
Commercial and land development	13,608	100	9,109	36
Commercial and industrial	15,799	73	33,171	351
Residential mortgage:
First lien	3,459	41	463	17
Home equity - term	46	1	710	6
Home equity – lines of credit	383	17	0	0
Installment and other loans	6	1	0	0

Total	$59,980	$459	$57,883	$553

	Nine months Ended September 30,
	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$9,864	$92	$3,210	$236
Non-owner occupied	17,099	397	3,479	335
Multi-family	2,008	120	1,734	207
Acquisition and development:
1-4 family residential construction	1,881	23	65	3
Commercial and land development	14,863	287	4,554	244
Commercial and industrial	30,320	299	21,936	1,093
Residential mortgage:
First lien	2,184	68	466	23
Home equity - term	311	3	710	10
Home equity – lines of credit	191	17	0	0
Installment and other loans	3	2	0	0

Total	$78,724	$1,308	$36,154	$2,151

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loans in the portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2012 and December 31, 2011.

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2012
Commercial real estate:
Owner-occupied	$152,154	$922	$0	$197	$1,119	$8,973	$162,246
Non-owner occupied	134,132	0	0	0	0	12,395	146,527
Multi-family	27,293	0	0	0	0	2,219	29,512
Acquisition and development:
1-4 family residential construction	2,305	0	0	0	0	2,104	4,409
Commercial and land development	27,186	976	931	157	2,064	13,670	42,920
Commercial and industrial	184,330	224	206	569	999	14,333	199,662
Residential mortgage:
First lien	109,102	1,342	384	0	1,726	3,338	114,166
Home equity - term	14,490	178	0	0	178	49	14,717
Home equity - Lines of credit	81,485	98	0	0	98	691	82,274
Installment and other loans	7,122	174	1	0	175	8	7,305

	$739,599	$3,914	$1,522	$923	$6,359	$57,780	$803,738

December 31, 2011
Commercial real estate:
Owner-occupied	$188,679	$2,135	$0	$0	$2,135	$8,832	$199,646
Non-owner occupied	122,816	75	0	0	75	18,146	141,037
Multi-family	23,864	0	0	0	0	3,463	27,327
Acquisition and development:
1-4 family residential construction	4,916	0	0	0	0	2,182	7,098
Commercial and land development	59,121	440	0	0	440	18,003	77,564
Commercial and industrial	246,696	1,341	15	0	1,356	29,848	277,900
Residential mortgage:
First lien	100,215	1,637	547	0	2,184	1,928	104,327
Home equity - term	35,998	283	9	0	292	1,223	37,513
Home equity - Lines of credit	80,783	98	0	0	98	70	80,951
Installment and other loans	11,932	141	2	0	143	2	12,077

	$875,020	$6,150	$573	$0	$6,723	$83,697	$965,440

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

In addition to the changes mentioned under ASC 450-20, the Company refined its methodology under ASC 310-10-35 in the manner in which partial charge offs are calculated. Based on management’s assessment and in compliance with regulatory guidance, the Company will generally incur partial charge-offs in the amount that a loan’s carrying value exceeds its fair value, less discount for market conditions and costs to dispose, eliminating the need for specific reserves. This will be accomplished by charging the loan off to a level below the fair market value, or appraisal value, of collateral less costs to sell. This method will result in the loan being carried at the fair market value of collateral, less any discount determined necessary based on current market conditions, less costs to dispose of the asset.

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

Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions; etc.

Concentrations of Credit and Changes within Credit Concentrations – Factors considered including the Bank’s overall portfolio makeup and management’s evaluation relating to concentration risk management and the inherent risk associated with the concentrations identified.

Experience, Ability and Depth of Management/Lending Staff – Factors considered include the years of experience of senior and middle management and the lending and loan review staff and turnover of the staff.

Other External Factors (Economic, Legal, Competition, Regulatory, etc.) – Ratios and factors considered include trends in the consumer price index (CPI); unemployment rates; housing price index; housing statistics compared to the prior year; bankruptcy rates; regulatory and legal environment risks and competition.

A summary of the activity in the allowance for loan losses for the three months ended September 30, 2012 and 2011 is as follows:

	Commercial	Acquisition	Commercial	Residential	Installment
(Dollars in thousands)	Real Estate	and Development	and Industrial	Mortgage	and Other	Unallocated	Total
September 30, 2012
Balance, beginning of period	$15,204	$6,803	$11,334	$877	$69	$1,938	$36,235
Provision for loan losses	222	5,020	(171)	169	58	(198)	5,100
Charge-offs	(482)	(4,139)	(369)	(109)	(46)	0	(5,145)
Recoveries	258	13	233	4	2	0	510

Balance, end of period	$15,202	$7,697	$11,027	$951	$83	$1,740	$36,700

September 30, 2011
Balance, beginning of period	$7,244	$5,026	$11,132	$2,150	$97	$1,563	$27,212
Provision for loan losses	5,466	3,084	(531)	(178)	38	21	7,900
Charge-offs	(4,179)	(2,707)	(2,466)	(64)	(23)	0	(9,439)
Recoveries	0	0	0	1	3	0	4

Balance, end of period	$8,531	$5,403	$8,135	$1,909	$115	$1,584	$25,677

A summary of the activity in the allowance for loan losses for nine months ended September 30, 2012 and 2011 is as follows:

	Commercial	Acquisition	Commercial	Residential	Installment
(Dollars in thousands)	Real Estate	and Development	and Industrial	Mortgage	and Other	Unallocated	Total
September 30, 2012
Balance, beginning of period	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715
Provision for loan losses	21,994	11,419	13,216	384	113	174	47,300
Charge-offs	(22,328)	(14,116)	(20,183)	(381)	(115)	0	(57,123)
Recoveries	1,672	686	425	15	10	0	2,808

Balance, end of period	$15,202	$7,697	$11,027	$951	$83	$1,740	$36,700

September 30, 2011
Balance, beginning of period	$5,324	$1,767	$6,795	$1,863	$106	$165	$16,020
Provision for loan losses	8,632	8,918	13,069	249	38	1,419	32,325
Charge-offs	(5,433)	(5,282)	(11,729)	(204)	(47)	0	(22,695)
Recoveries	8	0	0	1	18	0	27

Balance, end of period	$8,531	$5,403	$8,135	$1,909	$115	$1,584	$25,677

The allowance for loan losses totaled $36,700,000 at September 30, 2012, a $7,015,000 decline from December 31, 2011. As of September 30, 2012, the allowance for loan losses to total loans was 4.57% compared to 4.53% as of December 31, 2011, and the allowance for loan losses to nonaccrual loans and restructured loans still accruing improved from 39.17% at December 31, 2011 to 60.27% at September 30, 2012. The increase in the coverage ratio of nonaccrual and restructured loans reflects lower levels of risk assets, particularly the significant decrease in non-performing assets discussed above. As of December 31, 2011, the reserves specifically allocated on impaired loans totaled $29,788,000 on $109,755,000 of loans deemed impaired. The Company has taken partial charge-offs on nearly all impaired loans at September 30, 2012, so that the loan balances reflect the loan’s fair value, less anticipated closing costs. As such, impaired loans generally no longer had specific reserves allocated to them, as the anticipated loss has already been recorded as a charge-off. At September 30, 2012, the reserves specifically allocated on impaired loans totaled $2,262,000 on $60,894,000 of loans meeting the impaired definition.

A summary of relevant asset quality ratios for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Ratio of net charge-offs to average loans outstanding	2.23%	3.73%	8.18%	3.04%
Provision for loan losses to net charge-offs	110.03%	83.73%	87.08%	142.60%

Net charge-offs were $54,300,000 for the nine months ended September 30, 2012, compared to $22,700,000 for the same period in 2011, and the provision for loan losses to net charge-offs was 87.08% for the nine months ended September 30, 2012 compared to142.60 % for the same period in 2011. The elevated levels of charge-offs in the first nine months of 2012 significantly increased the annualized ratio of charge-offs to average loans outstanding and reduced the provision for loan losses to charge-off ratio in 2012. The majority of the charge-offs remain in the non owner-occupied commercial real estate, owner-occupied commercial real estate and commercial and land development loan portfolios.

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at September 30, 2012 and December 31, 2011.

	Commercial	Acquisition	Commercial	Residential	Installment
(Dollars in thousands)	Real Estate	and Development	and Industrial	Mortgage	and Other	Unallocated	Total
September 30, 2012
Loans allocated by:
Individually evaluated for impairment	$25,582	$15,774	$14,663	$4,867	$8	$0	$60,894
Collectively evaluated for impairment	312,703	31,555	184,999	206,290	7,297	0	742,844

	$338,285	$47,329	$199,662	$211,157	$7,305	$0	$803,738

Allowance for loan losses allocated by:
Individually evaluated for impairment	$333	$776	$1,089	$64	$0	$0	$2,262
Collectively evaluated for impairment	14,869	6,921	9,938	887	83	1,740	34,438

	$15,202	$7,697	$11,027	$951	$83	$1,740	$36,700

December 31, 2011
Loans allocated by:
Individually evaluated for impairment	$33,457	$21,246	$53,134	$1,918	$0	$0	$109,755
Collectively evaluated for impairment	334,553	63,416	224,766	220,873	12,077	0	855,685

	$368,010	$84,662	$277,900	$222,791	$12,077	$0	$965,440

Allowance for loan losses allocated by:
Individually evaluated for impairment	$9,851	$5,295	$14,591	$51	$0	$0	$29,788
Collectively evaluated for impairment	4,013	4,413	2,978	822	75	1,566	13,927

	$13,864	$9,708	$17,569	$933	$75	$1,566	$43,715

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

The acquisition and development and commercial and industrial loan segments’ reserve allocations at September 30, 2012 declined from the December 31, 2011 balance due to the extensive partial charge-offs taken in each portfolio. The increase in the commercial real estate loan segment is the direct result of the significant partial charge-offs taken to date during 2012, which has caused the Company’s historical loss factors to increase and led to higher general reserve allocations on the non-impaired loans.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve is due to the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $1,566,000 at December 31, 2011 to $1,740,000 at September 30, 2012. The unallocated portion of the reserve represents 4.7% of the entire allowance for loan losses at September 30, 2012.

While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Capital Adequacy and Regulatory Matters

The management of capital in a regulated financial services industry must properly balance return on equity to its stockholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have been developed to provide attractive rates of return to its shareholders, while maintaining a well-capitalized position of regulatory strength.

Total shareholders’ equity decreased $40,877,000 from $128,197,000 at December 31, 2011 to $87,320,000 at September 30, 2012. The primary reason for the decline was the $39,484,000 net loss posted for the nine months ended September, 30, 2012 combined with unrealized losses on securities, net of tax of $1,496,000.

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

In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that are dependent on future taxable income greater than one year from the reporting date. As of December 31, 2011, $1,441,000 of the Company’s deferred tax asset had been disallowed for Tier 1 and Total risk based capital. As of September 30, 2012, the Company provided a full valuation allowance on its deferred tax asset, which reduced the deferred tax asset, excluding other comprehensive income items, to zero. The valuation allowance of $19,872,000 negatively impacted Tier 1 and total risk based capital and was the primary reason capital ratios declined from June 30, 2012. June 30, 2012’s total capital, Tier 1 capital, and Tier 1 leverage ratios on a consolidated basis were 11.7%, 10.4%, and 6.7%, respectively compared to 10.9%, 9.7%, and 6.4%, respectively at September 30, 2012.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of September 30, 2012 and December 31, 2011, $26,447,000 and $31,174,000 of the allowance for credit losses was excluded from Tier 2 capital. The lower disallowed amount was the result of the elevated charge-offs during the quarter which essentially eliminated specific reserves on impaired loans.

As of September 30, 2012 and December 31, 2011, the Bank met the ratios required to be considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of September 30, 2012 and December 31, 2011 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$95,022	10.9%	$69,464	8.0%	n/a	n/a
Orrstown Bank	92,452	10.7%	69,437	8.0%	$86,796	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	83,838	9.7%	34,732	4.0%	n/a	n/a
Orrstown Bank	81,272	9.4%	34,718	4.0%	52,078	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	83,838	6.4%	52,221	4.0%	n/a	n/a
Orrstown Bank	81,272	6.2%	52,224	4.0%	65,280	5.0%

December 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,621	13.0%	$83,090	8.0%	n/a	n/a
Orrstown Bank	127,529	12.3%	82,899	8.0%	$103,624	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,249	11.7%	41,545	4.0%	n/a	n/a
Orrstown Bank	114,187	11.0%	41,450	4.0%	62,175	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,249	8.2%	58,851	4.0%	n/a	n/a
Orrstown Bank	114,187	7.8%	58,682	4.0%	73,352	5.0%

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

The Company’s Risk Sensitive Assets (RSA) to Risk Sensitive Liabilities (RSL) ratio has decreased since December 31, 2011, and is less asset sensitive than at year end. The primary reason for the decrease in the RSA/RSL ratio for each cumulative period presented is due to management’s evaluation of its interest bearing deposit accounts, and their perceived rate sensitivity in this low interest rate environment. As of September 30, 2012, it was determined that three quarters of interest bearing deposits would be classified to reprice in the 0-3 month time horizon, versus one quarter as of December 31, 2011. The principle reason for this change in methodology is due to the large amount of municipal checking accounts as we have experienced increased bid situations due to the low interest rate environment.

The following gap summary demonstrates the shift in RSA/RSL (cumulative) position since year end:

	Within 3 Months	Within 6 Months	Within 12 Months	Within 36 Months
September 30, 2012	1.08	1.03	0.96	1.14
December 31, 2011	1.58	1.31	1.21	1.39

Management will closely monitor the Federal Reserve’s monetary policies and will react to any changes quickly in order to maintain a balanced earning assets to interest bearing liabilities ratio.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures:

The Company’s Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on such evaluation, such officers have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings under the Exchange Act as it pertains to the consolidated financial statements and internal controls over financial reporting.

The Company’s management and Certifying Officers consider the evaluations and conclusions regarding: i) the effectiveness of the Company’s disclosure controls and procedures; and ii) any material weakness in internal controls over financial reporting as separate and distinct processes.

As of December 31, 2011, the Company’s Principal Executive Officer and Principal Financial Officer concluded that disclosure controls and procedures were not effective, and also concluded that a material weakness existed pertaining to our internal controls over financial reporting as it related to loan ratings and their impact on the allowance for loan losses. The effectiveness of our disclosure control conclusion was based on final testing conducted by management and our external auditors that took place after December 31, 2011 but prior to the filing of the Company’s Annual Report on Form 10-K.

Throughout 2012, the following controls have been put in place by the Company in order to enhance our ability to evaluate the effectiveness of the Company’s disclosure controls, and in particular, those disclosure controls relating to loan ratings and the allowance for loan losses. These steps included:

•

Repetition in conducting of internal control procedures developed during the end of 2011 relating to enhanced underwriting, credit administration and problem loan identification procedures, and ongoing refinement of the flow through of the results of these processes through to the allowance for loan losses calculation;

•

Contracted a third party service provider specializing in corporate governance matters to review existing policies and procedures pertaining to credit administration, finance and other banking areas to determine if additional gaps in internal controls were noted;

•

As a result of the gap analysis, the Company enhanced the training of lending, credit administration and special assets staff on the new policies and procedures, including the timing of when information is required to be completed and reviewed as part of the disclosure process. These policies included enhanced lending policy as it pertains to problem loans management, and procedures and expectations concerning disclosures;

•

Conducted routine meetings with certain members of middle and senior management to discuss the progress that the Bank was making in improving its control structure pertaining to loan ratings and the allowance for loan losses calculation;

•

Contracted a second third party internal audit firm to review internal audit programs, workpapers and reports of our primary third party internal audit firm with the intention of enhancing quality control over the work completed;

•

Met with the Audit Committee Chairperson routinely between Audit Committee meetings to provide an update on the enhancements to processes and procedures to remediate our material weakness. The frequency of both formal and informal discussions with the Audit Committee Chairperson have increased; and

•

Hired additional members of our Special Assets Group and Credit Administration departments, whose primary functions are the timeliness and accuracy of information from the lending and lending administration groups to the allowance for loan loss model. We also implemented other personnel changes to allow for more effective and timely reporting of loan rating changes and review of the allowance for loan losses calculation. Further, our outsourced internal audit department completed out-of-scope audit procedures, which consisted of reviewing the allowance for loan losses calculation against the underlying data, for the first three quarters of 2012.

Our increased awareness of the material weakness and the ineffectiveness of our disclosure controls and procedures at December 31, 2011 and our efforts to remediate these issues resulted in an improved communication process among management, key staff members, members of the Audit Committee, and third party service providers, which we believe greatly enhanced the quality and effectiveness of these discussions and conclusions of the Disclosure Committee. At each quarter end during 2012, prior to and during our scheduled Disclosure Committee meetings, lengthy and substantive discussions were held as to the Company’s progress in remediating the material weakness. Based upon information gathered, the Disclosure Committee noted that the material weakness in internal controls over financial reporting remained at March 31, 2012, June 30, 2012 and September 30, 2012. Based on the measures discussed and the effectiveness of the controls put in place since the end of 2011, the Certifying Officers noted that the processes relating to disclosure controls and procedures were significantly enhanced since December 31, 2011, which allowed them to conclude that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included the Company’s periodic filings under the Exchange Act as it pertains the consolidated financial statements and internal control over financial reporting.

(b) Changes in internal controls:

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, management noted that the Company had not fully remediated its material weakness in its internal control over financing reporting relating to loan ratings and its impact on the allowance for loan losses. This material weakness remains at September 30, 2012. The Company continues to make progress on the remedial action, as disclosed in section (a) above.

As of September 30, 2012, the Company continues to implement and test the remediation procedures outlined above. Except as described above, there have been no further changes to the Company’s internal control over financial reporting that occurred since the beginning of the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The nature of Orrstown Financial Services, Inc.’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

On May 25, 2012, Southeastern Pennsylvania Transportation Authority (“SEPTA”) filed a putative class action complaint in the United States District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and executive officers (collectively, “Orrstown”). The complaint alleges, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), motions for appointment of Lead Plaintiff in this case were due by July 24, 2012. SEPTA was the sole movant and the Court appointed SEPTA Lead Plantiff on August 20, 2012.

Pursuant to the PSLRA and the Court’s September 27, 2012 Order, SEPTA was given until October 26, 2012 to file and amended complaint, and Orrstown until December 7, 2012 to file a motion to dismiss the amended complaint. SEPTA’s opposition to Orrstown’s motion to dismiss was originally due January 11, 2013, and Orrstown’s reply brief in further support of its motion to dismiss was originally due on January 25, 2013. Under the PSLRA, discovery and all other proceedings in the case are stayed pending the Court’s ruling on the motion to dismiss. The September 27, 2012 Order specified that if the motion to dismiss were denied, the Court would schedule a conference to address discovery and the filing of a motion for class certification. On October 26, 2012, SEPTA filed an unopposed motion for enlargement of time to file its amended complaint in order to permit the parties and new defendants to be named in the amended complaint time to discuss plaintiff’s claims and defendants’ defenses. On October 26, 2012, the Court granted SEPTA’s motion, mooting its September 27, 2012 scheduling Order, and requiring SEPTA to file its amended complaint on or before January 16, 2013 or otherwise advise the Court of circumstances that require a further enlargement of time. If and when SEPTA’s amended complaint is filed, the Court will issue an order for a scheduling conference to set deadlines for the filing and briefing of the Company’s motion to dismiss.

In a related development, the Board of Directors of Orrstown Financial Services, Inc. received a letter dated October 12, 2012 from a law firm purportedly writing on behalf of a shareholder demanding that the Board “investigate, institute litigation and take all other necessary remedial measures to prevent a recurrence of the Board’s and the Company’s officers’ [alleged] breaches of fiduciary duties from March 24, 2010 to March 23, 2012” (the “Demand Letter”). The Demand Letter threatens to take whatever action its law firm authors “deem in the best interest of the Company and its shareholders,” including litigation against Orrstown, unless the Board of Directors agrees to pursue the investigation, litigation, or “remedial steps” demanded in the Demand Letter. Notably, the allegations and averments contained in the Demand Letter are based upon the allegations made by SEPTA in its purported class-action complaint against Orrstown. The Board is reviewing the Demand Letter and will exercise its business judgment regarding proper disposition of and response to the claims made in the Demand Letter.

Orrstown believes that the allegations in SEPTA’s complaint are without merit, and intends to defend vigorously against those claims.

Item 1A – Risk Factors

There have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and June 30, 2012 with the exception that the risk factor entitled “We have a significant deferred tax asset and cannot assure you that it will be fully realized.” is hereby deleted and the risk factor entitled “Our inability to use a short form registration statement on Form S-3 may affect our short-term ability to access the capital markets, if needed.” is replaced with the following risk factor:

Our inability to use a short form registration statement on Form S-3 may affect our short-term ability to access the capital markets, if needed.

A registration statement on Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process under Form S-3 combined with the ability to incorporate information by reference on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard offering on Form S-1. One of the thresholds for Form S-3 eligibility is for an issuer to have a market capitalization held by the public (a “public float”) of $75 million or more. If an issuer meets this public float threshold, it is eligible to offer and sell the maximum amount of securities registered pursuant to its registration statement on Form S-3. However, if an issuer fails to meet this threshold, the amount of securities it may offer and sell pursuant to the Form S-3 is limited. Due to fluctuations in our stock price, our public float may be less that $75 million, which may limit our ability to raise capital through use of a registration statement on Form S-3. As a result, if we would like to raise capital in the capital markets during a period of time that that our use of Form S-3 is limited or otherwise precluded, we may experience delays. Any such delay may result in offering terms that may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended September 30, 2012, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan. In connection with the formal written agreements entered into with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking, the Company’s Stock Repurchase Plan has been suspended, and the Company does not expect to repurchase shares in the foreseeable future.

The Company did not sell any unregistered securities during the quarter ended September 30, 2012.

Item 3 – Defaults upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

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

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr.
President and CEO
(Principal Executive Officer)

/s/ David P. Boyle
David P. Boyle
Executive Vice President and CFO
(Principal Financial Officer)

Date: November 8, 2012

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