Form 10-K
period 2012-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2013-03-06
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-34292

ORRSTOWN FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2530374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania	17257
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (717) 532-6114

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant’s Common Stock was sold as of June 30, 2012, $8.03 per share, was $57 million based on 8,065,261 shares of Common Stock outstanding less shares held by affiliates. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.

Number of shares outstanding of the registrant’s Common Stock as of February 28, 2013: 8,079,599.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.

FORM 10-K

PART I

ITEM 1 – BUSINESS

Orrstown Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is the holding company for Orrstown Bank (the “Bank”). The Company’s executive offices are located at 77 East King Street, Shippensburg, Pennsylvania, 17257. The Company was organized on November 17, 1987, for the purpose of acquiring the Bank and such other banks and bank related activities as are permitted by law and desirable. The Bank provides banking and bank related services through 21 offices, located in South Central Pennsylvania, principally in Franklin, Perry and Cumberland Counties and in Washington County, Maryland.

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

Business

The Company’s primary activity consists of owning and supervising its subsidiary, the Bank. The day-to-day management of the Company is conducted by the Bank’s officers. The Company has historically derived most of its income through dividends from the Bank, however, the Bank is prohibited from paying such dividends under existing enforcement agreements (as more fully discussed below). As of December 31, 2012, the Company, on a consolidated basis, had total assets of $1,232,668,000, total shareholders’ equity of $87,694,000 and total deposits of $1,085,039,000.

The Company has no employees. Its five officers are employees of the Bank. On December 31, 2012, the Bank had 311 full-time and 41 part-time employees.

The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants commercial, residential, consumer and agribusiness loans in its market areas of Franklin, Perry and Cumberland Counties in Pennsylvania and in Washington County, Maryland. The concentrations of credit by type of loan are set forth in Note 4, “Loans Receivable and Allowance for Loan Losses” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” The Bank maintains a diversified loan portfolio and evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer pursuant to collateral standards established in the Bank’s lending policies and procedures.

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

Commercial Lending

A majority of the Company’s loan assets are loans for business purpose. Approximately 70% of the loan portfolio is comprised of commercial loans. The Bank makes commercial real estate, equipment, working capital and other commercial purpose loans as required by the broad range of borrowers across the Bank’s various markets.

The Bank’s loan policy dictates the underwriting requirements for the various types of loans the Bank would extend to borrowers. The policy covers such requirements as debt coverage ratios, advance rate against different forms of collateral, loan-to-value ratio (“LTV”) and maximum term.

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

Loan Review

Administration and supervision over the lending process is provided by the Bank’s Enterprise Risk Management (“ERM”) Committee, which includes the Credit Administration Committee and is comprised of executive officers and loan department personnel. The loan origination process is continuous, commencing with the approval of a loan. Each new loan is reviewed by the Loan Department for compliance with banking regulations and lending policy requirements for documentation, collateral standards, and approvals. The Bank employed a Loan Review Officer, who was independent from the loan origination function and reported directly to the Credit Administration Committee. Effective July 2011, the Bank outsourced its independent loan review to a third party provider, which continually monitors and evaluates loan customers utilizing risk-rating criteria established in the loan policy in order to identify deteriorating trends and detect conditions which might indicate potential problem loans. The third party loan review firm reports the results of the loan reviews quarterly to the ERM Committee for approval and provides the basis for evaluating the adequacy of the allowance for loan losses.

Orrstown Financial Advisors (“OFA”)

Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name “Orrstown Financial Advisors.” OFA offers retail brokerage services through a third party broker/dealer arrangement with Financial Network Investment Company (“FNIC”). As of December 31, 2012, trust assets under management were $992,378,000.

Regulation and Supervision

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) and has elected status as a financial holding company. As a registered bank holding company and financial holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (the “BHC Act”) and to inspection, examination, and supervision by the Federal Reserve Bank of Philadelphia (the “Federal Reserve”).

The Bank is a Pennsylvania-chartered commercial bank and a member of the Federal Reserve System. As such, the operations of the Bank are subject to federal and state statutes applicable to banks chartered under Pennsylvania law, to Federal Reserve member banks and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s operations are also subject to regulations of the Pennsylvania Department of Banking (“PDB”), the FRB and the FDIC.

Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and the Bank are subject are discussed below, along with certain regulatory matters concerning the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutes or regulations. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Enforcement

On March 22, 2012, the Company and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve and the Bank entered into a Consent Order with the PDB (the “Consent Order”).

Pursuant to the Written Agreement, the Company and the Bank agreed to, among other things: (i) adopt and implement a plan, acceptable to the Federal Reserve, to strengthen oversight of management and operations; (ii) adopt and implement a plan, acceptable to the Federal Reserve, to reduce the Bank’s interest in criticized and classified assets; (iii) adopt a plan, acceptable to the Federal Reserve, to strengthen the Bank’s credit risk management practices; (iv) adopt and implement a program, acceptable to the Federal Reserve, for the maintenance of an adequate allowance for loan and lease losses; (v) adopt and implement a written plan, acceptable to the Federal Reserve, to maintain sufficient capital on a consolidated basis for the Company and on a stand-alone basis for the Bank; and (vi) revise the Bank’s loan underwriting and credit administration policies. The Bank and the Company also agreed not to declare or pay any dividend without prior approval from the Federal Reserve, and the Company agreed not to incur or increase debt or to redeem any outstanding shares without prior Federal Reserve approval.

Pursuant to the Consent Order, the Bank agreed to, among other things, subject to review and approval by the PDB, (i) adopt and implement a plan to strengthen oversight of management and operations; (ii) adopt and implement a plan to reduce the Bank’s interest in criticized and classified assets; (iii) adopt and implement a program for the maintenance of an adequate allowance for loan and lease losses; (iv) and adopt and implement a capital plan which includes specific benchmark capital ratios to be met at each quarter end; and (v) adopt a plan to strengthen the Bank’s credit risk management practices. The Bank also agreed not to declare or pay any dividend without prior approval of the PDB.

The Company and the Bank have developed and begun to implement strategies and action plans to meet the Requirements of the Written Agreement and the Consent Order.

The Written Agreement will continue until terminated by the Federal Reserve, and the Consent Order will continue until terminated by the PDB. The foregoing description of the Written Agreement and Consent Order are qualified in their entirety by reference to the actual agreements which are attached as Exhibits 10.13 and Exhibit 10.14, respectively, and incorporated herein by this reference.

Additional regulatory restrictions require prior approval before appointing or changing the responsibilities of directors and executive officers, entering into any employment agreement or other agreement or plan providing for the payment of a “golden parachute payment” or the making of any golden parachute payment.

Financial and Bank Holding Company Activities

In general, the BHC Act and the FRB’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the FRB has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. A bank holding company that elects to be treated as a financial holding company, however, may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act and FRB regulations. For a bank holding company to be eligible to elect financial holding company status, the holding company must be both “well capitalized” or “well managed” under applicable regulatory standards and all of its subsidiary banks must be “well-capitalized” and “well-managed” and must have received at least a satisfactory rating on such institution’s most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). A financial holding company that continues to meet all of such requirements may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the FRB after-the-fact notice of the new activities. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the FRB that it will comply with all applicable capital and management requirements. If the financial holding company does not return to compliance within 180 days, or such longer period as agreed to by the FRB, the FRB may order the company to discontinue existing activities that are not generally permissible for bank holding companies or divest the company’s investments in companies engaged in such activities. In addition, if any banking subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

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

The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 would be returned to the institution. As a result of increased assessments from the FDIC during 2012, the prepaid assessment balance has been fully utilized to offset quarterly billings, and there are no remaining prepaid funds.

The Dodd-Frank Act required the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadened the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with less than $10 billion in assets.

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

Liability for Banking Subsidiaries

Under the Dodd-Frank Act and applicable FRB policy, a bank holding company such as the Company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

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

The Federal Deposit Insurance Act (“FDIA”), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.

Dividend Restrictions

The Company’s funding for cash distributions to its shareholders is derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds has historically been dividends received from the Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Company without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Additional information concerning the Company and the Bank with respect to dividends is incorporated by reference from the risk factors entitled “We are subject to restrictions and conditions of formal agreements issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with these formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties” and “We discontinued our quarterly cash dividend and suspended our stock repurchase program based on regulatory requirements” included under Item 1A of this report and Note 15, “Restrictions on Dividends, Loans and Advances”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Adequacy and Regulatory Matters” section of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” included under Item 7 of this report.

Regulatory Capital Requirements

Information concerning the compliance of the Company and the Bank with respect to capital requirements is incorporated by reference from Note 14, “Shareholders’ Equity and Regulatory Capital,” of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Adequacy and Regulatory Matters” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” included under Item 7 of this report.

Proposed Changes to Regulatory Capital Requirements

The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the reforms and changes required by the Dodd-Frank Act and conform the regulatory capital rules to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III.” The proposed revisions would establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The proposed new capital requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. The following discussion summarizes the proposed changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements. The proposed regulations would establish a new capital measure called “Common Equity Tier 1 Capital,” which would consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules, which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The proposed regulations would increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) nor trust preferred would qualify as Additional Tier 1 Capital. These elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt. The proposed regulations would also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings. The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement would be phased in over four years beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories. The prompt corrective action rules adopted by the federal banking agencies under the Federal Deposit Insurance Corporation Improvement Act of 1991 would be amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital. Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks would continue to be deducted if they exceed 10% of Common Equity Tier 1 Capital. Deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings in the capital instruments of any other financial institution would now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.

Changes in Risk-Weightings. The proposed regulations would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The proposed rules would also significantly change the risk-weighting for residential mortgages. Current capital rules assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans have a 100% risk weight. Under the proposed regulations, one-to-four family residential mortgage loans would be divided into two broad risk categories with their risk-weighting determined by their loan-to-value ratio without regard to mortgage insurance. Prudently underwritten 30-year residential mortgages providing for regular periodic payments that do not result in negative amortization or balloon payments or allow payment deferrals and caps on annual and lifetime interest rate adjustments and which are not more than 90 days past due would be assigned a risk weighting from 35% for loans with a 60% or lower loan-to-value ratio to 100% for loans over 90%. Residential mortgage loans in this category with a loan-to-value ratio greater than 60% but not more than 80% would continue to carry a 50% risk weighting. All other residential mortgage loans would be risk-weighted between 100% and 200%. The proposal also creates a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one-to four-family residential properties or commercial real estate projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

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

Forward Looking Statements

Additional information concerning the Company and the Bank with respect to forward looking statements is incorporated by reference from the “Caution About Forward Looking Statements” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report under Item 7.

Competition

The Bank’s principal market area consists of Franklin County, Perry County and Cumberland County, Pennsylvania, and Washington County, Maryland. The Bank services a substantial number of depositors in this market area and contiguous counties, with the greatest concentration in Chambersburg, Shippensburg, and Carlisle, Pennsylvania and the surrounding areas.

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

The Bank continues to implement strategic initiatives focused on expanding our core businesses and to explore, on an ongoing basis, acquisition, divestiture, and joint venture opportunities. We analyze each of our products and businesses in the context of shareholder return, customer demands, competitive advantages, industry dynamics, and growth potential.

ITEM 1A – RISK FACTORS

Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following:

We are subject to restrictions and conditions of formal agreements issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with these formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties.

In March 2012, the Company entered into a Written Agreement with the Federal Reserve Bank of Philadelphia and a Consent Order with the Pennsylvania Department of Banking (PDB). These formal agreements require the Company to discontinue a number of practices and to take a number of actions. In particular, we agreed with the Federal Reserve to, among other things, prepare and submit plans regarding: (i) strengthening of credit risk management practices and underwriting, (ii) the repayment or disposition of properties classified as OREO and nonperforming or criticized assets, (iii) the allowance for loan loss methodology, (iv) capital, and (v) a management review. These formal agreements also restrict the ability of the Company and the Bank to pay dividends, to repurchase stock or to incur indebtedness without prior regulatory approval. We intend to fully comply with the formal agreements. However, if we fail to comply, the Federal Reserve and/or the PDB could take additional enforcement action against us. Possible enforcement actions against us could include the issuance of a cease and desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or to enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders. Any remedial measure or further enforcement action, whether formal or informal, could impose restrictions on our ability to operate our business, harm our reputation and our ability to retain and attract customers, adversely affect our business, prospects, financial condition or results of operations and impact the trading price of our common stock.

We have incurred and expect to continue to incur additional regulatory compliance expense in connection with these formal agreements. Such additional regulatory compliance costs could have an adverse impact on our results of operations and financial condition. In addition, deviations from our business plan will likely have to be approved by the regulators, which could limit our ability to make any changes to our business. This could negatively impact the scope and flexibility of our business activities.

We discontinued our quarterly cash dividend and suspended our stock repurchase program based on regulatory requirements.

The Company is a bank holding company regulated by the FRB. In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the FRB indicating that the Company’s dividend application would not be approved. Due to subsequent regulatory restrictions included in the formal agreements with our regulators discussed above, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval. Accordingly, we do not anticipate being able to pay any cash dividends or conducting any stock repurchases until such time as the agreements are lifted.

We are a holding company dependent for liquidity on payments from the Bank, our sole subsidiary, which are subject to restrictions.

We are a holding company and depend on dividends, distributions and other payments from the Bank to fund dividend payments, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Pursuant to the terms of the formal agreements we entered into with the Federal Reserve and the PDB in March 2012, as discussed above, any dividend or similar payment from the Bank to us may only be made with prior regulatory approval. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect us.

There is no precise method of predicting loan losses. For 2012, we recorded a provision for loan losses of $48,300,000. We also recorded net loan charge-offs of $68,849,000 in 2012 as compared to $30,880,000 in 2011. Our risk elements, including nonperforming loans, troubled debt restructurings, loans greater than 90 days past due still accruing, and other real estate owned totaled $22,911,000 at December 31, 2012. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.

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

Our allowance for loan losses was 3.29% of total loans and 110% of nonaccrual and restructured loans still accruing at December 31, 2012, compared to 4.53% of total loans and 39% of nonaccrual and restructured loans still accruing at December 31, 2011. Material additions to our allowance could materially decrease our net income. In addition, at December 31, 2012, our top 25 lending relationships individually had commitments in excess of $172,605,000, and a total outstanding loan balance of $147,108,000, or nearly 21% of the loan portfolio. The deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provisions for loan losses, which would negatively impact our results of operations.

Difficult economic and market conditions have adversely affected our industry and may continue to materially and adversely affect us.

We continue to operate in a challenging and uncertain economic environment, including generally uncertain world, national and local conditions. The capital and credit markets have been experiencing volatility and disruption. Since 2008, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

We are subject to regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are subject to less regulation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our financial condition, results of operations, liquidity and stock price.

On July 21, 2010, the Dodd-Frank Act, was signed into law. The Dodd-Frank Act includes provisions affecting large and small financial institutions, including several provisions that will profoundly affect how community banks and bank holding companies will be regulated in the future. Among other things, these provisions relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage and impose new capital requirements on bank holding companies. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.

We may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

The repeal of federal prohibitions on the payment of interest on demand deposits could increase our interest expense and reduce our net interest margin.

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

Our operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest-bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the FRB. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, and liquidity could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on our loans, securities and other investments fall more quickly than those on our deposits, borrowings and other liabilities. Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment.

Additionally, based on our analysis of the interest rate sensitivity of our assets, an increase in the general level of interest rates will negatively affect the market value of our investment portfolio because of the relatively long duration of certain securities included in our investment portfolio.

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

Market developments significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect earnings. We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the levels currently imposed. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect its results of operations.

Because our business is concentrated in South Central Pennsylvania and Washington County, Maryland, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.

Our operations and the properties securing our loans are primarily in South Central Pennsylvania and in Washington County, Maryland. Our operating results depend largely on economic conditions and real estate valuations in these and surrounding areas. A further deterioration in the economic conditions in these market areas could materially adversely affect our operations and increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services and decrease the value of collateral securing loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.

Our commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.

Our business strategy involves making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than other loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than other loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. Because of the current challenging economic environment, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

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

We have substantial competition in originating loans, both commercial and consumer, in our market area. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and other lenders. Some of our competitors enjoy advantages, including greater financial resources, and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Some of our competitors enjoy advantages, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could materially adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $347,689,000, or 39.3% from $884,979,000 at January 1, 2008, to $1,232,668,000 at December 31, 2012, primarily due to organic growth through increases in residential mortgage loans and commercial real estate loans and securities available for sale funded by growth in deposits. Over the long term, we expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to successfully execute our business strategies, which include continuing to grow our loan portfolio. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet underwriting standards. In addition, since our asset quality metrics have returned to more historical levels, we may consider the acquisition of other financial institutions and branches within or outside of our market area, the success of which will depend on a number of factors, including our ability to integrate the acquired branches into the current operations of the Company, our ability to limit the outflow of deposits held by customers of the acquired institution or branch locations, our ability to control the incremental increase in non-interest expense arising from any acquisition and our ability to retain and integrate the appropriate personnel of the acquired institution or branches. We believe we have the resources and internal systems in place to successfully achieve and manage our future growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our banking subsidiaries to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that, they believe, are necessary to support our business operations. At December 31, 2012, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms and time frames acceptable to us or to raise additional capital at all. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition and results of operating. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets. If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors and the price at which we issue addition shares of stock could be less than the current market price of our common stock and, thus, could dilute the per share book value and earnings per share of our common stock. Furthermore, a capital raise through the issuance of additional shares may have an adverse impact on our stock price.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank would include: (i) a new common equity

Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

The application of more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

We may be adversely affected by technological advances.

Technological advances impact our business. The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success may depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.

We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary.

As of December 31, 2012, we had approximately $301,970,000 in investment securities, which include unrealized losses of $397,000. We also own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was $7,499,000 as of December 31, 2012.

We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

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

We have been named, from time to time, as a defendant in various legal actions or other proceedings arising in connection with our activities as a financial services institution. Certain of the actual or threatened legal actions may include claims for substantial and indeterminate amounts of damages, or may result in other results adverse to us. Legal liability could materially adversely affect our business, financial condition or results of operations or cause us reputational harm, which could harm our business. For more information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Part I, Item 3 herein.

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

The market price of our common stock has been subject to extreme volatility.

The market price of our common stock has been subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flows, changes in financial estimates by securities analysts, trading volume, large purchases or sales of our common stock, market conditions within the banking industry, the general state of the securities markets and the market for stocks of financial institutions, as well as general economic conditions.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Bank owns and leases properties in Cumberland, Perry and Franklin Counties, Pennsylvania and Washington County, Maryland as branch banking offices and an operations center. The Company and the Bank maintain headquarters at the Bank’s King Street Office in Shippensburg, Pennsylvania. A summary of these properties is as follows:

Office and Address	Acquired/Built	Office and Address	Acquired/Built
Properties Owned		Properties Owned (continued)
Orrstown Office 3580 Orrstown Road Orrstown, PA 17244	1919	Orchard Drive Office 1355 Orchard Drive Chambersburg, PA 17201	2003

Lurgan Avenue Office 121 Lurgan Avenue Shippensburg, PA 17257	1981	Red Hill Office 18 Newport Plaza Newport, PA 17074	2007

King Street Office 77 E. King Street Shippensburg, PA 17257	1986	Eastern Blvd. Office 1020 Professional Court Hagerstown, MD 21740	2008

Stonehedge Office 427 Village Drive Carlisle, PA 17015	1994	North Pointe Business (Operations) Center 2695 Philadelphia Avenue Chambersburg, PA 17201	2007

Path Valley Office 16400 Path Valley Road Spring Run, PA 17262	1995	Leased

Norland Avenue Office 625 Norland Avenue Chambersburg, PA 17201	1997	Camp Hill 3045 Market St. Camp Hill, PA 17011	2005

Silver Spring Office 3 Baden Powell Lane Mechanicsburg, PA 17050	2000	Carlisle Fairgrounds 1000 Bryn Mawr Road Carlisle, PA 17013	2011

Seven Gables Office 1 Giant Lane Carlisle, PA 17013	2003	Hanover Street 22 S. Hanover St. Carlisle, PA 17013	1997

Lincoln Way East Office 1725 Lincoln Way East Chambersburg, PA 17202	2004	North Middleton Office 2250 Spring Road Carlisle, PA 17013	2002

Greencastle Office 308 Carolle Street Greencastle, PA 17225	2006

Simpson Street Office 1110 East Simpson Street Mechanicsburg, PA 17055	2006

Newport Office Center Square Newport, PA 17074	2007

Duncannon Office 403 North Market Street Duncannon, PA 17020	2007

New Bloomfield Office 1 South Carlisle Street New Bloomfield, PA 17068	2007

ITEM 3 – LEGAL PROCEEDINGS

The nature of Orrstown Financial Services, Inc.’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

On May 25, 2012, Southeastern Pennsylvania Transportation Authority (“SEPTA”) filed a putative class action complaint in the United States District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and executive officers (collectively, the “Defendants”). The complaint alleges, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), motions for appointment of Lead Plaintiff in this case were due by July 24, 2012. SEPTA was the sole movant and the Court appointed SEPTA Lead Plaintiff on August 20, 2012.

Pursuant to the PSLRA and the Court’s September 27, 2012 Order, SEPTA was given until October 26, 2012 to file an amended complaint, and the Defendants until December 7, 2012 to file a motion to dismiss the amended complaint. SEPTA’s opposition to the Defendants’ motion to dismiss was originally due January 11, 2013, and Defendants’ reply brief in further support of its motion to dismiss was originally due on January 25, 2013. Under the PSLRA, discovery and all other proceedings in the case are stayed pending the Court’s ruling on the motion to dismiss. The September 27, 2012 Order specified that if the motion to dismiss were denied, the Court would schedule a conference to address discovery and the filing of a motion for class certification. On October 26, 2012, SEPTA filed an unopposed motion for enlargement of time to file its amended complaint in order to permit the parties and new defendants to be named in the amended complaint time to discuss plaintiff’s claims and defendants’ defenses. On October 26, 2012, the Court granted SEPTA’s motion, mooting its September 27, 2012 scheduling Order, and requiring SEPTA to file its amended complaint on or before January 16, 2013 or otherwise advise the Court of circumstances that require a further enlargement of time. On January 14, 2013, the Court granted SEPTA’s second unopposed motion for enlargement of time to file an amended complaint on or before March 22, 2013.

On March 4, 2013, SEPTA filed an amended complaint. The amended complaint expands the list of defendants in the action to include the Company’s independent registered public accounting firm, and the underwriters involved in the Company’s March 2010 public offering of common stock. In addition, among other things, the amended complaint extends the purported class period to March 15, 2010 through April 5, 2012 related to certain claims.

The Defendants believe that the allegations in SEPTA’s complaint are without merit, and intends to defend vigorously against those claims.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Capital Market under the symbol “ORRF” as of April 28, 2009, and continues to be listed there as of the date hereof. At the close of business on February 28, 2013, there were approximately 3,200 shareholders of record.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for our common stock for the two most recent fiscal years. Trading prices are based on published financial sources.

	2012			2011
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
	High	Low		High	Low
First quarter	$9.84	$7.45	$0.00	$28.48	$24.37	$0.23
Second quarter	9.05	7.45	0.00	29.50	22.94	0.23
Third quarter	11.29	7.98	0.00	27.11	12.00	0.23
Fourth quarter	11.15	7.71	0.00	13.87	7.90	0.00

			$0.00			$0.69

In October 2011, the Company announced that it had discontinued its quarterly dividend, as a result of regulatory guidance indicating that the dividend application would not be approved. In March 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Philadelphia and the Bank entered into a Consent Order with the Pennsylvania Department of Banking. Due to the regulatory restrictions included in the Written Agreement and the Consent Order with the respective regulators, the Company is restricted from paying any dividends. Accordingly, there can be no assurance that we will be permitted to pay a cash dividend in the near future.

Issuer Purchases of Equity Securities

On April 27, 2006, the Company announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. 106,999 shares were repurchased pursuant to that program. On September 23, 2010, the Company announced an extension of its original Stock Repurchase Plan authorizing the repurchase of 150,000 shares of its common stock. The maximum number of shares that may yet be purchased under the plan is 189,694 shares at December 31, 2012.

For the quarter ended December 31, 2012, there were no repurchases of common equity securities by the Company under the Stock Repurchase Plan. In connection with the formal written agreements entered into with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking, the Company’s Stock Repurchase Plan was suspended, and the Company does not expect to repurchase shares in the foreseeable future.

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

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Orrstown Financial Services, Inc.	100.00	92.63	123.24	100.24	31.14	36.38
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42

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

Recent Sales of Unregistered Securities

The Company has not sold any securities within the past three years which were not registered under the Securities Act.

ITEM 6 – SELECTED FINANCIAL DATA

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Summary of Operations
Interest income	$45,436	$60,361	$58,423	$53,070	$52,313
Interest expense	7,548	10,754	12,688	16,500	19,408

Net interest income	37,888	49,607	45,735	36,570	32,905
Provision for loan losses	48,300	58,575	8,925	4,865	1,450

Net interest income after provision for loan losses	(10,412)	(8,968)	36,810	31,705	31,455
Securities gains (losses)	4,824	6,224	3,636	1,661	(27)
Other noninterest income	18,438	20,396	19,340	15,549	15,322
Goodwill impairment charge	0	19,447	0	0	0
Other noninterest expenses (excluding goodwill impairment charge)	43,349	41,032	36,735	31,492	28,165

Income (loss) before income taxes (benefit)	(30,499)	(42,827)	23,051	17,423	18,585
Income tax expense (benefit)	7,955	(10,863)	6,470	4,050	5,482

Net income (loss)	$(38,454)	$(31,964)	$16,581	$13,373	$13,103

Per Common Share Data
Net income (loss)	$(4.77)	$(3.98)	$2.18	$2.09	$2.04
Diluted net income (loss)	(4.77)	(3.98)	2.17	2.07	2.03
Cash dividend paid	0.00	0.69	0.89	0.88	0.87
Book value at December 31	10.85	15.92	20.10	17.21	16.18
Tangible book value at December 31	10.75	15.79	17.50	13.96	12.87
Average shares outstanding – basic	8,066,148	8,017,307	7,609,933	6,406,106	6,421,022
Average shares outstanding – diluted	8,066,148	8,026,726	7,637,824	6,458,752	6,466,391

Stock Price Statistics
Close	$9.64	$8.25	$27.41	$34.88	$27.00
High	11.29	29.50	36.50	40.00	33.96
Low	7.45	7.90	20.00	22.00	27.00
Price earnings ratio at close	(2.0)	(2.1)	12.6	16.7	13.2
Diluted price earnings ratio at close	(2.0)	(2.1)	12.6	16.8	13.3
Price to book at close	0.9	0.5	1.4	2.0	1.7
Price to tangible book at close	0.9	0.5	1.6	2.5	2.1

Year-End Balance Sheet Data
Total assets	$1,232,668	$1,444,097	$1,511,722	$1,196,432	$1,051,783
Total loans	711,601	967,993	966,986	881,074	820,468
Total investment securities	311,774	322,123	440,570	204,309	128,353
Deposits – noninterest bearing	121,090	111,930	104,646	90,676	84,261
Deposits – interest bearing	963,949	1,104,972	1,083,731	824,494	673,107
Total deposits	1,085,039	1,216,902	1,188,377	915,170	757,368
Repurchase agreements	9,650	15,013	87,850	64,614	63,407
Borrowed money	37,470	73,798	65,178	64,858	118,887
Total shareholders’ equity	87,694	128,197	160,484	110,886	103,347
Trust assets under management – market value	992,378	947,273	929,327	740,028	599,320

Performance Statistics
Average equity / average assets	8.07%	10.36%	10.76%	9.55%	10.45%
Return on average equity	(35.22)%	(20.33)%	11.22%	12.48%	13.20%
Return on average assets	(2.84)%	(2.11)%	1.21%	1.19%	1.38%

Supplemental Reporting of Non-GAAP-Based Financial Measures

Tangible book value is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company’s capital position and ratios. A reconciliation of book value per share to tangible book value per share is set forth below.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Shareholders’ equity	$87,694	$128,197	$160,484	$110,886	$103,347
Less: Intangible assets	832	1,041	20,698	20,938	21,186

Tangible equity	$86,862	$127,156	$139,786	$89,948	$82,161

Book value per share	$10.85	$15.92	$20.10	$17.21	$16.18
Less: Intangible assets per share	0.10	0.13	2.60	3.25	3.31

Tangible book value per share	$10.75	$15.79	$$17.50	$$13.96	$12.87

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

The following reconciles net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Net interest income, tax equivalent basis	$40,153	$52,412	$47,676
Effect of tax exempt income	(2,265)	(2,805)	(1,941)

Net interest income	$37,888	$49,607	$45,735

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for each of the three years ended December 31, 2012, 2011 and 2010. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in this report to assist in the evaluation of the Company’s 2012 performance. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. It should also be read in conjuction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. It is not clear at this time how quickly the economy will recover and whether regulatory and legislative efforts to stimulate job growth and spending will be successful. In addition, the U.S. housing market continues to struggle from the effects of home price depreciation. In fiscal years ended December 31, 2012 and 2011, the levels of loan delinquency and defaults were substantially higher than historical levels; however, in December 2012, we completed the sale of 172 commercial loans with a balance of $45.6 million, which reduced troubled assets by approximately 42% versus September 30, 2012 and approximately 61% versus December 31, 2011. The Company’s fourth quarter of 2012 was profitable, with net income of $1.03 million, compared to a net loss posted for the fourth quarter of 2011 of $29.5 million. For the year ended December 31, 2012, a net loss of $38.5 million was recorded compared to $32.0 million for the year ended 2011. During the year ended December 31, 2012, an evaluation was completed on the net deferred tax asset. Based on forecasted taxable income in the near future, combined with limited tax planning strategies, a valuation allowance was established for the full amount of the deferred tax asset. The Company also recorded a full goodwill impairment charge in the fourth quarter of 2011.

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

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. As a result of the significant reduction of impaired assets during 2012, and the impact the losses had on the allowance for loan losses calculation, management enhanced its methodology for calculating the allowance for loan losses as of December 31, 2012, including an adjustment to the established qualitative adjustment factors and the look-back period in the determination of the historical loss factor on loans collectively evaluated for impairment. This refinement resulted in a reduction in the allowance of $7,412,000 at December 31, 2012. Management feels the refinement properly reflects the risk inherent in the portfolio at December 31, 2012. See further discussion in “Note 4 – Loans Receivable and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements.

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s continued taxable losses, projections for future taxable income and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at December 31, 2012, and accordingly, recorded a full valuation allowance of $20,235,000 during the year ended December 31, 2012.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

Corporate Profile and Significant Developments

The Company is a bank holding company (that has elected status as a financial holding company with the FRB) headquartered in Shippensburg, Pennsylvania with consolidated assets of $1,232,668,000 at December 31, 2012. The consolidated financial information presented herein reflects the Company and its wholly-owned commercial bank subsidiary, the Bank.

The Bank, with total assets of $1,232,412,000 at December 31, 2012, is a Pennsylvania chartered commercial bank with 21 offices. The Bank’s deposit services include a variety of checking, savings, time and money market deposits along with related debit card and merchant services. Lending services include commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Orrstown Financial Advisors, a division of the Bank, offers a diverse line of financial services to our customers, including, but not limited to, brokerage, mutual funds, trusts, estate planning, investments and insurance products. At December 31, 2012, approximately $992,378,000 of assets under management were serviced by Orrstown Financial Advisors.

Economic Climate, Inflation and Interest Rates

The U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in history. The recovery has been much weaker than past recoveries resulting in stubbornly high unemployment, poor loan demand and continued credit quality challenges. This pattern remained in place throughout 2012.

The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. Inflationary pressures over the last three years have been modest, and although the Federal Reserve has been monetizing the debt, which has historically led to increased inflation, the outlook for inflation appears modest for the foreseeable future.

As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense is greatly influenced by the level of interest rates and the slope of the interest rate curve. During the three years presented in this financial statement review, interest rates have remained near all-time lows. Because of the low level of interest rates, the Company has not been able to lower the rate it pays for interest bearing non-maturity deposits to the same extent that has been experienced in the rates we have been able to earn on our interest earning assets. As a result, the Company’s net interest margin has been negatively impacted.

Despite the challenging economic conditions during 2010, 2011 and into 2012, the Company believes it is positioned to withstand these conditions through its strong capital and liquidity positions, high quality debt securities portfolios and prudent management of credit and interest rate risk.

Results of Operations

Summary

For the year ended December 31, 2012, the Company incurred a net loss of $38,454,000 compared to a net loss of $31,964,000 in 2011 and net income of $16,581,000 in 2010, resulting in diluted earnings (loss) per share of ($4.77), ($3.98) and $2.17 for the years 2012, 2011 and 2010. The Company’s return on average assets and return on average equity ratios were negative for the years 2012 and 2011, compared to 1.21% and 11.22% respectively for 2010. Included in both 2012 and 2011’s results are significant non-cash charges, including the recording of a valuation allowance against the deferred tax asset of $20,235,000 for the year ended December 31, 2012 and a full goodwill impairment charge of $18,996,000, net of tax, recorded in the fourth quarter of 2011.

In addition to the nonrecurring deferred tax asset valuation allowance and goodwill impairment charge, the Company’s performance for the year was also negatively affected by significantly elevated levels of the provision for loan losses which totaled $48,300,000 and $58,575,000 for the years ended December 31, 2012 and 2011, compared to $8,925,000 recorded in 2010. The increase in risk assets experienced in 2011, which carried into 2012, including nonaccrual loans, restructured loans and real estate owned, required increases in staff to work through the risk assets and mitigate the Company’s risk of loss, as well as other noninterest expenses.

Net interest income for the year ended December 31, 2012 of $37,888,000 was a $11,719,000, or 23.6% decline from 2011’s total of $49,607,000. This followed a $3,872,000 increase in net interest income in 2011 as compared to 2010’s total. An increase in the average level of loans on nonaccrual status, and the shrinking of the balance sheet as the Company preserved capital, combined with the low interest rate environment in which proceeds from asset sales and maturities have been reinvested, has put pressure on the Company’s net interest income and related net interest margin. On a year-to-date basis, net interest margin was 3.12% for the year ended December 31, 2012 compared to 3.66% and 3.73% in 2011 and 2010.

Net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities, is the primary component of the Company’s revenue. Interest-earning assets include loans, securities and federal funds sold. Interest bearing liabilities include deposits and borrowed funds. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate tax rate.

Net interest income is affected by changes in interest rates, volumes of interest-earning assets and interest-bearing liabilities and the composition of those assets and liabilities. The “net interest spread” and “net interest margin” are two common statistics related to changes in net interest income. The net interest spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning assets. Through the use of demand deposits and stockholders’ equity, the net interest margin exceeds the net interest spread, as these funding sources are non-interest bearing.

The “Analysis of Net Interest Income” table presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the years ending December 31, 2012, 2011 and 2010. The “Changes in Taxable Equivalent Net Interest Income” table below analyzes the changes in net interest income for the same periods broken down by their rate and volume components.

2012 versus 2011

For the year ended December 31, 2012 net interest income, measured on a fully tax equivalent basis, decreased $12,259,000, or 23.4%, to $40,153,000 from $52,412,000 in 2011. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,432,991,000 in 2011 to $1,284,864,000 in 2012. Net interest margin decreased 54 basis points, from 3.66% in 2011 to 3.12% for 2012. As summarized on the “Changes in Taxable Equivalent Net Interest Income” table, $7,886,000 of the decline in net interest income was the result of a decrease in average volume, and $4,373,000 of the decrease was the result of average rate.

A large portion of the decline in interest income was the result of a decrease in interest earned on the securities portfolio, which totaled $6,420,000 for the year ended December 31, 2012, a decrease of $6,486,000, or 50.3%, from 2011. Year-over-year, average securities decreased $80,892,000, or 20.4%, which contributed $3,178,000 to the overall decline in tax equivalent interest income earned on securities. As a result of the recent regulatory climate related to nontraditional funding sources, management did not utilize brokered deposits in 2012 to the extent it had in the past, and as such, as the brokered deposits matured, securities proceeds were used to fund the payoffs, leading to a decrease in average securities balances during 2012 compared to 2011. The average yield on investment securities contributed $3,308,000 of the decline in the interest income earned on securities, with the yield earned in 2012 of 2.03%, a 123 basis point decline from that earned in 2011 of 3.26%. The historic low interest rate environment has resulted in increased financing activity of mortgage loans, resulting in accelerated prepayments on the Company’s mortgage backed securities portfolio, many of which had premiums associated with them. As the prepayments have accelerated, the amortization of the premiums has been faster than in the past, which has placed pressure on the yields earned on securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, which has also negatively impacted the yield earned on securities.

Interest income earned on a tax equivalent basis on loans decreased from $50,122,000 for the year ended December 31, 2011 to $40,994,000 for the same period in 2012, a $9,128,000 decline. Several factors contributed to the decline. The most significant factor contributing to the decline in interest income earned on loans was the decline in the average balance of loans, from $993,828,000 in 2011 to $859,985,000 for the year ended December 31, 2012. This decline in average loan balance was the result of management’s strategy to temporarily curtail its loan growth in order to address and enhance credit administration and underwriting processes and procedures. The rates earned on loans also negatively impacted net income during 2012, as the average balance of impaired loans, which generally are in nonaccrual status, increased from $50,874,000 for the year ended December 31, 2011 to $67,186,000 for 2012. The increase in loans not accruing interest combined with generally lower interest rates in 2012 resulted in the rates earned on loans decreasing from 5.04% in 2011 to 4.77% in 2012.

Interest expense on deposits and borrowings for the year ended December 31, 2012 was $7,548,000, a decrease of $3,206,000 from the $10,754,000 expensed in the same period in 2011. The Company’s cost of funds on interest bearing liabilities declined from 0.87% in 2011 to 0.68% for 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money markets and savings accounts in 2012 compared to 2011. As time deposits and long-term debt mature, the Company has been able to replace the funds at slightly lower rates.

The Company’s net interest spread for the year ended December 31, 2012 was 3.03%, a decrease of 51 basis points compared to the same period in 2011. Net interest margin for the year ended December 31, 2012 was 3.12%, a 54 basis point decline from 3.66% in 2011. Management anticipates continued pressure on net interest margin in future quarters as the low interest rate environment and our ability to reinvest liquidity into new loans may hinder our ability to grow the margin.

2011 versus 2010

For the year ended December 31, 2011 net interest income, measured on a fully tax equivalent basis, increased $4,736,000, or 9.9%, to $52,412,000 from $47,676,000 in 2010. The primary reason for the increase in net interest income was an increase in average earning assets from $1,280,530,000 in 2010 to $1,432,991,000 in 2011. Slightly offsetting the growth in volume was a decrease in net interest margin of 7 basis points, from 3.73% in 2010 to 3.66% for 2011. As summarized on the rate/volume table, $5,796,000 of the growth in net interest income was achieved from volume, offset by a decrease of $1,060,000 attributable to the decrease in rates.

The largest portion of the increase in interest income was the result of interest earned on the securities portfolio, which totaled $12,906,000 for the year ended December 31, 2011, an increase of $1,979,000, or 18.1%, over 2010. Year-over-year, average securities increased $52,205,000, or 15.2%, and the interest rate earned increased from 3.17% in 2010 to 3.26% in 2011, each of which contributed to the increase in interest income.

The growth in securities was funded principally through the growth in money market and time deposit accounts. Average interest bearing deposits increased $120,089,000, or 10.7%, resulting from the Company’s overall customer service model, its market position in several attractive markets, and due to the favorable rating the Bank has received from IDC Financial Publishing, Inc. (“IDC”), an independent bank safety rating agency which uses its unique rankings of financial ratios to determine the quality ratings of financial institutions. This favorable rating facilitated the Company’s ability to attract time deposits and brokered deposits, particularly in the first half of the year. Despite an increase in the average balance of time deposits of $64,653,000 for the year ended December 31, 2011 compared to 2010, the total interest expense was lowered by $480,000. The average volume resulted in an increase of interest expense of $1,015,000, which was more than offset by a decrease in interest expense of $1,495,000 that resulted from a 26 basis points decrease in the yield paid on time deposits from 2010 to 2011.

The year-over-year growth in the average loan portfolio also contributed to the increase in net interest income. Year-over-year, average loans increased $83,430,000, or 9.2%, from the year ended December 31, 2010 to December 31, 2011. The growth experienced in the loan portfolio in the second half of 2010, supplemented with the loan demand in the first quarter of 2011, provided the strong growth in average loan balances. The $83,430,000 growth in average balances of loans contributed $4,686,000 in additional interest income in 2011 compared to 2010. However, the rate earned on loans of 5.04% was 38 basis points less than in 2010, and offset interest income by $3,885,000 resulting in a net increase of $801,000 for the year. The lower yield earned on loans was the result of generally a lower interest rate environment in 2011 than 2010 and a greater number of loans on nonaccrual status.

As noted above, the Company has been able to increase its deposit base. Part of the increase in the average balance in deposits was the result of certain customers, whose accounts migrated from repurchase agreements and were previously included as short-term borrowings in the balance sheet. These deposits continue to be secured through pledged securities, however, due to regulatory pressure related to non-traditional funding sources, which include repurchase agreements, we enhanced our interest bearing demand product to have them migrate to a funding source viewed as more traditional. This strategy resulted in a decline in the average balance of short-term borrowings from $91,872,000 for the year ended December 31, 2010 to $63,271,000 for 2011. The Company also placed less reliance on more costly long-term borrowings in 2011 as compared to 2010. Less reliance on third party borrowings allowed the Company to lower its interest expense related to borrowings from $2,006,000 in 2010 to $1,386,000 in 2011.

Generally lower interest rates for the year ended December 31, 2011 compared to 2010, combined with an increase in nonaccrual loans, has resulted in the Company experiencing declines in net interest spread and net interest margin. Despite the low interest rate environment, the Company was able to manage its blend of interest earning assets and liabilities so that the net interest margin has only declined marginally, from 3.73% for the year ended December 31, 2010 to 3.66% in 2011.

ANALYSIS OF NET INTEREST INCOME

The following table presents interest income on a fully taxable equivalent basis, net-interest spread and net interest margin for the years ended December 31:

	2012			2011			2010
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold and interest bearing bank balances	$109,298	$287	0.26%	$42,690	$138	0.32%	$25,864	$116	0.45%
Taxable securities	270,170	3,798	1.41	318,185	8,334	2.62	290,328	7,744	2.67
Tax-exempt securities	45,411	2,622	5.77	78,288	4,572	5.84	53,940	3,183	5.90

Total securities	315,581	6,420	2.03	396,473	12,906	3.26	344,268	10,927	3.17

Taxable loans	796,873	37,145	4.66	940,063	46,680	4.97	874,226	46,958	5.37
Tax-exempt loans	63,112	3,849	6.10	53,765	3,442	6.40	36,172	2,363	6.53

Total loans	859,985	40,994	4.77	993,828	50,122	5.04	910,398	49,321	5.42

Total interest-earning assets	1,284,864	47,701	3.71	1,432,991	63,166	4.41	1,280,530	60,364	4.71

Cash and due from banks	14,597			13,577			13,230
Bank premises and equipment	27,043			27,404			28,662
Other assets	62,856			68,569			65,157
Allowance for loan losses	(37,133)			(24,773)			(13,562)

Total	$1,352,227			$1,517,768			$1,374,017

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$511,800	$1,236	0.24%	$486,793	$1,710	0.35	$400,474	$2,517	0.63
Savings deposits	74,180	124	0.17	71,059	140	0.20	63,763	167	0.26
Time deposits	455,507	5,352	1.17	574,079	7,518	1.31	509,426	7,998	1.57
Short-term borrowings	30,581	120	0.39	63,271	314	0.50	91,872	487	0.53
Long-term debt	43,576	716	1.64	42,308	1,072	2.53	51,886	1,519	2.93

Total interest bearing liabilities	1,115,644	7,548	0.68	1,237,510	10,754	0.87	1,117,421	12,688	1.14

Demand deposits	116,930			113,157			99,636
Other	10,469			9,901			9,229

Total Liabilities	1,243,043			1,360,568			1,226,286
Shareholders’ Equity	109,184			157,200			147,731

Total	$1,352,227		0.59%	$1,517,768		0.75%	$1,374,017		0.98%

Net interest income (FTE)/net interest spread		40,153	3.03		52,412	3.54		47,676	3.57

Net interest margin			3.12%			3.66%			3.73%

Tax-equivalent adjustment		(2,265)			(2,805)			(1,941)

Net interest income		$37,888			$49,607			$45,735

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

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

The following table analyzes the changes in tax equivalent net interest income for the periods presented, broken down by their rate and volume components:

	2012 Versus 2011 Increase (Decrease) Due to Change in			2011 Versus 2010 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income
Federal funds sold & interest bearing deposits	$215	$(66)	$149	$75	$(53)	$22
Loans	(6,512)	(2,616)	(9,128)	4,686	(3,885)	801
Taxable securities	(1,258)	(3,278)	(4,536)	743	(153)	590
Tax-exempt securities	(1,920)	(30)	(1,950)	1,437	(48)	1,389

Total interest income	(9,475)	(5,990)	(15,465)	6,941	(4,139)	2,802

Interest Expense
Interest bearing demand deposits	88	(562)	(474)	543	(1,350)	(807)
Savings deposits	6	(22)	(16)	19	(46)	(27)
Time deposits	(1,553)	(613)	(2,166)	1,015	(1,495)	(480)
Short-term borrowings	(162)	(32)	(194)	(152)	(21)	(173)
Long-term debt	32	(388)	(356)	(280)	(167)	(447)

Total interest expense	(1,589)	(1,617)	(3,206)	1,145	(3,079)	(1,934)

Net Interest Income	$(7,886)	$(4,373)	$(12,259)	$5,796	$(1,060)	$4,736

Note: The change attributed to volume is calculated by taking the average change in average balance times the prior year’s average rate and the remainder is attributable to rate.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2012 totaled $48,300,000, a $10,275,000, or 17.5%, decrease from $58,575,000 for 2011. Several factors contributed to the decrease in the provisioning requirements between periods.

A priority of the Company has been to work through its nonaccruing loans and other risk elements, in an attempt to reduce the level of these underperforming assets. The Company’s focus on asset quality remediation, including loan workouts, additional structural enhancements, and multiple sales of non-performing assets to third parties have driven significant improvement in asset quality metrics, including decreases in levels of nonaccrual loans and restructured loans, and decreases in the percentage of nonaccrual loans and restructured loans to total loans outstanding. Nonaccrual loans declined from $83,697,000, or 8.67% of total loans outstanding, at December 31, 2011 to $17,943,000, or 2.55% of total loans outstanding, at year end 2012. As a result, the ratio of the allowance for loan losses to nonaccrual loans increased from 52% at December 31, 2011 to 129% at December 31, 2012.

As a result of remediation efforts in 2012, including two separate sales of distressed assets, and extensive loan reviews of non-classified assets, management believes that it has been able to significantly reduce the credit risk profile of the Company to one that is more comparable with peers. The decrease in the allowance for loan losses balance reflects the Company’s improved risk profile. Accordingly, the Company’s provision for loan losses was lower in 2012 than in 2011.

In 2011, management recognized that its credit quality had deteriorated significantly, as evidenced by increases in nonaccrual loans from $13,896,000 at December 31, 2010 to $83,697,000 at December 31, 2011, and increases in restructured loans from $1,181,000 at December 31, 2010 to $27,917,000 at December 31, 2011. Also, the ratio of net charge-offs to average loans outstanding in 2011 increased to 3.11%, from 0.44% in 2010. The identification of a significant number of classified loans, many of which were reclassified to nonaccrual status during 2011, resulted in a significant increase in the provision for loan losses from $8,925,000 for the year ended December 31, 2010 to $58,575,000 for the year ended December 31, 2011.

See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

The following provides information regarding noninterest income changes over the past three years.

(Dollars in thousands)	2012	2011	2010	% Change
				2012-2011	2011-2010
Service charges on deposit accounts	$6,227	$6,411	$6,388	(2.9)%	0.4%
Other service charges, commissions and fees	1,275	1,313	2,272	(2.9)%	(42.2)%
Trust department income	4,575	4,216	3,606	8.5%	16.9%
Brokerage income	1,478	1,573	1,450	(6.0)%	8.5%
Mortgage banking revenue	3,393	3,007	2,290	12.8%	31.3%
Earnings on life insurance	1,018	1,110	1,192	(8.3)%	(6.9)%
Merchant processing revenue	149	1,850	1,118	(91.9)%	65.5%
Other income	323	916	1,024	(64.7)%	(10.5)%

Subtotal before securities gains	18,438	20,396	19,340	(9.6)%	5.5%
Securities gains (losses)	4,824	6,224	3,636	(22.5)%	71.2%

Total noninterest income	$23,262	$26,620	$22,976	(12.6)%	15.9%

2012 v. 2011’s Results

Noninterest income decreased to $23,262,000 for the twelve months ended December 31, 2012, as compared to $26,620,000 in the same prior year period. Excluding the decrease in securities gains of $1,400,000 in 2012 compared to 2011, noninterest income decreased $1,958,000 or 9.6%.

The Company sold its merchant processing business in the third quarter of 2011, which contributed $1,850,000 in revenues for the year ended December 31, 2011, including the recognition of a gain of $995,000. In 2012, income recognized on merchant services consisted of amounts previously held back as gain until all conditions of the sales contract were satisfied. Noninterest income for the twelve months ended December 31, 2011 was favorably influenced by the sale of interest rate swaps of $791,000, with no similar gains occurring in 2012.

In 2012, two of the Company’s non-margin lines of business posted increases in revenues. Mortgage banking revenue was favorably influenced by the continued low interest rate environment, coupled with greater stability in the real estate market. Mortgage banking revenues totaled $3,393,000 for the year ended December 31, 2012, a 12.8% increase over 2011. Orrstown Financial Advisors, which generates trust and brokerage income, recorded revenues of $6,053,000 for the year ended December 31, 2012, a $264,000, or 4.6% increase over the same period in 2011. Favorable market conditions, combined with new business opportunities, led to the enhanced revenue stream.

Service charges on deposit accounts and other services charges, commissions and fees totaled $6,227,000 and $1,275,000 for the year ended December 31, 2012, both declines of 2.9% from 2011’s totals. The Company has experienced a decline in overdraft charges and other fee related charges, as consumers are more conscious of their spending.

The Company continued to harvest gains on securities available for sale when it was strategically determined that the gains afforded on certain securities were more beneficial than the interest rate earned. Additionally, asset/liability management as well as maintaining capital levels factored into the decision as to the extent and timing of security gains taken during the year. Net gains on securities were $4,824,000 for the year ended December 31, 2012 compared to $6,224,000 in 2011.

2011 v. 2010’s Results

Noninterest income increased to $26,620,000 for the twelve months ended December 31, 2011, as compared to $22,976,000 in the same prior year period. Excluding the increase in securities gains of $2,588,000 in 2011 compared to 2010, noninterest income increased 5.5%. Significant fluctuations between years include the following:

•

Other service charges, commissions and fees of $1,313,000 for the year ended December 31, 2011, declined 42.2%, or $959,000 from the same period in 2010. The primary reason for the decline is due to ancillary loan fees being down, which include late fees, letter of credit fees, and prepayment fees. This trend downward was consistent with the Company’s slowing down of its loan growth and the increased level of loans that moved to nonaccrual status.

•

Trust department and brokerage income increased $733,000, or 14.5%, to $5,789,000 for the twelve months ended December 31, 2011 compared to 2010 as a result of increases in trust and brokerage activity as the stock market continued its recovery, and additional trust and brokerage assets under management were added.

•

The continued decline in mortgage interest rates led to an increase in new mortgage loan applications as well as refinancing activities in 2011. The increase in activity resulted in increases in mortgage banking revenues to $3,007,000 for the twelve months ended December 31, 2011 compared to $2,290,000 in 2010.

•

In the third quarter of 2011, the Company sold its merchant service business, which resulted in a gain of approximately $995,000, and is included in merchant processing revenue. The recognition of this gain is the primary reason for the 65.5% increase in merchant processing revenue for the year ended December 31, 2011 compared to the same period in 2010.

•

Included in other income for the twelve months ended December 31, 2011 was the gain on the sale of two fixed for prime floating rate swaps which totaled $791,000, and is consistent with the $778,000 earned in 2010 upon the sale of one interest rate swap.

•

The Company sold securities at net gains of $6,224,000 for the year ended December 31, 2011, compared to $3,636,000 in 2010. Asset/liability management as well as maintaining capital levels factored into the decision to take security gains.

Noninterest Expenses

The following provides information regarding noninterest expense over the past three years.

				% Change
(Dollars in thousands)	2012	2011	2010	2012-2011	2011-2010
Salaries and employee benefits	$19,864	$17,506	$19,120	13.5%	(8.4)%
Occupancy expense	1,975	1,987	2,002	(0.6)%	(0.7)%
Furniture and equipment	2,913	2,705	2,742	7.7%	(1.3)%
Data processing	574	1,161	1,278	(50.6)%	(9.2)%
Telephone	636	662	730	(3.9)%	(9.3)%
Advertising and bank promotions	1,411	1,246	1,209	13.2%	3.1%
FDIC insurance	2,727	2,417	1,798	12.8%	34.4%
Professional services	3,076	3,531	856	(12.9)%	312.5%
Collection and problem loan	2,297	1,167	450	96.8%	159.3%
Real estate owned expenses	834	681	232	22.5%	193.5%
Taxes other than income	888	841	764	5.6%	10.1%
Goodwill impairment and intangible asset amortization	209	19,657	240	(98.9)%	8,090.4%
Other operating expenses	5,945	6,918	5,314	(14.1)%	30.2%

Total noninterest expenses	$43,349	$60,479	$36,735	(28.3)%	64.6%

2012 v 2011’s Results

Noninterest expenses decreased from $60,479,000 during the twelve months of 2011 to $43,349,000 for the same period in 2012, a decrease of $17,130,000 or 28.3%. Excluding the nonrecurring goodwill impairment charge of $19,447,000 recorded in 2011, noninterest expenses would have increased 5.6%, or $2,317,000, as compared to 2011. The following contributed to the net decrease in noninterest expenses.

•

Salaries and employee benefits increased $2,358,000, from $17,506,000 for the year ended December 31, 2011 to $19,864,000 for 2012. The increase in salaries and employee benefits is the result of the establishment of the Company’s Special Assets Group to assist in working through troubled assets, increases in personnel in the Credit Administration Department, and other additions as the Company enhanced other risk management practices.

•

The decrease in data processing expenses from $1,161,000 for the year ended December 31, 2011 to $574,000 for the same period in 2012 is related to expenses associated with merchant processing that are no longer incurred. As noted in the “Noninterest Income” section above, the Company sold its merchant services business in 2011. Data processing expenses of $696,000 were incurred for the year ended December 31, 2011 related to these revenues with no similar charges in 2012.

•

FDIC insurance totaled $2,727,000 for the twelve months ended December 31, 2012, an increase of 12.8%, over 2011’s total of $2,417,000. This increase is the result of an increased risk rating and associated increased depository insurance rate, which has been partially offset by a reduction in the Bank’s net assets and deposits.

•

Professional services expenses totaled $3,076,000 for the year ended December 31, 2012, compared to $3,531,000 in 2011, a decrease of $455,000. Professional services expenses include costs associated with third party loan review assistance, regulatory consulting, legal and accounting services. In 2011, when the Company first began experiencing asset quality issues and increased regulatory compliance costs, it needed to consult with outside service providers as the Company did not have adequate staffing to address these issues. As the Special Assets Group, Credit Administration Department, and other risk management personnel were hired, the Company was able to reduce its reliance on outside service providers for this expertise, which resulted in lower professional service fees in 2012 as compared to 2011.

•

Collection and problem loan expenses increased approximately $1,130,000 for the year ended December 31, 2012 and totaled $2,297,000, compared to $1,167,000 for 2011. These expenses have increased as a result of the increase in classified assets with corrective action and work-out plans in order to mitigate the Company’s risk of loss, and consists primarily of costs associated with obtaining updated appraisals on the collateral securing the outstanding loans and legal expenses as the Bank’s credit exposure is clarified and work out plans are developed.

•

Real estate owned expenses, which includes regular maintenance and upkeep expenses as well as write-downs of properties to fair value less costs to dispose, increased from $681,000 for the year ended December 31, 2011, to $834,000 in 2012, an increase of 22.5%. The increase is consistent with the higher number of properties that the Company owns and is managing, as well as continued softness in the real estate market, which led to further write-downs of properties.

•

The largest decrease was in goodwill impairment and intangible asset amortization, which totaled $209,000 for the year ended December 31, 2012, a decrease of $19,448,000 compared to 2011. In the fourth quarter of 2011, the Company recorded a non-cash impairment charge in connection with its annual evaluation of goodwill. The impairment charge resulted from several factors, the most prominent being decreases in trading multiples of the Company’s common stock, overall valuations of comparable organizations, a deterioration in asset quality of the commercial real estate portfolio, and the negative impact of deteriorating asset quality on expected cash flows. As a result of these negative indicators and subsequent analysis, the Company’s entire goodwill balance was written off at December 31, 2011. The $209,000 of expense in 2012 is the amortization of intangible assets only.

•

Other operating expenses decreased $973,000 for the year ended December 31, 2012, from $6,918,000 in 2011 to $5,945,000 in 2012. The primary reason for this fluctuation is the difference in the provision for off-balance sheet credit liabilities recorded between the two periods. Off-balance sheet credit liabilities include providing a reserve on undrawn loan commitments, and the anticipated loss on those credits which are estimated using an approach similar to determining reserves on specific loans in the determination of the allowance for loan losses. During 2011, a charge of $782,000 was recorded to establish this off-balance sheet reserve, whereas in 2012, the reserve was lowered by $199,000 as the off-balance sheet exposures have been greatly reduced as a result of the two loan sales completed in 2012.

In order to better understand how noninterest expenses change in relation to related changes in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense as a percentage of tax-equivalent net interest income and noninterest income, excluding securities gains, goodwill impairment, and other non-recurring items. As a result of the increase in noninterest expense (net of goodwill impairment), combined with declining net interest income, the Company’s efficiency ratio for the year ended December 31, 2012 increased to 72.2%, compared to 55.2% in the same period in 2011. The Company anticipates the efficiency ratio will remain slightly elevated as it addresses regulatory matters and remaining asset quality issues.

2011 v. 2010’s Results

As a result of the growth the Company experienced during the first half of 2011 combined with an increase in classified assets, regulatory issues, and accounting complexities, noninterest expenses rose from $36,735,000 during the twelve months of 2010 to $60,479,000 for the same period in 2011, an increase of $23,744,000, or 64.6%. Excluding the nonrecurring goodwill impairment charge of $19,447,000, other expenses would have totaled $41,032,000, an increase of 11.7% over 2010’s results. The following contributed to the net increase in other expenses.

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

•

Collection and real estate owned expenses increased approximately $1,166,000 for the year ended December 31, 2011 and totaled $1,848,000, compared to $682,000 for 2010. These expenses increased as a result of the increase in classified assets with corrective action and work-out plans.

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

Federal Income Taxes

The Company recorded a deferred tax asset valuation allowance of $20,235,000 offset by an income tax benefit of $12,280,000, for a total income tax expense of $7,955,000 for the year ended December 31, 2012, compared to total income tax benefit of $10,863,000 in 2011 and total income tax expense of $6,470,000 in 2010. The primary reason for the fluctuation in income tax expense or benefit is due to changes in the levels of pre-tax income (loss) for the period, combined with the valuation allowance on deferred taxes recorded in 2012.

A meaningful comparison is the effective tax rate, a measurement of income tax expense as a percent of pretax income, which is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes. The effective tax rate was (26.1%), 25.4% and 28.1% for the years ended December 31, 2012, 2011 and 2010. The negative effective tax rate in 2012 was due to the valuation allowance that was recorded for the year, which resulted in tax expense despite a pre-tax loss. See “Note 8 – Income Taxes” in the Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory rate of 35% to the effective tax rate for each of the years ended December 31, 2012, 2011 and 2010.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at December 31, 2012. Accordingly, a valuation allowance for the net amount of the deferred tax assets, or $20,235,000, which represented future deductible temporary differences on our tax returns, was established at December 31, 2012, compared to no valuation allowance at December 31, 2011.

Financial Condition

A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of December 31, 2012, securities available for sale were $301,970,000, an $8,395,000 decrease from the December 31, 2011 balance of $310,365,000.

The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, securitization of deposits and repurchase agreements and other factors while obtaining the maximum return on the investments. Under generally accepted accounting principles, the Company may segregate its investment portfolio into three categories: “securities held to maturity”, “trading securities” and “securities available for sale”. Management has classified the full securities portfolio as available for sale. Securities available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.

The Company’s securities available for sale include debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including updates of credit ratings, monitoring market, industry and segment news, as well as volatility in market prices. The Company uses various indicators in determining whether a debt security is other-than- temporarily-impaired, including the extent of time the security has been in an unrealized loss position, and the extent of the unrealized loss. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or if it is able to hold the security until the price recovers. For those debt securities in which management concludes the security is other than temporarily impaired, it will recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Given the strong asset quality of the debt security portfolio, management has not had to take an other than temporary impairment charge in 2012, 2011 or 2010.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made. The Company recorded no other than temporary impairment expense on equity securities for the years ended December 31, 2012, 2011 and 2010.

The following table shows the fair value of securities available for sale at December 31:

(Dollars in thousands)	2012	2011	2010
U.S. Treasury	$26,010	$0	$0
U.S. Government Sponsored Enterprises (GSE)	44,762	43,622	120,286
States and political subdivisions	38,909	78,051	97,148
GSE residential mortgage-backed securities	192,220	187,584	212,176

Total debt securities	301,901	309,257	429,610
Equity securities	69	1,108	2,162

Totals	$301,970	$310,365	$431,772

The securities available for sale portfolio declined 2.7% from $310,365,000 at December 31, 2011 to $301,970,000 at December 31, 2012. The state and political subdivisions portfolio has declined from 25.1% of the total securities portfolio at December 31, 2011 to 12.9% of the portfolio at December 31, 2012. Many of the revenue bonds were sold during the year ended December 31, 2012 and reinvested in U. S. Treasury securities. Both the decline in the total securities portfolio and the shift in investment types, are consistent with the Company’s strategy to reduce its risk weighted assets in order to strengthen its capital ratios. In 2011, the securities available for sale portfolio declined $121,407,000, or 28.1%, as compared to 2010, which was the result of the cash flows received from principal pay downs, maturities, and sales of securities, in order to meet the funding needs of maturing borrowings and deposits, including time deposits discussed further in the “Deposit Products” section below.

The following table shows the maturities of investment securities at book value as of December 31, 2012, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
U. S. Treasury
Book value	$0	$25,996	$0	$0	$25,996
Yield	0.00%	0.26%	0.00%	0.00%	0.26%
Average maturity (years)	0.0	1.4	0.0	0.0	1.4
U.S. Government Sponsored Enterprises (GSE)
Book value	2,998	25,427	15,906	0	44,331
Yield	0.48%	0.56%	1.85%	0.00%	1.02%
Average maturity (years)	0.8	1.3	8.3	0.0	3.8
States and political subdivisions
Book value	2,376	4,378	8,244	22,326	37,324
Yield	5.18%	5.99%	4.65%	4.81%	4.94%
Average maturity (years)	0.5	2.5	7.9	14.1	10.5
GSE Residential Mortgage-backed securities
Book value	0	28	35,359	156,070	191,457
Yield	0.00%	5.79%	1.76%	1.25%	1.35%
Average maturity (years)	0.0	2.4	8.1	21.6	19.1
Total

Book value	$5,374	$55,829	$59,509	$178,396	$299,108
Yield	2.56%	0.85%	2.19%	1.70%	1.65%
Average maturity (years)	0.7	1.5	8.1	20.7	14.2

The average maturity is based on contractual terms of the debt or mortgage backed securities, and does not factor into required repayments or anticipated prepayments that may exist. As of December 31, 2012, the weighted average estimated life of the residential mortgage-backed securities portfolio is less than 4.2 years based on current interest rates and anticipated prepayment speeds.

Loan Portfolio

The Company offers various products to meet the credit needs of our borrowers, principally consisting of commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.

With certain exceptions, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and the allowance for loan losses. The Company’s legal lending limit to one borrower was approximately $15,943,000 at December 31, 2012.

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

Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential properties present a different credit risk to the Company than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships as compared to owner occupied loans mentioned above in its loan pricing.

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

Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the credit worthiness of the borrower and to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.

Municipal loans consist of extensions of credit to municipalities and school districts within the Company’s market area. These loans generally present a lower risk than a commercial and industrial loan, as they are generally secured by the municipality’s full taxing authority, or by revenue obligations, or its ability to raise assessments on its customers for a specific utility.

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

Installment and other loans’ credit risk are mitigated through conservative underwriting standards, including the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, they typically present a greater risk to the Company than 1-4 family residential loans.

As of December 31, 2012, in recognition of the changing risk profile within the loan portfolio, the Company enhanced the manner in which it segregated its loan portfolio, including an increase in the number of loan classes, to assist in properly capturing the credit risk in each of the loan classes. These loan classes are used in connection with the determination of the allowance for loan losses. In light of charge-offs in 2012 and 2011, it is believed that the identification of specific historical losses and qualitative factors related to each loan class allows the Company to better reflect the estimated credit risk in these portfolios which aids in the establishment of the allowance for loan losses. Accordingly, as of December 31, 2012, two new additional loan classes were separately broken out, including non-owner occupied residential and municipal loan portfolios which were previously included in the commercial and industrial loan classification. The financial information for December 31, 2012, 2011, 2010 and 2009 is presented with the expanded loan classifications.

The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 is as follows:

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Commercial real estate:
Owner-occupied	$144,290	$199,646	$172,000	$149,149
Non-owner occupied	120,930	141,037	143,372	122,287
Multi-family	21,745	27,327	24,649	24,898
Non-owner occupied residential	66,381	147,027	153,467	151,014
Acquisition and development:
1-4 family residential construction	2,850	7,098	29,297	21,977
Commercial and land development	30,375	77,564	88,105	88,902
Commercial and industrial	39,340	71,084	72,334	66,106
Municipal	68,018	59,789	38,142	29,215
Residential mortgage:
First lien	108,601	104,327	119,450	100,413
Home equity – term	14,747	37,513	40,818	55,993
Home equity – Lines of credit	79,448	80,951	71,547	58,146
Installment and other loans	7,014	12,077	11,112	12,380

	$703,739	$965,440	$964,293	$880,480

The loan portfolio as of December 31, 2008, generally broken down by the underlying security of the loans, is as follows:

(Dollars in thousands)	2008
Commercial, financial and agricultural	$78,880
Real estate – Commercial	250,485
Real estate – Construction	131,509
Real estate – Mortgage	351,426
Consumer	8,168

Total loans	$820,468

In addition to the Company monitoring its loan portfolio as segregated by loan class noted above, it also monitors concentrations by industry. The Bank’s lending policy defines an industry concentration as one that exceeds 25% of the Bank’s shareholders’ equity. The following industry meet the concentration criteria defined by the Bank’s Lending Policy at December 31, 2012:

(Dollars in thousands)	Balance	% of Total Loans	% of Bank’s Equity
Hotels (except casinos)	$35,496	5.0%	41.7%

The loan portfolio at December 31, 2012 of $703,739,000 decreased $261,701,000 from $965,440,000 at December 31, 2011. The Company’s desire to improve its asset quality resulted in its disposal of a portion of its distressed asset portfolio during 2012, with an aggregate carrying balance of $73,820,000 during 2012. In addition, elevated charge-off levels were experienced in the commercial loan portfolio during 2012, primarily in the non-owner occupied, owner-occupied and commercial and land development portfolios. The Company also curbed its new loan originations in order to focus on current portfolio analysis and maintenance and to enhance credit administration and underwriting processes and procedures. Given the softness in the economy within the Company’s footprint, management feels this was a prudent course of action in order to rehabilitate its loan portfolio. Also, due to longer term interest rate risk considerations, the Company continues to sell its longer term residential mortgage loans, as it is not willing to take on the interest rate risk in this environment.

Presented below are the approximate maturities of the loans by type, and whether they are fixed-rate or adjustable rate loans as of December 31, 2012.

	Due In
	One Year or Less	Year Through Five Years	After Five Year	Total

(Dollars in Thousands)
Acquisition and development:
1-4 family residential construction
Fixed rate	$171	$0	$0	$171
Adjustable and floating rate	1,238	361	1,080	2,679

Total	1,409	361	1,080	2,850

Commercial and land development
Fixed rate	2,558	613	2,147	5,318
Adjustable and floating rate	5,562	7,707	11,788	25,057

Total	8,120	8,320	13,935	30,375

Commercial and industrial
Fixed rate	926	3,276	2,752	6,954
Adjustable and floating rate	8,228	4,020	20,138	32,386

Total	9,154	7,296	22,890	39,340

	$18,683	$15,977	$37,905	$72,565

The variable rate loans shown above include semi-fixed loans that contractually will adjust with prime after the interest lock period which may be up to 10 years. At December 31, 2012 there were approximately $14,341,000 of such loans.

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

Nonperforming assets include nonaccrual and restructured loans and foreclosed real estate. In addition, loans past due 90 days or more and still accruing are also deemed to be risk assets. For all loan classes, the accrual of interest income ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loans have performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan.

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

	2012	2011	2010	2009	2008
(Dollars in Thousands)
Nonaccrual loans (cash basis)	$17,943	$83,697	$13,896	$4,267	$341
Other real estate (OREO)	1,876	2,165	1,112	1,065	608

Total nonperforming assets	19,819	85,862	15,008	5,332	949
Restructured loans still accruing	3,092	27,917	1,180	0	0
Loans past due 90 days or more and still accruing	0	0	2,248	6,155	6,176

Total risk assets	$22,911	$113,779	$18,436	$11,487	$7,125

Loans 30-89 days past due	$3,578	$6,723	$5,335	$19,043	$12,178
Asset quality ratios:
Nonaccrual loans to loans	2.55%	8.67%	1.44%	0.48%	0.04%
Nonperforming assets to assets	1.61%	5.95%	0.99%	0.45%	0.09%
Total nonperforming assets to total loans and OREO	2.81%	8.87%	1.55%	0.60%	0.12%
Total risk assets to total loans and OREO	3.25%	11.76%	1.91%	1.30%	0.87%
Total risk assets to total assets	1.86%	7.88%	1.22%	0.96%	0.68%
Allowance for loan losses to total loans	3.29%	4.53%	1.66%	1.26%	0.87%
Allowance for loan losses to nonaccrual loans	129.11%	52.23%	115.28%	259.36%	2093.84%
Allowance for loan losses to nonaccrual and restructured loans still accruing	110.13%	39.17%	106.26%	259.36%	2093.84%

A further breakdown of impaired loans at December 31, 2012 and 2011 is as follows:

	2012			2011
	Nonaccrual Loans	Restructured		Nonaccrual Loans	Restructured
		Loans Still Accruing	Total		Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,417	0	$2,417	$8,832	924	$9,756
Non-owner occupied	1,481	1,981	3,462	18,146	2,039	20,185
Multi-family	19	0	19	3,463	0	3,463
Non-owner occupied residential	5,164	204	5,368	27,868	23,303	51,171
Acquisition and development
1-4 family residential construction	909	0	909	2,182	0	2,182
Commercial and land development	3,809	0	3,809	18,003	1,061	19,064
Commercial and industrial	1,696	122	1,818	1,980	131	2,111
Residential mortgage:
First lien	1,833	749	2,582	1,928	459	2,387
Home equity – term	57	0	57	1,223	0	1,223
Home equity – lines of credit	556	36	592	70	0	70
Installment and other loans	2	0	2	2	0	2

	$17,943	$3,092	$21,035	$83,697	$27,917	$111,614

In the second quarter of 2011, the Company began to experience deterioration in asset quality as a result of the continued softness in economic conditions and collateral values. During 2012, the Company continued to actively identify and monitor nonperforming assets and other risk assets, and has acted aggressively to address the credit quality issues. Risk assets, defined as nonaccrual loans, restructured and loans past due 90 days or more and still accruing, and real estate owned, declined from $113,779,000 at December 31, 2011 to $22,911,000 at December 31, 2012, an improvement of $90,868,000.

The risk element that showed the greatest percentage decline was restructured loans still accruing, which totaled $3,092,000 at December 31, 2012, a $24,825,000, or 88.9% decline from December 31, 2011. During 2012, the Company received payments/payoffs on restructured loans totaling $3,777,000, and charged-off $1,484,000 in connection with loan workouts. Additionally, $19,900,000 of restructured loans migrated to nonaccrual status either due to missed payments or the Company’s determination that the borrowers would not be able to keep their payments current for a sustainable period of time. Offsetting these declines were $336,000 in loans restructured during the period.

Nonaccrual loans at December 31, 2012 totaled $17,943,000, a decrease of $65,754,000 from December 31, 2011’s balance of $83,697,000. The Company’s focus on asset quality restoration, including loan workouts, additional information gathered from borrowers or additional structural enhancements, and sales of non-performing assets to third parties has driven this significant reduction over year end 2011.

One strategy employed by the Company in 2012 to reduce its level of non-performing loans included two bulk sales of distressed assets, one each in the second and fourth quarters of 2012. The bulk sales allowed the Company to sell nearly 240 loans with an aggregate carrying balance of $73,820,000 to third parties, which netted the Company $51,753,000 in cash proceeds. The difference between the carrying balance of the loans sold and the cash received, or $22,067,000, was recorded as a charge to the allowance for loan losses.

The allowance for loan losses totaled $23,166,000 at December 31, 2012, a $20,549,000 decrease from December 31, 2011. As of December 31, 2012, the allowance for loan losses to total loans was 3.29%, a decrease from 4.53% at December 31, 2011. Despite the lower allowance for loan losses balance, and lower ratio to outstanding loans, the allowance to loan losses coverage ratio of nonaccrual loans and restructured loans has increased substantially. The allowance for loan losses to nonaccrual loans and restructured loans still accruing increased to 110% at December 31, 2012, from 39% at December 31, 2011. The increase in the coverage ratios reflects lower levels of risk assets, particularly the significant decrease in non-performing assets discussed above.

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

As of December 31, 2012, the Company had approximately 43 lending relationships that had loans that were considered impaired, and were included in the impaired loan balance of $21,035,000. Of these relationships, 5 have outstanding book balances in excess of $1,900,000 totaling $12,951,000, or 62% of the total impaired loan balance. In connection with the determination of the impairment associated with these five collateral dependent relationships, partial charge-offs on 3 relationships totaling $4,296,000 were taken and another $1,312,000 of ASC 310 impairment reserves were recorded on the balances at December 31, 2012. These 2012 impairment reserves are in contrast to $15,607,000 in impairment reserves on nonaccrual loans at December 31, 2011. In 2012, the Company began taking partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Prior to 2012, the fair value that was used was based on the most recent appraised value of the loans, and any additional discounts determined to be appropriate based on current (within the quarter) conditions, plus costs to dispose, were separately reserved for and not included in the partial charge-off. As a result of this more conservative approach, the accumulated partial charge-offs as of December 31, 2012 increased over December 31, 2011. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.

The largest impaired relationship that the Company has had a book balance of approximately $3,150,000 at December 31, 2012, is a wholesaler that supplies inventory to the commercial construction industry. As a result of the deterioration in real estate conditions, the borrower’s business has been negatively impacted, leading management to conclude that it will be unable to continue to service its debt requirements. The relationship also includes financing for a residence. Based on recently obtained appraisals, impairment charges, and partial charge-offs representing 32% of the outstanding December 31, 2012 loan balance have been taken. The borrower has filed for bankruptcy, and the Company is working with legal counsel to liquidate the collateral.

A second relationship that the Company has determined to be impaired at December 31, 2012 is with a real estate developer who also actively leases residential properties and operates trailer parks. This relationship consists of separate loans with total outstanding book balances of $2,957,000, secured by different parcels of land or residential structures. Recent appraisals on the collateral securing the outstanding loans received during 2012 resulted in the relationship being placed in nonaccrual status, as the softening of real estate prices and rental prices, and the lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. To date, partial charge-offs or specific reserves of approximately 45% of the outstanding loan balances have been taken. The Company is actively working with the borrower to reduce its outstanding loan balances.

An additional relationship, which has a book balance in excess of nearly $2,550,000, is with a contractor whose business has been negatively impacted by the slow residential construction market. As a result of the deterioration in real estate conditions, volumes have decreased which has had a negative impact on the borrower’s cash flow. As a result, it was determined the borrower would not be able to continue its debt service requirements. As of December 31, 2012, however, the borrower is current with respect to scheduled payments. The Company is still in the process of determining the fair value of the collateral securing the related loans, and has established a preliminary ASC 310 reserve on this relationship totaling approximately 35% of the overall outstanding loan balance at December 31, 2012.

Another relationship that includes impaired loans is with a real estate developer that was developing townhomes to be sold to interested parties. Due to the softness in the real estate market and longer absorption periods to sell the townhomes, the properties were converted to residential properties that are being leased. Updated appraisals were obtained in June 2012 on the units, and partial charge-offs totaling approximately 29% of the legal balance of the loans were taken. The borrower has been uncooperative with the Company, which has resulted in the Bank exercising its right to assignment of the leases, and collection of rental payments directly from the tenants of the properties. The Company is pursuing foreclosure action or a possible loan sale.

The final relationship that includes impaired loans and had a balance of approximately $1,950,000 is with a borrower that purchased a large parcel of land in the Company’s market area. The loan is current with respect to the interest only payment requirements. Since there have been no sales to date, and several extension requests, the loan was placed in nonaccrual status. Due to the guarantee of this debt by several development authorities, combined with a strong loan to value ratio, no partial charge-offs or specific reserves have been established on this loan as of December 31, 2012.

The Company has approximately 38 additional relationships with borrowers that include loans that are individually evaluated for impairment, and has taken a similar approach to those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination properly included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date totaling $5,234,000, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of December 31, 2012. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

The Company’s foreclosed real estate balance of $1,876,000 at December 31, 2012 reflects a decrease from $2,165,000 at December 31, 2011. As of December 31, 2012, 10 properties were owned by the Company, eight of which were commercial properties and totaled $1,264,000, and two of which were residential properties and totaled $612,000. The largest commercial property is a commercial land parcel with a carrying value of $276,000. A second commercial property with a carrying value of $271,000 was originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. The largest residential property has a carrying balance of $475,000 at December 31, 2012 and is being carried at a value lower than a recent sales offer on the property. The remaining properties have carrying values less than $210,000 and are also carried at the lower of cost or fair value, less costs to dispose.

As of December 31, 2012, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market continues to remain soft, additional charges may be needed.

Credit Risk Management

Allowance for Loan Losses

The Company’s charge-offs have increased in the past two years, reflective of sluggish economic and real estate conditions. The Company maintains the allowance for loan losses at a level believed adequate by management to absorb losses inherent in the portfolio. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluation of impaired loans, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.

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

In order to monitor ongoing risk associated with its loan portfolio and specific credits within the segments, management uses an eight point internal grading system. The first four rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including special mention, substandard, doubtful or loss. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard” loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “Doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset; its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss”, there is little prospect of collecting the loan’s principal or interest and it is generally written off.

The Bank has a loan review policy and program which is designed to mitigate risk in the lending function. The Credit Administration Committee, comprised of executive officers and loan department personnel, was charged with oversight of the overall credit quality and risk exposure of the Company’s loan portfolio. Effective December 31, 2012, the Credit Administration Committee was merged into the Enterprise Risk Management

Committee (“ERM Committee”). From that date forward the ERM Committee is responsible for the oversight of the overall credit quality and risk exposure. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an internal (through an outsourced third party beginning in 2011), independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000. Loan review documentation is submitted to the ERM Committee no less than quarterly with a formal review and rating as presented by independent loan review personnel. In addition, all relationships rated Substandard, Doubtful or Loss are reviewed by the ERM Committee on a quarterly basis, with reaffirmation of the rating as approved by the Bank’s Loan Work Out Committee or loan review staff. In addition to the policy and procedure guidelines noted above, the Company expanded its review coverage during the last three quarters of 2011 in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing over 75% coverage of these portfolios, have been reviewed.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2012
Commercial real estate:
Owner-occupied	$121,333	$11,917	$8,623	$2,229	$188	$144,290
Non-owner occupied	95,876	7,351	14,241	3,462	0	120,930
Multi-family	17,205	3,936	585	19	0	21,745
Non-owner occupied residential	45,468	12,199	3,346	5,368	0	66,381
Acquisition and development:
1-4 family residential construction	1,608	333	0	198	711	2,850
Commercial and land development	14,793	8,937	2,836	3,208	601	30,375
Commercial and industrial	33,380	3,713	429	566	1,252	39,340
Municipal	68,018	0	0	0	0	68,018
Residential mortgage:
First lien	101,390	3,026	1,604	2,581	0	108,601
Home equity – term	14,403	52	235	57	0	14,747
Home equity – Lines of credit	76,418	1,073	1,365	592	0	79,448
Installment and other loans	6,998	11	3	2	0	7,014

	$596,890	$52,548	$33,267	$18,282	$2,752	$703,739

December 31, 2011
Commercial real estate:
Owner-occupied	$161,695	$19,820	$8,321	$8,828	$982	$199,646
Non-owner occupied	93,379	19,689	7,785	16,661	3,523	141,037
Multi-family	14,896	7,581	1,387	1,328	2,135	27,327
Non-owner occupied residential	68,128	15,441	12,435	48,046	2,977	147,027
Acquisition and development:
1-4 family residential construction	3,361	724	831	2,182	0	7,098
Commercial and land development	28,513	16,274	13,713	19,064	0	77,564
Commercial and industrial	62,758	4,418	1,797	2,001	110	71,084
Municipal	59,789	0	0	0	0	59,789
Residential mortgage:
First lien	102,398	0	596	1,333	0	104,327
Home equity – term	36,290	0	638	585	0	37,513
Home equity – Lines of credit	80,881	0	70	0	0	80,951
Installment and other loans	12,075	0	2	0	0	12,077

	$724,163	$83,947	$47,575	$100,028	$9,727	$965,440

Potential problem loans are defined as performing loans, which have characteristics that cause management to have concerns as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Generally, management feels that “Substandard” loans that are currently performing and not considered impaired, result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the “Special Mention” classification is intended to be a temporary classification, and is reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. “Special Mention” loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified rating. These loans require follow-up by lenders on the information that may cause the potential weakness, and once resolved, the loan classification may be downgraded to “Substandard”, or alternatively, could be upgraded to “Pass”.

Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are deemed impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values will be incorporated into the impairment analysis as of the next reporting period. In the event an updated appraisal that requires a higher impairment reserve is received after a reporting period, but prior to the issuance of the financial statements, an evaluation is made as to the significance of the difference and whether the amounts need to be reflected in the financial statements not yet issued.

Loan charge-offs, which may include partial charge-offs, are taken on an impaired loan that is collateral dependent if the loan’s carrying balance exceeds its collateral’s appraised value; the loan has been identified as uncollectible; and it is deemed to be a confirmed loss. Typically, impaired loans with a charge-off or partial charge-off will continue to be considered impaired, unless the note is split into two, and management expects the performing note to continue to perform and is adequately secured. The second, or non-performing note, would be charged-off. As of the periods presented, the Company has no loans to borrowers that resulted from splitting impaired loans into multiple notes. Generally, an impaired loan with a partial charge-off may continue to have an impairment reserve allocated to it after the partial charge-off, if factors warrant.

As of December 31, 2012 and December 31, 2011, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as troubled debt restructurings but are accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

According to policy, updated appraisals are required annually for classified loans in excess of $250,000. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

Generally, impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the properties’ fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

•

Original appraisal – if the original appraisal provides a strong loan-to-value (generally 70% or lower) and, after consideration of market conditions and knowledge of the property and area, it is determined by the Credit Administration staff that there has not been a significant deterioration in the collateral value, the original certified appraised value may be used. Discounts as deemed appropriate for selling costs are factored into the appraised value in arriving at fair value.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of December 31, 2012 and 2011. In the first quarter of 2012, the Company began to more aggressively charge off specific reserve allocations on impaired loans rather than carry related allowances. At December 31, 2011, specific reserves were related to anticipated closing costs, additional market discounts on appraised values and specific reserves identified during periods subsequent to the balance sheet. Allowances established at December 31, 2012 generally pertain to those credits in which loan forbearance agreements were in the process of being negotiated, or updated appraisals are pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,417	$2,680
Non-owner occupied	1,257	1,257	329	2,205	5,487
Multi-family	0	0	0	19	198
Non-owner occupied residential	204	204	46	5,164	6,510
Acquisition and development:
1-4 family residential construction	711	725	9	198	202
Commercial and land development	0	0	0	3,809	8,556
Commercial and industrial	1,373	1,402	928	445	445
Residential mortgage:
First lien	0	0	0	2,581	2,784
Home equity – term	0	0	0	57	75
Home equity – Lines of credit	0	0	0	592	597
Installment and other loans	0	0	0	2	2

	$3,545	$3,588	$1,312	$17,489	$27,536

December 31, 2011
Commercial real estate:
Owner-occupied	$5,016	$5,200	$1,762	$4,794	$4,838
Non-owner occupied	16,682	20,472	6,876	3,502	4,070
Multi-family	3,129	5,117	1,213	334	334
Non-owner occupied residential	46,351	46,922	14,379	4,672	4,756
Acquisition and development:
1-4 family residential construction	2,182	3,715	926	0	0
Commercial and land development	10,657	13,899	4,369	8,407	9,712
Commercial and industrial	334	334	212	1,777	1,796
Residential mortgage:
First lien	1,122	1,122	9	211	211
Home equity – term	41	41	42	544	709

	$85,514	$96,822	$29,788	$24,241	$26,426

The difference between the recorded investment (book balance) and the unpaid principal balance (legal balance) generally results from partial charge-offs taken on loans and payments applied entirely to principal on those loans placed on nonaccrual status.

In the second quarter of 2011, the Company adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU No. 2011-02). As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed terms and conditions to customers on restructured loans that had been completed in the past several months. In many instances, the Company was able to increase the interest rate on the loans and obtain additional collateral support for the borrowings, in exchange for extension of the loans’ terms. However, the new interest rate charged was considered to be at a below-market rate given the risk of the transaction, which was determined to be a concession to its borrowers that were experiencing financial difficulties. Prior to their classification as troubled debt restructurings, these loans had been collectively evaluated for impairment consistent with the guidance in Subtopic 450-20. Upon identifying these receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. As a result of the adoption, 2011 earnings were negatively impacted by $2,700,000, representing the impairment valuation reserve at December 31, 2011 calculated under Section 310-10-35. Previous to the adoption of ASU No. 2011-02, a reserve was established on these loans under a general allowance methodology.

The following presents impaired loans that are troubled debt restructurings, with the recorded investment being both the pre-modification and post-modification balances, as well as the number of loans modified during the twelve month periods, as of December 31, 2012, 2011 and 2010.

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Year Ended December 31, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2012
Accruing:
Commercial real estate:
Non-owner occupied	2	$1,981	0	$0
Non-owner occupied residential	1	204	0	0
Commercial and industrial	1	122	0	0
Residential mortgage:
First lien	2	749	1	300
Home equity – lines of credit	1	36	1	36

	7	3,092	2	336

Nonaccruing:
Commercial real estate:
Owner-occupied	1	7	0	0
Non-owner occupied residential	4	1,209	0	0

	5	1,216	0	0

Total	12	$4,308	2	$336

December 31, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$924	1	$924
Non-owner occupied	2	2,039	2	2,039
Non-owner occupied residential	9	23,303	9	23,303
Acquisition and development:
Commercial and land development	2	1,061	2	1.061
Commercial and industrial	1	131	1	131
Residential mortgage:
First lien	1	459	0	0

	16	27,917	15	27,458

Nonaccruing:
Commercial real estate:
Owner-occupied	1	54	1	54
Non-owner occupied	1	221	1	221
Non-owner occupied residential	10	5,648	10	5,648
Acquisition and development:
Commercial and land development	3	3,179	3	3,179
Residential mortgage:
Home equity – term	1	544	0	0

	16	9,646	15	9,102

	32	$37,563	30	$36,560

December 31, 2010
Accruing:
Residential mortgage:
First lien	1	$470	1	$470
Home equity – term	1	711	1	711

	2	$1,181	2	$1,181

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

Troubled debt restructurings included in nonaccrual status at December 31, 2012 were designated as such either due to the borrower defaulting on modified terms within the past twelve months, or management’s determination that the borrower would not be able to continue to meet debt service requirements for a sustainable period of time or where newly restructured debts had not yet reached a minimum of six months of performance according to modifications. As of December 31, 2012, 5 loans totaling $1,216,000 were in default under their restructured terms.

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

The following summarizes the average recorded investment in impaired loans and related interest income recognized, on loans deemed impaired on a cash basis, and interest income earned but not recognized for the years ended December 31, 2012 and December 31, 2011:

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2012
Commercial real estate:
Owner-occupied	$8,374	$20	$131
Non-owner occupied	14,372	69	260
Multi-family	3,940	0	10
Non-owner occupied residential	20,284	61	288
Acquisition and development:
1-4 family residential construction	1,542	26	16
Commercial and land development	12,652	252	168
Commercial and industrial	2,691	43	55
Residential mortgage:
First lien	2,700	61	73
Home equity – term	156	2	4
Home equity – lines of credit	467	15	5
Installment and other	8	0	0

Total	$67,186	$549	$1,010

December 31, 2011
Commercial real estate:
Owner-occupied	$4,530	$369	$187
Non-owner occupied	6,820	702	297
Multi-family	2,080	125	103
Non-owner occupied residential	22,820	1,559	267
Acquisition and development:
1-4 family residential construction	489	102	1
Commercial and land development	7,456	617	375
Commercial and industrial	5,355	75	82
Residential mortgage:
First lien	639	19	15
Home equity – term	685	69	1

Total	$50,874	$3,637	$1,328

The following summarizes the average recorded investment in impaired loans and related interest income recognized for the periods indicated for the years ending December 31:

(Dollars in thousands)	2010	2009	2008
Average investment in impaired loans	$26,066	$10,748	$1,815
Interest income recognized on a cash basis on impaired loans	82	188	104
Interest income earned but not recognized on impaired loans	458	239	24

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2012
Commercial real estate:
Owner-occupied	$141,833	$40	$0	$0	$40	$2,417	$144,290
Non-owner occupied	119,320	129	0	0	129	1,481	120,930
Multi-family	21,726	0	0	0	0	19	21,745
Non-owner occupied residential	60,890	122	205	0	327	5,164	66,381
Acquisition and development:
1-4 family residential construction	1,770	0	171	0	171	909	2,850
Commercial and land development	26,054	511	1	0	512	3,809	30,375
Commercial and industrial	37,348	296	0	0	296	1,696	39,340
Municipal	68,018	0	0	0	0	0	68,018
Residential mortgage:
First lien	104,933	1,565	270	0	1,835	1,833	108,601
Home equity – term	14,609	81	0	0	81	57	14,747
Home equity – Lines of credit	78,880	0	12	0	12	556	79,448
Installment and other loans	6,837	161	14	0	175	2	7,014

	$682,218	$2,905	$673	$0	$3,578	$17,943	$703,739

December 31, 2011
Commercial real estate:
Owner-occupied	$188,679	$2,135	$0	$0	$2,135	$8,832	$199,646
Non-owner occupied	122,816	75	0	0	75	18,146	141,037
Multi-family	23,864	0	0	0	0	3,463	27,327
Non-owner occupied residential	117,824	1,335	0	0	1,335	27,868	147,027
Acquisition and development:
1-4 family residential construction	4,916	0	0	0	0	2,182	7,098
Commercial and land development	59,121	440	0	0	440	18,003	77,564
Commercial and industrial	69,083	6	15	0	21	1,980	71,084
Municipal	59,789	0	0	0	0	0	59,789
Residential mortgage:
First lien	100,215	1,637	547	0	2,184	1,928	104,327
Home equity – term	35,998	283	9	0	292	1,223	37,513
Home equity – Lines of credit	80,783	98	0	0	98	70	80,951
Installment and other loans	11,932	141	2	0	143	2	12,077

	$875,020	$6,150	$573	$0	$6,723	$83,697	$965,440

During the fourth quarter of 2011, the Company took a more conservative position on loans 90 days past due still accruing, and generally now will include them as nonaccrual loans unless the loan principal, in full, is in the process of collection, which is generally defined as 60 days. As a result of this more conservative approach in light of deteriorating asset quality, there are no loans in the 90 days past due still accruing category at December 31, 2012 and 2011.

In connection with its quarterly evaluation of the adequacy of the allowance for loan losses, management continually reviews its methodology to determine if it continues to properly address the risk in the loan portfolio. For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. Prior to 2011, historical loss factors were applied to non-impaired criticized loans only. In 2011, historical loss factor was based on an average of charge-offs for the last eight quarters and applied to the entire pool of loans, excluding those loans evaluated for impairment under ASC 310-10-35. In addition, an additional adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the Allowance for Loan and Lease Loss methodology.

In response to the improved risk profile within the loan portfolio at December 31, 2012, the look back period for historical losses was extended to 12 quarters, weighted one-half for the most recent four quarters, and one quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Again, management considered current economic and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year. Based on management’s assessment and in compliance with regulatory guidance, the Company began recording partial charge offs on collateral dependent loans in the first quarter of 2012, eliminating the need for specific reserves. Although both methods are acceptable under ASC 310, the revised method is more consistent with regulatory directives and was implemented by the Company resulting in increased charge-offs during 2012. This change in estimate to the 12 quarter weighted average approach allowed for lower reserve levels by $2,147,000 at December 31, 2012.

In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of December 31, 2012, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:

Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions etc.

Concentrations of Credit and Changes within Credit Concentrations – Factors considered include the Bank’s overall portfolio makeup and management’s evaluation related to concentration risk management and the inherent risk associated with the concentrations identified.

Underwriting Standards and Recovery Practices – Factors considered include changes to underwriting standards and perceived impact on anticipated losses, trends in the number of exceptions to loan policy, supervisory loan to value exceptions, and administration of loan recovery practices.

Delinquency Trends – Factors considered include the delinquency percentages noted in the portfolio relative to economic conditions, severity of the delinquencies, and whether the ratios are trending upwards or downwards.

Classified Loans Trends – Factors considered include the internal loan ratings of the portfolio, the severity of the ratings, and whether the loan segment’s ratings show a more favorable or less favorable trend, and underlying market conditions and its impact on the collateral values securing the loans.

Experience, Ability and Depth of Management/Lending Staff – Factors considered include the years of experience of Senior and Middle Management and the lending staff and turnover of the staff, and instances of repeat criticisms of ratings.

Quality of Loan Review – Factors include the years of experience of the loan review staff, in-house versus outsourced provider of review, turnover of staff and the perceived quality of their work in relation to other external information.

National and Local Economic Conditions – Ratios and factors considered include trends in the consumer price index (CPI), unemployment rates, housing price index, housing statistics compared to the prior year, bankruptcy rates; regulatory and legal environment risks and competition.

Prior to December 31, 2012, qualitative factors were also utilized in the determination of loans collectively evaluated for impairment, but consisted of only five factors, which are included in the eight factors listed above, with anticipated loss allocations that ranged from 0 – 8 basis points. It was determined that the qualitative adjustments would be expanded to the current range of a minus 150 basis points to a positive 150 basis, as the prior range of 0 – 8 basis points was deemed to be too restrictive and did not adequately address the credit improvement in the remaining loan portfolio. This change in estimate in the range of qualitative adjustments resulted in reduced general reserves by approximately $5,265,000 at December 31, 2012.

Activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2012
Balance, beginning of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	34,681	9,408	1,879	(566)	45,402	2,602	135	2,737	161	48,300
Charge-offs	(53,492)	(17,721)	(1,624)	0	(72,837)	(1,279)	(143)	(1,422)	0	(74,259)
Recoveries	2,971	2,107	295	0	5,373	19	18	37	0	5,410

Balance, end of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166

December 31, 2011
Balance, beginning of period	$7,875	$1,766	$3,870	$374	$13,885	$1,864	$106	$1,970	$165	$16,020
Provision for loan losses	31,407	18,557	7,037	415	57,416	(254)	12	(242)	1,401	58,575
Charge-offs	(9,748)	(10,615)	(9,827)	0	(30,190)	(680)	(62)	(742)	0	(30,932)
Recoveries	25	0	5	0	30	3	19	22	0	52

Balance, end of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715

December 31, 2010
Balance, beginning of period	$4,328	$2,703	$507	$749	$8,287	$1,422	$96	$1,518	$1,262	$11,067
Provision for loan losses	5,857	281	3,332	(207)	9,263	718	41	759	(1,097)	8,925
Charge-offs	(2,312)	(1,218)	(32)	(168)	(3,730)	(283)	(54)	(337)	0	(4,067)
Recoveries	2	0	63	0	65	7	23	30	0	95

Balance, end of period	$7,875	$1,766	$3,870	$374	$13,885	$1,864	$106	$1,970	$165	$16,020

A summary of the activity in the allowance for loan losses, for the years ended before December 31, 2010 based on the prior approach, is as follows:

(Dollars in thousands)	2009	2008
Balance, beginning of year	$7,140	$6,141

Loans charged off:
Commercial, financial and agricultural	470	2
Real estate – Commercial	0	228
Real estate – Mortgage	416	187
Consumer	72	80

Total loans charged off	958	497

Recoveries of loans previously charged off:
Commercial, financial and agricultural	2	0
Real estate – Commercial	1	3
Real estate – Mortgage	6	16
Consumer	11	27

Total recoveries	20	46

Provision for loan losses	4,865	1,450

Balance, end of year	$11,067	$7,140

A summary of relevant asset quality ratios for the five years ended December 31, 2012 are as follows:

	2012	2011	2010	2009	2008
Ratio of net charge-offs to average loans outstanding	8.01%	3.11%	0.44%	0.11%	0.06%
Provision for loan losses to net charge-offs	70.15%	189.69%	224.70%	518.66%	321.51%
Ratio of reserve to gross loans outstanding at December 31	3.29%	4.53%	1.66%	1.26%	0.87%

Due to the trends in the national and local economies, as well as declines in real estate values in the Company’s market area, the allowance for loan losses continued to grow for the period from 2008 through 2011, consistent with the increase in the ratio of net charge-offs to average loans outstanding. The allowance for loan losses decreased from $43,715,000 at December 31, 2011 to $23,166,000 at December 31, 2012. Net charge-offs increased from $30,880,000 for the year ended December 31, 2011 to $68,849,000 for the year ended December 31, 2012, with the majority of the charge-offs coming in the commercial real estate and commercial and land development loan portfolios.

The provision for loan losses has decreased from $58,575,000 for the year ended December 31, 2011 to $48,300,000 for the same period in 2012, a decrease of $10,275,000.

Several factors contributed to the decrease in the provision requirements between the two periods, including the reduction in nonaccrual loans from $83,697,000 at December 31, 2011 to $17,943,000 at December 31, 2012. As a result of remediation efforts in 2012, including two separate sales of pools of distressed assets, combined with extensive loan reviews of non classified assets, management believes that it has been able to significantly reduce the credit risk profile of the Company. The lower provision for loan losses is reflective of these favorable developments.

See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The allocation of the allowance for loan losses, as well as the percent of each loan type in relation to the total loan balance, is as follows:

	2012		2011		2010		2009
	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$2,504	21%	$3,063	21%	$1,852	18%	$1,660	18%
Non-owner occupied	5,022	17%	8,579	14%	3,034	15%	932	14%
Multi-family	2,944	3%	2,222	3%	438	3%	15	3%
Non-owner occupied residential	3,249	9%	15,695	15%	2,551	15%	1,721	17%
Acquisition and development:
1-4 family residential construction	198	0%	1,404	1%	314	3%	364	2%
Commercial and land development	3,304	4%	8,304	8%	1,453	9%	2,339	10%
Commercial and industrial	1,635	6%	1,085	8%	3,870	8%	507	8%
Municipal	223	10%	789	6%	374	4%	749	3%
Residential mortgage:
First lien	957	16%	317	11%	1,033	12%	825	11%
Home equity – term	252	2%	335	4%	345	5%	146	6%
Home equity – Lines of credit	1,066	11%	281	8%	485	7%	451	7%
Installment and other loans	85	1%	75	1%	106	1%	96	1%
Unallocated	1,727		1,566		165		1,262

	$23,166	100%	$43,715	100%	$16,020	100%	$11,067	100%

	2008
(Dollars in thousands)	Amount	% of Loan Type to Total Loans
Commercial, financial and agricultural	$319	10%
Real estate - Commercial	2,393	30%
Real estate - Construction	598	16%
Real estate - Mortgage	2,567	43%
Consumer	265	1%
Unallocated	998	0%

Total	$7,140	100%

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at December 31.

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
December 31, 2012
Loans allocated by:
Individually evaluated for impairment	$11,266	$4,718	$1,818	$0	$3,230	$2	$0	$21,034
Collectively evaluated for impairment	342,080	28,507	37,522	68,018	199,566	7,012	0	682,705

	$353,346	$33,225	$39,340	$68,018	$202,796	$7,014	$0	$703,739

Allowance for loan losses allocated by:
Individually evaluated for impairment	$375	$9	$928	$0	$0	$0	$0	$1,312
Collectively evaluated for impairment	13,344	3,493	707	223	2,275	85	1,727	21,854

	$13,719	$3,502	$1,635	$223	$2,275	$85	$1,727	$23,166

December 31, 2011
Loans allocated by:
Individually evaluated for impairment	$84,480	$21,246	$2,111	$0	$1,918	$0	$0	$109,755
Collectively evaluated for impairment	430,557	63,416	68,973	59,789	220,873	12,077	0	855,685

	$515,037	$84,662	$71,084	$59,789	$222,791	$12,077	$0	$965,440

Allowance for loan losses allocated by:
Individually evaluated for impairment	$24,230	$5,295	$212	$0	$51	$0	$0	$29,788
Collectively evaluated for impairment	5,329	4,413	873	789	882	75	1,566	13,927

	$29,559	$9,708	$1,085	$789	$933	$75	$1,566	$43,715

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at December 31 in the respective years. In addition to the reserve allocations on impaired loans noted above, approximately 27 loans, with outstanding general ledger principal balances of $7,129,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $9,530,000. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology previously discussed. As previously noted, in 2012 and 2011 management re-evaluated and made certain enhancements to its methodology used to establish a reserve to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan segments. Management believes these enhancements to the allowance for loan losses methodology improves the accuracy of quantifying losses presently inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.

A large component of the reserve for the last two years has been allocated to the non-owner occupied residential portfolio, which is consistent with this portfolio having the largest amount of impaired loans at both December 31, 2012 and 2011. The reserve allocated to non-owner occupied residential loans has declined from $15,695,000 at December 31, 2011 to $3,249,000 at December 31, 2012, consistent with the lower level of impaired loans, which declined from $51,023,000 to $5,368,000 during this period.

Similarly, the non-owner occupied commercial real estate’s reserve allocation continues to represent a sizable portion of the total allowance for loan losses at December 31, 2012 and totaled $5,022,000, or 21.7% of the total balance. The reserve allocation declined $3,557,000 from December 31, 2011’s balance of $8,579,000, consistent with the decrease in impaired loans from $20,184,000 to $3,462,000 at December 31, 2011 and 2012, respectively.

The reserve allocation on the residential loan portfolio, in total, has increased from $933,000 at December 31, 2011 to $2,275,000 at December 31, 2012. This increase is consistent with generally higher balances of impaired loans in the first lien and line of credit categories. In addition, some softening in the residential real estate market has led to increased qualitative reserves established on this portfolio.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has increased in 2012 from $1,566,000 at December 31, 2011 to $1,727,000 at December 31, 2012 and represents 7.5% of the entire allowance for loan losses balance at December 31, 2012, compared to 3.6% at December 31, 2011.

While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates. Future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance or management’s assumptions as to future delinquencies or loss rates.

Deposit Products

On an average daily basis, total deposits were $1,158,417,000 in 2012, a decrease of 7.0%, or $86,671,000, from 2011. In 2011, the average daily balance increased 16.0% compared to 2010. Despite a decline in total deposits, the Company experienced growth in each of its core funding sources, including non-interest bearing deposits, interest bearing deposits and saving deposits. Given current economic times and market conditions, it has been noted that consumers are saving more and with the low interest rate environment, they are less willing to invest their funds in certificates of deposits. In addition, the Company experienced growth in its interest-bearing demand deposits, as state and municipal subdivisions that had previously elected to be in the Company’s repurchase agreement product, migrated to an interest-bearing demand deposit, secured by investment securities.

Average time deposits were $455,507,000 in 2012, a decrease of 20.7%, or $118,572,000, compared to the average balance in 2011. This is in contrast to the increase of $64,653,000 in average time deposits in 2011 compared to 2010. The fluctuation in time deposit balances reflects different growth strategies in each of the past two years. In the first half of 2011, the Company was growing its loan and asset balances, and was able to grow its time deposits, which funded asset growth. In the latter half of 2011 and in 2012, the Company’s growth strategy changed as it experienced significant credit losses. As the Company began to re-engineer its loan origination and credit administration processes and procedures to better manage credit risk, loan growth slowed significantly which allowed the Company to enhance its procedures and maintain its capital ratios. This change in strategy in the latter half of 2011 that continued throughout 2012 reduced the need for time deposits. In addition, the Company has slowed its brokered deposit offerings as well. The average balance of brokered time deposits decreased from $116,537,000 for the year ended 2011 to $88,317,000 in 2012, which is included in time deposits above.

Management continually evaluates its utilization of brokered deposits, and considers the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. As the Company feels it has worked through a majority of its credit quality issues, it expects to begin to grow its loan portfolio in 2013.

The average amounts of deposits are summarized below for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Demand deposits	$116,930	$113,157	$99,636
Interest bearing demand deposits	511,800	486,793	400,474
Savings deposits	74,180	71,059	63,763
Time deposits	455,507	574,079	509,426

Total deposits	$1,158,417	$1,245,088	$1,073,299

The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2012.

(Dollars in thousands)	Total
Three months or less	$62,045
Over three months through six months	25,287
Over six months through one year	42,028
Over one year	54,183

Total	$183,543

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

Information concerning securities sold under agreements to repurchase as of and for the years ended December 31 is as follows:

(Dollars in thousands)	2012	2011	2010
Balance at year end	$9,650	$15,013	$87,850
Average balance during the year	19,072	60,737	74,824
Average interest rate during the year	0.38%	0.52%	0.59%
Maximum month-end balance during the year	33,752	98,906	124,869
Securities underlying the agreements at year-end:
Carrying value	72,081	76,006	150,966
Estimated fair value	72,717	77,485	151,767

Additional short-term borrowing sources include borrowings from the Federal Home Loan Bank of Pittsburgh, federal funds purchased, and to a lesser extent, the Federal Reserve discount window and the Federal Reserve’s Term Auction Facility (“TAF”), which the Company participated in during early 2010.

Information concerning the use of these other short term borrowings as of and for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2012	2011	2010
Balance at year end	$0	$20,000	$0
Average balance during the year	11,509	2,534	17,048
Average interest rate during the year	0.40%	0.24%	0.43%
Maximum month-end balance during the year	20,000	20,000	65,300

Long-Term Debt

The Company also utilizes long term debt, consisting principally of Federal Home Loan Bank fixed and amortizing advances to fund its loan and security portfolios. As of December 31, 2012, long-term debt totaled $37,470,000 which was $16,328,000 less than 2011’s year-end balance of $53,798,000. The net decrease in long term debt was the result of pay downs during the year with no additional advances. During the year, the Company’s reliance on long-term debt diminished as the decline in long-term commercial loans reduced the Company’s need for longer-term funding. The Company will continue to evaluate its funding needs and interest rate movements in its evaluation as to the timing and extent of when it enters into long-term borrowings.

Capital Adequacy and Regulatory Matters

Capital Resources. The management of capital in a regulated financial services industry must properly balance return on equity to its stockholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have historically been developed to provide attractive rates of returns to its shareholders, while maintaining a “well capitalized” position of regulatory strength.

Total shareholders’ equity decreased $40,503,000 from $128,197,000 at December 31, 2011 to $87,694,000 at December 31, 2012. The primary reason for the decline in shareholders’ equity was the $38,454,000 loss for the year ended December 31, 2012 combined with unrealized losses on securities available for sale, net of tax of $2,261,000.

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

Capital Adequacy. In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that is dependent on future taxable income greater than one year from the reporting date. As of December 31, 2011 $1,441,000 of the Company’s deferred tax asset had been disallowed for Tier 1 or Total risk based capital. As of December 31, 2012, the Company provided a full valuation allowance on its deferred tax asset, which reduced the deferred tax asset, excluding other comprehensive income items, to zero. The valuation allowance of $20,235,000 negatively impacted Tier 1 and total risk based capital through the charge to earnings. The 2012 net loss of $38,454,000 was the primary reason capital ratios declined from December 31, 2011.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceeds 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of December 31, 2012 and 2011, $13,820,000 and $31,174,000 of the allowance for credit losses was excluded from Tier 2 capital. The lower disallowed amount in 2012 was the result of the elevated charge-offs during the year which essentially eliminated specific reserves on impaired loans and decreased the allowance for loan losses.

Regulatory Capital. As of December 31, 2012, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of December 31, 2012 and 2011 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$94,928	12.2%	$62,438	8.0%	n/a	n/a
Orrstown Bank	92,466	11.9%	62,418	8.0%	$78,023	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	84,999	10.9%	31,219	4.0%	n/a	n/a
Orrstown Bank	82,540	10.6%	31,209	4.0%	46,814	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	84,999	6.8%	49,840	4.0%	n/a	n/a
Orrstown Bank	82,540	6.6%	49,873	4.0%	62,341	5.0%
December 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,621	13.0%	$83,090	8.0%	n/a	n/a
Orrstown Bank	127, 529	12.3%	82,899	8.0%	$103,624	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,249	11.7%	41,545	4.0%	n/a	n/a
Orrstown Bank	114,187	11.0%	41,450	4.0%	62,175	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,249	8.2%	58,851	4.0%	n/a	n/a
Orrstown Bank	114,187	7.8%	58,682	4.0%	73,352	5.0%

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

Additional relevant financial information pertaining to shareholders’ equity for the years ended December 31 is as follows:

(Dollars in thousands)	2012	2011	2010
Average shareholders’ equity	$109,184	$157,200	$147,731
Net income (loss)	(38,454)	(31,964)	16,581
Cash dividends paid	0	5,521	6,758
Equity to asset ratio	7.11%	8.87%	10.76%
Dividend payout ratio	0.00%	(17.34)%	40.83%
Return on average equity	(35.22)%	(20.33)%	11.22%

Liquidity and Rate Sensitivity

Liquidity. The primary function of asset/liability management is to assure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

At December 31, 2012, we had $151,498,000 in loan commitments outstanding, which included $2,023,000 in undisbursed loans, $77,674,000 in unused home equity lines of credit and $60,250,000 in commercial lines of credit, and $11,551,000 in standby letters of credit. Certificates of deposit due within one year of December 31, 2012 totaled $232,032,000, or 58% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $150,688,000, which increased from $109,669,000 at December 31, 2011. The higher levels of cash and cash equivalents is due to the proceeds received from the loan sale at the end of the year, combined with investing these funds in the Federal Reserve’s interest bearing deposit account, to help strengthen risk based capital and liquidity ratios. Securities classified as available-for-sale, net of pledging requirements, which provide additional sources of liquidity, totaled $301,970,000 at December 31, 2012. In addition, at December 31, 2012, we had the ability to borrow a total of approximately $149,039,000 from the Federal Home Loan Bank of Pittsburgh (FHLB), of which we had $37,470,000 in advances and $9,485,000 in letters of credit outstanding at December 31, 2012. On that date, we had no overnight advances outstanding. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, generally consisting of mortgage loans. In the second quarter of 2012, the FHLB notified the Bank that all borrowings from the FHLB must be secured with acceptable collateral, consisting principally of eligible loans and securities. The FHLB takes delivery of the collateral.

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

Interest Rate Sensitivity. Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Management, through its ALCO process, attempts to manage the level of repricing and maturity mismatch so that fluctuations in net interest income is maintained within policy limits in current and expected market conditions.

The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates within the guidelines of sound marketing and competitive practices. Rate spreads will be sacrificed at times in order to enable the overall rate sensitivity position to stay within the guidelines called for by asset/liability management policy. Rate sensitivity is measured by monthly gap analyses, quarterly rate shocks, and periodic simulation. Investment and pricing decisions are made using both liquidity and sensitivity analyses as tools.

Contractual Obligations

The Company enters into contractual obligations in its normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date as of December 31, 2012. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements, under Item 8.

		Payments Due
(Dollars in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Time deposits	11	$232,032	$145,500	$17,233	$8,666	$403,431
Short-term borrowings	12	9,650	0	0	0	9,650
Long-term debt	13	21,394	11,582	680	3,814	37,470
Operating lease obligations	6	220	240	197	244	901

Total		$263,296	$157,322	$18,110	$12,724	$451,452

The following discussion of off-balance sheet commitments to extend credit is included in Note 17 to the Consolidated Financial Statements, under Item 8. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment does not necessarily represent future cash requirements, and are therefore excluded from the contractual obligations table discussed above.

Off-balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and to a lesser extent, letters of credit.

A schedule of significant commitments at December 31, 2012 is as follows:

(Dollars in thousands)	Contract or Notional Amount
Commitments to fund:
Revolving, open ended home equity loans	$77,674
1-4 family residential construction loans	1,002
Commercial real estate, construction and land development loans	1,021
Commercial, industrial and other loans	60,250
Standby letters of credit	11,551

New Financial Accounting Standards

Note 1 to the consolidated financial statements under Item 8 discusses the expected impact on the Company’s financial condition or results of operations for recently issued or proposed accounting standards that have not been adopted as of December 31, 2012. To the extent we anticipate significant impact to the Company’s financial condition or results of operations appropriate discussion is included in the disclosure.

Caution About Forward Looking Statements

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

In addition to factors mentioned elsewhere in this Annual Report on Form 10-K or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.orrstown.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•

We are subject to restrictions and conditions of formal agreements issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with these formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties.

•	We discontinued our quarterly cash dividend and suspended our stock repurchase program based on regulatory requirements.

•	We are a holding company dependent for liquidity on payments from the Bank, our sole subsidiary, which are subject to restrictions.

•	We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect us.

•	Difficult economic and market conditions have adversely affected our industry and may continue to materially and adversely affect us.

•	Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our financial condition, results of operations, liquidity and stock price.

•	The repeal of federal prohibitions on the payment of interest on demand deposits could increase our interest expense and reduce our net interest margin.

•	Changes in interest rates could adversely impact our financial condition and results of operations.

•	Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

•

Because our business is concentrated in South Central Pennsylvania and Washington County, Maryland, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.

•	Our commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.

•	Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio.

•

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

•	Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and liquidity.

•	If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

•	The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

•	We may be adversely affected by technological advances.

•	The soundness of other financial institutions could adversely affect us.

•	We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary.

•

An interruption or breach in security with respect to our information system, or our outsourced service providers, could adversely impact our reputation and have an adverse impact on our financial condition or results of operations.

•	Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.

•	We may not be able to attract and retain skilled people.

•	The market price of our common stock has been subject to extreme volatility.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates within the guidelines of sound marketing and competitive practices. Interest-earning assets are substantially made up of loans and securities. Loans are priced by management with current market rates as guidelines while achieving a positive interest rate spread and limiting credit risk. A significant part of the loan portfolio is made up of variable rate loans and loans that will become variable after a fixed term and will reprice as market rates move. Securities are purchased using liquidity and projected cash flows as guidelines. The deposit base is a mix of transaction accounts and time deposits. Many of the interest bearing transaction accounts have discretionary pricing and in market conditions where normal levels of interest rates prevail, the Company has historically had greater flexibility for deposit side price adjustments. In the current period of extraordinarily low interest rates, the Company’s flexibility in pricing interest bearing transaction accounts has been greatly diminished. Time deposits have set maturities as do short term and long term borrowings. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation.

The schedule that follows reflects the degree to which the Company can adjust its various portfolios to meet interest rate changes. Additionally, the Bank is a Federal Home Loan Bank (“FHLB”) member, and standard credit arrangements available to FHLB members provide increased liquidity. The following outlines the Company’s rate sensitivity at December 31, 2012, and cumulative gap positions and ratios.

	Interest Sensitivity Period
(Dollars in thousands)	Within 3 Months	After 3 Within 6 Months	After 6 Within 12 Months	After 1 Year	Total
Rate Sensitive Assets (RSA)
Loans	$284,058	$22,467	$41,621	$363,455	$711,601
Investment securities	13,741	16,874	28,381	242,924	301,920
Other earning assets	138,754	500	1,750	2,605	143,609

Total RSA	436,553	39,841	71,752	608,984	1,157,130

Rate Sensitive Liabilities (RSL)
Interest bearing deposits	418,720	41,634	89,487	414,108	963,949
Short term borrowings	9,650	0	0	0	9,650
Long-term debt	342	10,346	10,705	16,077	37,470

Total RSL	428,712	51,980	100,192	430,185	1,011,069

Rate Sensitive GAP
Period	7,841	(12,139)	(28,440)	178,799	146,061
Cumulative	7,841	(4,298)	(32,738)	146,061
GAP as a Percent of Total Assets
Period	0.64%	(0.98)%	(2.31)%	14.51%
Cumulative	0.64%	(0.35)%	(2.66)%	11.85%
RSA/RSL cumulative	1.02	0.99	0.94	1.14

The following gap summary demonstrates the shift in risk sensitive assets to risk sensitive liabilities (RSA/RSL) cumulative position since December 31, 2011:

	Within 3 Months	Within 6 Months	Within 12 Months	Within 36 Months
December 31, 2011	1.58	1.31	1.21	1.39
March 31, 2012	1.05	0.99	1.05	1.12
June 30, 2012	1.09	1.07	1.04	1.18
September 30, 2012	1.08	1.03	0.96	1.14
December 31, 2012	1.02	0.99	0.94	1.09

At December 31, 2012, the twelve month cumulative gap was a negative $32,738 and the RSA/ RSL cumulative ratio was 0.94 which has decreased from a positive position of 1.21 at December 31, 2011. The primary reason for the decrease in the RSA / RSL ratio for each cumulative period presented is due to management’s evaluation of its interest bearing deposit accounts, and their perceived rate sensitivity in this low interest rate environment. Beginning with the March 31, 2012 period, it was determined that three quarters of interest bearing deposits would be classified to reprice in the 0-3 month time horizon, versus one quarter as was done at December 31, 2011. The principle reason for this change in methodology is due to the large amount of municipal checking accounts as we have experienced increased bid situations due to the low interest rate environment.

The Company has maintained its liquidity in interest bearing deposits in banks, included in the other category. Given the low interest rate environment, management feels that rates are more likely to rise than fall, and is the reason the Company has allowed its liquidity to build up during 2012. Many of the interest bearing deposits that are variable rate are subject to discretionary pricing so management retains flexibility with those funds which will enhance earnings in a rising rate environment. The majority of the loan portfolio is tied to prime, but the use of three to seven year rate locks as well as placing rate floors on any new loans helps to maintain the yield in a falling rate environment.

Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management closely monitors the fiscal and monetary policies of our government and acts in anticipation of changes in order to maintain a healthy earning asset / interest bearing liability balance.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended December 31, are as follows:

	2012 Quarter Ended				2011 Quarter Ended
	December	September	June	March	December	September	June	March
(Dollars in thousands, except per share data)
Interest income	$9,987	$10,731	$11,629	$13,089	$14,008	$15,491	$15,537	$15,325
Interest expense	(1,516)	(1,702)	(2,083)	(2,247)	(2,424)	(2,666)	(2,727)	(2,937)

Net interest income	8,471	9,029	9,546	10,842	11,584	12,825	12,810	12,388
Provision for loan losses	(1,000)	(5,100)	(23,000)	(19,200)	(26,250)	(7,900)	(21,230)	(3,195)

Net interest income after provision for loan losses	7,471	3,929	(13,454)	(8,358)	(14,666)	4,925	(8,420)	9,193
Securities gains (losses)	0	(2)	2,595	2,231	3,025	2,351	469	379
Noninterest income	5,164	4,882	4,432	3,960	4,354	6,600	4,740	4,702
Noninterest expenses	(10,600)	(11,133)	(10,733)	(10,883)	(30,486)	(10,827)	(9,722)	(9,444)

Income (loss) before income taxes	2,035	(2,324)	(17,160)	(13,050)	(37,773)	3,049	(12,933)	4,830
Applicable (income taxes) benefit	(1,005)	(19,028)	7,246	4,832	8,292	1,265	2,310	(1,004)

Net income (loss)	$1,030	$(21,352)	$(9,914)	$(8,218)	$(29,481)	$4,314	$(10,623)	$3,826

Per Common Share Data
Net income (loss)	$0.13	$(2.65)	$(1.23)	$(1.02)	(3.66)	$0.54	$(1.33)	$0.48
Diluted net income (loss)	0.13	(2.65)	(1.23)	(1.02)	(3.66)	0.54	(1.33)	0.48
Dividends	0.00	0.00	0.00	0.00	0.00	0.23	0.23	0.23

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2012, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

The independent registered public accounting firm, Smith Elliott Kearns & Company, LLC, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2012. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/s/ Thomas R. Quinn, Jr.	/s/ David P. Boyle
Thomas R. Quinn, Jr.	David P. Boyle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 5, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Orrstown Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiary (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We have also audited Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2012 and

2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania

March 5, 2013

Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	December 31,
(Dollars in thousands, except per share data)	2012	2011
Assets
Cash and due from banks	$16,933	$19,630
Interest bearing deposits with banks	133,755	90,039

Cash and cash equivalents	150,688	109,669

Restricted investments in bank stock	9,804	11,758
Securities available for sale	301,970	310,365

Loans held for sale	7,862	2,553
Loans	703,739	965,440
Less: Allowance for loan losses	(23,166)	(43,715)

Net loans	688,435	924,278

Premises and equipment, net	26,782	27,183
Cash surrender value of life insurance	25,030	24,147
Intangible assets	832	1,041
Accrued interest receivable	3,188	4,548
Other assets	25,939	31,108

Total assets	$1,232,668	$1,444,097

Liabilities
Deposits:
Non-interest bearing	$121,090	$111,930
Interest bearing	963,949	1,104,972

Total deposits	1,085,039	1,216,902

Short-term borrowings	9,650	35,013
Long-term debt	37,470	53,798
Accrued interest and other liabilities	12,815	10,187

Total liabilities	1,144,974	1,315,900

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value – $0.05205 stated value per share 50,000,000 shares authorized; 8,080,411 and 8,055,787 shares issued; 8,079,599 and 8,054,975 shares outstanding	421	419
Additional paid – in capital	122,724	122,514
Retained earnings (accumulated deficit)	(37,259)	1,195
Accumulated other comprehensive income	1,828	4,089
Treasury stock – common, 812 shares, at cost	(20)	(20)

Total shareholders’ equity	87,694	128,197

Total liabilities and shareholders’ equity	$1,232,668	$1,444,097

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
Interest and dividend income
Interest and fees on loans	$39,647	$48,917	$48,494
Interest and dividends on investment securities
Taxable	3,798	8,334	7,744
Tax-exempt	1,704	2,972	2,069
Short term investments	287	138	116

Total interest and dividend income	45,436	60,361	58,423

Interest expense
Interest on deposits	6,712	9,368	10,682
Interest on short-term borrowings	120	314	487
Interest on long-term debt	716	1,072	1,519

Total interest expense	7,548	10,754	12,688

Net interest income	37,888	49,607	45,735
Provision for loan losses	48,300	58,575	8,925

Net interest income after provision for loan losses	(10,412)	(8,968)	36,810

Noninterest income
Service charges on deposit accounts	6,227	6,411	6,388
Other service charges, commissions and fees	1,275	1,313	2,272
Trust department income	4,575	4,216	3,606
Brokerage income	1,478	1,573	1,450
Mortgage banking activities	3,393	3,007	2,290
Earnings on life insurance	1,018	1,110	1,192
Merchant processing revenues	149	1,850	1,118
Other income	323	916	1,024
Investment securities gains	4,824	6,224	3,636

Total noninterest income	23,262	26,620	22,976

Noninterest expense
Salaries and employee benefits	19,864	17,506	19,120
Occupancy expense	1,975	1,987	2,002
Furniture and equipment	2,913	2,705	2,742
Data processing	574	1,161	1,278
Telephone	636	662	730
Advertising and bank promotions	1,411	1,246	1,209
FDIC insurance	2,727	2,417	1,798
Professional services	3,076	3,531	856
Collection and problem loan expenses	2,297	1,167	450
Real estate owned expenses	834	681	232
Taxes other than income	888	841	764
Goodwill impairment and intangible asset amortization	209	19,657	240
Other operating expenses	5,945	6,918	5,314

Total noninterest expenses	43,349	60,479	36,735

Income (loss) before income tax expense (benefit)	(30,499)	(42,827)	23,051
Income tax expense (benefit)	7,955	(10,863)	6,470

Net income (loss)	$(38,454)	$(31,964)	$16,581

Per share information:
Basic earnings (loss) per share	$(4.77)	$(3.98)	$2.18
Diluted earnings (loss) per share	(4.77)	(3.98)	2.17
Dividends per share	0.00	0.69	0.89

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Net income (loss)	$(38,454)	$(31,964)	$16,581
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities available for sale arising during the period	1,344	13,568	3,352
Reclassification adjustment for gains realized in net income (loss)	(4,824)	(6,224)	(3,636)

Net unrealized gains (losses)	(3,480)	7,344	(284)
Tax effect	1,219	(2,570)	98

	(2,261)	4,774	(186)

Unrealized holding gains (losses) in fair value of derivatives used for cash flow hedges	0	(127)	1,699
Reclassification adjustment for (gains) realized in net income	0	(791)	(778)

Net unrealized gains (losses)	0	(918)	921
Tax effect	0	321	(322)

	0	(597)	599

Total other comprehensive income (loss), net of tax and reclassification adjustments	(2,261)	4,177	413

Total comprehensive income (loss)	$(40,715)	$(27,787)	$16,994

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	$337	$82,895	$28,857	$(501)	$(702)	$110,886
Net income	0	0	16,581	0	0	16,581
Total other comprehensive income, net of taxes	0	0	0	413	0	413
Cash dividends ($0.89 per share)	0	0	(6,758)	0	0	(6,758)
Stock-based compensation plans:
Compensation expense	0	388	0	0	0	388
Issuance of stock (7,900 shares)	0	150	0	0	0	150
Issuance of stock through dividend reinvestment plan (28,077 shares)	2	666	0	0	0	668
Purchase of treasury stock (10,184 shares)	0	0	0	0	(221)	(221)
Issuance of treasury stock (35,198 shares)	0	(99)	0	0	891	792
Issuance of common stock (1,481,481 shares)	77	37,508	0	0	0	37,585

Balance, December 31, 2010	416	121,508	38,680	(88)	(32)	160,484
Net income (loss)	0	0	(31,964)	0	0	(31,964)
Total other comprehensive income, net of taxes	0	0	0	4,177	0	4,177
Cash dividends ($0.69 per share)	0	0	(5,521)	0	0	(5,521)
Stock-based compensation plans:
Issuance of stock (44,252 shares)	1	671	0	0	0	672
Issuance of stock through dividend reinvestment plan (24,569 shares)	2	354	0	0	0	356
Purchase of treasury stock (2,232 shares)	0	0	0	0	(54)	(54)
Issuance of treasury stock (2,719 shares)	0	(19)	0	0	66	47

Balance, December 31, 2011	419	122,514	1,195	4,089	(20)	128,197
Net income (loss)	0	0	(38,454)	0	0	(38,454)
Total other comprehensive income (loss), net of taxes	0	0	0	(2,261)	0	(2,261)
Stock-based compensation plans:
Compensation expense	0	23	0	0	0	23
Issuance of stock (23,062 shares)	2	175	0	0	0	177
Issuance of stock through dividend reinvestment plan (1,562 shares)	0	12	0	0	0	12

Balance, December 31, 2012	$421	$122,724	$(37,259)	$1,828	$(20)	$87,694

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(38,454)	$(31,964)	$16,581
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	6,948	5,414	4,151
Depreciation and amortization	2,613	2,778	2,924
Impairment of goodwill	0	19,447	0
Provision for loan losses	48,300	58,575	8,925
Stock based compensation	23	41	388
Net change in loans held for sale	(5,309)	140	(2,099)
Net (gain) loss on disposal of other real estate owned	(28)	1	74
Writedown of other real estate owned	535	517	123
Net (gain) loss on disposal of bank premises and equipment	0	2	(75)
Deferred income taxes, including valuation allowance	20,384	(15,136)	(2,471)
Investment securities gains	(4,824)	(6,224)	(3,636)
Gains on sale of rate swap	0	(791)	(778)
Earnings on cash surrender value of life insurance	(1,018)	(1,110)	(1,192)
(Increase) decrease in accrued interest receivable	1,360	1,167	(1,110)
Increase (decrease) in accrued interest payable	(483)	(146)	13
Other, net	(11,389)	2,144	2,990

Net cash provided by operating activities	18,658	34,855	24,808

Cash flows from investing activities
Net decrease in other short term investments	0	2,728	3,660
Sales of available for sale securities	94,099	158,564	210,687
Maturities, repayments and calls of available for sale securities	85,481	65,407	68,412
Purchases of available for sale securities	(176,788)	(94,410)	(515,381)
Net change in restricted investments in bank stocks	1,954	(2,960)	(742)
Net (increase) decrease in loans	137,097	(34,461)	(90,538)
Net proceeds from sales of portfolio loans	51,753	0	0
Investment in limited partnerships	0	(254)	(1,953)
Purchases of bank premises and equipment	(1,603)	(1,446)	(610)
Proceeds from disposal of other real estate owned	3,733	1,378	2,608
Proceeds from disposal of bank premises and equipment	0	0	373
Proceeds from sale of rate swap	0	911	868
Purchases of bank owned life insurance	0	(500)	(1,730)
Redemption of cash surrender value upon death	0	0	1,476

Net cash provided by (used in) investing activities	195,726	94,957	(322,870)

Cash flows from financing activities
Net increase (decrease) in deposits	(131,863)	28,490	273,174
Net decrease in short term purchased funds	(25,363)	(52,837)	(10,064)
Proceeds from long-term debt	0	30,000	29,800
Payments on long-term debt	(16,328)	(41,380)	(29,480)
Dividends paid	0	(5,521)	(6,758)
Proceeds from issuance of common stock	189	987	38,403
Purchase of treasury stock	0	(54)	(221)
Net proceeds from issuance of treasury stock	0	47	792

Net cash provided by (used in) financing activities	(173,365)	(40,268)	295,646

Net increase (decrease) in cash and cash equivalents	41,019	89,544	(2,416)
Cash and cash equivalents at beginning of period	109,669	20,125	22,541

Cash and cash equivalents at end of period	$150,688	$109,669	$20,125

Consolidated Statements of Cash Flows (Continued)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,031	$10,900	$12,675
Income taxes	1,267	3,700	9,400

Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	3,951	2,365	2,683
Land for operating purposes transferred to other real estate	0	619	0

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Orrstown Financial Services, Inc. (the “Company”) is a bank holding company (that has elected status as a financial holding company with the Board of Governors of the Federal Reserve System) whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the “Bank”). The Company operates through its office in Shippensburg, Pennsylvania. The Bank provides services through its network of 21 offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Company and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Basis of Presentation – The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Subsequent Events – GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after December 31, 2012, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

Concentration of Credit Risk – The Company grants commercial, residential and consumer loans to customers in its market area. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for construction contractors, residential and non-residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.

The types of securities the Company invests in are included in Note 3, “Securities Available for Sale” and the type of lending the Company engages in are included in Note 4, “Loans Receivable and Allowance for Loan Losses.”

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, federal funds sold and interest bearing deposits due on demand, all of which have original maturities of 90 days or less.

Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2012 and 2011, and consists of common stock of the Federal Reserve Bank of Philadelphia, Atlantic Central Bankers Bank and the Federal Home Loan Bank (“FHLB”) of Pittsburgh stocks.

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

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of December 31, 2012. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of December 31, 2012 is no assurance that impairment may not occur in the future.

Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of December 31, 2012 and 2011 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximates the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company follows the accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 820-10). This guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery; the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company had no debt securities it deemed to be other than temporarily impaired for the years ended December 31, 2012, 2011 or 2010.

The Company’s securities are exposed to various risks, such as interest rate, market risk, and credit risks. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment assets reported in the consolidated financial statements.

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

Loans – The Company grants commercial, mortgage, and consumer loans to its customers located principally in south-central Pennsylvania and northern Maryland. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

See Note 4, “Loans Receivable and Allowance for Loan Losses,” for additional details.

Loans Serviced – The Bank administers secondary market mortgage programs available through the Federal Home Loan Bank of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At December 31, 2012, 2011 and 2010 the balance of loans serviced for others was $329,360,000, $299,998,000 and $240,696,000.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment – Buildings, improvements, equipment, furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been provided generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements – 10 to 40 years; equipment, furniture and fixtures – 3 to 15 years; and computer software – 3-5 years. Repairs and maintenance are charged to operations as incurred, while major additions and improvements are capitalized. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal.

Goodwill and Other Intangible Assets – Goodwill represented the cost of acquired companies in excess of the fair value of their net assets at the date of acquisition. Goodwill was not amortized but was subject to impairment testing at least annually, which the Company performed as of October 31 of each year, or at an interim basis if events or circumstances indicate the potential for the impairment of goodwill.

In 2011, goodwill was tested using a two-step process. First, an estimate of the fair value of the Company, its only reporting unit, was determined, based upon observable market transactions of similar companies and future discounted cash flows. As the estimated fair value of the reporting unit was less than its carrying amount, an indicator of goodwill impairment existed and the second step was performed to determine if the goodwill, or a portion of the goodwill, was impaired. In the second step, the Company determined the implied value of goodwill by simulating purchase accounting in a business combination. This step resulted in deducting the estimated fair value of the net assets of the Company from the estimated fair value of the Company as determined in step 1, to determine the implied fair value of goodwill. If the implied value of goodwill would have exceeded the carrying value of goodwill of the Company, it would have concluded that goodwill was not impaired. However, as the implied value of goodwill was less than the carrying value of goodwill, an impairment charge was recognized to the extent the carrying value of goodwill exceeded its implied value. The charge of $19,447,000 was recorded as noninterest expense in the statement of operations, with a corresponding reduction to the carrying value of goodwill in the balance sheet.

In performing its goodwill impairment evaluation, the Company made significant judgments, particularly with respect to estimating the fair value of the Company, and in the second step, if required, estimating the fair value of the net assets. Third-party specialists assisted with the valuation techniques, utilizing historical financial data, cash flows, and trends in market and industry conditions, including transaction multiples, required rates of returns, control premiums, transaction costs and capitalization.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company’s intangible assets have finite lives and are amortized, on a straight line basis, over their estimated lives, generally 10 years for deposit premiums and 15 years for customer lists.

Mortgage Servicing Rights – The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loan. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values; a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statement of income. If the Company determines, based on subsequent valuations, that impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings.

Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $1,876,000 and $2,165,000 as of December 31, 2012 and 2011 and is included in other assets.

Investments in Real Estate Partnerships – The Company currently has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2021. The Company accounts for its investments in affordable housing projects under the equity method of accounting, and recognizes tax credits when they become available. The recorded investment in these real estate partnerships totaled $4,141,000 and $4,490,000 as of December 31, 2012 and 2011 and are included in other assets in the balance sheet. Losses of $349,000, $429,000 and $481,000 were recorded for the years ended December 31, 2012, 2011 and 2010 and are included in other operating expenses. During 2012, 2011 and 2010, the Company recognized federal tax credits from the projects totaling $475,000, $490,000 and $394,000.

Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $636,000, $374,000 and $456,000, for the years ended December 31, 2012, 2011 and 2010.

Stock Compensation Plans – The Company has a stock compensation plan that covers employees and non-employee directors. Stock compensation accounting guidance (FASB ASC 718, Compensation – Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock award, including a Black-Scholes model for stock options. Compensation cost for all stock awards are calculated and recognized over the employees’ service period, generally defined as the vesting period.

Income Taxes – The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

Treasury Stock – Common stock shares repurchased are recorded as treasury stock at cost.

Earnings Per Share – Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Treasury shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale for all years presented and unrealized gains and losses on cash flow hedges during 2011 and 2010.

The component of accumulated other comprehensive income, net of taxes, at December 31, 2012 and 2011 consisted of unrealized gains on securities available for sale and totaled $1,828,000 and $4,089,000.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Reporting – The Company only operates in one significant segment – Community Banking. The Company’s non-banking activities are insignificant to the consolidated financial statements.

Reclassifications – Certain amounts in the 2010 and 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

Recent Accounting Pronouncements – In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for the purpose of recording an impairment charge and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. As allowed by the guidance, the Company adopted the provisions of ASU 2011-02 in the quarter ending June 30, 2011. See further discussion in Note 4 – Loans Receivable and Allowance for Loan Losses.

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

NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company maintains deposit balances at two correspondent banks which provide check collection and item processing services for the Company. The average balances that are to be maintained either on hand or with the correspondent banks amounted to $834,000 and $1,170,000 at December 31, 2012 and 2011.

The balances with these correspondent banks, at times, exceed federally insured limits; however management considers this to be a normal business risk.

NOTE 3. SECURITIES AVAILABLE FOR SALE

At December 31, 2012 and 2011 the investment securities portfolio was comprised of securities classified as available for sale, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at December 31 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
U.S. Treasury	$25,996	$14	$0	$26,010
U.S. Government Sponsored Enterprises (GSE)	44,331	431	0	44,762
States and political subdivisions	37,324	1,588	3	38,909
GSE residential mortgage-backed securities	191,457	1,157	394	192,220

Total debt securities	299,108	3,190	397	301,901
Equity securities	50	19	0	69

Totals	$299,158	$3,209	$397	$301,970

December 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$41,563	$2,081	$22	$43,622
States and political subdivisions	75,232	2,852	33	78,051
GSE residential mortgage-backed securities	186,018	1,783	217	187,584

Total debt securities	302,813	6,716	272	309,257
Equity securities	1,260	41	193	1,108

Totals	$304,073	$6,757	$465	$310,365

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
States and political subdivisions	$885	$3	$0	$0	$885	$3
GSE residential mortgage-backed securities	85,348	373	2,657	21	88,005	394

Total temporarily impaired securities	$86,233	$376	$2,657	$21	$88,890	$397

December 31, 2011
U.S. Government Sponsored Enterprises (GSE)	$8,685	$22	$0	$0	$8,685	$22
States and political subdivisions	0	0	1,467	33	1,467	33
GSE residential mortgage-backed securities	45,019	217	0	0	45,019	217

Total debt securities	53,704	239	1,467	33	55,171	272
Equity securities	751	193	0	0	751	193

Total temporarily impaired securities	$54,455	$432	$1,467	$33	$55,922	$465

The Company has 27 securities and 35 securities at December 31, 2012 and 2011 in which the amortized cost exceeds their values, as discussed below.

U.S. Treasury and U.S. Government Sponsored Enterprises (GSE). 26 GSE securities have amortized costs which exceed their fair values, all but one of which were in the less than 12 months category at December 31, 2012. At December 31, 2011, the Company had 15 GSE securities with unrealized losses, all of which were in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012 or 2011.

State and Political Subdivisions. One state and political subdivision security has an amortized cost which exceeds its fair value for less than 12 months at December 31, 2012. At December 31, 2011, 2 state and political subdivision securities had unrealized losses, both of which were greater than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012 or 2011.

Equity Securities. At December 31, 2011, 18 equity securities have unrealized losses, all of which had unrealized losses for less than 12 months. These securities are among various industries, including financial, industrial, consumer, energy, health care and a large cap fund. In considering whether the equity securities are other-than-temporarily impaired, management reviews the severity and duration of the decline in fair value, research reports, analysts’ recommendations, credit rating changes, news stories and other relevant information. Management believes the equity securities are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time.

The amortized cost and fair values of securities available for sale at December 31, 2012 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTMENT PORTFOLIO

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,374	$5,409
Due after one year through five years	55,801	56,140
Due after five years through ten years	24,150	24,872
Due after ten years	22,326	23,260
GSE residential mortgage-backed securities	191,457	192,220

Total debt securities	299,108	301,901
Equity securities	50	69

	$299,158	$301,970

Proceeds from sales of securities available for sale for the years ended December 31, 2012, 2011 and 2010 were $94,099,000, $158,564,000 and $210,687,000. Gross gains on the sales of securities were $4,986,000, $6,401,000 and $3,811,000 for the years ended December 31, 2012, 2011 and 2010. Gross losses on securities available for sale were $162,000, $177,000 and $175,000 for the years ended December 31, 2012, 2011 and 2010.

Securities with a fair value of $258,024,000 and $283,501,000 at December 31, 2012 and 2011 were pledged to secure public funds and for other purposes as required or permitted by law.

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

Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential properties present a different credit risk to the Company than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships as compared to owner occupied loans mentioned above in its loan pricing.

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

Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the credit worthiness of the borrower and to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.

Municipal loans consist of extensions of credit to municipalities and school districts within the Company’s market area. These loans generally present a lower risk than commercial and industrial loans, as they are generally secured by the municipality’s full taxing authority, or by revenue obligations, or its ability to raise assessments on its customers for a specific utility.

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

Installment and other loans’ credit risk are mitigated through conservative underwriting standards, including the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, they typically present a greater risk to the Company than 1-4 family residential loans.

As of December 31, 2012, in recognition of the changing risk within the loan portfolio, the Company enhanced the manner in which it segregated its loan portfolio including an increase in the number of loan classes, to assist in identifying risk in each of the loan classes. These loan classes are used in connection with the determination of the allowance for loan losses. In light of charge-offs in 2012 and 2011, it is believed that the identification of specific historical losses and qualitative factors in each loan class allows the Company to better reflect the estimated credit risk in these portfolios which aids in the establishment of the level of allowance for loan losses. Accordingly, as of December 31, 2012, two new additional loan classes were separately broken out, including non-owner occupied residential and municipal loan portfolios which were previously included in the commercial and industrial loan classification. The financial information for December 31, 2012 and 2011 in the table below is presented with the expanded loan classifications.

The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 was as follows:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$144,290	$199,646
Non-owner occupied	120,930	141,037
Multi-family	21,745	27,327
Non-owner occupied residential	66,381	147,027
Acquisition and development:
1-4 family residential construction	2,850	7,098
Commercial and land development	30,375	77,564
Commercial and industrial	39,340	71,084
Municipal	68,018	59,789
Residential mortgage:
First lien	108,601	104,327
Home equity – term	14,747	37,513
Home equity – Lines of credit	79,448	80,951
Installment and other loans	7,014	12,077

	$703,739	$965,440

In order to monitor ongoing risk associated with its loan portfolio and specific credits within the segments, management uses an eight point internal grading system. The first four rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including special mention, substandard, doubtful or loss. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard” loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “Doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset; its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss”, there is little prospect of collecting the loan’s principal or interest and it is generally written off.

The Bank has a loan review policy and program which is designed to mitigate risk in the lending function. The Credit Administration Committee, comprised of executive officers and loan department personnel, was charged with the oversight of overall credit quality and risk exposure of the Company’s loan portfolio. Effective December 31, 2012, the Credit Administration Committee was merged into the ERM Committee. From that date forward, the ERM Committee is responsible for oversight of the overall credit quality and risk exposure. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed no less than quarterly. In addition to the policy and procedure guidelines noted above, the Company expanded its review coverage during 2011 and 2012 in light of softness in overall economic conditions and deterioration of underlying collateral securing lending relationships. As a result, all commercial real estate, construction and development loans, and commercial loans in excess of $500,000, representing approximately 75% coverage of these portfolios, have been reviewed.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31, 2012 and 2011:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2012
Commercial real estate:
Owner-occupied	$121,333	$11,917	$8,623	$2,229	$188	$144,290
Non-owner occupied	95,876	7,351	14,241	3,462	0	120,930
Multi-family	17,205	3,936	585	19	0	21,745
Non-owner occupied residential	45,468	12,199	3,346	5,368	0	66,381
Acquisition and development:
1-4 family residential construction	1,608	333	0	198	711	2,850
Commercial and land development	14,793	8,937	2,836	3,208	601	30,375
Commercial and industrial	33,380	3,713	429	566	1,252	39,340
Municipal	68,018	0	0	0	0	68,018
Residential mortgage:
First lien	101,390	3,026	1,604	2,581	0	108,601
Home equity – term	14,403	52	235	57	0	14,747
Home equity – Lines of credit	76,418	1,073	1,365	592	0	79,448
Installment and other loans	6,998	11	3	2	0	7,014

	$596,890	$52,548	$33,267	$18,282	$2,752	$703,739

December 31, 2011
Commercial real estate:
Owner-occupied	$161,695	$19,820	$8,321	$8,828	$982	$199,646
Non-owner occupied	93,379	19,689	7,785	16,661	3,523	141,037
Multi-family	14,896	7,581	1,387	1,328	2,135	27,327
Non-owner occupied residential	68,128	15,441	12,435	48,046	2,977	147,027
Acquisition and development:
1-4 family residential construction	3,361	724	831	2,182	0	7,098
Commercial and land development	28,513	16,274	13,713	19,064	0	77,564
Commercial and industrial	62,758	4,418	1,797	2,001	110	71,084
Municipal	59,789	0	0	0	0	59,789
Residential mortgage:
First lien	102,398	0	596	1,333	0	104,327
Home equity – term	36,290	0	638	585	0	37,513
Home equity – Lines of credit	80,881	0	70	0	0	80,951
Installment and other loans	12,075	0	2	0	0	12,077

	$724,163	$83,947	$47,575	$100,028	$9,727	$965,440

Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are deemed impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values will be incorporated into the impairment analysis as of the next reporting period.

Loan charge-offs, which may include partial charge-offs, are taken on an impaired loan that is collateral dependent if the loan’s carrying balance exceeds its collateral’s appraised value; the loan has been identified as uncollectible; and it is deemed to be a confirmed loss. Typically, impaired loans with a charge-off or partial charge-off will continue to be considered impaired, unless the note is split into two, and management expects the performing note to continue to perform and is adequately secured. The second, or non-performing note, would be charged-off. As of the periods presented, the Company has no loans to borrowers that resulted from splitting impaired loans into multiple notes. Generally, an impaired loan with a partial charge-off may continue to have an impairment reserve on it after the partial charge-off, if factors warrant.

As of December 31, 2012 and December 31, 2011, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discount cash flows for those loans classified as trouble debt restructurings but are accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

According to policy, updated appraisals are required annually for classified loans in excess of $250,000. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.

Generally impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the properties’ fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

•

Original appraisal – if the original appraisal provides a strong loan-to-value (generally 70% or lower) and, after consideration of market conditions and knowledge of the property and area, it is determined by the Credit Administration staff that there has not been a significant deterioration in the collateral value, the original certified appraised value may be used. Discounts as deemed appropriate for selling costs are factored into the appraised value in arriving at fair value.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of December 31, 2012 and 2011. In the first quarter of 2012, the Company began to more aggressively charge off specific reserve allocations on impaired loans rather than to carry related allowances. At December 31, 2011, specific reserves were related to anticipated closing costs, additional market discounts on appraised values and specific reserves identified during periods subsequent to the balance sheet. Allowances established at December 31, 2012 generally pertain to those credits in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,417	$2,680
Non-owner occupied	1,257	1,257	329	2,205	5,487
Multi-family	0	0	0	19	198
Non-owner occupied residential	204	204	46	5,164	6,510
Acquisition and development:
1-4 family residential construction	711	725	9	198	202
Commercial and land development	0	0	0	3,809	8,556
Commercial and industrial	1,373	1,402	928	445	445
Residential mortgage:
First lien	0	0	0	2,581	2,784
Home equity – term	0	0	0	57	75
Home equity – Lines of credit	0	0	0	592	597
Installment and other loans	0	0	0	2	2

	$3,545	$3,588	$1,312	$17,489	$27,536

December 31, 2011
Commercial real estate:
Owner-occupied	$5,016	$5,200	$1,762	$4,794	$4,838
Non-owner occupied	16,682	20,472	6,876	3,502	4,070
Multi-family	3,129	5,117	1,213	334	334
Non-owner occupied residential	46,351	46,922	14,379	4,672	4,756
Acquisition and development:
1-4 family residential construction	2,182	3,715	926	0	0
Commercial and land development	10,657	13,899	4,369	8,407	9,712
Commercial and industrial	334	334	212	1,777	1,796
Residential mortgage:
First lien	1,122	1,122	9	211	211
Home equity – term	41	41	42	544	709

	$85,514	$96,822	$29,788	$24,241	$26,426

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the year ended December 31, 2012 and 2011:

	2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$8,374	$20	$4,530	$369
Non-owner occupied	14,372	69	6,820	702
Multi-family	3,940	0	2,080	125
Non-owner occupied residential	20,284	61	22,820	1,559
Acquisition and development:
1-4 family residential construction	1,542	26	489	102
Commercial and land development	12,652	252	7,456	617
Commercial and industrial	2,691	43	5,355	75
Residential mortgage:
First lien	2,700	61	639	19
Home equity – term	156	2	685	69
Home equity – lines of credit	467	15	0	0
Installment and other	8	0	0	0

Total	$67,186	$549	$50,874	$3,637

The average investment in impaired loans and interest recognized on a cash basis on impaired loans was $26,066,000 and $82,000 for the year ended December 31, 2010.

In the second quarter of 2011, the Company adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU No. 2011-02). As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed terms and conditions to customers on restructured loans that had been completed in the past several months. In many instances, the Company was able to increase the interest rate on the loans and obtain additional collateral support for the borrowings, in exchange for extension of the loans’ terms. However, the new interest rate charged was considered to be at a below-market rate given the risk of the transaction, which was determined to be a concession to its borrowers that were experiencing financial difficulties. Prior to their classification as troubled debt restructurings, these loans had been collectively evaluated for impairment consistent with the guidance in Subtopic 450-20. Upon identifying these receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. As a result of the adoption, 2011 earnings were negatively impacted by $2,700,000, representing the impairment valuation reserve at December 31, 2011 calculated under Section 310-10-35. Previous to the adoption of ASU No. 2011-02, a reserve was established on these loans under a general allowance methodology.

The following presents impaired loans that are troubled debt restructurings, with the recorded investment being both the pre-modification and post-modification balances, as well as the number of loans modified during the twelve month periods, as of December 31, 2012, 2011 and 2010.

	Troubled Debt Restructurings At Period End		New Troubled Debt Restructurings Year Ended December 31, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2012
Accruing:
Commercial real estate:
Non-owner occupied	2	1,981	0	0
Non-owner occupied residential	1	204	0	0
Commercial and industrial	1	122	0	0
Residential mortgage:
First lien	2	749	1	300
Home equity – lines of credit	1	36	1	36

	7	3,092	2	336

Nonaccruing:
Commercial real estate:
Owner-occupied	1	7	0	0
Non-owner occupied residential	4	1,209	0	0

	5	1,216	0	0

Total	12	$4,308	2	$336

December 31, 2011
Accruing:
Commercial real estate:
Owner-occupied	1	$924	1	$924
Nonowner occupied	2	2,039	2	2,039
Non-owner occupied residential	9	23,303	9	23,303
Acquisition and development:
Commercial and land development	2	1,061	2	1,061
Commercial and industrial	1	131	1	131
Residential mortgage:
First lien	1	459	0	0

	16	27,917	15	27,458

Nonaccruing:
Commercial real estate:
Owner-occupied	1	54	1	54
Non-owner occupied	1	221	1	221
Non-owner occupied residential	10	5,648	10	5,648
Acquisition and development:
Commercial and land development	3	3,179	3	3,179
Residential mortgage:
Home equity -term	1	544	0	0

	16	9,646	15	9,102

Total	32	$37,563	30	$36,560

December 31, 2010
Accruing:
Residential mortgage:
First lien	1	$470	1	$470
Home equity – term	1	711	1	711

	2	$1,181	2	$1,181

The following restructured loans, included in nonaccrual status above, were in default of their modified terms as of December 31:

	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate:
Owner-occupied	1	$7	1	$54
Non-owner occupied residential	4	1,209	6	2,035
Acquisition and development:
Commercial and land development	0	0	2	905
Residential mortgage:
First lien	0	0	1	544

	5	$1,216	10	$3,538

The loans presented above were considered troubled debt restructurings as the result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest only status, or for residential mortgage loans, a temporary reduction in interest rates for periods not exceeding 12 months in order to assist the borrowers to improve cash flows during such periods. For troubled debt restructurings in default of their modified terms, impairment is determined on a collateral dependent approach.

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2012 and 2011:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2012
Commercial real estate:
Owner-occupied	$141,833	$40	$0	$0	$40	$2,417	$144,290
Non-owner occupied	119,320	129	0	0	129	1,481	120,930
Multi-family	21,726	0	0	0	0	19	21,745
Non-owner occupied residential	60,890	122	205	0	327	5,164	66,381
Acquisition and development:
1-4 family residential construction	1,770	0	171	0	171	909	2,850
Commercial and land development	26,054	511	1	0	512	3,809	30,375
Commercial and industrial	37,348	296	0	0	296	1,696	39,340
Municipal	68,018	0	0	0	0	0	68,018
Residential mortgage:
First lien	104,933	1,565	270	0	1,835	1,833	108,601
Home equity – term	14,609	81	0	0	81	57	14,747
Home equity – Lines of credit	78,880	0	12	0	12	556	79,448
Installment and other loans	6,837	161	14	0	175	2	7,014

	$682,218	$2,905	$673	$0	$3,578	$17,943	$703,739

December 31, 2011
Commercial real estate:
Owner-occupied	$188,679	$2,135	$0	$0	$2,135	$8,832	$199,646
Non-owner occupied	122,816	75	0	0	75	18,146	141,037
Multi-family	23,864	0	0	0	0	3,463	27,327
Non-owner occupied residential	117,824	1,335	0	0	1,335	27,868	147,027
Acquisition and development:
1-4 family residential construction	4,916	0	0	0	0	2,182	7,098
Commercial and land development	59,121	440	0	0	440	18,003	77,564
Commercial and industrial	69,083	6	15	0	21	1,980	71,084
Municipal	59,789	0	0	0	0	0	59,789
Residential mortgage:
First lien	100,215	1,637	547	0	2,184	1,928	104,327
Home equity – term	35,998	283	9	0	292	1,223	37,513
Home equity – Lines of credit	80,783	98	0	0	98	70	80,951
Installment and other loans	11,932	141	2	0	143	2	12,077

	$875,020	$6,150	$573	$0	$6,723	$83,697	$965,440

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

In connection with its quarterly evaluation of the adequacy of the allowance for loan losses, management continually reviews its methodology to determine if it continues to properly address the risk in the loan portfolio. For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. Prior to 2011, historical loss factors were applied to non-impaired criticized loans only. In 2011, historical loss factor was based on an average of charge-offs for the last eight quarters and applied to the entire pool of loans, excluding those loans evaluated for impairment under ASC 310-10-35. In addition, an additional adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the Allowance for Loan and Lease Loss methodology.

In response to the improved risk profile within the loan portfolio at December 31, 2012, the look back period for historical losses was extended to 12 quarters, weighted one-half for the most recent four quarters, and one quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Again, management considered current economic and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year. Based on management’s assessment and in compliance with regulatory guidance, the Company began recording partial charge offs on collateral dependent loans in the first quarter of 2012, eliminating the need for specific reserves. Although both methods are acceptable under ASC 310, the revised method is more consistent with regulatory directives and was implemented by the Company resulting in increased charge-offs during 2012. This change in estimate to the 12 quarter weighted average approach allowed for lower reserve levels by $2,147,000 at December 31, 2012.

In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of December 31, 2012, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:

Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions etc.

Concentrations of Credit and Changes within Credit Concentrations – Factors considered include the Bank’s overall portfolio makeup and managements evaluation related to concentration risk management and the inherent risk associated with the concentrations identified.

Underwriting Standards and Recovery Practices – Factors considered include changes to underwriting standards and perceived impact on anticipated losses, trends in the number of exceptions to loan policy; supervisory loan to value exceptions; and administration of loan recovery practices.

Delinquency Trends – Factors considered include the delinquency percentages noted in the portfolio relative to economic conditions, severity of the delinquencies, and whether the ratios are trending upwards or downwards.

Classified Loans Trends – Factors considered include the internal loan ratings of the portfolio, the severity of the ratings, and whether the loan segment’s ratings show a more favorable or less favorable trend, and underlying market conditions and its impact on the collateral values securing the loans.

Experience, Ability and Depth of Management/Lending staff – Factors considered include the years experience of Senior and Middle Management and the lending staff and turnover of the staff, and instances of repeat criticisms of ratings.

Quality of Loan Review – Factors include the years of experience of the loan review staff, in-house versus outsourced provider of review, turnover of staff and the perceived quality of their work in relation to other external information.

National and Local Economic Conditions – Ratios and factors considered include trends in the consumer price index (CPI), unemployment rates, housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition.

Prior to December 31, 2012, qualitative factors were also utilized in the determination of loans collectively evaluated for impairment, but consisted of only five factors, which are included in the eight factors listed above, with anticipated loss allocations that ranged from 0 – 8 basis points. It was determined that the qualitative adjustments would be expanded to the current range of a minus 150 basis points to a positive 150 basis, as the prior range of 0 – 8 basis points was deemed to be too restrictive and did not adequately address the credit improvement in the remaining loan portfolio. This change in estimate, in the range of qualitative adjustments, resulted in reduced general reserves by approximately $5,265,000 at December 31, 2012.

Activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2012
Balance, beginning of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	34,681	9,408	1,879	(566)	45,402	2,602	135	2,737	161	48,300
Charge-offs	(53,492)	(17,721)	(1,624)	0	(72,837)	(1,279)	(143)	(1,422)	0	(74,259)
Recoveries	2,971	2,107	295	0	5,373	19	18	37	0	5,410

Balance, end of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166

December 31, 2011
Balance, beginning of period	$7,875	$1,766	$3,870	$374	$13,885	$1,864	$106	$1,970	$165	$16,020
Provision for loan losses	31,407	18,557	7,037	415	57,416	(254)	12	(242)	1,401	58,575
Charge-offs	(9,748)	(10,615)	(9,827)	0	(30,190)	(680)	(62)	(742)	0	(30,932)
Recoveries	25	0	5	0	30	3	19	22	0	52

Balance, end of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715

December 31, 2010
Balance, beginning of period	$4,328	$2,703	$507	$749	$8,287	$1,422	$96	$1,518	$1,262	$11,067
Provision for loan losses	5,857	281	3,332	(207)	9,263	718	41	759	(1,097)	8,925
Charge-offs	(2,312)	(1,218)	(32)	(168)	(3,730)	(283)	(54)	(337)	0	(4,067)
Recoveries	2	0	63	0	65	7	23	30	0	95

Balance, end of period	$7,875	$1,766	$3,870	$374	$13,885	$1,864	$106	$1,970	$165	$16,020

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at December 31, 2012 and 2011:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
December 31, 2012
Loans allocated by:
Individually evaluated for impairment	$11,266	$4,718	$1,818	$0	$3,230	$2	$0	$21,034
Collectively evaluated for impairment	342,080	28,507	37,522	68,018	199,566	7,012	0	682,705

	$353,346	$33,225	$39,340	$68,018	$202,796	$7,014	$0	$703,739

Allowance for loan losses allocated by:
Individually evaluated for impairment	$375	$9	$928	$0	$0	$0	$0	$1,312
Collectively evaluated for impairment	13,344	3,493	707	223	2,275	85	1,727	21,854

	$13,719	$3,502	$1,635	$223	$2,275	$85	$1,727	$23,166

December 31, 2011
Loans allocated by:
Individually evaluated for impairment	$84,480	$21,246	$2,111	$0	$1,918	$0	$0	$109,755
Collectively evaluated for impairment	430,557	63,416	68,973	59,789	220,873	12,077	0	855,685

	$515,037	$84,662	$71,084	$59,789	$222,791	$12,077	$0	$965,440

Allowance for loan losses allocated by:
Individually evaluated for impairment	$24,230	$5,295	$212	0	$51	$0	$0	$29,788
Collectively evaluated for impairment	5,329	4,413	873	789	882	75	1,566	13,927

	$29,559	$9,708	$1,085	$789	$933	$75	$1,566	$43,715

During the year ended December 31, 2012, the Company sold nearly 240 notes with an aggregate carrying balance of $73,820,000 to third parties, which netted the Company $51,753,000 in cash proceeds. The difference between the carrying balances of the notes sold and the cash received, or $22,067,000, was recorded as a charge to the allowance for loan losses.

NOTE 5. LOANS TO RELATED PARTIES

The Company has granted loans to the officers and directors of the Company and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability or other unfavorable features. The aggregate dollar amount of these loans was $716,000 at December 31, 2012, and $1,153,000 at December 31, 2011. During 2012, $616,000 of new loans were granted and repayments totaled $1,053,000.

NOTE 6. PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31 is as follows:

(Dollars in thousands)	2012	2011
Land	$5,182	$5,182
Buildings and improvements	23,032	22,970
Leasehold improvements	370	370
Furniture and equipment	20,109	19,008
Construction in progress	948	553

Total	49,641	48,083
Less accumulated depreciation and amortization	22,859	20,900

Bank premises and equipment, net	$26,782	$27,183

Depreciation expense amounted to $2,004,000, $2,035,000 and $2,140,000 for the years ended December 31, 2012, 2011 and 2010.

The Company leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under agreements which expire at various times through 2024. Total rent expense charged to operations in connection with these leases was $259,000, $270,000 and $281,000 for the years ended December 31, 2012, 2011 and 2010.

The total minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2012 are as follows:

Due in the Years Ending December 31
(Dollars in thousands)
2013	$220
2014	122
2015	118
2016	111
2017	86
Thereafter	244

$901

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table shows the components of intangible assets at December 31:

(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Amount
December 31, 2012
Identifiable intangible assets:
Deposit premiums	$2,348	$1,786	$562
Customer list	581	311	270

Total identifiable intangible assets	$2,929	$2,097	$832

December 31, 2011
Identifiable intangible assets:
Deposit premiums	$2,348	$1,615	$733
Customer list	581	273	308

Total identifiable intangible assets	$2,929	$1,888	$1,041

Goodwill represented the cost of acquired companies in excess of the fair value of their net assets at the date of acquisition. As a result of taking a goodwill impairment charge of $19,447,000 for the year ended December 31, 2011, the carrying value of goodwill was reduced to zero.

Amortization expense was $209,000, $210,000 and $240,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31,
(Dollars in thousands)
2013	$210
2014	208
2015	205
2016	94
2017	39
Thereafter	76

$832

NOTE 8. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2009.

Included in the balance sheet at December 31, 2012 and 2011, are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of federal income tax expense for the years ended December 31 are summarized as follows:

(Dollars in thousands)	2012	2011	2010
Current year provision:
Federal	$(12,383)	$4,063	$8,779
State	(46)	210	162
Deferred tax expense (benefit)	149	(15,136)	(2,471)
Valuation allowance on deferred taxes	20,235	0	0

Net federal income tax expense (benefit)	$7,955	$(10,863)	$6,470

A reconciliation of the effective applicable income tax rate to the federal statutory rate for the years ended December 31, is as follows:

	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	0.1%	(0.1)%	0.2%
Impairment of goodwill	0.0%	(14.8)%	0.0%
Tax exempt interest income	4.8%	4.3%	(5.5)%
Valuation allowance on deferred tax assets	(66.4)%	0.0%	0.0%
Earnings from life insurance	1.2%	0.9%	(1.8)%
Disallowed interest	(0.1)%	(0.2)%	0.3%
Low-income housing credits	0.0%	0.4%	(0.6)%
Other	(0.7)%	(0.1)%	0.5%

Effective income tax rate	(26.1)%	25.4%	28.1%

The provision for income taxes includes $1,688,000, $2,178,000 and $1,273,000 of applicable income tax expense related to net security gains for the years ended December 31, 2012, 2011 and 2010.

The components of the net deferred tax asset, included in other assets at December 31, are as follows:

(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$9,672	$19,517
Deferred compensation	477	443
Retirement plans and salary continuation	1,473	1,336
Stock compensation	184	176
Off balance sheet commitment reserves	231	387
Nonaccrual loan interest	228	508
Goodwill	214	244
Low income housing credit carryforward	806	0
Charitable contribution carryforward	391	0
Net operating loss carryforward	8,466	0
Other	237	162

Total deferred tax assets	22,379	22,773
Valuation allowance	(20,235)	0

	2,144	22,773

Deferred tax liabilities:
Depreciation	1,232	1,408
Net unrealized gains on securities available for sale	984	2,202
Purchase accounting adjustments	575	659
Other	337	322

Total deferred tax liabilities	3,128	4,591

Net deferred tax asset (liability)	$(984)	$18,182

As of December 31, 2012, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2017, 2032 and 2032, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it wasn’t more likely than not that the net deferred tax asset would be realized at December 31, 2012. Accordingly, a valuation allowance for the net amount of the deferred tax assets, or $20,235,000, which represented future deductible temporary differences on our tax returns, was established at December 31, 2012, compared to no valuation allowance at December 31, 2011. Primary factors contributing to this determination at December 31, 2012 included:

•	The Company has exhausted all of its carryback availability to 2010 – 2011, as we had recognized current federal income tax receivable which fully offset 2010 and 2011’s taxable income.

•

As of December 31, 2012, the Company was in a three-year cumulative loss position, representing significant negative evidence against the realizability of the deferred tax asset, and we do not expect to be out of a cumulative loss position over the next year.

•	The entire balance of the deferred tax asset is disallowed for purposes of calculating regulatory capital ratios as of December 31, 2012.

Given the current uncertainty of the economy and in the event economic and real estate conditions decline, additional losses may result in our loan portfolio above those already provided for. As a result, we have placed little weight on our current forecast of earnings and do not provide income for the realization of the deferred tax asset.

NOTE 9. RETIREMENT PLANS

The Company maintains a 401(k) profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Employer contributions to the plan are based on performance and are at the discretion of the Bank’s Board of Directors. The plan contains limited match or safe harbor provisions. Substantially all of the Company’s employees are covered by the plan and the contributions charged to operations were $315,000, $319,000 and $2,018,000 for the years ended December 31, 2012, 2011, and 2010. The decrease in expense in 2012 and 2011 is the result of no accrual for discretionary profit sharing as a result of the Company’s 2012 and 2011 performance.

The Company has a deferred compensation arrangement with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $134,000 and $122,000 at December 31, 2012 and 2011. Total annual expense for this deferred compensation plan was $12,000, $11,000 and $11,000 for the years ended December 31, 2012, 2011 and 2010.

The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Company’s Orrstown Financial Advisors division or recognized as a liability. The trust account balance was $ 1,229,000 and $1,143,000 at December 31, 2012 and 2011, respectively, and is included in other assets on the balance sheets, offset by other liabilities in the same amount. Total amounts contributed to these plans were $30,200, $61,000 and $72,000, for the years ended December 31, 2012, 2011, and 2010.

In addition, the Company has three supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $4,207,000 and $3,817,000 at December 31, 2012 and 2011, which is included in other liabilities. Total annual expense for these plans amounted to $566,000, $563,000 and $562,000, for the years ended December 31, 2012, 2011, and 2010.

The Company has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post retirement insurance during the insured employee’s term of service. The estimated present value of future benefits to be paid totaled $524,000 and $481,000 at December 31, 2012 and 2011 which is included in other liabilities. Total annual expense for this plan amounted to $43,000, $94,000 and $34,000 for the years ended December 31, 2012, 2011 and 2010.

NOTE 10. SHARE BASED COMPENSATION PLANS

The Company maintains share-based compensation plans, the purpose of which is to provide officers, employees, and non-employee members of the board of directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of December 31, 2012, 379,288 shares were available to be issued under the share-based compensation plans.

Incentive awards under the Plan may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees of the Company and its present or future subsidiaries, and members of the board of directors of the Company or any subsidiary of the Company, are eligible to participate in the Plan. The Plan allows for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting of awards and restrictions on shares. Generally, awards are nonqualified under the IRS code, unless the awards are deemed to be incentive awards to employees, at the Compensation Committee’s discretion.

In 2011, 2,632 shares of restricted stock were awarded to members of the board of directors with a vesting period of 11 months to coincide with the Company’s 2012 annual meeting. The fair value of the restricted stock awarded was equivalent to the fair value of the shares on the date of grant, or $24.26 per share. For the years ended December 31, 2012 and 2011, $23,000 and $41,000 was recognized as expense on the restricted stock award, and as of December 31, 2012, there was no unrecognized compensation expense related to the restricted stock award.

A roll forward of the Company’s outstanding stock options for the year ended December 31, 2012 is presented below:

	2012
	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of year	346,405	$29.97
Forfeited	(72,390)	31.62
Expired	(31,382)	18.65

Outstanding and exercisable, end of year	242,633	$30.94

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at December 31, 2012 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$22.45 – $24.99	84,391	4.74	$22.45
$25.00 – $29.99	2,792	7.25	25.76
$30.00 – $34.99	51,750	4.83	31.23
$35.00 – $39.99	70,417	2.88	36.77
$40.00 – $40.14	33,283	2.48	40.14

$22.45 – $40.14	242,633	3.94	30.94

The options outstanding and exercisable had no intrinsic value at December 31, 2012 as each exercise price exceeded the market value. The total intrinsic value of options exercised, at the date of exercise, was $257,000 and $197,000 during the years ended December 31, 2011 and 2010.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Grant-Date Fair Value	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life (Yrs)
Nonemployee director stock options
2010	9.50	3.42%	47.44%	3.32%	7
Employee stock options
2010	5.81	4.16	45.46	1.66	5

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. For the year ended December 31, 2010, share-based compensation expense related to option grants was $388,000.

The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries and opportunity to purchase stock of the Company. Under the plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 85% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 182,325 shares of its common stock to be issued under the employee stock purchase plan. As of December 31, 2012, 59,285 shares were available to be issued under the plan. Employees purchased 23,062, 16,781 and 12,681 shares at a weighted average price of $7.63, $13.18 and $20.19 per share in 2012, 2011 and 2010.

The Company uses a combination of issuing new shares or treasury shares to meet stock compensation exercises depending on market conditions.

NOTE 11. DEPOSITS

The composition of deposits at December 31 is as follows:

(Dollars in thousands)	2012	2011
Non-interest bearing	$121,090	$111,930
Now and money market	486,336	552,484
Savings	74,182	72,219
Time – less than $100,000	219,888	247,672
Time – greater than $100,000	183,543	232,597

Total	$1,085,039	$1,216,902

The scheduled maturities of time deposits for the years ending December 31 are as follows:

Due in the Years Ending December 31,
(Dollars in thousands)
2013	$232,032
2014	93,067
2015	52,433
2016	13,802
2017	3,431
Thereafter	8,666

$403,431

Brokered time deposits totaled $81,968,000 and $85,976,000 at December 31, 2012 and 2011. Management continues to evaluate brokered deposits as a funding option, and considers regulatory views on non-core funding sources.

The Company accepts deposits of the officers and directors of the Company and the Bank on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $703,000 and $1,167,000 at December 31, 2012 and 2011, respectively.

NOTE 12. SHORT-TERM BORROWINGS

The Company has several short-term borrowings available to it, including short-term borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), federal funds purchased, the Federal Reserve discount window, and the Federal Reserve’s Term Auction Facility (TAF) which it participated in during the beginning of 2010.

Information concerning the use of these short-term borrowings as of and for the years ended December 31, is summarized as follows:

(Dollars in thousands)	2012	2011	2010
Balance at year end	$0	$20,000	$0
Average balance during the year	11,509	2,534	17,048
Average interest rate during the year	0.40%	0.24%	0.43%
Maximum month-end balance during the year	20,000	20,000	65,300

In addition, the Company has repurchase agreements with certain of its deposit customers. The Company is required to hold U.S. Treasury and Agency securities to be held as underlying securities for repurchase agreements. Information concerning securities sold under agreements to repurchase for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2012	2011	2010
Balance at year end	$9,650	$15,013	$87,850
Average balance during the year	19,072	60,737	74,824
Average interest rate during the year	0.38%	0.52%	0.59%
Maximum month-end balance during the year	33,752	98,906	124,869
Securities underlying the agreements at year-end:
Carrying value	72,081	76,006	150,966
Estimated fair value	72,717	77,485	151,767

Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date.

NOTE 13. LONG-TERM DEBT

At December 31, the Company’s long-term debt consisted of the following:

	Amount		Weighted Average rate
(Dollars in thousands)	2012	2011	2012	2011
FHLB fixed rate advances maturing:
2012	$0	$10,000	0.00%	0.89%
2013	20,000	20,000	0.73%	0.73%
2014	10,000	10,000	0.87%	0.87%
2020	350	350	7.40%	7.40%

	30,350	40,350	0.85%	0.86%

FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2014	2,068	3,122	4.86%	4.86%
2025	5,052	5,326	4.74%	4.74%

	7,120	8,448	4.77%	4.78%

FHLB variable rate advances maturing:
2012	0	5,000	0.00%	4.70%

Total FHLB Advances:	$37,470	$53,798	1.60%	1.83%

The FHLB variable rate advances that matured in 2012 floated with the prime lending rate (3.25% at December 31, 2012), with a blended rate of prime minus 0%.

Except for amortizing loans, interest only is paid on a quarterly basis. The notes contain prepayment penalty charges, but management has no intention to pay off early.

The aggregate amount of future principal payments required on these borrowings at December 31, 2012 is as follows:

Years Ending December 31,
(Dollars in thousands)
2013	$21,394
2014	11,265
2015	317
2016	332
2017	348
Thereafter	3,814

$37,470

The Bank is a member of the FHLB of Pittsburgh and, as such, can take advantage of the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances, lines and letters of credit from the FHLB are collateralized by first mortgage loans and securities. Collateral for all outstanding advances, lines and letters of credit consisted of certain securities, 1-4 family mortgage loans and other real estate secured loans totaling $149,039,000 at December 31, 2012. The Bank had additional availability of $92,471,000 at the FHLB on December 31, 2012 based on qualifying collateral.

The Bank has available a line of credit with Atlantic Central Bankers Bank (ACBB) of $5,000,000 million at December 31, 2012. The ACBB line of credit is unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under this line of credit at December 31, 2012 and 2011.

The Company has $9,485,000 in letters of credit outstanding with the FHLB in favor of third parties utilized for general banking purposes.

NOTE 14. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2012, 670,400 shares were available to be issued under the plan.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of December 31, 2012 and 2011 are also presented in the table.

					Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions

			Minimum Capital Requirement
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$94,928	12.2%	$62,438	8.0%	n/a	n/a
Orrstown Bank	92,466	11.9%	62,418	8.0%	$78,023	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	84,999	10.9%	31,219	4.0%	n/a	n/a
Orrstown Bank	82,540	10.6%	31,209	4.0%	46,814	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	84,999	6.8%	49,840	4.0%	n/a	n/a
Orrstown Bank	82,540	6.6%	49,873	4.0%	62,341	5.0%

December 31, 2011
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,621	13.0%	$83,090	8.0%	n/a	n/a
Orrstown Bank	127,529	12.3%	82,899	8.0%	$103,624	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,249	11.7%	41,545	4.0%	n/a	n/a
Orrstown Bank	114,187	11.0%	41,450	4.0%	62,175	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,249	8.2%	58,851	4.0%	n/a	n/a
Orrstown Bank	114,187	7.8%	58,682	4.0%	73,352	5.0%

NOTE 15. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Further, regulatory mandates may impose more stringent restrictions on the extent of dividends that may be paid by the Bank to the Company. As the Company is a bank holding company (that has elected status as a financial holding company with the Board of Governors of the Federal Reserve System), the Bank may not declare a dividend to the Company if the results of such dividend would drop the Bank below the minimum capital required in order to be classified as “well capitalized.” The Bank has also agreed with its regulators that it will not declare or pay any dividends without prior regulatory approval.

In October 2011, the Company announced it had discontinued its quarterly dividend. Due to the regulatory restrictions included in the Written Agreement and the Consent Order with the respective regulators, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval.

Under current Federal Reserve regulations, the Bank is limited to the amounts it may loan to its affiliates, including the Company. Covered transactions, including loans, with a single affiliate, may not exceed 10% of the Bank’s total capital plus its excess allowance for loan losses, and the aggregate of all covered transactions with all affiliates may not exceed 20%, of the Bank’s subsidiary and surplus (as defined by regulation). At December 31, 2012, the maximum amount the Bank has available to loan the Company is approximately $10,629,000.

NOTE 16. EARNINGS PER SHARE

Earnings (loss) per share for the years ended December 31, were as follows:

(In thousands, except per share data)	2012	2011	2010
Net income (loss)	$(38,454)	$(31,964)	$16,581

Weighted average shares outstanding	8,066	8,017	7,610
Impact of common stock equivalents	0	10	29

Weighted average shares outstanding (diluted)	8,066	8,027	7,639

Per share information:
Basic earnings (loss) per share	$(4.77)	$(3.98)	$2.18
Diluted earnings (loss) per share	(4.77)	(3.98)	2.17

Stock options of 274,000, 317,000 and 206,000 for the years ended December 31, 2012, 2011 and 2010 have been excluded from diluted earnings per share calculations, as their exercise would have been anti-dilutive, as the exercise price exceeded the average market price or the Company was in a net loss for the period.

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

	Contract or Notional Amount
(Dollars in thousands)	2012	2011
Commitments to fund:
Revolving, open ended home equity loans	$77,674	$80,197
1-4 family residential construction loans	1,002	2,021
Commercial real estate, construction and land development loans	1,021	31,788
Commercial, industrial and other loans	60,250	91,530
Standby letters of credit	11,551	25,751

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of December 31, 2012 and 2011, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $583,000 and $782,000 at December 31, 2012 and 2011 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the year ended December 31, 2012, 2011 and 2010, ($199,000), $782,000 and $0 was charged to other noninterest expense for this exposure.

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of each individual total of loans sold under the MPF Program was $115,630,000 and $138,950,000 at December 31, 2012 and 2011, with limited recourse back to the Company on these loans of $8,420,000 and $8,399,000 at December 31, 2012 and 2011. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. For the years ended December 31, 2012 and 2011, the Company foreclosed or is in the process of foreclosing on loans sold under the MPF program, with a resulting charge of $22,000 and $475,000 to other expenses representing an estimate of the Company’s losses under its recourse exposure.

NOTE 18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

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

The notional amounts of the interest rate swaps were not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in these transactions was the cost of replacing the agreements at current market rates. During the years ended December 31, 2011 and 2010, the Company sold its rate swaps and received $911,000 and $868,000 as total proceeds from the sales, and recognized a $791,000 and $778,000 in gains on the sale, respectively. These gains are included in the ineffective portion of the following table, once it no longer qualified as a hedge.

The effects of the interest rate swaps on the Company’s income statement for the years ended December 31 are as follows:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Amount of Gain (Loss) Reclassified from accumulated OCI into income (realized portion)
(Dollars in thousands)	2011	2010		2011	2010
Interest rate swap – 4 year cash flow	$0	$91	Interest income	$0	$243
Interest rate swap – 5 year cash flow	(69)	1,124	Interest income	228	406
Interest rate swap – 4 year cash flow	(58)	484	Interest income	33	129

	$(127)	$1,699		$261	$778

(Dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Pretax Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		2011	2010
Interest rate swap – 4 year cash flow	Other income	$0	$795
Interest rate swap – 5 year cash flow	Other income	698	47
Interest rate swap – 4 year cash flow	Other income	118	0

		$816	$842

Under the terms of the agreements, the Bank paid interest monthly at the rate equivalent to Wall Street Journal prime and received interest income monthly at the fixed rate shown above.

NOTE 19. FAIR VALUE DISCLOSURES

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

The Company had no fair value liabilities at December 31, 2012 or 2011. A summary of assets at December 31, 2012 and 2011, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2012
Securities available for sale:
U.S. Treasury	$0	$26,010	$0	$26,010
U.S. Government Sponsored Enterprises (GSE)	0	44,762	0	44,762
States and political subdivisions	0	38,909	0	38,909
GSE residential mortgage-backed securities	0	192,220	0	192,220

Total debt securities	0	301,901	0	301,901

Equity securities – Financial services	0	69	0	69

Total securities	$0	$301,970	$0	$301,970

December 31, 2011
Securities available for sale:
U.S. Government Sponsored Enterprises (GSE)	$0	$43,622	$0	$43,622
States and political subdivisions	0	78,051	0	78,051
GSE residential mortgage-backed securities	0	187,584	0	187,584

Total debt securities	0	309,257	0	309,257

Equity securities:
Diversified	37	0	0	37
Energy	141	0	0	141
Financial services	166	70	0	236
Industrials	150	0	0	150
Technology	221	0	0	221
Other	323	0	0	323

Total equity securities	1,038	70	0	1,108

Total securities	$1,038	$309,327	$0	$310,365

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of income. Specific allocations to the allowance for loan losses or partial charge-offs were $10,843,000 and $29,788,000 at December 31, 2012 and 2011.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at December 31, 2012 and 2011 was $581,000 and $365,000.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case a lower of cost or fair value charge is taken. As of December 31, 2012 and 2011, a $644,000 and $284,000 and lower of cost or fair value reserve existed on the mortgage servicing right portfolio.

A summary of assets at December 31 measured at fair value on a nonrecurring basis is as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2012
Impaired loans, net	$0	$0	$10,675	$10,675
Foreclosed real estate	0	0	1,101	1,101
Mortgage servicing rights	0	0	2,296	2,296

December 31, 2011
Impaired loans, net	$0	$0	$55,726	$55,726
Foreclosed real estate	0	0	1,378	1,378
Mortgage servicing rights	0	0	2,253	2,253

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2012

Impaired loans	$10,675	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount

Foreclosed real estate	1,101	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount

Mortgage servicing rights	2,296	Discounted cash flows	Remaining term	4 years
			Discount rate	10.70%

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

In addition to those disclosed above, the following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and Due from Banks and Interest Bearing Deposits with Banks

The carrying amounts of cash and due from banks and interest bearing deposits with banks approximate their fair value.

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at December 31:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2012:
Financial Assets
Cash and due from banks	$16,933	$16,933	$16,933	$0	$0
Interest bearing deposits with banks	133,755	133,755	133,755	0	0
Restricted investments in bank stock	9,804	9,804	0	0	9,804
Securities available for sale	301,970	301,970	0	301,970	0
Loans held for sale	7,862	7,862	0	7,862	0
Loans, net of allowance for loan losses	680,573	681,414	0	0	681,414
Accrued interest receivable	3,188	3,188	0	0	3,188
Mortgage servicing rights	2,296	2,296	0	0	2,296
Financial Liabilities
Deposits	$1,085,039	$1,089,344	0	1,089,344	0
Short-term borrowings	9,650	9,650	0	9,650	0
Long-term debt	37,470	38,676	0	38,676	0
Accrued interest payable	424	424	0	424	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2011:
Financial Assets
Cash and due from banks	$19,630	$19,630
Interest bearing deposits with banks	90,039	90,039
Restricted investments in bank stock	11,758	11,758
Securities available for sale	310,365	310,365
Loans held for sale	2,553	2,553
Loans, net of allowance for loan losses	921,725	925,923
Accrued interest receivable	4,548	4,548
Mortgage servicing rights	2,253	2,253
Financial Liabilities
Deposits	$1,216,902	$1,222,058
Short-term borrowings	35,013	35,013
Long-term debt	53,798	54,998
Accrued interest payable	907	907
Off-balance sheet instruments	0	0

NOTE 20. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The following are the condensed balance sheets, statements of income and statements of cash flows for the parent company, as of or for the years ended December 31:

Balance Sheet

(Dollars in thousands)	2012	2011
Assets
Cash in Orrstown Bank	$2,257	$3,662
Securities available for sale	69	3,010
Investment in Orrstown Bank	85,222	121,077
Other assets	188	448

Total assets	$87,736	$128,197

Liabilities	$42	$0
Shareholders’ Equity
Common stock	421	419
Additional paid-in capital	122,724	122,514
Retained earnings	(37,259)	1,195
Accumulated other comprehensive income	1,828	4,089
Treasury stock	(20)	(20)

Total shareholders’ equity	87,694	128,197

Total liabilities and shareholders’ equity	$87,736	$128,197

Statements of Operations

(Dollars in thousands)	2012	2011	2010
Income
Dividends from bank subsidiaries	$0	$1,825	$5,772
Other interest and dividend income	28	171	207
Other income	58	25	54
Gains (losses) on sale of securities	(101)	194	8

Total income (loss)	(15)	2,215	6,041

Expenses
Interest on borrowings	0	0	2
Stock based compensation	23	41	386
Management fee to Bank	34	0	0
Other expenses	1,142	730	609

Total expenses	1,199	771	997

Income (loss) before income taxes and equity (loss) in undistributed income of subsidiaries	(1,214)	1,444	5,044
Income tax expense (benefit)	(247)	(129)	(135)

Income (loss) before equity in undistributed income (loss) of subsidiaries	(967)	1,573	5,179

Equity in undistributed income (loss) of bank subsidiary	(37,487)	(33,537)	11,402

Net income (loss)	$(38,454)	$(31,964)	$16,581

NOTE 20. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

Statements of Comprehensive Income (Loss)

(Dollars in thousands)	2012	2011	2010
Income (loss) before equity in undistributed income (loss) of subsidiaries	$(967)	$1,573	$5,179

Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax	41	(69)	310
Reclassification adjustment for (gains) losses realized in net income (loss), net of tax	66	(126)	(5)

Total other comprehensive income (loss)	107	(195)	305

Comprehensive income (loss) before equity in undistributed income (loss) and other comprehensive income of subsidiary	(860)	1,378	5,484
Equity in undistributed income (loss) and other comprehensive income of subsidiary	(39,855)	(29,165)	11,510

Total comprehensive income (loss)	$(40,715)	$(27,787)	$16,994

Statements of Cash Flows

(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(38,454)	$(31,964)	$16,581
Adjustments to reconcile net income to cash provided by operating activities:
(Gains) losses on sale of investment securities	101	(194)	(8)
Equity in undistributed (income) loss of bank subsidiary	37,487	33,537	(11,402)
Stock based compensation	23	41	386
Net change in other liabilities	35	0	(12)
Other, net	210	243	(204)

Net cash provided by (used in) operating activities	(598)	1,663	5,341

Cash flows from investing activities:
Purchases of securities available for sale	0	(2,490)	(20,538)
Sales of securities available for sale	1,109	13,546	3,118
Maturities of available for sale securities	1,895	5,250	0
Investment in bank subsidiary	(4,000)	(12,500)	(18,000)

Net cash provided by (used in) investing activities	(996)	3,806	(35,420)

Cash flows from financing activities:
Repayment of short-term borrowings	0	0	(300)
Dividends paid	0	(5,521)	(6,758)
Proceeds from issuance of common stock	189	987	38,403
Payments to repurchase common stock	0	(54)	(221)
Net proceeds from issuance of treasury stock	0	47	792

Net cash provided by (used in) financing activities	189	(4,541)	31,916

Net increase (decrease) in cash	(1,405)	928	1,837
Cash, beginning balance	3,662	2,734	897

Cash, ending balance	$2,257	$3,662	$2,734

NOTE 21 – CONTINGENCIES

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

On May 25, 2012, an investor in the Company’s stock filed a putative class action complaint in the United States District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and executive officers (collectively, the “Defendants”). The complaint alleges, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserts claims under the Securities Act of 1933 and the Securities Exchange Act of 1934, and seeks class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief.

On March 4, 2013, SEPTA filed an amended complaint. In addition, among other things, the amended complaint extends the purported class period to March 15, 2010 through April 5, 2012 related to certain claims and asserts certain new claims against other third parties.

The matter is currently progressing through the legal process. The Defendants believe that the allegations in the complaint are without merit, and intends to defend vigorously against those claims.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of December 31, 2012, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Management’s Report on Internal Control over financial reporting for December 31, 2012 is included in Item 8 of this Form 10-K and is incorporated by reference into this Item 9A. The audit report of the registered public accounting firm on internal control over financial reporting is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A.

(b) Changes in internal controls:

Throughout 2012, the following controls have been put in place by the Company in order to enhance our ability to evaluate the effectiveness of the Company’s disclosure controls, and in particular, those disclosure controls relating to loan ratings and the allowance for loan losses. These steps included:

•

Repetition in conducting of internal control procedures developed during the end of 2011 relating to enhanced underwriting, credit administration and problem loan identification procedures, and ongoing refinement of the flow through of the results of these processes to the allowance for loan losses calculation;

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

During the fourth quarter of 2012, we were able to complete our testing of our internal controls, and concluded that we had successfully remediated the material weakness in internal controls over financial reporting relating to loan ratings and its impact on the allowance for loan losses.

ITEM 9B – OTHER INFORMATION

The Company had no other events that should have been disclosed on Form 8-K that were not already disclosed on such forms.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

All other information required by Item 10, is incorporated, by reference, from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Section 16(a) Beneficial Ownership Reporting Compliance and Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers and Other Significant Employees; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	217,070	$31.15	379,288
Equity compensation plan not approved by security holders (1)	25,563	29.23	0

Total	242,633	$30.94	379,288

(1)	Awards from the Non-Employee Director Stock Option Plan of 2000. Certain options granted remain outstanding from this plan, however no additional options will be granted under this plan.

All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Management.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Directors and Management.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 3 – Ratification of the Audit Committee’s selection of Smith Elliott Kearns & Company, LLC, as the Company’s Independent Registered Public Accounting Firm for 2013 – Relationship with Independent Registered Public Accounting Firm.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	– Financial Statements

Consolidated financial statements of the Company and its subsidiary required in response to this Item are incorporated by reference from Item 8 of this report.

(2)  –  Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)  –  Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed March 1, 2013.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1(a)	Form of Change in Control Agreement for selected officers – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.1(b)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1(b) of the Registrant’s Form 10-K filed March 12, 2009.

10.2(a)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.2 (a) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(b)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Phillip E. Fague, incorporated by reference to Exhibit 10.2 (b) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(c)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Bradley S. Everly, incorporated by reference to Exhibit 10.2 (c) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(d)	Salary Continuation Agreement between Orrstown Bank and Jeffrey W. Embly, incorporated by reference to Exhibit 10.2 (d) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(e)	Salary Continuation Agreement between Orrstown Bank and Barb Brobst, incorporated by reference to Exhibit 10.2 (e) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(f)	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.3	Officer group term replacement plan for selected officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 26, 2000

10.4(a)	Director Retirement Agreement, as amended, between Orrstown Bank and Anthony F. Ceddia, incorporated by reference to Exhibit 10.4(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(b)	Director Retirement Agreement, as amended, between Orrstown Bank and Jeffrey W. Coy, incorporated by reference to Exhibit 10.4(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(c)	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(d)	Director Retirement Agreement, as amended, between Orrstown Bank and Gregory A. Rosenberry, incorporated by reference to Exhibit 10.4(d) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(e)	Director Retirement Agreement, as amended, between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.4(e) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(f)	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(g)	Director Retirement Agreement, as amended, between Orrstown Bank and John S. Ward, incorporated by reference to Exhibit 10.4(g) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(h)	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.5	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.6	Non-employee director stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.7	Employee stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.8	2011 Orrstown Financial Services, Inc. Stock Incentive Plan – incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed June 6, 2011.

10.9	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 26, 2011.

10.10	Brick Plan – Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.11	Form of Executive Employment Agreement for selected officers – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 22, 2010.

10.12(a)	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.12(b)	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.13	Agreement by and between Orrstown Financial Services, Inc., Orrstown Bank and the Federal Reserve Bank of Philadelphia dated March 22, 2012, incorporate by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 22, 2012.

10.14	Consent Order by and between Orrstown Bank and the Commonwealth of Pennsylvania, Department of Banking, Bureau of Commercial Institutions, dated March 22, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 22, 2012.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

*	Attached as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits – The exhibits to this Form 10-K begin after the signature page.

(c)	Financial statement schedules – None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORRSTOWN FINANCIAL SERVICES, INC.
(Registrant)

Dated: March 5, 2013	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr. Thomas R. Quinn, Jr.	President and CEO (Principal Executive Officer) and Director	March 5, 2013

/s/ David P. Boyle David P. Boyle	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2013

/s/ Douglas P. Barton Douglas P. Barton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 5, 2013

/s/ Joel R. Zullinger Joel R. Zullinger	Chairman of the Board and Director	March 5, 2013

/s/ Jeffrey W. Coy Jeffrey W. Coy	Vice Chairman of the Board and Director	March 5, 2013

/s/ Dr. Anthony F. Ceddia Dr. Anthony F. Ceddia	Director	March 5, 2013

/s/ Mark Keller Mark Keller	Director	March 5, 2013

/s/ Andrea Pugh Andrea Pugh	Director	March 5, 2013

/s/ Gregory A. Rosenberry Gregory A. Rosenberry	Director	March 5, 2013

/s/ Glenn W. Snoke Glenn W. Snoke	Director	March 5, 2013

/s/ Floyd E. Stoner Floyd E. Stoner	Director	March 5, 2013

/s/ John S. Ward John S. Ward	Director	March 5, 2013