Form 10-Q
period 2013-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2013-05-09
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares outstanding of the registrant’s Common Stock as of May 1, 2013: 8,090,988.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	March 31, 2013	December 31, 2012*
Assets
Cash and due from banks	$10,713	$16,933
Interest bearing deposits with banks	84,057	133,755

Cash and cash equivalents	94,770	150,688

Restricted investments in bank stock	9,582	9,804
Securities available for sale	349,733	301,970

Loans held for sale	7,180	7,862
Loans	674,748	703,739
Less: Allowance for loan losses	(21,917)	(23,166)

Net loans	660,011	688,435

Premises and equipment, net	26,457	26,782
Cash surrender value of life insurance	25,230	25,030
Intangible assets	780	832
Accrued interest receivable	3,444	3,188
Other assets	27,031	25,939

Total assets	$1,197,038	$1,232,668

Liabilities
Deposits:
Non-interest bearing	$116,926	$121,090
Interest bearing	927,371	963,949

Total deposits	1,044,297	1,085,039

Short-term borrowings	15,244	9,650
Long-term debt	37,128	37,470
Accrued interest and other liabilities	11,520	12,815

Total liabilities	1,108,189	1,144,974

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value – $0.05205 stated value per share 50,000,000 shares authorized; 8,091,800 and 8,080,411 shares issued; 8,090,988 and 8,079,599 shares outstanding	421	421
Additional paid – in capital	122,822	122,724
Retained earnings (accumulated deficit)	(35,699)	(37,259)
Accumulated other comprehensive income	1,325	1,828
Treasury stock – common, 812 shares, at cost	(20)	(20)

Total shareholders’ equity	88,849	87,694

Total liabilities and shareholders’ equity	$1,197,038	$1,232,668

*	The consolidated balance sheet at December 31, 2012 has been derived from audited financial statements at that date.

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands, Except per Share Data)	March 31, 2013	March 31, 2012
Interest and dividend income

Interest and fees on loans	$8,217	$11,106
Interest and dividends on investment securities
Taxable	941	1,308
Tax-exempt	265	614
Short-term investments	61	61

Total interest and dividend income	9,484	13,089

Interest expense
Interest on deposits	1,224	1,978
Interest on short-term borrowings	6	52
Interest on long-term debt	147	217

Total interest expense	1,377	2,247

Net interest income	8,107	10,842
Provision for loan losses	0	19,200

Net interest income after provision for loan losses	8,107	(8,358)

Noninterest income
Service charges on deposit accounts	1,414	1,519
Other service charges, commissions and fees	228	314
Trust department income	1,127	1,136
Brokerage income	637	362
Mortgage banking activities	752	492
Earnings on life insurance	239	248
Other income (loss)	(87)	(108)
Investment securities gains	122	2,231

Total noninterest income	4,432	6,194

Noninterest expense
Salaries and employee benefits	5,746	4,657
Occupancy expense	548	514
Furniture and equipment	777	678
Data processing	128	128
Telephone	109	160
Advertising and bank promotions	211	372
FDIC Insurance	665	521
Professional services	761	801
Collection and problem loan expenses	182	719
Real estate owned expenses	43	376
Taxes other than income	244	235
Intangible asset amortization	52	52
Other operating expenses	1,483	1,673

Total noninterest expenses	10,949	10,886

Income (loss) before income tax (benefit)	1,590	(13,050)
Income tax expense (benefit)	30	(4,832)

Net income (loss)	$1,560	$(8,218)

Per share information:
Basic earnings (loss) per share	$0.19	$(1.02)
Diluted earnings (loss) per share	0.19	(1.02)
Dividends per share	0.00	0.00

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Net income (loss)	$1,560	$(8,218)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	(652)	1,037
Reclassification adjustment for gains realized in net income (loss)	(122)	(2,231)

Net unrealized losses	(774)	(1,194)
Tax effect	271	419

Total other comprehensive income (loss), net of tax and reclassification adjustments	(503)	(775)

Total comprehensive income (loss)	$1,057	$(8,993)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended March 31, 2013 and 2012
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2012	$419	$122,514	$1,195	$4,089	$(20)	$128,197
Net income (loss)	0	0	(8,218)	0	0	(8,218)
Total other comprehensive income (loss), net of taxes	0	0	0	(775)	0	(775)
Stock-based compensation plans:
Compensation expense	0	18	0	0	0	18
Issuance of stock through dividend reinvestment plan (352 shares)	0	3	0	0	0	3

Balance, March 31, 2012	$419	$122,535	$(7,023)	$3,314	$(20)	$119,225

Balance, January 1, 2013	$421	$122,724	$(37,259)	$1,828	$(20)	$87,694
Net income (loss)	0	0	1,560	0	0	1,560
Total other comprehensive income (loss), net of taxes	0	0	0	(503)	0	(503)
Stock-based compensation plans:
Issuance of stock (11,175 shares)	0	95	0	0	0	95
Issuance of stock through dividend reinvestment plan (214 shares)	0	3	0	0	0	3

Balance, March 31, 2013	$421	$122,822	$(35,699)	$1,325	$(20)	$88,849

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in Thousands, Except per Share Data)	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1 ,560	$(8,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities available for sale	1,720	1,590
Depreciation and amortization	661	654
Provision for loan losses	0	19,200
Stock based compensation	39	18
Net change in loans held for sale	682	(1,615)
Net loss on disposal of other real estate owned	122	138
Write-down of other real estate owned	0	309
Deferred income taxes, including valuation allowance	0	(2,582)
Investment securities gains	(122)	(2,231)
Earnings on cash surrender value of life insurance	(200)	(215)
(Increase) decrease in accrued interest receivable	(256)	117
Increase (decrease) in accrued interest payable	1	(148)
Other, net	(2,156)	(1,628)

Net cash provided by operating activities	2,051	5,389

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available for sale securities	19,786	30,865
Maturities, repayments and calls of available for sale securities	22,035	13,868
Purchases of available for sale securities	(91,956)	(46,404)
Net change in restricted investments in bank stocks	222	132
Net decrease in loans	27,437	30,269
Purchases of bank premises and equipment	(184)	(208)
Proceeds from disposal of other real estate owned	122	855

Net cash provided (used) by investing activities	(22,538)	29,377

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(40,742)	(3,179)
Net increase in short term purchased funds	5,594	18,739
Payments on long-term debt	(342)	(5,326)
Proceeds from issuance of common stock	59	3

Net cash provided (used) by financing activities	(35,431)	10,237

Net increase (decrease) in cash and cash equivalents	(55,918)	45,003
Cash and cash equivalents at beginning of period	150,688	109,669

Cash and cash equivalents at end of period	$94,770	$154,672

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,378	$2,395
Income taxes	0	42
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$293	$1,550

The Notes to Consolidated Financial Statements are an integral part of these statements

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Orrstown Financial Services, Inc. (the “Company”) is a bank holding company (that has elected status as a financial holding company with the Board of Governors of the Federal Reserve System) whose primary activity consists of supervising its wholly-owned subsidiary, the Orrstown Bank (the “Bank”). The Company operates through its office in Shippensburg, Pennsylvania. The Bank provides services through its network of 21 offices in Franklin, Cumberland and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Company and its subsidiary are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Basis of Presentation – The unaudited financial statements of the Company and its subsidiary are presented for the three months ended March 31, 2013 and 2012 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2012 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. All significant intercompany transactions and accounts have been eliminated.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation allowance required on its deferred tax assets. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

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

The Company has established a full valuation allowance on its net deferred tax assets at March 31, 2013, based on the Company’s previous taxable losses, projections for future taxable income, and other available evidence, in which management determined it was “more likely than not” that some portion of the asset would not be realized. Management may need to modify its judgment in this regard from one quarter to the next, and should improvement occur in operating performance, the need for a full valuation allowance may be reduced or eliminated.

Subsequent Events – GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after March 31, 2013, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

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

Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of March 31, 2013 and December 31, 2012, and consists of common stock of the Federal Reserve Bank of Philadelphia, Atlantic Central Bankers Bank and the Federal Home Loan Bank (“FHLB”) of Pittsburgh stocks.

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

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of March 31, 2013. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of March 31, 2013 is no assurance that impairment may not occur in the future.

Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of March 31, 2013 and December 31, 2012 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximates the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The Company had no debt securities it deemed to be other than temporarily impaired at March 31, 2013 and December 31, 2012.

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

Loans Serviced – The Bank administers secondary market mortgage programs available through the Federal Home Loan Bank of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At March 31, 2013 and December 31, 2012 the balance of loans serviced for others was $328,513,000 and $329,360,000.

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

Premises and Equipment – Buildings, improvements, equipment, furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been provided generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements – 10 to 40 years; equipment, furniture and fixtures – 3 to 15 years; and computer software – 3 to 5 years. Repairs and maintenance are charged to operations as incurred, while major additions and improvements are capitalized. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal.

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

Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $1,925,000 and $1,876,000 as of March 31, 2013 and December 31, 2012 and is included in other assets.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”) – The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities which are included in short-term borrowings. Under these agreements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For the repurchase agreements, the collateral is held by the Company in a segregated custodial account under a third party agreement.

Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $74,000 and $227,000 for the three months ended March 31, 2013 and 2012.

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

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is limited to unrealized gains (losses) on securities available for sale for all years presented.

The component of accumulated other comprehensive income, net of taxes, at March 31, 2013 and December 31, 2012 consisted of unrealized gains on securities available for sale and totaled $1,325,000 and $1,828,000.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 8. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Reporting – The Company only operates in one significant segment – Community Banking. The Company’s non-banking activities are insignificant to the consolidated financial statements.

Recent Accounting Pronouncements – In December 2011, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures About Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The provisions of ASU No. 2013-01 limits the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption had no impact on the Company’s consolidated statements of operations and financial condition.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company’s only item of accumulated other comprehensive income is unrealized gains or losses on securities available for sale, the adoption of this standard had no impact on our Consolidated Financial Statements.

NOTE 2. SECURITIES AVAILABLE FOR SALE

At March 31, 2013 and December 31, 2012, the investment securities portfolio was comprised exclusively of securities classified as “available for sale”, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at March 31, 2013 and December 31, 2012 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013
U.S. Treasury	$25,996	$21	$0	$26,017
U.S. Government Agencies	28,220	47	203	28,064
U.S. Government Sponsored Enterprises (GSE)	40,843	330	7	41,166
States and political subdivisions	56,909	1,250	164	57,995
GSE residential mortgage-backed securities	164,445	1,279	233	165,491
GSE commercial mortgage-backed securities	31,232	0	301	30,931

Total debt securities	347,645	2,927	908	349,664
Equity securities – financial services	50	19	0	69

Totals	$347,695	$2,946	$908	$349,733

December 31, 2012
U.S. Treasury	$25,996	$14	$0	$26,010
U.S. Government Sponsored Enterprises (GSE)	44,331	431	0	44,762
States and political subdivisions	37,324	1,588	3	38,909
GSE residential mortgage-backed securities	160,118	1,014	333	160,799
GSE commercial mortgage-backed securities	31,339	143	61	31,421

Total debt securities	299,108	3,190	397	301,901
Equity securities – financial services	50	19	0	69

Totals	$299,158	$3,209	$397	$301,970

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
U.S. Government Agencies	$12,891	$203	$0	$0	$12,891	$203
U.S. Government Sponsored Enterprises (GSE)	2,194	7	0	0	2,194	7
States and political subdivisions	18,090	164	0	0	18,090	164
GSE residential mortgage-backed securities	51,613	218	1,951	15	53,564	233
GSE commercial mortgage-backed securities	30,931	301	0	0	30,931	301

Total temporarily impaired securities	$115,719	$893	$1,951	$15	$117,670	$908

December 31, 2012
States and political subdivisions	$885	$3	$0	$0	$885	$3
GSE residential mortgage-backed securities	64,952	312	2,657	21	67,609	333
GSE commercial mortgage-backed securities	20,396	61	0	0	20,396	61

Total temporarily impaired securities	$86,233	$376	$2,657	$21	$88,890	$397

The Company had 37 securities and 27 securities at March 31, 2013 and December 31, 2012 in which the amortized cost exceeds their values, as discussed below.

U.S. Agencies and Government Sponsored Enterprises (GSE). Twenty eight U.S. Agencies and GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, all but one of which are in the less than 12 months category at March 31, 2013. At December 31, 2012, the Company had 26 GSE securities with amortized costs which exceed their fair values, all but one of which was in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013 or at December 31, 2012.

State and Political Subdivisions. Nine state and political subdivision securities had amortized costs which exceeded their fair value for less than 12 months at March 31, 2013. At December 31, 2012, one state and political subdivision security had an unrealized loss, which was less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013 or at December 31, 2012.

The amortized cost and fair values of securities available for sale at March 31, 2013 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$26,627	$26,699
Due after one year through five years	31,688	31,781
Due after five years through ten years	21,058	21,657
Due after ten years	72,595	73,105
GSE residential mortgage-backed securities	164,445	165,491
GSE commercial mortgage-backed securities	31,232	30,931

Total debt securities	347,645	349,664
Equity securities	50	69

	$347,695	$349,733

Proceeds from sales of securities available for sale for the quarters ended March 31, 2013 and 2012 were $19,786,000 and $30,865,000. Gross gains on the sales of securities were $259,000 and $2,260,000 for the quarters ended March 31, 2013 and 2012. Gross losses on securities available for sale were $137,000 and $29,000 for the quarters ended March 31, 2013 and 2012.

Securities with a fair value of $243,107,000 and $258,024,000 at March 31, 2013 and December 31, 2012 were pledged to secure public funds and for other purposes as required or permitted by law.

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

Home equity loans, including term loans and lines of credit, present a slightly higher risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner occupied residential property, but can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The credit worthiness of the borrower is considered including credit scores and debt-to-income ratios, which generally cannot exceed 43%.

Installment and other loans’ credit risk are mitigated through conservative underwriting standards, including the evaluation of the credit worthiness of the borrower, through credit scores and debt-to-income ratios, and if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, they typically present a greater risk to the Company than 1-4 family residential loans.

The loan portfolio, excluding residential loans held for sale, broken out by classes, as of March 31, 2013 and December 31, 2012 was as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$137,354	$144,290
Non-owner occupied	108,256	120,930
Multi-family	21,181	21,745
Non-owner occupied residential	64,621	66,381
Acquisition and development:
1-4 family residential construction	1,989	2,850
Commercial and land development	24,878	30,375
Commercial and industrial	42,443	39,340
Municipal	67,470	68,018
Residential mortgage:
First lien	108,964	108,601
Home equity – term	15,333	14,747
Home equity – Lines of credit	75,724	79,448
Installment and other loans	6,535	7,014

	$674,748	$703,739

In order to monitor ongoing risk associated with its loan portfolio and specific credits within the segments, management uses an internal grading system. The first several rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including special mention, substandard, doubtful or loss. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard” loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “Doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset; its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss”, there is little prospect of collecting the loan’s principal or interest and it is generally written off.

The Bank has a loan review policy and program which is designed to identify and mitigate risk in the lending function. The Credit Administration Committee, comprised of executive officers and loan department personnel, was charged with the oversight of overall credit quality and risk exposure of the Company’s loan portfolio. Effective December 31, 2012, the Credit Administration Committee became a subcommittee of the Enterprise Risk Management (“ERM”) Committee. From that date forward, the ERM Committee is responsible for oversight of the overall credit quality and risk exposure. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000. Loan review documentation is submitted to the ERM Committee no less than quarterly with a formal review and confirmation of risk rating as presented by independent loan review personnel. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the ERM Committee on a quarterly basis, with reaffirmation of the rating as approved by the Bank’s Loan Work Out Committee or loan review staff.

The following summarizes the Bank’s ratings based on its internal risk rating system as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2013
Commercial real estate:
Owner-occupied	$118,677	$9,998	$6,514	$2,165	$0	$137,354
Non-owner occupied	81,661	12,342	11,255	2,998	0	108,256
Multi-family	17,050	3,412	719	0	0	21,181
Non-owner occupied residential	44,226	11,547	4,931	3,917	0	64,621
Acquisition and development:
1-4 family residential construction	1,018	162	0	293	516	1,989
Commercial and land development	13,163	6,263	2,619	2,833	0	24,878
Commercial and industrial	37,042	2,896	1,176	564	765	42,443
Municipal	67,470	0	0	0	0	67,470
Residential mortgage:
First lien	102,760	3,515	0	2,689	0	108,964
Home equity – term	15,014	210	72	37	0	15,333
Home equity – Lines of credit	73,013	844	1,348	519	0	75,724
Installment and other loans	6,523	10	1	1	0	6,535

	$577,617	$51,199	$28,635	$16,016	$1,281	$674,748

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2012
Commercial real estate:
Owner-occupied	$121,333	$11,917	$8,623	$2,229	$188	$144,290
Non-owner occupied	95,876	7,351	14,241	3,462	0	120,930
Multi-family	17,205	3,936	585	19	0	21,745
Non-owner occupied residential	45,468	12,199	3,346	5,368	0	66,381
Acquisition and development:
1-4 family residential construction	1,608	333	0	198	711	2,850
Commercial and land development	14,793	8,937	2,836	3,208	601	30,375
Commercial and industrial	33,380	3,713	429	566	1,252	39,340
Municipal	68,018	0	0	0	0	68,018
Residential mortgage:
First lien	101,390	3,026	1,604	2,581	0	108,601
Home equity – term	14,403	52	235	57	0	14,747
Home equity – Lines of credit	76,418	1,073	1,365	592	0	79,448
Installment and other loans	6,998	11	3	2	0	7,014

	$596,890	$52,548	$33,267	$18,282	$2,752	$703,739

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

As of March 31, 2013 and December 31, 2012, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discount cash flows for those loans classified as trouble debt restructurings but are accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2013 and December 31, 2012. Allowances established at March 31, 2013 and December 31, 2012 generally pertain to those credits in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2013
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,165	$2,426
Non-owner occupied	1,248	1,249	325	1,750	3,730
Non-owner occupied residential	202	202	45	3,715	5,353
Acquisition and development:
1-4 family residential construction	516	536	9	293	299
Commercial and land development	0	0	0	2,833	7,427
Commercial and industrial	885	914	627	444	444
Residential mortgage:
First lien	0	0	0	2,689	2,906
Home equity – term	0	0	0	37	58
Home equity – Lines of credit	0	0	0	519	528
Installment and other loans	0	0	0	1	2

	$2,851	$2,901	$1,006	$14,446	$23,173

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,417	$2,680
Non-owner occupied	1,257	1,257	329	2,205	5,487
Multi-family	0	0	0	19	198
Non-owner occupied residential	204	204	46	5,164	6,510
Acquisition and development:
1-4 family residential construction	711	725	9	198	202
Commercial and land development	0	0	0	3,809	8,556
Commercial and industrial	1,373	1,402	928	445	445
Residential mortgage:
First lien	0	0	0	2,581	2,784
Home equity – term	0	0	0	57	75
Home equity – Lines of credit	0	0	0	592	597
Installment and other loans	0	0	0	2	2

	$3,545	$3,588	$1,312	$17,489	$27,536

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the three months ended March 31:

	2013		2012
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,291	$0	$11,229	40
Non-owner occupied	3,230	0	19,270	67
Multi-family	10	0	2,814	0
Non-owner occupied residential	4,643	3	41,380	146
Acquisition and development:
1-4 family residential construction	859	0	1,714	0
Commercial and land development	3,321	0	16,117	71
Commercial and industrial	1,574	0	2,128	8
Residential mortgage:
First lien	2,635	2	2,001	0
Home equity – term	47	0	316	0
Home equity – lines of credit	555	0	489	0
Installment and other loans	2	0	13	0

Total	$19,167	$5	$97,471	$332

The following presents impaired loans that are troubled debt restructurings, with the recorded investment being both the pre-modification and post-modification balances as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing:
Commercial real estate:
Non-owner occupied	2	$1,967	2	$1,981
Non-owner occupied residential	1	202	1	204
Commercial and industrial	1	120	1	122
Residential mortgage:
First lien	2	753	2	749
Home equity – lines of credit	1	36	1	36

	7	3,078	7	3,092

Nonaccruing:
Commercial real estate:
Owner-occupied	1	7	1	7
Non-owner occupied	4	984	4	1,209

	5	991	5	1,216

	12	$4,069	12	$4,308

The following table presents restructured loans, included in nonaccrual status, that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the period March 31, 2013 and 2012.

	March 31, 2013		March 31, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-owner occupied residential	0	$0	5	$1,217
Owner occupied	0	0	3	1,294

	0	$0	8	$2,511

The following presents the number of loans modified, and their pre-modification and post-modification investment balances for the three months ended March 31, 2013 and 2012:

	2013		2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing:
Commercial and industrial	0	$0	1	$37

	0	0	1	37

Nonaccruing:
Commercial real estate:
Non-owner occupied	0	0	1	473
Commercial and industrial	0	0	1	302

	0	0	2	775

	0	$0	3	$812

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2013 and December 31, 2012:

		Days Past Due
Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2013
Commercial real estate:
Owner-occupied	$134,381	$202	$606	$0	$808	$2,165	$137,354
Non-owner occupied	107,003	0	222	0	222	1,031	108,256
Multi-family	21,042	0	139	0	139	0	21,181
Non-owner occupied residential	59,827	476	603	0	1,079	3,715	64,621
Acquisition and development:
1-4 family residential construction	1,180	0	0	0	0	809	1,989
Commercial and land development	21,190	855	0	0	855	2,833	24,878
Commercial and industrial	40,954	219	61	0	280	1,209	42,443
Municipal	67,470	0	0	0	0	0	67,470
Residential mortgage:
First lien	104,963	1,990	74	0	2,064	1,937	108,964
Home equity – term	15,150	140	6	0	146	37	15,333
Home equity – Lines of credit	74,820	208	213	0	421	483	75,724
Installment and other loans	6,479	52	3	0	55	1	6,535

	$654,459	$4,142	$1,927	$0	$6,069	$14,220	$674,748

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans

December 31, 2012
Commercial real estate:
Owner-occupied	$141,833	$40	$0	$0	$40	$2,417	$144,290
Non-owner occupied	119,320	129	0	0	129	1,481	120,930
Multi-family	21,726	0	0	0	0	19	21,745
Non-owner occupied residential	60,890	122	205	0	327	5,164	66,381
Acquisition and development:
1-4 family residential construction	1,770	0	171	0	171	909	2,850
Commercial and land development	26,054	511	1	0	512	3,809	30,375
Commercial and industrial	37,348	296	0	0	296	1,696	39,340
Municipal	68,018	0	0	0	0	0	68,018
Residential mortgage:
First lien	104,933	1,565	270	0	1,835	1,833	108,601
Home equity – term	14,609	81	0	0	81	57	14,747
Home equity – Lines of credit	78,880	0	12	0	12	556	79,448
Installment and other loans	6,837	161	14	0	175	2	7,014

	$682,218	$2,905	$673	$0	$3,578	$17,943	$703,739

The Company’s maintains the allowance for loan losses at a level believed adequate by management to absorb losses inherent in the portfolio. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluation of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.

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

In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of March 31, 2013 and December 31, 2012, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:

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

Prior to December 31, 2012, qualitative factors were also utilized in the determination of loans collectively evaluated for impairment, but consisted of only five factors, which are included in the eight factors listed above, with anticipated loss allocations that ranged from 0-8 basis points. It was determined that the qualitative adjustments would be expanded to the current range of a minus 150 basis points to a positive 150 basis points, as the prior range of 0-8 basis points was deemed to be too restrictive and did not adequately address the credit improvement in the remaining loan portfolio.

Activity in the allowance for loan losses for three months ended March 31, 2013 and 2012 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	(473)	(746)	(292)	62	(1,449)	1,145	31	1,176	273	0
Charge-offs	(1,142)	(145)	0	0	(1,287)	(38)	(20)	(58)	0	(1,345)
Recoveries	61	3	10	0	74	6	16	22	0	96

Balance, end of period	$12,165	$2,614	$1,353	$285	$16,417	$3,388	$112	$3,500	$2,000	$21,917

March 31, 2012
Balance, beginning of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	13,364	3,850	855	116	18,185	592	(24)	568	447	19,200
Charge-offs	(26,663)	(7,312)	(1,068)	0	(35,043)	(228)	(12)	(240)	0	(35,283)
Recoveries	22	473	19	0	514	4	6	10	0	524

Balance, end of period	$16,282	$6,719	$891	$905	$24,797	$1,301	$45	$1,346	$2,013	$28,156

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
March 31, 2013
Loans allocated by:
Individually evaluated for impairment	$9,080	$3,642	$1,329	$0	$3,245	$1	$0	$17,297
Collectively evaluated for impairment	322,332	23,225	41,114	67,470	196,776	6,534	0	657,451

	$331,412	$26,867	$42,443	$67,470	$200,021	$6,535	$0	$674,748

Allowance for loan losses allocated by:
Individually evaluated for impairment	$370	$9	$627	$0	$0	$0	$0	$1,006
Collectively evaluated for impairment	11,795	2,605	726	285	3,388	112	2,000	20,911

	$12,165	$2,614	$1,353	$285	$3,388	$112	$2,000	$21,917

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
December 31, 2012
Loans allocated by:
Individually evaluated for impairment	$11,266	$4,718	$1,818	$0	$3,230	$2	$0	$21,034
Collectively evaluated for impairment	342,080	28,507	37,522	68,018	199,566	7,012	0	682,705

	$353,346	$33,225	$39,340	$68,018	$202,796	$7,014	$0	$703,739

Allowance for loan losses allocated by:
Individually evaluated for impairment	$375	$9	$928	$0	$0	$0	$0	$1,312
Collectively evaluated for impairment	13,344	3,493	707	223	2,275	85	1,727	21,854

	$13,719	$3,502	$1,635	$223	$2,275	$85	$1,727	$23,166

NOTE 4. INCOME TAXES

The Company files income tax returns in the U. S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U. S. federal or state income tax examination by tax authorities for years before 2009.

Included in the balance sheet at March 31, 2013 and December 31, 2012, are tax positions related to loan charge-offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

The components of income tax expense for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Current year provision:
Federal	$30	$(2,292)
State	0	42
Deferred tax expense (benefit)	69	(2,582)
Valuation allowance on deferred taxes	(69)	0

Net income tax expense (benefit)	$30	$(4,832)

The provision for income taxes includes $43,000 and $781,000 of applicable income tax expense related to net security gains for March 31, 2013 and 2012.

The components of the net deferred tax liability, included in other liabilities, are as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Deferred tax assets:
Allowance for loan losses	$9,234	$9,672
Deferred compensation	478	477
Retirement plans and salary continuation	1,505	1,473
Stock compensation	184	184
Off balance sheet commitment reserves	218	231
Nonaccrual loan interest	268	228
Goodwill	214	214
Low income housing credit carry forward	925	806
Alternative minimum tax credit carryforward	30	0
Charitable contribution carry forward	393	391
Net operating loss carry forward	8,589	8,466
Other	221	237

Total deferred tax assets	22,259	22,379
Valuation allowance	(20,166)	(20,235)

	2,093	2,144

Deferred tax liabilities:
Depreciation	1,173	1,232
Net unrealized gains on securities available for sale	713	984
Purchase accounting adjustments	554	575
Other	366	337

Total deferred tax liabilities	2,806	3,128

Net deferred tax liability	$(713)	$(984)

As of March 31, 2013, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2018, 2032 and 2032, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it wasn’t more likely than not that the net deferred tax asset would be realized at March 31, 2013 and December 31, 2012.

Accordingly, a full valuation allowance for the net amount of the deferred tax assets, which represented future deductible temporary differences on our tax returns, was established at March 31, 2013 and December 31, 2012. Primary factors contributing to this determination at March 31, 2013 and December 31, 2012 included:

•	The Company has exhausted all of its carryback availability to 2010 – 2011, as we had recognized current federal income tax receivable which fully offset 2010 and 2011’s taxable income.

•

As of March 31, 2013 and December 31, 2012, the Company was in a three-year cumulative loss position, representing significant negative evidence against the realizability of the deferred tax asset, and we do not expect to be out of a cumulative loss position over the next few quarters.

•	The entire balance of the deferred tax asset is disallowed for purposes of calculating regulatory capital ratios as of March 31, 2013 and December 31, 2012.

Given the current uncertainty of the economy and in the event economic and real estate conditions decline, additional losses may result in our loan portfolio above those already provided for. As a result, we have placed less weight on our current forecast of earnings until the point where we demonstrate sustainable earnings for the realization of the deferred tax asset.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2013 and December 31, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of March 31, 2013 and December 31, 2012 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$96,288	12.8%	$60,384	8.0%	n/a	n/a
Orrstown Bank	94,264	12.5%	60,336	8.0%	$75,420	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	86,692	11.5%	30,192	4.0%	n/a	n/a
Orrstown Bank	84,675	11.2%	30,168	4.0%	45,252	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	86,692	7.2%	48,049	4.0%	n/a	n/a
Orrstown Bank	84,675	7.0%	48,071	4.0%	60,089	5.0%

December 31, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$94,928	12.2%	$62,438	8.0%	n/a	n/a
Orrstown Bank	92,466	11.9%	62,418	8.0%	$78,023	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	84,999	10.9%	31,219	4.0%	n/a	n/a
Orrstown Bank	82,540	10.6%	31,209	4.0%	46,814	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	84,999	6.8%	49,840	4.0%	n/a	n/a
Orrstown Bank	82,540	6.6%	49,873	4.0%	62,341	5.0%

NOTE 6. EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012

Net income (loss)	$1,560	$(8,218)

Weighted average shares outstanding	8,084	8,055
Impact of common stock equivalents	0	0

Weighted average shares outstanding (diluted)	8,084	8,055

Per share information:
Basic earnings (loss) per share	$0.19	$(1.02)
Diluted earnings (loss) per share	0.19	(1.02)

Stock options for 242,603 and 346,405 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2013 and 2012 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

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

	Contract or Notional Amount
(Dollars in thousands)	March 31, 2013	December 31, 2012
Commitments to fund:
Revolving, open ended home equity loans	$79,887	$77,674
1-4 family residential construction loans	1,636	1,002
Commercial real estate, construction and land development loans	593	1,021
Commercial, industrial and other loans	45,559	60,250
Standby letters of credit	11,428	11,551

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a first party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of March 31, 2013 and December 31, 2012, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $559,000 and $583,000 at March 31, 2013 and December 31, 2012 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended March 31, 2013 and 2012, ($24,000) and $103,000 was charged to other noninterest expense for this exposure.

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program was $107,602,000 and $115,630,000 at March 31, 2013 and December 31, 2012, with limited recourse back to the Company on these loans of $8,420,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. For the three months ended March 31, 2013 and 2012, the Company is in the process of foreclosing on loans sold under the MPF program or recovered amounts previously charged off, with a resulting charge of ($26,000) and $98,000 to other expenses representing an estimate of the Company’s loss under its recourse exposure.

NOTE 8. FAIR VALUE DISCLOSURES

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

The Company had no fair value liabilities at March 31, 2013 and December 31, 2012. A summary of assets at March 31, 2013 and December 31, 2012, measured at estimated fair value on a recurring basis was as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2013
Securities available for sale:
U.S. Treasury	$0	$26,017	$0	$26,017
U.S. Government Agencies	0	28,064	0	28,064
U.S. Government Sponsored Enterprises (GSE)	0	41,166	0	41,166
States and political subdivisions	0	57,995	0	57,995
GSE residential mortgage-backed securities	0	165,491	0	165,491
GSE commercial mortgage-backed securities	0	30,931	0	30,931

Total debt securities	0	349,664	0	349,664
Equity securities – Financial services	0	69	0	69

Total securities	$0	$349,733	$0	$349,733

December 31, 2012
Securities available for sale:
U.S. Treasury	$0	$26,010	$0	$26,010
U.S. Government Sponsored Enterprises (GSE)	0	44,762	0	44,762
States and political subdivisions	0	38,909	0	38,909
GSE residential mortgage-backed securities	0	160,799	0	160,799
GSE commercial mortgage-backed securities	0	31,421	0	31,421

Total debt securities	0	301,901	0	301,901
Equity securities – Financial services	0	69	0	69

Total securities	$0	$301,970	$0	$301,970

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis; however not all impaired loans have an allocation to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the consolidated statements of operations. Specific allocations to the allowance for loan losses or cumulative partial charge-offs were $9,227,000 and $10,843,000 at March 31, 2013 and December 31, 2012.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific cumulative charges to value the real estate owned at the lower of cost or fair value on properties held at March 31, 2013 and December 31, 2012 were $533,000 and $581,000.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income as less than its carrying value, in which case a lower of cost or fair value charge is taken. As of March 31, 2013 and December 31, 2012, a $575,000 and $644,000 lower of cost or fair value reserve existed on the mortgage servicing rights portfolio.

A summary of assets at March 31, 2013 and December 31, 2012 measured at fair value on a nonrecurring basis is as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2013
Impaired loans, net	$0	$0	$8,421	$8,421
Foreclosed real estate	0	0	1,060	1,060
Mortgage servicing rights	0	0	2,330	2,330

December 31, 2012
Impaired loans, net	$0	$0	$10,675	$10,675
Foreclosed real estate	0	0	1,101	1,101
Mortgage servicing rights	0	0	2,296	2,296

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2013
Impaired loans	$8,421	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

Foreclosed real estate	1,060	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-25% discount

Mortgage servicing rights	2,330	Discounted cash flows	Remaining term Discount rate	4.5 years 10.70%

December 31, 2012
Impaired loans	$10,675	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

Foreclosed real estate	1,101	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

Mortgage servicing rights	2,296	Discounted cash flows	Remaining term Discount rate	4.0 years 10.70%

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2013:
Financial Assets
Cash and due from banks	$10,713	$10,713	$10,713	$0	$0
Interest bearing deposits with banks	84,057	84,057	84,057	0	0
Restricted investments in bank stock	9,582	9,582	0	0	9,582
Securities available for sale	349,733	349,733	0	349,733	0
Loans held for sale	7,180	7,180	0	7,180	0
Loans, net of allowance for loan losses	652,831	648,286	0	0	648,286
Accrued interest receivable	3,444	3,444	0	0	3,444
Mortgage servicing rights	2,330	2,330	0	0	2,330
Financial Liabilities
Deposits	1,044,297	1,048,186	0	1,048,186	0
Short-term borrowings	15,244	15,244	0	15,244	0
Long-term debt	37,128	38,216	0	38,216	0
Accrued interest payable	425	425	0	425	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2012:
Financial Assets
Cash and due from banks	$16,933	$16,933	$16,933	$0	$0
Interest bearing deposits with banks	133,755	133,755	133,755	0	0
Restricted investments in bank stock	9,804	9,804	0	0	9,804
Securities available for sale	301,970	301,970	0	301,970	0
Loans held for sale	7,862	7,862	0	7,862	0
Loans, net of allowance for loan losses	680,573	681,414	0	0	681,414
Accrued interest receivable	3,188	3,188	0	0	3,188
Mortgage servicing rights	2,296	2,296	0	0	2,296
Financial Liabilities
Deposits	$1,085,039	$1,089,344	0	$1,089,344	0
Short-term borrowings	9,650	9,650	0	9,650	0
Long-term debt	37,470	38,676	0	38,676	0
Accrued interest payable	424	424	0	424	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 9. CONTINGENCIES

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

On March 28, 2013, the Court issued a Second Scheduling Order requiring defendants to file their motions to dismiss the amended complaint by May 28, 2013. The Order gives SEPTA until July 22, 2013 to file its oppositions to defendants’ motions to dismiss, and requires defendants to file reply briefs in support of their motions to dismiss by August 23, 2013.

The matter is currently progressing through the legal process. The Defendants believe that the allegations in the complaint are without merit, and intends to defend vigorously against those claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a bank holding company (that has elected status as a financial holding company with the Federal Reserve Board), with a wholly-owned bank subsidiary, Orrstown Bank (the “Bank”). The following is a discussion of our consolidated financial condition at March 31, 2013 and results of operations for the three months ended March 31, 2013 and 2012. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Company has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the Company’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, including changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, changes in the rate of inflation, changes in technology, our ability to attract skilled personnel and retain key members of our senior management team, the intensification of competition within the Company’s market area, the outcome of litigation against the Company and other similar factors. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements contained in this Report, see “Caution About Forward Looking Statements” section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s prior cumulative taxable losses, projections for future taxable income and other available evidence, management determined that there was not sufficient positive evidence to outweigh the cumulative loss, and concluded it was not more likely than not that the net deferred tax asset would be realized. Accordingly, a full valuation allowance was recorded at March 31, 2013 and December 31, 2012. Management will continue to update its analysis quarterly, and after a period of sustainable taxable income, the valuation allowance may be reversed in part or in total.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2013 COMPARED TO QUARTER ENDED MARCH 31, 2012

Summary

The Company recorded a net income of $1,560,000 for the first quarter of 2013 compared to net loss of $8,218,000 for the same period in 2012. Basic and diluted earnings (loss) per share (EPS) for the first quarter of 2013 were $0.19, compared to ($1.02) for the first quarter of 2012. The significant improvement in earnings is primarily the result of improved asset quality which resulted in, or reduction of, the provision for loan losses of $19,200,000 from the three months ended March 31, 2012 to 2013. Net interest income of $8,107,000 was $2,735,000 less for the three months ended March 31, 2013 than in 2012, as largely lower levels of net earning assets led to the decrease.

Net Interest Income

Net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities, is the primary component of the Company’s revenue. Interest earning assets include loans, securities and interest bearing deposits with banks. Interest bearing liabilities include deposits and borrowed funds. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate tax rate.

Net interest income is affected by changes in interest rates, volumes of interest-earning assets and interest-bearing liabilities and the composition of those assets and liabilities. The “net interest spread” and “net interest margin” are two common statistics related to changes in net interest income. The net interest spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning assets. Through the use of noninterest bearing, demand deposits, certain other liabilities, and stockholders’ equity, the net interest margin exceeds the net interest spread, as these funding sources are non-interest bearing.

The “Analysis of Net Interest Income” table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the quarters ended March 31, 2013 and 2012.

For the three months ended March 31, 2013, net interest income measured on a fully tax equivalent basis decreased $2,932,000 to $8,562,000 from $11,494,000 in the corresponding period in 2012. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,381,317,000 for the first quarter of 2012 to $1,131,862,000 for the same period in 2013.

Interest income earned on loans decreased from $11,427,000 for the quarter ended March 31, 2012 to $8,529,000 for the same period in 2013, a $2,898,000 decline. The primary reason for the decline was the average balance of loans decreased from $954,070,000 for the first quarter of 2012 to $694,935,000 for the same period in 2013 due largely to the two loans sales which took place in 2012, combined with scheduled amortization of loans. Partially offsetting the volume variance was an increase in rates earned from 4.86% in 2012 to 4.98% in 2013, as the Company has been able to reduce its non-accrual loans.

Securities interest income also declined in 2013 and totaled $1,349,000 for the quarter ended March 31, 2013, a decrease of $904,000, compared to $2,253,000 for the same period in 2012. Although the average balance on securities has increased from $334,645,000 in the first quarter of 2012 to $342,073,000 for the same period in 2013, the volume increase was not enough to offset the decrease in rates earned on securities, which declined from a tax equivalent yield of 2.69% for the three months ended March 31, 2012 to 1.60% in the same period in 2013. The low interest rate environment has resulted in increased refinancing activity and accelerated prepayments on mortgage backed securities, many of which have premiums associated with them. As the prepayments have accelerated, the amortization of the premiums has been faster than in the past, which has placed pressure on the yields earned on the securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities.

Interest expense on deposits and borrowings for the three months ended March 31, 2013 was $1,377,000, a decrease of $870,000, from $2,247,000 in the same period in 2012. The Company’s cost of funds on interest bearing liabilities has declined to 0.56% for the quarter ended March 31, 2013 from 0.75% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings in 2013 compared to 2012, and as time deposits and long-term debt mature, it has also been able to replace the funds at slightly lower rates.

The Company’s net interest spread of 3.00% declined 28 basis points in the quarter ended March 31, 2013 as compared to the same period in 2012. Net interest margin for the quarter ended March 31, 2013 was 3.07%, a 30 basis point decline from 3.37% for the quarter ended March 31, 2012. Management anticipates continued pressure on the net interest margin in future quarters as rates earned on loans and securities will continue to pay off or mature, and be reinvested at lower interest rates.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE):

Analysis of Net Interest Income

	March 31, 2013			March 31, 2012
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$94,854	61	0.26%	$92,602	$61	0.26%
Securities	342,073	1,349	1.60	334,645	2,253	2.69
Loans	694,935	8,529	4.98	954,070	11,427	4.86

Total interest-earning assets	1,131,862	9,939	3.56	1,381,317	13,741	4.03

Other assets	70,189			59,398

Total	$1,202,051			$1,440,715

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$482,401	217	0.18	$541,673	$404	0.28
Savings deposits	75,493	31	0.17	74,019	31	0.17
Time deposits	384,593	976	1.03	477,890	1,543	1.30
Short term borrowings	10,916	6	0.22	47,971	52	0.47
Long term debt	37,330	147	1.60	51,077	217	1.71

Total interest bearing liabilities	990,733	1,377	0.56	1,192,630	2,247	0.75

Non-interest bearing demand deposits	112,410			109,628
Other	11,219			10,259

Total Liabilities	1,114,362			1,312,517
Shareholders’ Equity	87,689			128,198

Total	$1,202,051		0.49%	$1,440,715		0.66%

Net interest income (FTE)/ net interest spread		8,562	3.00%		11,494	3.28%

Net interest margin			3.07%			3.37%

Tax-equivalent adjustment		(455)			(652)

Net interest income		$8,107			$10,842

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The Company recorded no provision for loan losses for the three months ended March 31, 2013 compared to $19,200,000 for the same period in 2012 and $1,000,000 for the linked quarter ended December 31, 2012. The Company continues to reduce its level of nonperforming and restructured loans, and with lower charge-offs in the last two quarters, it was determined that a provision for loan losses was not required in the first quarter of 2013. Despite no provision and net charge-offs of $1,249,000, the reduction in nonperforming loans allowed for improvements in the ratio of the allowance for loan losses to nonaccrual and restructured loans still accruing from 110.1% at December 31, 2012 to 126.7% at March 31, 2013.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $4,310,000 for the three months ended March 31, 2013, compared to $3,963,000 for the same period in 2012.

•

Trust department and brokerage income, in total, increased $266,000, or 17.8%, to $1,764,000 for the three months ended March 31, 2013 compared to the same period in 2012. The Company has been able to attract new products, accounts and customers which contributed to the increase.

•

Mortgage banking activities revenue for the quarter ended March 31, 2013 was $752,000, a $260,000 increase from the 2012 quarter’s total of $492,000. The low interest rate environment has positively impacted loan origination volume, as refinancing activity has increased. In addition, the low interest rate environment has positively impacted the fair value of our mortgage servicing rights, which allowed for the recovery of $68,000 of our impairment reserve in the first quarter of 2013, compared to an additional charge of $104,000 in the first quarter of 2012.

•	Other income (loss) consists principally of losses on the sale of other real estate owned in both periods presented.

Securities gains totaled $122,000 for the three months ended March 31, 2013 compared to $2,231,000 for the same period in 2012. In 2013, asset/liability management strategies and favorable interest rate conditions led to the sale of securities. These same factors, as well as maintaining capital levels factored into the decision as to the extent and timing of security gains in the first quarter of 2012.

Noninterest Expenses

Noninterest expenses amounted to $10,949,000 for the three months ended March 31, 2013 relatively consistent with the $10,886,000 for the corresponding prior year period.

•

Salaries and employee benefits totaled $5,746,000 for the three months ended March 31, 2013, compared to $4,657,000 for the three months ended March 31, 2012, an increase of $1,089,000. A large component of the difference pertains to health insurance costs, in which favorable cumulative claims history allowed for the reduction of a self-insured reserve of $400,000 in the first quarter of 2012, with no similar benefit in 2013. In addition, with the Company’s return to profitability, certain incentive based employee benefits have been restored, which has resulted in approximately $250,000 in increased expenses.

•

Advertising and bank promotions expense decreased $161,000 to $211,000 for the three months ended March 31, 2013 from $372,000 for the same period in 2012. This reduction in expense relates to the nature and timing of promotions, which were more heavily weighted in the first quarter of 2012 than 2013.

•

FDIC insurance expense increased $144,000 to $665,000 for the three months ended March 31, 2013. The increase in expense is the result of an increased risk rating and associated increased depository insurance rate which has been partially offset by a reduction in the Bank’s assets and deposits.

•

Professional service fees, including loan review assistance, legal fees and accounting expenses, have decreased $40,000 to $761,000 in the first quarter of 2013 from $801,000 in the same period in 2012. During the first quarter of 2013, the Company has been able to reduce consulting fees by $215,000 over the same period in 2012. Partially offsetting these savings were increased legal costs associated with claims against the Company, including a settlement of one claim in the first quarter of 2013 that resulted in a charge of $216,000.

•

Asset quality related costs, including collection problem loan and real estate owned expenses, total $225,000 for the three months ended March 31, 2013, an $870,000 reduction from $1,095,000 for the same period in 2012. Significant reductions in nonperforming assets led to the 79.5% reduction in asset quality related costs.

In order to better understand how noninterest expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. The Company’s efficiency ratio was 84.3% for the three months ended March 31, 2013, compared to 67.7% for the same period in 2012. The increase in the ratio was primarily driven by a decrease in net interest income, without a corresponding decline in noninterest expenses.

Income Tax Expense

Income tax expense totaled $30,000 for the three months ended March 31, 2013, on pre-tax income of $1,590,000, compared to income tax benefit of $4,832,000 recorded on pre-tax loss of $13,050,000 for the three months ended March 31, 2012. During the third quarter of 2012, an evaluation was completed on the net deferred tax asset that existed, which principally resulted from credit and credit related losses and expenses that the company experienced. As a result of the taxable losses that were generated during 2012, and our inability to fully offset the tax to the two preceding carryback years allowed by tax regulation, our net deferred tax asset was dependent on tax planning strategies and future taxable income. Based on forecasted taxable income in the near future, combined with limited tax planning strategies, we were not able to conclude that the deferred tax asset would more likely than not be realized in its entirety, and as such, a valuation allowance was established for the full amount beginning in the third quarter of 2012. An updated evaluation was completed at March 31, 2013, and we continue to believe that the valuation allowance is appropriate, and as such, the $30,000 expense for the quarter pertains to alternative minimum tax, in which an incremental valuation allowance is required on the deferred tax asset.

FINANCIAL CONDITION

A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of March 31, 2013, securities available for sale were $349,733,000, an increase of $47,763,000 from December 31, 2012’s balance of $301,970,000. The growth in the portfolio for each security type is the result of investing the Company’s excess liquidity in the securities available for sale portfolio, as loan balances have declined and securities return a better yield than overnight funds.

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

Home equity loans, including term loans and lines of credit, present a slightly higher risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner occupied residential property, but can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The credit worthiness of the borrower is considered including credit scores and debt-to-income ratios, which generally cannot exceed 43%.

Installment and other loans’ credit risk are mitigated through conservative underwriting standards, including the evaluation of the credit worthiness of the borrower, through credit scores and debt-to-income ratios, and if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets, the value of which may depreciate quickly or may fluctuate, they typically present a greater risk to the Company than 1-4 family residential loans.

The loan portfolio, excluding residential loans held for sale, broken out by classes as of March 31, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$137,354	$144,290
Non-owner occupied	108,256	120,930
Multi-family	21,181	21,745
Non-owner occupied residential	64,621	66,381
Acquisition and development:
1-4 family residential construction	1,989	2,850
Commercial and land development	24,878	30,375
Commercial and industrial	42,443	39,340
Municipal	67,470	68,018
Residential mortgage:
First lien	108,964	108,601
Home equity – term	15,333	14,747
Home equity – Lines of credit	75,724	79,448
Installment and other loans	6,535	7,014

	$674,748	$703,739

The loan portfolio at March 31, 2013 of $674,748,000 decreased $28,991,000 from $703,739,000 at December 31, 2012 and $224,000,000 from March 31, 2012. During the first quarter of 2013, the Company began to transition from an emphasis on working out troubled credits to a focus on growing the loan portfolio. As the Company restores its pipeline, repayments on existing loans outpaced new loans originated, and is the primary reason for the reduction in assets.

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

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of March 31, 2013, December 31, 2012 and March 31, 2012. Relevant asset quality ratios are also presented.

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Nonaccrual loans (cash basis)	$14,220	$17,943	$82,058
Other real estate (OREO)	1,925	1,876	2,413

Total nonperforming assets	16,145	19,819	84,471
Restructured loans still accruing	3,078	3,092	3,844
Loans past due 90 days or more and still accruing	0	0	2

Total risk assets	$19,223	$22,911	$88,317

Loans 30-89 days past due	$6,069	$3,578	$6,501

Asset quality ratios:
Nonaccrual loans to loans	2.11%	2.55%	9.13%
Nonperforming assets to assets	1.35%	1.61%	5.84%
Total nonperforming assets to total loans and OREO	2.39%	2.81%	9.37%
Total risk assets to total loans and OREO	2.84%	3.25%	9.80%
Total risk assets to total assets	1.61%	1.86%	6.10%
Allowance for loan losses to total loans	3.25%	3.29%	3.13%
Allowance for loan losses to nonaccrual loans	154.13%	129.11%	34.31%
Allowance for loan losses to nonaccrual and restructured loans still accruing	126.70%	110.13%	32.78%

A further breakdown of impaired loans at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013			December 31, 2012
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,165	$0	$2,165	$2,417	0	$2,417
Non-owner occupied	1,031	1,967	2,998	1,481	1,981	3,462
Multi-family	0	0	0	19	0	19
Non-owner occupied residential	3,715	202	3,917	5,164	204	5,368
Acquisition and development
1-4 family residential construction	809	0	809	909	0	909
Commercial and land development	2,833	0	2,833	3,809	0	3,809
Commercial and industrial	1,209	120	1,329	1,696	122	1,818
Residential mortgage:
First lien	1,937	753	2,690	1,833	749	2,582
Home equity – term	37	0	37	57	0	57
Home equity – lines of credit	483	36	519	556	36	592
Installment and other loans	1	0	1	2	0	2

	$14,220	$3,078	$17,298	$17,943	$3,092	$21,035

During the first quarter of 2013, the Company continued to actively identify and monitor nonperforming assets and other risk assets, and has acted to address the remaining credit quality issues. Risk assets, defined as nonaccrual loans, restructured and loans past due 90 days or more and still accruing, and real estate owned, declined from $22,911,000 at December 31, 2012 to $19,223,000 at March 31, 2013, an improvement of $3,688,000, or 16.1%

Nonaccrual loans at March 31, 2013 totaled December 31, 2012 totaled $14,220,000, a decrease of $3,723,000 from December 31, 2012’s balance of $17,943,000. The Company remains focused on asset quality remediation, and is diligently working with borrowers to reduce levels of classified and impaired loans.

The allowance for loan losses totaled $21,917,000 at March 31, 2013 compared to $23,166,000 at December 31, 2012, a $1,249,000 decrease attributable to net charge offs during the period. As of March 31, 2013, the allowance for loan losses to total loans was 3.25%, consistent with 3.29% at December 31, 2012. Despite the lower allowance for loan losses balance and lower ratio to outstanding loans, the allowance to loan losses coverage ratio of nonaccrual loans and restructured loans has increased. The allowance for loan losses to nonaccrual loans and restructured loans still accruing increased to 127% at March 31, 2013, from 110% at December 31, 2012. The increase in the coverage ratios reflects lower levels of risk assets, particularly the significant decrease in non-accrual loans discussed above.

A priority of the Company is to continue to work through its nonaccrual loans and other risk elements, in an attempt to reduce the levels of these underperforming assets. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may continue to experience additional impaired loans. Through credit underwriting and administrative policies and procedures, the Company believes it can continue to mitigate its risk of loss, and to reduce its level of nonaccrual and classified loans.

As of March 31, 2013, the Company had approximately 36 lending relationships that had loans that were considered impaired, and included in the impaired loan balance of $17,298,000. Of these relationships, 5 have outstanding book balances in excess of $1,200,000 totaling $10,434,000, or 60% of the total impaired loan balance. In connection with the determination of the impairment associated with these five collateral dependent relationships, partial charge-offs on 3 relationships totaling $3,276,000 were taken and another $1,005,000 of ASC 310 impairment reserves were recorded on the balances at March 31, 2013. The Company takes partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.

The largest impaired relationship that the Company has had a book balance of approximately $2,785,000 at March 31, 2013, is a wholesaler that supplies inventory to the commercial construction industry. As a result of the deterioration in real estate conditions, the borrower’s business has been negatively impacted; leading management to conclude that it will be unable to continue to service its debt requirements. The relationship also includes financing for a residence. Based on recently obtained appraisals and impairment charges, partial charge-offs representing 2.6% of the outstanding March 31, 2013 loan balance have been taken. Extensions of credit to this borrower with subordinate lien positions have been fully charged off. The borrower has filed for bankruptcy, and the Company is working with legal counsel to liquidate the collateral.

A second relationship that the Company has determined to be impaired at March 31, 2013 is with a real estate developer who also actively leases residential properties and operates trailer parks. This relationship consists of separate loans with total outstanding book balances of $2,583,000, secured by different parcels of land or residential structures. Recent appraisals on the collateral securing the outstanding loans received during 2012 resulted in the relationship being placed in nonaccrual status, as the softening of real estate prices and rental prices, and the lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. To date, partial charge-offs or specific reserves of approximately 48% of the outstanding loan balances have been taken. The Company is actively working with the borrower to reduce its outstanding loan balances, and has resulted in a reduction of the loan balance of $374,000 during the first quarter of 2013.

An additional relationship that includes impaired loans and had a balance of approximately $1,950,000 is with a borrower that purchased a large parcel of land in the Company’s market area. The loan is current with respect to the interest only payment requirements. Since there have been no sales to date, and several extension requests, the loan was placed in nonaccrual status. Due to the guarantee of this debt by several municipal authorities, combined with a strong loan to value ratio, no partial charge-offs or specific reserves have been established on this loan as of March 31, 2013.

Another relationship that includes impaired loans with a book balance of $1,840,000 is with a real estate developer that was developing townhomes to be sold to interested parties. Due to the softness in the real estate market and longer absorption periods to sell the townhomes, the properties were converted to residential properties that are being leased. Updated appraisals were obtained in the first quarter of 2013 on the units, and partial charge-offs totaling approximately 44% of the legal balance of the loans were taken. The borrower has been uncooperative with the Company, which has resulted in the Bank exercising its right to assignment of the leases, and collection of rental payments directly from the tenants of the properties. The Company is pursuing foreclosure action.

The final relationship, which has a book balance in excess of nearly $1,280,000, is with a contractor whose business has been negatively impacted by the slow residential construction market. As a result of the deterioration in real estate conditions, volumes have decreased which has had a negative impact on the borrower’s cash flow. As a result, it was determined the borrower would not be able to continue its debt service requirements. As of March 31, 2013, however, the borrower is current with respect to scheduled payments. The Company is still in the process of determining the fair value of the collateral securing the related loans, and has established a preliminary ASC 310 reserve on this relationship totaling approximately 47% of the overall outstanding loan balance at March 31, 2013. During the quarter ended March 31, 2013, the borrower made payments of over $1,200,000 on outstanding obligations.

The Company has another 31 relationships with borrowers that include loans that are individually evaluated for impairment, and has taken a similar approach to those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination properly included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date totaling $4,945,000, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of March 31, 2013. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

Credit Risk Management

Allowance for Loan Losses

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

In order to monitor ongoing risk associated with its loan portfolio and specific credits within the segments, management uses an internal grading system. The first several rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including special mention, substandard, doubtful or loss. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard” loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “Doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset; its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss”, there is little prospect of collecting the loan’s principal or interest and it is generally written off.

The Bank has a loan review policy and program which is designed to identify and mitigate risk in the lending function. The Credit Administration Committee, comprised of executive officers and loan department personnel, was charged with oversight of the overall credit quality and risk exposure of the Company’s loan portfolio. Effective December 31, 2012, the Credit Administration Committee became a subcommittee of the Enterprise Risk Management Committee (“ERM Committee”). From that date forward, the ERM Committee is responsible for the oversight of the overall credit quality and risk exposure. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an internal, independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

Loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000. Loan review documentation is submitted to the ERM Committee no less than quarterly with a formal review and confirmation of risk rating as presented by independent loan review personnel. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the ERM Committee on a quarterly basis, with reaffirmation of the rating as approved by the Bank’s Loan Work Out Committee and confirmed by the loan review staff.

The following tables summarize the Bank’s ratings based on its internal risk rating system as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired Substandard	Doubtful	Total
March 31, 2013
Commercial real estate:
Owner-occupied	$118,677	$9,998	$6,514	$2,165	$0	$137,354
Non-owner occupied	81,661	12,342	11,255	2,998	0	108,256
Multi-family	17,050	3,412	719	0	0	21,181
Non-owner occupied residential	44,226	11,547	4,931	3,917	0	64,621
Acquisition and development:
1-4 family residential construction	1,018	162	0	293	516	1,989
Commercial and land development	13,163	6,263	2,619	2,833	0	24,878
Commercial and industrial	37,042	2,896	1,176	564	765	42,443
Municipal	67,470	0	0	0	0	67,470
Residential mortgage:
First lien	102,760	3,515	0	2,689	0	108,964
Home equity – term	15,014	210	72	37	0	15,333
Home equity – Lines of credit	73,013	844	1,348	519	0	75,724
Installment and other loans	6,523	10	1	1	0	6,535

	$577,617	$51,199	$28,635	$16,016	$1,281	$674,748

December 31, 2012
Commercial real estate:
Owner-occupied	$121,333	$11,917	$8,623	$2,229	$188	$144,290
Non-owner occupied	95,876	7,351	14,241	3,462	0	120,930
Multi-family	17,205	3,936	585	19	0	21,745
Non-owner occupied residential	45,468	12,199	3,346	5,368	0	66,381
Acquisition and development:
1-4 family residential construction	1,608	333	0	198	711	2,850
Commercial and land development	14,793	8,937	2,836	3,208	601	30,375
Commercial and industrial	33,380	3,713	429	566	1,252	39,340
Municipal	68,018	0	0	0	0	68,018
Residential mortgage:
First lien	101,390	3,026	1,604	2,581	0	108,601
Home equity – term	14,403	52	235	57	0	14,747
Home equity – Lines of credit	76,418	1,073	1,365	592	0	79,448
Installment and other loans	6,998	11	3	2	0	7,014

	$596,890	$52,548	$33,267	$18,282	$2,752	$703,739

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

As of March 31, 2013 and December 31, 2012, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the credit, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as troubled debt restructurings but are accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2013 and December 31, 2012. Allowances established at March 31, 2013 and December 31, 2012 generally pertain to those credits in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2013
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,165	$2,426
Non-owner occupied	1,248	1,249	325	1,750	3,730
Non-owner occupied residential	202	202	45	3,715	5,353
Acquisition and development:
1-4 family residential construction	516	536	9	293	299
Commercial and land development	0	0	0	2,833	7,427
Commercial and industrial	885	914	627	444	444
Residential mortgage:
First lien	0	0	0	2,689	2,906
Home equity – term	0	0	0	37	58
Home equity – Lines of credit	0	0	0	519	528
Installment and other loans	0	0	0	1	2

	$2,851	$2,901	$1,006	$14,446	$23,173

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,417	$2,680
Non-owner occupied	1,257	1,257	329	2,205	5,487
Multi-family	0	0	0	19	198
Non-owner occupied residential	204	204	46	5,164	6,510
Acquisition and development:
1-4 family residential construction	711	725	9	198	202
Commercial and land development	0	0	0	3,809	8,556
Commercial and industrial	1,373	1,402	928	445	445
Residential mortgage:
First lien	0	0	0	2,581	2,784
Home equity – term	0	0	0	57	75
Home equity – Lines of credit	0	0	0	592	597
Installment and other loans	0	0	0	2	2

	$3,545	$3,588	$1,312	$17,489	$27,536

The difference between the recorded investment (book balance) and the unpaid principal balance (legal balance) generally results from partial charge-offs taken on loans and payments applied entirely to principal on those loans placed on nonaccrual status.

The following presents impaired loans that are troubled debt restructurings, with the recorded investment being both the pre-modification and post-modification balances, as well as the number of loans modified during the time period, as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing:
Commercial real estate:
Non-owner occupied	2	$1,967	2	$1,981
Non-owner occupied residential	1	202	1	204
Commercial and industrial	1	120	1	122
Residential mortgage:
First lien	2	753	2	749
Home equity – lines of credit	1	36	1	36

	7	3,078	7	3,092

Nonaccruing:
Commercial real estate:
Owner-occupied	1	7	1	7
Non-owner occupied	4	984	4	1,209

	5	991	5	1,216

	12	$4,069	12	$4,308

The following restructured loans, included in nonaccrual status, were modified as troubled debt restructings within the previous 12 months and for which there was a payment default during the period March 31, 2013 and 2012.

	March 31, 2013		March 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Non-owner occupied residential	0	$0	5	$1,217
Owner occupied	0	0	3	1,294

	0	$0	8	$2,511

The following presents the number of loans modified, and their pre-modification and post-modification investment balances for the three months ended March 31, 2013 and 2012:

	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Accruing:
Commercial and industrial	0	$0	1	$37

	0	0	1	37

Nonaccuring:
Commercial real estate:
Non-owner occupied	0	0	1	473
Commercial and industrial	0	0	1	302

	0	0	2	775

	0	$0	3	$812

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

The following summarizes the average recorded investment in impaired loans and related interest income recognized, on loans deemed impaired at March 31, 2013 on a cash basis, and interest income earned but not recognized for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,291	$0	$11,229	$40
Non-owner occupied	3,230	0	19,270	67
Multi-family	10	0	2,814	0
Non-owner occupied residential	4,643	3	41,380	146
Acquisition and development:
1-4 family residential construction	859	0	1,714	0
Commercial and land development	3,321	0	16,117	71
Commercial and industrial	1,574	0	2,128	8
Residential mortgage:
First lien	2,635	2	2,001	0
Home equity – term	47	0	316	0
Home equity – lines of credit	555	0	489	0
Installment and other loans	2	0	13	0

Total	$19,167	$5	$97,471	$332

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loans in the portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2013 and December 31, 2012.

	Current	Days Past Due			Total Past Due	Non- Accrual	Total Loans
		30-59	60-89	90+ (still accruing)
March 31, 2013
Commercial real estate:
Owner-occupied	$134,381	$202	$606	$0	$808	$2,165	$137,354
Non-owner occupied	107,003	0	222	0	222	1,031	108,256
Multi-family	21,042	0	139	0	139	0	21,181
Non-owner occupied	59,827	476	603	0	1,079	3,715	64,621
Acquisition and development:
1-4 family residential construction	1,180	0	0	0	0	809	1,989
Commercial and land development	21,190	855	0	0	855	2,833	24,878
Commercial and industrial	40,954	219	61	0	280	1,209	42,443
Municipal	67,470	0	0	0	0	0	67,470
Residential mortgage:
First lien	104,963	1,990	74	0	2,064	1,937	108,964
Home equity – term	15,150	140	6	0	146	37	15,333
Home equity – Lines of credit	74,820	208	213	0	421	483	75,724
Installment and other loans	6,479	52	3	0	55	1	6,535

	$654,459	$4,142	$1,927	$0	$6,069	$14,220	$674,748

December 31, 2012
Commercial real estate:
Owner-occupied	$141,833	$40	$0	$0	$40	$2,417	$144,290
Non-owner occupied	119,320	129	0	0	129	1,481	120,930
Multi-family	21,726	0	0	0	0	19	21,745
Non-owner occupied residential	60,890	122	205	0	327	5,164	66,381
Acquisition and development:
1-4 family residential construction	1,770	0	171	0	171	909	2,850
Commercial and land development	26,054	511	1	0	512	3,809	30,375
Commercial and industrial	37,348	296	0	0	296	1,696	39,340
Municipal	68,018	0	0	0	0	0	68,018
Residential mortgage:
First lien	104,933	1,565	270	0	1,835	1,833	108,601
Home equity – term	14,609	81	0	0	81	57	14,747
Home equity – lines of credit	78,880	0	12	0	12	556	79,448
Installment and other loans	6,837	161	14	0	175	2	7,014

	$682,218	$2,905	$673	$0	$3,578	$17,943	$703,739

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

In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of March 31, 2013 and December 31, 2012, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:

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

A summary of the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	(473)	(746)	(292)	62	(1,449)	1,145	31	1,176	273	0
Charge-offs	(1,142)	(145)	0	0	(1,287)	(38)	(20)	(58)	0	(1,345)
Recoveries	61	3	10	0	74	6	16	22	0	96

Balance, end of period	$12,165	$2,614	$1,353	$285	$16,417	$3,388	$112	$3,500	$2,000	$21,917

March 31, 2012
Balance, beginning of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	13,364	3,850	855	116	18,185	592	(24)	568	447	19,200
Charge-offs	(26,663)	(7,312)	(1,068)	0	(35,043)	(228)	(12)	(240)	0	(35,283)
Recoveries	22	473	19	0	514	4	6	10	0	524

Balance, end of period	$16,282	$6,719	$891	$905	$24,797	$1,301	$45	$1,346	$2,013	$28,156

The allowance for loan losses totaled $21,917,000 at March 31, 2013, a $1,249,000 decline from December 31, 2012. As of March 31, 2013, the allowance for loan losses to total loans was 3.25% compared to 3.29% as of December 31, 2012, and the allowance for loan losses to nonaccrual loans and restructured loans still accruing improved from 110.13% at December 31, 2012 to 126.70% at March 31, 2013. The increase in the coverage ratio of nonaccrual and restructured loans reflects lower levels of risk assets, particularly the significant decrease in non-accrual loans discussed above.

A summary of relevant asset quality ratios for the three months ended March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012

Ratio of net charge-offs to average loans outstanding (annualized)	0.7%	14.6%
Provision for loan losses to net charge-offs	0.0%	55.2%

Net charge-offs were $1,249,000 for the three months ended March 31, 2013, compared to $34,759,000 for the same period in 2012, and the provision for loan losses to net charge-offs was 0.00% for the three months ended March 31, 2013 compared to 55.2% for the same period in 2012. The lower levels of charge-offs in 2013 significantly decreased the annualized ratio of charge-offs to average loans outstanding and reduced the provision for loan losses to charge-off ratio. The elevated charge-offs for the quarter ended March 31, 2012 significantly increased the annualized charge-offs to average loans outstanding ratio, and was the result of the Company changing its approach to partial charge-offs on impaired loans, versus reserving them as was general practice prior to this quarter. The majority of the charge-offs remain in the non owner-occupied commercial real estate, owner-occupied commercial real estate and commercial and land development loan portfolios.

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at March 31, 2013 and December 31, 2012.

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
March 31, 2013
Loans allocated by:
Individually evaluated for impairment	$9,080	$3,642	$1,329	$0	$3,245	$1	$0	$17,297
Collectively evaluated for impairment	322,332	23,225	41,114	67,470	196,776	6,534	0	657,451

	$331,412	$26,867	$42,443	$67,470	$200,021	$6,535	$0	$674,748

Allowance for loan losses allocated by:
Individually evaluated for impairment	$370	$9	$627	$0	$0	$0	$0	$1,006
Collectively evaluated for impairment	11,795	2,605	726	285	3,388	112	2,000	20,911

	$12,165	$2,614	$1,353	$285	$3,388	$112	$2,000	$21,917

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
December 31, 2012
Loans allocated by:
Individually evaluated for impairment	$11,266	$4,718	$1,818	$0	$3,230	$2	$0	$21,034
Collectively evaluated for impairment	342,080	28,507	37,522	68,018	199,566	7,012	0	682,705

	$353,346	$33,225	$39,340	$68,018	$202,796	$7,014	$0	$703,739

Allowance for loan losses allocated by:
Individually evaluated for impairment	$375	$9	$928	$0	$0	$0	$0	$1,312
Collectively evaluated for impairment	13,344	3,493	707	223	2,275	85	1,727	21,854

	$13,719	$3,502	$1,635	$223	$2,275	$85	$1,727	$23,166

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at March 31, 2013 and December 31, 2012. In addition to the reserve allocations on impaired loans noted above, approximately 24 loans, with outstanding general ledger principal balances of $6,574,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $8,222,000. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology previously discussed. Management routinely reviews its methodology, and may make revisions in order to enhance its analysis, and improves the accuracy of quantifying losses presently inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account. To the extent recoveries of loans previously charged off may be recovered, or improvements in charge-off percentages are experienced, future quarters may include a reversal of the allowance level, or a negative provision for loan losses.

A large component of the reserve for the last two years has been allocated to the commercial real estate segment, which is consistent with this segment having the largest amount of impaired loans at both March 31, 2013 and December 31, 2012.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has increased in 2012, from $1,727,000 at December 31, 2012 to $2,000,000 at March 31, 2013 and represents 9.2% of the entire allowance for loan losses balance at March 31, 2012, compared to 7.5% at December 31, 2012.

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

Total shareholders’ equity increased $1,155,000 from $87,694,000 at December 31, 2012 to $88,849,000 at March 31, 2013. The primary reason for the increase in shareholders’ equity was the $1,560,000 net income for the quarter ended off set by a decline in the unrealized gains on securities available for sale, net of tax.

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

Capital Adequacy. In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that is dependent on future taxable income greater than one year from the reporting date. As of March 31, 2013 and December 31, 2012, the Company provided a full valuation allowance on its deferred tax asset, which reduced the deferred tax asset, excluding other comprehensive income items, to zero.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceeds 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of March 31, 2013 and December 31, 2012, $12,880,000 and $13,820,000 of the allowance for credit losses was excluded from Tier 2 capital.

Regulatory Capital. As of March 31, 2013 and December 31, 2012, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of March 31, 2013 and December 31, 2012 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$96,288	12.8%	$60,384	8.0%	n/a	n/a
Orrstown Bank	94,264	12.5%	60,336	8.0%	$75,420	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	86,692	11.5%	30,192	4.0%	n/a	n/a
Orrstown Bank	84,675	11.2%	30,168	4.0%	45,252	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	86,692	7.2%	48,049	4.0%	n/a	n/a
Orrstown Bank	84,675	7.0%	48,071	4.0%	60,089	5.0%

December 31, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$94,928	12.2%	$62,438	8.0%	n/a	n/a
Orrstown Bank	92,466	11.9%	62,418	8.0%	$78,023	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	84,999	10.9%	31,219	4.0%	n/a	n/a
Orrstown Bank	82,540	10.6%	31,209	4.0%	46,814	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	84,999	6.8%	49,840	4.0%	n/a	n/a
Orrstown Bank	82,540	6.6%	49,873	4.0%	62,341	5.0%

As noted above, the Bank’s capital ratios exceed those to be considered well capitalized under applicable banking regulations. The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In March 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Philadelphia and the Bank entered into a Consent Order with the Pennsylvania Department of Banking. In accordance therewith, the Bank has filed a confidential Capital Plan with each of those banking regulators.

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

Liquidity

The primary function of asset/liability management is to assure adequate liquidity and to manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

In the second quarter of 2012, the FHLB notified that Bank that all borrowings from the FHLB must be secured with acceptable collateral, consisting principally of eligible loans and securities. The FHLB took delivery of the collateral to further protect their risk of loss through the fourth quarter of 2012. In the first quarter of 2013, the collateral was returned to the Bank, however it continues to be pledged for current borrowings outstanding.

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

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Management, through its ALCO process, attempts to manage the level of repricing and maturity mismatch so that fluctuations in net interest income is maintained within policy limits in current and expected market conditions. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate spreads will be sacrificed at times in order to enable the sensitivity position to stay within the guidelines called for by asset/liability management policy. Investment and pricing decisions are made using both liquidity and sensitivity analyses as tools. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation.

The Company’s Risk Sensitive Assets (RSA) to Risk Sensitive Liabilities (RSL) ratio at March 31, 2013 has decreased since December 31, 2012, and is more liability sensitive than at year end. The primary reason for the decrease in the RSA/RSL ratio for each cumulative period presented is due to investing greater liquidity in securities available for sale, and less in interest-bearing deposits in banks in order to capture greater yield.

The following gap summary demonstrates the shift in RSA/RSL (cumulative) position since year end:

	Within 3 Months	Within 6 Months	Within 12 Months	Within 36 Months

March 31, 2013	0.90	0.84	0.92	1.09
December 31, 2012	1.02	0.99	0.94	1.09

Management closely monitors the fiscal and monetary policies of our government and acts in anticipation of changes in order to maintain a healthy earning asset interest bearing liabilities balance.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 4, 2013, SEPTA filed an amended complaint. The amended complaint expands the list of defendants in the action to include the Company’s independent registered public accounting firm and the underwriters of the Company’s March 2010 public offering of common stock. In addition, among other things, the amended complaint extends the purported 1934 Exchange Act class period from March 15, 2010 through April 5, 2012 .

On March 28, 2013, the Court issued a Second Scheduling Order requiring defendants to file their motions to dismiss the amended complaint by May 28, 2013. The Order gives SEPTA until July 22, 2013 to file its oppositions to defendants’ motions to dismiss, and requires defendants to file reply briefs in support of their motions to dismiss by August 23, 2013. The Second Scheduling Order stays all discovery in the case pending the outcome of the motions to dismiss, and informs the parties that a telephonic conference to address discovery and the filing of SEPTA’s motion for class certification will be scheduled after the Court’s ruling on the motions to dismiss.

The Defendants believe that the allegations in SEPTA’s complaint are without merit, and intend to defend vigorously against those claims.

Item 1A – Risk Factors

There have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December  31, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2013, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan. In connection with the formal written agreements entered into with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking, the Company’s Stock Repurchase Plan has been suspended, and the Company does not expect to repurchase shares in the foreseeable future.

The Company did not sell any unregistered securities during the quarter ended March 31, 2013.

Item 3 – Defaults upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed March 1, 2013.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

*	Attached as Exhibit 101 to this Form 10-Q are documents formatted in XBRL (Extensive Business Reporting Language). Pursuant to Rule 406 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospects for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr.
President and CEO
(Principal Executive Officer)

/s/ David P. Boyle
David P. Boyle
Executive Vice President and CFO
(Principal Financial Officer)

Date: May 9, 2013

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed March 1, 2013.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

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