Form 10-Q
period 2013-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2013-08-08
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares outstanding of the registrant’s Common Stock as of August 1, 2013: 8,090,999.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	June 30, 2013	December 31, 2012*
Assets
Cash and due from banks	$13,795	$16,933
Interest bearing deposits with banks	70,541	133,755

Cash and cash equivalents	84,336	150,688

Restricted investments in bank stock	8,954	9,804
Securities available for sale	358,482	301,970

Loans held for sale	3,145	7,862
Loans	672,755	703,739
Less: Allowance for loan losses	(20,098)	(23,166)

Net loans	655,802	688,435

Premises and equipment, net	26,335	26,782
Cash surrender value of life insurance	25,432	25,030
Intangible assets	727	832
Accrued interest receivable	3,621	3,188
Other assets	27,528	25,939

Total assets	$1,191,217	$1,232,668

Liabilities
Deposits:
Non-interest bearing	$119,451	$121,090
Interest bearing	916,032	963,949

Total deposits	1,035,483	1,085,039

Short-term borrowings	26,619	9,650
Long-term debt	26,782	37,470
Accrued interest and other liabilities	14,529	12,815

Total liabilities	1,103,413	1,144,974

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value – $0.05205 stated value per share 50,000,000 shares authorized; 8,091,811 and 8,080,411 shares issued; 8,090,999 and 8,079,599 shares outstanding	421	421
Additional paid – in capital	122,827	122,724
Retained earnings (accumulated deficit)	(32,291)	(37,259)
Accumulated other comprehensive income (loss)	(3,133)	1,828
Treasury stock – common, 812 shares, at cost	(20)	(20)

Total shareholders’ equity	87,804	87,694

Total liabilities and shareholders’ equity	$1,191,217	$1,232,668

*	The consolidated balance sheet at December 31, 2012 has been derived from audited financial statements at that date.

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Interest and dividend income
Interest and fees on loans	$7,847	$10,044	$16,064	$21,150
Interest and dividends on investment securities
Taxable	871	1,029	1,812	2,337
Tax-exempt	221	474	486	1,088
Short-term investments	50	82	111	143

Total interest and dividend income	8,989	11,629	18,473	24,718

Interest expense
Interest on deposits	1,139	1,862	2,363	3,840
Interest on short-term borrowings	8	41	14	93
Interest on long-term debt	141	180	288	397

Total interest expense	1,288	2,083	2,665	4,330

Net interest income	7,701	9,546	15,808	20,388
Provision for loan losses	(1,400)	23,000	(1,400)	42,200

Net interest income after provision for loan losses	9,101	(13,454)	17,208	(21,812)

Noninterest income
Service charges on deposit accounts	1,445	1,543	2,859	3,062
Other service charges, commissions and fees	278	284	506	598
Trust department income	1,151	1,116	2,278	2,252
Brokerage income	439	421	1,076	784
Mortgage banking activities	1,105	727	1,857	1,212
Earnings on life insurance	241	250	480	498
Other income (loss)	5	91	(82)	(14)
Investment securities gains	0	2,595	122	4,826

Total noninterest income	4,664	7,027	9,096	13,218

Noninterest expense
Salaries and employee benefits	5,387	4,977	11,133	9,634
Occupancy expense	487	513	1,035	1,027
Furniture and equipment	851	727	1,628	1,405
Data processing	135	134	263	263
Telephone	84	182	193	342
Advertising and bank promotions	274	308	485	681
FDIC insurance	626	710	1,291	1,231
Professional services	577	751	1,338	1,552
Collection and problem loan expenses	199	579	381	1,297
Real estate owned expenses	17	100	60	476
Taxes other than income	244	230	488	464
Intangible asset amortization	53	52	105	105
Other operating expenses	1,393	1,470	2,876	3,139

Total noninterest expenses	10,327	10,733	21,276	21,616

Income (loss) before income tax (benefit)	3,438	(17,160)	5,028	(30,210)
Income tax expense (benefit)	30	(7,246)	60	(12,078)

Net income (loss)	$3,408	$(9,914)	$4,968	$(18,132)

Per share information:
Basic earnings (loss) per share	$0.42	$(1.23)	$0.61	$(2.25)
Diluted earnings (loss) per share	0.42	(1.23)	0.61	(2.25)
Dividends per share	0.00	0.00	0.00	0.00

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income (loss)	$3,408	$(9,914)	$4,968	$(18,132)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	(6,858)	(118)	(7,510)	919
Reclassification adjustment for (gains) realized in net income	0	(2,595)	(122)	(4,826)

Net unrealized gains (losses)	(6,858)	(2,713)	(7,632)	(3,907)
Tax effect	2,400	949	2,671	1,368

Total other comprehensive income (loss), net of tax and reclassification adjustments	(4,458)	(1,764)	(4,961)	(2,539)

Total comprehensive income (loss)	$(1,050)	$(11,678)	$7	$(20,671)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Six Months Ended June 30, 2013 and 2012
(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2012	$419	$122,514	$1,195	$4,089	$(20)	128,197
Net income (loss)	0	0	(18,132)	0	0	(18,132)
Total other comprehensive income (loss), net of taxes	0	0	0	(2,539)	0	(2,539)
Stock-based compensation plans:
Issuance of stock (8,879 shares)	1	68	0	0	0	69
Compensation expense	0	23	0	0	0	23
Issuance of stock through dividend reinvestment plan (1,407 shares)	0	11	0	0	0	11

Balance, June 30, 2012	$420	$122,616	$(16,937)	$1,550	$(20)	$107,629

Balance, January 1, 2013	$421	$122,724	$(37,259)	$1,828	$(20)	$87,694
Net income	0	0	4,968	0	0	4,968
Total other comprehensive income (loss), net of taxes	0	0	0	(4,961)	0	(4,961)
Stock-based compensation plans:
Issuance of stock (11,175 shares)	0	100	0	0	0	100
Issuance of stock through dividend reinvestment plan (225 shares)	0	3	0	0	0	3

Balance, June 30, 2013	$421	$122,827	$(32,291)	$(3,133)	$(20)	$87,804

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,968	$(18,132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities available for sale	3,954	3,505
Depreciation and amortization	1,359	1,294
Provision for loan losses	(1,400)	42,200
Stock based compensation	44	23
Net change in loans held for sale	4,717	(2,272)
Net loss on disposal of other real estate owned	153	79
Writedown of other real estate owned	0	343
Deferred income taxes, including valuation allowance adjustments	0	(2,538)
Investment securities gains	(122)	(4,826)
Earnings on cash surrender value of life insurance	(402)	(432)
(Increase) decrease in accrued interest receivable	(433)	955
Decrease in accrued interest payable	(36)	(425)
Other, net	1,853	(9,644)

Net cash provided by operating activities	14,655	10,130

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available for sale securities	19,786	93,846
Maturities, repayments and calls of available for sale securities	46,592	38,444
Purchases of available for sale securities	(134,354)	(107,587)
Net change in restricted investments in bank stocks	850	263
Net decrease in loans	28,954	75,617
Purchases of bank premises and equipment	(611)	(781)
Proceeds from disposal of other real estate owned	992	1,536

Net cash provided (used) by investing activities	(37,791)	101,338

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(49,556)	(72,518)
Net increase (decrease) in short term purchased funds	16,969	(7,520)
Payments on long-term debt	(10,688)	(15,656)
Net proceeds from issuance of common stock	59	80

Net cash provided (used) by financing activities	(43,216)	(95,614)

Net increase (decrease) in cash and cash equivalents	(66,352)	15,854
Cash and cash equivalents at beginning of period	150,688	109,669

Cash and cash equivalents at end of period	$84,336	$125,523

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,701	$4,755
Income taxes	0	1,267

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$341	$2,130

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

Basis of Presentation – The unaudited financial statements of the Company and its subsidiary are presented for the three and six months ended June 30, 2013 and 2012 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2012 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. All significant intercompany transactions and accounts have been eliminated.

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

The Company has established a full valuation allowance on its net deferred tax assets at June 30, 2013, based on the Company’s previous taxable losses, projections for future taxable income, and other available evidence, in which management determined it was “more likely than not” that some portion of the asset would not be realized. Management may need to modify its judgment in this regard from one quarter to the next, and should improvement occur in operating performance, the need for a full valuation allowance may be reduced or eliminated.

Subsequent Events – GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after June 30, 2013, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

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

Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of June 30, 2013 and December 31, 2012, and consists of common stock of the Federal Reserve Bank of Philadelphia, Atlantic Central Bankers Bank and the Federal Home Loan Bank (“FHLB”) of Pittsburgh stocks.

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

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of June 30, 2013. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of June 30, 2013 is no assurance that impairment may not occur in the future.

Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of June 30, 2013 and December 31, 2012 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximates the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The Company had no debt securities it deemed to be other than temporarily impaired at June 30, 2013 and December 31, 2012.

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

Loans, the terms of which are modified are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

Allowance for Loan Losses – The allowance for loan losses is established as losses that are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and generally retains the servicing of those loans. At June 30, 2013 and December 31, 2012 the balance of loans serviced for others was $328,972,000 and $329,360,000.

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

Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $1,072,000 and $1,876,000 as of June 30, 2013 and December 31, 2012 and is included in other assets.

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

Stock Compensation Plans – The Company has a stock compensation plan that covers employees and non-employee directors. Stock compensation accounting guidance (FASB ASC 718, Compensation – Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock award, including a Black-Scholes model for stock options. Compensation cost for all stock awards are calculated and recognized over the employee’s service period, generally defined as the vesting period.

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

The component of accumulated other comprehensive income, net of taxes, at June 30, 2013 and December 31, 2012 consisted of unrealized gains (losses) on securities available for sale and totaled ($3,133,000) and $1,828,000.

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

Recent Accounting Pronouncements – In December 2011, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures About Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption had no impact on the Company’s consolidated statements of operations and financial condition.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company’s only item of accumulated other comprehensive income is unrealized gains or losses on securities available for sale, the adoption of this standard had no impact on our Consolidated Financial Statements.

NOTE 2. SECURITIES AVAILABLE FOR SALE

At June 30, 2013 and December 31, 2012, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at June 30, 2013 and December 31, 2012 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013
U.S. Treasury	$25,997	$18	$0	$26,015
U.S. Government Agencies	27,688	155	93	27,750
U.S. Government Sponsored Enterprises (GSE)	40,461	37	493	40,005
States and political subdivisions	65,768	592	2,748	63,612
GSE residential mortgage-backed securities	162,255	620	784	162,091
GSE commercial mortgage-backed securities	41,083	0	2,143	38,940

Total debt securities	363,252	1,422	6,261	358,413
Equity securities – financial services	50	19	0	69

Totals	$363,302	$1,441	$6,261	$358,482

December 31, 2012
U.S. Treasury	$25,996	$14	$0	$26,010
U.S. Government Sponsored Enterprises (GSE)	44,331	431	0	44,762
States and political subdivisions	37,324	1,588	3	38,909
GSE residential mortgage-backed securities	160,118	1,014	333	160,799
GSE commercial mortgage-backed securities	31,339	143	61	31,421

Total debt securities	299,108	3,190	397	301,901
Equity securities – financial services	50	19	0	69

Totals	$299,158	$3,209	$397	$301,970

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. Government Agencies	$12,629	$93	$0	$0	$12,629	$93
U.S. Government Sponsored Enterprises (GSE)	12,310	493	0	0	12,310	493
States and political subdivisions	41,087	2,748	0	0	41,087	2,748
GSE residential mortgage-backed securities	98,066	773	1,276	11	99,342	784
GSE commercial mortgage-backed securities	38,940	2,143	0	0	38,940	2,143

Total temporarily impaired securities	$203,032	$6,250	$1,276	$11	$204,308	$6,261

December 31, 2012
States and political subdivisions	$885	$3	$0	$0	$885	$3
GSE residential mortgage-backed securities	64,952	312	2,657	21	67,609	333
GSE commercial mortgage-backed securities	20,396	61	0	0	20,396	61

Total temporarily impaired securities	$86,233	$376	$2,657	$21	$88,890	$397

The Company had 71 securities and 27 securities at June 30, 2013 and December 31, 2012 in which the amortized cost exceeds their values, as discussed below.

U.S. Agencies and Government Sponsored Enterprises (GSE). 49 U.S. Agencies and GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, all but one of which are in the less than 12 months category at June 30, 2013. At December 31, 2012, the Company had 26 GSE securities with amortized costs which exceed their fair values, all but one of which was in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013 or at December 31, 2012.

State and Political Subdivisions. 22 state and political subdivision securities had amortized costs which exceeded their fair value for less than 12 months at June 30, 2013. At December 31, 2012, one state and political subdivision security had an unrealized loss, which was less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013 or at December 31, 2012.

The amortized cost and fair values of securities available for sale at June 30, 2013 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$34,538	$34,580
Due after one year through five years	22,882	22,962
Due after five years through ten years	20,565	20,233
Due after ten years	81,929	79,607
GSE residential mortgage-backed securities	162,255	162,091
GSE commercial mortgage-backed securities	41,083	38,940

Total debt securities	363,252	358,413
Equity securities	50	69

	$363,302	$358,482

Gross gains on sales of securities were $0 and $2,706,000 for the three months ended June 30, 2013 and 2012. Gross losses on sales of securities were $0 and $111,000 for the three months ended June 30, 2013 and 2012. Gross gains on the sales of securities were $259,000 and $4,966,000 for the six months ended June 30, 2013 and 2012. Gross losses on securities available for sale were $137,000 and $140,000 for the six months ended June 30, 2013 and 2012.

Securities with a fair value of $245,120,000 and $258,024,000 at June 30, 2013 and December 31, 2012 were pledged to secure public funds and for other purposes as required or permitted by law.

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

Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential loans present a different credit risk to the Company than owner-occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships as compared to owner occupied loans mentioned above in its loan pricing.

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

Municipal loans consist of extensions of credit to municipalities and school districts within the Company’s market area. These loans generally present a lower risk than commercial and industrial loans, as they are generally secured by the municipality’s full taxing authority, by revenue obligations, or by its ability to raise assessments on its customers for a specific utility.

The Company originates loans to its retail customers, including fixed-rate and adjustable first lien mortgage loans with the underlying 1-4 family owner-occupied residential property securing the loan. The Company’s risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards which limit the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.

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

Installment and other loans’ credit risk are mitigated through conservative underwriting standards, including the evaluation of the credit worthiness of the borrower through credit scores and debt-to-income ratios, and if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, they typically present a greater risk to the Company than 1-4 family residential loans.

The loan portfolio, excluding residential loans held for sale, broken out by classes, as of June 30, 2013 and December 31, 2012 was as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$111,797	$144,290
Non-owner occupied	128,048	120,930
Multi-family	19,769	21,745
Non-owner occupied residential	62,587	66,381
Acquisition and development:
1-4 family residential construction	1,326	2,850
Commercial and land development	23,402	30,375
Commercial and industrial	40,929	39,340
Municipal	64,761	68,018
Residential mortgage:
First lien	120,788	108,601
Home equity – term	18,448	14,747
Home equity – Lines of credit	74,431	79,448
Installment and other loans	6,469	7,014

	$672,755	$703,739

In order to monitor ongoing risk associated with its loan portfolio and specific loans within the segments, management uses an internal grading system. The first several rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including special mention, substandard, doubtful or loss. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard” loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “Doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss,” there is little prospect of collecting the loan’s principal or interest and it is generally written off.

The Bank has a loan review policy and program which is designed to identify and mitigate risk in the lending function. The Credit Administration Committee, comprised of executive officers and loan department personnel, was charged with the oversight of overall credit quality and risk exposure of the Company’s loan portfolio. Effective December 31, 2012, the Credit Administration Committee became a subcommittee of the Enterprise Risk Management (“ERM”) Committee. From that date forward, the ERM Committee is responsible for oversight of overall credit quality and risk exposure. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2013
Commercial real estate:
Owner-occupied	$98,503	$4,738	$4,640	$3,419	$497	$111,797
Non-owner occupied	101,254	9,410	15,113	2,271	0	128,048
Multi-family	15,684	3,192	893	0	0	19,769
Non-owner occupied residential	47,115	5,801	3,730	5,941	0	62,587
Acquisition and development:
1-4 family residential construction	980	0	0	346	0	1,326
Commercial and land development	12,709	6,286	1,718	2,689	0	23,402
Commercial and industrial	35,725	3,035	262	1,907	0	40,929
Municipal	64,761	0	0	0	0	64,761
Residential mortgage:
First lien	116,068	2,207	0	2,513	0	120,788
Home equity – term	18,330	4	71	43	0	18,448
Home equity – Lines of credit	73,123	668	531	109	0	74,431
Installment and other loans	6,445	12	10	2	0	6,469

	$590,697	$35,353	$26,968	$19,240	$497	$672,755

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2012
Commercial real estate:
Owner-occupied	$121,333	$11,917	$8,623	$2,229	$188	$144,290
Non-owner occupied	95,876	7,351	14,241	3,462	0	120,930
Multi-family	17,205	3,936	585	19	0	21,745
Non-owner occupied residential	45,468	12,199	3,346	5,368	0	66,381
Acquisition and development:
1-4 family residential construction	1,608	333	0	198	711	2,850
Commercial and land development	14,793	8,937	2,836	3,208	601	30,375
Commercial and industrial	33,380	3,713	429	566	1,252	39,340
Municipal	68,018	0	0	0	0	68,018
Residential mortgage:
First lien	101,390	3,026	1,604	2,581	0	108,601
Home equity – term	14,403	52	235	57	0	14,747
Home equity – Lines of credit	76,418	1,073	1,365	592	0	79,448
Installment and other loans	6,998	11	3	2	0	7,014

	$596,890	$52,548	$33,267	$18,282	$2,752	$703,739

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

As of June 30, 2013 and December 31, 2012, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as troubled debt restructurings but that are accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

Generally, impaired loans secured by real estate were measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

•

Original appraisal – if the original appraisal provides a strong loan-to-value ratio (generally 70% or lower) and, after consideration of market conditions and knowledge of the property and area, it is determined by the Credit Administration staff that there has not been a significant deterioration in the collateral value, the original certified appraised value may be used. Discounts as deemed appropriate for selling costs are factored into the appraised value in arriving at fair value.

•

Discounted cash flows – in limited cases, discounted cash flows may be used on projects in which the collateral is liquidated to reduce the borrowings outstanding, and is used to validate collateral values derived from other approaches.

Collateral on certain impaired loans is not limited to real estate, and may consist of accounts receivable, inventory, equipment or other business assets. Estimated fair values are determined based on borrowers’ financial statements, inventory ledgers, accounts receivable agings or appraisals from individuals with knowledge in the business. Stated balances are generally discounted for the age of the financial information or the quality of the assets. In determining fair value, liquidation discounts are applied to this collateral based on existing loan evaluation policies.

The Company distinguishes Substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. “Substandard” classification does not automatically meet the definition of “impaired.” A substandard loan is one that is inadequately protected by current sound worth, paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual extensions of credit classified substandard. As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “Substandard” to be collectively evaluated for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “Substandard,” they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Generally, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following tables summarize impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2013 and December 31, 2012. Allowances established at June 30, 2013 and December 31, 2012 generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2013
Commercial real estate:
Owner-occupied	$497	$950	$497	$3,419	$3,917
Non-owner occupied	0	0	0	2,271	2,781
Non-owner occupied residential	0	0	0	5,941	7,679
Acquisition and development:
1-4 family residential construction	0	0	0	346	371
Commercial and land development	0	0	0	2,689	3,578
Commercial and industrial	0	0	0	1,907	2,002
Residential mortgage:
First lien	150	150	41	2,363	2,647
Home equity – term	41	41	42	2	2
Home equity – Lines of credit	90	90	98	19	20
Installment and other loans	0	0	0	2	3

	$778	$1,231	$678	$18,959	$23,000

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,417	$2,680
Non-owner occupied	1,257	1,257	329	2,205	5,487
Multi-family	0	0	0	19	198
Non-owner occupied residential	204	204	46	5,164	6,510
Acquisition and development:
1-4 family residential construction	711	725	9	198	202
Commercial and land development	0	0	0	3,809	8,556
Commercial and industrial	1,373	1,402	928	445	445
Residential mortgage:
First lien	0	0	0	2,581	2,784
Home equity – term	0	0	0	57	75
Home equity – lines of credit	0	0	0	592	597
Installment and other loans	0	0	0	2	2

	$3,545	$3,588	$1,312	$17,489	$27,536

The following tables summarize the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the three and six months ended June 30:

	Three Months Ended June 30,
	2013		2012
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,041	$58	$10,336	4
Non-owner occupied	2,635	36	16,911	293
Multi-family	0	0	1,175	0
Non-owner occupied residential	4,929	12	22,537	64
Acquisition and development:
1-4 family residential construction	578	0	1,620	2
Commercial and land development	2,761	2	13,358	116
Commercial and industrial	1,618	65	2,871	8
Residential mortgage:
First lien	2,601	0	2,749	27
Home equity – term	40	0	45	2
Home equity – lines of credit	314	0	508	0
Installment and other loans	2	0	14	0

	$18,519	$173	$72,124	$516

	Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:

Owner-occupied	$2,833	$58	$10,161	44
Non-owner occupied	2,910	36	18,002	360
Multi-family	6	0	1,938	0
Non-owner occupied residential	5,075	15	32,033	209
Acquisition and development:
1-4 family residential construction	688	0	1,807	2
Commercial and land development	3,110	2	15,260	187
Commercial and industrial	1,685	65	2,618	17
Residential mortgage:
First lien	2,594	2	2,277	27
Home equity – term	46	0	224	2
Home equity – lines of credit	407	0	338	0
Installment and other loans	2	0	9	0

	$19,356	$178	$84,667	$848

The following table presents impaired loans that are troubled debt restructurings, with the recorded investment as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Non-owner occupied	1	$713	2	$1,981
Non-owner occupied residential	0	0	1	204
Acquisition and development:
Commercial and land development	1	524	0	0
Commercial and industrial	0	0	1	122
Residential mortgage:
First lien	1	454	2	749
Home equity – lines of credit	0	0	1	36

	3	1,691	7	3,092

Nonaccruing:
Commercial real estate:
Owner-occupied	1	7	1	7
Non-owner occupied	1	732	4	1,209
Non-owner occupied residential	5	1,184	0	0
Commercial and industrial	1	118	0	0
Residential mortgage:
First lien	1	287	0	0

	9	2,328	5	1,216

	12	$4,019	12	$4,308

The following table presents restructured loans, included in nonaccrual status, that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the six months ended June 30, 2013 and 2012. There were no contracts for which there was a payment default within the three months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30, 2013		June 30, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate:
Owner occupied	0	$0	1	$6
Non-owner occupied residential	0	0	5	1,555
Acquisition and development:
Commercial and land development	0	0	3	$1,281

	0	$0	9	$2,842

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the three and six months ended June 30, 2013 and 2012:

	2013		2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Three Months Ended:
Acquisition and development:
Commercial and land development	1	$524	0	$0

Six Month Ended:
Acquisition and development:
Commercial and land development	1	$524	0	$0
Commercial and industrial	0	0	1	203
Residential mortgage:
First lien	0	0	1	299
Home equity – lines of credit	0	0	1	37

	1	$524	3	$539

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loans in the portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2013 and December 31, 2012:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2013
Commercial real estate:
Owner-occupied	$107,880	$0	$0	$0	$0	$3,917	$111,797
Non-owner occupied	126,490	0	0	0	0	1,558	128,048
Multi-family	19,769	0	0	0	0	0	19,769
Non-owner occupied residential	56,391	187	68	0	255	5,941	62,587
Acquisition and development:
1-4 family residential construction	980	0	0	0	0	346	1,326
Commercial and land development	20,695	542	0	0	542	2,165	23,402
Commercial and industrial	38,682	340	0	0	340	1,907	40,929
Municipal	64,761	0	0	0	0	0	64,761
Residential mortgage:
First lien	117,105	1,292	332	0	1,624	2,059	120,788
Home equity – term	18,202	203	0	0	203	43	18,448
Home equity – Lines of credit	74,133	189	0	0	189	109	74,431
Installment and other loans	6,387	80	0	0	80	2	6,469

	$651,475	$2,833	$400	$0	$3,233	$18,047	$672,755

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2012
Commercial real estate:
Owner-occupied	$141,833	$40	$0	$0	$40	$2,417	$144,290
Non-owner occupied	119,320	129	0	0	129	1,481	120,930
Multi-family	21,726	0	0	0	0	19	21,745
Non-owner occupied residential	60,890	122	205	0	327	5,164	66,381
Acquisition and development:
1-4 family residential construction	1,770	0	171	0	171	909	2,850
Commercial and land development	26,054	511	1	0	512	3,809	30,375
Commercial and industrial	37,348	296	0	0	296	1,696	39,340
Municipal	68,018	0	0	0	0	0	68,018
Residential mortgage:
First lien	104,933	1,565	270	0	1,835	1,833	108,601
Home equity – term	14,609	81	0	0	81	57	14,747
Home equity – Lines of credit	78,880	0	12	0	12	556	79,448
Installment and other loans	6,837	161	14	0	175	2	7,014

	$682,218	$2,905	$673	$0	$3,578	$17,943	$703,739

The Company maintains the allowance for loan losses at a level believed adequate by management to absorb losses inherent in the portfolio. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which includes the specific credit evaluation of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.

In connection with its quarterly evaluation of the adequacy of the allowance for loan losses, management continually reviews its methodology to determine if it continues to properly address the risk in the loan portfolio. For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. In response to the improved risk profile within the loan portfolio at December 31, 2012, the look back period for historical losses was extended to 12 quarters, weighted one-half for the most recent four quarters, and one quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Again, management considered current economic and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year. Based on management’s assessment and in compliance with regulatory guidance, the Company began recording partial charge offs on collateral dependent loans in the first quarter of 2012, eliminating the need for specific reserves on collateral dependent loans. Although both methods are acceptable under ASC 310, the revised method is more consistent with regulatory directives and was implemented by the Company resulting in increased charge-offs during 2012.

In addition to the quantitative analysis, adjustments to the reserve requirements are allocated to loans collectively evaluated for impairment based on additional qualitative factors. As of June 30, 2013 and December 31, 2012, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:

Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, number of exceptions to loan policy, and supervisory loan to value exceptions, etc.

Concentrations of Credit and Changes within Credit Concentrations – Factors considered include the composition of the Bank’s overall portfolio and management’s evaluation related to concentration risk management and the inherent risk associated with the concentrations identified.

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

Activity in the allowance for loan losses for the three months ended June 30, 2013 and 2012 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2013
Balance, beginning of period	$12,165	$2,614	$1,353	$285	$16,417	$3,388	$112	$3,500	$2,000	$21,917
Provision for loan losses	630	(2,080)	(366)	(31)	(1,847)	604	38	642	(195)	(1,400)
Charge-offs	(1,535)	1	(114)	0	(1,648)	(225)	(26)	(251)	0	(1,899)
Recoveries	28	1,411	2	0	1,441	29	10	39	0	1,480

Balance, end of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098

June 30, 2012
Balance, beginning of period	$16,282	$6,719	$891	$905	$24,797	$1,301	$45	$1,346	$2,013	$28,156
Provision for loan losses	19,516	2,549	1,201	107	23,373	(377)	79	(298)	(75)	23,000
Charge-offs	(13,777)	(2,665)	(152)	0	(16,594)	(44)	(57)	(101)	0	(16,695)
Recoveries	1,500	200	65	0	1,765	7	2	9	0	1,774

Balance, end of period	$23,521	$6,803	$2,005	$1,012	$33,341	$887	$69	$956	$1,938	$36,235

Activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	157	(2,826)	(658)	31	(3,296)	1,749	69	1,818	78	(1,400)
Charge-offs	(2,677)	(144)	(114)	0	(2,935)	(263)	(46)	(309)	0	(3,244)
Recoveries	89	1,414	12	0	1,515	35	26	61	0	1,576

Balance, end of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098

June 30, 2012
Balance, beginning of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	32,880	6,399	2,056	223	41,558	215	55	270	372	42,200
Charge-offs	(40,440)	(9,977)	(1,220)	0	(51,637)	(272)	(69)	(341)	0	(51,978)
Recoveries	1,522	673	84	0	2,279	11	8	19	0	2,298

Balance, end of period	$23,521	$6,803	$2,005	$1,012	$33,341	$887	$69	$956	$1,938	$36,235

The following tables summarize the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2013
Loans allocated by:
Individually evaluated for impairment	$12,128	$3,035	$1,907	$0	$2,665	$2	$0	$19,737
Collectively evaluated for impairment	310,073	21,693	39,022	64,761	211,002	6,467	0	653,018

	$322,201	$24,728	$40,929	$64,761	$213,667	$6,469	$0	$672,755

Allowance for loan losses allocated by:
Individually evaluated for impairment	$497	$0	$0	$0	$181	$0	$0	$678
Collectively evaluated for impairment	10,791	1,946	875	254	3,615	134	1,805	19,420

	$11,288	$1,946	$875	$254	$3,796	$134	$1,805	$20,098

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
December 31, 2012
Loans allocated by:
Individually evaluated for impairment	$11,266	$4,718	$1,818	$0	$3,230	$2	$0	$21,034
Collectively evaluated for impairment	342,080	28,507	37,522	68,018	199,566	7,012	0	682,705

	$353,346	$33,225	$39,340	$68,018	$202,796	$7,014	$0	$703,739

Allowance for loan losses allocated by:
Individually evaluated for impairment	$375	$9	$928	$0	$0	$0	$0	$1,312
Collectively evaluated for impairment	13,344	3,493	707	223	2,275	85	1,727	21,854

	$13,719	$3,502	$1,635	$223	$2,275	$85	$1,727	$23,166

NOTE 4. INCOME TAXES

The Company files income tax returns in the U. S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U. S. federal or state income tax examination by tax authorities for years before 2009.

Included in the balance sheet at June 30, 2013 and December 31, 2012, are tax positions related to loan charge-offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

The components of income tax expense for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Current year provision:
Federal	$30	$(7,202)	$60	$(9,494)
State	0	(88)	0	(46)
Deferred tax expense (benefit)	719	44	788	(2,538)
Valuation allowance on deferred taxes	(719)	0	(788)	0

Net income tax expense (benefit)	$30	$(7,246)	$60	$(12,078)

The provision for income taxes includes $0 and $908,000 of applicable income tax expense related to net securities gains for the three months ended June 30, 2013 and 2012. The provision for income taxes includes $43,000 and $1,689,000 of applicable income tax expense related to net securities gains for the six months ended June 30, 2013 and 2012.

The components of the net deferred tax asset (liability), included in other assets (liabilities), are as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Deferred tax assets:
Allowance for loan losses	$7,507	$9,672
Deferred compensation	479	477
Retirement plans and salary continuation	1,535	1,473
Stock compensation	184	184
Off balance sheet reserves	219	231
Nonaccrual loan interest	231	228
Net unrealized gains on securities available for sale	1,687	0
Goodwill	214	214
Low income housing credit carryforward	1,044	806
Alternative minimum tax credit carryforward	60	0
Charitable contribution carry forward	403	391
Net operating loss carryforward	9,567	8,466
Other	169	237

Total deferred tax assets	23,299	22,379
Valuation allowance	(19,447)	(20,235)

	3,852	2,144

Deferred tax liabilities:
Depreciation	1,140	1,232
Net unrealized gains on securities available for sale	0	984
Purchase accounting adjustments	534	575
Other	491	337

Total deferred tax liabilities	2,165	3,128

Net deferred asset (liability)	$1,687	$(984)

As of June 30, 2013, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2018, 2032 and 2032, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at June 30, 2013 and December 31, 2012.

Accordingly, a full valuation allowance for the net amount of the deferred tax assets, which represented future deductible temporary differences on our tax returns, was established at June 30, 2013 and December 31, 2012. Primary factors contributing to this determination at June 30, 2013 and December 31, 2012 included:

•	The Company has exhausted all of its carryback availability to 2010 – 2011, as we had recognized current federal income tax receivable which fully offset 2010 and 2011’s taxable income.

•

As of June 30, 2013 and December 31, 2012, the Company was in a three-year cumulative loss position, representing significant negative evidence against the realizability of the deferred tax asset, and we do not expect to be out of a cumulative loss position over the next few quarters.

•	The entire balance of the deferred tax asset is disallowed for purposes of calculating regulatory capital ratios as of June 30, 2013 and December 31, 2012.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2013 and December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of June 30, 2013 and December 31, 2012 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$99,192	13.9%	$57,207	8.0%	n/a	n/a
Orrstown Bank	97,314	13.6%	57,184	8.0%	$71,480	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	90,110	12.6%	28,604	4.0%	n/a	n/a
Orrstown Bank	88,236	12.3%	28,592	4.0%	42,888	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	90,110	7.5%	47,830	4.0%	n/a	n/a
Orrstown Bank	88,236	7.4%	47,861	4.0%	59,827	5.0%

December 31, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$94,928	12.2%	$62,438	8.0%	n/a	n/a
Orrstown Bank	92,466	11.9%	62,418	8.0%	$78,023	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	84,999	10.9%	31,219	4.0%	n/a	n/a
Orrstown Bank	82,540	10.6%	31,209	4.0%	46,814	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	84,999	6.8%	49,840	4.0%	n/a	n/a
Orrstown Bank	82,540	6.6%	49,873	4.0%	62,341	5.0%

NOTE 6. EARNINGS PER SHARE

Earnings per share for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012

Net income (loss)	$3,408	$(9,914)	$4,968	$(18,132)

Weighted average shares outstanding	8,091	8,065	8,088	8,060
Impact of common stock equivalents	0	0	0	0

Weighted average shares outstanding (diluted)	8,091	8,065	8,088	8,060

Per share information:
Basic earnings (loss) per share	$0.42	$(1.23)	$0.61	$(2.25)
Diluted earnings (loss) per share	0.42	(1.23)	0.61	(2.25)

Stock options for 242,000 and 314,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2013 and 2012 as their exercise would have been antidilutive as the exercise price exceeded the average market value. Stock options for 243,000 and 314,000 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2013 and 2012 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

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

	Contract or Notional Amount
(Dollars in thousands)	June 30, 2013	December 31, 2012
Commitments to fund:
Revolving, open ended home equity loans	$84,552	$77,674
1-4 family residential construction loans	71	1,002
Commercial real estate, construction and land development loans	2,265	1,021
Commercial, industrial and other loans	43,553	60,250
Standby letters of credit	8,788	11,551

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of June 30, 2013 and December 31, 2012, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $437,000 and $583,000 at June 30, 2013 and December 31, 2012 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended June 30, 2013 and 2012, ($122,000) and ($34,000) was charged to other noninterest expense for this exposure and for the six months ended June 30, 2013 and 2012, the amount expensed was ($146,000) and $69,000.

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program was $69,533,000 and $115,630,000 at June 30, 2013 and December 31, 2012, with limited recourse back to the Company on these loans of $8,379,000 and $8,420,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF program or recovering amounts previously charged off, with a resulting charge of $122,000 and $0 for the three months ended June 30, 2013 and 2012, and $96,000 and $98,000 for the six months ended June 30, 2013 and 2012. These amounts, charged to other noninterest expenses represent an estimate of the Company’s loss under its recourse exposure.

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

The Company had no fair value liabilities at June 30, 2013 and December 31, 2012. A summary of assets at June 30, 2013 and December 31, 2012, measured at estimated fair value on a recurring basis was as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2013
Securities available for sale:
U.S. Treasury	$0	$26,015	$0	$26,015
U.S. Government Agencies	0	27,750	0	27,750
U.S. Government Sponsored Enterprises (GSE)	0	40,005	0	40,005
States and political subdivisions	0	63,612	0	63,612
GSE residential mortgage-backed securities	0	162,091	0	162,091
GSE commercial mortgage-backed securities	0	38,940	0	38,940

Total debt securities	0	358,413	0	358,413
Equity securities – Financial services	0	69	0	69

Total securities	$0	$358,482	$0	$$358,482

December 31, 2012
Securities available for sale:
U.S. Treasury	$0	$26,010	$0	$26,010
U.S. Government Sponsored Enterprises (GSE)	0	44,762	0	44,762
States and political subdivisions	0	38,909	0	38,909
GSE residential mortgage-backed securities	0	160,799	0	160,799
GSE commercial mortgage-backed securities	0	31,421	0	31,421

Total debt securities	0	301,901	0	301,901
Equity securities – Financial services	0	69	0	69

Total securities	$0	$301,970	$0	$301,970

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis; however, not all impaired loans have an allocation to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the consolidated statements of operations. Specific allocations to the allowance for loan losses or cumulative partial charge-offs were $4,783,000 and $10,843,000 at June 30, 2013 and December 31, 2012.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific cumulative charges to value the real estate owned at the lower of cost or fair value on properties held at June 30, 2013 and December 31, 2012 were $384,000 and $581,000.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income as less than its carrying value, in which case a lower of cost or fair value charge is taken. As of June 30, 2013 and December 31, 2012, a $280,000 and $644,000 lower of cost or fair value reserve existed on the mortgage servicing rights portfolio.

A summary of assets at June 30, 2013 and December 31, 2012 measured at fair value on a nonrecurring basis is as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2013
Impaired loans, net	$0	$0	$6,850	$6,850
Foreclosed real estate	0	0	585	585
Mortgage servicing rights	0	0	2,639	2,639

December 31, 2012
Impaired loans, net	$0	$0	$10,675	$10,675
Foreclosed real estate	0	0	1,101	1,101
Mortgage servicing rights	0	0	2,296	2,296

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2013
Impaired loans	$6,850	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

Foreclosed real estate	585	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-25% discount

Mortgage servicing rights	2,639	Discounted cash flows	Remaining term Discount rate	4.5 years 10.70%

December 31, 2012
Impaired loans	$10,675	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

Foreclosed real estate	1,101	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

Mortgage servicing rights	2,296	Discounted cash flows	Remaining term Discount rate	4.0 years 10.70%

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

Deposit Liabilities

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit and IRAs are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market to a schedule of aggregated expected maturities on time deposits.

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2013:
Financial Assets
Cash and due from banks	$13,795	$$13,795	$13,795	$0	$0
Interest bearing deposits with banks	70,541	70,541	70,541	0	0
Restricted investments in bank stock	8,954	8,954	0	0	8,954
Securities available for sale	358,482	358,482	0	358,482	0
Loans held for sale	3,145	3,145	0	3,145	0
Loans, net of allowance for loan losses	652,657	650,959	0	0	650,959
Accrued interest receivable	3,621	3,621	0	0	3,621
Mortgage servicing rights	2,639	2,639	0	0	2,639
Financial Liabilities
Deposits	1,035,483	1,037,994	0	1,037,994	0
Short-term borrowings	26,619	26,619	0	26,619	0
Long-term debt	26,782	27,508	0	27,508	0
Accrued interest payable	388	388	0	388	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2012:
Financial Assets
Cash and due from banks	$16,933	$16,933	$16,933	$0	$0
Interest bearing deposits with banks	133,755	133,755	133,755	0	0
Restricted investments in bank stock	9,804	9,804	0	0	9,804
Securities available for sale	301,970	301,970	0	301,970	0
Loans held for sale	7,862	7,862	0	7,862	0
Loans, net of allowance for loan losses	680,573	681,414	0	0	681,414
Accrued interest receivable	3,188	3,188	0	0	3,188
Mortgage servicing rights	2,296	2,296	0	0	2,296
Financial Liabilities
Deposits	$1,085,039	$1,089,344	0	$1,089,344	0
Short-term borrowings	9,650	9,650	0	9,650	0
Long-term debt	37,470	38,676	0	38,676	0
Accrued interest payable	424	424	0	424	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 9. CONTINGENCIES

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

On May 25, 2012, Southeastern Pennsylvania Transportation Authority (“SEPTA”) filed a putative class action complaint in the United States District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and executive officers (collectively, the “Defendants”). The complaint alleges, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, and seeks class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), motions for appointment of Lead Plaintiff in this case were due by July 24, 2012. SEPTA was the sole movant and the Court appointed SEPTA Lead Plaintiff on August 20, 2012.

Pursuant to the PSLRA and the Court’s September 27, 2012 Order, SEPTA was given until October 26, 2012 to file an amended complaint and the Defendants until December 7, 2012 to file a motion to dismiss the amended complaint. SEPTA’s opposition to the Defendant’s motion to dismiss was originally due January 11, 2013. Under the PSLRA, discovery and all other proceedings in the case are stayed pending the Court’s ruling on the motion to dismiss. The September 27, 2012 Order specified that if the motion to dismiss were denied, the Court would schedule a conference to address discovery and the filing of a motion for class certification. On October 26, 2012, SEPTA filed an unopposed motion for enlargement of time to file its amended complaint in order to permit the parties and new defendants to be named in the amended complaint time to discuss plaintiff’s claims and defendants’ defenses. On October 26, 2012, the Court granted SEPTA’s motion, mooting its September 27, 2012 scheduling Order, and requiring SEPTA to file its amended complaint on or before January 16, 2013 or otherwise advise the Court of circumstances that require a further enlargement of time. On January 14, 2013, the Court granted SEPTA’s second unopposed motion for enlargement of time to file an amended complaint on or before March 22, 2013.

On March 4, 2013, SEPTA filed an amended complaint. The amended complaint expands the list of defendants in the action to include the Company’s independent registered public accounting firm and the underwriters of the Company’s March 2010 public offering of common stock. In addition, among other things, the amended complaint extends the purported 1934 Exchange Act class period from March 15, 2010 through April 5, 2012.

Pursuant to the Court’s March 28, 2013 Second Scheduling Order, on May 28, 2013 all defendants filed their motions to dismiss the amended complaint, and on July 22, 2013 SEPTA filed its “omnibus” opposition to all of the defendants’ motions to dismiss. All defendants have until August 23, 2013 to file reply briefs in further support of their motions to dismiss. The Second Scheduling Order stays all discovery in the case pending the outcome of the motions to dismiss, and informs the parties that a telephonic conference to address discovery and the filing of SEPTA’s motion for class certification will be scheduled after the Court’s ruling on the motions to dismiss.

The matter is currently progressing through the legal process. The Defendants believe that the allegations in the complaint are without merit, and intend to defend vigorously against those claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a bank holding company, with the Bank as its wholly-owned subsidiary. At June 30, 2013, the Company had total assets of $1,191,217,000, total liabilities of $1,103,413,000 and total shareholders’ equity of $87,804,000. Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. The economic recovery has been slower than anticipated, but signs of growth that began to appear in the fourth quarter of 2012 have continued into the first half of 2013, which helped the Company generate net income of $3,408,000 for the second quarter of 2013 compared to a net loss of $9,914,000 for the same period in 2012. However, the continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may impact the Company’s results in the future. American households are being affected by higher social security and payroll taxes and higher fuel costs, all of which affect household spending and may slow economic growth.

Caution About Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions, and other risks and uncertainties, including those detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2012, and the Form 10-Q for the quarter ended March 31, 2013 and in this Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in other filings made with the Securities and Exchange Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.

The following is a discussion of our consolidated financial condition at June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify its judgment in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s prior cumulative taxable losses, projections for future taxable income and other available evidence, management determined that there was not sufficient positive evidence to outweigh the cumulative loss, and concluded it was not more likely than not that the net deferred tax asset would be realized. Accordingly, a full valuation allowance was recorded at June 30, 2013 and December 31, 2012. Management will continue to update its analysis quarterly, and after a period of sustainable taxable income, the valuation allowance may be reversed in part or in total.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2013 COMPARED TO QUARTER ENDED JUNE 30, 2012

Summary

The Company recorded net income of $3,408,000 for the second quarter of 2013 compared to a net loss of $9,914,000 for the same period in 2012. Basic and diluted earnings (loss) per share for the second quarter of 2013 were $0.42, compared to ($1.23) for the second quarter of 2012. Second quarter earnings were positively impacted by a negative provision for loan losses, or a reversal of amounts previously provided, of $1,400,000 compared to provision expense of $23,000,000 for the same period in 2012. During the quarter, the Company received payments on classified loans with partial charge-offs recorded. As payments received during the quarter exceeded the carrying value of these loans, the excess was included in recoveries of loan amounts previously charged off. In connection with our quarterly evaluation of the adequacy of the allowance for loan losses, it was determined that large recoveries specific to loans in one customer relationship were not needed to replenish the reserve, and was reflected in income through a negative provision for loan losses. Net interest income of $7,701,000 was $1,845,000 less for the three months ended June 30, 2013 than in the same period in 2012, due primarily to a decrease in net earning assets.

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

The “Analysis of Net Interest Income” table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the quarters ended June 30, 2013 and 2012.

For the three months ended June 30, 2013, net interest income measured on a fully tax equivalent basis decreased $2,016,000 to $8,113,000 from $10,129,000 in the corresponding period in 2012. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,344,493,000 for the second quarter of 2012 to $1,123,672,000 for the same period in 2013.

Interest income earned on loans decreased from $10,372,000 for the quarter ended June 30, 2012 to $8,140,000 for the same period in 2013, a $2,232,000 decline. The primary reason for the decline was a decrease in the average balance of loans from $880,371,000 for the second quarter of 2012 to $674,847,000 for the same period in 2013 primarily due to the loan sales which took place in 2012, combined with scheduled amortization of loans. Partially offsetting the volume variance was an increase in rates earned from 4.62% in the second quarter of 2012 to 4.84% in the second quarter of 2013, as the Company has been able to significantly reduce its non-accrual loans.

Securities interest income also declined in 2013 and totaled $1,211,000 for the quarter ended June 30, 2013, a decrease of $547,000, compared to $1,758,000 for the same period in 2012. Although the average balance on securities has increased from $337,180,000 in the second quarter of 2012 to $370,675,000 for the same period in 2013, the volume increase was not enough to offset the decrease in rates earned on securities, which declined from a tax equivalent yield of 2.09% for the three months ended June 30, 2012 to 1.31% in the same period in 2013. The low interest rate environment has resulted in increased refinancing activity and accelerated prepayments on mortgage backed securities, many of which have premiums associated with them. As the prepayments have accelerated, the amortization of the premiums has been faster than in the past, which has placed pressure on the yields earned on the securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities. In the past several months, the five and ten year U.S. Treasury rates have increased, which should slow down prepayments on mortgage-backed securities, and we anticipate will increase yields earned on these securities.

Interest expense on deposits and borrowings for the three months ended June 30, 2013 was $1,288,000, a decrease of $795,000, from $2,083,000 for the same period in 2012. The Company’s cost of funds on interest bearing liabilities has declined to 0.53% for the quarter ended June 30, 2013 from 0.70% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings in 2013 compared to 2012, and as time deposits mature, it has also been able to replace the funds at slightly lower rates.

The Company’s net interest spread of 2.83% declined 5 basis points in the quarter ended June 30, 2013 as compared to the same period in 2012. Net interest margin for the quarter ended June 30, 2013 was 2.90%, a 6 basis point decline from 2.96%, for the quarter ended June 30, 2012. Management anticipates continued pressure on the net interest margin in future quarters as rates earned on loans will continue to pay off or mature, and be reinvested at lower interest rates.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the quarters ended June 30, 2013 and 2012:

Analysis of Net Interest Income

	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$78,150	$50	0.26%	$126,942	$82	0.25%
Securities	370,675	1,211	1.31	337,180	1,758	2.09
Loans	674,847	8,140	4.84	880,371	10,372	4.62

Total interest-earning assets	1,123,672	9,401	3.36	1,344,493	12,212	3.58

Other assets	72,908			75,104

Total	$1,196,580			$1,419,597

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$480,467	$191	0.16	$514,762	$356	0.26
Savings deposits	78,897	32	0.17	74,938	31	0.17
Time deposits	365,983	916	1.00	495,844	1,475	1.20
Short term borrowings	16,236	8	0.20	42,738	41	0.42
Long term debt	35,671	141	1.59	47,675	180	1.52

Total interest bearing liabilities	977,254	1,288	0.53	1,175,957	2,083	0.70

Non-interest bearing demand deposits	119,244			116,838
Other	11,292			8,856

Total Liabilities	1,107,790			1,301,651
Shareholders’ Equity	88,790			117,946

Total	$1,196,580		0.46%	$1,419,597		0.63%

Net interest income (FTE)/ net interest spread		8,113	2.83%		10,129	2.88%

Net interest margin			2.90%			2.96%

Tax-equivalent adjustment		(412)			(583)

Net interest income		$7,701			$9,546

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $1,400,000 for the three months ended June 30, 2013. During the quarter, the Company received payments on classified loans with partial charge-offs recorded. As payments received during the quarter exceeded the carrying value of these loans, the excess was included in recoveries of loan amounts previously charged off. In connection with our quarterly evaluation of the adequacy of the allowance for loan losses, we considered significantly lower charge-offs in 2013 than those experienced in 2012, as well as lower levels of nonperforming loans. After the evaluation, it was determined that large recoveries specific to loans in one customer relationship were not needed to replenish the reserve, and was reflected in income through a negative provision for loan losses.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $4,664,000 for the three months ended June 30, 2013, compared to $4,432,000 for the same period in 2012. The following contributed to the net increase in noninterest income:

•

Trust department and brokerage income, in total, increased $53,000, or 3.4%, to $1,590,000 for the three months ended June 30, 2013 compared to the same period in 2012. Favorable market conditions, combined with new business opportunities led to the enhanced revenue stream.

•

Mortgage banking revenue for the quarter ended June 30, 2013 was $1,105,000, a $378,000, or 52.0%, increase from the 2012 quarter’s total of $727,000. Revenues were influenced by a low interest rate environment, coupled with greater stability in the real estate market, allowing for favorable refinancing conditions. In addition, the low interest rate environment has positively impacted the fair value of our mortgage servicing rights, which allowed for the recovery of $289,000 of our impairment reserve in the second quarter of 2013, compared to an additional charge of $145,000 in the second quarter of 2012.

•	The decline in other income consists principally of losses on the sale of other real estate owned in the second quarter of 2013 of $32,000 compared to gains of $58,000 in the same period in 2012.

There were no securities gains for the three months ended June 30, 2013 compared to $2,595,000 for the same period in 2012. Strategic conditions and interest rate conditions, as well as a desire to maintain capital levels factored into the extent and timing of securities gains in the second quarter of 2012.

Noninterest Expenses

Noninterest expenses amounted to $10,327,000 for the three months ended June 30, 2013 compared to $10,733,000 for the corresponding prior year period.

•

Salaries and employee benefits totaled $5,387,000 for the three months ended June 30, 2013, compared to $4,977,000 for the three months ended June 30, 2012, an increase of $410,000. A large component of the difference pertains to an increase in the Company’s number of full-time equivalents, which has increased as we enhance our enterprise risk management area and place less reliance on outside consultants. An additional factor contributing to the increase in salaries and benefit expense was the restoration of certain incentive based employee benefits as a result of the Company’s return to profitability, which totaled $200,000 for the three months ended June 30, 2013, with no similar expenses recorded in 2012.

•

During 2013, the Company has evaluated its current telecommunication contracts and devices assigned to personnel. As a result of this evaluation and favorable negotiations the Company has been able to reduce its telephone expense by 53.9%, which totaled $84,000 for the three months ended June 30, 2013 compared to $182,000 for the same period in 2012.

•

Advertising and bank promotions expense decreased $34,000 to $274,000 for the three months ended June 30, 2013 from $308,000 for the same period in 2012. This reduction in expense relates to the nature and timing of promotions, which were more heavily weighted in the second quarter of 2012 than 2013.

•

FDIC insurance expense decreased from $710,000 for the three months ended June 30, 2012 to $626,000 for the same period in 2013. The decrease is the result of the reduction in the Bank’s assets and deposits.

•

Professional service fees, including loan review assistance, legal fees and accounting expenses, have decreased $174,000 to $577,000 in the second quarter of 2013 from $751,000 in the same period in 2012. During the second quarter of 2013, the Company has been able to reduce its reliance on outside consultants which is the primary reason for the favorable variance.

•

Asset quality related costs, including collection and problem loan and real estate owned expenses, were $216,000 for the three months ended June 30, 2013, a $463,000 reduction from $679,000 for the same period in 2012. Significant reductions in nonperforming assets led to the 68.2% reduction in asset quality related costs.

In order to better understand how noninterest expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. As a result of the decline in net interest income, partially offset by a slight decrease in noninterest expense, the Company’s efficiency ratio was 80.1% for the three months ended June 30, 2013, compared to 72.7% for the same period in 2012.

Income Tax Expense

Income tax expense totaled $30,000 for the three months ended June 30, 2013, on pre-tax income of $3,438,000, compared to income tax benefit of $7,246,000 recorded for the three months ended June 30, 2012. During the third quarter of 2012, an evaluation was completed on the net deferred tax asset that existed at that time, which principally resulted from credit and credit related losses and expenses that the company experienced. As a result of the taxable losses that were generated during 2012, and our inability to fully offset the tax to the two preceding carryback years allowed by tax regulation, our net deferred tax asset was dependent on tax planning strategies and future taxable income. Based on forecasted taxable income at that time, combined with limited tax planning strategies, we were not able to conclude that the deferred tax asset would more likely than not be realized in its entirety, and as such, a valuation allowance was established for the full amount beginning in the third quarter of 2012. An updated evaluation was completed at June 30, 2013, and we continue to believe that the valuation allowance is appropriate, and as such, the expense recorded during 2013 pertains to estimated alternative minimum tax.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Summary

The Company recorded net income of $4,968,000 for the six months ended June 30, 2013 compared to a net loss of $18,132,000 for the same period in 2012. Basic and diluted earnings (loss) per share for the six months ended June 30, 2013 were $0.61, compared to ($2.25) for the six months ended June 30, 2012. Year-to-date earnings were positively impacted by a negative provision for loan losses of $1,400,000 for the six months ended June 30, 2013, compared to a provision expense of $42,200,000 in 2012.

Net Interest Income

The “Analysis of Net Interest Income” table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the six months ended June 30, 2013 and 2012.

For the six months ended June 30, 2013, net interest income measured on a fully tax equivalent basis decreased $4,948,000 to $16,675,000 from $21,623,000 in the corresponding period in 2012. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,362,904,000 for the six months ended 2012 to $1,127,744,000 for the same period in 2013. Compression in net interest margin from 3.16% for the six months ended June 30, 2012 to 2.98% for the same period in 2013 also contributed to the decline.

Interest income earned on loans decreased from $21,799,000 for the quarter ended June 30, 2012 to $16,669,000 for the same period in 2013, a $5,130,000 decline. The primary reason for the decline was that average balance of loans decreased from $917,219,000 for the six months ended June 30, 2012 to $684,835,000 for the same period in 2013 due largely to the two loan sales which took place in 2012, combined with scheduled amortization of loans. Partially offsetting the volume variance was an increase in rates earned on loans from 4.75% in 2012 to 4.91% in 2013, as the Company has been able to reduce its non-accrual loan balance.

Securities interest income also declined in 2013 and totaled $2,560,000 for the six months ended June 30, 2013, a decrease of $1,451,000, compared to $4,011,000 for the same period in 2012. Although the average balance of securities has increased from $335,913,000 for the six months ended June 30, 2012 to $356,453,000 for the same period in 2013, the volume increase was not enough to offset the decrease in rates earned on securities, which declined from a tax equivalent yield of 2.39% for the six months ended June 30, 2012 to 1.45% in the same period in 2013. The low interest rate environment has resulted in increased refinancing activity and accelerated prepayments on mortgage backed securities, many of which have premiums associated with them. As the prepayments have accelerated, the amortization of the premiums has been faster than in the past, and has placed pressure on the yields earned on the securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities.

Interest expense on deposits and borrowings for the six months ended June 30, 2013 was $2,665,000, a decrease of $1,665,000, from $4,330,000 for the same period in 2012. The Company’s cost of funds on interest bearing liabilities has declined to 0.55% for the six months ended June 30, 2013 from 0.73% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings in 2013 compared to 2012, and as time deposits and long-term debt mature, it has also been able to replace the funds at slightly lower rates.

The Company’s net interest spread of 2.91% declined 17 basis points in the six months ended June 30, 2013 as compared to the same period in 2012. Net interest margin for the six months ended June 30, 2013 was 2.98%, an 18 basis point decline from 3.16% for the six months ended June 30, 2012. Management anticipates continued pressure on the net interest margin in future quarters as rates earned on loans and securities will continue to pay off or mature, and be reinvested at lower interest rates.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the six months ended June 30, 2013 and 2012:

Analysis of Net Interest Income

	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$86,456	$111	0.26%	$109,772	$143	0.25%
Securities	356,453	2,560	1.45	335,913	4,011	2.39
Loans	684,835	16,669	4.91	917,219	21,799	4.75

Total interest-earning assets	1,127,744	19,340	3.46	1,362,904	25,953	3.81

Other assets	71,557			67,252

Total	$1,199,301			$1,430,156

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$481,427	$408	0.17	$528,217	$760	0.27
Savings deposits	77,204	63	0.16	74,479	62	0.17
Time deposits	375,237	1,892	1.02	486,867	3,018	1.24
Short term borrowings	13,591	14	0.21	45,354	93	0.41
Long term debt	36,496	288	1.59	49,376	397	1.62

Total interest bearing liabilities	983,955	2,665	0.55	1,184,293	4,330	0.73

Non-interest bearing demand deposits	115,846			113,233
Other	11,257			9,558

Total Liabilities	1,111,058			1,307,084
Shareholders’ Equity	88,243			123,072

Total	$1,199,301		0.48%	$1,430,156		0.65%

Net interest income (FTE)/ net interest spread		16,675	2.91%		21,623	3.08%

Net interest margin			2.98%			3.16%

Tax-equivalent adjustment		(867)			(1,235)

Net interest income		$15,808			$20,388

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $1,400,000 for the six months ended June 30, 2013, compared to expense of $42,200,000 for the same period in 2012. The Company’s level of nonperforming loans in 2013 was much lower than in 2012, and given the lower level of net charge-offs during the period, an expense was not required. During the quarter, the Company received payments on classified loans with partial charge-offs recorded. As payments received during the quarter exceeded the carrying value of these loans, the excess was included in recoveries of loan amounts previously charged off. In connection with our quarterly evaluation of the adequacy of the allowance for loan losses, it was determined that large recoveries specific to loans in one customer relationship were not needed to replenish the reserve, and was taken into income through a negative provision for loan losses.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $8,974,000 for the six months ended June 30, 2013, compared to $8,392,000 for the same period in 2012. The following contributed to the increase in net interest income:

•

Trust department and brokerage income, in total, increased $318,000, or 10.5%, to $3,354,000 for the six months ended June 30, 2013 compared to the same period in 2012. Favorable market conditions and the Company’s ability to promote new products and attract accounts and customers contributed to the increase.

•

Mortgage banking activities revenue for the six months ended June 30, 2013 was $1,857,000, a $645,000 increase from the 2012 total of $1,212,000. Revenues were influenced by a low interest rate environment, coupled with greater stability in the real estate market, allowing for favorable refinancing conditions. In addition, the interest rate environment has positively impacted the fair value of our mortgage servicing rights, which allowed for the recovery of $364,000 of our impairment reserve for the six months ended June 30, 2013, compared to an additional charge of $249,000 for the same period in 2012.

•

The decrease in other income (loss) was principally due to an increase in losses on the sale of other real estate owned of $79,000 for the six months ended June 30, 2013 compared to the same period in 2012.

Securities gains totaled $122,000 for the six months ended June 30, 2013 compared to $4,826,000 for the same period in 2012. In 2013, asset/liability management strategies and interest rate conditions resulted in a limited number of sales of securities. Strategic considerations and interest rate conditions, as well as a desire to maintain capital levels, factored into the extent and timing of securities gains in the six months ended 2012.

Noninterest Expenses

Noninterest expenses amounted to $21,276,000 for the six months ended June 30, 2013 compared to $21,616,000 for the corresponding prior year period. The following factors contributed to the decrease in noninterest expense.

•

Salaries and employee benefits totaled $11,133,000 for the six months ended June 30, 2013, compared to $9,634,000 for the same period in 2012, an increase of $1,499,000. A large component of the increase pertains to an increase in the Company’s number of full-time equivalents, which has increased as we enhance our enterprise risk management area and place less reliance on outside consultants. In addition, in 2012, the Company had experienced favorable claims history on its self-insured employee health plan, allowing for the net reduction of a self-insured reserve in 2012 of $180,000 above that recorded in 2013. An additional factor contributing to the increase in salaries and benefit expense was the restoration of certain incentive based employee benefits as a result of the Company’s return to profitability, which totaled $420,000 for the six months ended June 30, 2013, with no similar expenses recorded in 2012.

•

Advertising and bank promotions expense decreased $196,000 to $485,000 for the six months ended June 30, 2013 from $681,000 for the same period in 2012. This reduction in expense relates to the nature and timing of promotions, which were more heavily weighted in the six months ended June 30, 2012 than in the same period in 2013.

•

FDIC insurance expense increased $60,000 to $1,291,000 for the six months ended June 30, 2013 compared to $1,231,000 in the same period in 2012. The increase in expense is the result of an increased risk rating and associated increased depository insurance rate, partially offset by a reduction in the Bank’s assets and deposits. The increase was primarily in the first quarter of 2013, as the increased assessment pertaining to risk ratings went into effect in the second quarter of 2012.

•

Professional service fees, including loan review assistance, legal fees and accounting expenses, have decreased $214,000 to $1,338,000 in the six months ended June 30, 2013 from $1,552,000 in the same period in 2012. During the six months ended June 30, 2013, the Company has been able to reduce consulting fees over the same period in 2012. Partially offsetting these savings were increased legal costs associated with claims against the Company, including the settlement of one claim in the first quarter of 2013 that resulted in a charge of $216,000.

•

Asset quality related costs, including collection and problem loan and real estate owned expenses, were $441,000 for the six months ended June 30, 2013, a $1,332,000 reduction from the same period in 2012. Significant reductions in nonperforming assets led to the 75.1% reduction in asset quality related costs.

As a result of the decline in net interest income, partially offset by a slight decrease in noninterest expense, the Company’s efficiency ratio for the six months ended June 30, 2013 increased to 81.8% compared to 70.1% for the same period in 2012.

Income Tax Expense

Income tax expense totaled $60,000 for the six months ended June 30, 2013, on pre-tax income of $5,028,000, compared to income tax benefit of $12,078,000 recorded on pre-tax loss of $30,210,000 for the six months ended June 30, 2012. During the third quarter of 2012, an evaluation was completed on the net deferred tax asset that existed at that time, which principally resulted from credit and credit related losses and expenses that the Company experienced. As a result of the taxable losses that were generated during 2012, and our inability to fully offset the tax to the two preceding carryback years allowed by tax regulation, our net deferred tax asset was dependent on tax planning strategies and future taxable income. Based on forecasted taxable income in the near future, combined with limited tax planning strategies, we were not able to conclude that the deferred tax asset would more likely than not be realized in its entirety, and as such, a valuation allowance was established for the full amount beginning in the third quarter of 2012. An updated evaluation was completed at June 30, 2013, and we continue to believe that the valuation allowance is appropriate, and as such, the expense recorded during 2013 pertains to estimated alternative minimum tax.

FINANCIAL CONDITION

A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of June 30, 2013, securities available for sale were $358,482,000, an increase of $56,512,000, or 18.7%, from December 31, 2012’s balance of $301,970,000. The growth in the portfolio is the result of investing the Company’s excess liquidity in the securities available for sale portfolio, as loan balances have declined and securities return a better yield than overnight funds. Many of the securities have monthly cash flows or short maturities, which will provide cash flow to fund loan growth as the loan pipeline expands.

Loan Portfolio

The Company offers various products to meet the credit needs of our borrowers, principally consisting of commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.

The risks associated with lending activities differ among the various loan classes, and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans, and impact the associated collateral. See Note 3, “Loans Receivable and Allowance for Loan Losses,” in the Notes to the Consolidated Financial Statements for a detailed description of the Company’s loan classes and differing levels of credit risk associated with each class, which information is incorporated herein by reference.

The loan portfolio, excluding residential loans held for sale, broken out by classes as of June 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$111,797	$144,290
Non-owner occupied	128,048	120,930
Multi-family	19,769	21,745
Non-owner occupied residential	62,587	66,381
Acquisition and development:
1-4 family residential construction	1,326	2,850
Commercial and land development	23,402	30,375
Commercial and industrial	40,929	39,340
Municipal	64,761	68,018
Residential mortgage:
First lien	120,788	108,601
Home equity – term	18,448	14,747
Home equity – lines of credit	74,431	79,448
Installment and other loans	6,469	7,014

	$672,755	$703,739

The loan portfolio at June 30, 2013 was $672,755,000 compared to $703,739,000 at December 31, 2012. During the second quarter of 2013, the Company transitioned its focus to growing its loan portfolio. On a year-to-date basis, the loan repayments have outpaced loan originations by approximately $30,984,000. In the past three months, however, the Company increased its sales development efforts and the related pipeline began to expand, and new loan originations nearly covered loan workouts and repayments, and resulted in only a 0.3% decrease in gross loans outstanding during the quarter.

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

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of June 30, 2013, December 31, 2012 and June 30, 2012. Relevant asset quality ratios are also presented.

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012

Nonaccrual loans (cash basis)	$18,047	$17,943	$56,917
Other real estate (OREO)	1,072	1,876	2,337

Total nonperforming assets	19,119	19,819	59,254
Restructured loans still accruing	1,691	3,092	2,831
Loans past due 90 days or more and still accruing	0	0	1,275

Total risk assets	$20,810	$22,911	$63,360

Loans 30-89 days past due	$3,233	$3,578	$6,219

Asset quality ratios:
Nonaccrual loans to loans	2.68%	2.55%	6.79%
Nonperforming assets to assets	1.60%	1.61%	4.46%
Total nonperforming assets to total loans and OREO	2.84%	2.81%	7.05%
Total risk assets to total loans and OREO	3.09%	3.25%	7.54%
Total risk assets to total assets	1.75%	1.86%	4.77%
Allowance for loan losses to total loans	2.99%	3.29%	4.32%
Allowance for loan losses to nonaccrual loans	111.36%	129.11%	63.66%
Allowance for loan losses to nonaccrual and restructured loans still accruing	101.82%	110.13%	60.65%

A further breakdown of impaired loans at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,917	$0	$3,917	$2,417	0	$2,417
Non-owner occupied	1,558	713	2,271	1,481	1,981	3,462
Multi-family	0	0	0	19	0	19
Non-owner occupied residential	5,941	0	5,941	5,164	204	5,368
Acquisition and development
1-4 family residential construction	346	0	346	909	0	909
Commercial and land development	2,165	524	2,689	3,809	0	3,809
Commercial and industrial	1,907	0	1,907	1,696	122	1,818
Residential mortgage:
First lien	2,059	454	2,513	1,833	749	2,582
Home equity – term	43	0	43	57	0	57
Home equity – lines of credit	109	0	109	556	36	592
Installment and other loans	2	0	2	2	0	2

	$18,047	$1,691	$19,738	$17,943	$3,092	$21,035

During the second quarter of 2013, the Company continued to actively identify and monitor nonperforming assets and other risk assets, and has acted to address remaining credit quality issues. Risk assets, defined as nonaccrual loans, restructured and loans past due 90 days or more and still accruing, and real estate owned was, $20,810,000 at June 30, 2013, which was a 9.2% decrease from December 31, 2012’s balance of $22,911,000 and a 67.2% reduction from $63,360,000 at June 30, 2012. The Company has been able to reduce its level of risk assets from the highs that were recorded in 2012, and current levels are more consistent with historical levels. During the second quarter of 2013, nonaccrual loans increased by $3,827,000, or 26.9%, primarily as a result of $1,387,000 of previously performing restructured loans being moved to nonaccrual status, and one relationship in the food service industry experiencing financial difficulty due to increased competition, also moving to nonaccrual status.

The allowance for loan losses totaled $20,098,000 at June 30, 2013, a decrease of $3,068,000 from $23,166,000 at December 31, 2012, due to net charge-offs of $1,668,000 during the six month period, combined with the negative provision for loan losses of $1,400,000 discussed in the Provision for Loan Losses section. Despite the negative provision for loan losses and the net charge-offs recorded during 2013, the allowance for loan losses to total loans ratio was 2.99% at June, 30, 2013, and the allowance to loan losses coverage ratio of nonaccrual loans and restructured loans still accruing was 101.8%.

A priority of the Company is to continue to work through its nonaccrual loans and other risk elements, in an attempt to reduce the levels of these underperforming assets. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may continue to experience additional impaired loans.

In the second quarter of 2013, the Company recorded a large recovery of $1,407,000 on a previously charged off relationship due to successful loan monitoring and workout solutions. Although recoveries of this magnitude are difficult to predict, any additional recoveries that the Company receives will be used to replenish the allowance for loan losses. Future negative provisions could result if it is determined the reserve is adequate at the time of recovery.

Management believes that the enhancement of the Company’s loan policies and operating procedures during the past 24 months has improved our ability to identify, capture and monitor credit risk within the loan portfolio and to mitigate losses in the future.

As of June 30, 2013, the Company had approximately 45 lending relationships that had loans that were considered impaired, and included in the impaired loan balance of $19,738,000. Of these relationships, five have outstanding book balances in excess of $1,000,000 totaling $11,534,000, or 58% of the total impaired loan balance. In connection with the determination of the impairment associated with these five collateral dependent relationships, partial charge-offs on three relationships totaling $2,207,000 were taken and another $181,000 of ASC 310 impairment reserves were recorded on a fourth relationship at June 30, 2013. The Company takes partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.

A large impaired relationship had a book balance of approximately $2,680,000 at June 30, 2013. The borrower is a wholesaler that supplies inventory to the commercial construction industry. As a result of the deterioration in real estate conditions, the borrower’s business has been negatively impacted; leading management to conclude that it will be unable to continue to service its debt requirements. The relationship also includes financing for a residence. Based on recently obtained appraisals and impairment charges, partial charge-offs representing 5.1% of the outstanding June 30, 2013 legal loan balance have been taken. Extensions of credit to this borrower with subordinate lien positions have been fully charged off. The borrower has filed for bankruptcy, and the Company is working with legal counsel to liquidate the collateral.

In the second quarter of 2013, the Company deemed a relationship with a book balance of nearly $3,000,000 to be impaired, and moved the related loans to nonaccrual status. The relationship consists of several notes secured by owner occupied food enterprises. The borrower began to experience financial difficulties due to increased competition in the market area. The Company is still in the early stages of determining the fair value of the collateral securing the related loans, but has initially established an ASC 310 reserve on this relationship totaling approximately 6% of the outstanding loan balances.

A third relationship that the Company has determined to be impaired at June 30, 2013 is with a real estate developer who also actively leases residential properties. This relationship consists of separate loans with total outstanding book balances of $2,200,000, secured by different parcels of land or residential structures. Recent appraisals on the collateral securing the outstanding loans resulted in the relationship being placed in nonaccrual status, as the softening of real estate prices and rental prices, and the lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. To date, partial charge-offs or specific reserves of approximately 19% of the outstanding loan balances have been taken. The Company is actively working with the borrower to reduce its outstanding loan balances, and has resulted in a reduction of the loan balance of $872,000 during the second quarter of 2013.

An additional relationship that includes impaired loans which had a balance of approximately $1,943,000 is with a borrower that purchased a large parcel of land in the Company’s market area. The loan is current with respect to the interest only payment requirements. Since there have been no sales to date, and several extension requests, the loan was placed in nonaccrual status. Due to the guarantee of this debt by several municipal authorities, combined with a strong loan to value ratio, no partial charge-offs or specific reserves have been established on this loan as of June 30, 2013.

The final relationship, which had a book balance of $1,750,000 is with a real estate developer that was developing townhomes to be sold to interested parties. Due to the softness in the real estate market and longer absorption periods to sell the townhomes, the properties were converted to residential properties that are being leased. Updated appraisals were obtained in the second quarter of 2013 on the units, and partial charge-offs totaling approximately 47% of the legal balance of the loans have been taken. The borrower has been uncooperative with the Company, which has resulted in the Bank exercising its right to assignment of the leases, and collection of rental payments directly from the tenants of the properties. The Company is pursuing foreclosure action.

The Company has another 40 relationships with borrowers that include loans that are individually evaluated for impairment, and has taken a similar approach with these relationships as it has with those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination properly included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date totaling $1,898,000, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of June 30, 2013. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. See Note 3, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements for a description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve, which information is incorporated herein by reference.

Activity in the allowance for loan losses for the three months ended June 30, 2013 and 2012 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2013
Balance, beginning of period	$12,165	$2,614	$1,353	$285	$16,417	$3,388	$112	$3,500	$2,000	$21,917
Provision for loan losses	630	(2,080)	(366)	(31)	(1,847)	604	38	642	(195)	(1,400)
Charge-offs	(1,535)	1	(114)	0	(1,648)	(225)	(26)	(251)	0	(1,899)
Recoveries	28	1,411	2	0	1,441	29	10	39	0	1,480

Balance, end of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098

June 30, 2012
Balance, beginning of period	$16,282	$6,719	$891	$905	$24,797	$1,301	$45	$1,346	$2,013	$28,156
Provision for loan losses	19,516	2,549	1,201	107	23,373	(377)	79	(298)	(75)	23,000
Charge-offs	(13,777)	(2,665)	(152)	0	(16,594)	(44)	(57)	(101)	0	(16,695)
Recoveries	1,500	200	65	0	1,765	7	2	9	0	1,774

Balance, end of period	$23,521	$6,803	$2,005	$1,012	$33,341	$887	$69	$956	$1,938	$36,235

Activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	157	(2,826)	(658)	31	(3,296)	1,749	69	1,818	78	(1,400)
Charge-offs	(2,677)	(144)	(114)	0	(2,935)	(263)	(46)	(309)	0	(3,244)
Recoveries	89	1,414	12	0	1,515	35	26	61	0	1,576

Balance, end of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098

June 30, 2012
Balance, beginning of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	32,880	6,399	2,056	223	41,558	215	55	270	372	42,200
Charge-offs	(40,440)	(9,977)	(1,220)	0	(51,637)	(272)	(69)	(341)	0	(51,978)
Recoveries	1,522	673	84	0	2,279	11	8	19	0	2,298

Balance, end of period	$23,521	$6,803	$2,005	$1,012	$33,341	$887	$69	$956	$1,938	$36,235

The allowance for loan losses totaled $20,098,000 at June 30, 2013, a $3,068,000 decline from December 31, 2012. As of June 30, 2013, the allowance for loan losses to total loans was 2.99% compared to 3.29% as of December 31, 2012, and the allowance for loan losses to nonaccrual loans and restructured loans still accruing was 110.13% at December 31, 2012 compared to 101.82% at June 30, 2013.

A summary of relevant asset quality ratios for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Ratio of annualized net charge-offs to average loans outstanding	0.25%	6.78%	0.49%	10.83%
Provision for loan losses to net charge-offs	(334.13)%	154.15%	(83.93)%	84.99%

Net charge-offs were $419,000 and $1,668,000 for the three and six months ended June 30, 2013, compared to $14,921,000 and $49,680,000 for the same period in 2012. The lower levels of charge-offs in 2013 significantly decreased the annualized ratio of charge-offs to average loans outstanding and reduced the provision for loan losses to charge-off ratio. The elevated charge-offs for the quarter ended June 30, 2012 significantly increased the annualized charge-offs to average loans outstanding ratio during that period, and was the result of the Company changing its approach to partial charge-offs on impaired loans, versus reserving them as was general practice prior to this quarter. The majority of the charge-offs remain in the non owner-occupied commercial real estate, owner-occupied commercial real estate and commercial and land development loan portfolios.

The following tables summarize the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at June 30, 2013 and December 31, 2012.

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
June 30, 2013
Loans allocated by:
Individually evaluated for impairment	$12,128	$3,035	$1,907	$0	$2,665	$2	$0	$19,737
Collectively evaluated for impairment	310,073	21,693	39,022	64,761	211,002	6,467	0	653,018

	$322,201	$24,728	$40,929	$64,761	$213,667	$6,469	$0	$672,755

Allowance for loan losses allocated by:
Individually evaluated for impairment	$497	$0	$0	$0	$181	$0	$0	$678
Collectively evaluated for impairment	10,791	1,946	875	254	3,615	134	1,805	19,420

	$11,288	$1,946	$875	$254	$3,796	$134	$1,805	$20,098

December 31, 2012
Loans allocated by:
Individually evaluated for impairment	$11,266	$4,718	$1,818	$0	$3,230	$2	$0	$21,034
Collectively evaluated for impairment	342,080	28,507	37,522	68,018	199,566	7,012	0	682,705

	$353,346	$33,225	$39,340	$68,018	$202,796	$7,014	$0	$703,739

Allowance for loan losses allocated by:
Individually evaluated for impairment	$375	$9	$928	$0	$0	$0	$0	$1,312
Collectively evaluated for impairment	13,344	3,493	707	223	2,275	85	1,727	21,854

	$13,719	$3,502	$1,635	$223	$2,275	$85	$1,727	$23,166

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at June 30, 2013 and December 31, 2012. In addition to the reserve allocations on impaired loans noted above at June 30, 2013, approximately 25 loans, with outstanding general ledger principal balances of $8,038,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $4,105,000. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balances exceeded their fair values.

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

A large component of the reserve for the last two years has been allocated to the commercial real estate segment, which is consistent with this segment having the largest amount of impaired loans at both June 30, 2013 and December 31, 2012.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $1,727,000 at December 31, 2012 to $1,805,000 at June 30, 2013 and represents 9.0% of the entire allowance for loan losses balance at June 30, 2012, compared to 7.5% at December 31, 2012.

While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Capital Adequacy and Regulatory Matters

Capital Resources. The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have historically been developed to provide appropriate rates of returns to its shareholders, while maintaining a “well capitalized” position of regulatory strength.

Total shareholders’ equity increased $110,000 from $87,694,000 at December 31, 2012 to $87,804,000 at June 30, 2013. The primary reason for the net increase in shareholders’ equity was the $4,968,000 net income for the six months ended June 30, 2013, offset by a decline in the unrealized gains on securities available for sale, net of tax, of $4,961,000. As of June 30, 2013, accumulated other comprehensive loss of $3,133,000 was primarily the result of the rise in interest rates during the year, resulting in unrealized losses on the available for sale securities portfolio.

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

Capital Adequacy. In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that is dependent on future taxable income greater than one year from the reporting date. As of June 30, 2013 and December 31, 2012, the Company provided a full valuation allowance on its deferred tax asset, which reduced the deferred tax asset, excluding other comprehensive income items, to zero.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of June 30, 2013 and December 31, 2012, $11,453,000 and $13,820,000 of the allowance for credit losses was excluded from Tier 2 capital.

Regulatory Capital. As of June 30, 2013 the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of June 30, 2013 compared to the minimum to be considered well capitalized under prompt corrective action provisions were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$99,192	13.9%	$57,207	8.0%	n/a	n/a
Orrstown Bank	97,314	13.6%	57,184	8.0%	$71,480	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	90,110	12.6%	28,604	4.0%	n/a	n/a
Orrstown Bank	88,236	12.3%	28,592	4.0%	42,888	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	90,110	7.5%	47,830	4.0%	n/a	n/a
Orrstown Bank	88,236	7.4%	47,861	4.0%	59,827	5.0%

The Company and the Bank have been able to increase their capital ratios from December 31, 2012 levels due to net income earned for the first half of 2013, combined with a lowering of its risk weighted assets due to a shift in asset composition, and a reduction in off-balance sheet exposures and related credit equivalent factors.

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

Basel III Capital Rules. In July 2013, the Company and Bank’s primary federal regulator, the Federal Reserve, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations, including community banks, which also incorporate provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and Bank, compared to existing U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios, addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the current risk-weighting approach. The Basel III Capital Rules are effective for the Company and Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however the Company and Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank are still evaluating the benefits and limitations of making this election, and have not yet concluded if they will take advantage of the election.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%, and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized). The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Significant changes to current rules that will impact the Company’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, compared to 100% risk weight currently in place;

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due or in nonaccrual status, compared to 100% risk weight currently in place; and

•

Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, compared to 0% currently in place.

Management is currently evaluating the impact that the Basel III Capital Rules, on a fully phased-in basis, will have on our capital levels. Management anticipates that it will be in compliance with the phased in rules.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Management, through its ALCO process, attempts to manage the level of repricing and maturity mismatch so that fluctuations in net interest income is maintained within policy limits in current and expected market conditions. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates. Rate spreads will be sacrificed at times in order to enable the sensitivity position to stay within the guidelines called for by asset/liability management policy. Investment and pricing decisions are made using both liquidity and sensitivity analyses as tools. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation.

The Company’s Risk Sensitive Assets (RSA) to Risk Sensitive Liabilities (RSL) ratio at June 30, 2013 decreased from December 31, 2012, and is more liability sensitive than at year end. The primary reason for the decrease in the RSA/RSL ratio for each cumulative period presented is due to investing greater liquidity in securities available for sale, and less in interest-bearing deposits in banks in order to capture greater yield.

The following gap summary demonstrates the shift in RSA/RSL (cumulative) position since year end:

	Within 6 Months	Within 12 Months	Within 24 Months	Within 36 Months

June 30, 2013	0.79	0.86	0.92	1.06
March 31, 2013	0.84	0.92	0.95	1.09
December 31, 2012	0.99	0.94	1.02	1.09

Management closely monitors the fiscal and monetary policies of our government and acts in anticipation of changes in order to maintain a healthy earning asset interest bearing liabilities balance.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of June 30, 2013, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange and Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The nature of Orrstown Financial Services, Inc.’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described in Note 9, “Contingencies” to the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

Item 1A – Risk Factors

There have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended June 30, 2013, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan. In connection with the formal written agreements entered into with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking, the Company’s Stock Repurchase Plan has been suspended, and the Company does not expect to repurchase shares in the foreseeable future.

The Company did not sell any unregistered securities during the quarter ended June 30, 2013.

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

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr.
President and CEO
(Principal Executive Officer)

/s/ David P. Boyle
David P. Boyle
Executive Vice President and CFO
(Principal Financial Officer)

Date: August 8, 2013

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