Form 10-Q
period 2013-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2013-11-08
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares outstanding of the registrant’s Common Stock as of November 1, 2013: 8,106,444.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	September 30, 2013	December 31, 2012 *
Assets
Cash and due from banks	$17,502	$16,933
Interest bearing deposits with banks	52,874	133,755

Cash and cash equivalents	70,376	150,688

Restricted investments in bank stock	8,037	9,804
Securities available for sale	384,522	301,970
Loans held for sale	1,648	7,862
Loans	683,642	703,739
Less: Allowance for loan losses	(21,252)	(23,166)

Net Loans	664,038	688,435

Premises and equipment, net	26,375	26,782
Cash surrender value of life insurance	25,635	25,030
Intangible assets	674	832
Accrued interest receivable	3,380	3,188
Other assets	29,441	25,939

Total assets	1,212,478	$1,232,668

Liabilities
Deposits:
Non-interest bearing	$118,181	$121,090
Interest bearing	916,752	963,949

Total deposits	1,034,933	1,085,039

Short-term borrowings	25,320	9,650
Long-term debt	16,431	37,470
Accrued interest and other liabilities	46,156	12,815

Total liabilities	1,122,840	1,144,974

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$ 0.05205 stated value per share 50,000,000 shares authorized; 8,107,255 and 8,080,411 shares issued; 8,106,444 and 8,079,599 shares outstanding	422	421
Additional paid—in capital	123,100	122,724
Retained earnings (accumulated deficit)	(30,182)	(37,259)
Accumulated other comprehensive income (loss)	(3,682)	1,828
Treasury stock—common, 811 and 812 shares, at cost	(20)	(20)

Total shareholders’ equity	89,638	87,694

Total liabilities and shareholders’ equity	$1,212,478	$1,232,668

*	The consolidated balance sheet at December 31, 2012 has been derived from audited financial statements at that date.

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest and dividend income
Interest and fees on loans	$7,739	$9,567	$23,803	$30,717
Interest and dividends on investment securities
Taxable	904	768	2,716	3,105
Tax-exempt	298	325	784	1,413
Short-term investments	41	71	152	214

Total interest and dividend income	8,982	10,731	27,455	35,449

Interest expense
Interest on deposits	1,073	1,519	3,436	5,359
Interest on short-term borrowings	19	20	33	113
Interest on long-term debt	124	163	412	560

Total interest expense	1,216	1,702	3,881	6,032

Net interest income	7,766	9,029	23,574	29,417
Provision for loan losses	0	5,100	(1,400)	47,300

Net interest income after provision for loan losses	7,766	3,929	24,974	(17,883)

Noninterest income
Service charges on deposit accounts	1,448	1,564	4,307	4,626
Other service charges, commissions and fees	283	368	789	966
Trust department income	1,273	1,096	3,551	3,348
Brokerage income	426	364	1,502	1,148
Mortgage banking activities	727	931	2,584	2,143
Earnings on life insurance	241	251	721	749
Other income (loss)	44	308	(38)	294
Investment securities gains (losses)	157	(2)	279	4,824

Total noninterest income	4,599	4,880	13,695	18,098

Noninterest expense
Salaries and employee benefits	5,584	4,874	16,717	14,508
Occupancy expense	486	491	1,521	1,518
Furniture and equipment	900	754	2,528	2,159
Data processing	106	171	369	434
Telephone	108	137	301	479
Advertising and bank promotions	231	434	716	1,115
FDIC Insurance	647	788	1,938	2,019
Professional services	463	729	1,801	2,281
Collection problem loan	184	593	565	1,890
Real estate owned expenses	55	230	115	706
Taxes other than income	222	231	710	695
Intangible asset amortization	52	52	157	157
Other operating expenses	1,499	1,649	4,375	4,788

Total noninterest expenses	10,537	11,133	31,813	32,749

Income (loss) before income tax (benefit)	1,828	(2,324)	6,856	(32,534)
Income tax expense (benefit)	(281)	19,028	(221)	6,950

Net income (loss)	$2,109	$(21,352)	$7,077	$(39,484)

Per share information:
Basic earnings (loss) per share	$0.26	$(2.65)	$0.87	$(4.90)
Diluted earnings (loss) per share	0.26	(2.65)	0.87	(4.90)
Dividends per share	0.00	0.00	0.00	0.00
Average shares and common stock equivalents outstanding	8,091,172	8,065,268	8,088,876	8,061,682

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss)	$2,109	$(21,352)	$7,077	$(39,484)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	(688)	1,603	(8,198)	2,522
Reclassification adjustment for (gains) losses realized in net income	(157)	2	(279)	(4,824)

Net unrealized gains (losses)	(845)	1,605	(8,477)	(2,302)
Tax effect	296	(562)	2,967	806
Total other comprehensive loss, net of tax and reclassification adjustments	(549)	1,043	(5,510)	(1,496)

Total comprehensive income (loss)	$1,560	$(20,309)	$1,567	$(40,980)

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

		Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2012	$419	$122,514	$1,195	$4,089	$(20)	$128,197
Net income (loss)	0	0	(39,484)	0	0	(39,484)
Total other comprehensive income (loss), net of taxes	0	0	0	(1,496)	0	(1,496)
Stock-based compensation plans:
Issuance of stock (8,879 shares)	1	68	0	0	0	69
Compensation expense	0	23	0	0	0	23
Issuance of stock through dividend reinvestment plan (1,407 shares)	0	11	0	0	0	11

Balance, September 30, 2012	$420	$122,616	$(38,289)	$2,593	$(20)	$87,320

Balance, January 1, 2013	$421	$122,724	$(37,259)	$1,828	$(20)	$87,694
Net income	0	0	7,077	0	0	7,077
Total other comprehensive income (loss), net of taxes	0	0	0	(5,510)	0	(5,510)
Stock-based compensation plans:
Issuance of stock (26,610 shares, including 1 treasury)	1	373	0	0	0	374
Issuance of stock through dividend reinvestment plan (235 shares)	0	3	0	0	0	3

Balance, September 30, 2013	$422	$123,100	$(30,182)	$(3,682)	$(20)	$89,638

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,077	$(39,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities available for sale	5,996	5,251
Depreciation and amortization	2,076	1,963
Provision for loan losses	(1,400)	47,300
Stock based compensation	125	0
Net change in loans held for sale	6,214	(5,496)
Net loss on disposal of other real estate owned	144	8
Writedown of other real estate owned	29	436
Deferred income taxes, including valuation allowance adjustments	0	20,384
Investment securities gains	(279)	(4,824)
Earnings on cash surrender value of life insurance	(605)	(650)
(Increase) decrease in accrued interest receivable	(118)	852
Increase in accrued interest payable and other liabilities	(253)	2,280
Other, net	(2,695)	(17,186)

Net cash provided by operating activities	16,311	10,834

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available for sale securities	25,519	94,099
Maturities, repayments and calls of available for sale securities	68,080	59,889
Purchases of available for sale securities	(155,841)	(138,000)
Net change in restricted investments in bank stocks	1,767	1,143
Net decrease in loans	19,214	84,403
Proceeds from sale of loans	0	19,702
Purchases of bank premises and equipment	(1,218)	(1,245)
Proceeds from disposal of other real estate owned	1,079	2,383

Net cash provided (used) by investing activities	(41,400)	122,374

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(50,106)	(96,439)
Net increase (decrease) in short term purchased funds	15,670	(22,947)
Payments on long-term debt	(21,039)	(15,990)
Net proceeds from issuance of common stock	252	103

Net cash used by financing activities	(55,223)	(135,273)

Net decrease in cash and cash equivalents	(80,312)	(2,065)
Cash and cash equivalents at beginning of period	150,688	109,669

Cash and cash equivalents at end of period	$70,376	$107,604

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,974	$6,515
Income taxes	0	1,267
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$341	$3,237
Security purchases not yet settled	34,578	0

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

Basis of Presentation – The unaudited financial statements of the Company and its subsidiary are presented for the three and nine months ended September 30, 2013 and 2012 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2012 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. All significant intercompany transactions and accounts have been eliminated.

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

The Company has established a full valuation allowance on its net deferred tax assets at September 30, 2013, based on the Company’s previous taxable losses, projections for future taxable income, and other available evidence, in which management determined it was “more likely than not” that some portion of the asset would not be realized. Management may need to modify its judgment in this regard from one quarter to the next, and should improvement occur in operating performance, the need for a full valuation allowance may be reduced or eliminated.

Subsequent Events – GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after September 30, 2013, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

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

The types of securities the Company invests in are included in Note 2, “Securities Available for Sale” and the types of lending the Company engages in are included in Note 3, “Loans Receivable and Allowance for Loan Losses.”

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, federal funds sold and interest bearing deposits due on demand, all of which have original maturities of 90 days or less.

Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of September 30, 2013 and December 31, 2012, and consists of common stock of the Federal Reserve Bank of Philadelphia, Atlantic Central Bankers Bank and the Federal Home Loan Bank (“FHLB”) of Pittsburgh stocks.

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

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of September 30, 2013. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of September 30, 2013 is no assurance that impairment may not occur in the future.

Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of September 30, 2013 and December 31, 2012 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company follows the accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 820-10). This guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery; the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company had no debt securities it deemed to be other than temporarily impaired at September 30, 2013 and December 31, 2012.

The Company’s securities are exposed to various risks, such as interest rate risk, market risk, and credit risks. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment assets reported in the consolidated financial statements.

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

Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB of Pittsburgh and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and generally retains the servicing of those loans. At September 30, 2013 and December 31, 2012 the balance of loans serviced for others was $324,613,000 and $329,360,000.

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

Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $965,000 and $1,876,000 as of September 30, 2013 and December 31, 2012 and is included in other assets.

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

Stock Compensation Plans – The Company has a stock compensation plan that covers employees and non-employee directors. Stock compensation accounting guidance (FASB ASC 718, Compensation – Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock award, including a Black-Scholes model for stock options. Compensation cost for all stock awards is calculated and recognized over the employee’s service period, generally defined as the vesting period.

Income Taxes – The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

The component of accumulated other comprehensive income, net of taxes, at September 30, 2013 and December 31, 2012 consisted of unrealized gains (losses) on securities available for sale and totaled ($3,682,000) and $1,828,000.

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

NOTE 2. SECURITIES AVAILABLE FOR SALE

At September 30, 2013 and December 31, 2012, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at September 30, 2013 and December 31, 2012 were:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013
U.S Treasury	$25,998	$29	$0	$26,027
U.S. Government Agencies	26,657	17	271	26,403
U.S. Government Sponsored Enterprises (GSE)	40,136	43	647	39,532
States and political subdivisions	70,972	462	3,489	67,945
GSE residential mortgage-backed securities	185,385	1,097	822	185,660
GSE commercial mortgage-backed securities	40,989	0	2,103	38,886

Total debt securities	390,137	1,648	7,332	384,453
Equity securities	50	19	0	69

Totals	$390,187	$1,667	$7,332	$384,522

December 31, 2012
U.S. Treasury	$25,996	$14	$0	$26,010
U.S. Government Sponsored Enterprises (GSE)	44,331	431	0	44,762
States and political subdivisions	37,324	1,588	3	38,909
GSE residential mortgage-backed securities	160,118	1,014	333	160,799
GSE commercial mortgage-backed securities	31,339	143	61	31,421

Total debt securities	299,108	3,190	397	301,901
Equity securities	50	19	0	69

Totals	$299,158	$3,209	$397	$301,970

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
U.S. Government Agencies	$20,671	$271	$0	$0	$20,671	$271
U.S. Government Sponsored Enterprises (GSE)	12,139	647	0	0	12,139	647
States and political subdivisions	47,042	3,489	0	0	47,042	3,489
GSE residential mortgage-backed securities	80,371	821	769	1	81,140	822
GSE commercial mortgage-backed securities	38,886	2,103	0	0	38,886	2,103

Total temporarily impaired securities	$199,109	$7,331	$769	$1	$199,878	$7,332

December 31, 2012
States and political subdivisions	$885	$3	$0	$0	$885	$3
GSE residential mortgage-backed securities	64,952	312	2,657	21	67,609	333
GSE commercial mortgage-backed securities	20,396	61	0	0	20,396	61

Total temporarily impaired securities	$86,233	$376	$2,657	$21	$88,890	$397

The Company had 73 securities and 27 securities at September 30, 2013 and December 31, 2012 in which the amortized cost exceeds their values, as discussed below.

U.S. Agencies and Government Sponsored Enterprises (GSE). 46 U.S. Agencies and GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, all but one of which are in the less than 12 months category at September 30, 2013. At December 31, 2012, the Company had 26 GSE securities with amortized costs which exceed their fair values, all but one of which was in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013 or at December 31, 2012.

State and Political Subdivisions. 27 state and political subdivision securities had amortized costs which exceeded their fair value for less than 12 months at September 30, 2013. At December 31, 2012, one state and political subdivision security had an unrealized loss, which was less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013 or at December 31, 2012.

The amortized cost and fair values of securities available for sale at September 30, 2013 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$54,013	$54,089
Due after one year through five years	380	380
Due after five years through ten years	25,534	24,713
Due after ten years	83,836	80,725
GSE residential mortgage-backed securities	185,385	185,660
GSE commercial mortgage-backed securities	40,989	38,886

Total debt securities	390,137	384,453
Equity securities	50	69

	$390,187	$384,522

Gross gains on sales of securities were $160,000 and $20,000 for the three months ended September 30, 2013 and 2012. Gross losses on sales of securities were $3,000 and $22,000 for the three months ended September 30, 2013 and 2012. Gross gains on the sales of securities were $419,000 and $4,986,000 for the nine months ended September 30, 2013 and 2012. Gross losses on securities available for sale were $140,000 and $162,000 for the nine months ended September 30, 2013 and 2012.

Securities with a fair value of $280,309,000 and $258,024,000 at September 30, 2013 and December 31, 2012 were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio is broken down into segments to an appropriate level of disaggregation to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio. Management has incorporated the provisions of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses, resulting in a refinement in its portfolio segregation. Consistent with the standard, the segments were further broken down into classes to allow for differing risk characteristics within a segment.

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

Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential loans present a different credit risk to the Company than owner-occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinders the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships as compared to owner occupied loans mentioned above in its loan pricing.

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

Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business, real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the credit worthiness of the borrower and to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes, as of September 30, 2013 and December 31, 2012 was as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$111,304	$144,290
Non-owner occupied	144,092	120,930
Multi-family	19,656	21,745
Non-owner occupied residential	59,384	66,381
Acquisition and development:
1-4 family residential construction	1,725	2,850
Commercial and land development	23,487	30,375
Commercial and industrial	34,218	39,340
Municipal	63,291	68,018
Residential mortgage:
First lien	124,488	108,601
Home equity—term	19,204	14,747
Home equity—Lines of credit	76,422	79,448
Installment and other loans	6,371	7,014

	$683,642	$703,739

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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2013
Commercial real estate:
Owner-occupied	$90,511	$4,481	$11,731	$4,105	$476	$111,304
Non-owner occupied	115,859	4,763	17,782	5,688	0	144,092
Multi-family	15,918	2,161	1,242	335	0	19,656
Non-owner occupied residential	46,574	3,281	5,255	4,274	0	59,384
Acquisition and development:
1-4 family residential construction	1,382	0	0	343	0	1,725
Commercial and land development	13,906	1,159	5,886	2,536	0	23,487
Commercial and industrial	29,323	2,004	1,048	1,843	0	34,218
Municipal	63,291	0	0	0	0	63,291
Residential mortgage:
First lien	121,860	0	299	2,281	48	124,488
Home equity—term	19,154	0	0	37	13	19,204
Home equity—Lines of credit	76,289	0	10	88	35	76,422
Installment and other loans	6,371	0	0	0	0	6,371

	$600,438	$17,849	$43,253	$21,530	$572	$683,642

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2012
Commercial real estate:
Owner-occupied	$121,333	$11,917	$8,623	$2,229	$188	$144,290
Non-owner occupied	95,876	7,351	14,241	3,462	0	120,930
Multi-family	17,205	3,936	585	19	0	21,745
Non-owner occupied residential	45,468	12,199	3,346	5,368	0	66,381
Acquisition and development:
1-4 family residential construction	1,608	333	0	198	711	2,850
Commercial and land development	14,793	8,937	2,836	3,208	601	30,375
Commercial and industrial	33,380	3,713	429	566	1,252	39,340
Municipal	68,018	0	0	0	0	68,018
Residential mortgage:
First lien	101,390	3,026	1,604	2,581	0	108,601
Home equity – term	14,403	52	235	57	0	14,747
Home equity – Lines of credit	76,418	1,073	1,365	592	0	79,448
Installment and other loans	6,998	11	3	2	0	7,014

	$596,890	$52,548	$33,267	$18,282	$2,752	$703,739

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

As of September 30, 2013 and December 31, 2012, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as troubled debt restructurings but that are accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

The following tables summarize impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2013 and December 31, 2012. Allowances established at September 30, 2013 and December 31, 2012 generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2013
Commercial real estate:
Owner-occupied	$476	$942	$476	$4,105	$4,607
Non-owner occupied	0	0	0	5,688	6,218
Multi-family	0	0	0	335	420
Non-owner occupied residential	0	0	0	4,274	4,550
Acquisition and development:
1-4 family residential construction	0	0	0	343	371
Commercial and land development	0	0	0	2,536	3,170
Commercial and industrial	0	0	0	1,843	1,953
Residential mortgage:
First lien	48	48	48	2,281	2,425
Home equity—term	50	51	49	0	0
Home equity—Lines of credit	123	124	105	0	0
Installment and other loans	0	0	0	0	0

	$697	$1,165	$678	$21,405	$23,714

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,417	$2,680
Non-owner occupied	1,257	1,257	329	2,205	5,487
Multi-family	0	0	0	19	198
Non-owner occupied residential	204	204	46	5,164	6,510
Acquisition and development:
1-4 family residential construction	711	725	9	198	202
Commercial and land development	0	0	0	3,809	8,556
Commercial and industrial	1,373	1,402	928	445	445
Residential mortgage:
First lien	0	0	0	2,581	2,784
Home equity – term	0	0	0	57	75
Home equity – lines of credit	0	0	0	592	597
Installment and other loans	0	0	0	2	2

	$3,545	$3,588	$1,312	$17,489	$27,536

The following tables summarize the average recorded investment in impaired loans and related interest income recognized on loans deemed to be impaired for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$4,249	$41	$8,499	$48
Non-owner occupied	3,980	50	14,928	37
Multi-family	168	16	1,203	120
Non-owner occupied residential	5,108	45	12,440	57
Acquisition and development:
1-4 family residential construction	345	0	2,049	21
Commercial and land development	2,613	0	13,608	100
Commercial and industrial	1,875	0	3.359	16
Residential mortgage:
First lien	2,421	29	3,459	41
Home equity—term	47	2	46	1
Home equity—lines of credit	116	4	383	17
Installment and other loans	1	0	6	1

	$20,923	$187	$59,980	$459

	Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,270	$99	$9,864	$92
Non-owner occupied	3,605	86	17,099	397
Multi-family	89	16	2,008	120
Non-owner occupied residential	4,875	60	26,905	266
Acquisition and development:
1-4 family residential construction	602	0	1,881	23
Commercial and land development	2,967	2	14,863	287
Commercial and industrial	1,724	65	2,748	27
Residential mortgage:
First lien	2,528	31	2,730	73
Home equity—term	47	2	181	2
Home equity—lines of credit	336	4	436	19
Installment and other loans	1	0	9	2

	$20,044	$365	$78,724	$1,308

The following table presents impaired loans that are troubled debt restructurings, with the recorded investment as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner Occupied	2	$150	0	$0
Non-owner occupied	3	4,165	2	1,981
Non-owner occupied residential	0	0	1	204
Acquisition and development:
Commercial and land development	1	520	0	0
Commercial and industrial	0	0	1	122
Residential mortgage:
First lien	1	454	2	749
Home equity—lines of credit	0	0	1	36

Total accruing	7	5,289	7	3,092

Nonaccruing:
Commercial real estate:
Owner-occupied	0	0	1	7
Non-owner occupied	1	713	0	0
Non-owner occupied residential	1	196	4	1,209
Commercial and industrial	1	114	0	0
Residential mortgage:
First lien	1	283	0	0

	4	1,306	5	1,216

	11	$6,595	12	$4,308

The following table presents restructured loans, included in nonaccrual status, that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2013 and 2012.

	September 30, 2013		September 30, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended:
Commercial real estate:
Non-owner occupied	0	$0	1	$193

Nine Months Ended:
Commercial real estate:
Owner-occupied	0	$0	1	$6
Non-owner occupied	0	0	1	193
Non-owner occupied residential	0	0	5	1,269
Acquisition and development:
Commercial and land development	0	0	2	772

	0	$0	9	$2,240

The following table presents the number of loans modified with the recorded investment representing both their pre-modification and post-modification investment balances for the three and nine months ended September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended:
Commercial real estate:
Owner-occupied	2	$150	0	$0
Non-owner occupied	2	3,457	0	0

	4	$3,607	0	$0

Nine Months Ended:
Commercial real estate:
Owner-occupied	2	$150	0	$0
Non-owner occupied	2	3,457	0	0
Acquisition and development:
Commercial and land development	1	524	0	0
Commercial and industrial	0	0	1	203
Residential mortgage:
First lien	0	0	1	299
Home equity—lines of credit	0	0	1	37

	5	$4,131	3	$539

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loans in the portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2013 and December 31, 2012:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2013
Commercial real estate:
Owner-occupied	$106,279	$594	$0	$0	$594	$4,431	$111,304
Non-owner occupied	142,569	0	0	0	0	1,523	144,092
Multi-family	19,321	0	0	0	0	335	19,656
Non-owner occupied residential	55,026	84	0	0	84	4,274	59,384
Acquisition and development:
1-4 family residential construction	1,382	0	0	0	0	343	1,725
Commercial and land development	21,250	193	8	20	221	2,016	23,487
Commercial and industrial	31,500	875	0	0	875	1,843	34,218
Municipal	63,291	0	0	0	0	0	63,291
Residential mortgage:
First lien	120,955	1,124	534	0	1,658	1,875	124,488
Home equity—term	18,933	160	61	0	221	50	19,204
Home equity—Lines of credit	75,962	288	49	0	337	123	76,422
Installment and other loans	6,284	50	37	0	87	0	6,371

	$662,752	$3,368	$689	$20	$4,077	$16,813	$683,642

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2012
Commercial real estate:
Owner-occupied	$141,833	$40	$0	$0	$40	$2,417	$144,290
Non-owner occupied	119,320	129	0	0	129	1,481	120,930
Multi-family	21,726	0	0	0	0	19	21,745
Non-owner occupied residential	60,890	122	205	0	327	5,164	66,381
Acquisition and development:
1-4 family residential construction	1,770	0	171	0	171	909	2,850
Commercial and land development	26,054	511	1	0	512	3,809	30,375
Commercial and industrial	37,348	296	0	0	296	1,696	39,340
Municipal	68,018	0	0	0	0	0	68,018
Residential mortgage:
First lien	104,933	1,565	270	0	1,835	1,833	108,601
Home equity – term	14,609	81	0	0	81	57	14,747
Home equity – Lines of credit	78,880	0	12	0	12	556	79,448
Installment and other loans	6,837	161	14	0	175	2	7,014

	$682,218	$2,905	$673	$0	$3,578	$17,943	$703,739

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

In connection with its quarterly evaluation of the adequacy of the allowance for loan losses, management continually reviews its methodology to determine if it continues to properly address the risk in the loan portfolio. For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. In response to the improved risk profile within the loan portfolio at December 31, 2012, the look back period for historical losses was extended to 12 quarters, weighted one-half for the most recent four quarters, and one quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Again, management considered current economic and real estate conditions, the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year. Based on management’s assessment and in compliance with regulatory guidance, the Company began recording partial charge offs on collateral dependent loans in the first quarter of 2012, eliminating the need for specific reserves on collateral dependent loans. Although both methods are acceptable under ASC 310, the revised method is more consistent with regulatory directives and was implemented by the Company resulting in increased charge-offs during 2012.

In addition to the quantitative analysis, adjustments to the reserve requirements are allocated to loans collectively evaluated for impairment based on additional qualitative factors. As of September 30, 2013 and December 31, 2012, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:

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

Classified Loans Trends – Factors considered include the internal loan ratings of the portfolio, the severity of the ratings, whether the loan segment’s ratings show a more favorable or less favorable trend, and underlying market conditions and its impact on the collateral values securing the loans.

Experience, Ability and Depth of Management/Lending staff – Factors considered include the years’ experience of senior and middle management and the lending staff and turnover of the staff, and instances of repeat criticisms of ratings.

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

Prior to December 31, 2012, qualitative factors were also utilized in the determination of loans collectively evaluated for impairment, but consisted of only five factors, which are included in the eight factors listed above, with anticipated loss allocations that ranged from 0-8 basis points. It was determined that the qualitative adjustments would be expanded to the current range of minus 150 basis points to a positive 150 basis points, as the prior range of 0-8 basis points was deemed to be too restrictive and did not adequately address the credit improvement in the remaining loan portfolio.

Activity in the allowance for loan losses for the three months ended September 30, 2013 and 2012 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2013
Balance, beginning of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098
Provision for loan losses	3,495	(1,117)	(2,651)	(12)	(285)	2	11	13	272	0
Charge-offs	(1,767)	(2)	0	0	(1,769)	0	(46)	(46)	0	(1,815)
Recoveries	45	267	2,530	0	2,842	100	27	127	0	2,969

Balance, end of period	$13,061	$1,094	$754	$242	$15,151	$3,898	$126	$4,024	$2,077	$21,252

September 30, 2012
Balance, beginning of period	$23,521	$6,803	$2,005	$1,012	$33,341	$887	$69	$956	$1,938	$36,235
Provision for loan losses	584	5,020	250	(783)	5,071	169	58	227	(198)	5,100
Charge-offs	(782)	(4,139)	(69)	0	(4,990)	(109)	(46)	(155)	0	(5,145)
Recoveries	483	13	8	0	504	4	2	6	0	510

Balance, end of period	$23,806	$7,697	$2,194	$229	$33,926	$951	$83	$1,034	$1,740	$36,700

Activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	3,653	(3,943)	(3,309)	19	(3,580)	1,750	80	1,830	350	(1,400)
Charge-offs	(4,444)	(146)	(114)	0	(4,704)	(263)	(92)	(355)	0	(5,059)
Recoveries	133	1,681	2,542	0	4,356	136	53	189	0	4,545

Balance, end of period	$13,061	$1,094	$754	$242	$15,151	$3,898	$126	$4,024	$2,077	$21,252

September 30, 2012
Balance, beginning of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	33,464	11,419	2,306	(560)	46,629	384	113	497	174	47,300
Charge-offs	(41,222)	(14,116)	(1,289)	0	(56,627)	(381)	(115)	(496)	0	(57,123)
Recoveries	2,005	686	92	0	2,783	15	10	25	0	2,808

Balance, end of period	$23,806	$7,697	$2,194	$229	$33,926	$951	$83	$1,034	$1,740	$36,700

The following tables summarize the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
September 30, 2013
Loans allocated by:
Individually evaluated for impairment	$14,878	$2,879	$1,843	$0	$2,502	$0	$0	$22,102
Collectively evaluated for impairment	319,558	22,333	32,375	63,291	217,612	6,371	0	661,540

	$334,436	$25,212	$34,218	$63,291	$220,114	$6,371	$0	$683,642

Allowance for loan losses allocated by:
Individually evaluated for impairment	$476	$0	$0	$0	$202	$0	$0	$678
Collectively evaluated for impairment	12,585	1,094	754	242	3,696	126	2,077	20,574

	$13,061	$1,094	$754	$242	$3,898	$126	$2,077	$21,252

December 31, 2012
Loans allocated by:
Individually evaluated for impairment	$11,266	$4,718	$1,818	$0	$3,230	$2	$0	$21,034
Collectively evaluated for impairment	342,080	28,507	37,522	68,018	199,566	7,012	0	682,705

	$353,346	$33,225	$39,340	$68,018	$202,796	$7,014	$0	$703,739

Allowance for loan losses allocated by:
Individually evaluated for impairment	$375	$9	$928	$0	$0	$0	$0	$1,312
Collectively evaluated for impairment	13,344	3,493	707	223	2,275	85	1,727	21,854

	$13,719	$3,502	$1,635	$223	$2,275	$85	$1,727	$23,166

NOTE 4. INCOME TAXES

The Company files income tax returns in the U. S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U. S. federal or state income tax examination by tax authorities for years before 2009.

Included in the balance sheet at September 30, 2013 and December 31, 2012, are tax positions related to loan charge-offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

The components of income tax expense for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Current year provision (benefit):
Federal	$0	$(3,894)	$60	$(13,388)
State	(281)	0	(281)	(46)
Deferred tax expense (benefit)	532	3,050	1,320	512
Valuation allowance on deferred taxes	(532)	19,872	(1,320)	19,872

Net income tax expense (benefit)	$(281)	$19,028	$(221)	$6,950

The provision for income taxes includes $55,000 and ($1,000) of applicable income tax expense (benefit) related to net securities gains (losses) for the three months ended September 30, 2013 and 2012. The provision for income taxes includes $98,000 and $1,688,000 of applicable income tax expense related to net securities gains for the nine months ended September 30, 2013 and 2012.

The components of the net deferred tax asset (liability), included in other assets (liabilities), are as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Deferred tax assets:
Allowance for loan losses	$7,762	$9,672
Deferred compensation	480	477
Retirement plans and salary continuation	1,558	1,473
Stock compensation	189	184
Off balance sheet reserves	214	231
Nonaccrual loan interest	263	228
Net unrealized losses on securities available for sale	1,983	0
Goodwill	191	214
Low income housing credit carryforward	832	806
Alternative minimum tax credit carryforward	60	0
Charitable contribution carryforward	232	391
Net operating loss carryforward	9,156	8,466
Other	179	237

Total deferred tax assets	23,099	22,379
Valuation allowance	(18,915)	(20,235)

	4,184	2,144

Deferred tax liabilities:
Depreciation	1,107	1,232
Net unrealized gains on securities available for sale	0	984
Purchase accounting adjustments	515	575
Other	579	337

Total deferred tax liabilities	2,201	3,128

Net deferred asset (liability)	$1,983	$(984)

As of September 30, 2013, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2018, 2032 and 2032, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at September 30, 2013 and December 31, 2012.

Accordingly, a full valuation allowance for the net amount of the deferred tax assets, which represented future deductible temporary differences on our tax returns, was established at September 30, 2013 and December 31, 2012. Primary factors contributing to this determination at September 30, 2013 and December 31, 2012 included:

•	The Company has exhausted all of its carryback availability to 2010 – 2011, as we had recognized current federal income tax receivable which fully offset 2010 and 2011’s taxable income.

•	As of September 30, 2013 and December 31, 2012, the Company was in a three-year cumulative loss position, representing significant negative evidence against the realizability of the deferred tax asset, and we do not expect to be out of a cumulative loss position over the next few quarters.

•	The entire balance of the deferred tax asset is disallowed for purposes of calculating regulatory capital ratios as of September 30, 2013 and December 31, 2012.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2013 and December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of September 30, 2013 and December 31, 2012 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$102,017	14.1%	$58,012	8.0%	n/a	n/a
Orrstown Bank	100,067	13.8%	57,966	8.0%	$72,458	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	92,796	12.8%	29,006	4.0%	n/a	n/a
Orrstown Bank	90,853	12.5%	28,983	4.0%	43,475	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	92,796	7.9%	47,137	4.0%	n/a	n/a
Orrstown Bank	90,853	7.7%	47,169	4.0%	58,961	5.0%
December 31, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$94,928	12.2%	$62,438	8.0%	n/a	n/a
Orrstown Bank	92,466	11.9%	62,418	8.0%	$78,023	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	84,999	10.9%	31,219	4.0%	n/a	n/a
Orrstown Bank	82,540	10.6%	31,209	4.0%	46,814	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	84,999	6.8%	49,840	4.0%	n/a	n/a
Orrstown Bank	82,540	6.6%	49,873	4.0%	62,341	5.0%

NOTE 6. EARNINGS PER SHARE

Earnings per share for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net income (loss)	$2,109	$(21,352)	$7,077	$(39,484)

Weighted average shares outstanding (basic)	8,091	8,065	8,089	8,062
Impact of common stock equivalents	0	0	0	0

Weighted average shares outstanding (diluted)	8,091	8,065	8,089	8,062

Per share information:
Basic earnings per share	$0.26	$(2.65)	$0.87	$(4.90)
Diluted earnings per share	0.26	(2.65)	0.87	(4.90)

Stock options for 207,000 and 305,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2013 and 2012 as their exercise would have been antidilutive as the exercise price exceeded the average market value. Stock options for 230,000 and 305,000 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2013 and 2012 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

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

	Contract or Notional Amount
(Dollars in thousands)	September 30, 2013	December 31, 2012
Commitments to fund:
Revolving, open ended home equity loans	$83,582	$77,674
1-4 family residential construction loans	1,910	1,002
Commercial real estate, construction and land development loans	10,320	1,021
Commercial, industrial and other loans	35,857	60,250
Standby letters of credit	6,226	11,551

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of September 30, 2013 and December 31, 2012, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $513,000 and $583,000 at September 30, 2013 and December 31, 2012 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended September 30, 2013 and 2012, $76,000 was charged to other noninterest expense for this exposure and for the nine months ended September 30, 2013 and 2012, the amount expensed was ($70,000) and $145,000.

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program was $64,504,000 and $115,630,000 at September 30, 2013 and December 31, 2012, with limited recourse back to the Company on these loans of $8,379,000 and $8,420,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF program or recovering amounts previously charged off, with a resulting charge (credit) of $76,000 and ($101,000) for the three months ended September 30, 2013 and 2012, and $20,000 and ($4,000) for the nine months ended September 30, 2013 and 2012. These amounts, charged to other noninterest expenses represent an estimate of the Company’s loss under its recourse exposure.

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

Fair value measurements under GAAP defines fair value, describes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value.

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

The Company had no fair value liabilities at September 30, 2013 and December 31, 2012. A summary of assets at September 30, 2013 and December 31, 2012, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2013
Securities available for sale:
U.S. Treasury	$0	$26,027	$0	26,027
U.S. Government Agencies	0	26,403	0	26,403
U.S. Government Sponsored Enterprises (GSE)	0	39,532	0	39,532
States and political subdivisions	0	67,945	0	67,945
GSE residential mortgage-backed securities	0	185,660	0	185,660
GSE commercial mortgage-backed securities	0	38,886	0	38,886

Total debt securities	0	384,453	0	384,453
Equity securities—financial services	0	69	0	69

Total securities	$0	$384,522	$0	$384,522

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2012
Securities available for sale:
U.S. Treasury	$0	$26,010	$0	$26,010
U.S. Government Sponsored Enterprises (GSE)	0	44,762	0	44,762
States and political subdivisions	0	38,909	0	38,909
GSE residential mortgage-backed securities	0	160,799	0	160,799
GSE commercial mortgage-backed securities	0	31,421	0	31,421

Total debt securities	0	301,901	0	301,901
Equity securities—financial services	0	69	0	69

Total securities	$0	$301,970	$0	$301,970

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis; however, not all impaired loans have an allocation to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the consolidated statements of operations. Specific allocations to the allowance for loan losses or cumulative partial charge-offs were $2,562,000 and $10,843,000 at September 30, 2013 and December 31, 2012.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific cumulative charges to value the real estate owned at the lower of cost or fair value on properties held at September 30, 2013 and December 31, 2012 were $412,000 and $581,000.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income as less than its carrying value, in which case a lower of cost or fair value charge is taken. As of September 30, 2013 and December 31, 2012, a $0 and $644,000 lower of cost or fair value reserve existed on the mortgage servicing rights portfolio.

A summary of assets at September 30, 2013 and December 31, 2012 measured at fair value on a nonrecurring basis is as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2013
Impaired loans, net	$0	$0	$4,692	$4,692
Foreclosed real estate	0	0	659	659
December 31, 2012
Impaired loans, net	$0	$0	$10,675	$10,675
Foreclosed real estate	0	0	1,101	1,101
Mortgage servicing rights	0	0	2,296	2,296

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2013
Impaired loans	$4,692	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-10% discount
Foreclosed real estate	659	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-25% discount
December 31, 2012
Impaired loans	$10,675	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-10% discount
Foreclosed real estate	1,101	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-10% discount
Mortgage servicing rights	2,296	Discounted cash flows	Remaining term	4.0 years
			Discount rate	10.70%

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2013:
Financial Assets
Cash and due from banks	$17,502	$17,502	$17,502	$0	$0
Interest bearing deposits with banks	52,874	52,874	52,874	0	0
Restricted investments in bank stock	8,037	8,037	0	0	8,037
Securities available for sale	384,522	384,522	0	384,522	0
Loans held for sale	1,648	1,648	0	1,648	0
Loans, net of allowance for loan losses	662,390	669,446	0	0	669,446
Accrued interest receivable	3,380	3,380	0	0	3,380
Mortgage servicing rights	2,844	3,162	0	0	3,162
Financial Liabilities
Deposits	1,034,933	1,037,181	0	1,037,181	0
Short-term borrowings	25,320	25,320	0	25,320	0
Long-term debt	16,431	17,096	0	17,096	0
Accrued interest payable	331	331	0	331	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2012:
Financial Assets
Cash and due from banks	$16,933	$16,933	$16,933	$0	$0
Interest bearing deposits with banks	133,755	133,755	133,755	0	0
Restricted investments in bank stock	9,804	9,804	0	0	9,804
Securities available for sale	301,970	301,970	0	301,970	0
Loans held for sale	7,862	7,862	0	7,862	0
Loans, net of allowance for loan losses	680,573	681,414	0	0	681,414
Accrued interest receivable	3,188	3,188	0	0	3,188
Mortgage servicing rights	2,296	2,296	0	0	2,296
Financial Liabilities
Deposits	$1,085,039	$1,089,344	0	$1,089,344	0
Short-term borrowings	9,650	9,650	0	9,650	0
Long-term debt	37,470	38,676	0	38,676	0
Accrued interest payable	424	424	0	424	0
Off-balance sheet instruments	0	0	0	0	0

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

Pursuant to the Court’s March 28, 2013 Second Scheduling Order, on May 28, 2013 all defendants filed their motions to dismiss the amended complaint, and on July 22, 2013 SEPTA filed its “omnibus” opposition to all of the defendants’ motions to dismiss. On August 23, 2013, all defendants filed reply briefs in further support of their motions to dismiss. The Second Scheduling Order stays all discovery in the case pending the outcome of the motions to dismiss, and informs the parties that a telephonic conference to address discovery and the filing of SEPTA’s motion for class certification will be scheduled after the Court’s ruling on the motions to dismiss.

The matter is currently progressing through the legal process. The Defendants believe that the allegations in the complaint are without merit, and intend to defend vigorously against those claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a bank holding company, with the Bank as its wholly-owned subsidiary. At September 30, 2013, the Company had total assets of $1,212,478,000, total liabilities of $1,122,840,000 and total shareholders’ equity of $89,638,000. Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. The economic recovery has been slower than anticipated, but signs of growth that began to appear in the fourth quarter of 2012 have continued into 2013, which helped the Company generate net income of $2,109,000 for the third quarter of 2013 compared to a net loss of $21,352,000 for the same period in 2012. However, the continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may impact the Company’s results in the future. American households are being affected by higher social security and payroll taxes and higher fuel costs, all of which affect household spending and may slow economic growth. During the past several months, mortgage interest rates have risen, leading to a reduction in the number of customers refinancing their residential mortgages which contributed to the lower revenues. Despite decreased refinancing activity, the higher interest rate environment has positively impacted the fair value of the mortgage servicing rights.

Caution About Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions, and other risks and uncertainties, including those detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2012, and the Form 10-Qs for the quarters ended March 31, 2013 and June 30, 2013 and in this Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the Securities and Exchange Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.

The following is a discussion of our consolidated financial condition at September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the financial services industry in which it operates. Management, in order to prepare the Company’s consolidated financial statements, is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date through the date the financial statements are filed with the SEC. As this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify its judgment in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s prior cumulative taxable losses, projections for future taxable income and other available evidence, management determined that there was not sufficient positive evidence to outweigh the cumulative loss, and concluded it was not more likely than not that the net deferred tax asset would be realized. Accordingly, a full valuation allowance was recorded at September 30, 2013 and December 31, 2012. Management will continue to update its analysis quarterly, and after a period of sustainable taxable income, the valuation allowance may be reversed in part or in total.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2013 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2012

Summary

The Company recorded net income of $2,109,000 for the third quarter of 2013 compared to a net loss of $21,352,000 for the same period in 2012. Basic and diluted earnings (loss) per share for the third quarter of 2013 were $0.26, compared to ($2.65) for the third quarter of 2012. Third quarter earnings were positively impacted by no provision for loan losses, compared to provision expense of $5,100,000 for the same period in 2012. Also negatively impacting the results of operations for the three months ended September 30, 2012, was a full valuation allowance charge the Company recorded on its net deferred tax asset of $19,872,000. Net interest income of $7,766,000 was $1,263,000 less for the three months ended September 30, 2013 than in the same period in 2012, due primarily to a decrease in net earning assets.

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

The “Analysis of Net Interest Income” table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the quarters ended September 30, 2013 and 2012.

For the three months ended September 30, 2013, net interest income measured on a fully tax equivalent basis decreased $1,339,000 to $8,235,000 from $9,574,000 in the corresponding period in 2012. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,229,190,000 for the third quarter of 2012 to $1,103,545,000 for the same period in 2013, and a decline in net interest margin from 3.10% for the three months ended September 30, 2012 to 2.96% for the three months ended September 30, 2013.

Interest income earned on loans decreased $1,889,000 from $9,937,000 for the quarter ended September 30, 2012 to $8,048,000 for the same period in 2013. The primary reason for the decline was a decrease in the average balance of loans from $827,553,000 for the third quarter of 2012 to $676,849,000 for the same period in 2013 primarily due to the loan sale which took place in the fourth quarter of 2012, combined with scheduled amortization of loans. In addition, the average tax-equivalent rate earned on loans declined from 4.78% for the three months ended September 30, 2012 to 4.72% for the same period in 2013.

Securities interest income for the three months ended September 30, 2013 was $1,362,000, an increase of $94,000 compared to $1,268,000 for the same period in 2012. Although the average balance on securities has increased from $295,578,000 in the third quarter of 2012 to $365,015,000 for the same period in 2013, the volume increase was not sufficient to offset the decrease in rates earned on securities, which declined from a tax equivalent yield of 1.71% for the three months ended September 30, 2012 to 1.48% in the same period in 2013. The low interest rate environment in the first half of 2013 resulted in increased refinancing activity and accelerated prepayments on mortgage backed securities, many of which have premiums associated with them. As prepayments accelerated, the amortization of the premiums also increased, which reduced the yields earned on the securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities.

Interest expense on deposits and borrowings for the three months ended September 30, 2013 was $1,216,000, a decrease of $486,000, from $1,702,000 for the same period in 2012. The average balance of interest bearing liabilities decreased 10.5% from $1,067,133,000 for the three months ended September 30, 2012 to $955,640,000 for the same period in 2013. In addition, the Company’s cost of funds on interest bearing liabilities has declined to 0.50% for the quarter ended September 30, 2013 from 0.63% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings in 2013 compared to 2012, and as time deposits mature, it has also been able to replace the funds at slightly lower rates.

The Company’s net interest spread of 2.89% declined 13 basis points in the quarter ended September 30, 2013 as compared to the same period in 2012. Net interest margin for the quarter ended September 30, 2013 was 2.96%, a 14 basis point decline from 3.10%, for the quarter ended September 30, 2012.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the quarters ended September 30, 2013 and 2012:

Analysis of Net Interest Income

	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$61,681	$41	0.26%	$106,059	$71	0.27%
Securities	365,015	1,362	1.48	295,578	1,268	1.71
Loans	676,849	8,048	4.72	827,553	9,937	4.78

Total interest-earning assets	1,103,545	9,451	3.40	1,229,190	11,276	3.65

Other assets	75,406			77,234

Total	$1,178,951			$1,306,424

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$481,533	$171	0.14	$495,095	$248	0.20
Savings deposits	80,731	50	0.25	73,757	31	0.17
Time deposits	340,271	852	0.99	439,628	1,240	1.12
Short term borrowings	27,124	19	0.28	20,647	20	0.39
Long term debt	25,981	124	1.89	38,006	163	1.71

Total interest bearing liabilities	955,640	1,216	0.50	1,067,133	1,702	0.63

Non-interest bearing demand deposits	125,907			122,050
Other	10,320			10,611

Total Liabilities	1,091,867			1,199,794
Shareholders’ Equity	87,084			106,630

Total	$1,178,951		0.44%	$1,306,424		0.55%

Net interest income (FTE)/ net interest spread		8,235	2.89%		9,574	3.02%

Net interest margin			2.96%			3.10%

Tax-equivalent adjustment		(469)			(545)

Net interest income		$7,766			$9,029

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The Company recorded no provision for loan losses for the three months ended September 30, 2013, compared to a provision of $5,100,000 for the same period in 2012. No provision was required for the third quarter of 2013, as net recoveries of $1,154,000 recorded during the period were sufficient to cover the additional reserve required that has resulted from the change in the volume and quality of the Company’s loan portfolio.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $4,442,000 for the three months ended September 30, 2013, compared to $4,882,000 for the same period in 2012. Several factors led to the lower revenues for the three months ended September 30, 2013 compared to the same period in 2012, including the following:

•	The Company recorded a gain on the sale of its merchant service business of $149,000 for the three months ended September 30, 2012, with no similar benefit recorded in the same period in 2013.

•	Mortgage banking revenue for the quarter ended September 30, 2013 was $727,000, a $204,000, or 21.9%, decrease from the 2012 quarter’s total of $931,000. During the past several months, mortgage interest rates have risen, leading to a reduction in the number of customers refinancing their residential mortgages which contributed to the lower revenues. Despite decreased refinancing activity, the higher interest rate environment has positively impacted the fair value of the mortgage servicing rights, which allowed for the recovery of $280,000 of the impairment reserve in the third quarter of 2013, compared to an additional charge of $88,000 in the third quarter of 2012. As of September 30, 2013, the Company no longer has an impairment reserve, and similar reversal of reserves is not expected in future quarters.

•	The Company has experienced a decline in other service charges consistent with the downward trends in loans and deposit balances.

•	Partially offsetting the unfavorable variances were the revenues generated by Orrstown Financial Advisors, which generates trust and brokerage income. Orrstown Financial Advisors recorded revenues of $1,699,000 for the quarter ended September 30, 2013, an increase of 16.4% over the $1,460,000 recorded in the same period in 2012.

Security gains (losses) totaled $157,000 for the three months ended September 30, 2013, compared to ($2,000) for the same period in 2012.

Noninterest Expenses

Noninterest expenses amounted to $10,537,000 for the three months ended September 30, 2013 compared to $11,133,000 for the corresponding prior year period, a decrease of 5.4%. Several factors led to the net favorable variance, including the following.

•	Salaries and employee benefits totaled $5,584,000 for the three months ended September 30, 2013, compared to $4,874,000 for the three months ended September 30, 2012, an increase of $710,000. A large component of the difference pertains to an increase in the Company’s number of full-time equivalents, which has increased as enhancements are made to our enterprise risk management area and less reliance is placed on outside consultants.

•	In 2013, the Company began making increased investments in technology in order to enhance our enterprise risk management practices, and to provide our customers with a better customer experience when utilizing our automated delivery channels. As a result, the Company has seen an increase in furniture and equipment expense, which increased from $754,000 for the three months ended September 30, 2012 to $900,000 for the same period in 2013.

•	Advertising and bank promotions expense decreased $203,000 to $231,000 for the three months ended September 30, 2013 from $434,000 for the same period in 2012. This reduction in expense relates to the timing of promotions and contributions, which were more heavily weighted in the third quarter of 2012 than the third quarter 2013. It is anticipated that contributions will be higher in the fourth quarter of 2013 than for the same period in 2012 and the third quarter of 2013.

•	FDIC insurance expense decreased from $788,000 for the three months ended September 30, 2012 to $647,000 for the same period in 2013. The decrease is the result of the reduction in the Bank’s assets and deposits.

•	Professional service fees, including loan review assistance, legal fees and accounting expenses, have decreased $266,000 to $463,000 in the third quarter of 2013 from $729,000 in the same period in 2012. During the third quarter of 2013, the Company has been able to reduce its reliance on outside consultants which is the primary reason for the favorable variance.

•	Asset quality related costs, including collection and problem loan and real estate owned expenses, were $239,000 for the three months ended September 30, 2013, a $584,000 reduction from $823,000 for the same period in 2012. Significant reductions in nonperforming assets led to the 71.0% reduction in asset quality related costs.

In order to better understand how noninterest expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income. As a result of the decline in net interest income, partially offset by a slight decrease in noninterest expense, the Company’s efficiency ratio was 82.4% for the three months ended September 30, 2013, compared to 75.1% for the same period in 2012.

Income Tax Expense

Income tax expense (benefit) totaled ($281,000) for the three months ended September 30, 2013, on pre-tax income of $1,828,000, compared to income tax expense of $19,028,000 on pre-tax-loss of 2,324,000 recorded for the three months ended September 30, 2012.

During the third quarter of 2012, an evaluation was completed on the net deferred tax asset that existed at that time, which principally resulted from credit and credit related losses and expenses that the company experienced. As a result of the taxable losses that were generated during 2012, and our inability to fully offset the tax to the two preceding carryback years allowed by tax regulation, our net deferred tax asset was dependent on tax planning strategies and future taxable income. Based on forecasted taxable income at that time, combined with limited tax planning strategies, we were not able to conclude that the deferred tax asset would more likely than not be realized in its entirety, and as such, a valuation allowance was established for the full amount beginning in the third quarter of 2012 and resulted in a charge of $19,872,000. An updated evaluation was completed at September 30, 2013, and we continue to believe that the valuation allowance is appropriate. The net benefit recorded during the three months ended September 30, 2013 pertains to a state income tax refund.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Summary

The Company recorded net income of $7,077,000 for the nine months ended September 30, 2013 compared to a net loss of $39,484,000 for the same period in 2012. Basic and diluted earnings (loss) per share for the nine months ended September 30, 2013 were $0.87, compared to ($4.90) for the nine months ended September 30, 2012. Year-to-date earnings were positively impacted by a negative provision for loan losses of $1,400,000 for the nine months ended September 30, 2013, compared to a provision expense of $47,300,000 in the same period in 2012. In the third quarter of 2012, the Company recorded a full valuation allowance charge on its net deferred tax asset of $19,872,000, which negatively impacted results of operations for the nine months ended September 30, 2012.

Net Interest Income

The “Analysis of Net Interest Income” table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the nine months ended September 30, 2013 and 2012.

For the nine months ended September 30, 2013, net interest income measured on a fully tax equivalent basis decreased $6,287,000 to $24,910,000 from $31,197,000 in the corresponding period in 2012. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,318,006,000 for the nine months ended 2012 to $1,119,588,000 for the same period in 2013. Compression in net interest margin from 3.16% for the nine months ended September 30, 2012 to 2.98% for the same period in 2013 also contributed to the decline.

Interest income earned on loans decreased from $31,736,000 for the nine months ended September 30, 2012 to $24,717,000 for the same period in 2013, a $7,019,000 decline. The primary reason for the decline was that the average balance of loans decreased from $887,111,000 for the nine months ended September 30, 2012 to $682,143,000 for the same period in 2013 due largely to the two loan sales which took place in 2012, additional management work out efforts and scheduled amortization of loans. Partially offsetting the volume variance was an increase in rates earned on loans from 4.78% in 2012 to 4.84% in 2013, as the Company has been able to reduce its non-accrual loan balance.

Securities interest income also declined in 2013 and totaled $3,922,000 for the nine months ended September 30, 2013, a decrease of $1,357,000, compared to $5,279,000 for the same period in 2012. Although the average balance of securities has increased from $322,369,000 for the nine months ended September 30, 2012 to $359,338,000 for the same period in 2013, the volume increase was not enough to offset the decrease in rates earned on securities, which declined from a tax equivalent yield of 2.19% for the nine months ended September 30, 2012 to 1.46% in the same period in 2013. The low interest rate environment has resulted in increased refinancing activity and accelerated prepayments on mortgage backed securities, many of which have premiums associated with them. Furthermore, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities.

Interest expense on deposits and borrowings for the nine months ended September 30, 2013 was $3,881,000, a decrease of $2,151,000, from $6,032,000 for the same period in 2012. The average balance of interest bearing liabilities decreased 14.9% from $1,144,952,000 for the nine months ended September 30, 2012 to $974,414 for the same period in 2013. In addition, the Company’s cost of funds on interest bearing liabilities has declined to 0.53% for the nine months ended September 30, 2013 from 0.70% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings in 2013 compared to 2012, and as time deposits mature, it has also been able to replace the funds at slightly lower rates.

The Company’s net interest spread of 2.91% declined 16 basis points in the nine months ended September 30, 2013 as compared to the same period in 2012. Net interest margin for the nine months ended September 30, 2013 was 2.98%, an 18 basis point decline from 3.16% for the nine months ended September 30, 2012. Management anticipates continued pressure on the net interest margin in future quarters, as compared to the prior year, as rates earned on loans and securities will continue to pay off or mature, and be reinvested at lower interest rates. However, management anticipates margin to expand on a quarter over quarter basis, as some of the current liquidity is invested in loans which yield a higher interest rate than short-term investments.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the nine months ended September 30, 2013 and 2012:

Analysis of Net Interest Income

	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$78,107	$152	0.26%	$108,526	$214	0.26%
Securities	359,338	3,922	1.46	322,369	5,279	2.19
Loans	682,143	24,717	4.84	887,111	31,736	4.78

Total interest-earning assets	1,119,588	28,791	3.44	1,318,006	37,229	3.77

Other assets	72,855			70,605

Total	$1,192,443			$1,388,611

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$481,462	$593	0.16	$517,094	$1,008	0.26
Savings deposits	78,393	99	0.17	74,236	93	0.17
Time deposits	363,455	2,744	1.01	471,006	4,258	1.21
Short term borrowings	18,151	33	0.24	37,058	113	0.41
Long term debt	32,953	412	1.67	45,558	560	1.64

Total interest bearing liabilities	974,414	3,881	0.53	1,144,952	6,032	0.70

Non-interest bearing demand deposits	119,236			116,194
Other	10,940			9,914

Total Liabilities	1,104,590			1,271,060
Shareholders’ Equity	87,853			117,551

Total	$1,192,443		0.46%	$1,388,611		0.61%

Net interest income (FTE)/ net interest spread		24,910	2.91%		31,197	3.07%

Net interest margin			2.98%			3.16%

Tax-equivalent adjustment		(1,336)			(1,780)

Net interest income		$23,574			$29,417

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $1,400,000 for the nine months ended September 30, 2013, compared to expense of $47,300,000 for the same period in 2012. During the second quarter of 2013, the Company received payments on classified loans with partial charge-offs recorded. As payments received during the quarter exceeded the carrying value of these loans, the excess was included in recoveries of loan amounts previously charged off, and was taken into income through a negative provision. Favorable charge-off history during the nine months ended September 30, 2013 combined with improvements in average levels of impaired loans has resulted in no additional provision for loan losses being required during the period, as the reserve balance at the beginning of 2013 was sufficient to absorb net charge-offs. In the same period in 2012, the provision for loan losses was significantly higher, as the Company was still working through its classified assets in an aggressive manner in order to improve its overall asset quality and balance sheet.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $13,416,000 for the nine months ended September 30, 2013, compared to $13,274,000 for the same period in 2012. The following contributed to the net increase in noninterest income:

•	Trust department and brokerage income, in total, increased $557,000, or 12.4%, to $5,053,000 for the nine months ended September 30, 2013 compared to the same period in 2012. Favorable market conditions and the Company’s ability to promote new products and attract accounts and customers contributed to the increase.

•	Mortgage banking activities revenue for the nine months ended September 30, 2013 was $2,584,000, a $441,000 increase from $2,143,000 in the same period in 2012. Despite recent increases in interest rates which have negatively impacted mortgage banking revenues in the third quarter of 2013, income was favorably influenced by a low interest rate environment in the early part of 2013, allowing for favorable market conditions. As rates have risen, however, refinancing volume has declined, slowing down the payment speed on loans serviced for others. This slower prepayment speed favorably impacted the fair value of our mortgage servicing rights, and allowed the Company to recover $644,000 of its impairment reserve during the nine months ended September 30, 2013, compared to an additional charge of $338,000 for the same period in 2012.

•	Offsetting the favorable variances above, a decline in deposit and other service charges was experienced consistent with the downward trends in loans and deposit balances.

•	The decrease in other income (loss) was principally due to an increase in losses on the sale of other real estate owned of $136,000 for the nine months ended September 30, 2013 compared to the same period in 2012, combined with a $149,000 gain on the sale of our merchant service business recorded in the nine months ended September 30, 2012, with no similar gain recorded in 2013.

Securities gains totaled $279,000 for the nine months ended September 30, 2013 compared to $4,824,000 for the same period in 2012. In 2013, asset/liability management strategies and interest rate conditions resulted in a limited number of sales of securities. Strategic considerations and interest rate conditions, as well as a desire to maintain capital levels, factored into the extent and timing of securities gains in the nine months ended September 30, 2012.

Noninterest Expenses

Noninterest expenses amounted to $31,813,000 for the nine months ended September 30, 2013 compared to $32,749,000 for the corresponding prior year period. The following factors contributed to this net decrease in noninterest expense.

•	Salaries and employee benefits totaled $16,717,000 for the nine months ended September 30, 2013, compared to $14,508,000 for the same period in 2012, an increase of $2,209,000. A large component of the increase pertains to an increase in the Company’s number of full-time equivalents, which has increased as we enhance our enterprise risk management area, place less reliance on outside consultants, and enhance our technology and delivery channels to meet the changing needs of our customers. An additional factor contributing to the increase in salaries and benefit expense was the restoration of certain incentive based employee benefits as a result of the Company’s return to profitability, which totaled $365,000 for the nine months ended September 30, 2013, with no similar expenses recorded in the same period in 2012.

•	In 2013, the Company began making increased investments in technology in order to enhance our enterprise risk management practices, and to provide our customers with a better customer experience when utilizing our automated delivery channels. As a result, the Company has seen an increase in furniture and equipment expense, which increased from $2,159,000 for the nine months ended September 30, 2012 to $2,528,000 for the same period in 2013.

•	Advertising and bank promotions expense decreased $399,000 to $716,000 for the nine months ended September 30, 2013 from $1,115,000 for the same period in 2012. This reduction in expense relates to the timing of promotions and charitable contributions, which were more heavily weighted in the nine months ended September 30, 2012 than in the same period in 2013.

•	FDIC insurance expense decreased $81,000 to $1,938,000 for the nine months ended September 30, 2013 compared to $2,019,000 for the same period in 2012. A reduction in the Bank’s assets and deposits offset an increase in the quarterly deposit insurance assessment rate that went into effect in the second quarter of 2012 and resulted from an increased risk rating.

•	Professional service fees, including loan review assistance, legal fees and accounting expenses, have decreased $480,000 to $1,801,000 in the nine months ended September 30, 2013 from $2,281,000 in the same period in 2012. During the nine months ended September 30, 2013, the Company has been able to reduce consulting fees over the same period in 2012.

•	Asset quality related costs, including collection and problem loan and real estate owned expenses, were $680,000 for the nine months ended September 30, 2013, a $1,916,000 reduction from the same period in 2012. Significant reductions in nonperforming assets led to the 73.8% reduction in asset quality related costs.

As a result of the decline in net interest income, partially offset by a slight decrease in noninterest expense, the Company’s efficiency ratio for the nine months ended September 30, 2013 increased to 82.0% compared to 71.7% for the same period in 2012.

Income Tax Expense

Income tax expense (benefit) totaled ($221,000) for the nine months ended September 30, 2013, on pre-tax income of $6,856,000, compared to income tax expense of $6,950,000 recorded on pre-tax loss of $32,534,000 for the nine months ended September 30, 2012. During the third quarter of 2012, an evaluation was completed on the net deferred tax asset that existed at that time, which principally resulted from credit and credit related losses and expenses that the Company experienced. As a result of the taxable losses that were generated during 2012, and our inability to fully offset the tax to the two preceding carryback years allowed by tax regulation, our net deferred tax asset was dependent on tax planning strategies and future taxable income. Based on forecasted taxable income in the near future, combined with limited tax planning strategies, we were not able to conclude that the deferred tax asset would more likely than not be realized in its entirety, and as such, a full valuation allowance of $19,872,000 was established in the third quarter of 2012. An updated evaluation was completed at September 30, 2013, and we continue to believe that the valuation allowance is appropriate. The net benefit recorded during the first nine months of 2013 pertains to a state income tax refund, offset by estimated federal alternative minimum tax.

FINANCIAL CONDITION

A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of September 30, 2013, securities available for sale were $384,522,000, an increase of $82,552, 000, or 27.3%, from December 31, 2012’s balance of $301,970,000. The growth in the portfolio is the result of investing the Company’s excess liquidity in the securities available for sale portfolio, as loan balances have declined and securities return a better yield than overnight funds. Many of the securities have monthly cash flows or short maturities, which will provide cash flow to fund loan growth as the loan pipeline expands. Included in the September 30, 2013 available for sale security balance is $34,578,000 of securities purchased as of quarter end, that have not yet settled and for which a corresponding liability is included in other liabilities.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of September 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$111,304	$144,290
Non-owner occupied	144,092	120,930
Multi-family	19,656	21,745
Non-owner occupied residential	59,384	66,381
Acquisition and development:
1-4 family residential construction	1,725	2,850
Commercial and land development	23,487	30,375
Commercial and industrial	34,218	39,340
Municipal	63,291	68,018
Residential mortgage:
First lien	124,488	108,601
Home equity – term	19,204	14,747
Home equity – lines of credit	76,422	79,448
Installment and other loans	6,371	7,014

	$683,642	$703,739

The loan portfolio at September 30, 2013 was $683,642,000 compared to $703,739,000 at December 31, 2012. On a year-to-date basis, the loan repayments have outpaced loan originations by approximately $20,097,000. In the past three months, however, the loan balance increased $10,887,000 from the June 30, 2013 balance, or 6.4% on an annualized basis. The growth in loans was the result of investment in new people and markets, as well as broadening relationships with current customers.

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

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of September 30, 2013, June 30, 2013, December 31, 2012 and September 30, 2012. Relevant asset quality ratios are also presented.

(Dollars in thousands)	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
Risk elements:
Nonaccrual loans (cash basis)	$16,813	$18,047	$17,943	$57,780
Other real estate (OREO)	965	1,072	1,876	2,575

Total nonperforming assets	17,778	19,119	19,819	60,355
Restructured loans still accruing	5,289	1,691	3,092	3,113
Loans past due 90 or more days and still accruing	20	0	0	923

Total risk assets	$23,087	$20,810	$22,911	$64,391

Loans 30-89 days past due	$4,059	$3,223	$3,578	$5,435
Ratio of:
Total nonperforming loans to loans	2.46%	2.68%	2.55%	7.19%
Total nonpeforming assets to assets	1.47%	1.60%	1.61%	4.75%
Total nonpeforming assets to total loans and OREO	2.60%	2.84%	2.81%	7.49%
Total risk assets to total loans and OREO	3.37%	3.09%	3.25%	7.99%
Total risk assets to total assets	1.90%	1.75%	1.86%	5.07%
Allowance for loan losses to total loans	3.11%	2.99%	3.29%	4.57%
Allowance for loan losses to nonperforming loans	126.40%	111.36%	129.11%	63.52%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	96.15%	101.82%	110.13%	60.27%

A further breakdown of impaired loans at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$4,431	$150	$4,581	$2,417	0	$2,417
Non-owner occupied	1,523	4,165	5,688	1,481	1,981	3,462
Multi-family	335	0	335	19	0	19
Non-owner occupied residential	4,274	0	4,274	5,164	204	5,368
Acquisition and development
1-4 family residential construction	343	0	343	909	0	909
Commercial and land development	2,016	520	2,536	3,809	0	3,809
Commercial and industrial	1,843	0	1,843	1,696	122	1,818
Residential mortgage:
First lien	1,875	454	2,329	1,833	749	2,582
Home equity – term	50	0	50	57	0	57
Home equity – lines of credit	123	0	123	556	36	592
Installment and other loans	0	0	0	2	0	2

	$16,813	$5,289	$22,102	$17,943	$3,092	$21,035

During the third quarter of 2013, the Company continued to actively identify and monitor nonperforming assets and other risk assets, and has acted to address remaining credit quality issues. Risk assets, defined as nonaccrual loans, restructured and loans past due 90 days or more and still accruing, and real estate owned was, $23,087,000 at September 30, 2013, which was a 0.8% increase from December 31, 2012’s balance of $22,911,000 and a 10.9% increase from the June 30, 2013 balance of $20,810,000. Risk assets have shown a 64.1% reduction from $64,391,000 at September 30, 2012. The Company has been able to reduce its level of risk assets from the highs that were recorded in 2012, and current levels are more consistent with historical levels. During the third quarter of 2013, the primary reason for the increase in risk assets from June 30, 2013 is due to an increase of $3,598,000 in restructured loans still accruing and is primarily related to one relationship totaling $3,607,000 that was restructured during the quarter, and discussed more thoroughly below.

The allowance for loan losses totaled $21,252,000 at September 30, 2013, a decrease of $1,914,000 from $23,166,000 at December 31, 2012, principally due to net charge-offs of $514,000 during the nine month period, combined with the negative provision for loan losses of $1,400,000 recorded in the second quarter of 2013 as discussed in the “Provision for Loan Losses” section. Despite the negative provision for loan losses and the net charge-offs recorded during 2013, the allowance for loan losses to total loans ratio was 3.11% at September, 30, 2013, and the allowance to loan losses coverage ratio of nonaccrual loans and restructured loans still accruing was 96.2%.

A priority of the Company is to continue to work through its nonaccrual loans and other risk elements, in an attempt to reduce the levels of these underperforming assets and to recover amounts previously charged off, if possible. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may continue to experience additional impaired loans.

On a year to date basis, recoveries of $5,145,000 have been credited to the allowance for loan losses, with two large recoveries contributing $3,889,000 of the total. In the second quarter of 2013, the Company recorded a large recovery of $1,407,000 on a previously charged off relationship due to successful loan monitoring and workout solutions. Although recoveries of this magnitude are difficult to predict, any additional recoveries that the Company receives will be used to replenish the allowance for loan losses. Future negative provisions could result if it is determined the reserve is adequate at the time of recovery, as was done in the second quarter of 2013.

As of September 30, 2013, the Company had approximately 49 lending relationships that had loans that were considered impaired, and included in the impaired loan balance of $22,102,000. Of these relationships, five have outstanding book balances in excess of $1,000,000 totaling $12,749,000, or 58% of the total impaired loan balance. In connection with the determination of the impairment associated with these five relationships, four were determined to be collateral dependent and had either partial charge-offs or reserves established on them totaling $648,000. The Company takes partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.

In the third quarter of 2013, the Company classified a relationship with a borrower in the food service and entertainment industry as impaired, based on restructuring negotiations with the borrower. Management expects the notes to continue to perform under the restructured terms and considers the loan adequately supported by the collateral securing the note, allowing for the remaining notes to remain in accruing status. The nearly $4,000,000 balance has been classified as impaired, as by definition, troubled debt restructurings are impaired. After evaluation of the relationship, in accordance with impairment guidance, it was determined no reserve was required.

In the second quarter of 2013, the Company deemed a relationship with a book balance of nearly $2,886,000 to be impaired, and moved the related loans to nonaccrual status. The relationship consists of several notes secured by multi-family rental properties and food services establishments. The borrower began to experience financial difficulties due to increased competition in the market area. The Company is still in the early stages of determining the fair value of the collateral securing the related loans, but has initially established an ASC 310 reserve on this relationship totaling approximately 3.6% of the outstanding loan balances.

An impaired relationship had a book balance of approximately $2,160,000 at September 30, 2013. The borrower is a wholesaler that supplies inventory to the commercial construction industry. As a result of the deterioration in real estate conditions, the borrower’s business has been negatively impacted; leading management to conclude that it will be unable to continue to service its debt requirements. The relationship also includes financing for a residence. Based on recently obtained appraisals and impairment charges, partial charge-offs representing 1.7% of the outstanding September 30, 2013 legal loan balances have been taken on this relationship. During the quarter ended September 30, 2013, a payment was received and a loan with a general ledger balance of $522,000 was paid off. Extensions of credit to this borrower with subordinate lien positions have been fully charged off. The borrower has filed for bankruptcy, and the Company is working with legal counsel to liquidate the collateral.

An additional relationship that the Company has determined to be impaired at September 30, 2013 is with a real estate developer who also actively leases residential properties. This relationship consists of separate loans with total outstanding book balances of $2,153,000, secured by different parcels of land or residential structures. Recent appraisals on the collateral securing the outstanding loans resulted in the relationship being placed in nonaccrual status, as the softening of real estate prices and rental prices, and the lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. To date, partial charge-offs or specific reserves of approximately 23.5% of the outstanding loan balances have been taken. The Company is actively working with the borrower to reduce its outstanding loan balances, and has resulted in a reduction of the loan balances of over $900,000 during 2013.

A fifth relationship that includes impaired loans and had a balance of approximately $1,943,000 is with a borrower that purchased a large parcel of land in the Company’s market area. The loan is current with respect to the interest only payment requirements. Since there have been no sales to date, and several extension requests, the loan was placed in nonaccrual status. Due to the guarantee of this debt by several municipal authorities, combined with a strong loan to value ratio, no partial charge-offs or specific reserves have been established on this loan as of September 30, 2013.

During the quarter ended September 30, 2013, a relationship with a balance of $1,750,000 at June 30, 2013 was paid off, and resulted in a recovery of amounts previously charged off of $24,000.

The Company has another 44 relationships with borrowers that include loans that are individually evaluated for impairment, and has taken a similar approach with these relationships as it has with those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination properly included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date totaling $1,825,000, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of September 30, 2013. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

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

Activity in the allowance for loan losses for the three months ended September 30, 2013 and 2012 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2013
Balance, beginning of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,390	$1,805	$20,098
Provision for loan losses	3,495	(1,117)	(2,651)	(12)	(285)	2	11	13	272	0
Charge-offs	(1,767)	(2)	0	0	(1,769)	0	(46)	(46)	0	(1,815)
Recoveries	45	267	2,530	0	2,842	100	27	127	0	2,969

Balance, end of period	$13,061	$1,094	$754	$242	$15,151	$3,898	$126	$4,024	$2,077	$21,252

September 30, 2012
Balance, beginning of period	$23,521	$6,803	$2,005	$1,012	$33,341	$887	$69	$956	$1,938	$36,235
Provision for loan losses	584	5,020	250	(783)	5,071	169	58	227	(198)	5,100
Charge-offs	(782)	(4,139)	(69)	0	(4,990)	(109)	(46)	(155)	0	(5,145)
Recoveries	483	13	8	0	504	4	2	6	0	510

Balance, end of period	$23,806	$7,697	$2,194	$229	$33,926	$951	$83	$1,034	$1,740	$36,700

Activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	3,653	(3,943)	(3,309)	19	(3,580)	1,750	80	1,830	350	(1,400)
Charge-offs	(4,444)	(146)	(114)	0	(4,704)	(263)	(92)	(355)	0	(5,059)
Recoveries	133	1,681	2,542	0	4,356	136	53	189	0	4,545

Balance, end of period	$13,061	$1,094	$754	$242	$15,151	$3,898	$126	$4,024	$2,077	$21,252

September 30, 2012
Balance, beginning of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	33,464	11,419	2,306	(560)	46,629	384	113	497	174	47,300
Charge-offs	(41,222)	(14,116)	(1,289)	0	(56,627)	(381)	(115)	(496)	0	(57,123)
Recoveries	2,005	686	92	0	2,783	15	10	25	0	2,808

Balance, end of period	$23,806	$7,697	$2,194	$229	$33,926	$951	$83	$1,034	$1,740	$36,700

The allowance for loan losses totaled $21,252,000 at September 30, 2013, a $1,944,000 decline from December 31, 2012. As of September 30, 2013, the allowance for loan losses to total loans was 3.11% compared to 3.29% as of December 31, 2012, and the allowance for loan losses to nonaccrual loans and restructured loans still accruing was 110.13% at December 31, 2012 compared to 96.15% at September 30, 2013.

A summary of relevant asset quality ratios for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Ratio of annualized net charge-offs (recoveries) to average loans outstanding	(0.68)%	2.23%	0.10%	8.18%
Provision for loan losses to net charge-offs	0.00%	110.03%	(272.37)%	87.08%

Net charge-offs (recoveries) were ($1,154,000) and $514,000 for the three and nine months ended September 30, 2013, compared to $4,635,000 and $54,315,000 for the same period in 2012. The lower levels of charge-offs in 2013 significantly decreased the annualized ratio of charge-offs to average loans outstanding and reduced the provision for loan losses to charge-off ratio. The elevated charge-offs for the quarter ended September 30, 2012 significantly increased the annualized charge-offs to average loans outstanding ratio during that period, and was the result of the Company changing its approach to partial charge-offs on impaired loans, versus reserving them as was general practice prior to this quarter. The majority of the charge-offs remain in the non owner-occupied commercial real estate, owner-occupied commercial real estate and commercial and land development loan portfolios.

The following tables summarize the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at September 30, 2013 and December 31, 2012.

(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Residential Mortgage	Installment and Other	Unallocated	Total
September 30, 2013
Loans allocated by:
Individually evaluated for impairment	$14,878	$2,879	$1,843	$0	$2,502	$0	$0	$22,102
Collectively evaluated for impairment	319,558	22,333	32,375	63,291	217,612	6,371	0	661,540

	$334,436	$25,212	$34,218	$63,291	$220,114	$6,371	$0	$683,642

Allowance for loan losses allocated by:
Individually evaluated for impairment	$476	$0	$0	$0	$202	$0	$0	$678
Collectively evaluated for impairment	12,585	1,094	754	242	3,696	126	2,077	20,574

	$13,061	$1,094	$754	$242	$3,898	$126	$2,077	$21,252

December 31, 2012
Loans allocated by:
Individually evaluated for impairment	$11,266	$4,718	$1,818	$0	$3,230	$2	$0	$21,034
Collectively evaluated for impairment	342,080	28,507	37,522	68,018	199,566	7,012	0	682,705

	$353,346	$33,225	$39,340	$68,018	$202,796	$7,014	$0	$703,739

Allowance for loan losses allocated by:
Individually evaluated for impairment	$375	$9	$928	$0	$0	$0	$0	$1,312
Collectively evaluated for impairment	13,344	3,493	707	223	2,275	85	1,727	21,854

	$13,719	$3,502	$1,635	$223	$2,275	$85	$1,727	$23,166

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at September 30, 2013 and December 31, 2012. In addition to the reserve allocations on impaired loans noted above at September 30, 2013, 15 loans, with outstanding general ledger principal balances of $4,472,000 have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $2,368,000. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken in prior periods to the extent the loans’ principal balances exceeded their fair values.

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology previously discussed. Management routinely reviews its methodology, and may make revisions in order to enhance its analysis, and improves the accuracy of quantifying losses presently inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account. To the extent recoveries of loans previously charged off occur, or improvements in charge-off percentages are experienced, future quarters may include a reversal of the allowance level, or a negative provision for loan losses.

A large component of the reserve for the last two years has been allocated to the commercial real estate segment, which is consistent with this segment having the largest amount of impaired loans at both September 30, 2013 and December 31, 2012.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $1,727,000 at December 31, 2012 to $2,077,000 at September 30, 2013 and represents 9.8% of the entire allowance for loan losses balance at September 30, 2013, compared to 7.5% at December 31, 2012.

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

Total shareholders’ equity increased $1,944,000 from $87,694,000 at December 31, 2012 to $89,638,000 at September 30, 2013. The primary reason for the net increase in shareholders’ equity was the $7,077,000 net income for the nine months ended September 30, 2013, offset by a decline in the unrealized gains on securities available for sale, net of tax, of $5,510,000. As of September 30, 2013, accumulated other comprehensive loss of $3,682,000 was primarily the result of the rise in interest rates during the year, resulting in unrealized losses on the available for sale securities portfolio.

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

Capital Adequacy. In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that is dependent on future taxable income greater than one year from the reporting date. As of September 30, 2013 and December 31, 2012, the Company provided a full valuation allowance on its deferred tax asset, which reduced the deferred tax asset, excluding other comprehensive income items, to zero.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of September 30, 2013 and December 31, 2012, $12,544,000 and $13,820,000 of the allowance for credit losses was excluded from Tier 2 capital.

Regulatory Capital. As of September 30, 2013 the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of September 30, 2013 compared to the minimum to be considered well capitalized under prompt corrective action provisions were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$102,017	14.1%	$58,012	8.0%	n/a	n/a
Orrstown Bank	100,067	13.8%	57,966	8.0%	$72,458	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	92,796	12.8%	29,006	4.0%	n/a	n/a
Orrstown Bank	90,853	12.5%	28,983	4.0%	43,475	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	92,796	7.9%	47,137	4.0%	n/a	n/a
Orrstown Bank	90,853	7.7%	47,169	4.0%	58,961	5.0%

The Company and the Bank have been able to increase their capital ratios from December 31, 2012 levels due to net income earned for the first nine months of 2013, combined with a lowering of its risk weighted assets due to a shift in asset composition, and a reduction in off-balance sheet exposures and related credit equivalent factors.

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

In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve. Due to the regulatory restrictions included in the Written Agreement and the Consent Order with the respective regulators, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval. Accordingly, there can be no assurance that the Company will be permitted to pay a cash dividend or conduct any stock repurchases in the near future.

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

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall.

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

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%), and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

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

The Company’s Risk Sensitive Assets (RSA) to Risk Sensitive Liabilities (RSL) ratio at September 30, 2013 decreased from December 31, 2012, and is more liability sensitive than at year end. The primary reason for the decrease in the RSA/RSL ratio for each cumulative period presented is due to investing greater liquidity in securities available for sale, and less in interest-bearing deposits in banks in order to capture greater yield.

The following gap summary demonstrates the shift in RSA/RSL (cumulative) position since year end:

	Within 6 Months	Within 12 Months	Within 24 Months	Within 36 Months
September 30, 2013	0.84	0.86	0.92	1.05
June 30, 2013	0.79	0.86	0.92	1.06
March 31, 2013	0.84	0.92	0.95	1.09
December 31, 2012	0.99	0.94	1.02	1.09

Management closely monitors the fiscal and monetary policies of our government and acts in anticipation of changes in order to maintain a healthy earning asset interest bearing liabilities balance.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of September 30, 2013, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended September 30, 2013, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan. In connection with the formal written agreements entered into with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking, the Company’s Stock Repurchase Plan has been suspended, and the Company does not expect to repurchase shares in the foreseeable future.

The Company did not sell any unregistered securities during the quarter ended September 30, 2013.

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

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr.
President and CEO
(Principal Executive Officer)

/s/ David P. Boyle
David P. Boyle
Executive Vice President and CFO
(Principal Financial Officer)

Date: November 8, 2013

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