Form 10-K
period 2013-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2014-03-14
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second quarter, was approximately $85 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.

Number of shares outstanding of the registrant’s Common Stock as of February 28, 2014: 8,109,818.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.

FORM 10-K

PART I

ITEM 1 – BUSINESS

Orrstown Financial Services, Inc. (the “Company”), a Pennsylvania corporation, is the holding company for Orrstown Bank (the “Bank”). The Company’s executive offices are located at 77 East King Street, Shippensburg, Pennsylvania, 17257. The Company was organized on November 17, 1987, for the purpose of acquiring the Bank and such other banks and bank related activities as are permitted by law and desirable. The Bank provides banking and bank related services through 22 offices, located in South Central Pennsylvania, principally in Cumberland, Franklin, Lancaster and Perry Counties and in Washington County, Maryland.

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

Business

The Company’s primary activity consists of owning and supervising its subsidiary, the Bank. The day-to-day management of the Company is conducted by the Bank’s officers. The Company has historically derived most of its income through dividends from the Bank, however, the Bank is prohibited from paying such dividends under existing enforcement agreements (as more fully discussed below). As of December 31, 2013, the Company, on a consolidated basis, had total assets of $1,177,812,000, total shareholders’ equity of $91,439,000 and total deposits of $1,000,390,000.

The Company has no employees. Its seven officers are employees of the Bank. On December 31, 2013, the Bank had 323 full-time and 21 part-time employees.

The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants commercial, residential, consumer and agribusiness loans in its market areas of Cumberland, Franklin, Lancaster and Perry Counties in Pennsylvania and in Washington County, Maryland. The concentrations of credit by type of loan are set forth in Note 4, “Loans Receivable and Allowance for Loan Losses” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” The Bank maintains a diversified loan portfolio and evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer pursuant to collateral standards established in the Bank’s lending policies and procedures.

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

Commercial Lending

A majority of the Company’s loan assets are loans for business purpose. Approximately 65% of the loan portfolio is comprised of commercial loans. The Bank makes commercial real estate, equipment, working capital and other commercial purpose loans as required by the broad range of borrowers across the Bank’s various markets.

The Bank’s loan policy dictates the underwriting requirements for the various types of loans the Bank would extend to borrowers. The policy covers such requirements as debt coverage ratios, advance rate against different forms of collateral, loan-to-value ratio (“LTV”) and maximum term.

Consumer Lending

The Bank provides home equity loans, home equity lines of credit and other consumer loans through its branch network. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a LTV of no greater than 90% of the value of the real estate being taken as collateral. The Bank’s underwriting standards typically require that a borrower’s debt to income ratio generally cannot exceed 43%.

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

Loan Review

The Bank has a loan review policy and program which is designed to identify and mitigate risk in the lending function. The Enterprise Risk Management (“ERM”) Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

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

The Bank outsources its independent loan review to a third party provider, which continually monitors and evaluates loan customers utilizing risk-rating criteria established in the loan policy in order to identify deteriorating trends and detect conditions which might indicate potential problem loans. The third party loan review firm reports the results of the loan reviews quarterly to the ERM Committee for approval and provides the basis for evaluating the adequacy of the allowance for loan losses.

Orrstown Financial Advisors (“OFA”)

Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name “Orrstown Financial Advisors.” OFA offers retail brokerage services through a third party broker/dealer arrangement with Financial Network Investment Company (“FNIC”). As of December 31, 2013, trust assets under management were $1,085,216,000.

Regulation and Supervision

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) and has elected status as a financial holding company. As a registered bank holding company and financial holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (the “BHC Act”) and to inspection, examination, and supervision by the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).

The Bank is a Pennsylvania-chartered commercial bank and a member of the Federal Reserve System. As such, the operations of the Bank are subject to federal and state statutes applicable to banks chartered under Pennsylvania law, to FRB member banks and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s operations are also subject to regulations of the Pennsylvania Department of Banking (“PDB”), the FRB and the FDIC.

Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and the Bank are subject are discussed below, along with certain regulatory matters concerning the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, such information is qualified in its entirety by reference to the particular statutes or regulations. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Enforcement

On March 22, 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank and the Bank entered into a Consent Order with the PDB.

Pursuant to the Written Agreement, the Company and the Bank agreed to, among other things: (i) adopt and implement a plan, acceptable to the Federal Reserve Bank, to strengthen oversight of management and operations; (ii) adopt and implement a plan, acceptable to the Federal Reserve Bank, to reduce the Bank’s interest in criticized and classified assets; (iii) adopt a plan, acceptable to the Federal Reserve Bank, to strengthen the Bank’s credit risk management practices; (iv) adopt and implement a program, acceptable to the Federal

Reserve Bank, for the maintenance of an adequate allowance for loan and lease losses; (v) adopt and implement a written plan, acceptable to the Federal Reserve Bank, to maintain sufficient capital on a consolidated basis for the Company and on a stand-alone basis for the Bank; and (vi) revise the Bank’s loan underwriting and credit administration policies. The Bank and the Company also agreed not to declare or pay any dividend without prior approval from the Federal Reserve Bank, and the Company agreed not to incur or increase debt or to redeem any outstanding shares without prior Federal Reserve Bank approval.

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

The Company and the Bank have developed and continues to implement strategies and action plans to meet the requirements of the Written Agreement and the Consent Order. As part of its efforts on complying with the terms of the Written Agreement and the Consent Order, the Bank has filed a capital plan with the Federal Reserve Bank and the PDB.

The Written Agreement will continue until terminated by the Federal Reserve Bank, and the Consent Order will continue until terminated by the PDB. The foregoing description of the Written Agreement and Consent Order are qualified in their entirety by reference to the actual agreements which are attached as Exhibits 10.12 and Exhibit 10.13, respectively, and incorporated herein by this reference.

Additional regulatory restrictions require prior approval before appointing or changing the responsibilities of directors and executive officers, entering into any employment agreement or other agreement or plan providing for the payment of a “golden parachute payment” or the making of any golden parachute payment.

Financial and Bank Holding Company Activities

In general, the BHC Act and the FRB’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the FRB has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. A bank holding company that elects to be treated as a financial holding company, such as the Company, however, may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act and FRB regulations. For a bank holding company to be eligible to elect financial holding company status, the holding company must be both “well capitalized” or “well managed” under applicable regulatory standards and all of its subsidiary banks must be “well-capitalized” and “well-managed” and must have received at least a satisfactory rating on such institution’s most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). A financial holding company that continues to meet all of such requirements may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the FRB after-the-fact notice of the new activities. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the FRB that it will comply with all applicable capital and management requirements. If the financial holding company does not return to compliance within 180 days, or such longer period as agreed to by the FRB, the FRB may order the company to discontinue existing activities that are not generally permissible for bank holding companies or divest the company’s investments in companies engaged in such activities. In addition, if any banking subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

FDIC Insurance and Assessments

The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the maximum deposit insurance amount was permanently increased from $100,000 to $250,000.

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

The Dodd-Frank Act required the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadened the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The FDIC has adopted a restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with less than $10 billion in assets.

Pursuant to these requirements, the FDIC adopted new assessment regulations effective April 1, 2011 that redefined the assessment base as average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. Average assets would be reduced by goodwill and other intangibles. Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance. The base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points. An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits.

Liability for Banking Subsidiaries

Under the Dodd-Frank Act and applicable FRB policy, a bank holding company such as the Company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act (the “FDIA”), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

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

The FDIA, however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.

Dividend Restrictions

The Company’s funding for cash distributions to its shareholders is derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds has historically been dividends received from the Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Company without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Additional information concerning the Company and the Bank with respect to dividends is incorporated by reference from the risk factors entitled “The Company is subject to restrictions and conditions of formal agreements issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with these formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties” and “The Company discontinued its quarterly cash dividend and suspended the stock repurchase program based on regulatory requirements” included under Item 1A of this report and Note 15, “Restrictions on Dividends, Loans and Advances,” of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Adequacy and Regulatory Matters” section of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” included under Item 7 of this report.

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

Basel III Capital Rules

In July 2013, the Company and Bank’s primary federal regulator, the FRB, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations, including community banks, which also incorporate provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and Bank, compared to existing U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios, addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the current risk-weighting approach. The Basel III Capital Rules are effective for the Company and Bank on January 1, 2015 (subject to a phase-in period).

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank are still evaluating the benefits and limitations of making this election, and have not yet concluded if they will take advantage of the election.

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

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%), and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-

sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Significant changes to current rules that will impact the Company’s determination of risk-weighted assets include, among other things:

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

Bureau of Consumer Financial Protection

The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks, including the Company. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided.

In late 2012, the Bureau formed a Community Bank Advisory Council. Representatives were drawn from small-to-medium-sized community banks to engage in discussions on how smaller institutions help level the playing field for consumers experiencing difficulty in managing their money and what opportunities and challenges exist in mortgage lending for small institutions. The Bureau has developed prototype designs for various disclosures and agreements and invited the public and financial industry to review and comment on what works. Their website (www.consumerfinance.gov) serves as a public information resource on laws and regulations, assistance with financial questions, participation with projects or initiatives, and submission of complaints. The Bureau has positioned itself to serve as a resource for submission of complaints and to provide help to consumers with complaints regarding credit cards, mortgages, student loans, checking accounts, savings accounts, credit reporting, bank services, and other consumer loans. Guidance and consumer tips on various financial topics have been issued since 2012 in blogs on the Bureau’s website.

Significant final mortgage rules were issued by the Bureau in January 2013 most with mandatory effective dates in January 2014. These rules were mandated by the Dodd-Frank Act provisions enacted in response to the breakdown in the mortgage lending markets and to provide for consumer protections. The following rules are intended to address problems consumers face in the three major steps in buying a home – shopping for a mortgage, closing on a mortgage, and paying off a mortgage.

Ability-to-Repay (“ATR”) and Qualified Mortgage (“QM”) rules were designed to address concerns that residential mortgage borrowers received loans for which they had no ability to repay. The ATR final rule requires a creditor to make “a reasonable and good faith determination at or before closing that the consumer will have a reasonable ability, at the time of consummation, to repay the loan, according to its terms, including any mortgage-related obligations.” The ATR standards require consideration of eight specific underwriting factors. Information used must be documented and verified using reasonably reliable third-party records. The ATR rule provides for a wide variety of documents and sources of information that can be used and relied on to determine ATR. In addition, the ATR rules included provisions that create a legal advantage for lenders for loans that are qualified mortgages. A QM must have a fully amortizing payment, have a term of 30 years or less, and not have points and fees that exceed certain thresholds depending on the total loan amount. Safe Harbor QM loans are lower priced loans that meet QM requirements. Loans satisfying the QM requirements will be entitled to liability protection from damage claims and defenses by borrowers based on an asserted failure to meet ATR requirements. Rebuttable Presumption QM loans are higher-priced loans that meet QM requirements and provide liability protection to a lesser degree from damage claims and defense by borrowers based on asserted failure to meet ATR requirements.

Loan servicing has become a key focus, especially when loan workouts and modifications are involved. New mortgage servicing rules effective in January 2014 implement new provisions regarding servicing standards. These new standards seek to ensure similar borrowers who default or become delinquent are treated in a similar, consistent manner. The Bank presently services 5,000 or fewer mortgage loans which it owns or originated, so it is considered a “Small Servicer” and is exempt from certain parts of the Mortgage Servicing Rules. The mortgage servicing requirements applicable to the Bank’s servicing operations under the new mortgage servicing rules are as follows: 1) adjustable rate mortgage interest rate adjustment notices; 2) prompt payment crediting and payoff statements; 3) limits on force-placed insurance; 4) responses to written information requests and complaints of errors; 5) loss mitigation with regard to the first notice or filing for a foreclosure and no foreclosure proceedings if a borrower is performing pursuant to the terms of a loss mitigation agreement.

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

Future Legislation and Regulation

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

Competition

The Bank’s principal market area consists of Cumberland County, Franklin County, Lancaster County, and Perry County, Pennsylvania, and Washington County, Maryland. The Bank services a substantial number of depositors in this market area and contiguous counties, with the greatest concentration in Chambersburg, Shippensburg, and Carlisle, Pennsylvania and the surrounding areas.

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

The Bank continues to implement strategic initiatives focused on expanding our core businesses and to explore, on an ongoing basis, acquisition, divestiture, and joint venture opportunities to the extent permitted by our regulators. We analyze each of our products and businesses in the context of shareholder return, customer demands, competitive advantages, industry dynamics, and growth potential.

ITEM 1A – RISK FACTORS

Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following:

The Company is subject to restrictions and conditions of formal agreements issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with these formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties.

In March 2012, the Company entered into a Written Agreement with the Federal Reserve Bank of Philadelphia and a Consent Order with the Pennsylvania Department of Banking (PDB). These formal agreements require the Company to discontinue a number of practices and to take a number of actions. In particular, we agreed with the Federal Reserve Bank to, among other things, prepare and submit plans regarding: (i) strengthening of credit risk management practices and underwriting, (ii) the repayment or disposition of properties classified as OREO and nonperforming or criticized assets, (iii) the allowance for loan loss methodology, (iv) capital, and (v) a management review. These formal agreements also restrict the ability of the Company and the Bank to pay dividends, to repurchase stock or to incur indebtedness without prior regulatory approval. We intend to fully comply with the formal agreements. However, if we fail to comply, the Federal Reserve Bank and/or the PDB could take additional enforcement action against the Company. Possible enforcement actions could include the issuance of a cease and desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or to enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders. Any remedial measure or further enforcement action, whether formal or informal, could impose restrictions on our ability to operate our business, harm our reputation and our ability to retain and attract customers, adversely affect our business, prospects, financial condition or results of operations and impact the trading price of our common stock.

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

The Company may not be able to pay any cash dividends or conduct any stock repurchases for the foreseeable future.

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

The Company is a holding company dependent for liquidity on payments from the Bank, its sole subsidiary, which is subject to restrictions.

The Company is a holding company and depends on dividends, distributions and other payments from the Bank to fund dividend payments, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Pursuant to the terms of the formal agreements we entered into with the Federal Reserve Bank and the PDB in March 2012, as discussed above, any dividend or similar payment from the Bank to us may only be made with prior regulatory approval. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.

The Company may be required to make further increases in the provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect it.

There is no precise method of predicting loan losses and the required level of reserves, and related provision for loan losses, can fluctuate from year to year, based on charge-offs (recoveries), loan volumes, credit administration practices, and local and national economic conditions, among other factors. For 2013, we recorded a negative provision for loan losses of $3,150,000. The Company also recorded net loan recoveries of $949,000 in 2013 compared to net charge-offs of $68,849,000 in 2012. Risk elements, including nonperforming loans, troubled debt restructurings, loans greater than 90 days past due still accruing, and other real estate owned totaled $26,322,000 at December 31, 2013. The allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed the allowance for loan losses, there could be a need to record additional provisions to increase our allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Generally, increases in our allowance for loan losses will result in a decrease in net income and stockholders’ equity, and may have a material adverse effect on the financial condition of the Company, results of operations and cash flows.

The allowance for loan losses was 3.12% of total loans and 83% of nonaccrual and restructured loans still accruing at December 31, 2013, compared to 3.29% of total loans and 110% of nonaccrual and restructured loans still accruing at December 31, 2012. Material additions to the allowance could materially decrease our net income. In addition, at December 31, 2013, the top 25 lending relationships individually had commitments in excess of $190,000,000, and a total outstanding loan balance of nearly $167,000,000, or 28% of the loan portfolio. The deterioration of one or more of these loans could result in a significant increase in the nonperforming loans and the provisions for loan losses, which would negatively impact our results of operations.

Difficult economic and market conditions have adversely affected the financial services industry and may continue to materially and adversely affect the Company.

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2013, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions, including the Bank. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. While the Company saw some improvement in 2013, there continued to be stress on the Bank’s portfolio. A worsening of economic conditions may further impact the Bank’s results of operations and financial condition. In particular, we may face the following risks in connection with these events:

•	Loan delinquencies could increase further;

•	Problem assets and foreclosures could increase further;

•	Demand for our products and services could decline;

•	Collateral for loans made by us, especially real estate, could decline further in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

•	Investments in mortgage-backed securities could decline in value as a result of performance of the underlying loans or the diminution of the value of the underlying real estate collateral pressing the government sponsored agencies to honor its guarantees to principal and interest.

As these conditions or similar ones continue to exist or worsen, we may experience continuing or increased adverse effects on our financial condition and results of operations.

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

The Company is subject to regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. The Company cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are subject to less regulation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect the Company’s financial condition, results of operations, liquidity and stock price.

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

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.

The Company may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While the Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

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

Changes in interest rates could adversely impact the Company’s financial condition and results of operations.

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

Additionally, based on an analysis of the interest rate sensitivity of the Company’s assets, an increase in the general level of interest rates will negatively affect the market value of the investment portfolio because of the relatively long duration of certain securities included in the investment portfolio.

Changes in interest rates also can affect: (1) the ability to originate loans; (2) the value of interest-earning assets, which would negatively impact stockholders’ equity, and the ability to realize gains from the sale of such assets; (3) the ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of borrowers to repay adjustable or variable rate loans.

Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

Market developments significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, the Company may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect earnings. We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance. If there are additional bank or financial institution failures, the Company may be required to pay even higher FDIC premiums than the levels currently imposed. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect the results of operations.

Because our business is concentrated in South Central Pennsylvania and Washington County, Maryland, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.

Our operations and the properties securing our loans are primarily located in South Central Pennsylvania and in Washington County, Maryland. Our operating results depend largely on economic conditions and real estate valuations in these and surrounding areas. A further deterioration in the economic conditions in these market areas could materially adversely affect our operations and increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services and decrease the value of collateral securing loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.

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

The Company is required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to the reports of financial condition and results of operations. Also, changes in accounting standards can be difficult to predict and can materially impact how the Company records and reports our financial condition and results of operations.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, accounting for income taxes and the ability to recognize the deferred tax asset, and the fair value of certain financial instruments, in particular securities. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations.

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

Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect profitability and liquidity.

We have substantial competition in originating loans, both commercial and consumer loans, in our market area. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and other lenders. Some of our competitors enjoy advantages, including greater financial resources, and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

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

The Company’s business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $126,029,000, or 12.0% from $1,051,783,000 at January 1, 2009, to $1,177,812,000 at December 31, 2013, primarily due to organic growth through increases in residential mortgage loans and commercial real estate loans and securities available for sale funded by growth in deposits. Over the long term, we expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to successfully execute our business strategies, which include continuing to grow our loan portfolio. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet underwriting standards. In addition, since our asset quality metrics have returned closer to historical levels, we may consider the acquisition of other financial institutions and branches within or outside of our market area to the extent permitted by our regulators, the success of which will depend on a number of factors, including our ability to integrate the acquired branches into the current operations of the Company, our ability to limit the outflow of deposits held by customers of the acquired institution or branch locations, our ability to control the incremental increase in non-interest expense arising from any acquisition and our ability to retain and integrate the appropriate personnel of the acquired institution or branches. We believe we have the resources and internal systems in place to successfully achieve and manage our future growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

If the Company wants to, or is compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our banking subsidiaries to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that, they believe, are necessary to support our business operations. At December 31, 2013, all three capital ratios for us and our banking subsidiary were above regulatory minimum levels to be deemed “well capitalized” under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms and time frames acceptable to us or to raise additional capital at all. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition and results of operations. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets. If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors and the price at which we issue additional shares of stock could be less than the current market price of our common stock and, thus, could dilute the per share book value and earnings per share of our common stock. Furthermore, a capital raise through the issuance of additional shares may have an adverse impact on our stock price.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In July 2013, the Company and Bank’s primary federal regulator, the Federal Reserve Bank, approved final Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations, including community banks, which also incorporate provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and Bank, compared to existing U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios, addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the current risk-weighting approach. The Basel III Capital Rules are effective for the Company and Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called CET1, (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations. When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The application of more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, result in the need for additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

The Company may be adversely affected by technological advances.

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

The soundness of other financial institutions could adversely affect the Company.

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

An interruption or breach in security with respect to our information system, or our outsourced service providers, could adversely impact the Company’s reputation and have an adverse impact on our financial condition or results of operations.

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

We have been named, from time to time, as a defendant in various legal actions or other proceedings arising in connection with our activities as a financial services institution. Certain of these actions include and future actual or threatened legal actions may include claims for substantial and indeterminate amounts of damages, or may result in other results adverse to us. Legal liability could materially adversely affect our business, financial condition or results of operations or cause us reputational harm, which could harm our business. For more information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Part I, Item 3 herein.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on our ability to attract and retain skilled people. We recently experienced significant turnover among our senior officers and salary increases, bonuses, and other compensation for our senior executives has been frozen in recent years. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to attract and hire sufficiently skilled people to fill open and newly created positions or to retain current or future employees. An inability to attract and retain individuals with the necessary skills to fill open positions, or the unexpected loss of services of one or more of our key personnel, could have a material adverse impact on our business due to the loss of their skills, knowledge of our markets, years of industry experience or the difficulty of promptly finding qualified replacement personnel.

The market price of our common stock has been subject to extreme volatility.

The market price of the Company’s common stock has been subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flows, changes in financial estimates by securities analysts, trading volume, large purchases or sales of our common stock, market conditions within the banking industry, the general state of the securities markets and the market for stocks of financial institutions, as well as general economic conditions.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Bank owns and leases properties in Cumberland, Franklin, Lancaster and Perry Counties, Pennsylvania and Washington County, Maryland as branch banking offices and an operations center. The Company and the Bank maintain headquarters at the Bank’s King Street Office in Shippensburg, Pennsylvania. A summary of these properties is as follows:

Office and Address	Acquired/Built	Office and Address	Acquired/Built
Properties Owned		Properties Owned (continued)

Orrstown Office	1919	Greencastle Office	2006
3580 Orrstown Road		308 Carolle Street
Orrstown, PA 17244		Greencastle, PA 17225

Lurgan Avenue Office	1981	New Bloomfield Office	2006
121 Lurgan Avenue		1 South Carlisle Street
Shippensburg, PA 17257		New Bloomfield, PA 17068

King Street Office	1986	Newport Office	2006
77 E. King Street		Center Square
Shippensburg, PA 17257		Newport, PA 17074

Stonehedge Office	1994	Red Hill Office	2006
427 Village Drive		18 Newport Plaza
Carlisle, PA 17015		Newport, PA 17074

Path Valley Office	1995	Simpson Street Office	2006
16400 Path Valley Road		1110 East Simpson Street
Spring Run, PA 17262		Mechanicsburg, PA 17055

Norland Avenue Office	1997	North Pointe Business Center	2007
625 Norland Avenue		Orrstown Operations Center
Chambersburg, PA 17201		2695 Philadelphia Avenue
		Chambersburg, PA 17201

Silver Spring Office	2000
3 Baden Powell Lane		Eastern Blvd. Office	2008
Mechanicsburg, PA 17050		1020 Professional Court
		Hagerstown, MD 21740

North Middleton Office (land lease)	2002
2250 Spring Road
Carlisle, PA 17013		Leased

Orchard Drive Office (land lease)	2003	Hanover Street	1997
1355 Orchard Drive		22 S. Hanover St.
Chambersburg, PA 17201		Carlisle, PA 17013

Seven Gables Office	2003	Camp Hill	2005
1 Giant Lane		3045 Market St.
Carlisle, PA 17013		Camp Hill, PA 17011

Lincoln Way East Office	2004	Carlisle Fairgrounds	2011
1725 Lincoln Way East		1000 Bryn Mawr Road
Chambersburg, PA 17202		Carlisle, PA 17103

Duncannon Office	2006	Lancaster LPO	2013
403 North Market Street		2098 Spring Valley Road
Duncannon, PA 17020		Lancaster, PA 17601

ITEM 3 – LEGAL PROCEEDINGS

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described in Note 21, “Contingencies” in the Notes to the Consolidated Financial Statements, which such information is incorporated herein by reference, in the opinion of management, there are no legal proceedings that are expected to have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Capital Market under the symbol “ORRF” as of April 28, 2009, and continues to be listed there as of the date hereof. At the close of business on February 28, 2014, there were approximately 3,109 shareholders of record.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices of our common stock for the two most recent fiscal years. Trading prices are based on published financial sources.

	2013			2012
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
	High	Low		High	Low
First quarter	$15.15	$9.49	$0.00	$9.84	$7.45	$0.00
Second quarter	16.20	12.52	0.00	9.05	7.45	0.00
Third quarter	18.00	12.79	0.00	11.29	7.98	0.00
Fourth quarter	17.78	15.45	0.00	11.15	7.71	0.00

			$0.00			$0.00

In October 2011, the Company announced that it had discontinued its quarterly dividend. In March 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank and the Bank entered into a Consent Order with the PDB. Due to the regulatory restrictions included in the Written Agreement and the Consent Order with the respective regulators, the Company is restricted from paying any dividends. Accordingly, there can be no assurance that we will pay a cash dividend in the near future.

Issuer Purchases of Equity Securities

On April 27, 2006, the Company announced a Stock Repurchase Plan approving the purchase of up to 150,000 shares as conditions allow. 106,999 shares were repurchased pursuant to that program. On September 23, 2010, the Company announced an extension of its original Stock Repurchase Plan authorizing the repurchase of 150,000 shares of its common stock. The maximum number of shares that may yet be purchased under the plan is 189,694 shares at December 31, 2013.

For the quarter ended December 31, 2013, there were no repurchases of common equity securities by the Company under the Stock Repurchase Plan. In connection with the formal written agreements entered into with the Federal Reserve Bank and the PDB, the Company’s Stock Repurchase Plan was suspended, and the Company does not expect to repurchase shares in the foreseeable future.

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

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Orrstown Financial Services, Inc.	100.00	133.04	108.21	33.61	39.28	66.61
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22

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

Recent Sales of Unregistered Securities

The Company has not sold any securities within the past three years which were not registered under the Securities Act.

ITEM 6 – SELECTED FINANCIAL DATA

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Summary of Operations
Interest income	$37,098	$45,436	$60,361	$58,423	$53,070
Interest expense	5,011	7,548	10,754	12,688	16,500

Net interest income	32,087	37,888	49,607	45,735	36,570
Provision for loan losses	(3,150)	48,300	58,575	8,925	4,865

Net interest income after provision for loan losses	35,237	(10,412)	(8,968)	36,810	31,705
Securities gains	332	4,824	6,224	3,636	1,661
Other noninterest income	17,476	18,438	20,396	19,340	15,549
Goodwill impairment charge	0	0	19,447	0	0
Other noninterest expenses (excluding goodwill impairment charge)	43,247	43,349	41,032	36,735	31,492

Income (loss) before income taxes (benefit)	9,798	(30,499)	(42,827)	23,051	17,423
Income tax expense (benefit)	(206)	7,955	(10,863)	6,470	4,050

Net income (loss)	$10,004	$(38,454)	$(31,964)	$16,581	$13,373

Per Common Share Data
Net income (loss)	$1.24	$(4.77)	$(3.98)	$2.18	$2.09
Diluted net income (loss)	1.24	(4.77)	(3.98)	2.17	2.07
Cash dividend paid	0.00	0.00	0.69	0.89	0.88
Book value at December 31	11.28	10.85	15.92	20.10	17.21
Tangible book value at December 31	11.20	10.75	15.79	17.50	13.96
Average shares outstanding – basic	8,093,306	8,066,148	8,017,307	7,609,933	6,406,106
Average shares outstanding – diluted	8,093,306	8,066,148	8,026,726	7,637,824	6,458,752
Stock Price Statistics
Close	$16.35	$9.64	$8.25	$27.41	$34.88
High	18.00	11.29	29.50	36.50	40.00
Low	9.49	7.45	7.90	20.00	22.00
Price earnings ratio at close	13.2	(2.0)	(2.1)	12.6	16.7
Diluted price earnings ratio at close	13.2	(2.0)	(2.1)	12.6	16.8
Price to book at close	1.4	0.9	0.5	1.4	2.0
Price to tangible book at close	1.5	0.9	0.5	1.6	2.5
Year-End Balance Sheet Data
Total assets	$1,177,812	$1,232,668	$1,444,097	$1,511,722	$1,196,432
Total loans	672,973	711,601	967,993	966,986	881,074
Total investment securities	416,864	311,774	322,123	440,570	204,309
Deposits – noninterest bearing	116,371	121,090	111,930	104,646	90,676
Deposits – interest bearing	884,019	963,949	1,104,972	1,083,731	824,494
Total deposits	1,000,390	1,085,039	1,216,902	1,188,377	915,170
Repurchase agreements	9,032	9,650	15,013	87,850	64,614
Borrowed money	66,077	37,470	73,798	65,178	64,858
Total shareholders’ equity	91,439	87,694	128,197	160,484	110,886
Trust assets under management – market value	1,085,216	992,378	947,273	929,327	740,028
Performance Statistics
Average equity / average assets	7.45%	8.07%	10.36%	10.76%	9.55%
Return on average equity	11.30%	(35.22)%	(20.33)%	11.22%	12.48%
Return on average assets	0.84%	(2.84)%	(2.11)%	1.21%	1.19%

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

	Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Shareholders’ equity	$91,439	$87,694	$128,197	$160,484	$110,886
Less: Intangible assets	622	832	1,041	20,698	20,938

Tangible equity	$90,817	$86,862	$127,156	$139,786	$89,948

Book value per share	$11.28	$10.85	$15.92	$20.10	$17.21
Less: Intangible assets per share	0.08	0.10	0.13	2.60	3.25

Tangible book value per share	$11.20	$10.75	$15.79	$$17.50	$$13.96

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations for each of the three years ended December 31, 2013, 2012 and 2011. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in this report to assist in the evaluation of the Company’s 2013 performance. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Overview

Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. It is not clear at this time how quickly the economy will recover and whether regulatory and legislative efforts to stimulate job growth and spending will be successful. In addition, the U.S. housing market shows signs of mild recovery, as housing values have begun to recover some of the value lost in recent years.

The Company returned to profitability for the year ended December 31, 2013, recording net income of $10,004,000 after posting losses of $38,454,000 and $31,964,000 in 2012 and 2011. The Company was able to return to profitability as asset quality issues have been reduced significantly from their elevated levels in the past two years, allowing for a significant reduction in the provision for loan losses in 2013 compared to 2012 and 2011. The provision for loan losses was a negative $3,150,000 for the year ended December 31, 2013, compared to $48,300,000 and $58,575,000 in 2012 and 2011.

Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the Company’s net deferred tax asset, which represented future deductible temporary differences on the Company’s tax returns would be realized at December 31, 2013 and 2012. Accordingly, a full valuation allowance for the net amount of the deferred tax asset of $18,964,000 and $20,235,000, was established at December 31, 2013 and 2012, respectively. The Company also recorded a full goodwill impairment charge in the fourth quarter of 2011 of $18,996,000, net of tax.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s prior cumulative taxable losses, projections for future taxable income and other available evidence, management determined that there was not sufficient positive evidence to outweigh the cumulative loss, and concluded it was not more likely than not that the net deferred tax asset would be realized. Accordingly a full valuation allowance was recorded at December 31, 2013 and 2012. Management will continue to update its analysis quarterly, and after a period of sustainable taxable income, the valuation allowance may be reversed in part or in total.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

Corporate Profile and Significant Developments

The Company is a bank holding company (that has elected status as a financial holding company with the FRB) headquartered in Shippensburg, Pennsylvania with consolidated assets of $1,177,812,000 at December 31, 2013. The consolidated financial information presented herein reflects the Company and its wholly-owned commercial bank subsidiary, the Bank.

The Bank, with total assets of $1,177,380,000 at December 31, 2013, is a Pennsylvania chartered commercial bank with 22 offices. The Bank’s deposit services include a variety of checking, savings, time and money market deposits along with related debit card and merchant services. Lending services include commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Orrstown Financial Advisors, a division of the Bank, offers a diverse line of financial services to our customers, including, but not limited to, brokerage, mutual funds, trusts, estate planning, investments and insurance products. At December 31, 2013, approximately $1,085,216,000 of assets under management was serviced by Orrstown Financial Advisors.

Economic Climate, Inflation and Interest Rates

The U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in history. The recovery has been much weaker than past recoveries resulting in stubbornly high unemployment, poor loan demand and continued credit quality challenges. This pattern remained in place throughout 2013.

The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. Inflationary pressures over the last three years have been modest, and although the FRB has been monetizing the debt, which has historically led to increased inflation, the outlook for inflation appears modest for the foreseeable future.

As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense is greatly influenced by the level of interest rates and the slope of the interest rate curve. During the three years presented in this financial statement review, interest rates have remained near all-time lows. Because of the low level of interest rates, we have not been able to lower the rate we pay for interest bearing non-maturity deposits to the same extent that has been experienced in the rates we have been able to earn on our interest earning assets. As a result, the Company’s net interest margin has been negatively impacted.

Despite the challenging economic conditions during 2011, 2012, and into 2013, the Company believes it is positioned to withstand these conditions through its improving capital and liquidity positions, high quality debt securities portfolios and recent improvement in asset quality through continuing efforts to manage credit and interest rate risk.

Results of Operations

Summary

For the year ended December 31, 2013, the Company recorded net income (loss) of $10,004,000 compared to ($38,454,000) and ($31,964,000) for the same periods in 2012 and 2011, resulting in diluted earnings (loss) per share of $1.24, ($4.77) and ($3.98) for the years ended December 31, 2013, 2012 and 2011.

Each of the three years had events and circumstances that affect the comparability of the information for the periods presented. As a result of the asset quality issues the Company experienced in 2011 and 2012 and the aggressive manner in which these troubled assets were handled, large provisions for loan losses were recorded and totaled $58,575,000 and $48,300,000 for the years ended December 31, 2011 and 2012, respectively. Due to the significant impact these large provisions had on the Company’s results of operations, it was determined that the recorded goodwill was impaired in 2011, and a full impairment charge of $18,996,000, net of tax, was recorded. In 2012, after continued losses were posted, it was determined that a valuation allowance was required on the Company’s net deferred tax asset balance, and a charge of $20,235,000 was recorded.

As a result of the handling of troubled assets in 2012 and 2011, the Company experienced improvement in asset quality during 2013, and based on active monitoring and workout solutions of previously charged-off relationships, we were able to record net recoveries of $949,000 during the year ended December 31, 2013, compared to net charge-offs of $68,849,000 and $30,880,000 recorded in the two previous years. As a result, it was determined that no provision for loan losses was required in 2013, and that the recovery of a previously charged off relationship of $3,150,000 was not needed to replenish the reserve, and was treated as a negative provision for loan losses. Net income for the year ended December 31, 2013 also benefited from the full valuation allowance on deferred taxes established in the prior year, and only $60,000 of federal income tax expense was recorded during the year despite $9,798,000 of pre-tax income.

Net Interest Income

Net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities, is the primary component of the Company’s revenue. Interest-

earning assets include loans, securities and federal funds sold. Interest bearing liabilities include deposits and borrowed funds. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate tax rate.

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

The “Analysis of Net Interest Income” table presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the years ending December 31, 2013, 2012 and 2011. The “Changes in Taxable Equivalent Net Interest Income” table below analyzes the changes in net interest income for the same periods broken down by their rate and volume components.

2013 versus 2012

For the year ended December 31, 2013, net interest income, measured on a fully tax equivalent basis, decreased $6,271,000, or 15.6%, to $33,882,000 from $40,153,000 for the same period in 2012. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,284,864,000 for the year ended December 31, 2012 to $1,118,612,000 for the same period in 2013. Compression in net interest margin from 3.12% for the year ended December 31, 2012 to 3.03% for the same period in 2013 also contributed to the decline in net interest income.

The largest contributor to the decrease in net interest income was the decline in the loan portfolio. Interest income on loans decreased from $40,994,000 for the year ended December 31, 2012 to $32,779,000 for the year ended December 31, 2013. The average loan balance declined to $683,272,000 for the year ended December 31, 2013, compared to $859,985,000 for the same period in 2012. Two large sales of criticized loans in 2012 resulted in lower average balances, as did management’s workout efforts and scheduled amortization of loans exceeding new loan originations during the year. Partially offsetting the loan volume variance was an increase in rates earned on loans from 4.77% for the year ended December 31, 2012 to 4.80% for the same period in 2013, as the Company has been able to reduce its nonaccrual loan balance.

Securities interest income also declined in 2013 and totaled $5,940,000 for the year ended December 31, 2013, a decrease of $480,000 compared to the $6,420,000 for the same period in 2012. Although the average balance of securities has increased from $315,581,000 for the year ended December 31, 2012 to $368,208,000 for the same period in 2013, the volume increase was not enough to offset the decrease in rates earned on securities, which declined from a tax equivalent yield of 2.03% in 2012 to 1.61% in 2013. The low interest rate environment experienced during the first half of 2013, has resulted in increased refinancing activity and accelerated prepayments on mortgage backed securities and collateralized mortgage obligations, many of which have premiums associated with them. Furthermore, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, also negatively impacting the yield earned on securities.

Interest expense on deposits and borrowings for the year ended December 31, 2013 was $5,011,000, a decrease of $2,537,000, from $7,548,000 for the same period in 2012. The average balance of interest bearing liabilities decreased 13.2% from $1,115,644,000 for the year ended December 31, 2012 to $968,797,000 for the same period in 2013. In addition, the Company’s cost of funds on interest bearing liabilities has declined to 0.52% for the year ended December 31, 2013 from 0.68% for the same period in 2012. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings in 2013 compared to 2012, and as time deposits mature, we have also been able to replace the funds at slightly lower rates. The rate paid on long-term debt has increased from 1.64% for the year ended December 31, 2012 to 1.76% for the same period in 2013, and is a direct result of the maturity of lower cost borrowings.

The Company’s net interest spread of 2.96% declined 7 basis points for the year ended December 31, 2013 as compared to the same period in 2012. Net interest margin for the year ended December 31, 2013 was 3.03%, a 9 basis point decline from 3.12% for the year ended December 31, 2012.

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

A large portion of the decline in interest income was the result of a decrease in interest earned on the securities portfolio, which totaled $6,420,000 for the year ended December 31, 2012, a decrease of $6,486,000, or 50.3%, from 2011. Year-over-year, average securities decreased $80,892,000, or 20.4%, which contributed $3,178,000 to the overall decline in tax equivalent interest income earned on securities. As a result of the recent regulatory climate related to nontraditional funding sources, management did not utilize brokered deposits in 2012 to the extent it had in the past, and as such, as the brokered deposits matured, securities proceeds were used to fund the payoffs, leading to a decrease in average securities balances during 2012 compared to 2011. The change in the average yield on investment securities contributed $3,308,000 of the decline in the interest income earned on securities, with a yield earned of 2.03% in 2012, a 123 basis point decline from the yield earned of 3.26% in 2011. The historic low interest rate environment in 2012 resulted in increased financing activity of mortgage loans in 2012, resulting in accelerated prepayments on the Company’s mortgage backed securities portfolio, many of which had premiums associated with them. As the prepayments have accelerated, the amortization of the premiums has been faster than in the past, which has placed pressure on the yields earned on securities. Further, the proceeds from the sales or maturities of securities have been reinvested at lower interest rates, which have also negatively impacted the yield earned on securities.

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

ANALYSIS OF NET INTEREST INCOME

The following table presents interest income on a fully taxable equivalent basis, net-interest spread and net interest margin for the years ended December 31:

	2013			2012			2011
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold and interest bearing bank balances	$67,132	$174	0.26%	$109,298	$287	0.26%	$42,690	$138	0.32%
Taxable securities	339,750	4,300	1.27	270,170	3,798	1.41	318,185	8,334	2.62
Tax-exempt securities	28,458	1,640	5.76	45,411	2,622	5.77	78,288	4,572	5.84

Total securities	368,208	5,940	1.61	315,581	6,420	2.03	396,473	12,906	3.26

Taxable loans	619,929	29,290	4.72	796,873	37,145	4.66	940,063	46,680	4.97
Tax-exempt loans	63,343	3,489	5.51	63,112	3,849	6.10	53,765	3,442	6.40

Total loans	683,272	32,779	4.80	859,985	40,994	4.77	993,828	50,122	5.04

Total interest-earning assets	1,118,612	38,893	3.48	1,284,864	47,701	3.71	1,432,991	63,166	4.41

Cash and due from banks	13,166			14,597			13,577
Bank premises and equipment	26,496			27,043			27,404
Other assets	52,179			62,856			68,569
Allowance for loan losses	(21,912)			(37,133)			(24,773)

Total	$1,188,541			$1,352,227			$1,517,768

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$484,114	785	0.16	$511,800	1,236	0.24	$486,793	1,710	0.35
Savings deposits	78,714	129	0.16	74,180	124	0.17	71,059	140	0.20
Time deposits	352,905	3,531	1.00	455,507	5,352	1.17	574,079	7,518	1.31
Short-term borrowings	24,312	61	0.25	30,581	120	0.39	63,271	314	0.50
Long-term debt	28,752	505	1.76	43,576	716	1.64	42,308	1,072	2.53

Total interest bearing liabilities	968,797	5,011	0.52	1,115,644	7,548	0.68	1,237,510	10,754	0.87

Demand deposits	119,146			116,930			113,157
Other	12,051			10,469			9,901

Total Liabilities	1,099,994			1,243,043			1,360,568
Shareholders’ Equity	88,547			109,184			157,200

Total	$1,188,541		0.45	$1,352,227		0.59	$1,517,768		0.75

Net interest income (FTE)/net interest spread		33,882	2.96%		40,153	3.03%		52,412	3.54%

Net interest margin			3.03%			3.12%			3.66%

Tax-equivalent adjustment		(1,795)			(2,265)			(2,805)

Net interest income		$32,087			$37,888			$49,607

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

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

The following table analyzes the changes in tax equivalent net interest income for the periods presented, broken down by their rate and volume components:

	2013 Versus 2012 Increase (Decrease) Due to Change in			2012 Versus 2011 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income
Federal funds sold & interest bearing deposits	$(111)	$(2)	$(113)	$215	$(66)	$149
Taxable securities	978	(476)	502	(1,258)	(3,278)	(4,536)
Tax-exempt securities	(979)	(3)	(982)	(1,920)	(30)	(1,950)
Taxable loans	(8,248)	393	(7,855)	(7,110)	(2,424)	(9,534)
Tax-exempt loans	14	(374)	(360)	598	(192)	406

Total interest income	(8,346)	(462)	(8,808)	(9,475)	(5,990)	(15,465)

Interest Expense
Interest bearing demand deposits	(67)	(384)	(451)	88	(562)	(474)
Savings deposits	8	(3)	5	6	(22)	(16)
Time deposits	(1,206)	(615)	(1,821)	(1,553)	(613)	(2,166)
Short-term borrowings	(25)	(34)	(59)	(162)	(32)	(194)
Long-term debt	(244)	33	(211)	32	(388)	(356)

Total interest expense	(1,534)	(1,003)	(2,537)	(1,589)	(1,617)	(3,206)

Net Interest Income	$(6,812)	$541	$(6,271)	$(7,886)	$(4,373)	$(12,259)

Note: The change attributed to volume is calculated by taking the average change in average balance times the prior year’s average rate and the remainder is attributable to rate.

Provision for Loan Losses

The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $3,150,000 for the year ended December 31, 2013, compared to expense of $48,300,000 and $58,575,000 for the same periods in 2012 and 2011. During 2013, the Company received payments on classified loans with partial charge-offs previously recorded. As payments received on these classified loans exceeded the carrying value of these loans, the excess was included in recoveries of loan amounts previously charged off. Favorable charge-off history during the year ended December 31, 2013 combined with improvements in average levels of impaired loans has resulted in no additional provision for loan losses being required during the period, as the reserve balance at the beginning of 2013 was sufficient to absorb net charge-offs. In connection with the quarterly evaluation of the adequacy of the allowance for loan losses during 2013, it was determined that large recoveries specific to loans in one customer relationship were not needed to replenish the reserve, and were taken as a negative provision for loan losses.

The elevated provisioning levels for the years ended December 31, 2012 and 2011 are reflective of the asset quality issues the Company was facing at those times, and the aggressive manner in which the Company was working through its classified assets in order to improve its overall asset quality and balance sheet. Remediation efforts in 2012 included two separate sales of distressed assets, in order to reduce the level of loan losses in future periods.

See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

The following provides information regarding noninterest income changes over the past three years.

(Dollars in thousands)	2013	2012	2011	% Change
				2013-2012	2012-2011
Service charges on deposit accounts	$5,716	$6,227	$6,411	(8.2)%	(2.9)%
Other service charges, commissions and fees	1,070	1,275	1,313	(16.1)%	(2.9)%
Trust department income	4,770	4,575	4,216	4.3%	8.5%
Brokerage income	1,911	1,478	1,573	29.3%	(6.0)%
Mortgage banking activities	3,053	3,393	3,007	(10.0)%	12.8%
Earnings on life insurance	963	1,018	1,110	(5.4)%	(8.3)%
Merchant processing revenue	0	149	1,850	(100.0)%	(91.9)%
Other income (loss)	(7)	323	916	(102.2)%	(64.7)%

Subtotal before securities gains	17,476	18,438	20,396	(5.2)%	(9.6)%
Investment securities gains	332	4,824	6,224	(93.1)%	(22.5)%

Total noninterest income	$17,808	$23,262	$26,620	(23.4)%	(12.6)%

2013 v. 2012’s Results

Noninterest income decreased to $17,808,000 for the year ended December 31, 2013, as compared to $23,262,000 in the same prior year period. Excluding the decrease in securities gains of $4,492,000 in 2013 compared to 2012, noninterest income decreased $962,000 or 5.2%.

Service charges on deposit accounts and other services charges, commissions and fees totaled $5,716,000 and $1,070,000 for the year ended December 31, 2013, both declines of 8.2% and 16.1% from 2012’s totals, and continued the trend noted in the prior year. The Company has experienced a decline in overdraft charges and other fee related charges, as consumers have been conscious of their spending.

Trust department and brokerage income, in total, increased $628,000, or 10.4%, to $6,681,000 for the year ended December 31, 2013 compared to $6,053,000 earned in the same period in 2012. Favorable market conditions and the Company’s ability to promote new products and attract accounts and customers contributed to the increase.

Mortgage banking revenue for the year ended December 31, 2013 totaled $3,053,000, a 10.0% decline from the $3,393,000 earned for the year ended December 31, 2012. Despite interest rates favorably impacting mortgage banking revenues during the first half of 2013, the rise in interest rates in the second half of the year reduced refinancing volumes, resulting in mortgage banking revenue being lower in 2013 than 2012. The higher interest rates have resulted in decreased loan origination volumes and refinancing activity, which has slowed pre-payment speed on loans serviced for others. This slower prepayment speed favorably impacted the fair value of our mortgage servicing rights, and allowed for recovery of $638,000 of its impairment reserve during the year ended December 31, 2013, compared to an additional charge of $360,000 for the same period in 2012. As a result of lower anticipated loan origination volumes and full recovery of the impairment reserve, management expects mortgage banking revenues to be impacted in 2014.

The loss recorded in other income (loss) for the year ended December 31, 2013 was principally the result of losses on sales of real estate owned of $149,000, compared to gains of $28,000 recorded for the same period in 2012.

The Company had limited gains on securities available for sale of $332,000 for the year ended December 31, 2013, which resulted from management investment strategies given interest rate conditions. In 2012, gains of $4,824,000 were recorded, as asset/liability strategic considerations as well as maintaining capital levels factored into the decision as to the extent and timing of security gains taken during the year.

2012 v. 2011’s Results

Noninterest income decreased to $23,262,000 for the year ended December 31, 2012, as compared to $26,620,000 in the same prior year period. Excluding the decrease in securities gains of $1,400,000 in 2012 compared to 2011, noninterest income decreased $1,958,000 or 9.6%.

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

Service charges on deposit accounts and other services charges, commissions and fees totaled $6,227,000 and $1,275,000 for the year ended December 31, 2012, both declines of 2.9% from 2011’s totals. The Company has experienced a decline in overdraft charges and other fee related charges in 2012, as consumers were more conscious of their spending.

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

Noninterest Expenses

The following provides information regarding noninterest expense over the past three years.

				% Change
(Dollars in thousands)	2013	2012	2011	2013-2012	2012-2011
Salaries and employee benefits	$22,954	$19,864	$17,506	15.6%	13.5%
Occupancy expense	2,055	1,975	1,987	4.1%	(0.6)%
Furniture and equipment	3,446	2,913	2,705	18.3%	7.7%
Data processing	542	574	1,161	(5.6)%	(50.6)%
Automated teller machine and interchange fees	1,054	989	897	6.6%	10.3%
Advertising and bank promotions	1,251	1,411	1,246	(11.3)%	13.2%
FDIC insurance	2,577	2,727	2,417	(5.5)%	12.8%
Professional services	2,255	3,076	3,531	(26.7)%	(12.9)%
Collection and problem loan	674	2,297	1,167	(70.7)%	96.8%
Real estate owned	137	834	681	(83.6)%	22.5%
Taxes other than income	939	888	841	5.7%	5.6%
Goodwill impairment and intangible asset amortization	210	209	19,657	0.5%	(98.9)%
Other operating expenses	5,153	5,592	6,683	(7.9)%	(16.3)%

Total noninterest expenses	$43,247	$43,349	$60,479	(0.2)%	(28.3)%

2013 v 2012’s Results

Noninterest expenses amounted to $43,247,000 for the year ended December 31, 2013 compared to $43,349,000 for the corresponding prior year period, a decrease of $102,000, or 0.2%. The following factors contributed to the net decrease in noninterest expenses.

•	Salaries and employee benefits totaled $22,954,000 for the year ended December 31, 2013, compared to $19,864,000 for the same period in 2012, an increase of $3,090,000. A large component of the increase pertains to an increase in the Company’s number of full-time equivalents, which has increased as we enhance our enterprise risk management area, place less reliance on outside consultants, and enhance our technology and delivery channels to meet the changing needs of our customers. An additional factor contributing to the increase in salaries and benefit expense was the restoration of certain incentive based employee benefits as a result of the Company’s return to profitability, which totaled $565,000 for the year ended December 31, 2013, with no similar expenses recorded in the same period in 2012.

•	In 2013, the Company began making increased investments in technology in order to enhance our enterprise risk management practices, and to provide our customers with a better customer experience when utilizing our automated delivery channels. As a result, the Company has seen an increase in furniture and equipment expense, which increased from $2,913,000 for the year ended December 31, 2012 to $3,446,000 for the same period in 2013. Additionally, as we promote the usage of debit cards to our customers for point of sale purchases and to withdraw funds from automated teller machines, these related fees charged to the Bank increased from $989,000 for the year ended December 31, 2012 to $1,054,000 for the same period in 2013, and increase of 6.6%.

•	Advertising and bank promotions expense decreased $160,000 to $1,251,000 for the year ended December 31, 2013 compared to $1,411,000 for the year ended December 31, 2012. This reduction in expense relates to the timing of promotions and charitable contributions, and the discretionary nature of the expense which the Company controlled during 2013. It is anticipated that the Company will actively advertise and promote the Bank in 2014, and as a result it is likely these expenses will increase.

•	FDIC insurance decreased $150,000 to $2,577,000 for the year ended December 31, 2013 compared to $2,727,000 for the same period in 2012. A reduction in the Bank’s assets and deposits offset an increase in the quarterly deposit insurance assessment rate that went into effect in the second quarter of 2012 and resulted from an increased risk rating.

•	Professional services expenses totaled $2,255,000 for the year ended December 31, 2013, compared to $3,076,000 in 2012, a decrease of $821,000, or 26.7%. Professional services expenses include costs associated with third party loan review assistance, regulatory consulting, and legal and accounting services. The Company was able to reduce its reliance on outside service providers as it hired additional employees pertaining to enterprise risk management, which resulted in lower professional service fees in 2013 as compared to 2012.

•	Asset quality related costs, including collection and problem loan and real estate owned expenses, decreased significantly in 2013 compared to 2012. Collection and problem loan expense totaled $674,000 for the year ended December 31, 2013, a 70.7% reduction from the $2,297,000 of expense recorded for the same period in 2012. Real estate owned expenses were down 83.6%, from $834,000 for the year ended December 31, 2012 to $137,000 for the same period in 2013. Significant reductions in nonperforming assets, and the monitoring, legal and other costs associated with them, led to the significant reduction in asset quality related costs.

•

Other operating expenses decreased $439,000 for the year ended December 31, 2013, from $5,592,000 in 2012 to $5,153,000 in 2013. The primary reason for this fluctuation is a significant reduction in Regulation E losses that the Bank experienced in 2013, which totaled $62,000 for the year ended

December 31, 2013 compared to $544,000 for the same period in 2012. As a result of the losses experienced in 2012, the Company enhanced its Regulation E policies and operating procedures, including the purchase of software to assist in the identification of potential fraudulent transactions, which lowered the instances and magnitude of losses in 2013.

In order to better understand how noninterest expenses change in relation to related changes in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense as a percentage of tax-equivalent net interest income and noninterest income, excluding securities gains, goodwill impairment, and other non-recurring items. The Company’s efficiency ratio for the twelve months ended December 31, 2013 was 83.3%, compared to 72.2% for the same period in 2012. The higher, or less favorable, ratio was the result of declines in net interest and noninterest income between the two periods, which more than offset the lower noninterest expenses recorded in 2013 compared to 2012.

2012 v. 2011’s Results

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

•	Salaries and employee benefits increased $2,358,000, from $17,506,000 for the year ended December 31, 2011 to $19,864,000 for 2012. The increase in salaries and employee benefits was the result of the establishment of the Company’s Special Assets Group to assist in working through troubled assets, increases in personnel in the Credit Administration Department, and other additions as the Company enhanced other risk management practices.

•	The decrease in data processing expenses from $1,161,000 for the year ended December 31, 2011 to $574,000 for the same period in 2012 is related to expenses associated with merchant processing that are no longer incurred. As noted in the “Noninterest Income” section above, the Company sold its merchant services business in 2011. Data processing expenses of $696,000 were incurred for the year ended December 31, 2011 related to these revenues with no similar charges in 2012.

•	FDIC insurance totaled $2,727,000 for the twelve months ended December 31, 2012, an increase of 12.8%, over 2011’s total of $2,417,000. This increase was the result of an increased risk rating and associated increased depository insurance rate, which has been partially offset by a reduction in the Bank’s net assets and deposits.

•	Professional services expenses totaled $3,076,000 for the year ended December 31, 2012, compared to $3,531,000 in 2011, a decrease of $455,000. Professional services expenses include costs associated with third party loan review assistance, regulatory consulting, and legal and accounting services. In 2011, when the Company first began experiencing asset quality issues and increased regulatory compliance costs, it needed to consult with outside service providers as the Company did not have adequate staffing to address these issues. As the Special Assets Group, Credit Administration Department, and other risk management personnel were hired, the Company reduced its reliance on outside service providers, which resulted in lower professional service fees in 2012 as compared to 2011.

•	Collection and problem loan expenses increased approximately $1,130,000 for the year ended December 31, 2012 and totaled $2,297,000, compared to $1,167,000 for 2011. These expenses increased as a result of the increase in classified assets with corrective action and work-out plans in order to mitigate the Company’s risk of loss, and consists primarily of costs associated with obtaining updated appraisals on the collateral securing the outstanding loans and legal expenses as the Bank’s credit exposure is clarified and work out plans are developed.

•	Real estate owned expenses, which include regular maintenance and upkeep expenses as well as write-downs of properties to fair value less costs to dispose, increased from $681,000 for the year ended December 31, 2011, to $834,000 in 2012, an increase of 22.5%. The increase was consistent with the higher number of properties that the Company owns and is managing, as well as continued softness in the real estate market, which led to further write-downs of properties.

•	The largest decrease in 2012 was in goodwill impairment and intangible asset amortization, which totaled $209,000 for the year ended December 31, 2012, a decrease of $19,448,000 compared to 2011. In the fourth quarter of 2011, the Company recorded a non-cash impairment charge in connection with its annual evaluation of goodwill. The impairment charge resulted from several factors, the most prominent being decreases in trading multiples of the Company’s common stock, overall valuations of comparable organizations, a deterioration in asset quality of the commercial real estate portfolio, and the negative impact of deteriorating asset quality on expected cash flows. As a result of these negative indicators and subsequent analysis, the Company’s entire goodwill balance was written off at December 31, 2011. The $209,000 of expense in 2012 is the amortization of intangible assets only.

•	Other operating expenses decreased $1,091,000 for the year ended December 31, 2012, from $6,683,000 in 2011 to $5,592,000 in 2012. The primary reason for this fluctuation was the difference in the provision for off-balance sheet credit liabilities recorded between the two periods. Off-balance sheet credit liabilities include providing a reserve on undrawn loan commitments, and the anticipated loss on those credits which are estimated using an approach similar to determining reserves on specific loans in the determination of the allowance for loan losses. During 2011, a charge of $782,000 was recorded to establish this off-balance sheet reserve, whereas in 2012, the reserve was lowered by $199,000 as the off-balance sheet exposures have been greatly reduced as a result of the two loan sales completed in 2012.

As a result of the increase in noninterest expense (net of goodwill impairment), combined with declining net interest income, the Company’s efficiency ratio for the year ended December 31, 2012 increased to 72.2%, compared to 55.2% in the same period in 2011.

Federal Income Taxes

The Company recorded income tax benefit of $206,000 on pre-tax income of $9,798,000 for the year ended December 31, 2013, compared to income tax expense of $7,955,000 on pre-tax loss of $30,499,000 for the year ended December 31, 2012. For the year ended December 31, 2011, the Company recorded income tax benefit of $10,863,000 on pre-tax loss of $42,827,000. In 2012, the Company recorded a full deferred tax asset valuation allowance of $20,235,000, which resulted in the significant variances in income tax benefit and expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset, which represented future deductible temporary differences on our tax returns would be realized at December 31, 2013 and 2012. Accordingly, a full valuation allowance for the net amount of the deferred tax assets of $18,964,000 and $20,235,000, was established at December 31, 2013 and 2012, respectively. The lower valuation allowance in 2013 compared to 2012 is the result of the reversal of a portion of certain net deductible temporary differences during the year, and the generation of taxable income which the net operating loss carryforward will absorb and result in limited payment of federal income taxes in 2013. Management assesses the necessity of the valuation allowance on deferred taxes on a quarterly basis, and at this time, it is not known when a partial, or full reversal, of the valuation allowance will occur as it is dependent on our ability to continue to generate net income, and our ability to forecast that net income is likely in the sustainable future.

The net income tax benefit recorded in 2013 pertains to state income tax refunds, offset partially by estimated federal alternative minimum tax.

A meaningful comparison is the effective tax rate, a measurement of income tax expense as a percent of pretax income, which is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes. See “Note 8 – Income Taxes” in the Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory rate of 35% to the effective tax rate for each of the years ended December 31, 2013, 2012 and 2011.

Financial Condition

A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of December 31, 2013, securities available for sale were $406,943,000, a $104,973,000 increase from the December 31, 2012 balance of $301,970,000.

The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, securitization of deposits and Repurchase Agreements and other factors while trying to maximize return on the investments. Under GAAP, the Company may segregate its investment portfolio into three categories: “securities held to maturity”, “trading securities” and “securities available for sale.” Management has classified the full securities portfolio as available for sale. Securities available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.

The Company’s securities available for sale include debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including updates of credit ratings, monitoring market, industry and segment news, as well as volatility in market prices. The Company uses various indicators in determining whether a debt security is other-than- temporarily-impaired, including the extent of time the security has been in an unrealized loss position, and the extent of the unrealized loss. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or if it is able to hold the security until the price recovers. For those debt securities in which management concludes the security is other than temporarily impaired, it will recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Given the strong asset quality of the debt security portfolio, management has not had to take an other-than-temporary impairment charge in 2013, 2012 or 2011.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made. The Company recorded no other than temporary impairment expense on equity securities for the years ended December 31, 2013, 2012 and 2011.

The following table shows the fair value of securities available for sale at December 31:

(Dollars in thousands)	2013	2012	2011
U.S. Treasury	$0	$26,010	$0
U.S. Government Agencies	25,451	0	0
U.S. Government Sponsored Enterprises (GSE)	13,714	44,762	43,622
States and political subdivisions	71,544	38,909	78,051
GSE residential mortgage-backed securities	198,619	116,854	118,646
GSE commercial mortgage-backed securities	0	24	34
GSE residential collateralized mortgage obligations (CMOs)	40,532	43,945	68,904
GSE commercial CMOs	57,014	31,397	0

Total debt securities	406,874	301,901	309,257
Equity securities	69	69	1,108

Totals	$406,943	$301,970	$310,365

The securities available for sale portfolio increased $104,973,000, or 34.8% from $301,970,000 at December 31, 2012 to $406,943,000 at December 31, 2013. During 2013, the Company’s access to off-balance sheet liquidity improved as substantial progress was made in addressing loan quality issues experienced in 2011 and 2012. As the Company’s access to off-balance sheet liquidity improved, it allowed for the investment of funds previously held at the Federal Reserve Bank and included in interest bearing deposits with banks, into higher yielding, longer duration, securities available for sale. As it is anticipated the loan portfolio will grow in 2014, purchases that took place in 2013 were primarily in mortgage backed securities or collateralized mortgage-backed obligations, as these instruments provide monthly cash flows that will allow the Company to meet loan demand. An additional consideration that factored into our investment strategy was to acquire securities that would allow for strengthening of capital ratios, and typically represented 0% or 20% risk weighted assets. State and political subdivisions, including those deemed to be taxable to the Company, provided an attractive yield to the Company, and were purchased during 2013.

The following table shows the maturities of investment securities at book value as of December 31, 2013, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
U. S. Government Agencies
Book value	$0	$0	$1,693	$23,917	$25,610
Yield	0.00%	0.00%	0.77%	1.08%	1.06%
Average maturity (years)	0.0	0.0	9.7	23.9	23.0
U.S. Government Sponsored Enterprises (GSE)
Book value	1,661	0	12,770	0	14,431
Yield	1.06%	0.00%	2.07%	0.00%	1.95%
Average maturity (years)	0.6	0.0	7.6	0.0	6.8
States and political subdivisions
Book value	580	380	16,346	58,188	75,494
Yield	4.30%	3.32%	3.07%	3.48%	3.40%
Average maturity (years)	0.5	2.5	8.6	13.3	12.1
GSE Residential mortgage-backed securities
Book value	0	1,065	9,511	187,873	198,449
Yield	0.00%	2.68%	2.12%	1.53%	1.56%
Average maturity (years)	0.0	4.8	8.0	21.7	21.0
GSE residential collateralized mortgage obligations(CMO)
Book value	0	992	0	39,510	40,502
Yield	0.00%	3.10%	0.00%	2.44%	2.46%
Average maturity (years)	0.0	4.2	0.0	22.1	21.7
GSE commercial CMOs
Book value	0	0	49,131	10,681	59,812
Yield	0.00%	0.00%	2.63%	1.14%	2.36%
Average maturity (years)	0.0	0.0	8.8	31.6	12.9
Total

Book value	$2,241	$2,437	$89,451	$320,169	$414,298
Yield	1.90%	2.95%	2.54%	1.95%	2.08%
Average maturity (years)	0.6	4.2	8.5	20.7	17.9

The average maturity is based on contractual terms of the debt or mortgage backed securities, and does not factor into required repayments or anticipated prepayments that may exist. As of December 31, 2013, the weighted average estimated life of the mortgage-backed and collateralized mortgage obligation securities is less than 5.3 years based on current interest rates and anticipated prepayment speeds.

Loan Portfolio

The Company offers various products to meet the credit needs of our borrowers, principally consisting of commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.

With certain exceptions, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and the allowance for loan losses. The Company’s legal lending limit to one borrower was approximately $17,300,000 at December 31, 2013.

The risks associated with lending activities differ among the various loan classes, and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans, and impact the associated collateral. For a further discussion on the types of loans the Company makes and related risks, please see Note 4 – “Loans Receivable and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 is as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Commercial real estate:
Owner-occupied	$111,290	$144,290	$199,646	$172,000	$149,149
Non-owner occupied	135,953	120,930	141,037	143,372	122,287
Multi-family	22,882	21,745	27,327	24,649	24,898
Non-owner occupied residential	55,272	66,381	147,027	153,467	151,014
Acquisition and development:
1-4 family residential construction	3,338	2,850	7,098	29,297	21,977
Commercial and land development	19,440	30,375	77,564	88,105	88,902
Commercial and industrial	33,446	39,340	71,084	72,334	66,106
Municipal	60,996	68,018	59,789	38,142	29,215
Residential mortgage:
First lien	124,728	108,601	104,327	119,450	100,413
Home equity – term	20,131	14,747	37,513	40,818	55,993
Home equity – Lines of credit	77,377	79,448	80,951	71,547	58,146
Installment and other loans	6,184	7,014	12,077	11,112	12,380

	$671,037	$703,739	$965,440	$964,293	$880,480

In addition to the Company monitoring its loan portfolio as segregated by loan class noted above, it also monitors concentrations by industry. The Bank’s lending policy defines an industry concentration as one that exceeds 25% of the Bank’s total risk-based capital. The following industry meets the concentration criteria defined by the Bank’s Lending Policy at December 31, 2013:

(Dollars in thousands)	Balance	% of Total Loans	% of Bank’s Equity
Hotels (except casinos)	$36,014	5.4%	39.4%

The loan portfolio at December 31, 2013 of $671,037,000 decreased $32,702,000 from $703,739,000 at December 31, 2012, which was below the $965,440,000 at December 31, 2011 that represents the Company’s highest balance for the years presented. The Company’s desire to improve its asset quality resulted in its disposal of a portion of its distressed asset portfolio during 2012, with an aggregate carrying balance of $73,820,000 during 2012. In addition, elevated charge-off levels were experienced in the commercial loan portfolio during 2012, primarily in the non-owner occupied, owner-occupied and commercial and land development portfolios. Given the softness in the economy within the Company’s footprint, management feels this was a prudent course of action in order to rehabilitate its loan portfolio. As a result of improved asset quality in 2013, the Company, in the second half of the year, again solicited current customers for new lending opportunities, as well as broadened its relationships within existing markets, and entered new markets. However, on a year-to-date basis, loan repayments have outpaced loan originations and resulted in the lower total loan balance.

Growth was experienced in the residential mortgage portfolio segment, which totaled $222,236,000 at December 31, 2013, a 9.6% increase over $202,796,000 at December 31, 2012. The Company elected to maintain, in its loan portfolio, a small portion of its shorter maturity (10 – 15 years) mortgage loans to provide a greater yield than what alternate investments could provide. Additionally, active promotion of home equity products led to increased balances during the year.

Commercial real estate, acquisition and development and commercial and industrial loan segments experienced lower balances at December 31, 2013 compared to December 31, 2012. This resulted from continued workout of classified loans in these categories which has resulted in payments outpacing new originations. Competition for these types of loans in our markets has been high, given the lack of activity and development in these markets.

Presented below are the expected maturities of the loans by type, and whether they are fixed-rate or adjustable rate loans as of December 31, 2013.

	Due In
(Dollars in Thousands)	One Year or Less	One Year Through Five Years	After Five Years	Total
Acquisition and development:
1-4 family residential construction
Fixed rate	$46	$1,813	$28	$1,887
Adjustable and floating rate	346	340	765	1,451

	392	2,153	793	3,338

Commercial and land development
Fixed rate	12	1,625	1,708	3,345
Adjustable and floating rate	3,477	1,746	10,872	16,095

	3,489	3,371	12,580	19,440

Commercial and industrial
Fixed rate	399	4,852	1,723	6,974
Adjustable and floating rate	9,300	2,761	14,411	26,472

	9,699	7,613	16,134	33,446

	$13,580	$13,137	$29,507	$56,224

The variable rate loans shown above include semi-fixed loans that contractually will adjust with prime after the interest lock period which may be up to 10 years. At December 31, 2013 there were approximately $10,696,000 of such loans.

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

(Dollars in Thousands)	2013	2012	2011	2010	2009
Loans on nonaccrual basis	$19,347	$17,943	$83,697	$13,896	$4,267
Other real estate owned (OREO)	987	1,876	2,165	1,112	1,065

Total nonperforming assets	20,334	19,819	85,862	15,008	5,332
Restructured loans still accruing	5,988	3,092	27,917	1,180	0
Loans past due 90 days or more and still accruing	0	0	0	2,248	6,155

Total nonperforming and other risk assets	$26,322	$22,911	$113,779	$18,436	$11,487

Loans 30-89 days past due	$3,963	$3,578	$6,723	$5,335	$19,043
Ratio of:
Total nonperforming loans to loans	2.88%	2.55%	8.67%	1.44%	0.48%
Total nonperforming assets to assets	1.73%	1.61%	5.95%	0.99%	0.45%
Total nonperforming assets to total loans and OREO	3.03%	2.81%	8.87%	1.55%	0.60%
Total risk assets to total loans and OREO	3.92%	3.25%	11.76%	1.91%	1.30%
Total risk assets to total assets	2.23%	1.86%	7.88%	1.22%	0.96%
Allowance for loan losses to total loans	3.12%	3.29%	4.53%	1.66%	1.26%
Allowance for loan losses to nonperforming loans	108.36%	129.11%	52.23%	115.28%	259.36%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	82.75%	110.13%	39.17%	106.26%	259.36%

A further breakdown of impaired loans at December 31, 2013 and 2012 is as follows:

	2013			2012
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$4,362	200	$4,562	$2,417	$0	$2,417
Non-owner occupied	2,849	4,268	7,117	1,481	1,981	3,462
Multi-family	322	0	322	19	0	19
Non-owner occupied residential	4,493	0	4,493	5,164	204	5,368
Acquisition and development
1-4 family residential construction	0	0	0	909	0	909
Commercial and land development	2,106	1,071	3,177	3,809	0	3,809
Commercial and industrial	2,001	0	2,001	1,696	122	1,818
Residential mortgage:
First lien	2,926	449	3,375	1,833	749	2,582
Home equity – term	107	0	107	57	0	57
Home equity – lines of credit	181	0	181	556	36	592
Installment and other loans	0	0	0	2	0	2

	$19,347	$5,988	$25,335	$17,943	$3,092	$21,035

In the second quarter of 2011, the Company began to experience deterioration in asset quality as a result of the continued softness in economic conditions and collateral values. Subsequent to the highs levels of nonperforming assets and restructured loans recorded in 2011, the Company continued to actively identify and monitor nonperforming assets and other risk assets, and has acted aggressively to address the credit quality issues. Risk assets, defined as nonaccrual loans, restructured and loans past due 90 days or more and still accruing, and real estate owned, declined from the high of $113,779,000 at December 31, 2011, to significantly lower levels at December 31, 2012 and 2013. One strategy employed by the Company in 2012 to reduce its level of non-performing loans included two bulk sales of distressed assets. The bulk sales allowed the Company to sell nearly 240 loans with an aggregate carrying balance of $73,820,000 to third parties, which netted the Company $51,753,000 in cash proceeds. The difference between the carrying balance of the loans sold and the cash received, or $22,067,000, was recorded as a charge to the allowance for loan losses.

Risk assets at December 31, 2013 totaled $26,322,000, a 14.9% increase from December 31, 2012’s balance of $22,911,000. The risk element that showed the greatest percentage increase was restructured loans still accruing, which totaled $5,988,000 at December 31, 2013, a $2,896,000, or 93.7% increase from December 31, 2012. The increase was primarily the result of one relationship in which the borrower was experiencing reduced cash flows, and the Company has been working with the borrower during this period.

The allowance for loan losses totaled $20,965,000 at December 31, 2013, a $2,201,000 decrease from $23,166,000 at December 31, 2012, principally due to a negative provision for loan losses of $3,150,000 recorded in 2013, partially offset by net recoveries of $949,000 for the year. Despite the negative provision for loan losses recorded during 2013, the allowance for loan losses to total loans ratio was 3.12% at December 31, 2013, and the allowance for loan losses coverage ratio of nonaccrual loans and restructured loans remained strong at 82.8%. A priority of the Company is to continue to work through its nonaccrual loans and other risk elements, in an attempt to reduce the levels of these underperforming assets, and to the extent possible, recover amounts previously charged-off. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may continue to experience additional impaired loans.

For the year ended December 31, 2013, recoveries of $6,676,000 have been credited to the allowance for loan losses, with recoveries on two large relationships contributing $5,639,000 of the total. These recoveries on previously charged off relationships are the result of successful loan monitoring and workout solutions. Although recoveries are difficult to predict, additional recoveries that the Company receives will be used to replenish the allowance for loan losses. Future negative provisions could result if it is determined that the reserve is adequate at the time of recovery.

As of December 31, 2013, the Company had 68 lending relationships that had loans that were considered impaired, and were included in the impaired loan balance of $25,335,000. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at December 31, 2013.

(Dollars in thousands)	# of Loans	Recorded Investment	Partial Charge-offs to Date	Specific Reserves at December 31, 2013
Relationships greater than $1,000,000	6	$13,014	$543	$0
Relationships greater than $500,000 but less than $1,000,000	6	3,664	120	0
Relationships greater than $250,000 but less than $500,000	11	4,083	913	455
Relationships less than $250,000	45	4,574	1,050	158

	68	$25,335	$2,626	$613

The Company takes partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.

Of the relationships deemed to be impaired, six have outstanding book balances in excess of $1,000,000, totaling $13,014,000, or 51% of the total impaired loan balance. Forty-five of the relationships, or two-thirds of the total number of impaired relationships, have recorded balances less than $250,000. A summary of the impaired relationships in excess of $1,000,000 are discussed below.

In 2013, the Company classified a relationship with a borrower in the food service and entertainment industry as impaired, based on the restructuring negotiations with the borrower. Management expects the notes to continue to perform under the restructured terms and considers the loan adequately supported by the collateral securing the note, allowing for the note to remain on accrual status. This relationship, with a balance of nearly $3,600,000, represents the Company’s largest impaired relationship at December 31, 2013, and is classified as impaired, as by definition, troubled debt restructurings are impaired. After evaluation of the relationship in accordance with impairment guidance, it was determined no reserve was required.

A second relationship with a book balance of approximately $2,600,000 is in nonaccrual status at December 31, 2013. The impaired relationship consists of several notes secured by multi-family rental properties and food services establishments. The borrower began to experience financial difficulties due to increased competition in the market area. After evaluation, the Company charged off loans that it deemed not to be collectible, and as of December 31, 2013, there were no specific reserves or partial charge-offs on the remaining loans. In the first quarter of 2014, approximately $1,900,000 of the relationship was paid off, with no additional charge-offs recorded.

An additional relationship that the Company has determined to be impaired at December 31, 2013 is with a real estate developer who also actively leases residential properties. This relationship consists of separate loans with total outstanding book balances of $2,150,000, secured by different parcels of land or residential structures.

Recent appraisals on the collateral securing the outstanding loans resulted in the relationship being placed in nonaccrual status, as the softening of real estate prices and rental prices, and the lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. To date, partial charge-offs or specific reserves of approximately 24.0% of the outstanding loan balances have been taken. The Company is actively working with the borrower to reduce its outstanding loan balances, which has resulted in a reduction of the loan balances of over $940,000 during 2013.

Another relationship that includes impaired loans and had a balance of approximately $1,941,000 is with a borrower that purchased a large parcel of land in the Company’s market area. The loan is current with respect to the interest only payment requirements. Because there have been no sales to date, and several extension requests, the loan was placed in nonaccrual status. Due to the guarantee of this debt by several development authorities, combined with a strong loan to value ratio, no partial charge-offs or specific reserves have been established on this loan as of December 31, 2013. This loan was paid off in the first quarter of 2014, and all amounts contractually due were received by the Company.

In the fourth quarter of 2013, the Company moved a note to a commercial lessor with an outstanding balance of approximately $1,450,000 to nonaccrual status. This decision was made, despite the loan being current as to both principal and interest, as a result of declining cash flows of the Company, and the potential for further reduction in cash available to service debt in the near future. The Company believes it is well secured on this loan, and does not feel a loss will be incurred on it.

The last impaired relationship with a balance in excess of $1,000,000 at December 31, 2013, which is with a wholesaler that supplied inventory to the commercial construction industry, has a remaining balance of nearly $1,350,000 at December 31, 2013, and consists of one remaining loan and piece of collateral on a residence. This balance represents a substantial reduction from December 31, 2012, when the total exposure was $3,150,000. During 2013, the Company received payments of nearly $1,340,000, and charged-off an additional $450,000 of the aggregate loan balance. After liquidation of collateral in accordance with bankruptcy proceedings, the remaining balance at December 31, 2013 is adequately secured by the real estate, and it was determined no reserves were required on the balance. In the first quarter of 2014, the Company foreclosed on the property securing the loan and took title to the property.

The Company has approximately 62 additional relationships with borrowers that include loans that are individually evaluated for impairment, and has taken a similar approach to those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination properly included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of December 31, 2013. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

The Company’s foreclosed real estate balance of $987,000 consists of six properties owned by the Company, five of which were commercial properties and totaled $904,000, and one residential property that totaled $83,000. The largest commercial property is a commercial land parcel with a carrying value of $276,000. A second commercial property with a carrying value of $262,000 was land originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. The remaining properties have carrying values less than $210,000 and are also carried at the lower of cost or fair value, less costs to dispose.

As of December 31, 2013, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements for a description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve, which information is incorporated herein by reference.

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

The Bank has a loan review policy and program which is designed to mitigate risk in the lending function. The ERM Committee, comprised of executive officers and loan department personnel, is charged with oversight of the overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

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

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2013
Commercial real estate:
Owner-occupied	$92,063	$3,305	$11,360	$4,107	$455	$111,290
Non-owner occupied	107,113	6,904	14,819	7,117	0	135,953
Multi-family	20,091	2,132	337	322	0	22,882
Non-owner occupied residential	42,007	4,982	3,790	4,493	0	55,272
Acquisition and development:
1-4 family residential construction	3,292	0	46	0	0	3,338
Commercial and land development	14,118	1,433	712	3,177	0	19,440
Commercial and industrial	28,933	2,129	383	1,878	123	33,446
Municipal	60,996	0	0	0	0	60,996
Residential mortgage:
First lien	121,353	0	0	3,327	48	124,728
Home equity – term	20,024	0	0	94	13	20,131
Home equity – Lines of credit	77,187	0	9	181	0	77,377
Installment and other loans	6,184	0	0	0	0	6,184

	$593,361	$20,885	$31,456	$24,696	$639	$671,037

December 31, 2012
Commercial real estate:
Owner-occupied	$121,333	$11,917	$8,623	$2,229	$188	$144,290
Non-owner occupied	95,876	7,351	14,241	3,462	0	120,930
Multi-family	17,205	3,936	585	19	0	21,745
Non-owner occupied residential	45,468	12,199	3,346	5,368	0	66,381
Acquisition and development:
1-4 family residential construction	1,608	333	0	198	711	2,850
Commercial and land development	14,793	8,937	2,836	3,208	601	30,375
Commercial and industrial	33,380	3,713	429	566	1,252	39,340
Municipal	68,018	0	0	0	0	68,018
Residential mortgage:
First lien	101,390	3,026	1,604	2,581	0	108,601
Home equity – term	14,403	52	235	57	0	14,747
Home equity – Lines of credit	76,418	1,073	1,365	592	0	79,448
Installment and other loans	6,998	11	3	2	0	7,014

	$596,890	$52,548	$33,267	$18,282	$2,752	$703,739

Potential problem loans are defined as performing loans, which have characteristics that cause management to have concerns as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Generally, management feels that “Substandard” loans that are currently performing and not considered impaired, result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the “Special Mention” classification is intended to be a temporary classification, and is reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. “Special Mention” loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified rating. These loans require follow-up by lenders on the information that may cause the potential weakness, and once resolved, the loan classification may be downgraded to “Substandard,” or alternatively, could be upgraded to “Pass.”

The following summarizes the average recorded investment in impaired loans and related interest income recognized, on loans deemed impaired on a cash basis, and interest income earned but not recognized for the years ended December 31, 2013, 2012, and 2011:

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2013
Commercial real estate:
Owner-occupied	$3,528	$147	$192
Non-owner occupied	4,307	145	44
Multi-family	135	16	6
Non-owner occupied residential	4,799	77	180
Acquisition and development:
1-4 family residential construction	481	0	0
Commercial and land development	3,009	49	127
Commercial and industrial	1,780	45	46
Residential mortgage:
First lien	2,697	140	103
Home equity – term	59	8	2
Home equity – lines of credit	305	6	2
Installment and other loans	1	0	0

	$21,101	$633	$702

December 31, 2012
Commercial real estate:
Owner-occupied	$8,374	$20	$131
Non-owner occupied	14,372	69	260
Multi-family	3,940	0	10
Non-owner occupied residential	20,284	61	288
Acquisition and development:
1-4 family residential construction	1,542	26	16
Commercial and land development	12,652	252	168
Commercial and industrial	2,691	43	55
Residential mortgage:
First lien	2,700	61	73
Home equity – term	156	2	4
Home equity – lines of credit	467	15	5
Installment and other loans	8	0	0

	$67,186	$549	$1,010

December 31, 2011
Commercial real estate:
Owner-occupied	$4,530	$369	$187
Non-owner occupied	6,820	702	297
Multi-family	2,080	125	103
Non-owner occupied residential	22,820	1,559	267
Acquisition and development:
1-4 family residential construction	489	102	1
Commercial and land development	7,456	617	375
Commercial and industrial	5,355	75	82
Residential mortgage:
First lien	639	19	15
Home equity – term	685	69	1

	$50,874	$3,637	$1,328

The following summarizes the average recorded investment in impaired loans and related interest income recognized for the periods indicated for the years ending December 31:

(Dollars in thousands)	2010	2009
Average investment in impaired loans	$26,066	$10,748
Interest income recognized on a cash basis on impaired loans	82	188
Interest income earned but not recognized on impaired loans	458	239

Activity in the allowance for loan losses for the years ended December 31, 2013, 2012, 2011 and 2010 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	4,109	(6,087)	(3,478)	21	(5,435)	1,845	99	1,944	341	(3,150)
Charge-offs	(4,767)	(193)	(132)	0	(5,092)	(491)	(144)	(635)	0	(5,727)
Recoveries	154	3,448	2,839	0	6,441	151	84	235	0	6,676

Balance, end of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

December 31, 2012
Balance, beginning of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	34,681	9,408	1,879	(566)	45,402	2,602	135	2,737	161	48,300
Charge-offs	(53,492)	(17,721)	(1,624)	0	(72,837)	(1,279)	(143)	(1,422)	0	(74,259)
Recoveries	2,971	2,107	295	0	5,373	19	18	37	0	5,410

Balance, end of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166

December 31, 2011
Balance, beginning of period	$7,875	$1,766	$3,870	$374	$13,885	$1,864	$106	$1,970	$165	$16,020
Provision for loan losses	31,407	18,557	7,037	415	57,416	(254)	12	(242)	1,401	58,575
Charge-offs	(9,748)	(10,615)	(9,827)	0	(30,190)	(680)	(62)	(742)	0	(30,932)
Recoveries	25	0	5	0	30	3	19	22	0	52

Balance, end of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715

December 31, 2010
Balance, beginning of period	$4,328	$2,703	$507	$749	$8,287	$1,422	$96	$1,518	$1,262	$11,067
Provision for loan losses	5,857	281	3,332	(207)	9,263	718	41	759	(1,097)	8,925
Charge-offs	(2,312)	(1,218)	(32)	(168)	(3,730)	(283)	(54)	(337)	0	(4,067)
Recoveries	2	0	63	0	65	7	23	30	0	95

Balance, end of period	$7,875	$1,766	$3,870	$374	$13,885	$1,864	$106	$1,970	$165	$16,020

A summary of the activity in the allowance for loan losses, for the years ended before December 31, 2010 based on prior presentation, is as follows:

(Dollars in thousands)	2009
Balance, beginning of year	$7,140

Loans charged off:
Commercial, financial and agricultural	470
Real estate – Commercial	0
Real estate – Mortgage	416
Consumer	72

Total loans charged off	958

Recoveries of loans previously charged off:
Commercial, financial and agricultural	2
Real estate – Commercial	1
Real estate – Mortgage	6
Consumer	11

Total recoveries	20

Provision for loan losses	4,865

Balance, end of year	$11,067

A summary of relevant asset quality ratios for the five years ended December 31, 2013 is as follows:

	2013	2012	2011	2010	2009
Ratio of net charge-offs to average loans outstanding	(0.14)%	8.01%	3.11%	0.44%	0.11%
Provision for loan losses to net charge-offs (recoveries)	331.93%	70.15%	189.69%	224.70%	518.66%
Ratio of reserve to gross loans outstanding at December 31	3.12%	3.29%	4.53%	1.66%	1.26%

Due to the trends in the national and local economies, as well as declines in real estate values in the Company’s market area, the allowance for loan losses continued to grow for the period from 2009 through 2011, consistent with the increase in the ratio of net charge-offs to average loans outstanding. As the Company worked through its risk assets, including the two loan sales in 2012, the allowance for loan losses decreased from $43,715,000 at December 31, 2011 to $23,166,000 at December 31, 2012. During 2013, the Company continued to focus on working through its risk assets, and based on favorable trends in charge-offs, it was able to further reduce the allowance for loan losses to $20,965,000 at December 31, 2013. During 2013, the Company experienced net recoveries of $949,000 compared to net charge-offs of $68,849,000 for the year ended December 31, 2012, with the majority of the 2012 charge-offs occurring in the commercial real estate and commercial and land development loan portfolios. The significantly different net-charge off (recoveries) between periods results in similar variances in the ratios presented.

The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $3,150,000 for the year ended December 31, 2013, compared to expense of $48,300,000 for the year ended December 31, 2012. During 2013, the Company received payments on classified loans with partial charge-offs previously recorded. As payments received during the periods exceeded the carrying value of these loans, the excess was included in recoveries of amounts previously charged-off. In connection with the quarterly evaluation of the adequacy of the allowance for loan losses, it was determined that large recoveries specific to loans in one customer relationship were not needed to replenish the reserve, and were taken into income during 2013 through a negative provision for loan losses. The provision for loan losses for the years ended December 31, 2012 and 2011 of $48,300,000 and $58,575,000 reflect the levels needed to address the credit deterioration that took place in the loan portfolio during these periods.

See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The allocation of the allowance for loan losses, as well as the percent of each loan type in relation to the total loan balance, is as follows:

	2013		2012		2011		2010		2009
	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$3,583	17%	$2,504	21%	$3,063	21%	$1,852	18%	$1,660	18%
Non-owner occupied	6,024	20%	5,022	17%	8,579	14%	3,034	15%	932	14%
Multi-family	1,699	3%	2,944	3%	2,222	3%	438	3%	15	3%
Non-owner occupied residential	1,909	8%	3,249	9%	15,695	15%	2,551	16%	1,721	17%
Acquisition and development:
1-4 family residential construction	196	0%	198	0%	1,404	1%	314	3%	364	2%
Commercial and land development	474	3%	3,304	4%	8,304	8%	1,453	9%	2,339	10%
Commercial and industrial	864	5%	1,635	6%	1,085	8%	3,870	8%	507	8%
Municipal	244	9%	223	10%	789	6%	374	4%	749	3%
Residential mortgage:
First lien	1,682	19%	957	16%	317	11%	1,033	12%	825	11%
Home equity - term	465	3%	252	2%	335	4%	345	4%	146	6%
Home equity - Lines of credit	1,633	12%	1,066	11%	281	8%	485	7%	451	7%
Installment and other loans	124	1%	85	1%	75	1%	106	1%	96	1%
Unallocated	2,068		1,727		1,566		165		1,262

	$20,965	100%	$23,166	100%	$43,715	100%	$16,020	100%	$11,067	100%

The following table summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at December 31.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2013
Loans allocated by:
Individually evaluated for impairment	$16,494	$3,177	$2,001	$0	$21,672	$3,663	$0	$3,663	$0	$25,335
Collectively evaluated for impairment	308,903	19,601	31,445	60,996	420,945	218,573	6,184	224,757	0	645,702

	$325,397	$22,778	$33,446	$60,996	$442,617	$222,236	$6,184	$228,420	$0	$671,037

Allowance for loan losses allocated by:
Individually evaluated for impairment	$552	$0	$0	$0	$552	$61	$0	$61	$0	$613
Collectively evaluated for impairment	12,663	670	864	244	14,441	3,719	124	3,843	2,068	20,352

	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

December 31, 2012
Loans allocated by:
Individually evaluated for impairment	$11,266	$4,718	$1,818	$0	$17,802	$3,230	$2	$3,232	$0	$21,034
Collectively evaluated for impairment	342,080	28,507	37,522	68,018	476,127	199,566	7,012	206,578	0	682,705

	$353,346	$33,225	$39,340	$68,018	$493,929	$202,796	$7,014	$209,810	$0	$703,739

Allowance for loan losses allocated by:
Individually evaluated for impairment	$375	$9	$928	$0	$1,312	$0	$0	$0	$0	$1,312
Collectively evaluated for impairment	13,344	3,493	707	223	17,767	2,275	85	2,360	1,727	21,854

	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at December 31 in the respective years. In addition to the reserve allocations on impaired loans noted above, approximately 19 loans, with outstanding general ledger principal balances of $5,342,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $2,626,000. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology outlined in “Note 4 – Loans Receivable and Allowance for Loan Losses” included in the Notes to the Consolidated Financial Statements. Management re-evaluates and makes certain enhancements to its methodology used to establish a reserve to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan segments. Management believes these enhancements to the allowance for loan losses methodology improve the accuracy of quantifying losses presently inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.

The largest component of the reserve for the years presented has been allocated to the commercial real estate segment, and in particular the non-owner occupied loan classes. The higher allocations in these loans classes as compared to the other loan classes is consistent with the inherent risk associated with the loans, as well as generally higher levels of impaired and criticized loans for the periods presented.

The acquisition and development loan segment’s allowance for loan losses has decreased from $3,502,000 at December 31, 2012 to $670,000 at December 31, 2013. The factors contributing to this decline are a 39% reduction in criticized assets, a 31% reduction in loan balances, as well as net recoveries during the year of $3,255,000 which positively impacted quantitative and qualitative loss factors.

The reserve allocation on the residential mortgage portfolio segment, in total, has increased from $2,275,000 at December 31, 2012 to $3,780,000 at December 31, 2013. This increase is consistent with generally higher outstanding loan balances of impaired loans in the first lien and home equity categories. In addition, some softening in the residential real estate market has led to increased qualitative reserves established on this portfolio.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has increased in 2013 from $1,727,000 at December 31, 2012 to $2,068,000 at December 31, 2013 and represents 9.9% of the entire allowance for loan losses balance at December 31, 2013, compared to 7.5% at December 31, 2012.

While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposit Products

On an average daily basis, total deposits were $1,034,879,000 in 2013, a decrease of 10.7%, or $123,538,000, from 2012. In 2012, the average daily balance decreased 7.0% compared to 2011. Despite a decline in total deposits, the Company experienced growth in its non-interest bearing demand and savings deposit core funding sources. Interest bearing demand deposit account balances, which averaged $484,114,000 for the year ended December 31, 2013, represents a 5.4% decline from the average balance of $511,800,000 in 2012. Declines were noted in certain legacy account product offerings, which the Company has begun to migrate to other offerings, and we have lost some rate and fee sensitive customers. As the Company’s liquidity is relatively strong, we have not matched competitor rates in certain product offerings, which has led to some lost customers.

Average time deposits were $352,905,000 in 2013, a decrease of 22.5%, or $102,602,000, compared to the average balance of $455,507,000 in 2012. This follows a 20.7% reduction in average time deposits that took place in 2012, from the $574,079,000 average balance in 2011. The steady decline in average time deposit balances reflects different growth strategies in each of the years presented. In the first half of 2011, the Company was growing its loan and asset balances, and was able to grow its time deposits, which funded asset growth. In the latter half of 2011 and in 2012, the Company’s growth strategy changed as it experienced significant credit losses. As the Company began to re-engineer its loan origination and credit administration processes and procedures to better manage credit risk, loan growth slowed significantly which allowed the Company to enhance its procedures and maintain its capital ratios. This change in strategy in the latter half of 2011 that continued throughout 2012 reduced the need for time deposits. In addition, the Company has slowed its brokered deposit offerings as well. The average balance of brokered time deposits decreased from $88,317,000 for the year ended 2012 to $62,713,000 in 2013, which is included in time deposits above.

Management continually evaluates its utilization of brokered deposits, and considers the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that as loan growth increases, it will be able to obtain deposit funding through offering competitive rates.

The average amounts of deposits are summarized below for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Demand deposits	$119,146	$116,930	$113,157
Interest bearing demand deposits	484,114	511,800	486,793
Savings deposits	78,714	74,180	71,059
Time deposits	352,905	455,507	574,079

Total deposits	$1,034,879	$1,158,417	$1,245,088

The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2013.

(Dollars in thousands)	Total
Three months or less	$43,486
Over three months through six months	26,485
Over six months through one year	26,272
Over one year	38,329

Total	$134,572

Short Term Borrowings

In addition to deposit products, the Company also uses short term borrowings as a funding source. A component of short-term borrowings include securities sold under agreements to repurchase with deposit customers, in which the customer sweeps a portion of its deposit balance into a Repurchase Agreement, which is a secured borrowing as a pool of securities are pledged against the balances.

Information concerning securities sold under agreements to repurchase as of and for the years ended December 31 is as follows:

(Dollars in thousands)	2013	2012	2011
Balance at year end	$9,032	$9,650	$15,013
Average balance during the year	13,772	19,072	60,737
Average interest rate during the year	0.20%	0.38%	0.52%
Maximum month-end balance during the year	19,105	33,752	98,906
Securities underlying the agreements at year-end:
Carrying value	52,936	72,081	76,006
Estimated fair value	52,024	72,717	77,485

Additional short-term borrowing sources include borrowings from the Federal Home Loan Bank of Pittsburgh, federal funds purchased, and to a lesser extent, the FRB discount window.

Information concerning the use of these other short term borrowings as of and for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2013	2012	2011
Balance at year end	$50,000	$0	$20,000
Average balance during the year	10,540	11,509	2,534
Average interest rate during the year	0.31%	0.40%	0.24%
Maximum month-end balance during the year	50,000	20,000	20,000

In 2013, the Company used short-term borrowings to meet the Company’s liquidity needs, and allowed for the temporary funding of maturing brokered deposits and other long-term debt as the Company tries to actively market its deposit products and grow its core funding sources.

Long-Term Debt

The Company also utilizes long term debt, consisting principally of Federal Home Loan Bank fixed and amortizing advances to fund its balance sheet. As of December 31, 2013, long-term debt totaled $16,077,000 which was $21,393,000 less than 2012’s year-end balance of $37,470,000. The net decrease in long term debt was the result of pay downs during the year with no additional advances. During the year, the Company’s reliance on long-term debt diminished as the decline in long-term commercial loans reduced the Company’s need for longer-term funding. The Company will continue to evaluate its funding needs and interest rate movements in its evaluation as to the timing and extent of when it enters into long-term borrowings.

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

Total shareholders’ equity increased $3,745,000 from $87,694,000 at December 31, 2012 to $91,439,000 at December 31, 2013. The primary reason for the net increase in shareholders’ equity was the $10,004,000 net income recorded for the year ended December 31, 2013, partially offset by unrealized losses on securities available for sale, net of tax of $6,641,000.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.

Capital Adequacy. In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that are dependent on future taxable income greater than one year from the reporting date. As of December 31, 2013, the Company has provided a full valuation allowance on its deferred tax asset, which reduced the deferred tax asset, excluding other comprehensive income items, to zero.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceeds 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of December 31, 2013 and 2012, $12,598,000 and $13,820,000 of the allowance for credit losses was excluded from Tier 2 capital. The lower disallowed amount in 2013 was the result of the lower balance in the allowance for loan losses.

The Company and the Bank have been able to increase their capital ratios from December 31, 2012 levels due to net income earned during the year ended December 31, 2013, combined with a decrease in its risk weighted assets due to a shift in asset composition, and a reduction in off-balance sheet exposures and related credit equivalent factors.

In March 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank and the Bank entered into a Consent Order with the PDB. In accordance therewith, the Bank has filed a confidential Capital Plan with each of those banking regulators.

Regulatory Capital. As of December 31, 2013, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of December 31, 2013 and 2012 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$104,637	15.0%	$55,926	8.0%	n/a	n/a
Orrstown Bank	102,806	14.7%	55,893	8.0%	$69,866	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	95,741	13.7%	27,963	4.0%	n/a	n/a
Orrstown Bank	93,915	13.4%	27,947	4.0%	41,920	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	95,741	8.1%	47,058	4.0%	n/a	n/a
Orrstown Bank	93,915	8.0%	47,077	4.0%	58,846	5.0%
December 31, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$94,928	12.2%	$62,438	8.0%	n/a	n/a
Orrstown Bank	92,466	11.9%	62,418	8.0%	$78,023	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	84,999	10.9%	31,219	4.0%	n/a	n/a
Orrstown Bank	82,540	10.6%	31,209	4.0%	46,814	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	84,999	6.8%	49,840	4.0%	n/a	n/a
Orrstown Bank	82,540	6.6%	49,873	4.0%	62,341	5.0%

As noted above, the Bank’s capital ratios exceed the regulatory minimums to be considered well capitalized under applicable banking regulations. The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs.

On January 8, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC, covering up to an aggregate of $80,000,000, through the sale of common stock, preferred stock, and warrants. To date, the Company has not issued any securities under this shelf registration statement.

In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve Bank. Due to the regulatory restrictions included in the Written Agreement and the Consent Order with the respective regulators, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval. Accordingly, there can be no assurance that we will be permitted to pay a cash dividend or conduct any stock repurchases in the near future.

Additional relevant financial information pertaining to shareholders’ equity for the years ended December 31 is as follows:

(Dollars in thousands)	2013	2012	2011
Average shareholders’ equity	$88,547	$109,184	$157,200
Net income (loss)	10,004	(38,454)	(31,964)
Cash dividends paid	0	0	5,521
Equity to asset ratio	7.76%	7.11%	8.87%
Dividend payout ratio	0.00%	0.00%	(17.34)%
Return on average equity	11.30%	(35.22)%	(20.33)%

In July 2013, the Company and Bank’s primary federal regulator, the FRB, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations, including community banks, which also incorporate provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and Bank, compared to existing U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios, addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the current risk-weighting approach. The Basel III Capital Rules are effective for the Company and Bank on January 1, 2015 (subject to a phase-in period).

Management is currently evaluating the impact that the Basel III Capital Rules, on a fully phased-in basis, will have on our capital levels. Management anticipates that it will be in compliance with the phased in rules.

For further discussion, see “Basel III Capital Rules” under Item 1 – Business, in Part I of this Annual Report on Form 10-K.

Liquidity and Rate Sensitivity

Liquidity. The primary function of asset/liability management is to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

At December 31, 2013, we had $143,767,000 in loan commitments outstanding, which included $5,618,000 in undisbursed loans, $86,253,000 in unused home equity lines of credit and $45,629,000 in commercial lines of credit, and $6,267,000 in standby letters of credit. Certificates of deposit due within one year of December 31, 2013 totaled $219,101,000, or 69% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $37,560,000, which decreased from $150,688,000 at December 31, 2012. The lower levels of cash and cash equivalents is due to the Company investing these funds in securities available for sale in order to earn a higher rate of interest than that earned on short-term investments. Securities classified as available-for-sale, net of pledging requirements, which provide additional sources of liquidity, totaled $165,032,000 at December 31, 2013. In addition, at December 31, 2013, we had the ability to borrow a total of approximately $330,351,000 from the Federal Home Loan Bank of Pittsburgh (FHLB), of which we had $66,077,000 in advances and $1,680,000 in letters of credit outstanding at December 31, 2013. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, generally consisting of mortgage loans. In addition, the Company has $30,000,000 in two available unsecured lines of credit with its correspondent banks.

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

Interest Rate Sensitivity. Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Management, through its asset/liability management process, attempts to manage the level of repricing and maturity mismatch so that fluctuations in net interest income is maintained within policy limits in current and expected market conditions.

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

Contractual Obligations

The Company enters into contractual obligations in its normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date as of December 31, 2013. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements, under Item 8.

		Payments Due
(Dollars in thousands)	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Time deposits	11	$219,101	$83,746	$6,540	$8,529	$317,916
Short-term borrowings	12	59,032	0	0	0	59,032
Long-term debt	13	11,265	649	713	3,450	16,077
Operating lease obligations	6	383	609	291	183	1,466

Total		$289,781	$85,004	$7,544	$12,162	$394,491

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

A schedule of significant commitments at December 31, 2013 is as follows:

(Dollars in thousands)	Contract or Notional Amount
Commitments to fund:
Revolving, open ended home equity loans	$86,253
1-4 family residential construction loans	2,657
Commercial real estate, construction and land development loans	2,961
Commercial, industrial and other loans	45,629
Standby letters of credit	6,267

Please see Note 17 – “Financial Instruments with Off-Balance Sheet Risk” in the Notes to the Consolidated Financial Statements for a discussion of the nature, business purpose, and guarantees that result from the Company’s off-balance sheet arrangements.

New Financial Accounting Standards

Note 1 to the consolidated financial statements under Item 8 discusses the expected impact on the Company’s financial condition or results of operations for recently issued or proposed accounting standards that have not been adopted as of December 31, 2013. To the extent we anticipate significant impact to the Company’s financial condition or results of operations appropriate discussion is included in the disclosure.

Caution About Forward Looking Statements

This report contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as “anticipated,” “believe,” “expect,” “intend,” “seek,” “plan,” “objective,” “trend,” and “goal.” Forward-looking statements are subject to various assumptions, risks, and uncertainties, which change over time, and speak only as of the date they are made.

In addition to factors mentioned elsewhere in this Annual Report on Form 10-K or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.orrstown.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	We are subject to restrictions and conditions of formal agreements issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with these formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties.

•	We may not be able to pay any cash dividends or conduct any stock repurchases for the foreseeable future.

•	We are a holding company dependent for liquidity on payments from the Bank, our sole subsidiary, which are subject to restrictions.

•	We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect us.

•	Difficult economic and market conditions have adversely affected our industry and may continue to materially and adversely affect us.

•	Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our financial condition, results of operations, liquidity and stock price.

•	The repeal of federal prohibitions on the payment of interest on demand deposits could increase our interest expense and reduce our net interest margin.

•	Changes in interest rates could adversely impact our financial condition and results of operations.

•	Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

•	Because our business is concentrated in South Central Pennsylvania and Washington County, Maryland, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.

•	Our commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.

•	Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio.

•	We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations. Also, changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

•	Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and liquidity.

•	Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

•	If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

•	The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

•	We may be adversely affected by technological advances.

•	The soundness of other financial institutions could adversely affect us.

•	We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary.

•	An interruption or breach in security with respect to our information system, or our outsourced service providers, could adversely impact our reputation and have an adverse impact on our financial condition or results of operations.

•	Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.

•	We may not be able to attract and retain skilled people.

•	The market price of our common stock has been subject to extreme volatility.

•	Other risks and uncertainties.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, including the Company, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Management, through its asset/liability management process, attempts to manage the level of repricing and maturity mismatch so that fluctuations in net interest income is maintained within policy limits in current and expected market conditions. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates. Rate spreads will be sacrificed at times in order to enable the sensitivity position to stay within the guidelines called for by asset/liability management policy. Investment and pricing decisions are made using both liquidity and sensitivity analyses as tools. Interest-earning assets are substantially made up of loans and securities. Loans are priced by management with current market rates as guidelines while achieving a positive interest rate spread and limiting credit risk. A significant part of the loan portfolio is made up of variable rate loans and loans that will become variable after a fixed term and will reprice as market rates move. Securities are purchased using liquidity and projected cash flows as guidelines. The deposit base is a mix of transaction accounts and time deposits. Many of the interest bearing transaction accounts have discretionary pricing and in market conditions where normal levels of interest rates prevail, the Company has historically had greater flexibility for deposit side price adjustments. In the current period of extraordinarily low interest rates, the Company’s flexibility in pricing interest bearing transaction accounts has been greatly diminished. Time deposits have set maturities as do short term and long term borrowings. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation.

The schedule that follows reflects the degree to which the Company can adjust its various portfolios to meet interest rate changes. Additionally, the Bank is a Federal Home Loan Bank (“FHLB”) member, and standard credit arrangements available to FHLB members provide increased liquidity. The following outlines the Company’s rate sensitivity at December 31, 2013, and cumulative gap positions and ratios.

	Interest Sensitivity Period
(Dollars in thousands)	Within 3 Months	After 3 Within 6 Months	After 6 Within 12 Months	After 1 Year	Total
Rate Sensitive Assets (RSA)
Loans	$247,212	$33,629	$65,870	$326,266	$672,977
Investment securities	142,909	12,002	20,304	241,895	417,110
Other earning assets	24,315	0	0	0	24,315

Total RSA	414,436	45,631	86,174	568,161	1,114,402

Rate Sensitive Liabilities (RSL)
Interest bearing deposits	395,230	49,314	88,186	351,289	884,019
Short term borrowings	59,032	0	0	0	59,032
Long-term debt	359	10,363	543	4,812	16,077

Total RSL	454,621	59,677	88,729	356,101	959,128

Rate Sensitive GAP
Period	(40,185)	(14,046)	(2,555)	212,060	155,274
Cumulative	(40,185)	(54,231)	(56,786)	155,274
GAP as a Percent of Total Assets
Period	-3.41%	-1.19%	-0.22%	18.00%
Cumulative	-3.41%	-4.60%	-4.82%	13.18%
RSA/RSL cumulative	0.91	0.89	0.91	1.16

The following gap summary demonstrates the shift in risk sensitive assets to risk sensitive liabilities (RSA/RSL) cumulative position since December 31, 2012:

	Within 6 Months	Within 12 Months	Within 24 Months	Within 36 Months
December 31, 2013	0.89	0.91	1.00	1.11
September 30, 2013	0.84	0.86	0.92	1.05
June 30, 2013	0.79	0.86	0.92	1.06
March 31, 2013	0.84	0.92	0.95	1.09
December 31, 2012	0.99	0.94	1.02	1.09

At December 31, 2013, the twelve month cumulative gap was a negative $56,786,000 and the RSA/ RSL cumulative ratio was 0.91 which has decreased slightly from a position of 0.94 at December 31, 2012.

With its return to profitability and the recent increase in market interest rates, the Company invested its excess liquidity to improve its return on investments in the fourth quarter of 2013. The majority of the loan portfolio is tied to prime, and the use of three to seven year rate locks on some of its new loans help maintain the yield on assets in a falling rate environment.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMARY OF QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended December 31, are as follows:

	2013 Quarter Ended				2012 Quarter Ended
(Dollars in thousands, except per share data)	December	September	June	March	December	September	June	March
Interest income	$9,643	$8,982	$8,989	$9,484	$9,987	$10,731	$11,629	$13,089
Interest expense	(1,130)	(1,216)	(1,288)	(1,377)	(1,516)	(1,702)	(2,083)	(2,247)

Net interest income	8,513	7,766	7,701	8,107	8,471	9,029	9,546	10,842
Provision for loan losses	1,750	0	1,400	0	(1,000)	(5,100)	(23,000)	(19,200)

Net interest income after provision for loan losses	10,263	7,766	9,101	8,107	7,471	3,929	(13,454)	(8,358)
Securities gains (losses)	53	157	0	122	0	(2)	2,595	2,231
Noninterest income	4,060	4,442	4,664	4,310	5,164	4,882	4,432	3,960
Noninterest expenses	(11,434)	(10,537)	(10,327)	(10,949)	(10,600)	(11,133)	(10,733)	(10,883)

Income (loss) before income taxes	2,942	1,828	3,438	1,590	2,035	(2,324)	(17,160)	(13,050)
Applicable (income taxes) benefit	(15)	281	(30)	(30)	(1,005)	(19,028)	7,246	4,832

Net income (loss)	$2,927	$2,109	$3,408	$1,560	$1,030	$(21,352)	$(9,914)	$(8,218)

Per Common Share Data
Net income (loss)	$0.36	$0.26	$0.42	$0.19	$0.13	$(2.65)	$(1.23)	$(1.02)
Diluted net income (loss)	0.36	0.26	0.42	0.19	0.13	(2.65)	(1.23)	(1.02)
Dividends	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, using the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2013, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (1992).

The independent registered public accounting firm, Smith Elliott Kearns & Company, LLC, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2013. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/s/ Thomas R. Quinn, Jr.	/s/ David P. Boyle
Thomas R. Quinn, Jr.	David P. Boyle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Orrstown Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiary (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We have also audited Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania

March 14, 2014

Consolidated Balance Sheets

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	December 31,
(Dollars in thousands, except per share data)	2013	2012
Assets
Cash and due from banks	$12,995	$16,933
Interest bearing deposits with banks	24,565	133,755

Cash and cash equivalents	37,560	150,688

Restricted investments in bank stocks	9,921	9,804
Securities available for sale	406,943	301,970
Loans held for sale	1,936	7,862
Loans	671,037	703,739
Less: Allowance for loan losses	(20,965)	(23,166)

Net loans	652,008	688,435

Premises and equipment, net	26,441	26,782
Cash surrender value of life insurance	25,850	25,030
Intangible assets	622	832
Accrued interest receivable	3,400	3,188
Other assets	15,067	25,939

Total assets	$1,177,812	$1,232,668

Liabilities
Deposits:
Non-interest bearing	$116,371	$121,090
Interest bearing	884,019	963,949

Total deposits	1,000,390	1,085,039

Short-term borrowings	59,032	9,650
Long-term debt	16,077	37,470
Accrued interest and other liabilities	10,874	12,815

Total liabilities	1,086,373	1,144,974

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,107,274 and 8,080,411 shares issued; 8,106,463 and 8,079,599 shares outstanding	422	421
Additional paid—in capital	123,105	122,724
Retained earnings (accumulated deficit)	(27,255)	(37,259)
Accumulated other comprehensive income (loss)	(4,813)	1,828
Treasury stock—common, 811 and 812 shares, at cost	(20)	(20)

Total shareholders’ equity	91,439	87,694

Total liabilities and shareholders’ equity	$1,177,812	$1,232,668

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Interest and dividend income
Interest and fees on loans	$31,558	$39,647	$48,917
Interest and dividends on investment securities
Taxable	4,300	3,798	8,334
Tax-exempt	1,066	1,704	2,972
Short term investments	174	287	138

Total interest and dividend income	37,098	45,436	60,361

Interest expense
Interest on deposits	4,445	6,712	9,368
Interest on short-term borrowings	61	120	314
Interest on long-term debt	505	716	1,072

Total interest expense	5,011	7,548	10,754

Net interest income	32,087	37,888	49,607
Provision for loan losses	(3,150)	48,300	58,575

Net interest income after provision for loan losses	35,237	(10,412)	(8,968)

Noninterest income
Service charges on deposit accounts	5,716	6,227	6,411
Other service charges, commissions and fees	1,070	1,275	1,313
Trust department income	4,770	4,575	4,216
Brokerage income	1,911	1,478	1,573
Mortgage banking activities	3,053	3,393	3,007
Earnings on life insurance	963	1,018	1,110
Merchant processing revenue	0	149	1,850
Other income (loss)	(7)	323	916
Investment securities gains	332	4,824	6,224

Total noninterest income	17,808	23,262	26,620

Noninterest expenses
Salaries and employee benefits	22,954	19,864	17,506
Occupancy	2,055	1,975	1,987
Furniture and equipment	3,446	2,913	2,705
Data processing	542	574	1,161
Automated teller machine and interchange fees	1,054	989	897
Advertising and bank promotions	1,251	1,411	1,246
FDIC insurance	2,577	2,727	2,417
Professional services	2,255	3,076	3,531
Collection and problem loan	674	2,297	1,167
Real estate owned	137	834	681
Taxes other than income	939	888	841
Goodwill impairment and intangible asset amortization	210	209	19,657
Other operating expenses	5,153	5,592	6,683

Total noninterest expenses	43,247	43,349	60,479

Income (loss) before income tax expense (benefit)	9,798	(30,499)	(42,827)
Income tax expense (benefit)	(206)	7,955	(10,863)

Net income (loss)	$10,004	$(38,454)	$(31,964)

Per share information:
Basic earnings (loss) per share	$1.24	$(4.77)	$(3.98)
Diluted earnings (loss) per share	1.24	(4.77)	(3.98)
Dividends per share	0.00	0.00	0.69

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net income (loss)	$10,004	$(38,454)	$(31,964)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	(9,885)	1,344	13,568
Reclassification adjustment for gains realized in net income (loss)	(332)	(4,824)	(6,224)

Net unrealized gains (losses)	(10,217)	(3,480)	7,344
Tax effect	3,576	1,219	(2,570)

	(6,641)	(2,261)	4,774

Unrealized holding losses in fair value of derivatives used for cash flow hedges	0	0	(127)
Reclassification adjustment for gains realized in net income	0	0	(791)

Net unrealized losses	0	0	(918)
Tax effect	0	0	321

	0	0	(597)

Total other comprehensive income (loss), net of tax and reclassification adjustments	(6,641)	(2,261)	4,177

Total comprehensive income (loss)	$3,363	$(40,715)	$(27,787)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31, 2013, 2012, and 2011
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2011	$416	$121,508	$38,680	$(88)	$(32)	$160,484
Net income (loss)	0	0	(31,964)	0	0	(31,964)
Total other comprehensive income, net of taxes	0	0	0	4,177	0	4,177
Cash dividends ($0.69 per share)	0	0	(5,521)	0	0	(5,521)
Stock-based compensation plans:
Issuance of stock (44,252 shares)	1	671	0	0	0	672
Issuance of stock through dividend reinvestment plan (24,569 shares)	2	354	0	0	0	356
Purchase of treasury stock (2,232 shares)	0	0	0	0	(54)	(54)
Issuance of treasury stock (2,719 shares)	0	(19)	0	0	66	47

Balance, December 31, 2011	419	122,514	1,195	4,089	(20)	128,197
Net income (loss)	0	0	(38,454)	0	0	(38,454)
Total other comprehensive income (loss), net of taxes	0	0	0	(2,261)	0	(2,261)
Stock-based compensation plans:
Compensation expense	0	23	0	0	0	23
Issuance of stock (23,062 shares)	2	175	0	0	0	177
Issuance of stock through dividend reinvestment plan (1,562 shares)	0	12	0	0	0	12

Balance, December 31, 2012	421	122,724	(37,259)	1,828	(20)	87,694
Net income	0	0	10,004	0	0	10,004
Total other comprehensive income (loss), net of taxes	0	0	0	(6,641)	0	(6,641)
Stock-based compensation plans:
Issuance of stock (26,610 shares, including 1 treasury), including compensation expense of $129	1	377	0	0	0	378
Issuance of stock through dividend reinvestment plan (254 shares)	0	4	0	0	0	4

Balance, December 31, 2013	$422	$123,105	$(27,255)	$(4,813)	$(20)	$91,439

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$10,004	$(38,454)	$(31,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities available for sale	7,147	6,948	5,414
Depreciation and amortization	2,817	2,613	2,778
Impairment of goodwill	0	0	19,447
Provision for loan losses	(3,150)	48,300	58,575
Stock based compensation	129	23	41
Net change in loans held for sale	5,926	(5,309)	140
Net (gain) loss on disposal of other real estate owned	149	(28)	1
Writedown of other real estate owned	46	535	517
Deferred income taxes, including valuation allowance	0	20,384	(15,136)
Investment securities gains	(332)	(4,824)	(6,224)
Gains on sale of rate swap	0	0	(791)
Earnings on cash surrender value of life insurance	(963)	(1,018)	(1,110)
(Increase) decrease in accrued interest receivable	(212)	1,360	1,167
Increase (decrease) in accrued interest payable and other liabilities	(957)	1,644	399
Other, net	12,356	(13,516)	1,601

Net cash provided by operating activities	32,960	18,658	34,855

Cash flows from investing activities
Net decrease in other short term investments	0	0	2,728
Proceeds from sales of available for sale securities	74,273	94,099	158,564
Maturities, repayments and calls of available for sale securities	86,581	85,481	65,407
Purchases of available for sale securities	(282,859)	(176,788)	(94,410)
Net change in restricted investments in bank stocks	(117)	1,954	(2,960)
Net (increase) decrease in loans	30,682	137,097	(34,461)
Proceeds from sales of portfolio loans	2,439	51,753	0
Investment in limited partnerships	0	0	(254)
Purchases of bank premises and equipment	(1,868)	(1,603)	(1,446)
Proceeds from disposal of other real estate owned	1,188	3,733	1,378
Proceeds from sale of rate swap	0	0	911
Purchases of bank owned life insurance	0	0	(500)

Net cash provided by (used in) investing activities	(89,681)	195,726	94,957

Cash flows from financing activities
Net increase (decrease) in deposits	(84,649)	(131,863)	28,490
Net increase (decrease) in short term borrowings	49,382	(25,363)	(52,837)
Proceeds from long-term debt	0	0	30,000
Payments on long-term debt	(21,393)	(16,328)	(41,380)
Dividends paid	0	0	(5,521)
Net proceeds from issuance of common stock	253	189	987
Purchase of treasury stock	0	0	(54)
Net proceeds from issuance of treasury stock	0	0	47

Net cash used in financing activities	(56,407)	(173,365)	(40,268)

Net increase (decrease) in cash and cash equivalents	(113,128)	41,019	89,544
Cash and cash equivalents at beginning of year	150,688	109,669	20,125

Cash and cash equivalents at end of year	$37,560	$150,688	$109,669

Consolidated Statements of Cash Flows (Continued)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,102	$8,031	$10,900
Income taxes	0	1,267	3,700
Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	494	3,951	2,365
Land for operating purposes transferred to other real estate	0	0	619

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Orrstown Financial Services, Inc. (the “Company”) is a bank holding company (that has elected status as a financial holding company with the Board of Governors of the Federal Reserve System (the “FRB”)) whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the “Bank”). The Company operates through its office in Shippensburg, Pennsylvania. The Bank provides services through its network of 22 offices in Cumberland, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time, and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

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

The Company has established a full valuation allowance on its net deferred tax assets at December 31, 2013, based on the Company’s previous taxable losses, projections for future taxable income, and other available evidence, in which management determined it was “more likely than not” that some portion of the asset would not be realized. Management may need to modify its judgment in this regard from one quarter to the next, and should improvement occur in operating performance, the need for a full valuation allowance may be reduced or eliminated.

Subsequent Events – GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after December 31, 2013, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

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

Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2013 and 2012, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Central Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”) stocks.

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

Management believes no impairment charge is necessary related to the restricted investments in bank stocks as of December 31, 2013. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of December 31, 2013 is no assurance that impairment may not occur in the future.

Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of December 31, 2013 and 2012 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The Company had no debt securities it deemed to be other than temporarily impaired for the years ended December 31, 2013, 2012 or 2011.

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

Loans – The Company grants commercial, mortgage, and consumer loans to its customers located principally in south-central Pennsylvania and northern Maryland. The ability of the Company’s debtors to honor their contracts is dependent largely upon the real estate and general economic conditions in this area.

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

See Note 4, “Loans Receivable and Allowance for Loan Losses,” for additional details.

Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At December 31, 2013, 2012 and 2011 the balance of loans serviced for others was $322,653,000, $329,360,000 and $299,998,000.

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

Premises and Equipment – Buildings, improvements, equipment, furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been provided generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements, including leasehold improvements – 10 to 40 years; and furniture and equipment – 3 to 15 years. Repairs and maintenance are charged to operations as incurred, while major additions and improvements are capitalized. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal.

Goodwill and Other Intangible Assets – Goodwill represented the cost of acquired companies in excess of the fair value of their net assets at the date of acquisition. Goodwill was not amortized but was subject to impairment testing at least annually, which the Company last performed as of October 31, 2011.

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

Mortgage Servicing Rights – The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loan. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statement of operations. If the Company determines, based on subsequent valuations, that impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings.

Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $987,000 and $1,876,000 as of December 31, 2013 and 2012 and is included in other assets.

Investments in Real Estate Partnerships – The Company currently has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2021. The Company accounts for its investments in affordable housing projects under the equity method of accounting, and recognizes tax credits when they become available. The recorded investment in these real estate partnerships totaled $3,779,000 and $4,141,000 as of December 31, 2013 and 2012 and are included in other assets in the balance sheet. Losses of $361,000, $349,000 and $429,000 were recorded for the years ended December 31, 2013, 2012 and 2011 and are included in other operating expenses. During 2013, 2012 and 2011, the Company recognized federal tax credits from the projects totaling $475,000, $475,000 and $490,000.

Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $489,000, $636,000 and $374,000, for the years ended December 31, 2013, 2012 and 2011.

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

The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated balance sheet, while the securities underlying the Repurchase Agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the Repurchase Agreement liabilities. In addition, as the Company does not enter into reverse Repurchase Agreements, there is no such offsetting to be done with the Repurchase Agreements.

The right of setoff for a Repurchase Agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the Repurchase Agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For the Repurchase Agreements, the collateral is held by the Company in a segregated custodial account under a third party agreement.

Stock Compensation Plans – The Company has stock compensation plans that cover employees and non-employee directors. Stock compensation accounting guidance (FASB ASC 718, Compensation – Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock award, including a Black-Scholes model for stock options. Compensation cost for all stock awards are calculated and recognized over the employees’ service period, generally defined as the vesting period.

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

Earnings Per Share – Basic earnings per share represent net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options.

Treasury shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income is limited to unrealized gains (losses) on securities available for sale for all years presented and unrealized gains and losses on cash flow hedges during 2011.

The component of accumulated other comprehensive income, net of taxes, at December 31, 2013 and 2012 consisted of unrealized gains (losses) on securities available for sale and totaled ($4,813,000) and $1,828,000.

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

Reclassifications – Certain amounts in the 2011 and 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

Recent Accounting Pronouncements – In December 2011, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures About Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption had no impact on the Company’s consolidated statements of operations and financial condition.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220), to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety (e.g., amortization of defined benefit plan items), entities would instead cross reference to the related note to the financial statements for additional information (e.g., pension footnote). The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company’s only item of accumulated other comprehensive income is unrealized gains or losses on securities available for sale, the adoption of this standard had no impact on our Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in ASU 2013-11are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ASU 2013-11 is not expected to have a significant impact on the Company’s financial statements.

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-01 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified retrospective transition method or a prospective transition method. ASU 2014-04 is not expected to have a significant impact on the Company’s financial statements.

NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company maintains deposit balances at two correspondent banks which provide check collection and item processing services for the Company. The average balances that are to be maintained either on hand or with the correspondent banks amounted to $1,025,000 and $834,000 at December 31, 2013 and 2012.

The balances with these correspondent banks, at times, exceed federally insured limits; however management considers this to be a normal business risk.

NOTE 3. SECURITIES AVAILABLE FOR SALE

At December 31, 2013 and 2012 the investment securities portfolio was comprised of securities classified as available for sale, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at December 31 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. Government Agencies	$25,610	$34	$193	$25,451
U.S. Government Sponsored Enterprises (GSE)	14,431	5	722	13,714
States and political subdivisions	75,494	417	4,367	71,544
GSE residential mortgage-backed securities	198,449	895	725	198,619
GSE residential collateralized mortgage obligations (CMOs)	40,502	251	221	40,532
GSE commercial CMOs	59,812	0	2,798	57,014

Total debt securities	414,298	1,602	9,026	406,874
Equity securities	50	19	0	69

Totals	$414,348	$1,621	$9,026	$406,943

December 31, 2012
U.S. Treasury	$25,996	$14	$0	$26,010
U.S. Government Sponsored Enterprises (GSE)	44,331	431	0	44,762
States and political subdivisions	37,324	1,588	3	38,909
GSE residential mortgage-backed securities	116,294	845	285	116,854
GSE commercial mortgage-backed securities	24	0	0	24
GSE residential collateralized mortgage obligations (CMOs)	43,824	169	48	43,945
GSE commercial CMOs	31,315	143	61	31,397

Total debt securities	299,108	3,190	397	301,901
Equity securities	50	19	0	69

Totals	$299,158	$3,209	$397	$301,970

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Government Agencies	$17,454	$193	$0	$0	$17,454	$193
U.S. Government Sponsored Enterprises (GSE)	12,049	722	0	0	12,049	722
States and political subdivisions	53,606	4,367	0	0	53,606	4,367
GSE residential mortgage-backed securities	125,468	716	7,447	9	132,915	725
GSE residential collateralized mortgage obligations (CMOs)	14,033	220	44	1	14,077	221
GSE commercial CMOs	38,298	1,248	18,716	1,550	57,014	2,798

Total temporarily impaired securities	$260,908	$7,466	$26,207	$1,560	$287,115	$9,026

December 31, 2012
States and political subdivisions	$885	$3	$0	$0	$885	$3
GSE residential mortgage-backed securities	51,491	285	0	0	51,491	285
GSE residential collateralized mortgage obligations (CMOs)	13,461	27	2,657	21	16,118	48
GSE commercial CMOs	20,396	61	0	0	20,396	61

Total temporarily impaired securities	$86,233	$376	$2,657	$21	$88,890	$397

The Company has 77 securities and 27 securities at December 31, 2013 and 2012 in which the amortized cost exceeds their values, as discussed below.

U.S. Government Agencies and U.S. Government Sponsored Enterprises (GSE). 46 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations have unrealized losses, 38 GSE securities have amortized costs which exceed their fair values for less than 12 months, and eight have amortized costs which exceed their fair values for more than 12 months at December 31, 2013. At December 31, 2012, the Company had 26 GSE securities with unrealized losses, all but one of which were in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 or 2012.

State and Political Subdivisions. 31 state and political subdivision securities have an amortized cost which exceeds its fair value for less than 12 months at December 31, 2013. At December 31, 2012, one state and political subdivision security had unrealized losses, for less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 or 2012.

The amortized cost and fair values of securities available for sale at December 31, 2013 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTMENT PORTFOLIO

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,241	$2,248
Due after one year through five years	380	381
Due after five years through ten years	30,808	29,291
Due after ten years	82,106	78,789
Mortgage-backed securities and collateralized mortgage obligations	298,763	296,165

Total debt securities	414,298	406,874
Equity securities	50	69

	$414,348	$406,943

Proceeds from sales of securities available for sale for the years ended December 31, 2013, 2012 and 2011 were $74,273,000, $94,099,000 and $158,564,000. Gross gains on the sales of securities were $473,000, $4,986,000 and $6,401,000 for the years ended December 31, 2013, 2012 and 2011. Gross losses on securities available for sale were $141,000, $162,000 and $177,000 for the years ended December 31, 2013, 2012 and 2011.

Securities with a fair value of $241,911,000 and $258,024,000 at December 31, 2013 and 2012 were pledged to secure public funds and for other purposes as required or permitted by law.

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio is broken down into segments to an appropriate level of disaggregation to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio. Consistent with ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses, the segments were further broken down into classes, to allow for differing risk characteristics within a segment.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 was as follows:

(Dollars in thousands)	2013	2012
Commercial real estate:
Owner-occupied	$111,290	$144,290
Non-owner occupied	135,953	120,930
Multi-family	22,882	21,745
Non-owner occupied residential	55,272	66,381
Acquisition and development:
1-4 family residential construction	3,338	2,850
Commercial and land development	19,440	30,375
Commercial and industrial	33,446	39,340
Municipal	60,996	68,018
Residential mortgage:
First lien	124,728	108,601
Home equity – term	20,131	14,747
Home equity – Lines of credit	77,377	79,448
Installment and other loans	6,184	7,014

	$671,037	$703,739

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

The Bank has a loan review policy and program which is designed to identify and mitigate risk in the lending function. The Enterprise Risk Management (“ERM”) Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

Loan reviews are completed annually on commercial relationships with a committed loan balance in excess of $1,000,000. Loan review documentation is submitted to the ERM Committee no less than quarterly with a formal review and confirmation of risk rating as presented by independent loan review personnel. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the ERM Committee on a quarterly basis, with reaffirmation of the rating as approved by the Bank’s Loan Work Out Committee or loan review staff.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31, 2013 and 2012:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2013
Commercial real estate:
Owner-occupied	$92,063	$3,305	$11,360	$4,107	$455	$111,290
Non-owner occupied	107,113	6,904	14,819	7,117	0	135,953
Multi-family	20,091	2,132	337	322	0	22,882
Non-owner occupied residential	42,007	4,982	3,790	4,493	0	55,272
Acquisition and development:
1-4 family residential construction	3,292	0	46	0	0	3,338
Commercial and land development	14,118	1,433	712	3,177	0	19,440
Commercial and industrial	28,933	2,129	383	1,878	123	33,446
Municipal	60,996	0	0	0	0	60,996
Residential mortgage:
First lien	121,353	0	0	3,327	48	124,728
Home equity – term	20,024	0	0	94	13	20,131
Home equity – Lines of credit	77,187	0	9	181	0	77,377
Installment and other loans	6,184	0	0	0	0	6,184

	$593,361	$20,885	$31,456	$24,696	$639	$671,037

December 31, 2012
Commercial real estate:
Owner-occupied	$121,333	$11,917	$8,623	$2,229	$188	$144,290
Non-owner occupied	95,876	7,351	14,241	3,462	0	120,930
Multi-family	17,205	3,936	585	19	0	21,745
Non-owner occupied residential	45,468	12,199	3,346	5,368	0	66,381
Acquisition and development:
1-4 family residential construction	1,608	333	0	198	711	2,850
Commercial and land development	14,793	8,937	2,836	3,208	601	30,375
Commercial and industrial	33,380	3,713	429	566	1,252	39,340
Municipal	68,018	0	0	0	0	68,018
Residential mortgage:
First lien	101,390	3,026	1,604	2,581	0	108,601
Home equity – term	14,403	52	235	57	0	14,747
Home equity – Lines of credit	76,418	1,073	1,365	592	0	79,448
Installment and other loans	6,998	11	3	2	0	7,014

	$596,890	$52,548	$33,267	$18,282	$2,752	$703,739

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

As of December 31, 2013 and December 31, 2012, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as trouble debt restructurings but are still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of December 31, 2013 and 2012. Allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2013
Commercial real estate:
Owner-occupied	$615	$1,099	$552	$3,947	$4,575
Non-owner occupied	0	0	0	7,117	7,670
Multi-family	0	0	0	322	415
Non-owner occupied residential	0	0	0	4,493	4,836
Acquisition and development:
Commercial and land development	0	0	0	3,177	3,812
Commercial and industrial	0	0	0	2,001	2,143
Residential mortgage:
First lien	48	48	48	3,327	3,619
Home equity—term	13	13	13	94	96
Home equity—Lines of credit	0	0	0	181	183

	$676	$1,160	$613	$24,659	$27,349

December 31, 2012
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,417	$2,680
Non-owner occupied	1,257	1,257	329	2,205	5,487
Multi-family	0	0	0	19	198
Non-owner occupied residential	204	204	46	5,164	6,510
Acquisition and development:
1-4 family residential construction	711	725	9	198	202
Commercial and land development	0	0	0	3,809	8,556
Commercial and industrial	1,373	1,402	928	445	445
Residential mortgage:
First lien	0	0	0	2,581	2,784
Home equity—term	0	0	0	57	75
Home equity—Lines of credit	0	0	0	592	597
Installment and other loans	0	0	0	2	2

	$3,545	$3,588	$1,312	$17,489	$27,536

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the year ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,528	$147	$8,374	$20	$4,530	$369
Non-owner occupied	4,307	145	14,372	69	6,820	702
Multi-family	135	16	3,940	0	2,080	125
Non-owner occupied residential	4,799	77	20,284	61	22,820	1,559
Acquisition and development:
1-4 family residential construction	481	0	1,542	26	489	102
Commercial and land development	3,009	49	12,652	252	7,456	617
Commercial and industrial	1,780	45	2,691	43	5,355	75
Residential mortgage:
First lien	2,697	140	2,700	61	639	19
Home equity – term	59	8	156	2	685	69
Home equity – lines of credit	305	6	467	15	0	0
Installment and other loans	1	0	8	0	0	0

	$21,101	$633	$67,186	$549	$50,874	$3,637

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

The following table presents impaired loans that are troubled debt restructurings, with the recorded investment as of December 31, 2013 and December 31, 2012.

	2013		2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	1	$200	0	$0
Non-owner occupied	2	4,268	2	1,981
Non-owner occupied residential	0	0	1	204
Acquisition and development:
Commercial and land development	2	1,071	0	0
Commercial and industrial	0	0	1	122
Residential mortgage:
First lien	1	449	2	749
Home equity – lines of credit	0	0	1	36

Total accruing	6	5,988	7	3,092

Nonaccruing:
Commercial real estate:
Owner-occupied	1	71	1	7
Non-owner occupied	1	694	0	0
Non-owner occupied residential	1	193	4	1,209
Commercial and industrial	2	310	0	0
Residential mortgage:
First lien	1	279	0	0

	6	1,547	5	1,216

	12	$7,535	12	$4,308

The following table presents restructured loans, included in nonaccrual status, that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default subsequent to the modification for the years ended December 31, 2013, 2012, and 2011.

(Dollars in thousands)	Number of Contracts	Recorded Investment
December 31, 2013
Commercial	1	$199

December 31, 2012
Commercial real estate:
Owner-occupied	1	$7
Non-owner occupied residential	4	1,209

	5	$1,216

December 31, 2011
Commercial real estate:
Owner-occupied	1	$54
Non-owner occupied residential	6	2,035
Acquisition and development:
Commercial and land development	2	905
Residential mortgage-first lien	1	544

	10	$3,538

The following presents the number of loans modified, and their pre-modification and post-modification investment balances for the twelve months ended December 31, 2013, 2012, and 2011:

(Dollars in thousands)	Number of Contracts	Pre- Modification Investment Balance	Post- Modification Investment Balance
December 31, 2013
Commercial real estate:
Owner-occupied	4	$421	$421
Non-owner occupied	2	3,457	3,457
Acquisition and development:
Commercial and land development	2	1,081	1,081
Commercial	1	217	199

	9	$5,176	$5,158

December 31, 2012
Residential mortgage:
First lien	1	$300	$300
Home equity – lines of credit	1	36	36

	2	$336	$336

December 31, 2011
Commercial real estate:
Owner-occupied	2	$978	$978
Non-owner occupied	3	2,260	2,260
Non-owner occupied residential	19	28,951	28,951
Acquisition and development:
Commercial and land development	5	4,240	4,240
Commercial	1	131	131

	30	$36,560	$36,560

The loans presented above were considered troubled debt restructurings as a result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest only status, or for residential mortgage loans, a temporary reduction in interest rates for periods not exceeding 12 months in order to assist the borrowers to improve cash flows during such periods. For troubled debt restructurings in default of their modified terms, impairment is determined on a collateral dependent approach. Certain loans modified during a period may no longer be outstanding at the end of the period if the loan was paid off.

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2013 and 2012:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2013
Commercial real estate:
Owner-occupied	$106,078	$742	$108	$0	$850	$4,362	$111,290
Non-owner occupied	132,913	191	0	0	191	2,849	135,953
Multi-family	22,560	0	0	0	0	322	22,882
Non-owner occupied residential	50,554	225	0	0	225	4,493	55,272
Acquisition and development:
1-4 family residential construction	3,338	0	0	0	0	0	3,338
Commercial and land development	17,289	45	0	0	45	2,106	19,440
Commercial and industrial	31,111	334	0	0	334	2,001	33,446
Municipal	60,996	0	0	0	0	0	60,996
Residential mortgage:
First lien	119,845	1,380	577	0	1,957	2,926	124,728
Home equity – term	19,966	56	2	0	58	107	20,131
Home equity – Lines of credit	76,982	214	0	0	214	181	77,377
Installment and other loans	6,095	77	12	0	89	0	6,184

	$647,727	$3,264	$699	$0	$3,963	$19,347	$671,037

December 31, 2012
Commercial real estate:
Owner-occupied	$141,833	$40	$0	$0	$40	$2,417	$144,290
Non-owner occupied	119,320	129	0	0	129	1,481	120,930
Multi-family	21,726	0	0	0	0	19	21,745
Non-owner occupied residential	60,890	122	205	0	327	5,164	66,381
Acquisition and development:
1-4 family residential construction	1,770	0	171	0	171	909	2,850
Commercial and land development	26,054	511	1	0	512	3,809	30,375
Commercial and industrial	37,348	296	0	0	296	1,696	39,340
Municipal	68,018	0	0	0	0	0	68,018
Residential mortgage:
First lien	104,933	1,565	270	0	1,835	1,833	108,601
Home equity – term	14,609	81	0	0	81	57	14,747
Home equity – Lines of credit	78,880	0	12	0	12	556	79,448
Installment and other loans	6,837	161	14	0	175	2	7,014

	$682,218	$2,905	$673	$0	$3,578	$17,943	$703,739

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

In connection with its quarterly evaluation of the adequacy of the allowance for loan losses, management continually reviews its methodology to determine if it continues to properly address the risk in the loan portfolio. For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. In 2011, historical loss factors were based on an average of charge-offs for the last eight quarters applied to the entire pool of loans, excluding those loans evaluated for impairment under ASC 310-10-35. In addition, an additional adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the Allowance for Loan and Lease Loss methodology.

In response to the improved risk profile within the loan portfolio at December 31, 2012, the look back period for historical losses was extended to 12 quarters, weighted one-half for the most recent four quarters, and one quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Again, management considered current economic and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year. Based on management’s assessment and in compliance with regulatory guidance, the Company began recording partial charge offs on collateral dependent loans in the first quarter of 2012, generally eliminating the need for most specific reserves. Although both methods are acceptable under ASC 310, the revised method is more consistent with regulatory directives and was implemented by the Company resulting in increased charge-offs during 2012.

In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of December 31, 2013, and 2012 the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:

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

Activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2013
Balance, beginning of year	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	4,109	(6,087)	(3,478)	21	(5,435)	1,845	99	1,944	341	(3,150)
Charge-offs	(4,767)	(193)	(132)	0	(5,092)	(491)	(144)	(635)	0	(5,727)
Recoveries	154	3,448	2,839	0	6,441	151	84	235	0	6,676

Balance, end of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

December 31, 2012
Balance, beginning of year	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	34,681	9,408	1,879	(566)	45,402	2,602	135	2,737	161	48,300
Charge-offs	(53,492)	(17,721)	(1,624)	0	(72,837)	(1,279)	(143)	(1,422)	0	(74,259)
Recoveries	2,971	2,107	295	0	5,373	19	18	37	0	5,410

Balance, end of year	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166

December 31, 2011
Balance, beginning of year	$7,875	$1,766	$3,870	$374	$13,885	$1,864	$106	$1,970	$165	$16,020
Provision for loan losses	31,407	18,557	7,037	415	57,416	(254)	12	(242)	1,401	58,575
Charge-offs	(9,748)	(10,615)	(9,827)	0	(30,190)	(680)	(62)	(742)	0	(30,932)
Recoveries	25	0	5	0	30	3	19	22	0	52

Balance, end of year	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at December 31, 2013 and 2012:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2013
Loans allocated by:
Individually evaluated for impairment	$16,494	$3,177	$2,001	$0	$21,672	$3,663	$0	$3,663	$0	$25,335
Collectively evaluated for impairment	308,903	19,601	31,445	60,996	420,945	218,573	6,184	224,757	0	645,702

	$325,397	$22,778	$33,446	$60,996	$442,617	$222,236	$6,184	$228,420	$0	$671,037

Allowance for loan losses allocated by:
Individually evaluated for impairment	$552	$0	$0	$0	$552	$61	$0	$61	$0	$613
Collectively evaluated for impairment	12,663	670	864	244	14,441	3,719	124	3,843	2,068	20,352

	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

December 31, 2012
Loans allocated by:
Individually evaluated for impairment	$11,266	$4,718	$1,818	$0	$17,802	$3,230	$2	$3,232	$0	$21,034
Collectively evaluated for impairment	342,080	28,507	37,522	68,018	476,127	199,566	7,012	206,578	0	682,705

	$353,346	$33,225	$39,340	$68,018	$493,929	$202,796	$7,014	$209,810	$0	$703,739

Allowance for loan losses allocated by:
Individually evaluated for impairment	$375	$9	$928	$0	$1,312	$0	$0	$0	$0	$1,312
Collectively evaluated for impairment	13,344	3,493	707	223	17,767	2,275	85	2,360	1,727	21,854

	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166

During the year ended December 31, 2013, the Company sold eight notes with an aggregate carrying balance of $2,576,000 to third parties, which netted the Company $2,439,000 in cash proceeds. The difference between the carrying balances of the notes sold and the cash received, or $137,000, was recorded as a net charge off to the allowance for loan losses.

During the year ended December 31, 2012, the Company sold nearly 240 notes with an aggregate carrying balance of $73,820,000 to third parties, which netted the Company $51,753,000 in cash proceeds. The difference between the carrying balances of the notes sold and the cash received, or $22,067,000, was recorded as a charge to the allowance for loan losses.

NOTE 5. LOANS TO RELATED PARTIES

The Company has granted loans to the officers and directors of the Company and its subsidiary and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability or other unfavorable features. The aggregate dollar amount of these loans was $549,000 at December 31, 2013, and $716,000 at December 31, 2012. During 2013, $882,000 of new loans were granted and repayments totaled $1,049,000.

NOTE 6. PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31 is as follows:

(Dollars in thousands)	2013	2012
Land	$5,182	$5,182
Buildings and improvements	23,289	23,032
Leasehold improvements	507	370
Furniture and equipment	22,247	20,109
Construction in progress	259	948

	51,484	49,641
Less accumulated depreciation and amortization	25,043	22,859

	$26,441	$26,782

Depreciation expense amounted to $2,208,000, $2,004,000, and $2,035,000 for the years ended December 31, 2013, 2012 and 2011.

The Company leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under agreements which expire at various times through 2024. Total rent expense charged to operations in connection with these leases was $307,000, $259,000 and $270,000 for the years ended December 31, 2013, 2012 and 2011.

The total minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2013 are as follows:

Due in the Years Ending December 31
(Dollars in thousands)
2014	$383
2015	318
2016	291
2017	167
2018	124
Thereafter	183

$1,466

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table shows the components of identifiable intangible assets at December 31:

(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Amount
December 31, 2013
Deposit premiums	$2,348	$1,957	$391
Customer list	581	350	231

	$2,929	$2,307	$622

December 31, 2012
Deposit premiums	$2,348	$1,786	$562
Customer list	581	311	270

	$2,929	$2,097	$832

Goodwill represented the cost of acquired companies in excess of the fair value of their net assets at the date of acquisition. As a result of taking a goodwill impairment charge of $19,447,000 for the year ended December 31, 2011, the carrying value of goodwill was reduced to zero.

Amortization expense was $210,000, $209,000 and $210,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31,
(Dollars in thousands)
2014	$208
2015	205
2016	94
2017	39
2018	39
Thereafter	37

$622

NOTE 8. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2010.

Included in the balance sheet at December 31, 2013 and 2012, are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of federal income tax expense for the years ended December 31 are summarized as follows:

(Dollars in thousands)	2013	2012	2011
Current year provision(benefit):
Federal	$60	$(12,383)	$4,063
State	(266)	(46)	210
Deferred tax expense (benefit)	1,271	149	(15,136)
Valuation allowance on deferred taxes	(1,271)	20,235	0

Net federal income tax expense (benefit)	$(206)	$7,955	$(10,863)

A reconciliation of the effective applicable income tax rate to the federal statutory rate for the years ended December 31, is as follows:

	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	(1.8)%	0.1%	(0.1)%
Impairment of goodwill	0.0%	0.0%	(14.8)%
Tax exempt interest income	(11.9)%	4.8%	4.3%
Valuation allowance on deferred tax assets	(13.0)%	(66.4)%	0.0%
Earnings from life insurance	(3.4)%	1.2%	0.9%
Disallowed interest	0.3%	(0.1)%	(0.2)%
Low-income housing credits	(2.2)%	0.0%	0.4%
Benefit of operating loss carryforward	(3.8)%	0.0%	0.0%
Other	(1.3)%	(0.7)%	(0.1)%

Effective income tax rate	(2.1)%	(26.1)%	25.4%

The provision for income taxes includes $116,000, $1,688,000 and $2,178,000 of applicable income tax expense related to net security gains for the years ended December 31, 2013, 2012 and 2011.

The components of the net deferred tax asset (liability), included in other assets (liabilities) at December 31, are as follows:

(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$7,776	$9,672
Deferred compensation	510	477
Retirement plans and salary continuation	1,585	1,473
Stock compensation	191	184
Off balance sheet commitment reserves	204	231
Nonaccrual loan interest	341	228
Net unrealized losses on securities available for sale	2,592	0
Goodwill	184	214
Low income housing credit carryforward	1,022	806
Alternative minimum tax credit carryforward	664	0
Charitable contribution carryforward	333	391
Net operating loss carryforward	8,169	8,466
Other	178	237

Total deferred tax assets	23,749	22,379
Valuation allowance	(18,964)	(20,235)

	4,785	2,144

Deferred tax liabilities:
Depreciation	1,116	1,232
Net unrealized gains on securities available for sale	0	984
Purchase accounting adjustments	495	575
Other	582	337

Total deferred tax liabilities	2,193	3,128

Net deferred tax asset (liability)	$2,592	$(984)

As of December 31, 2013, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2018, 2033, and 2032, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at December 31, 2013 and 2012.

Accordingly, a full valuation allowance for the net amount of the deferred tax assets, which represented future deductible temporary differences on our tax returns, was established at December 31, 2013 and 2012. Primary factors contributing to this determination included:

•	The Company has exhausted all of its carryback availability to 2010 – 2011, as we had recognized current federal income tax receivable which fully offset 2010 and 2011’s taxable income.

•	As of December 31, 2013 and 2012, the Company was in a three-year cumulative loss position, representing significant negative evidence against the realizability of the deferred tax asset, and we do not expect to be out of a cumulative loss position over the next year.

•	The entire balance of the deferred tax asset is disallowed for purposes of calculating regulatory capital ratios as of December 31, 2013 and 2012.

Given the current uncertainty of the economy and in the event economic and real estate conditions decline, additional losses may result in our loan portfolio above those already provided for. As a result, we have placed less weight on our current forecast of earnings until the point where we demonstrate sustainable earnings for the realization of the deferred tax asset.

NOTE 9. RETIREMENT PLANS

The Company maintains a 401(k) profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Employer contributions to the plan are based on performance of the Company and are at the discretion of the Bank’s Board of Directors. The plan contains limited match or safe harbor provisions. Substantially all of the Company’s employees are covered by the plan and the contributions charged to operations were $311,000, $315,000 and $319,000 for the years ended December 31, 2013, 2012, and 2011.

The Company has a deferred compensation arrangement with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $133,000 and $134,000 at December 31, 2013 and 2012. Total annual expense for this deferred compensation plan was $1,000, $12,000 and $11,000 for the years ended December 31, 2013, 2012 and 2011.

The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Company’s Orrstown Financial Advisors division or recognized as a liability. The trust account balance was $ 1,325,000 and $1,229,000 at December 31, 2013 and 2012, respectively, and is included in other assets on the balance sheets, offset by other liabilities in the same amount. Total amounts contributed to these plans were $10,000, $30,200 and $61,000, for the years ended December 31, 2013, 2012, and 2011.

In addition, the Company has three supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $4,527,000 and $4,207,000 at December 31, 2013 and 2012, which is included in other liabilities. Total annual expense for these plans amounted to $549,000, $566,000 and $563,000, for the years ended December 31, 2013, 2012, and 2011.

The Company has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post retirement insurance during the insured employee’s term of service. The estimated present value of future benefits to be paid totaled $566,000 and $524,000 at December 31, 2013 and 2012 which is included in other liabilities. Total annual expense for this plan amounted to $42,000, $43,000 and $94,000 for the years ended December 31, 2013, 2012 and 2011.

NOTE 10. SHARE BASED COMPENSATION PLANS

The Company maintains share-based compensation plans, the purpose of which is to provide officers, employees, and non-employee members of the board of directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of December 31, 2013, 374,288 shares were available to be issued under the Plan.

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

In 2011, 2,632 shares of restricted stock were awarded to members of the board of directors with a vesting period of 11 months to coincide with the Company’s 2012 annual meeting. The fair value of the restricted stock awarded was equivalent to the fair value of the shares on the date of grant, or $24.26 per share. For the years ended December 31, 2012 and 2011, $23,000, and $41,000 was recognized as expense on the restricted stock award, and as of December 31, 2012, there was no unrecognized compensation expense related to the restricted stock award.

In 2013, 5,000 shares of restricted stock were awarded to members of management with a vesting period of three years. The fair value of the restricted stock awarded was equivalent to the fair value of the shares on the date of grant, or $10.43 per share. For the year ended December 31, 2013, $17,000 was recognized as expense on the restricted stock award. As of December 31, 2013, the unrecognized compensation expense related to the stock award was $35,000.

A roll forward of the Company’s outstanding stock options for the year ended December 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	242,633	$30.94
Forfeited	(4,100)	21.53
Expired	(32,470)	24.19

Options outstanding and exercisable, at year end	206,063	$32.20

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at December 31, 2013 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$21.14 - $24.99	47,921	6.19	$21.38
$25.00 - $29.99	2,792	6.25	25.76
$30.00 - $34.99	51,750	3.77	31.23
$35.00 - $39.99	70,317	1.84	36.77
$40.00 - $40.14	33,283	1.48	40.14

$21.14 - $40.14	206,063	3.34	$32.20

The options outstanding and exercisable had no intrinsic value at December 31, 2013 and 2012 as each exercise price exceeded the market value. The total intrinsic value of options exercised, at the date of exercise, was $257,000 during the year ended December 31, 2011.

The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries an opportunity to purchase stock of the Company. Under the plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 85% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 182,325 shares of its common stock, after making adjustments for stock dividends and a stock split, to be issued under the employee stock purchase plan. As of December 31, 2013, 37,675 shares were available to be issued under the plan. Employees purchased 21,609, 23,062 and 16,781 shares at a weighted average price of $11.52, $7.63 and $13.18 per share in 2013, 2012 and 2011. Compensation expense recognized on the employee stock purchase plan totaled $112,000 for the year ended December 31, 2013.

The Company uses a combination of issuing new shares or treasury shares to meet stock compensation exercises depending on market conditions.

NOTE 11. DEPOSITS

The composition of deposits at December 31 is as follows:

	2013	2012
(Dollars in thousands)
Non-interest bearing	$116,371	$121,090
Now and money market	486,440	486,336
Savings	79,663	74,182
Time – less than $100,000	183,344	219,888
Time – greater than $100,000	134,572	183,543

Total	$1,000,390	$1,085,039

The scheduled maturities of time deposits for the years ending December 31 are as follows:

(Dollars in thousands)
2014	$219,101
2015	63,284
2016	20,462
2017	4,183
2018	2,357
Thereafter	8,529

$317,916

Brokered time deposits totaled $53,196,000 and $81,968,000 at December 31, 2013 and 2012. Management continues to evaluate brokered deposits as a funding option, and considers regulatory views on non-core funding sources.

The Company accepts deposits of the officers and directors of the Company and the Bank on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors totaled $550,000 and $703,000 at December 31, 2013 and 2012, respectively.

NOTE 12. SHORT-TERM BORROWINGS

The Company has several short-term borrowings available to it, including short-term borrowings from the FHLB, federal funds purchased, and the FRB discount window.

Information concerning the use of these short-term borrowings as of and for the years ended December 31, is summarized as follows:

(Dollars in thousands)	2013	2012	2011
Balance at year end	$50,000	$0	$20,000
Average balance during the year	10,540	11,509	2,534
Average interest rate during the year	0.31%	0.40%	0.24%
Maximum month-end balance during the year	$50,000	$20,000	$20,000

In addition, the Company has repurchase agreements with certain of its deposit customers. The Company is required to hold U.S. Treasury or Agency securities to be held as underlying securities for Repurchase Agreements. Information concerning securities sold under agreements to repurchase for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2013	2012	2011
Balance at year end	$9,032	$9,650	$15,013
Average balance during the year	13,772	19,072	60,737
Average interest rate during the year	0.20%	0.38%	0.52%
Maximum month-end balance during the year	$19,105	$33,752	$98,906
Securities underlying the agreements at year-end:
Carrying value	52,936	72,081	76,006
Estimated fair value	52,024	72,717	77,485

Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date.

NOTE 13. LONG-TERM DEBT

At December 31, the Company’s long-term debt consisted of the following:

	Amount		Weighted Average rate
(Dollars in thousands)	2013	2012	2013	2012
FHLB fixed rate advances maturing:
2013	$0	$20,000	0.00%	0.73%
2014	10,000	10,000	0.87%	0.87%
2020	350	350	7.40%	7.40%

	10,350	30,350	1.09%	0.85%

FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2014	963	2,068	4.86%	4.86%
2025	4,764	5,052	4.74%	4.74%

	5,727	7,120	4.76%	4.77%

Total FHLB Advances	$16,077	$37,470	2.40%	1.60%

Except for amortizing loans, interest only is paid on a quarterly basis.

The aggregate amount of future principal payments required on these borrowings at December 31, 2013 is as follows:

Years Ending December 31,
(Dollars in thousands)
2014	$11,265
2015	317
2016	332
2017	348
2018	365
Thereafter	3,450

$16,077

The Bank is a member of the FHLB of Pittsburgh and, as such, can take advantage of the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances, lines and letters of credit from the FHLB are collateralized by first mortgage loans and securities. Collateral for all outstanding advances, lines and letters of credit consisted of certain securities, 1-4 family mortgage loans and other real estate secured loans totaling $486,220,000 at December 31, 2013. The Bank had additional availability of $262,594,000 at the FHLB on December 31, 2013 based on qualifying collateral.

The Bank has available lines of credit with two correspondent banks totaling $30,000,000, at December 31, 2013. The lines of credit are unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under these lines of credit at December 31, 2013 and 2012.

The Company has $1,680,000 in letters of credit outstanding with the FHLB in favor of third parties utilized for general banking purposes.

NOTE 14. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2013, approximately 670,000 shares were available to be issued under the plan.

On January 8, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC that provides for up to an aggregate of $80,000,000, through the sale of common stock, preferred stock, debt securities, and warrants. To date, the Company has not issued any securities under this shelf registration.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital

(as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of December 31, 2013 and December 31, 2012 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$104,637	15.0%	$55,926	8.0%	n/a	n/a
Orrstown Bank	102,806	14.7%	55,893	8.0%	$69,866	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	95,741	13.7%	27,963	4.0%	n/a	n/a
Orrstown Bank	93,915	13.4%	27,947	4.0%	41,920	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	95,741	8.1%	47,058	4.0%	n/a	n/a
Orrstown Bank	93,915	8.0%	47,077	4.0%	58,846	5.0%
December 31, 2012
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$94,928	12.2%	$62,438	8.0%	n/a	n/a
Orrstown Bank	92,466	11.9%	62,418	8.0%	$78,023	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	84,999	10.9%	31,219	4.0%	n/a	n/a
Orrstown Bank	82,540	10.6%	31,209	4.0%	46,814	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	84,999	6.8%	49,840	4.0%	n/a	n/a
Orrstown Bank	82,540	6.6%	49,873	4.0%	62,341	5.0%

On March 22, 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank and the Bank entered into a Consent Order with the PDB.

Pursuant to the Written Agreement, the Company and the Bank agreed to, among other things: (i) adopt and implement a plan, acceptable to the Federal Reserve Bank, to strengthen oversight of management and operations; (ii) adopt and implement a plan, acceptable to the Federal Reserve Bank, to reduce the Bank’s interest in criticized and classified assets; (iii) adopt a plan, acceptable to the Federal Reserve Bank, to strengthen the Bank’s credit risk management practices; (iv) adopt and implement a program, acceptable to the Federal Reserve Bank, for the maintenance of an adequate allowance for loan and lease losses; (v) adopt and implement a written plan, acceptable to the Federal Reserve Bank, to maintain sufficient capital on a consolidated basis for the Company and on a stand-alone basis for the Bank; and (vi) revise the Bank’s loan underwriting and credit administration policies. The Bank and the Company also agreed not to declare or pay any dividend without prior approval from the Federal Reserve Bank, and the Company agreed not to incur or increase debt or to redeem any outstanding shares without prior Federal Reserve Bank approval.

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

The Company and the Bank have developed and continues to implement strategies and action plans to meet the requirements of the Written Agreement and the Consent Order. As part of its efforts on complying with the terms of the Written Agreement and the Consent Order, the Bank has filed a capital plan with the Federal Reserve Bank and the PDB.

The Written Agreement will continue until terminated by the Federal Reserve Bank, and the Consent Order will continue until terminated by the PDB.

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

Under current FRB regulations, the Bank is limited to the amounts it may loan to its affiliates, including the Company. Covered transactions, including loans, with a single affiliate, may not exceed 10% of the Bank’s total capital plus its excess allowance for loan losses, and the aggregate of all covered transactions with all affiliates may not exceed 20%, of the Bank’s subsidiary and surplus (as defined by regulation). At December 31, 2013, the maximum amount the Bank has available to loan the Company is approximately $11,500,000.

NOTE 16. EARNINGS PER SHARE

Earnings (loss) per share for the years ended December 31, were as follows:

(In thousands, except per share data)	2013	2012	2011
Net income (loss)	$10,004	$(38,454)	$(31,964)

Weighted average shares outstanding	8,093	8,066	8,017
Impact of common stock equivalents	0	0	10

Weighted average shares outstanding (diluted)	8,093	8,066	8,027

Per share information:
Basic earnings (loss) per share	$1.24	$(4.77)	$(3.98)
Diluted earnings (loss) per share	1.24	(4.77)	(3.98)

Stock options of 207,000, 274,000 and 317,000 for the years ended December 31, 2013, 2012 and 2011 have been excluded from diluted earnings per share calculations, as their exercise would have been anti-dilutive, as the exercise price exceeded the average market price or the Company was in a net loss for the period.

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

	Contract or Notional Amount
(Dollars in thousands)	2013	2012
Commitments to fund:
Revolving, open ended home equity loans	$86,253	$77,674
1-4 family residential construction loans	2,657	1,002
Commercial real estate, construction and land development loans	2,961	1,021
Commercial, industrial and other loans	45,629	60,250
Standby letters of credit	6,267	11,551

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of December 31, 2013 and 2012, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $529,000 and $583,000 at December 31, 2013 and 2012 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the year ended December 31, 2013, 2012 and 2011, ($54,000), ($199,000) and $782,000 was charged to other noninterest expense for this exposure.

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of each individual total of loans sold under the MPF Program was $61,862,000 and $115,630,000 at December 31, 2013 and 2012, with limited recourse back to the Company on these loans of $8,508,000 and $8,420,000 at December 31, 2013 and 2012. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. For the years ended December 31, 2013, 2012, and 2011, the Company foreclosed or is in the process of foreclosing on loans sold under the MPF program, with a resulting charge of $20,000, $22,000 and $475,000 to other expenses representing an estimate of the Company’s losses under its recourse exposure.

NOTE 18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

As of January 1, 2011, the Company had two interest rate swap agreements related to fixed rate loans. The Company used these interest rate swaps to reduce interest rate risks and to manage interest income. By entering into these agreements, the Company converted floating rate assets into fixed rate assets. These interest rate swap agreements were considered cash flow hedge derivative instruments that qualified for hedge accounting. A portion of the amount was included in other comprehensive income and was reclassified from other comprehensive income to the appropriate income statement line item as net settlements occurred. During the year ended December 31, 2011 the Company sold its rate swaps and received $911,000 as total proceeds from the sale, and recognized a $791,000 in gains on the sale. These gains are included in the ineffective portion of the following table, once it no longer qualified as a hedge.

The effects of the interest rate swaps on the Company’s income statement for the year ended December 31, 2011 are as follows:

Derivatives in cash flow hedging relationships		Amount of Gain (Loss) Reclassified from accumulated OCI into income (realized portion)
(Dollars in thousands)
Interest rate swap – 5 year cash flow	$(69)	Interest income	$228
Interest rate swap – 4 year cash flow	(58)	Interest income	33

	$(127)		$261

(Dollars in thousands)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swap – 5 year cash flow		Other income	$698
Interest rate swap – 4 year cash flow		Other income	118

			$816

NOTE 19. FAIR VALUE DISCLOSURES

Fair value measurements under GAAP defines fair value, describes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques that employ unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value.

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

The Company had no fair value liabilities measured on a recurring basis at December 31, 2013 or 2012. A summary of assets at December 31, 2013 and 2012, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2013
Securities available for sale:
U.S. Government Agencies	$0	$25,451	$0	$25,451
U.S. Government Sponsored Enterprises (GSE)	0	13,714	0	13,714
States and political subdivisions	0	71,544	0	71,544
GSE residential mortgage-backed securities	0	198,619	0	198,619
GSE residential Collateralized Mortgage Obligations (CMOs)	0	40,532	0	40,532
GSE commercial CMOs	0	57,014	0	57,014

Total debt securities	0	406,874	0	406,874
Equity securities – financial services	0	69	0	69

Total securities	$0	$406,943	$0	$406,943

December 31, 2012
Securities available for sale:
U.S. Treasury	$0	$26,010	$0	$26,010
U.S. Government Sponsored Enterprises (GSE)	0	44,762	0	44,762
States and political subdivisions	0	38,909	0	38,909
GSE residential mortgage-backed securities	0	116,854	0	116,854
GSE commercial mortgage-backed securities	0	24	0	24
GSE Residential Collateralized Mortgage Obligations (CMOs)	0	43,945	0	43,945
GSE Commercial CMOs	0	31,397	0	31,397

Total debt securities	0	301,901	0	301,901
Equity securities – financial services	0	69	0	69

Total securities	$0	$301,970	$0	$301,970

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of operations. Specific allocations to the allowance for loan losses or partial charge-offs were $3,238,000 and $10,843,000 at December 31, 2013 and 2012.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at December 31, 2013 and 2012 was $411,000 and $581,000.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case a lower of cost or fair value charge is taken. As of December 31, 2012, a $644,000 lower of cost or fair value reserve existed on the mortgage servicing right portfolio.

A summary of assets at December 31 measured at fair value on a nonrecurring basis is as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2013
Impaired loans, net	$0	$0	$6,457	$6,457
Foreclosed real estate	0	0	558	558
December 31, 2012
Impaired loans, net	$0	$0	$10,675	$10,675
Foreclosed real estate	0	0	1,101	1,101
Mortgage servicing rights	0	0	2,296	2,296

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2013
Impaired loans	$6,457	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount

Foreclosed real estate	558	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount

December 31, 2012
Impaired loans	$10,675	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount

Foreclosed real estate	1,101	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount

Mortgage servicing rights	2,296	Discounted cash flows	Remaining term	4 years
			Discount rate	10.70%

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

Restricted Investments in Bank Stocks

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at December 31:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets
Cash and due from banks	$12,995	$12,995	$12,995	$0	$0
Interest bearing deposits with banks	24,565	24,565	24,565	0	0
Restricted investments in bank stock	9,921	9,921	0	0	9,921
Securities available for sale	406,943	406,943	0	406,943	0
Loans held for sale	1,936	1,936	0	1,936	0
Loans, net of allowance for loan losses	650,072	655,122	0	0	655,122
Accrued interest receivable	3,400	3,400	0	0	3,400
Mortgage servicing rights	2,806	3,090	0	0	3,090
Financial Liabilities
Deposits	$1,000,390	$1,002,235	0	1,002,235	0
Short-term borrowings	59,032	59,032	0	59,032	0
Long-term debt	16,077	16,645	0	16,645	0
Accrued interest payable	333	333	0	333	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2012
Financial Assets
Cash and due from banks	$16,933	$16,933	$16,933	$0	$0
Interest bearing deposits with banks	133,755	133,755	133,755	0	0
Restricted investments in bank stock	9,804	9,804	0	0	9,804
Securities available for sale	301,970	301,970	0	301,970	0
Loans held for sale	7,862	7,862	0	7,862	0
Loans, net of allowance for loan losses	680,573	681,414	0	0	681,414
Accrued interest receivable	3,188	3,188	0	0	3,188
Mortgage servicing rights	2,296	2,296	0	0	2,296
Financial Liabilities
Deposits	$1,085,039	$1,089,344	0	1,089,344	0
Short-term borrowings	9,650	9,650	0	9,650	0
Long-term debt	37,470	38,676	0	38,676	0
Accrued interest payable	424	424	0	424	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 20. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The following are the condensed balance sheets, statements of income and statements of cash flows for the parent company, as of or for the years ended December 31:

Balance Sheet

(Dollars in thousands)	2013	2012
Assets
Cash in Orrstown Bank	$1,504	$2,257
Securities available for sale	69	69
Investment in Orrstown Bank	89,601	85,222
Other assets	369	188

Total assets	$91,543	$87,736

Liabilities	$104	$42
Shareholders’ Equity
Common stock	422	421
Additional paid-in capital	123,105	122,724
Retained earnings	(27,255)	(37,259)
Accumulated other comprehensive income	(4,813)	1,828
Treasury stock	(20)	(20)

Total shareholders’ equity	91,439	87,694

Total liabilities and shareholders’ equity	$91,543	$87,736

Statements of Operations

(Dollars in thousands)	2013	2012	2011
Income
Dividends from bank subsidiary	$0	$0	$1,825
Other interest and dividend income	5	28	171
Other income	46	58	25
Gains (losses) on sale of securities	0	(101)	194

Total income (loss)	51	(15)	2,215

Expenses
Share based compensation	129	23	41
Management fee to Bank	173	34	0
Other expenses	1,241	1,142	730

Total expenses	1,543	1,199	771

Income (loss) before income taxes and equity (loss) in undistributed income (loss) of subsidiary	(1,492)	(1,214)	1,444
Income tax expense (benefit)	(477)	(247)	(129)

Income (loss) before equity in undistributed income (loss) of subsidiary	(1,015)	(967)	1,573

Equity in undistributed income (loss) of bank subsidiary	11,019	(37,487)	(33,537)

Net income (loss)	$10,004	$(38,454)	$(31,964)

Statements of Comprehensive Income (Loss)

(Dollars in thousands)	2013	2012	2011
Income (loss) before equity in undistributed income (loss) of subsidiary	$(1,015)	$(967)	$1,573

Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax	0	41	(69)
Reclassification adjustment for (gains) losses realized in net income (loss), net of tax	0	66	(126)

Total other comprehensive income (loss)	0	107	(195)

Comprehensive income (loss) before equity in undistributed income (loss) and other comprehensive income of subsidiary	(1,015)	(860)	1,378
Equity in undistributed income (loss) and other comprehensive income of subsidiary	4,378	(39,855)	(29,165)

Total comprehensive income (loss)	$3,363	$(40,715)	$(27,787)

Statements of Cash Flows

(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$10,004	$(38,454)	$(31,964)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gains) losses on sale of investment securities	0	101	(194)
Equity in undistributed (income) loss of bank subsidiary	(11,019)	37,487	33,537
Share based compensation	129	23	41
Net change in other liabilities	62	35	0
Other, net	(182)	210	243

Net cash provided by (used in) operating activities	(1,006)	(598)	1,663

Cash flows from investing activities:
Purchases of securities available for sale	0	0	(2,490)
Sales of securities available for sale	0	1,109	13,546
Maturities of available for sale securities	0	1,895	5,250
Investment in bank subsidiary	0	(4,000)	(12,500)

Net cash provided by (used in) investing activities	0	(996)	3,806

Cash flows from financing activities:
Dividends paid	0	0	(5,521)
Proceeds from issuance of common stock	253	189	987
Payments to repurchase common stock	0	0	(54)
Net proceeds from issuance of treasury stock	0	0	47

Net cash provided by (used in) financing activities	253	189	(4,541)

Net increase (decrease) in cash	(753)	(1,405)	928
Cash, beginning balance	2,257	3,662	2,734

Cash, ending balance	$1,504	$2,257	$3,662

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

Pursuant to the Court’s March 28, 2013 Second Scheduling Order, on May 28, 2013 all defendants filed their motions to dismiss the amended complaint, and on July 22, 2013 SEPTA filed its “omnibus” opposition to all of the defendants’ motions to dismiss. On August 23, 2013, all defendants filed reply briefs in further support of their motions to dismiss. On December 5, 2013, the Court ordered oral argument on the Orrstown Defendants’ motion to dismiss the amended complaint to be heard on February 7, 2014. On January 16, 2014, by unopposed motion of the auditor defendants, the Court rescheduled oral argument on all defendants’ motions to dismiss for March 27, 2014.

The Second Scheduling Order stays all discovery in the case pending the outcome of the motions to dismiss, and informs the parties that, if required, a telephonic conference to address discovery and the filing of SEPTA’s motion for class certification will be scheduled after the Court’s ruling on the motions to dismiss.

The matter is currently progressing through the legal process. The Orrstown Defendants believe that the allegations in the amended complaint are without merit and intend to defend themselves vigorously against those claims.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of December 31, 2013, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(a) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting for December 31, 2013, is included in Item 8 of this Form 10-K and is incorporated by reference into this Item 9A. The audit report of the registered public accounting firm on internal control over financial reporting is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A.

(b) Changes in Internal Controls Over Financial Reporting:

During the three months ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

All other information required by Item 10, is incorporated, by reference, from the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Section 16(a) Beneficial Ownership Reporting Compliance and Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	184,861	$32.34	411,297
Equity compensation plan not approved by security holders (1)	21,202	30.97	0

Total	206,063	$32.20	411,297

(1)	Awards from the Non-Employee Director Stock Option Plan of 2000. Certain options granted remain outstanding from this plan, however no additional options will be granted under this plan.

All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Management.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 4 – Ratification of the Audit Committee’s Selection of Smith Elliott Kearns & Company, LLC, as the Company’s Independent Registered Public Accounting Firm for 2014 – Relationship with Independent Registered Public Accounting Firm.

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

(3) – Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed March 1, 2013.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1(a)	Form of Change in Control Agreement for selected officers – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.1(b)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1(b) of the Registrant’s Form 10-K filed March 12, 2009.

10.2(a)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.2 (a) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(b)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Phillip E. Fague, incorporated by reference to Exhibit 10.2 (b) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(c)	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.3	Officer group term replacement plan for selected officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 26, 2000

10.4(a)	Director Retirement Agreement, as amended, between Orrstown Bank and Anthony F. Ceddia, incorporated by reference to Exhibit 10.4(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(b)	Director Retirement Agreement, as amended, between Orrstown Bank and Jeffrey W. Coy, incorporated by reference to Exhibit 10.4(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(c)	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(d)	Director Retirement Agreement, as amended, between Orrstown Bank and Gregory A. Rosenberry, incorporated by reference to Exhibit 10.4(d) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(e)	Director Retirement Agreement, as amended, between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.4(e) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(f)	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(g)	Director Retirement Agreement, as amended, between Orrstown Bank and John S. Ward, incorporated by reference to Exhibit 10.4(g) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(h)	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.5	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.6	Non-employee director stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.7	Employee stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.8	2011 Orrstown Financial Services, Inc. Stock Incentive Plan – incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed June 6, 2011.

10.9	Executive Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 26, 2011.

10.10	Brick Plan – Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.11	Form of Executive Employment Agreement for selected officers – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 22, 2010.

10.12(a)	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.12(b)	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.13	Agreement by and between Orrstown Financial Services, Inc., Orrstown Bank and the Federal Reserve Bank of Philadelphia dated March 22, 2012, incorporate by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 22, 2012.

10.14	Consent Order by and between Orrstown Bank and the Commonwealth of Pennsylvania, Department of Banking, Bureau of Commercial Institutions, dated March 22, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 22, 2012.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 14, 2014	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr. Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2014

/s/ David P. Boyle David P. Boyle	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2014

/s/ Douglas P. Barton Douglas P. Barton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2014

/s/ Joel R. Zullinger Joel R. Zullinger	Chairman of the Board and Director	March 14, 2014

/s/ Jeffrey W. Coy Jeffrey W. Coy	Vice Chairman of the Board and Director	March 14, 2014

/s/ Dr. Anthony F. Ceddia Dr. Anthony F. Ceddia	Secretary of the Board and Director	March 14, 2014

/s/ Mark K. Keller Mark K. Keller	Director	March 14, 2014

/s/ Andrea Pugh Andrea Pugh	Director	March 14, 2014

/s/ Gregory A. Rosenberry Gregory A. Rosenberry	Director	March 14, 2014

/s/ Eric A. Segal Eric A. Segal	Director	March 14, 2014

/s/ Glenn W. Snoke Glenn W. Snoke	Director	March 14, 2014

/s/ Floyd E. Stoner Floyd E. Stoner	Director	March 14, 2014