Form 10-Q
period 2014-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2014-05-09
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares outstanding of the registrant’s Common Stock as of May 1, 2014: 8,109,818.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	March 31, 2014	December 31, 2013 *
Assets
Cash and due from banks	$16,707	$12,995
Interest bearing deposits with banks	13,650	24,565

Cash and cash equivalents	30,357	37,560

Restricted investments in bank stock	9,014	9,921
Securities available for sale	431,786	406,943

Loans held for sale	2,652	1,936
Loans	673,282	671,037
Less: Allowance for loan losses	(20,497)	(20,965)

Net Loans	655,437	652,008

Premises and equipment, net	26,431	26,441
Cash surrender value of life insurance	26,042	25,850
Intangible assets	570	622
Accrued interest receivable	3,313	3,400
Other assets	15,067	15,067

Total assets	$1,198,017	$1,177,812

Liabilities
Deposits:
Non-interest bearing	$124,353	$116,371
Interest bearing	878,052	884,019

Total deposits	1,002,405	1,000,390

Short-term borrowings	48,821	59,032
Long-term debt	25,718	16,077
Accrued interest and other liabilities	24,821	10,874

Total liabilities	1,101,765	1,086,373

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value - $ 0.05205 stated value per share 50,000,000 shares authorized; 8,110,629 and 8,107,274 shares issued; 8,109,818 and 8,106,463 shares outstanding	422	422
Additional paid - in capital	123,164	123,105
Retained earnings (accumulated deficit)	(25,277)	(27,255)
Accumulated other comprehensive income (loss)	(2,037)	(4,813)
Treasury stock - common, 811 shares, at cost	(20)	(20)

Total shareholders’ equity	96,252	91,439

Total liabilities and shareholders’ equity	$1,198,017	$1,177,812

*	The consolidated balance sheet at December 31, 2013 has been derived from audited financial statements at that date.

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2014	March 31, 2013
Interest and dividend income
Interest and fees on loans	$7,441	$8,217
Interest and dividends on investment securities
Taxable	1,918	941
Tax-exempt	234	265
Short-term investments	8	61

Total interest and dividend income	9,601	9,484

Interest expense
Interest on deposits	956	1,224
Interest on short-term borrowings	33	6
Interest on long-term debt	96	147

Total interest expense	1,085	1,377

Net interest income	8,516	8,107
Provision for loan losses	0	0

Net interest income after provision for loan losses	8,516	8,107

Noninterest income
Service charges on deposit accounts	1,269	1,414
Other service charges, commissions and fees	188	228
Trust department income	1,208	1,127
Brokerage income	448	637
Mortgage banking activities	459	752
Earnings on life insurance	234	239
Other income (loss)	35	(87)
Investment securities gains	597	122

Total noninterest income	4,438	4,432

Noninterest expense
Salaries and employee benefits	5,812	5,746
Occupancy expense	635	548
Furniture and equipment	836	777
Data processing	381	128
Automated teller machine and interchange fees	180	255
Advertising and bank promotions	425	211
FDIC insurance	464	665
Professional services	628	761
Collection and problem loan	159	182
Real estate owned	27	43
Taxes, other than income	158	244
Intangible asset amortization	52	52
Other operating expenses	1,219	1,337

Total noninterest expenses	10,976	10,949

Income before income tax	1,978	1,590
Income tax expense	0	30

Net income	$1,978	$1,560

Per share information:
Basic earnings per share	$0.24	$0.19
Diluted earnings per share	0.24	0.19
Dividends per share	0.00	0.00

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013

Net income	$1,978	$1,560

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	4,868	(652)
Reclassification adjustment for gains realized in net income	(597)	(122)

Net unrealized gains (losses)	4,271	(774)
Tax effect	(1,495)	271

Total other comprehensive income (loss), net of tax and reclassification adjustments	2,776	(503)

Total comprehensive income	$4,754	$1,057

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended March 31, 2014 and 2013
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2013	$421	$122,724	$(37,259)	$1,828	$(20)	$87,694
Net income	0	0	1,560	0	0	1,560
Total other comprehensive income (loss), net of taxes	0	0	0	(503)	0	(503)
Stock-based compensation plans:
Issuance of stock (11,175 shares), including compensation expense of $39	0	95	0	0	0	95
Issuance of stock through dividend reinvestment plan (214 shares)	0	3	0	0	0	3

Balance, March 31, 2013	$421	$122,822	$(35,699)	$1,325	$(20)	$88,849

Balance, January 1, 2014	$422	$123,105	$(27,255)	$(4,813)	$(20)	$91,439
Net income (loss)	0	0	1,978	0	0	1,978
Total other comprehensive income, net of taxes	0	0	0	2,776	0	2,776
Stock-based compensation plans:
Issuance of stock (3,348 shares), including compensation expense of $12	0	59	0	0	0	59
Issuance of stock through dividend reinvestment plan (7 shares)	0	0	0	0	0	0

Balance, March 31, 2014	$422	$123,164	$(25,277)	$(2,037)	$(20)	$96,252

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net income	$1,978	$1,560
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	1,358	1,720
Depreciation and amortization	765	661
Stock based compensation	12	39
Net change in loans held for sale	(716)	682
Net loss on disposal of other real estate owned	0	122
Net loss on disposal of premises and equipment	46	0
Investment securities gains	(597)	(122)
Earnings on cash surrender value of life insurance	(234)	(239)
(Increase) decrease in accrued interest receivable	116	(256)
Increase in accrued interest payable and other liabilities	1,196	1
Other, net	80	(2,117)

Net cash provided by operating activities	4,004	2,051

Cash flows from investing activities
Proceeds from sales of available for sale securities	67,567	19,786
Maturities, repayments and calls of available for sale securities	11,205	22,035
Purchases of available for sale securities	(87,383)	(91,956)
Net change in restricted investments in bank stocks	907	222
Net (increase) decrease in loans	(4,346)	27,437
Purchases of bank premises and equipment	(649)	(184)
Proceeds from disposal of other real estate owned	0	122

Net cash used by investing activities	(12,699)	(22,538)

Cash flows from financing activities
Net increase (decrease) in deposits	2,015	(40,742)
Net increase (decrease) in short term purchased funds	(10,211)	5,594
Proceeds from long-term debt	10,000	0
Payments on long-term debt	(359)	(342)
Net proceeds from issuance of common stock	47	59

Net cash provided by (used in) financing activities	1,492	(35,431)

Net decrease in cash and cash equivalents	(7,203)	(55,918)
Cash and cash equivalents at beginning of period	37,560	150,688

Cash and cash equivalents at end of period	$30,357	$94,770

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,079	$1,378
Income taxes	0	0
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	1,625	293
Security purchases not yet settled	12,751	0

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

Basis of Presentation – The unaudited consolidated financial statements of the Company and its subsidiary are presented for the three months ended March 31, 2014 and 2013 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2013 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All significant intercompany transactions and accounts have been eliminated.

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

The Company has established a full valuation allowance on its net deferred tax assets at March 31, 2014, based on the Company’s previous taxable losses, projections for future taxable income, and other available evidence, in which management determined it was “more likely than not” that some portion of the asset would not be realized. Management may need to modify its judgment in this regard from one quarter to the next, and should continued improvement occur in operating performance, the need for a full valuation allowance may be reduced or eliminated.

Subsequent Events – GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after March 31, 2014, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

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

Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of March 31, 2014 and December 31, 2013, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”) stocks.

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

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of March 31, 2014. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of March 31, 2014 is no assurance that impairment may not occur in the future.

Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of March 31, 2014 and December 31, 2013 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The Company had no debt securities it deemed to be other than temporarily impaired at March 31, 2014 and December 31, 2013.

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

Loans, the terms of which are modified, are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings that are not collateral dependent are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

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

See Note 3, “Loans Receivable and Allowance for Loan Losses,” for additional details.

Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates, through these programs, single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At March 31, 2014 and December 31, 2013 the balance of loans serviced for others was $321,035,000 and $322,653,000.

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

Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $2,612,000 and $987,000 as of March 31, 2014 and December 31, 2013 and is included in other assets.

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

Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $233,000 and $74,000 for the three months ended March 31, 2014 and 2013.

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

Comprehensive Income (loss) – Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) is limited to unrealized gains (losses) on securities available for sale for all years presented.

The component of accumulated other comprehensive income, net of taxes, at March 31, 2014 and December 31, 2013 consisted of unrealized gains (losses) on securities available for sale and totaled ($2,037,000) and ($4,813,000).

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

Reclassification – Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Recent Accounting Pronouncements – In July 2013, the Financial Accounting Standard Board (the “FASB”) issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company’s adoption of this standard on January 1, 2014 did not have a significant impact on the Company’s financial statements.

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

NOTE 2. SECURITIES AVAILABLE FOR SALE

At March 31, 2014 and December 31, 2013, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at March 31, 2014 and December 31, 2013 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. Government Agencies	$25,265	$0	$282	$24,983
U.S. Government Sponsored Enterprises (GSE)	24,204	74	465	23,813
States and political subdivisions	66,340	843	2,414	64,769
GSE residential mortgage-backed securities	158,080	1,335	215	159,200
GSE residential collateralized mortgage obligations (CMOs)	95,590	367	749	95,208
GSE commercial CMOs	65,391	78	1,725	63,744

Total debt securities	434,870	2,697	5,850	431,717
Equity securities	50	19	0	69

Totals	$434,920	$2,716	$5,850	$431,786

December 31, 2013
U.S. Government Agencies	$25,610	$34	$193	$25,451
U.S. Government Sponsored Enterprises (GSE)	14,431	5	722	13,714
States and political subdivisions	75,494	417	4,367	71,544
GSE residential mortgage-backed securities	198,449	895	725	198,619
GSE residential collateralized mortgage obligations (CMOs)	40,502	251	221	40,532
GSE commercial CMOs	59,812	0	2,798	57,014

Total debt securities	414,298	1,602	9,026	406,874
Equity securities	50	19	0	69

Totals	$414,348	$1,621	$9,026	$406,943

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
U.S. Government Agencies	$13,302	$115	$11,680	$167	$24,982	$282
U.S. Government Sponsored Enterprises (GSE)	17,291	308	2,039	157	19,330	465
States and political subdivisions	20,503	1,224	16,036	1,190	36,539	2,414
GSE residential mortgage-backed securities	12,558	123	9,725	92	22,283	215
GSE residential collateralized mortgage obligations (CMOs)	44,020	749	0	0	44,020	749
GSE commercial CMOs	15,271	335	29,456	1,390	44,727	1,725

Total temporarily impaired securities	$122,945	$2,854	$68,936	$2,996	$191,881	$5,850

December 31, 2013
U.S. Government Agencies	$17,454	$193	$0	$0	$17,454	$193
U.S. Government Sponsored Enterprises (GSE)	12,049	722	0	0	12,049	722
States and political subdivisions	53,606	4,367	0	0	53,606	4,367
GSE residential mortgage-backed securities	125,468	716	7,447	9	132,915	725
GSE residential collateralized mortgage obligations (CMOs)	14,033	220	44	1	14,077	221
GSE commercial CMOs	38,298	1,248	18,716	1,550	57,014	2,798

Total temporarily impaired securities	$260,908	$7,466	$26,207	$1,560	$287,115	$9,026

The Company had 53 securities and 77 securities at March 31, 2014 and December 31, 2013 in which the amortized cost exceeds their values, as discussed below.

U.S. Agencies and Government Sponsored Enterprises (GSE). Thirty four U.S. Agencies and GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, 22 of which are in the less than 12 months category at March 31, 2014. At December 31, 2013, the Company had 46 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations with unrealized losses, 38 GSE securities have amortized costs which exceed their fair values for less than 12 months, and eight have amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014 or at December 31, 2013.

State and Political Subdivisions. Nineteen state and political subdivision securities have amortized costs which exceeded their fair value, 11 of which are in the less than 12 months category at March 31, 2014. At December 31, 2013, 31 state and political subdivision securities have an amortized cost which exceed their fair value for less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014 or at December 31, 2013.

The amortized cost and fair values of securities available for sale at March 31, 2014 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,560	$1,563
Due after one year through five years	7,422	7,403
Due after five years through ten years	32,311	31,502
Due after ten years	74,516	73,097
Mortgage-backed securities and collateralized mortgage obligations	319,061	318,152

Total debt securities	434,870	431,717
Equity securities	50	69

	$434,920	$431,786

Proceeds from sales of securities available for sale for the quarters ended March 31, 2014 and 2013 were $67,567,000 and $19,786,000. Gross gains on the sales of securities were $646,000 and $259,000 for the quarters ended March 31, 2014 and 2013. Gross losses on securities available for sale were $49,000 and $137,000 for the quarters ended March 31, 2014 and 2013.

Securities with a fair value of $221,172,000 and $241,911,000 at March 31, 2014 and December 31, 2013 were pledged to secure public funds and for other purposes as required or permitted by law.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes, as of March 31, 2014 and December 31, 2013 was as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial real estate:
Owner-occupied	$108,238	$111,290
Non-owner occupied	139,764	135,953
Multi-family	25,227	22,882
Non-owner occupied residential	52,798	55,272
Acquisition and development:
1-4 family residential construction	3,702	3,338
Commercial and land development	17,086	19,440
Commercial and industrial	36,146	33,446
Municipal	60,927	60,996
Residential mortgage:
First lien	125,280	124,728
Home equity - term	19,630	20,131
Home equity - Lines of credit	78,822	77,377
Installment and other loans	5,662	6,184

	$673,282	$671,037

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

The Bank has a loan review policy and program which is designed to identify and mitigate risk in the lending function. The Enterprise Risk Management (“ERM”) Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the “Pass” categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

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

The following summarizes the Bank’s ratings based on its internal risk rating system as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2014
Commercial real estate:
Owner-occupied	$88,920	$4,285	$11,097	$3,502	$434	$108,238
Non-owner occupied	111,469	10,304	11,011	6,980	0	139,764
Multi-family	22,502	1,865	440	420	0	25,227
Non-owner occupied residential	42,611	5,572	2,508	2,107	0	52,798
Acquisition and development:
1-4 family residential construction	3,358	344	0	0	0	3,702
Commercial and land development	13,964	1,347	376	1,399	0	17,086
Commercial and industrial	32,318	1,609	43	2,054	122	36,146
Municipal	60,927	0	0	0	0	60,927
Residential mortgage:
First lien	121,707	0	220	3,334	19	125,280
Home equity - term	19,521	0	0	109	0	19,630
Home equity - Lines of credit	78,738	15	8	61	0	78,822
Installment and other loans	5,662	0	0	0	0	5,662

	$601,697	$25,341	$25,703	$19,966	$575	$673,282

December 31, 2013
Commercial real estate:
Owner-occupied	$92,063	$3,305	$11,360	$4,107	$455	$111,290
Non-owner occupied	107,113	6,904	14,819	7,117	0	135,953
Multi-family	20,091	2,132	337	322	0	22,882
Non-owner occupied residential	42,007	4,982	3,790	4,493	0	55,272
Acquisition and development:
1-4 family residential construction	3,292	0	46	0	0	3,338
Commercial and land development	14,118	1,433	712	3,177	0	19,440
Commercial and industrial	28,933	2,129	383	1,878	123	33,446
Municipal	60,996	0	0	0	0	60,996
Residential mortgage:
First lien	121,353	0	0	3,327	48	124,728
Home equity - term	20,024	0	0	94	13	20,131
Home equity - Lines of credit	77,187	0	9	181	0	77,377
Installment and other loans	6,184	0	0	0	0	6,184

	$593,361	$20,885	$31,456	$24,696	$639	$671,037

Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are deemed impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios and any troubled debt restructurings (“TDR’s”) are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values will be incorporated into the impairment analysis as of the next reporting period.

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

As of March 31, 2014 and December 31, 2013, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loan impairment was determined based on discounted cash flows for those loans classified as troubled debt restructurings but that are still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2014 and December 31, 2013. Allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2014
Commercial real estate:
Owner-occupied	$433	$926	$433	$3,503	$3,977
Non-owner occupied	0	0	0	6,980	7,594
Multi-family	0	0	0	420	544
Non-owner occupied residential	0	0	0	2,107	2,448
Acquisition and development:
Commercial and land development	0	0	0	1,399	2,006
Commercial and industrial	0	0	0	2,176	2,318
Residential mortgage:
First lien	0	0	0	3,353	3,770
Home equity - term	0	0	0	109	111
Home equity - Lines of credit	0	0	0	61	63

	$433	$926	$433	$20,108	$22,831

December 31, 2013
Commercial real estate:
Owner-occupied	$615	$1,099	$552	$3,947	$4,575
Non-owner occupied	0	0	0	7,117	7,670
Multi-family	0	0	0	322	415
Non-owner occupied residential	0	0	0	4,493	4,836
Acquisition and development:
Commercial and land development	0	0	0	3,177	3,812
Commercial and industrial	0	0	0	2,001	2,143
Residential mortgage:
First lien	48	48	48	3,327	3,619
Home equity - term	13	13	13	94	96
Home equity - Lines of credit	0	0	0	181	183

	$676	$1,160	$613	$24,659	$27,349

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the three months ended March 31:

	2014		2013
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$4,249	$10	$2,291	$0
Non-owner occupied	7,049	4	3,230	0
Multi-family	371	1	10	0
Non-owner occupied residential	3,300	8	4,643	3
Acquisition and development:
1-4 family residential construction	0	0	859	0
Commercial and land development	2,288	2	3,321	0
Commercial and industrial	2,088	3	1,574	0
Residential mortgage:
First lien	3,364	1	2,635	2
Home equity - term	108	0	47	0
Home equity - lines of credit	121	0	555	0
Installment and other loans	0	0	2	0

	$22,938	$29	$19,167	$5

The following presents impaired loans that are troubled debt restructurings, with the recorded investment as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	1	$196	1	$200
Non-owner occupied	2	4,233	2	4,268
Acquisition and development:
Commercial and land development	2	1,058	2	1,071
Residential mortgage:
First lien	1	448	1	449

	6	5,935	6	5,988

Nonaccruing:
Commercial real estate:
Owner-occupied	1	64	1	71
Non-owner occupied	1	676	1	694
Non-owner occupied residential	1	189	1	193
Commercial and industrial	1	108	2	310
Residential mortgage:
First lien	1	275	1	279

	5	1,312	6	1,547

	11	$7,247	12	$7,535

The loans presented above were considered troubled debt restructurings as the result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest only status, or for residential mortgage loans, a temporary reduction in interest rates for periods not exceeding 12 months, in order to assist the borrowers to improve cash flows during such periods. For troubled debt restructurings in default of their modified terms, impairment is generally determined on a collateral dependent approach.

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default for the three months ended March 31, 2014 and 2013. Additionally, there were no loans modified and considered troubled debt restructurings for the three months ended March 31, 2014 and 2013.

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on their delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2014 and December 31, 2013:

	Current	Days Past Due			Total Past Due	Non-Accrual	Total Loans
		30-59	60-89	90+ (still accruing)
March 31, 2014
Commercial real estate:
Owner-occupied	$104,392	$106	$0	$0	$106	$3,740	$108,238
Non-owner occupied	136,746	271	0	0	271	2,747	139,764
Multi-family	24,807	0	0	0	0	420	25,227
Non-owner occupied residential	50,691	0	0	0	0	2,107	52,798
Acquisition and development:
1-4 family residential construction	3,358	0	344	0	344	0	3,702
Commercial and land development	16,739	6	0	0	6	341	17,086
Commercial and industrial	33,956	14	0	0	14	2,176	36,146
Municipal	60,927	0	0	0	0	0	60,927
Residential mortgage:
First lien	120,113	857	908	497	2,262	2,905	125,280
Home equity - term	19,281	107	133	0	240	109	19,630
Home equity - Lines of credit	78,648	110	3	0	113	61	78,822
Installment and other loans	5,618	28	16	0	44	0	5,662

	$655,276	$1,499	$1,404	$497	$3,400	$14,606	$673,282

December 31, 2013
Commercial real estate:
Owner-occupied	$106,078	$742	$108	$0	$850	$4,362	$111,290
Non-owner occupied	132,913	191	0	0	191	2,849	135,953
Multi-family	22,560	0	0	0	0	322	22,882
Non-owner occupied residential	50,554	225	0	0	225	4,493	55,272
Acquisition and development:
1-4 family residential construction	3,338	0	0	0	0	0	3,338
Commercial and land development	17,289	45	0	0	45	2,106	19,440
Commercial and industrial	31,111	334	0	0	334	2,001	33,446
Municipal	60,996	0	0	0	0	0	60,996
Residential mortgage:
First lien	119,845	1,380	577	0	1,957	2,926	124,728
Home equity - term	19,966	56	2	0	58	107	20,131
Home equity - Lines of credit	76,982	214	0	0	214	181	77,377
Installment and other loans	6,095	77	12	0	89	0	6,184

	$647,727	$3,264	$699	$0	$3,963	$19,347	$671,037

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

The look back period for historical losses is 12 quarters, weighted one-half for the most recent four quarters, and one quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Management considers current economic and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year in determining the look back period.

In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of March 31, 2014 and December 31, 2013, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:

Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, the number of exceptions to loan policy and supervisory loan to value exceptions etc.

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

Experience, Ability and Depth of Management/Lending staff – Factors considered include the years’ of experience of senior and middle management and the lending staff and turnover of the staff, and instances of repeat criticisms of ratings.

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

Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	738	(196)	60	0	602	(481)	44	(437)	(165)	0
Charge-offs	(259)	0	(9)	0	(268)	(193)	(67)	(260)	0	(528)
Recoveries	25	0	4	0	29	6	25	31	0	60

Balance, end of period	$13,719	$474	$919	$244	$15,356	$3,112	$126	$3,238	$1,903	$20,497

March 31, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	(473)	(746)	(292)	62	(1,449)	1,145	31	1,176	273	0
Charge-offs	(1,142)	(145)	0	0	(1,287)	(38)	(20)	(58)	0	(1,345)
Recoveries	61	3	10	0	74	6	16	22	0	96

Balance, end of period	$12,165	$2,614	$1,353	$285	$16,417	$3,388	$112	$3,500	$2,000	$21,917

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at March 31, 2014 and December 31, 2013:

	Commercial					Consumer			Unallocated	Total
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total
March 31, 2014
Loans allocated by:
Individually evaluated for impairment	$13,443	$1,399	$2,176	$0	$17,018	$3,523	$0	$3,523	$0	$20,541
Collectively evaluated for impairment	312,584	19,389	33,970	60,927	426,870	220,209	5,662	225,871	0	652,741

	$326,027	$20,788	$36,146	$60,927	$443,888	$223,732	$5,662	$229,394	$0	$673,282

Allowance for loan losses allocated by:
Individually evaluated for impairment	$433	$0	$0	$0	$433	$0	$0	$0	$0	$433
Collectively evaluated for impairment	13,286	474	919	244	14,923	3,112	126	3,238	1,903	20,064

	$13,719	$474	$919	$244	$15,356	$3,112	$126	$3,238	$1,903	$20,497

December 31, 2013
Loans allocated by:
Individually evaluated for impairment	$16,494	$3,177	$2,001	$0	$21,672	$3,663	$0	$3,663	$0	$25,335
Collectively evaluated for impairment	308,903	19,601	31,445	60,996	420,945	218,573	6,184	224,757	0	645,702

	$325,397	$22,778	$33,446	$60,996	$442,617	$222,236	$6,184	$228,420	$0	$671,037

Allowance for loan losses allocated by:
Individually evaluated for impairment	$552	$0	$0	$0	$552	$61	$0	$61	$0	$613
Collectively evaluated for impairment	12,663	670	864	244	14,441	3,719	124	3,843	2,068	20,352

	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

NOTE 4. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2010.

Included in the balance sheet at March 31, 2014 and December 31, 2013, are tax positions related to loan charge-offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

The components of income tax expense for the three months ended March 31, 2014 and 2013 are summarized as follows:

(Dollars in thousands)	March 31, 2014	March 31, 2013
Current year provision:
Federal	$0	$30
State	0	0
Deferred tax expense	255	69
Valuation allowance on deferred taxes	(255)	(69)

Net income tax expense	$0	$30

The provision for income taxes includes $209,000 and $43,000 of applicable income tax expense related to net security gains for the three months ended March 31, 2014 and 2013.

The components of the net deferred tax asset, included in other assets, are as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan losses	$7,660	$7,776
Deferred compensation	509	510
Retirement plans and salary continuation	1,612	1,585
Stock compensation	192	191
Off balance sheet commitment reserves	185	204
Nonaccrual loan interest	341	341
Net unrealized losses on securities available for sale	1,097	2,592
Goodwill	176	184
Low income housing credit carry forward	1,141	1,022
Alternative minimum tax credit carryforward	664	664
Charitable contribution carry forward	343	333
Net operating loss carry forward	7,827	8,169
Other	178	178

Total deferred tax assets	21,925	23,749
Valuation allowance	(18,709)	(18,964)

	3,216	4,785

Deferred tax liabilities:
Depreciation	1,059	1,116
Purchase accounting adjustments	475	495
Other	585	582

Total deferred tax liabilities	2,119	2,193

Net deferred tax asset	$1,097	$2,592

As of March 31, 2014, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2019, 2034 and 2032, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in prior years, projected future taxable income and available tax planning strategies, and other factors in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at March 31, 2014 and December 31, 2013.

Accordingly, a full valuation allowance for the net amount of the deferred tax assets, which represented future deductible temporary differences on our tax returns, was established at March 31, 2014 and December 31, 2013. Primary factors contributing to this determination included:

•	The Company has exhausted all of its carryback availability to 2010 – 2011, as we had recognized current federal income tax receivable which fully offset 2010 and 2011’s taxable income.

•	While improvement is evident, as of March 31, 2014 and December 31, 2013, the Company was in a two-year cumulative loss position, representing significant negative evidence against the realizability of the deferred tax asset.

Given the current uncertainty of the economy and in the event economic and real estate conditions decline, additional losses may result in our loan portfolio above those already provided for. As a result, we have placed less weight on our current forecast of earnings until the point where we demonstrate sustainable additional earnings for the realization of the deferred tax asset.

NOTE 5. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices through the reinvestment of dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. As of March 31, 2014, approximately 670,000 shares were available to be issued under the plan.

On January 8, 2013, the Company filed a shelf registration statement on Form S-3 with the Commission covering an aggregate of up to $80,000,000 worth of common stock, preferred stock, and warrants. To date, the Company has not issued any of the securities registered under this shelf registration statement.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2014 and December 31, 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital ratios as of March 31, 2014 and December 31, 2013 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc	$106,746	15.1%	$56,382	8.0%	n/a	n/a
Orrstown Bank	105,082	14.9%	56,350	8.0%	$70,437	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc	97,786	13.9%	28,191	4.0%	n/a	n/a
Orrstown Bank	96,127	13.6%	28,175	4.0%	42,262	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc	97,786	8.4%	46,385	4.0%	n/a	n/a
Orrstown Bank	96,127	8.3%	46,367	4.0%	57,958	5.0%

December 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc	$104,637	15.0%	$55,926	8.0%	n/a	n/a
Orrstown Bank	102,806	14.7%	55,893	8.0%	$69,866	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc	95,741	13.7%	27,963	4.0%	n/a	n/a
Orrstown Bank	93,915	13.4%	27,947	4.0%	41,920	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc	95,741	8.1%	47,058	4.0%	n/a	n/a
Orrstown Bank	93,915	8.0%	47,077	4.0%	58,846	5.0%

On March 22, 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank (the “Written Agreement”) and the Bank entered into a Consent Order with the Pennsylvania Department of Banking, now the Pennsylvania Department of Banking and Securities (“PDB”). On April 21, 2014, the PDB terminated its Consent Order, which was replaced with a Memorandum of Understanding (“MOU”) by and between the Bank and the PDB. The MOU, an informal regulatory action, is considered by the PDB as a lower level of regulatory action than the Consent Order.

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

The MOU requires the Bank to, among other things, submit and provide periodic updates to: (i) a business/strategic plan covering a three year period; (ii) a Profit and Budget Plan and certain capital plans; and (iii) a written plan for the continued reduction of adversely classified assets. Under the MOU, the Bank must continue to take steps necessary, consistent and with sound banking practices, to eliminate and/or correct all deficiencies specifically cited by regulators in certain reports of examination and furnish written progress reports covering the MOU. The MOU keeps in place restrictions on extending, renewing, or restructuring any credit to or for the benefit of certain borrowers whose loans have been criticized by regulators, while maintaining certain related documentation, and declaring or paying any cash dividends without the written approval of the PDB. The Bank is required to submit a written plan to strengthen Board oversight of management and Bank operations, including credit administration, credit risk management, loan review, enterprise risk management, capital, and earnings, and have and retain qualified management, substantially similar to the requirement contained in the Written Agreement. The Bank must also submit an updated written summary of the status of Bank progress in implementing its ERM program and credit risk management plan, with provisions for enhanced monitoring and control of problem assets and oversight of the loan review function.

The Company and the Bank have developed and continue to implement strategies and action plans with the intention of meeting the requirements of the Written Agreement and the MOU. As part of its efforts on complying with the terms of the Written Agreement and the MOU, the Bank has filed a capital plan with the Federal Reserve Bank and the PDB.

The Written Agreement will continue until terminated by the Federal Reserve Bank, and the MOU will continue until terminated by the PDB.

NOTE 6. EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2014 and 2013 were as follows:

(In thousands, except per share data)	March 31, 2014	March 31, 2013

Net income	$1,978	$1,560

Weighted average shares outstanding (basic)	8,108	8,084
Impact of common stock equivalents	0	0

Weighted average shares outstanding (diluted)	8,108	8,084

Per share information:
Basic earnings per share	$0.24	$0.19
Diluted earnings per share	0.24	0.19

Stock options amounting to 206,063 and 242,603 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2014 and 2013, as their exercise would have been antidilutive since the exercise price exceeded the average market value.

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

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract or Notional Amount
(Dollars in thousands)	March 31, 2014	December 31, 2013
Commitments to fund:
Revolving, open ended home equity loans	$88,188	$86,253
1-4 family residential construction loans	2,351	2,657
Commercial real estate, construction and land development loans	5,786	2,961
Commercial, industrial and other loans	48,657	45,629
Standby letters of credit	6,194	6,267

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of March 31, 2014 and December 31, 2013, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $459,000 and $529,000 at March 31, 2014 and December 31, 2013 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended March 31, 2014 and 2013, ($70,000) and ($24,000) was recovered through noninterest expense for this exposure.

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program was $60,511,000 and $61,862,000 at March 31, 2014 and December 31, 2013, with limited recourse back to the Company on these loans of $8,508,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF Program or recovering amounts previously charged off, with a resulting charge (recovery) of $17,000 and ($26,000) for the three months ended March 31, 2014 and 2013 to other expenses representing an estimate of the Company’s loss under its recourse exposure.

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

The Company had no fair value liabilities measured on a recurring basis at March 31, 2014 and December 31, 2013. A summary of assets at March 31, 2014 and December 31, 2013, measured at estimated fair value on a recurring basis was as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2014
Securities available for sale:
U.S. Government Agencies	$0	$24,983	$0	$24,983
U.S. Government Sponsored Enterprises (GSE)	0	23,813	0	23,813
States and political subdivisions	0	64,769	0	64,769
GSE residential mortgage-backed securities	0	159,200	0	159,200
GSE residential Collateralized Mortgage Obligations (CMOs)	0	95,208	0	95,208
GSE commercial CMOs	0	63,744	0	63,744

Total debt securities	0	431,717	0	431,717
Equity securities - Financial services	0	69	0	69

Total securities	$0	$431,786	$0	$431,786

December 31, 2013
Securities available for sale:
U.S. Government Agencies	$0	$25,451	$0	$25,451
U.S. Government Sponsored Enterprises (GSE)	0	13,714	0	13,714
States and political subdivisions	0	71,544	0	71,544
GSE residential mortgage-backed securities	0	198,619	0	198,619
GSE residential Collateralized Mortgage Obligations (CMOs)	0	40,532	0	40,532
GSE commercial CMOs	0	57,014	0	57,014

Total debt securities	0	406,874	0	406,874
Equity securities - Financial services	0	69	0	69

Total securities	$0	$406,943	$0	$406,943

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the allowance for loan losses or partial charge-offs were $3,195,000 and $3,238,000 at March 31, 2014 and December 31, 2013.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at March 31, 2014 and December 31, 2013 were $411,000 and $411,000.

A summary of assets at March 31, 2014 and December 31, 2013 measured at fair value on a nonrecurring basis is as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2014
Impaired loans, net	$0	$0	$4,177	$4,177
Foreclosed real estate	0	0	558	558

December 31, 2013
Impaired loans, net	$0	$0	$6,457	$6,457
Foreclosed real estate	0	0	558	558

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2014
Impaired loans	$4,177	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

Foreclosed real estate	558	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-25% discount

December 31, 2013
Impaired loans	$6,457	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

Foreclosed real estate	558	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

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

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated based on a valuation model that calculates the present value of estimated future net servicing income.

Deposits

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

Accrued Interest

The carrying amounts of accrued interest receivable and payable approximate their fair values.

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Financial Assets
Cash and due from banks	$16,707	$16,707	$16,707	$0	$0
Interest bearing deposits with banks	13,650	13,650	13,650	0	0
Restricted investments in bank stock	9,014	9,014	0	0	9,014
Securities available for sale	431,786	431,786	0	431,786	0
Loans held for sale	2,652	2,652	0	2,652	0
Loans, net of allowance for loan losses	652,785	656,884	0	0	656,884
Accrued interest receivable	3,313	3,313	0	0	3,313
Mortgage servicing rights	2,767	3,013	0	0	3,013
Financial Liabilities
Deposits	1,002,405	1,004,122	0	1,004,122	0
Short-term borrowings	48,821	48,821	0	48,821	0
Long-term debt	25,718	26,328	0	26,328	0
Accrued interest payable	339	339	0	339	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2013
Financial Assets
Cash and due from banks	$12,995	$12,995	$12,995	$0	$0
Interest bearing deposits with banks	24,565	24,565	24,565	0	0
Restricted investments in bank stock	9,921	9,921	0	0	9,921
Securities available for sale	406,943	406,943	0	406,943	0
Loans held for sale	1,936	1,936	0	1,936	0
Loans, net of allowance for loan losses	650,072	655,122	0	0	655,122
Accrued interest receivable	3,400	3,400	0	0	3,400
Mortgage servicing rights	2,806	3,090	0	0	3,090
Financial Liabilities
Deposits	$1,000,390	$1,002,235	0	$1,002,235	0
Short-term borrowings	59,032	59,032	0	59,032	0
Long-term debt	16,077	16,645	0	16,645	0
Accrued interest payable	333	333	0	333	0
Off-balance sheet instruments	0	0	0	0	0

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

Pursuant to the Court’s March 28, 2013 Second Scheduling Order, on May 28, 2013 all defendants filed their motions to dismiss the amended complaint, and on July 22, 2013 SEPTA filed its “omnibus” opposition to all of the defendants’ motions to dismiss. On August 23, 2013, all defendants filed reply briefs in further support of their motions to dismiss. On December 5, 2013, the Court ordered oral argument on the Orrstown Defendants’ motion to dismiss the amended complaint to be heard on February 7, 2014. Oral argument on the pending motions to dismiss SEPTA’s amended complaint was held on April 29, 2014. A decision from the court on the motions to dismiss is expected sometime in the next few months.

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

The Company is a bank holding company that has elected status as a financial holding, with a wholly-owned bank subsidiary, Orrstown Bank. At March 31, 2014, the Company had total assets of $1,198,017,000, total liabilities of $1,101,765,000 and total shareholders’ equity of $96,252,000. Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. The economic recovery has been slower than anticipated, but signs of growth have continued into the first quarter of 2014. However, the continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may impact the Company’s results in the future. American households are being affected by higher fuel and food costs, which affect household spending and may slow economic growth. During the past several months, mortgage interest rates have risen, leading to a reduction in the number of customers refinancing their residential mortgages which contributed to lower revenues.

Caution About Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions, and other risks and uncertainties, including those detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2013, under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the Securities and Exchange Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.

The following is a discussion of our consolidated financial condition at March 31, 2014 and results of operations for the three months ended March 31, 2014 and 2013. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify its judgment in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s prior cumulative taxable losses, projections for future taxable income and other available evidence, management determined that there was not sufficient positive evidence to outweigh the cumulative loss, and concluded it was not more likely than not that the net deferred tax asset would be realized. Accordingly, a full valuation allowance was recorded at March 31, 2014 and December 31, 2013. Management will continue to update its analysis quarterly, and after a period of sustainable taxable income, the valuation allowance may be reversed in part or in total.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2014 COMPARED TO QUARTER ENDED MARCH 31, 2013

Summary

The Company recorded net income of $1,978,000 for the first quarter of 2014 compared to net income of $1,560,000 for the same period in 2013. Basic and diluted earnings per share (EPS) for the first quarter of 2014 were $0.24, compared to $0.19 for the first quarter of 2013. Net interest income of $8,516,000 was $409,000 higher for the three months ended March 31, 2014 than in 2013. As a result of the sustained improvement in the Company’s asset quality and earnings performance, the Company was able to invest its excess liquidity previously kept in interest bearing bank balances into higher yielding securities and its loan portfolio. In addition, lower average balances of nonaccrual loans allowed for greater recognition of interest income.

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

The “Analysis of Net Interest Income” table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the quarters ended March 31, 2014 and 2013.

For the three months ended March 31, 2014, net interest income measured on a fully tax equivalent basis increased $380,000 to $8,942,000 from $8,562,000 in the corresponding period in 2013. The primary reason for the increase in net interest income was an increase in the rates on interest earning assets coupled with being able to lower the cost of funds, or interest bearing liabilities.

Interest income earned on loans decreased from $8,529,000 for the quarter ended March 31, 2013 to $7,741,000 for the same period in 2014, a $788,000 decline. The primary reason for the decline was the average balance of loans decreased from $694,935,000 for the first quarter of 2013 to $672,364,000 for the same period in 2014, and a decrease in rates earned from 4.98% in the quarter ended March 31, 2013 to 4.67% in the same period in 2014.

Securities interest income increased $929,000 to $2,278,000 for the quarter ended March 31, 2014 from $1,349,000 for the same period in 2013. The average balance on securities has increased from $342,073,000 in the first quarter of 2013 to $412,963,000 for the same period in 2014. Rates earned on securities increased from a tax equivalent yield of 1.60% for the three months ended March 31, 2013 to 2.24% in the same period in 2014.

Interest expense on deposits and borrowings for the three months ended March 31, 2014 was $1,085,000, a decrease of $292,000, from $1,377,000 in the same period in 2013. The Company’s cost of funds on interest bearing liabilities has declined to 0.47% for the quarter ended March 31, 2014 from 0.56% for the same period in 2013. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings, and as time deposits and long-term debt mature, it has also been able to replace the funds at slightly lower rates.

The Company’s net interest spread of 3.23% increased 23 basis points in the quarter ended March 31, 2014 as compared to the same period in 2013. Net interest margin for the quarter ended March 31, 2014 was 3.30%, a 23 basis point increase from 3.07% for the quarter ended March 31, 2013.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the three months ended March 31, 2014 and 2013:

Analysis of Net Interest Income

	March 31, 2014			March 31, 2013
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$12,902	$8	0.25%	$94,854	$61	0.26%
Securities	412,963	2,278	2.24	342,073	1,349	1.60
Loans	672,364	7,741	4.67	694,935	8,529	4.98

Total interest-earning assets	1,098,229	10,027	3.70	1,131,862	9,939	3.56

Other assets	60,978			70,189

Total	$1,159,207			$1,202,051

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$478,369	186	0.16	$482,401	$217	0.18
Savings deposits	80,399	33	0.17	75,493	31	0.17
Time deposits	310,693	737	0.96	384,593	976	1.03
Short term borrowings	50,719	33	0.26	10,916	6	0.22
Long term debt	17,928	96	2.17	37,330	147	1.60

Total interest bearing liabilities	938,108	1,085	0.47	990,733	1,377	0.56

Non-interest bearing demand deposits	116,211			112,410
Other	10,949			11,219

Total Liabilities	1,065,268			1,114,362
Shareholders’ Equity	93,939			87,689

Total	$1,159,207			$1,202,051

Net interest income (FTE)/ net interest spread		8,942	3.23%		8,562	3.00%

Net interest margin			3.30%			3.07%

Tax-equivalent adjustment		(426)			(455)

Net interest income		$8,516			$8,107

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The Company recorded no provision for loan losses for the three months ended March 31, 2014, consistent with no provision recorded in the same period in 2013. In the past five quarters, the Company has recorded net recoveries of $481,000, which has resulted in favorable net charge-off ratios during this period. Both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses. The favorable historical charge-off data combined with stable economic and market conditions has resulted in the determination that no additional provision for loan losses was required to replenish the net charge-offs recorded during the first quarter of 2014 and the first quarter of 2013.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $3,841,000 for the three months ended March 31, 2014, compared to $4,310,000 for the same period in 2013. Several factors contributed to the lower revenues for the first quarter of 2014 compared to the same period in 2013, as noted below.

•	The Company experienced a decline in service charges on deposits and other services charges from $1,642,000 for the three months ended March 31, 2013 to $1,457,000 for the same period in 2014. This decline reflects trends noted in consumer spending behavior and lower loan and deposit balances.

•	Brokerage income of $448,000 for the three months ended March 31, 2014 represented a decrease of $189,000 thousand from the same period in 2013, due primarily to elevated levels of income in the first quarter of 2013 due to higher trading and related commission volumes. Partially offsetting these unfavorable variances were trust and estate fees generated by Orrstown Financial Advisors, which totaled $1,208,000 for the three months ended March 31, 2014, an increase of 7.2% from the same period in 2013.

•	During the past several quarters, mortgage interest rates have risen, leading to a reduction in the number of customers refinancing their residential mortgages in comparison to the same period in 2013, which resulted in a $293,000 decline in mortgage banking revenues to $459,000 for the quarter ended March 31, 2014 compared to the same period in 2013. Mortgage banking revenues for the first quarter of 2014 are consistent with the $469,000 earned in the fourth quarter of 2013. The high interest rate environment positively impacted 2013’s results as the fair value of our mortgage servicing rights improved, which allowed for the recovery of $68,000 of our impairment reserve in the first quarter of 2013, with no similar recovery in the same period in 2014.

•	The fluctuation in other income (loss) is due to losses on the disposal of foreclosed real estate of $122,000 in 2013, with no similar loss in 2014.

Securities gains totaled $597,000 for the three months ended March 31, 2014 compared to $122,000 for the same period in 2013. For both periods, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to reduce interest rate risk while maintaining earnings from our securities portfolio.

Noninterest Expenses

Noninterest expenses amounted to $10,976,000 for the three months ended March 31, 2014, which was relatively consistent with the $10,949,000 for the corresponding prior year period. The changes in certain components of noninterest expenses between the quarters ended March 31, 2013 and 2014, as described below, are reflective of the Company’s investments to build a stronger foundation for future growth and to better serve the needs of our customers, combined with improvements in financial condition and asset quality.

•	As the Company began to introduce new product offerings, improve the effectiveness of alternate delivery channels and enter new markets, it experienced increased furniture and equipment, data processing, and occupancy expenses. For the three months ended March 31, 2014, these expenses totaled $1,852,000, an increase of 27.5% over $1,453,000 for the same period in 2013. In December 2013, the Company outsourced its core processing system to a third party provider, to capitalize on additional products and services that the outsourced solution offered. In connection with the migration to the new platform, upgrades in certain equipment were also required. In the fourth quarter of 2013, the Company opened its financial services facility office in Lancaster, Pennsylvania, resulting in a full quarter of occupancy charges in the first three months of 2014, with no corresponding charge in the same period in 2013.

•	Salaries and employee benefits totaled $5,812,000 for the three months ended March 31, 2014, compared to $5,746,000 for the three months ended March 31, 2013, an increase of $66,000. In connection with the migration to the new operating platform, and enhanced product offerings to our customers, management anticipated that it would be able to decrease its operations and retail staff, after a period of successful transition to the new platform. In April 2014, the Company announced the elimination of 32 positions, primarily in its operations and branch network, which are projected to save the Company approximately $1,500,000 in annual salaries and benefits, after a charge of approximately $150,000 which will be incurred in the second quarter of 2014.

•	Advertising and bank promotions expense increased $214,000 to $425,000 for the three months ended March 31, 2014 from $211,000 for the same period in 2013. Advertising and bank promotions were used to advance the Company’s growth initiatives and introduction of new products and services, including the Bank’s first ever advertising on television and increased direct mail efforts. The Company accelerated some of its planned marketing spending into the first quarter of 2014, but does not anticipate similar expenditures during the remainder of the year.

•	FDIC insurance expense decreased $201,000 to $464,000 for the three months ended March 31, 2014 compared to $665,000 for the same period in 2013. The 30.2% decrease is primarily the result of a lower assessment rate.

•	Professional service fees, including loan review assistance, legal fees and accounting expenses, have decreased $133,000 to $628,000 in the first quarter of 2014 from $761,000 in the same period in 2013. The decrease was primarily the result of costs associated with the settlement of litigation incurred during the quarter ended March 31, 2013, with no similar charge in the same period in 2014.

•	Taxes other than income decreased from $244,000 for the first quarter of 2013 to $158,000 for the first quarter in 2014, due to a change in the assessment rate and methodology for state bank shares tax.

In order to better understand how noninterest expenses increased in relation to related increases in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense, as a percentage of tax-equivalent net interest income and noninterest income, excluding securities gains, and other non-recurring items. The Company’s efficiency ratio increased slightly for the three months ended March 31, 2014 to 85.2%, compared to 84.3% for the same period in 2013. The higher, or less favorable, ratio was primarily the result of lower noninterest income, excluding securities gains, between the two periods.

Income Tax Expense

Income tax expense totaled $0 and $30,000 for the three months ended March 31, 2014 and 2013, on pre-tax income of $1,978,000, and $1,590,000 for the three months ended March 31, 2014 and 2013. During the third quarter of 2012, an evaluation was completed on the net deferred tax asset that existed at that time, which principally resulted from credit and credit related losses and expenses that the Company experienced. As a result of the taxable losses that were generated during 2012, and our inability to fully offset the tax to the two preceding carryback years allowed by tax regulation, our net deferred tax asset was dependent on tax planning strategies and future taxable income. Based on forecasted taxable income in the near future, combined with limited tax planning strategies, we were not able to conclude that the deferred tax asset would more likely than not be realized in its entirety, and as such, a valuation allowance was established for the full amount beginning in the third quarter of 2012, which resulted in a charge at that time of $19,872,000. The evaluation is updated quarterly. As of March 31, 2014, while improvement is evident, we continue to believe that the valuation allowance is appropriate. The net expense in 2013 pertains to estimated federal alternative minimum tax.

FINANCIAL CONDITION

A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of March 31, 2014, securities available for sale were $431,786,000, an increase of $24,843,000 from December 31, 2013’s balance of $406,943,000. A contributing factor to the increase is trade date accounting, in which the Company is committed to purchase a security for $12,751,000 in April 2014. The security is included in the balance at March 31, 2014, with a corresponding entry to other liabilities. This security purchased will be funded primarily from security paydowns. Many of the securities have monthly cash flows or short maturities, which will provide cash flow to fund loan growth as the loan pipeline expands.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of March 31, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial real estate:
Owner-occupied	$108,238	$111,290
Non-owner occupied	139,764	135,953
Multi-family	25,227	22,882
Non-owner occupied residential	52,798	55,272
Acquisition and development:
1-4 family residential construction	3,702	3,338
Commercial and land development	17,086	19,440
Commercial and industrial	36,146	33,446
Municipal	60,927	60,996
Residential mortgage:
First lien	125,280	124,728
Home equity - term	19,630	20,131
Home equity - Lines of credit	78,822	77,377
Installment and other loans	5,662	6,184

	$673,282	$671,037

The loan portfolio at March 31, 2014 of $673,282,000 reflected an increase of $2,245,000 from $671,037,000 at December 31, 2013 and a slight decrease from $674,748,000 at March 31, 2013. Growth in the loan portfolio during the quarter ended March 31, 2014 as compared to December 31, 2013 was achieved despite active loan collection efforts, in which the Company was able to collect over $7,600,000 in pay downs/payoffs, charge-offs or foreclosure on nonaccrual loans during the quarter ended March 31, 2014. An aggressive advertising campaign which included television and increased direct mail efforts also contributed to the growth. Current economic and market conditions in the Company’s markets have not led to a great deal of growth or activity, and competition for new business opportunities remains strong.

Asset Quality

Risk Elements

The Company’s loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through the Company’s underwriting standards, on-going credit review, and monitoring of asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also mitigate the Company’s risk of credit loss.

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

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of March 31, 2014, December 31, 2013 and March 31, 2013. Relevant asset quality ratios are also presented.

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccrual loans (cash basis)	$14,606	$19,347	$14,220
Other real estate (OREO)	2,612	987	1,925

Total nonperforming assets	17,218	20,334	16,145
Restructured loans still accruing	5,487	5,988	3,078
Loans past due 90 days or more and still accruing	497	0	0

Total risk assets	$23,202	$26,322	$19,223

Loans 30-89 days past due	$2,902	$3,963	$6,069

Asset quality ratios:
Nonaccrual loans to loans	2.17%	2.88%	2.11%
Nonperforming assets to assets	1.44%	1.73%	1.35%
Total nonperforming assets to total loans and OREO	2.55%	3.03%	2.39%
Total risk assets to total loans and OREO	3.43%	3.92%	2.84%
Total risk assets to total assets	1.94%	2.23%	1.61%
Allowance for loan losses to total loans	3.04%	3.12%	3.25%
Allowance for loan losses to nonaccrual loans	140.33%	108.36%	154.13%
Allowance for loan losses to nonaccrual and restructured loans still accruing	102.01%	82.75%	126.70%

A further breakdown of impaired loans at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014			December 31, 2013
	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,740	$196	$3,936	$4,362	$200	$4,562
Non-owner occupied	2,747	4,233	6,980	2,849	4,268	7,117
Multi-family	420	0	420	322	0	322
Non-owner occupied residential	2,107	0	2,107	4,493	0	4,493
Acquisition and development
Commercial and land development	341	1,058	1,399	2,106	1,071	3,177
Commercial and industrial	2,176	0	2,176	2,001	0	2,001
Residential mortgage:
First lien	2,905	448	3,353	2,926	449	3,375
Home equity - term	109	0	109	107	0	107
Home equity - lines of credit	61	0	61	181	0	181

	$14,606	$5,935	$20,541	$19,347	$5,988	$25,335

As of March 31, 2014, the Company had 72 lending relationships that had loans that were considered impaired, and were included in the impaired loan balance of $20,541,000. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at March 31, 2014.

(Dollars in thousands)	# of Loans	Recorded Investment	Partial Charge-offs to Date	Specific Reserves at March 31, 2014
Relationships greater than $1,000,000	3	$7,005	$506	$0
Relationships greater than $500,000 but less than $1,000,000	5	2,982	0	0
Relationships greater than $250,000 but less than $500,000	15	5,586	1,171	433
Relationships less than $250,000	49	4,968	1,085	0

	72	$20,541	$2,762	$433

The Company takes partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.

Of the relationships deemed to be impaired, three have outstanding book balances in excess of $1,000,000, totaling $7,005,000, or 34% of the total impaired loan balance. Forty nine of the relationships, or over two-thirds of the total number of impaired relationships, have recorded balances less than $250,000. A summary of the impaired relationships in excess of $1,000,000 are discussed below.

In 2013, the Company classified a relationship with a borrower in the food service and entertainment industry as impaired, based on the restructuring negotiations with the borrower. Management expects the notes to continue to perform under the restructured terms and considers the loan adequately supported by the collateral securing the note, allowing for the note to remain on accrual status. This relationship, with a balance of nearly $3,600,000, represents the Company’s largest impaired relationship at March 31, 2014, and is classified as impaired, as by definition, troubled debt restructurings are impaired. After evaluation of the relationship in accordance with impairment guidance, it was determined no reserve was required.

An additional relationship that the Company has determined to be impaired at March 31, 2014 is with a real estate developer who also actively leases residential properties. This relationship consists of separate loans with total outstanding book balances of $2,100,000, secured by different parcels of land or residential structures. Recent appraisals on the collateral securing the outstanding loans resulted in the relationship being placed in nonaccrual status, as the softening of real estate prices and rental prices, and the lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. To date, partial charge-offs or specific reserves of approximately 24.6% of the outstanding loan balances have been taken.

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

The Company has approximately 69 additional relationships with borrowers that include loans that are individually evaluated for impairment, and has taken a similar approach to those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of March 31, 2014. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

The Company’s foreclosed real estate balance of $2,612,000 consists of nine properties owned by the Company, six of which were commercial properties and totaled $1,054,000, and three residential properties that totaled $1,558,000. The largest commercial property is a commercial land parcel with a carrying value of $276,000. A second commercial property with a carrying value of $262,000 was land originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. One residential property has a carrying value of nearly $1,400,000 and is a beach property in which a contract of sale was executed in the second quarter of 2014, with no additional writedown required. The remaining properties have carrying values less than $210,000 and are also carried at the lower of cost or fair value, less costs to dispose.

As of March 31, 2014, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.

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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired Substandard	Doubtful	Total
March 31, 2014
Commercial real estate
Owner-occupied	$88,920	$4,285	$11,097	$3,502	$434	$108,238
Non-owner occupied	111,469	10,304	11,011	6,980	0	139,764
Multi-family	22,502	1,865	440	420	0	25,227
Non-owner occupied residential	42,611	5,572	2,508	2,107	0	52,798
Acquisition and development:
1-4 family residential construction	3,358	344	0	0	0	3,702
Commercial and land development	13,964	1,347	376	1,399	0	17,086
Commercial and industrial	32,318	1,609	43	2,054	122	36,146
Municipal	60,927	0	0	0	0	60,927
Residential mortgage
First lien	121,707	0	220	3,334	19	125,280
Home equity - term	19,521	0	0	109	0	19,630
Home equity - Lines of credit	78,738	15	8	61	0	78,822
Installment and other loans	5,662	0	0	0	0	5,662

	$601,697	$25,341	$25,703	$19,966	$575	$673,282

December 31, 2013
Commercial real estate
Owner-occupied	$92,063	$3,305	$11,360	$4,107	$455	$111,290
Non-owner occupied	107,113	6,904	14,819	7,117	0	135,953
Multi-family	20,091	2,132	337	322	0	22,882
Non-owner occupied residential	42,007	4,982	3,790	4,493	0	55,272
Acquisition and development:
1-4 family residential construction	3,292	0	46	0	0	3,338
Commercial and land development	14,118	1,433	712	3,177	0	19,440
Commercial and industrial	28,933	2,129	383	1,878	123	33,446
Municipal	60,996	0	0	0	0	60,996
Residential mortgage
First lien	121,353	0	0	3,327	48	124,728
Home equity - term	20,024	0	0	94	13	20,131
Home equity - Lines of credit	77,187	0	9	181	0	77,377
Installment and other loans	6,184	0	0	0	0	6,184

	$593,361	$20,885	$31,456	$24,696	$639	$671,037

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

Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	738	(196)	60	0	602	(481)	44	(437)	(165)	0
Charge-offs	(259)	0	(9)	0	(268)	(193)	(67)	(260)	0	(528)
Recoveries	25	0	4	0	29	6	25	31	0	60

Balance, end of period	$13,719	$474	$919	$244	$15,356	$3,112	$126	$3,238	$1,903	$20,497

March 31, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	(473)	(746)	(292)	62	(1,449)	1,145	31	1,176	273	0
Charge-offs	(1,142)	(145)	0	0	(1,287)	(38)	(20)	(58)	0	(1,345)
Recoveries	61	3	10	0	74	6	16	22	0	96

Balance, end of period	$12,165	$2,614	$1,353	$285	$16,417	$3,388	$112	$3,500	$2,000	$21,917

The allowance for loan losses totaled $20,497,000 at March 31, 2014, a $468,000 decline from December 31, 2013. As of March 31, 2014, the allowance for loan losses to total loans was 3.04% compared to 3.12% as of December 31, 2013, and the allowance for loan losses to nonaccrual loans and restructured loans still accruing improved from 82.8% at December 31, 2013 to 102.0% at March 31, 2014. The increase in the coverage ratio of nonaccrual and restructured loans reflects lower levels of risk assets, particularly the significant decrease in non-accrual loans discussed above.

A summary of relevant asset quality ratios for the three months ended March 31, 2014 and 2013 are as follows:

	March 31, 2014	March 31, 2013

Ratio of net charge-offs to average loans outstanding (annualized)	0.3%	0.7%
Provision for loan losses to net charge-offs	0.0%	0.0%

Net charge-offs were $468,000 for the three months ended March 31, 2014, compared to $1,249,000 for the same period in 2013. The lower levels of charge-offs in 2014 significantly decreased the annualized ratio of charge-offs to average loans outstanding and reduced the provision for loan losses to charge-off ratio. The majority of the charge-offs remain in the non owner-occupied commercial real estate, owner-occupied commercial real estate and commercial and land development loan portfolios.

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at March 31, 2014 and December 31, 2013.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2014
Loans allocated by:
Individually evaluated for impairment	$13,443	$1,399	$2,176	$0	$17,018	$3,523	$0	$3,523	$0	$20,541
Collectively evaluated for impairment	312,584	19,389	33,970	60,927	426,870	220,209	5,662	225,871	0	652,741

	$326,027	$20,788	$36,146	$60,927	$443,888	$223,732	$5,662	$229,394	$0	$673,282

Allowance for loan losses allocated by:
Individually evaluated for impairment	$433	$0	$0	$0	$433	$0	$0	$0	$0	$433
Collectively evaluated for impairment	13,286	474	919	244	14,923	3,112	126	3,238	1,903	20,064

	$13,719	$474	$919	$244	$15,356	$3,112	$126	$3,238	$1,903	$20,497

December 31, 2013
Loans allocated by:
Individually evaluated for impairment	$16,494	$3,177	$2,001	$0	$21,672	$3,663	$0	$3,663	$0	$25,335
Collectively evaluated for impairment	308,903	19,601	31,445	60,996	420,945	218,573	6,184	224,757	0	645,702

	$325,397	$22,778	$33,446	$60,996	$442,617	$222,236	$6,184	$228,420	$0	$671,037

Allowance for loan losses allocated by:
Individually evaluated for impairment	$552	$0	$0	$0	$552	$61	$0	$61	$0	$613
Collectively evaluated for impairment	12,663	670	864	244	14,441	3,719	124	3,843	2,068	20,352

	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at March 31, 2014 and December 31, 2013. In addition to the reserve allocations on impaired loans noted above, approximately 25 loans, with outstanding general ledger principal balances of $4,610,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $2,762,000 at March 31, 2014. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology outlined in “Note 3 – Loans Receivable and Allowance for Loan Losses” included in the Notes to the Consolidated Financial Statements. Management re-evaluates and makes certain enhancements to its methodology used to establish a reserve to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan segments. Management believes these enhancements to the allowance for loan losses methodology improve the accuracy of quantifying losses presently inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased from $2,068,000 at December 31, 2013 to $1,903,000 at March 31, 2014 and represents 9.3% of the entire allowance for loan losses balance at March 31, 2014, down slightly from 9.9% at December 31, 2013.

While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments, including additional provisions for loan losses or the reversal of amounts previously provided, to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

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

Total shareholders’ equity increased $4,813,000 from $91,439,000 at December 31, 2013 to $96,252,000 at March 31, 2014. The primary reason for the increase in shareholders’ equity was the $1,978,000 net income for the quarter ended, combined with a $2,776,000 increase in accumulated other comprehensive income (loss).

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

Capital Adequacy. In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that is dependent on future taxable income greater than one year from the reporting date. As of March 31, 2014 and December 31, 2013, the Company provided a full valuation allowance on its deferred tax asset, which reduced the deferred tax asset, excluding other comprehensive income items, to zero.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceeds 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of March 31, 2014 and December 31, 2013, $11,996,000 and $12,598,000 of the allowance for credit losses was excluded from Tier 2 capital.

In March 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank and the Bank entered into a Consent Order with the PDB. The Consent Order with the PBD has subsequently been terminated and replaced with an MOU, which contains similar provisions pertaining to capital. In accordance therewith, the Bank has filed a confidential Capital Plan with each of those banking regulators.

Regulatory Capital. As of March 31, 2014 and December 31, 2013, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of March 31, 2014 and December 31, 2013 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$106,746	15.1%	$56,382	8.0%	n/a	n/a
Orrstown Bank	105,081	14.9%	56,350	8.0%	$70,437	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	97,786	13.9%	28,191	4.0%	n/a	n/a
Orrstown Bank	96,127	13.6%	28,175	4.0%	42,262	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	97,786	8.4%	46,385	4.0%	n/a	n/a
Orrstown Bank	96,127	8.3%	46,367	4.0%	57,958	5.0%

December 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$104,637	15.0%	$55,926	8.0%	n/a	n/a
Orrstown Bank	102,806	14.7%	55,893	8.0%	$69,866	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	95,741	13.7%	27,963	4.0%	n/a	n/a
Orrstown Bank	93,915	13.4%	27,947	4.0%	41,920	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	95,741	8.1%	47,058	4.0%	n/a	n/a
Orrstown Bank	93,915	8.0%	47,077	4.0%	58,846	5.0%

As noted above, the Bank’s capital ratios exceed the regulatory minimums to be considered well capitalized under applicable banking regulations. The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs.

On January 8, 2013, the Company filed a shelf registration statement on Form S-3 with the Commission, covering up to an aggregate of $80,000,000 worth of common stock, preferred stock, and warrants. To date, the Company has not issued any of the securities registered under this shelf registration statement.

In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve Bank. Due to the regulatory restrictions included in the Written Agreement and the MOU with the respective regulators, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval. Accordingly, there can be no assurance that we will be permitted to pay a cash dividend or conduct any stock repurchases in the near future.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however the Company and Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank are still evaluating the benefits and limitations of making this election, and have not yet concluded if they will take advantage of the election. [Confirm]

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

There have been no material changes to the Company’s Risk Sensitive Assets (RSA) to Risk Sensitive Liabilities (RSL) ratio at March 31, 2014 from the information presented in the 2013 Annual Report on Form 10-K.

Management closely monitors the fiscal and monetary policies of our government and acts in anticipation of changes in order to maintain a healthy earning asset interest bearing liabilities balance.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of March 31, 2014, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, with the exception that the risk factors entitled “The Company is subject to restrictions and conditions of formal agreements issued by the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. Failure to comply with these formal agreements could result in additional enforcement action against us, including the imposition of monetary penalties.” “The Company may not be able to pay any cash dividends or conduct any stock repurchases for the foreseeable future” and “The Company is a holding company dependent for liquidity on payments from the Bank, its sole subsidiary, which is subject to restrictions” are hereby deleted and replaced with the following risk factors, respectively:

The Company and the Bank are subject to restrictions and conditions imposed by the Written Agreement issued by the Federal Reserve Bank of Philadelphia and the Bank is subject to restrictions and conditions contained in the Memorandum of Understanding with the Pennsylvania Department of Banking and Securities. Failure to comply with the terms of these agreements could result in additional enforcement action against us, including the imposition of monetary penalties.

In March 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Philadelphia, and in April 2014, the Bank entered into a Memorandum of Understanding with the Pennsylvania Department of Banking and Securities (an informal regulatory action, which replaced the corrective action requirements contained in the Consent Order, which was lifted). The Written Agreement and MOU require the Company and the Bank to discontinue a number of practices and to take a number of actions. In particular, we agreed with the Federal Reserve Bank to, among other things, prepare and submit plans regarding: (i) strengthening of credit risk management practices and underwriting, (ii) the repayment or disposition of properties classified as OREO and nonperforming or criticized assets, (iii) the allowance for loan loss methodology, (iv) capital, and (v) a management review. The MOU requires the Bank to, among other things, (i) provide a business/strategic plan covering a three year period; (ii) a Profit and Budget Plan and certain capital plans; and (iii) a written plan for the continued reduction of adversely classified assets. The Bank must also continue to take steps necessary, consistent and with sound banking practices, to eliminate and /or correct all deficiencies cited by its regulators.

Both agreements place restrictions on extending, renewing, or restructuring any credit to or for the benefit of certain borrowers whose loans have been criticized by regulators and require the submission of a written plan to strengthen Board oversight of management and Bank operations. Both agreements also restrict the ability of the Company and the Bank to pay dividends, repurchase stock or incur indebtedness without prior regulatory approval. We intend to fully comply with the Written Agreement and the MOU. However, if we fail to comply, the Federal Reserve Bank and/or the PDB could take additional enforcement action against the Company or the Bank. Possible enforcement actions could include the issuance of a cease and desist order that could be judicially enforced, the re-entry into a consent order with the PDB, the imposition of civil monetary penalties, the issuance of directives to increase capital or to enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders. Any remedial measure or further enforcement action, whether formal or informal, could impose restrictions on our ability to operate our business, harm our reputation and our ability to retain and attract customers, adversely affect our business, prospects, financial condition or results of operations and impact the trading price of our common stock.

We have incurred and expect to continue to incur additional regulatory compliance expenses in connection with these agreements. Such additional regulatory compliance costs could have an adverse impact on our results of operations and financial condition. In addition, deviations from our business plan will likely have to be approved by the regulators, which could limit our ability to make any changes to our business. This could negatively impact the scope and flexibility of our business activities.

The Company may not be able to pay any cash dividends or conduct any stock repurchases for the foreseeable future.

        The Company is a bank holding company regulated by the FRB. In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the FRB indicating that the Company’s dividend application would not be approved. Due to subsequent regulatory restrictions included in the Written Agreement and the MOU with our regulators discussed above, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval. Accordingly, we do not anticipate being able to pay any cash dividends or conducting any stock repurchases until such time as the agreements are lifted.

The Company is a holding company dependent for liquidity on payments from the Bank, its sole subsidiary, which is subject to restrictions.

The Company is a holding company and depends on dividends, distributions and other payments from the Bank to fund dividend payments, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Pursuant to the terms of the Written Agreement and the MOU, as discussed above, any dividend or similar payment from the Bank to us may only be made with prior regulatory approval. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2014, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan. In connection with the written Agreement and the MOU, the Company’s Stock Repurchase Plan has been suspended, and the Company does not expect to repurchase shares in the foreseeable future.

The Company did not sell any unregistered securities during the quarter ended March 31, 2014.

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
(Principal Financial Officer)

Date: May 9, 2014

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