Form 10-Q
period 2014-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2014-08-08
CIK 826154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares outstanding of the registrant’s Common Stock as of August 1, 2014: 8,109,562.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$13,423	$12,995
Interest bearing deposits with banks	26,589	24,565

Cash and cash equivalents	40,012	37,560

Restricted investments in bank stock	9,277	9,921
Securities available for sale	389,961	406,943

Loans held for sale	2,109	1,936

Loans	678,854	671,037
Less: Allowance for loan losses	(20,425)	(20,965)

Net loans	658,429	650,072

Premises and equipment, net	25,967	26,441
Cash surrender value of life insurance	26,236	25,850
Intangible assets	517	622
Accrued interest receivable	2,955	3,400
Other assets	11,845	15,067

Total assets	$1,167,308	$1,177,812

Liabilities
Deposits:
Non-interest bearing	$121,904	$116,371
Interest bearing	859,801	884,019

Total deposits	981,705	1,000,390

Short-term borrowings	53,920	59,032
Long-term debt	15,354	16,077
Accrued interest and other liabilities	13,877	10,874

Total liabilities	1,064,856	1,086,373

Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value - $ 0.05205 stated value per share 50,000,000 shares authorized; 8,110,373 and 8,107,274 shares issued; 8,109,562 and 8,106,463 shares outstanding	422	422
Additional paid - in capital	123,169	123,105
Retained earnings (accumulated deficit)	(22,404)	(27,255)
Accumulated other comprehensive income (loss)	1,285	(4,813)
Treasury stock - common, 811 shares, at cost	(20)	(20)

Total shareholders’ equity	102,452	91,439

Total liabilities and shareholders’ equity	$1,167,308	$1,177,812

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest and dividend income
Interest and fees on loans	$7,292	$7,847	$14,733	$16,064
Interest and dividends on investment securities
Taxable	2,093	871	4,011	1,812
Tax-exempt	193	221	427	486
Short-term investments	7	50	15	111

Total interest and dividend income	9,585	8,989	19,186	18,473

Interest expense
Interest on deposits	960	1,139	1,916	2,363
Interest on short-term borrowings	30	8	63	14
Interest on long-term debt	95	141	191	288

Total interest expense	1,085	1,288	2,170	2,665

Net interest income	8,500	7,701	17,016	15,808
Provision for loan losses	0	(1,400)	0	(1,400)

Net interest income after provision for loan losses	8,500	9,101	17,016	17,208

Noninterest income
Service charges on deposit accounts	1,412	1,445	2,681	2,859
Other service charges, commissions and fees	247	278	435	506
Trust department income	1,219	1,151	2,427	2,278
Brokerage income	569	439	1,017	1,076
Mortgage banking activities	562	1,105	1,021	1,857
Earnings on life insurance	238	241	472	480
Other income (loss)	289	5	324	(82)
Investment securities gains	602	0	1,199	122

Total noninterest income	5,138	4,664	9,576	9,096

Noninterest expenses
Salaries and employee benefits	5,879	5,387	11,691	11,133
Occupancy expense	526	487	1,161	1,035
Furniture and equipment	836	851	1,672	1,628
Data processing	368	135	749	263
Automated teller and interchange fees	226	274	406	529
Advertising and bank promotions	218	274	643	485
FDIC insurance	359	626	823	1,291
Professional services	548	577	1,176	1,338
Collection and problem loan	159	199	318	381
Real estate owned expenses	33	17	60	60
Taxes other than income	156	244	314	488
Intangible asset amortization	53	53	105	105
Other operating expenses	1,404	1,203	2,623	2,540

Total noninterest expenses	10,765	10,327	21,741	21,276

Income before income tax	2,873	3,438	4,851	5,028
Income tax expense	0	30	0	60

Net income	$2,873	$3,408	$4,851	$4,968

Per share information:
Basic earnings per share	$0.35	$0.42	$0.60	$0.61
Diluted earnings per share	0.35	0.42	0.60	0.61
Dividends per share	0.00	0.00	0.00	0.00

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$2,873	$3,408	$4,851	$4,968

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	5,713	(6,858)	10,581	(7,510)
Reclassification adjustment for gains realized in net income	(602)	0	(1,199)	(122)

Net unrealized gains (losses)	5,111	(6,858)	9,382	(7,632)
Tax effect	(1,789)	2,400	(3,284)	2,671

Total other comprehensive income (loss), net of tax and reclassification adjustments	3,322	(4,458)	6,098	(4,961)

Total comprehensive income (loss)	$6,195	$(1,050)	$10,949	$7

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Six Months Ended June 30, 2014 and 2013
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2013	$421	$122,724	$(37,259)	$1,828	$(20)	$87,694
Net income	0	0	4,968	0	0	4,968
Total other comprehensive income (loss), net of taxes	0	0	0	(4,961)	0	(4,961)
Stock-based compensation plans:
Issuance of stock (11,175 shares), including compensation expense of $44	0	100	0	0	0	100
Issuance of stock through dividend reinvestment plan (225 shares)	0	3	0	0	0	3

Balance, June 30, 2013	$421	$122,827	$(32,921)	$(3,133)	$(20)	$87,804

Balance, January 1, 2014	$422	$123,105	$(27,255)	$(4,813)	$(20)	$91,439
Net income	0	0	4,851	0	0	4,851
Total other comprehensive income, net of taxes	0	0	0	6,098	0	6,098
Stock-based compensation plans:
Issuance of stock (3,039 shares), including compensation expense of $17	0	63	0	0	0	63
Issuance of stock through dividend reinvestment plan (60 shares)	0	1	0	0	0	1

Balance, June 30, 2014	$422	$123,169	$(22,404)	$1,285	$(20)	$102,452

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income	$4,851	$4,968
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	2,647	3,954
Depreciation and amortization	1,506	1,359
Provision for loan losses	0	(1,400)
Stock based compensation	17	44
Net change in loans held for sale	(173)	4,717
Net (gain) loss on disposal of other real estate owned	(259)	153
Writedown of other real estate owned	9	0
Net loss on disposal of premises and equipment	42	0
Investment securities gains	(1,199)	(122)
Earnings on cash surrender value of life insurance	(472)	(480)
(Increase) decrease in accrued interest receivable	445	(433)
Increase in accrued interest payable and other liabilities	2,311	2,698
Other, net	959	(803)

Net cash provided by operating activities	10,684	14,655

Cash flows from investing activities
Proceeds from sales of available for sale securities	103,500	19,786
Maturities, repayments and calls of available for sale securities	21,044	46,592
Purchases of available for sale securities	(99,628)	(134,354)
Net change in restricted investments in bank stocks	644	850
Net (increase) decrease in loans	(10,173)	28,954
Purchases of bank premises and equipment	(771)	(611)
Proceeds from disposal of other real estate owned	1,625	992

Net cash provided by (used in) investing activities	16,241	(37,791)

Cash flows from financing activities
Net decrease in deposits	(18,685)	(49,556)
Net increase (decrease) in short term purchased funds	(5,112)	16,969
Proceeds from long-term debt	10,000	0
Payments on long-term debt	(10,723)	(10,688)
Dividends paid	0	0
Net proceeds from issuance of common stock	47	59

Net cash used in financing activities	(24,473)	(43,216)

Net increase (decrease) in cash and cash equivalents	2,452	(66,352)
Cash and cash equivalents at beginning of period	37,560	150,688

Cash and cash equivalents at end of period	$40,012	$84,336

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,205	$2,701
Income taxes	0	0

Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	1,803	341

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

Basis of Presentation – The unaudited consolidated financial statements of the Company and its subsidiary are presented for the three and six months ended June 30, 2014 and 2013 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2013 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All significant intercompany transactions and accounts have been eliminated.

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

The Company has established a full valuation allowance on its net deferred tax assets at June 30, 2014, based on the Company’s previous taxable losses, projections for future taxable income, and other available evidence, in which management determined it was “more likely than not” that some portion of the asset may not be realized. Management may need to modify its judgment in this regard from one quarter to the next, and should continued improvement occur in operating performance, the need for a full valuation allowance may be reduced or eliminated.

Subsequent Events – GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after June 30, 2014, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

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

Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of June 30, 2014 and December 31, 2013, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”) stocks.

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

Management believes no impairment charge is necessary related to the restricted investment in bank stocks as of June 30, 2014. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of June 30, 2014 is no assurance that impairment may not occur in the future.

Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of June 30, 2014 and December 31, 2013 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The Company had no debt securities it deemed to be other than temporarily impaired at June 30, 2014 and December 31, 2013.

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

Loans, the terms of which are modified, are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings that are not collateral dependent, are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.

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

See Note 3, “Loans Receivable and Allowance for Loan Losses,” for additional details.

Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates, through these programs, single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At June 30, 2014 and December 31, 2013 the balance of loans serviced for others was $319,000,000 and $322,653,000.

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

Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $1,415,000 and $987,000 as of June 30, 2014 and December 31, 2013 and is included in other assets.

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

Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $133,000 and $122,000 for the three months ended June 30, 2014 and 2013 and $366,000 and $177,000 for the six months ended June 30, 2014 and 2013.

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

The component of accumulated other comprehensive income (loss), net of taxes, at June 30, 2014 and December 31, 2013 consisted of unrealized gains (losses) on securities available for sale and totaled $1,285,000 and ($4,813,000).

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

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-01 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 2. SECURITIES AVAILABLE FOR SALE

At June 30, 2014 and December 31, 2013, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at June 30, 2014 and December 31, 2013 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. Government Agencies	$24,646	$0	$238	$24,408
U.S. Government Sponsored Enterprises (GSE)	1,464	0	0	1,464
States and political subdivisions	53,538	690	1,395	52,833
GSE residential mortgage-backed securities	154,773	2,629	57	157,345
GSE residential collateralized mortgage obligations (CMOs)	88,240	885	498	88,627
GSE commercial CMOs	65,273	708	766	65,215

Total debt securities	387,934	4,912	2,954	389,892
Equity securities	50	19	0	69

Totals	$387,984	$4,931	$2,954	$389,961

December 31, 2013
U.S. Government Agencies	$25,610	$34	$193	$25,451
U.S. Government Sponsored Enterprises (GSE)	14,431	5	722	13,714
States and political subdivisions	75,494	417	4,367	71,544
GSE residential mortgage-backed securities	198,449	895	725	198,619
GSE residential collateralized mortgage obligations (CMOs)	40,502	251	221	40,532
GSE commercial CMOs	59,812	0	2,798	57,014

Total debt securities	414,298	1,602	9,026	406,874
Equity securities	50	19	0	69

Totals	$414,348	$1,621	$9,026	$406,943

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
U.S. Government Agencies	$12,987	$87	$11,421	$151	$24,408	$238
States and political subdivisions	0	0	35,574	1,395	35,574	1,395
GSE residential mortgage-backed securities	11,623	25	10,122	32	21,745	57
GSE residential collateralized mortgage obligations (CMOs)	41,474	498	0	0	41,474	498
GSE commercial CMOs	0	0	34,952	766	34,952	766

Total temporarily impaired securities	$66,084	$610	$92,069	$2,344	$158,153	$2,954

December 31, 2013
U.S. Government Agencies	$17,454	$193	$0	$0	$17,454	$193
U.S. Government Sponsored Enterprises (GSE)	12,049	722	0	0	12,049	722
States and political subdivisions	53,606	4,367	0	0	53,606	4,367
GSE residential mortgage-backed securities	125,468	716	7,447	9	132,915	725
GSE residential collateralized mortgage obligations (CMOs)	14,033	220	44	1	14,077	221
GSE commercial CMOs	38,298	1,248	18,716	1,550	57,014	2,798

Total temporarily impaired securities	$260,908	$7,466	$26,207	$1,560	$287,115	$9,026

The Company had 40 securities and 77 securities at June 30, 2014 and December 31, 2013 in which the amortized cost exceeds their values, as discussed below.

U.S. Agencies and Government Sponsored Enterprises (GSE). Twenty-four U.S. Agencies and GSE securities, including mortgage-backed securities, have amortized costs which exceed their fair values, 11 of which are in the less than 12 months category at June 30, 2014. At December 31, 2013, the Company had 46 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations with unrealized losses, 38 GSE securities have amortized costs which exceed their fair values for less than 12 months, and eight have amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value basis of the investments. Because, at period end, the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014 or at December 31, 2013.

State and Political Subdivisions. Sixteen state and political subdivision securities have amortized costs which exceeded their fair value for more than 12 months at June 30, 2014. At December 31, 2013, 31 state and political subdivision securities have an amortized cost which exceeds their fair value for less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because, at period end, the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014 or at December 31, 2013.

The amortized cost and fair values of securities available for sale at June 30, 2014 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,464	$1,464
Due after one year through five years	380	381
Due after five years through ten years	16,578	16,439
Due after ten years	61,226	60,421
Mortgage-backed securities and collateralized mortgage obligations	308,286	311,187

Total debt securities	387,934	389,892
Equity securities	50	69

	$387,984	$389,961

Gross gains on the sales of securities were $874,000 and $0 for the three months ended June 30, 2014 and 2013. Gross losses on securities available for sale were $272,000 and $0 for the three months ended June 30, 2014 and 2013. Gross gains on the sales of securities were $1,519,000 and $259,000 for the six months ended June 30, 2014 and 2013. Gross losses on securities available for sale were $320,000 and $137,000 for the six months ended June 30, 2014 and 2013.

Securities with a fair value of $223,282,000 and $241,911,000 at June 30, 2014 and December 31, 2013 were pledged to secure public funds and for other purposes as required or permitted by law.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes, as of June 30, 2014 and December 31, 2013 was as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Commercial real estate:
Owner-occupied	$105,193	$111,290
Non-owner occupied	141,143	135,953
Multi-family	28,538	22,882
Non-owner occupied residential	50,948	55,272
Acquisition and development:
1-4 family residential construction	4,172	3,338
Commercial and land development	17,445	19,440
Commercial and industrial	38,593	33,446
Municipal	59,290	60,996
Residential mortgage:
First lien	125,767	124,728
Home equity - term	20,333	20,131
Home equity - Lines of credit	81,476	77,377
Installment and other loans	5,956	6,184

	$678,854	$671,037

In order to monitor ongoing risk associated with its loan portfolio and specific loans within the segments, management uses an internal grading system. The first several rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including special mention, substandard, doubtful or loss. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. “Substandard” loans are classified as they have a well-

defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard” loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “Doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss,” there is little prospect of collecting the loan’s principal or interest and it is generally written off.

The Bank has a loan review policy and program which is designed to identify and manage risk in the lending function. The Enterprise Risk Management (“ERM”) Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the “Pass” categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.

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

The following summarizes the Bank’s ratings based on its internal risk rating system as of June 30, 2014 and December 31, 2013:

		Special	Non-Impaired	Impaired -
(Dollars in thousands)	Pass	Mention	Substandard	Substandard	Doubtful	Total
June 30, 2014
Commercial real estate:
Owner-occupied	$88,853	$3,457	$8,682	$4,201	$0	$105,193
Non-owner occupied	114,505	8,374	5,962	12,302	0	141,143
Multi-family	26,272	1,421	746	99	0	28,538
Non-owner occupied residential	39,889	6,791	2,098	2,170	0	50,948
Acquisition and development:
1-4 family residential construction	3,833	0	339	0	0	4,172
Commercial and land development	14,103	1,058	962	1,322	0	17,445
Commercial and industrial	35,118	1,600	43	1,712	120	38,593
Municipal	59,290	0	0	0	0	59,290
Residential mortgage:
First lien	121,143	0	49	4,575	0	125,767
Home equity - term	20,261	0	0	72	0	20,333
Home equity - Lines of credit	81,405	15	0	56	0	81,476
Installment and other loans	5,953	0	0	0	3	5,956

	$610,625	$22,716	$18,881	$26,509	$123	$678,854

December 31, 2013
Commercial real estate:
Owner-occupied	$92,063	$3,305	$11,360	$4,107	$455	$111,290
Non-owner occupied	107,113	6,904	14,819	7,117	0	135,953
Multi-family	20,091	2,132	337	322	0	22,882
Non-owner occupied residential	42,007	4,982	3,790	4,493	0	55,272
Acquisition and development:
1-4 family residential construction	3,292	0	46	0	0	3,338
Commercial and land development	14,118	1,433	712	3,177	0	19,440
Commercial and industrial	28,933	2,129	383	1,878	123	33,446
Municipal	60,996	0	0	0	0	60,996
Residential mortgage:
First lien	121,353	0	0	3,327	48	124,728
Home equity - term	20,024	0	0	94	13	20,131
Home equity - Lines of credit	77,187	0	9	181	0	77,377
Installment and other loans	6,184	0	0	0	0	6,184

	$593,361	$20,885	$31,456	$24,696	$639	$671,037

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

As of June 30, 2014 and December 31, 2013, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as troubled debt restructurings but that are still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.

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

The Company distinguishes substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. “Substandard” classification does not automatically meet the definition of “impaired.” A substandard loan is one that is inadequately protected by current sound worth, paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual extensions of credit classified as substandard. As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “Substandard” to be collectively evaluated for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “Substandard,” they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Generally, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2014 and December 31, 2013. Allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
	Recorded Investment	Unpaid Principal Balance	Related	Recorded Investment	Unpaid Principal Balance
(Dollars in thousands)	(Book Balance)	(Legal Balance)	Allowance	(Book Balance)	(Legal Balance)
June 30, 2014
Commercial real estate:
Owner-occupied	$322	$322	$102	$3,879	$5,003
Non-owner occupied	5,446	5,446	2,843	6,856	7,507
Multi-family	0	0	0	99	130
Non-owner occupied residential	0	0	0	2,170	2,589
Acquisition and development:
Commercial and land development	0	0	0	1,322	1,968
Commercial and industrial	0	0	0	1,832	2,039
Residential mortgage:
First lien	1,067	1,067	121	3,508	3,895
Home equity - term	0	0	0	72	73
Home equity - Lines of credit	0	0	0	56	56
Installment and other loans	3	3	3	0	0

	$6,838	$6,838	$3,069	$19,794	$23,260

December 31, 2013
Commercial real estate:
Owner-occupied	$615	$1,099	$552	$3,947	$4,575
Non-owner occupied	0	0	0	7,117	7,670
Multi-family	0	0	0	322	415
Non-owner occupied residential	0	0	0	4,493	4,836
Acquisition and development:
Commercial and land development	0	0	0	3,177	3,812
Commercial and industrial	0	0	0	2,001	2,143
Residential mortgage:
First lien	48	48	48	3,327	3,619
Home equity - term	13	13	13	94	96
Home equity - Lines of credit	0	0	0	181	183

	$676	$1,160	$613	$24,659	$27,349

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$4,069	$8	$3,041	$58
Non-owner occupied	9,641	91	2,635	36
Multi-family	260	0	0	0
Non-owner occupied residential	2,139	2	4,929	12
Acquisition and development:
1-4 family residential construction	0	0	578	0
Commercial and land development	1,360	11	2,761	2
Commercial and industrial	2,004	2	1,618	65
Residential mortgage:
First lien	3,964	30	2,601	0
Home equity - term	90	0	40	0
Home equity - lines of credit	59	0	314	0
Installment and other loans	2	0	2	0

	$23,588	$144	$18,519	$173

	Six Months Ended June 30,
	2014		2013
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$4,233	$18	$2,833	$58
Non-owner occupied	8,800	95	2,910	36
Multi-family	280	1	6	0
Non-owner occupied residential	2,923	10	5,075	15
Acquisition and development:
1-4 family residential construction	0	0	688	0
Commercial and land development	1,966	13	3,110	2
Commercial and industrial	2,003	5	1,685	65
Residential mortgage:
First lien	3,768	31	2,594	2
Home equity - term	96	0	46	0
Home equity - lines of credit	99	0	407	0
Installment and other loans	1	0	2	0

	$24,169	$173	$19,356	$178

The following presents impaired loans that are troubled debt restructurings, with the recorded investment as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	1	$194	1	$200
Non-owner occupied	2	4,187	2	4,268
Acquisition and development:
Commercial and land development	2	921	2	1,071
Residential mortgage:
First lien	8	803	1	449

	13	6,104	6	5,988

Nonaccruing:
Commercial real estate:
Owner-occupied	1	56	1	71
Non-owner occupied	1	657	1	694
Non-owner occupied residential	1	187	1	193
Commercial and industrial	1	105	2	310
Residential mortgage:
First lien	8	1,438	1	279

	12	2,443	6	1,547

	25	$8,547	12	$7,535

The loans presented above were considered troubled debt restructurings as the result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest only status, or a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For troubled debt restructurings in default of their modified terms, impairment is generally determined on a collateral dependent approach, except for accruing residential mortgage troubled debt restructurings, which are generally on the discounted cash flow approach.

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the three and six months ended June 30, 2014 and 2013:

	2014			2013
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended June 30
Acquisition and development:
Commercial and land development	0	$0	$0	1	$524	$524
Residential mortgage:
First lien	14	1,523	1,456	0	0	0

	14	$1,523	$1,456	1	$524	$524

Six Months Ended June 30
Acquisition and development:
Commercial and land development	0	$0	$0	1	$524	$524
Residential mortgage:
First lien	14	1,523	1,456	0	0	0

	14	$1,523	$1,456	1	$524	$524

The following table presents restructured loans, included in nonaccrual status, that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2014 and 2013:

	2014		2013
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended June 30
Commercial real estate:
Non-owner occupied	1	$3,495	0	$0
Residential mortgage:
First lien	1	111	0	0

	2	$3,606	0	$0

Six Months Ended June 30
Commercial real estate:
Non-owner occupied	1	$3,495	0	$0
Residential mortgage:
First lien	1	111	0	0

	2	$3,606	0	$0

No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on their delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2014 and December 31, 2013:

		Days Past Due
				90+	Total	Non-	Total
	Current	30-59	60-89	(still accruing)	Past Due	Accrual	Loans
June 30, 2014
Commercial real estate:
Owner-occupied	$101,082	$104	$0	$0	$104	$4,007	$105,193
Non-owner occupied	129,532	3,495	0	0	3,495	8,116	141,143
Multi-family	28,439	0	0	0	0	99	28,528
Non-owner occupied residential	48,734	41	3	0	44	2,170	50,948
Acquisition and development:
1-4 family residential construction	3,833	0	339	0	339	0	4,172
Commercial and land development	17,032	12	0	0	12	401	17,445
Commercial and industrial	36,756	5	0	0	5	1,832	38,593
Municipal	59,290	0	0	0	0	0	59,290
Residential mortgage:
First lien	120,581	893	398	123	1,414	3,772	125,767
Home equity - term	20,156	103	2	0	105	72	20,333
Home equity - Lines of credit	81,262	158	0	0	158	56	81,476
Installment and other loans	5,892	58	3	0	61	3	5,956

	$652,589	$4,869	$745	$123	$5,737	$20,528	$678,854

December 31, 2013
Commercial real estate:
Owner-occupied	$106,078	$742	$108	$0	$850	$4,362	$111,290
Non-owner occupied	132,913	191	0	0	191	2,849	135,953
Multi-family	22,560	0	0	0	0	322	22,882
Non-owner occupied residential	50,554	225	0	0	225	4,493	55,272
Acquisition and development:
1-4 family residential construction	3,338	0	0	0	0	0	3,338
Commercial and land development	17,289	45	0	0	45	2,106	19,440
Commercial and industrial	31,111	334	0	0	334	2,001	33,446
Municipal	60,996	0	0	0	0	0	60,996
Residential mortgage:
First lien	119,845	1,380	577	0	1,957	2,926	124,728
Home equity - term	19,966	56	2	0	58	107	20,131
Home equity - Lines of credit	76,982	214	0	0	214	181	77,377
Installment and other loans	6,095	77	12	0	89	0	6,184

	$647,727	$3,264	$699	$0	$3,963	$19,347	$671,037

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

In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of June 30, 2014 and December 31, 2013, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:

Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and the number of exceptions to loan policy and supervisory loan to value exceptions, etc.

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

Classified Loans Trends – Factors considered include the internal loan ratings of the portfolio, the severity of the ratings, and whether the loan segment’s ratings show a more favorable or less favorable trend, and underlying market conditions and their impact on the collateral values securing the loans.

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

Activity in the allowance for loan losses for the three months ended June 30, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2014
Balance, beginning of period	$13,719	$474	$919	$244	$15,356	$3,112	$126	$3,238	$1,903	$20,497
Provision for loan losses	645	407	(224)	(66)	762	(741)	81	(660)	(102)	0
Charge-offs	(415)	(34)	(55)	0	(504)	(16)	(54)	(70)	0	(574)
Recoveries	104	5	353	0	462	7	33	40	0	502

Balance, end of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425

June 30, 2013
Balance, beginning of period	$12,165	$2,614	$1,353	$285	$16,417	$3,388	$112	$3,500	$2,000	$21,917
Provision for loan losses	630	(2,080)	(366)	(31)	(1,847)	604	38	642	(195)	(1,400)
Charge-offs	(1,535)	1	(114)	0	(1,648)	(225)	(26)	(251)	0	(1,899)
Recoveries	28	1,411	2	0	1,441	29	10	39	0	1,480

Balance, end of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098

Activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	1,383	211	(164)	(66)	1,364	(1,222)	125	(1,097)	(267)	0
Charge-offs	(674)	(34)	(64)	0	(772)	(209)	(121)	(330)	0	(1,102)
Recoveries	129	5	357	0	491	13	58	71	0	562

Balance, end of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425

June 30, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	157	(2,826)	(658)	31	(3,296)	1,749	69	1,818	78	(1,400)
Charge-offs	(2,677)	(144)	(114)	0	(2,935)	(263)	(46)	(309)	0	(3,244)
Recoveries	89	1,414	12	0	1,515	35	26	61	0	1,576

Balance, end of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation for each at June 30, 2014 and December 31, 2013:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2014
Loans allocated by:
Individually evaluated for impairment	$18,772	$1,322	$1,832	$0	$21,926	$4,703	$3	$4,706	$0	$26,632
Collectively evaluated for impairment	307,050	20,295	36,761	59,290	423,396	222,873	5,953	228,826	0	652,222

	$325,822	$21,617	$38,593	$59,290	$445,322	$227,576	$5,956	$233,532	$0	$678,854

Allowance for loan losses allocated by:
Individually evaluated for impairment	$2,945	$0	$0	$0	$2,945	$121	$3	$124	$0	$3,069
Collectively evaluated for impairment	11,108	852	993	178	13,131	2,241	183	2,424	1,801	17,356

	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425

December 31, 2013
Loans allocated by:
Individually evaluated for impairment	$16,494	$3,177	$2,001	$0	$21,672	$3,663	$0	$3,663	$0	$25,335
Collectively evaluated for impairment	308,903	19,601	31,445	60,996	420,945	218,573	6,184	224,757	0	645,702

	$325,397	$22,778	$33,446	$60,996	$442,617	$222,236	$6,184	$228,420	$0	$671,037

Allowance for loan losses allocated by:
Individually evaluated for impairment	$552	$0	$0	$0	$552	$61	$0	$61	$0	$613
Collectively evaluated for impairment	12,663	670	864	244	14,441	3,719	124	3,843	2,068	20,352

	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

NOTE 4. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is generally no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2010.

Included in the balance sheet at June 30, 2014 and December 31, 2013, are tax positions related to loan charge-offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

The components of income tax expense for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Current year provision:
Federal	$0	$30	$0	$60
State	0	0	0	0
Deferred tax expense	583	719	838	788
Valuation allowance on deferred taxes	(583)	(719)	(838)	(788)

Net income tax expense	$0	$30	$0	$60

The provision for income taxes includes $211,000 and $0 of applicable income tax expense related to net security gains for the three months ended June 30, 2014 and 2013. The provision for income taxes includes $420,000 and $43,000 of applicable income tax expense related to net securities gains for the six months ended June 30, 2014 and 2013.

The components of the net deferred tax asset, included in other assets, are as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$7,625	$7,776
Deferred compensation	518	510
Retirement plans and salary continuation	1,640	1,585
Stock compensation	194	191
Off balance sheet reserves	219	204
Nonaccrual loan interest	199	341
Net unrealized losses on securities available for sale	0	2,592
Goodwill	169	184
Low income housing credit carryforward	1,259	1,022
Alternative minimum tax credit carryforward	664	664
Charitable contribution carry forward	351	333
Net operating loss carryforward	7,181	8,169
Other	181	178

Total deferred tax assets	20,200	23,749
Valuation allowance	(18,126)	(18,964)

	2,074	4,785

Deferred tax liabilities:
Depreciation	1,024	1,116
Net unrealized gains on securities available for sale	692	0
Purchase accounting adjustments	457	495
Other	593	582

Total deferred tax liabilities	2,766	2,193

Net deferred tax asset (liability)	$(692)	$2,592

As of June 30, 2014, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2019, 2034 and 2032, respectively.

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

Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at June 30, 2014 and December 31, 2013.

Accordingly, a full valuation allowance for the net amount of the deferred tax assets, which represented future deductible temporary differences on our tax returns, was established at June 30, 2014 and December 31, 2013. Primary factors contributing to this determination included:

•	The Company has exhausted all of its carryback availability to 2010 – 2011, as we had recognized current federal income tax receivable which fully offset 2010 and 2011’s taxable income.

•	While improvement is evident, as of June 30, 2014 and December 31, 2013, the Company was in a three-year cumulative loss position, representing significant negative evidence against the realizability of the deferred tax asset.

Although improvement is recognized, given the uncertainty of the economy and in the event economic and real estate conditions decline, additional losses may result in our loan portfolio above those already provided for. As a result, we have placed less weight on our current forecast of earnings until the point where we demonstrate sustainable additional earnings for the realization of the deferred tax asset.

NOTE 5. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

On January 8, 2013, the Company filed a shelf registration statement on Form S-3 with the Commission covering an aggregate of up to $80,000,000 worth of common stock, preferred stock, and warrants. To date, the Company has not issued any securities registered under this shelf registration statement.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2014 and December 31, 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s actual capital ratios as of June 30, 2014 and December 31, 2013 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$109,588	15.6%	$56,185	8.0%	n/a	n/a
Orrstown Bank	108,102	15.4%	56,153	8.0%	$70,191	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	100,658	14.3%	28,092	4.0%	n/a	n/a
Orrstown Bank	99,177	14.1%	28,076	4.0%	42,114	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	100,658	8.5%	47,335	4.0%	n/a	n/a
Orrstown Bank	99,177	8.4%	47,358	4.0%	59,198	5.0%
December 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$104,637	15.0%	$55,926	8.0%	n/a	n/a
Orrstown Bank	102,806	14.7%	55,893	8.0%	$69,866	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	95,741	13.7%	27,963	4.0%	n/a	n/a
Orrstown Bank	93,915	13.4%	27,947	4.0%	41,920	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	95,741	8.1%	47,058	4.0%	n/a	n/a
Orrstown Bank	93,915	8.0%	47,077	4.0%	58,846	5.0%

On March 22, 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Philadelphia (the “Written Agreement”) and the Bank entered into a Consent Order with the Pennsylvania Department of Banking, now the Pennsylvania Department of Banking and Securities (“PDB”). On April 21, 2014, the PDB terminated its Consent Order, which was replaced with a Memorandum of Understanding (“MOU”) by and between the Bank and the PDB. The MOU, an informal regulatory action, is considered by the PDB as a lower level of regulatory action than the Consent Order.

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

The MOU requires the Bank to, among other things, submit and provide periodic updates to: (i) a business/strategic plan covering a three year period; (ii) a Profit and Budget Plan and certain capital plans; and (iii) a written plan for the continued reduction of adversely classified assets. Under the MOU, the Bank must continue to take steps necessary, consistent and with sound banking practices, to eliminate and /or correct all deficiencies specifically cited by regulators in certain reports of examination and furnish written progress reports covering the MOU. The MOU keeps in place restrictions on extending, renewing, or restructuring any credit to or for the benefit of certain borrowers whose loans have been criticized by regulators, while maintaining certain related documentation, and declaring or paying any cash dividends without the written approval of the PDB. The Bank is required to submit a written plan to strengthen Board oversight of management and Bank operations, including credit administration, credit risk management, loan review, enterprise risk management, capital, and earnings, and have and retain qualified management, substantially similar to the requirement contained in the Written Agreement. The Bank must also submit an updated written summary of the status of Bank progress in implementing its ERM program and credit risk management plan, with provisions for enhanced monitoring and control of problem assets and oversight of the loan review function.

The Company and the Bank have developed and continue to implement strategies and action plans with the intention of meeting the requirements of the Written Agreement and the MOU. As part of its efforts on complying with the terms of the Written Agreement and the MOU, the Bank has filed a capital plan with the Federal Reserve Bank and the PDB.

The Written Agreement will continue until terminated by the Federal Reserve Bank, and the MOU will continue until terminated by the PDB.

NOTE 6. EARNINGS PER SHARE

Earnings per share for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$2,873	$3,408	$4,851	$4,968

Weighted average shares outstanding (basic)	8,110	8,091	8,109	8,088
Impact of common stock equivalents	0	0	0	0

Weighted average shares outstanding (diluted)	8,110	8,091	8,109	8,088

Per share information:
Basic earnings per share	$0.35	$0.42	$0.60	$0.61
Diluted earnings per share	0.35	0.42	0.60	0.61

Stock options amounting to 196,000 and 242,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2014 and 2013 as their exercise would have been antidilutive as the exercise price exceeded the average market value. Stock options amounting to 201,000 and 243,000 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2014 and 2013 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

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

	Contract or Notional Amount
	June 30,	December 31,
(Dollars in thousands)	2014	2013
Commitments to fund:
Revolving, open ended home equity loans	$83,389	$86,253
1-4 family residential construction loans	1,917	2,657
Commercial real estate, construction and land development loans	4,661	2,961
Commercial, industrial and other loans	30,234	45,629
Standby letters of credit	23,733	6,267

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of June 30, 2014 and December 31, 2013, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve in other liabilities totaling $590,000 and $529,000 at June 30, 2014 and December 31, 2013 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended June 30, 2014 and 2013, $131,000 and ($122,000) was expensed (recovered) through noninterest expense for this exposure and for the six months ended June 30, 2014 and 2013, the amount expensed (recovered) was $61,000 and ($146,000).

The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program with limited recourse was $58,211,000 and $61,862,000 at June 30, 2014 and December 31, 2013, with limited recourse back to the Company on these loans of $8,508,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF Program or recovering amounts previously charged off, with a resulting charge (recovery) of ($35,000) and 122,000 for the three months ended June 30, 2014 and 2013, and $17,000 and $96,000 for the six months ended June 30, 2014 and 2013. These amounts, charged to other expenses represent an estimate of the Company’s loss under its recourse exposure.

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

The Company had no fair value liabilities measured on a recurring basis at June 30, 2014 and December 31, 2013. A summary of assets at June 30, 2014 and December 31, 2013, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2014
Securities available for sale:
U.S. Government Agencies	$0	$24,408	$0	$24,408
U.S. Government Sponsored Enterprises (GSE)	0	1,464	0	1,464
States and political subdivisions	0	52,833	0	52,833
GSE residential mortgage-backed securities	0	157,345	0	157,345
GSE residential collateralized mortgage obligations (CMOs)	0	88,627	0	88,627
GSE commercial CMOs	0	65,215	0	65,215

Total debt securities	0	389,892	0	389,892
Equity securities - financial services	0	69	0	69

Total securities	$0	$389,961	$0	$389,961

	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2013
Securities available for sale:
U.S. Government Agencies	$0	$25,451	$0	$25,451
U.S. Government Sponsored Enterprises (GSE)	0	13,714	0	13,714
States and political subdivisions	0	71,544	0	71,544
GSE residential mortgage-backed securities	0	198,619	0	198,619
GSE residential collateralized mortgage obligations (CMOs)	0	40,532	0	40,532
GSE commercial CMOs	0	57,014	0	57,014

Total debt securities	0	406,874	0	406,874
Equity securities - financial services	0	69	0	69

Total securities	$0	$406,943	$0	$406,943

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the allowance for loan losses or partial charge-offs were $5,923,000 and $3,238,000 at June 30, 2014 and December 31, 2013.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at June 30, 2014 and December 31, 2013 were $420,000 and $411,000.

A summary of assets at June 30, 2014 and December 31, 2013 measured at fair value on a nonrecurring basis is as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2014
Impaired loans, net	$0	$0	$8,485	$8,485
Foreclosed real estate	0	0	825	825

December 31, 2013
Impaired loans, net	$0	$0	$6,457	$6,457
Foreclosed real estate	0	0	558	558

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2014
Impaired loans	$8,485	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

Foreclosed real estate	825	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-25% discount
December 31, 2013
Impaired loans	$6,457	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

Foreclosed real estate	558	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount

			Management adjustments for liquidation expenses	5%-10% discount

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

Off-Balance-Sheet Instruments

The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Financial Assets
Cash and due from banks	$13,423	$13,423	$13,423	$0	$0
Interest bearing deposits with banks	26,589	26,589	26,589	0	0
Restricted investments in bank stock	9,277	9,277	0	0	9,277
Securities available for sale	389,961	389,961	0	389,961	0
Loans held for sale	2,109	2,109	0	2,109	0
Loans, net of allowance for loan losses	658,429	668,110	0	0	668,110
Accrued interest receivable	2,955	2,955	0	0	2,955
Mortgage servicing rights	2,740	2,934	0	0	2,934
Financial Liabilities
Deposits	981,705	982,242	0	982,242	0
Short-term borrowings	53,920	53,920	0	53,920	0
Long-term debt	15,354	16,153	0	16,153	0
Accrued interest payable	298	298	0	298	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2013
Financial Assets
Cash and due from banks	$12,995	$12,995	$12,995	$0	$0
Interest bearing deposits with banks	24,565	24,565	24,565	0	0
Restricted investments in bank stock	9,921	9,921	0	0	9,921
Securities available for sale	406,943	406,943	0	406,943	0
Loans held for sale	1,936	1,936	0	1,936	0
Loans, net of allowance for loan losses	650,072	655,122	0	0	655,122
Accrued interest receivable	3,400	3,400	0	0	3,400
Mortgage servicing rights	2,806	3,090	0	0	3,090
Financial Liabilities
Deposits	1,000,390	1,002,235	0	1,002,235	0
Short-term borrowings	59,032	59,032	0	59,032	0
Long-term debt	16,077	16,645	0	16,645	0
Accrued interest payable	333	333	0	333	0
Off-balance sheet instruments	0	0	0	0	0

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

On March 4, 2013, SEPTA filed an amended complaint. The amended complaint expands the list of defendants in the action to include the Company’s former independent registered public accounting firm and the underwriters of the Company’s March 2010 public offering of common stock. In addition, among other things, the amended complaint extends the purported 1934 Exchange Act class period from March 15, 2010 through April 5, 2012.

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

Overview

The Company is a bank holding company that has elected status as a financial holding company, with a wholly-owned bank subsidiary, Orrstown Bank. At June 30, 2014, the Company had total assets of $1,167,308,000, total liabilities of $1,064,856,000 and total shareholders’ equity of $102,452,000. Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. The economic recovery has been slower than anticipated, but signs of growth have continued into the second quarter of 2014. However, the continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may impact the Company’s results in the future. American households are being affected by higher fuel and food costs, which affects household spending and may slow economic growth. During the middle of 2013, mortgage interest rates rose, leading to a reduction in the number of customers refinancing their residential mortgages which contributed to lower revenues.

Caution About Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions, and other risks and uncertainties, including those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and this Quarterly Report on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.

The following is a discussion of our consolidated financial condition at June 30, 2014 and results of operations for the three and six months ended June 30, 2014 and 2013. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.

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

The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify its judgment in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s prior cumulative taxable losses, projections for future taxable income and other available evidence, management determined that there was not sufficient positive evidence to outweigh the cumulative loss, and concluded it was not more likely than not that the net deferred tax asset would be realized. Accordingly, a full valuation allowance was recorded at June 30, 2014 and December 31, 2013. Management will continue to update its analysis quarterly, and after a period of sustainable taxable income, the valuation allowance may be reversed in part or in total. However, there can be no assurance that there will be a future reversal of all or any portion of the valuation allowance on our deferred tax asset.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2014 COMPARED TO QUARTER ENDED JUNE 30, 2013

Summary

The Company recorded net income of $2,873,000 for the second quarter of 2014 compared to net income of $3,408,000 for the same period in 2013. Basic and diluted earnings per share (EPS) for the second quarter of 2014 were $0.35, compared to $0.42 for the second quarter of 2013. Net interest income of $8,500,000 was $799,000 higher for the three months ended June 30, 2014 than in 2013. As a result of the improvement in the Company’s asset quality and earnings performance, the Company was able to invest its excess liquidity previously kept in interest bearing bank balances into higher yielding securities and its loan portfolio. In addition, lower average balances of nonaccrual loans allowed for greater recognition of interest income. Net income for the three months ended June 30, 2013 was favorably influenced by a negative provision for loan losses of $1,400,000 with no similar benefit in 2014. Net income for the three months ended June 30, 2014 benefited from higher levels of gains on sales of securities and real estate owned, which, in the aggregate, were $893,000 higher than the three months ended June 30, 2013.

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

The table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the quarters ended June 30, 2014 and 2013.

For the three months ended June 30, 2014, net interest income measured on a fully tax equivalent basis increased $788,000 to $8,901,000 from $8,113,000 in the corresponding period in 2013. The primary reason for the increase in net interest income was an increase in the rates on interest earning assets coupled with being able to lower the cost of funds, or interest bearing liabilities.

Interest income earned on loans decreased from $8,140,000 for the quarter ended June 30, 2013 to $7,589,000 for the same period in 2014, a $551,000 decline. The primary reason for the decline was a decrease in rates earned from 4.84% in the quarter ended June 30, 2013 to 4.49% in the same period in 2014. Offset by an increase in the average balance of loans from $674,847,000 for the second quarter of 2013 to $677,963,000 for the same period in 2014. Competitive market conditions have led to slower growth opportunities, while also leading to lower interest rates of returns.

Securities interest income increased $1,179,000 to $2,390,000 for the quarter ended June 30, 2014, from $1,211,000 for the same period in 2013. The average balance on securities has increased from $370,675,000 in the second quarter of 2013 to $432,335,000 for the same period in 2014. Rates earned on securities increased from a tax equivalent yield of 1.31% for the three months ended June 30, 2013 to 2.22% in the same period in 2014.

Interest expense on deposits and borrowings for the three months ended June 30, 2014 was $1,085,000, a decrease of $203,000, from $1,288,000 in the same period in 2013. The Company’s cost of funds on interest bearing liabilities has declined to 0.46% for the quarter ended June 30, 2014 from 0.53% for the same period in 2013. The interest rate environment has allowed the Company to lower the rates offered on its savings accounts, and as time deposits and long-term debt mature, it has also been able to replace the funds at slightly lower rates.

The Company’s net interest spread of 3.11% increased 28 basis points in the quarter ended June 30, 2014 as compared to the same period in 2013. Net interest margin for the quarter ended June 30, 2014 was 3.18%, a 28 basis point increase from 2.90% for the quarter ended June 30, 2013.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the quarters ended June 30, 2014 and 2013:

	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$12,375	$7	0.24%	$78,150	$50	0.26%
Securities	432,335	2,390	2.22	370,675	1,211	1.31
Loans	677,963	7,589	4.49	674,847	8,140	4.84

Total interest-earning assets	1,122,673	9,986	3.57	1,123,672	9,401	3.36

Other assets	61,222			72,908

Total	$1,183,895			$1,196,580

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$484,709	$208	0.17	$480,467	$191	0.16
Savings deposits	84,749	34	0.16	78,897	32	0.17
Time deposits	311,890	718	0.92	365,983	916	1.00
Short term borrowings	44,284	31	0.28	16,236	8	0.20
Long term debt	23,146	94	1.63	35,671	141	1.59

Total interest bearing liabilities	948,778	1,085	0.46	977,254	1,288	0.53

Non-interest bearing demand deposits	122,584			119,244
Other	13,615			11,292

Total Liabilities	1,084,977			1,107,790
Shareholders’ Equity	98,918			88,790

Total	$1,183,895			$1,196,580

Net interest income (FTE)/net interest spread		8,901	3.11%		8,113	2.83%

Net interest margin			3.18%			2.90%

Tax-equivalent adjustment		(401)			(412)

Net interest income		$8,500			$7,701

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The Company recorded no provision for loan losses for the three months ended June 30, 2014, compared to a negative provision, or a reversal of amounts previously provided, of $1,400,000 for the three months ended June 30, 2013. During the second quarter of 2013, the Company received payments on classified loans with partial charge-offs previously recorded. As these payments received during the second quarter of 2013 exceeded the carrying value of the related loans, the excess was included in recoveries of loan amounts previously charged off. As the allowance for loan losses was deemed adequate prior to those recoveries, the amount of the recoveries was recorded as a negative provision for loan losses. For the three months ended June 30, 2014, net charge-offs totaled $72,000. Both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses. The favorable historical charge-off data combined with relatively stable economic and market conditions has resulted in the determination that no additional provision for loan losses was required to replenish the net charge-offs recorded and additional reserves needed on impaired loans during the three months ended June 30, 2014.

See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income, excluding securities gains, totaled $4,536,000 for the three months ended June 30, 2014, compared to $4,664,000 for the same period in 2013. Several factors contributed to the change in revenues for the second quarter of 2014 compared to the same period in 2013, as noted below.

•	The Company experienced a decline in service charges on deposits and other services charges from $1,723,000 for the three months ended June 30, 2013 to $1,659,000 for the same period in 2014. This decline reflects trends noted in more conservative consumer spending behavior.

•	Orrstown Financial Advisors revenues, which included trust and estate fees and brokerage income, totaled $1,788,000 for the three months ended June 30, 2014 compared to $1,590,000 for the three months ended June 30, 2013, an increase of 12.5%. Favorable market conditions led to higher trading and related commissions, as well as elevated estate fees recorded during the period.

•	In several recent quarters, mortgage interest rates were rising, leading to a reduction in the number of customers refinancing their residential mortgages and home sales in the Company’s primary market area have decreased. These events have resulted in lower mortgage banking income, which totaled $562,000 for the three months ended June 30, 2014, a decline of 49.1% from $1,105,000 in the same period of 2013. The higher interest rate environment positively impacted 2013’s results as the fair value of our mortgage servicing rights improved, which allowed for the recovery of $296,000 of our impairment reserve in the second quarter of 2013, with no similar recovery in the same period in 2014.

•	Other income for the three months ended June 30, 2014 of $289,000, was principally comprised of gains in sale of real estate owned totaling $259,000. The other income for the three months ended June 30, 2013, included a loss on sale of real estate owned of $32,000.

Securities gains totaled $602,000 for the three months ended June 30, 2014 compared to $0 for the same period in 2013. For the most recent period, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to reduce interest rate risk while maintaining earnings from our securities portfolio.

Noninterest Expenses

Noninterest expenses amounted to $10,765,000 for the three months ended June 30, 2014, compared to $10,327,000 for the corresponding prior year period, an increase of 4.2%. The changes in certain components of noninterest expenses between the quarters ended June 30, 2014 and 2013, as described below, are reflective of the Company’s investments to build a stronger foundation for future growth and to better serve the needs of our customers, combined with improvements in financial condition and asset quality.

•	As the Company began to introduce new product offerings, improve the effectiveness of alternate delivery channels and enter new markets, it experienced increased occupancy, furniture and equipment, and data processing expenses. For the three months ended June 30, 2014, these expenses totaled $1,730,000, an increase of 17.4% over the $1,473,000 for the same period in 2013. In December 2013, the Company outsourced its core processing system to a third party provider, to capitalize on additional products and services that the provider offers. In connection with the migration to the new platform, upgrades in certain equipment were also required. In the fourth quarter of 2013, the Company opened its financial services facility office in Lancaster, Pennsylvania, resulting in a full quarter of occupancy charges in the second quarter of 2014, with no corresponding charge in the same period in 2013.

•	Salaries and employee benefits totaled $5,879,000 for the three months ended June 30, 2014, an increase of 9.1% over the same period in 2013, and a 1.2% increase over the first quarter of 2014. The increase in salaries and benefits is primarily the result of additions to staff that were hired in the latter part of 2013, allowing for enhanced risk management processes and practices and greater depth in the information technology and operations departments, and less reliance on outside consultants. As previously announced, the Company eliminated 32 positions in its operations and retail staff in the second quarter of 2014, and incurred approximately $150,000 of charges in connection with this reduction in workforce in the second quarter of 2014. The 1.2% increase in salaries and benefits for the three months ended June 30, 2014 as compared to the first three months of 2014 was the result of company-wide merit increases which took effect in the second quarter, severance charges, and work through dates of severed employees through the second quarter as the Company transitioned work responsibilities. It is anticipated that greater savings from the workforce reduction will result in the third quarter of 2014.

•	Advertising and bank promotions expense decreased $56,000 to $218,000 for the three months ended June 30, 2014 from $274,000 for the same period in 2013. Advertising and bank promotions were used to advance the Company’s growth initiatives and introduction of new products and services, including the Bank’s first ever advertising on television and increased direct mail efforts. The Company accelerated some of its planned annual marketing spending into the first quarter of 2014, which resulted in lower marketing expenses in the second quarter of 2014 in comparison to the same period in the prior year.

•	FDIC insurance expense decreased $267,000 to $359,000 for the three months ended June 30, 2014 compared to $626,000 for the same period in 2013. The 42.7% decrease is primarily the result of a lower assessment rate, as the Company’s risk profile improved.

•	Taxes, other than income, decreased from $244,000 for the second quarter of 2013 to $156,000 for the second quarter in 2014, due to a change in the assessment rate and methodology for state bank shares tax.

The Company’s efficiency ratio increased slightly for the three months ended June 30, 2014 to 81.1% compared to 80.1% for the same period in 2013. The higher, or less favorable, ratio between the periods presented was primarily the result of higher noninterest expenses in comparison to the increases noted in revenues. The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization and other real estate income and expenses.

Income Tax Expense

Income tax expense totaled $0 for the three months ended June 30, 2014, compared to $30,000 for the three months ended June 30, 2013. During the third quarter of 2012, an evaluation was completed on the net deferred tax asset that existed at that time, which principally resulted from credit and credit related losses and expenses that the Company had experienced. As a result of the taxable losses that were generated during 2012, and our inability to fully offset the tax to the two preceding carryback years allowed by tax regulation, our net deferred tax asset was dependent on tax planning strategies and future taxable income. Based on forecasted taxable income at that time, combined with limited available tax planning strategies, we were not able to conclude that the deferred tax asset would more likely than not be realized in its entirety, and as such, a valuation allowance was established for the full amount beginning in the third quarter of 2012, which resulted in a charge at that time of $19,872,000. As of June 30, 2014, while improvements have been noted in our operating results, we continue to believe that the valuation allowance is appropriate. The evaluation is updated quarterly and if the Company continues to experience profitability, reversal of the valuation in part, or in full, becomes more likely. The tax expense in 2013 pertains to estimated federal alternative minimum tax.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Summary

The Company recorded net income of $4,851,000 for the six months ended June 30, 2014 compared to net income of $4,968,000 for the same period in 2013. Basic and diluted EPS for the six months ended June 30, 2014 were $0.60, compared to $0.61 for the six months ended June 30, 2013. As a result of the improvement in the Company’s asset quality and earnings performance, the Company was able to invest its excess liquidity previously kept in interest bearing bank balances into higher yielding securities and its loan portfolio. In addition, lower average balances of nonaccrual loans allowed for greater recognition of interest income.

Net Interest Income

The table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the six months ended June 30, 2014 and 2013.

For the six months ended June 30, 2014, net interest income measured on a fully tax equivalent basis increased $1,168,000 to $17,843,000 from $16,675,000 in the corresponding period in 2013. The primary reason for the increase in net interest income was an increase in the rates on interest earning assets coupled with being able to lower the cost of funds, or interest bearing liabilities.

Interest income earned on loans decreased from $16,669,000 for the quarter ended June 30, 2013 to $15,330,000 for the same period in 2014, a $1,339,000 decline. The primary reason for the decline was the average balance of loans decreased from $684,835,000 for the six months ended June 30, 2013 to $675,178,000 for the same period in 2014, and a decrease in rates earned from 4.91% in the quarter ended June 30, 2013 to 4.58% in the same period in 2014. Loans paying off at higher rates than the new loans originated, as well as competitive market conditions have led to the decline in interest rates.

Securities interest income increased $2,108,000 to $4,668,000 for the six months ended June 30, 2014, from $2,560,000 for the same period in 2013. The average balance on securities has increased from $356,453,000 for the six months ended June 30, 2013 to $422,703,000 for the same period in 2014. Rates earned on securities increased from a tax equivalent yield of 1.45%

for the six months ended June 30, 2013 to 2.23% in the same period in 2014. Investments in higher yielding securities, as well as slower prepayment speeds on mortgage-backed securities led to an increase in yields earning on securities.

Interest expense on deposits and borrowings for the six months ended June 30, 2014 was $1,916,000, a decrease of $447,000, from $2,363,000 in the same period in 2013. The Company’s cost of funds on interest bearing liabilities has declined to 0.46% for the six months ended June 30, 2014 from 0.55% for the same period in 2013. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings, and as time deposits and long-term debt mature, it has also been able to replace the funds at slightly lower rates.

The Company’s net interest spread of 3.17% increased 26 basis points for the six months ended June 30, 2014 as compared to the same period in 2013. Net interest margin for the six months ended June 30, 2014 was 3.24%, a 26 basis point increase from 2.98% for the six months ended June 30, 2013.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the six months ended June 30, 2014 and 2013:

	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$12,637	$15	0.24%	$86,456	$111	0.26%
Securities	422,703	4,668	2.23	356,453	2,560	1.45
Loans	675,178	15,330	4.58	684,835	16,669	4.91

Total interest-earning assets	1,110,518	20,013	3.63	1,127,744	19,340	3.46

Other assets	61,101			71,557

Total	$1,171,619			$1,199,301

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$481,556	$394	0.16	$481,427	$408	0.17
Savings deposits	82,586	67	0.16	77,204	63	0.16
Time deposits	311,295	1,455	0.94	375,237	1,892	1.02
Short term borrowings	47,484	64	0.27	13,591	14	0.21
Long term debt	20,551	190	1.86	36,496	288	1.59

Total interest bearing liabilities	943,472	2,170	0.46	983,955	2,665	0.55

Non-interest bearing demand deposits	119,415			115,846
Other	12,289			11,257

Total Liabilities	1,075,176			1,111,058
Shareholders’ Equity	96,443			88,243

Total	$1,171,619			$1,199,301

Net interest income (FTE)/net interest spread		17,843	3.17%		16,675	2.91%

Net interest margin			3.24%			2.98%

Tax-equivalent adjustment		(827)			(867)

Net interest income		$17,016			$15,808

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses

The Company recorded no provision for loan losses for the six months ended June 30, 2014. The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $1,400,000 for the six months ended June 30, 2013. In the past six quarters, the Company has recorded net recoveries of $409,000, which has resulted in favorable net charge-off ratios during this period. Both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses. The favorable historical charge-off data combined with stable economic and market conditions has resulted in the determination that no additional provision for loan losses was required to replenish the net charge-offs recorded during the second quarter of 2014.

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

Noninterest Income

Noninterest income, excluding securities gains, totaled $8,377,000 for the six months ended June 30, 2014, compared to $8,974,000 for the same period in 2013. Several factors contributed to the change in revenues for the second quarter of 2014 compared to the same period in 2013, as noted below.

•	The Company experienced a decline in service charges on deposits and other services charges from $3,365,000 for the six months ended June 30, 2013 to $3,116,000 for the same period in 2014. This decline reflects trends noted in more conservative consumer spending behavior and lower loan balances.

•	Brokerage income of $1,017,000 for the six months ended June 30, 2014 represented a decrease of $59,000 from the same period in 2013, due primarily to elevated commission volumes on insurance products in 2013. Partially offsetting these unfavorable variances were trust fees generated by Orrstown Financial Advisors, which totaled $2,427,000 for the six months ended June 30, 2014, an increase of 6.5% from the same period in 2013, partially attributable to higher estate fees in 2014 as compared to 2013.

•	During the past several quarters, mortgage interest rates have risen, leading to a reduction in the number of customers refinancing their residential mortgages and home sales in the Company’s primary market have decreased. These events have resulted in an $836,000 decline in mortgage banking revenues to $1,021,000 for the six months ended June 30, 2014 compared to the same period in 2013. The high interest rate environment positively impacted 2013’s results as the fair value of our mortgage servicing rights improved, which allowed for the recovery of $364,000 of our impairment reserve in the first six months of 2013, with no similar recovery in the same period in 2014.

•	Other income of $324,000 for the six months ended June 30, 2013 was a $406,000 improvement on the $82,000 loss reported for the same period in 2013. The primary reason for the increase was due to $259,000 in gains on sales of other real estate owned for the six months ended June 30, 2014, compared to $158,000 in losses recorded for the same period in 2013.

Securities gains totaled $1,199,000 for the six months ended June 30, 2014 compared to $122,000 for the same period in 2013. For both periods, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to reduce interest rate risk while maintaining earnings from our securities portfolio.

Noninterest Expenses

Noninterest expenses amounted to $21,741,000 for the six months ended June 30, 2014, compared to $21,276,000 for the corresponding prior year period. The changes in certain components of noninterest expenses between the quarters ended June 30, 2013 and 2014, as described below.

•	For the six months ended June 30, 2014, furniture and equipment, data processing, and occupancy expenses totaled $3,582,000, an increase of 22.4% over the $2,926,000 for the same period in 2013. In December 2013, the Company outsourced its core processing system to a third party provider, to capitalize on additional products and services that the outsourced solution offered. In connection with the migration to the new platform, upgrades in certain equipment were also required. In the fourth quarter of 2013, the Company opened its financial services facility office in Lancaster, Pennsylvania, resulting in a full six months of occupancy charges in the first three months of 2014, with no corresponding charge in the same period in 2013.

•	Salaries and employee benefits totaled $11,691,000 for the six months ended June 30, 2014, compared to $11,133,000 for the six months ended June 30, 2013, an increase of $558,000, or 5.0%. The increase in salaries and benefits is primarily the result of additions to staff that were hired in the latter part of 2013, allowing for enhanced risk management processes and practices and greater depth in the information technology and operations departments, and less reliance on outside consultants.

•	Advertising and bank promotions expense increased $158,000 to $643,000 for the six months ended June 30, 2014 from $485,000 for the same period in 2013. Advertising and bank promotions were used to advance the Company’s growth initiatives and introduction of new products and services, including the Bank’s first ever advertising on television and increased direct mail efforts.

•	FDIC insurance expense decreased $468,000 to $823,000 for the six months ended June 30, 2014 compared to $1,291,000 for the same period in 2013. The 36.3% decrease is primarily the result of a lower assessment rate, as the Company’s risk profile improved.

•	Professional service fees, including loan review assistance, legal fees and accounting expenses, have decreased $162,000 to $1,176,000 for the six months ended June 30, 2014, from $1,338,000 in the same period in 2013. The decrease was primarily the result of costs associated with the settlement of litigation which were incurred during the quarter ended March 31, 2013, with no similar charge in 2014.

•	Taxes, other than income, decreased from $488,000 for the three months ended June 30, 2013 to $314,000 for the same period in 2014, due to a change in the assessment rate and methodology for state bank shares tax.

The Company’s efficiency ratio increased for the six months ended June 30, 2014 to 83.1%, compared to 81.8% for the same period in 2013. The higher, or less favorable, ratio between the two periods was primarily the result of higher noninterest expenses in comparison to the increases noted in revenues.

Income Tax Expense

Income tax expense totaled $0 and $60,000 for the six months ended June 30, 2014 and 2013, on pre-tax income of $4,851,000, and $5,028,000 for the six months ended June 30, 2014 and 2013. As a result of our net operating loss carry forwards, combined with a full valuation allowance on its net deferred tax asset, no income tax expense was recognized for the six months ended June 30, 2014. The net expense in 2013 pertains to estimated federal alternative minimum tax.

FINANCIAL CONDITION

A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.

Securities Available for Sale

The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of June 30, 2014, securities available for sale were $389,961,000, a decrease of $16,982,000, from December 31, 2013’s balance of $406,943,000. Many of the securities have monthly cash flows which will provide cash flow to fund loan growth as the loan pipeline expands.

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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of June 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial real estate:
Owner-occupied	$105,193	$111,290
Non-owner occupied	141,143	135,953
Multi-family	28,538	22,882
Non-owner occupied residential	50,948	55,272
Acquisition and development:
1-4 family residential construction	4,172	3,338
Commercial and land development	17,445	19,440
Commercial and industrial	38,593	33,446
Municipal	59,290	60,996
Residential mortgage:
First lien	125,767	124,728
Home equity - term	20,333	20,131
Home equity - Lines of credit	81,476	77,377
Installment and other loans	5,956	6,184

	$678,854	$671,037

The loan portfolio at June 30, 2014 of $678,854,000 reflected an increase of $7,816,000 from $671,037,000 at December 31, 2013. Growth was achieved in the portfolio despite active loan collection efforts, in which the Company collected $9,400,000 in pay downs/payoffs, charge-offs or foreclosure on nonaccrual loans during the six months ended June 30, 2014. Current economic and market conditions in the Company’s markets have tempered loan growth, and competition for new business opportunities remains strong.

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

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of June 30, 2014, December 31, 2013 and June 30, 2013. Relevant asset quality ratios are also presented.

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Nonaccrual loans (cash basis)	$20,528	$19,347	$18,047
Other real estate (OREO)	1,415	987	1,072

Total nonperforming assets	21,943	20,334	19,119
Restructured loans still accruing	6,104	5,988	1,691
Loans past due 90 days or more and still accruing	123	0	0

Total risk assets	$28,170	$26,322	$20,810

Loans 30-89 days past due	$5,614	$3,963	$3,233

Asset quality ratios:
Nonaccrual loans to loans	3.02%	2.88%	2.68%
Nonperforming assets to assets	1.88%	1.73%	1.60%
Total nonperforming assets to total loans and OREO	3.23%	3.03%	2.84%
Total risk assets to total loans and OREO	4.14%	3.92%	3.09%
Total risk assets to total assets	2.41%	2.23%	1.75%
Allowance for loan losses to total loans	3.01%	3.12%	2.99%
Allowance for loan losses to nonaccrual loans	99.50%	108.36%	111.36%
Allowance for loan losses to nonaccrual and restructured loans still accruing	76.69%	82.75%	101.82%

A further breakdown of impaired loans at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014				December 31, 2013
	Nonaccrual Loans	Restructured Loans Still Accruing	Other Impaired Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$4,007	$194	$0	$4,201	$4,362	$200	$4,562
Non-owner occupied	8,116	4,186	0	12,302	2,849	4,268	7,117
Multi-family	99	0	0	99	322	0	322
Non-owner occupied residential	2,170	0	0	2,170	4,493	0	4,493
Acquisition and development
Commercial and land development	401	921	0	1,322	2,106	1,071	3,177
Commercial and industrial	1,832	0	0	1,832	2,001	0	2,001
Residential mortgage:
First lien	3,772	803	90	4,575	2,926	449	3,375
Home equity - term	72	0	0	72	107	0	107
Home equity - lines of credit	56	0	0	56	181	0	181
Installment and other loans	3	0	0	3	0	0	0

	$20,528	$6,104	$90	$26,632	$19,347	$5,988	$25,335

As of June 30, 2014, the Company had 90 lending relationships that had loans that were considered impaired, and were included in the impaired loan balance of $26,632,000, compared to 68 lending relationships with an impaired loan balance of $25,375,000 at December 31, 2013. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at June 30, 2014 and December 31, 2013.

(Dollars in thousands)	# of Loans	Recorded Investment	Partial Charge-offs to Date	Specific Reserves at Period End
June 30, 2014
Relationships greater than $1,000,000	4	$12,323	$506	$2,844
Relationships greater than $500,000 but less than $1,000,000	4	2,405	0	0
Relationships greater than $250,000 but less than $500,000	18	6,053	1,192	140
Relationships less than $250,000	64	5,851	1,157	85

	90	$26,632	$2,855	$3,069

December 31, 2013
Relationships greater than $1,000,000	6	$13,014	$543	$0
Relationships greater than $500,000 but less than $1,000,000	6	3,664	120	0
Relationships greater than $250,000 but less than $500,000	11	4,083	913	455
Relationships less than $250,000	45	4,574	1,050	158

	68	$25,335	$2,626	$613

The Company takes partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.

Of the relationships deemed to be impaired at June 30, 2014, four have outstanding book balances in excess of $1,000,000, totaling $12,323,000, or 46% of the total impaired loan balance. Sixty-four of the relationships, or 71% of the total number of impaired relationships, have recorded balances less than $250,000. A summary of the impaired relationships in excess of $1,000,000 are discussed below.

In the second quarter of 2014, the Company classified a $5,450,000 relationship as impaired, after it was determined that the borrowers’ cash flows appeared to be insufficient to meet its debt service requirements. After an evaluation of the loan, it was determined an impairment reserve of $2,800,000 was warranted, based on the deficiency of the collateral. The Company has not taken a charge-off on the loan as of June 30, 2014, as it is in preliminary stages of work out with the borrower and its guarantor, and has ordered a new appraisal.

In 2013, the Company classified a relationship with a borrower in the food service and entertainment industry as impaired, based on the restructuring negotiations with the borrower. Although the restructured note matured in May 2014, and is included in the 30-89 days past due category, monthly principal and interest payments continue to be made and the Company anticipates extending the maturity date. Management expects the note to continue to perform and considers the loan adequately supported by the collateral securing the note, allowing for the note to remain on accrual status. This relationship, with a balance of nearly $3,500,000 at June 30, 2014, is classified as impaired, as by definition, troubled debt restructurings are impaired. After evaluation of the relationship in accordance with impairment guidance, it was determined no reserve was required.

An additional relationship that the Company has determined to be impaired at June 30, 2014 is with a real estate developer who also actively leases residential properties. This relationship consists of separate loans with total outstanding book balances of $2,000,000, secured by different parcels of land or residential structures. Recent appraisals on the collateral securing the outstanding loans resulted in the relationship being placed in nonaccrual status, as the softening of real estate prices and rental prices, and the lengthening of absorption periods resulted in it being classified and evaluated as a collateral dependent impaired loan. To date, partial charge-offs or specific reserves of approximately 25.0% of the outstanding loan balances have been taken.

In the fourth quarter of 2013, the Company moved a note to a commercial lessor with an outstanding balance of approximately $1,450,000 to nonaccrual status. The balance of the note at June 30, 2014 was $1,370,000. This decision was made, despite the loan being current as to both principal and interest, as a result of declining cash flows of the Company, and the potential for further reduction in cash available to service debt in the near future. The Company believes it is well secured on this loan, and does not feel a loss will be incurred on it.

The Company has approximately 81 additional relationships with borrowers that include loans that are individually evaluated for impairment, and has taken a similar approach to those mentioned above in determining the extent of full or partial charge-offs that were required, or ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of June 30, 2014. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

The Company’s foreclosed real estate balance of $1,415,000 consists of 11 properties owned by the Company, six of which were commercial properties and totaled $1,045,000, and five residential properties that totaled $370,000. The largest commercial property is a commercial land parcel with a carrying value of $266,000. A second commercial property with a carrying value of $262,000 was land originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. The remaining properties have carrying values less than $210,000 and are also carried at the lower of cost or fair value, less costs to dispose.

As of June 30, 2014, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.

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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2014
Commercial real estate:
Owner-occupied	$88,853	$3,457	$8,682	$4,201	$0	$105,193
Non-owner occupied	114,505	8,374	5,962	12,302	0	141,143
Multi-family	26,272	1,421	746	99	0	28,538
Non-owner occupied residential	39,889	6,791	2,098	2,170	0	50,948
Acquisition and development:
1-4 family residential construction	3,833	0	339	0	0	4,172
Commercial and land development	14,103	1,058	962	1,322	0	17,445
Commercial and industrial	35,118	1,600	43	1,712	120	38,593
Municipal	59,290	0	0	0	0	59,290
Residential mortgage:
First lien	121,143	0	49	4,575	0	125,767
Home equity - term	20,261	0	0	72	0	20,333
Home equity - Lines of credit	81,405	15	0	56	0	81,476
Installment and other loans	5,953	0	0	0	3	5,956

	$610,625	$22,716	$18,881	$26,509	$123	$678,854

December 31, 2013
Commercial real estate:
Owner-occupied	$92,063	$3,305	$11,360	$4,107	$455	$111,290
Non-owner occupied	107,113	6,904	14,819	7,117	0	135,953
Multi-family	20,091	2,132	337	322	0	22,882
Non-owner occupied residential	42,007	4,982	3,790	4,493	0	55,272
Acquisition and development:
1-4 family residential construction	3,292	0	46	0	0	3,338
Commercial and land development	14,118	1,433	712	3,177	0	19,440
Commercial and industrial	28,933	2,129	383	1,878	123	33,446
Municipal	60,996	0	0	0	0	60,996
Residential mortgage:
First lien	121,353	0	0	3,327	48	124,728
Home equity - term	20,024	0	0	94	13	20,131
Home equity - Lines of credit	77,187	0	9	181	0	77,377
Installment and other loans	6,184	0	0	0	0	6,184

	$593,361	$20,885	$31,456	$24,696	$639	$671,037

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

Activity in the allowance for loan losses for the three months ended June 30, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2014
Balance, beginning of period	$13,719	$474	$919	$244	$15,356	$3,112	$126	$3,238	$1,903	$20,497
Provision for loan losses	645	407	(224)	(66)	762	(741)	81	(660)	(102)	0
Charge-offs	(415)	(34)	(55)	0	(504)	(16)	(54)	(70)	0	(574)
Recoveries	104	5	353	0	462	7	33	40	0	502

Balance, end of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425

June 30, 2013
Balance, beginning of period	$12,165	$2,614	$1,353	$285	$16,417	$3,388	$112	$3,500	$2,000	$21,917
Provision for loan losses	630	(2,080)	(366)	(31)	(1,847)	604	38	642	(195)	(1,400)
Charge-offs	(1,535)	1	(114)	0	(1,648)	(225)	(26)	(251)	0	(1,899)
Recoveries	28	1,411	2	0	1,441	29	10	39	0	1,480

Balance, end of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098

Activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	1,383	211	(164)	(66)	1,364	(1,222)	125	(1,097)	(267)	0
Charge-offs	(674)	(34)	(64)	0	(772)	(209)	(121)	(330)	0	(1,102)
Recoveries	129	5	357	0	491	13	58	71	0	562

Balance, end of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425

June 30, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	157	(2,826)	(658)	31	(3,296)	1,749	69	1,818	78	(1,400)
Charge-offs	(2,677)	(144)	(114)	0	(2,935)	(263)	(46)	(309)	0	(3,244)
Recoveries	89	1,414	12	0	1,515	35	26	61	0	1,576

Balance, end of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098

The allowance for loan losses totaled $20,425,000 at June 30, 2014, a decrease of $540,000 from $20,965,000 at December 31, 2013, principally due to a net charge-off recorded during the period, with no provision for loan losses. Despite a decline from December 31, 2013, asset quality metrics remain strong, with the allowance for total loans ratio at 3.01% at June 30, 2014, and the allowance for loan losses to nonaccrual loans coverage ratio at 99.5%.

A summary of relevant asset quality ratios for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratio of annualized net charge-offs to average loans outstanding	0.04%	0.25%	0.16%	0.49%
Provision for loan losses to net charge-offs	0.00%	(334.13)%	0.00%	(83.93)%

Net charge-offs were $72,000 and $540,000 for the three and six months ended June 30, 2014, compared to $419,000 and $1,668,000 for the same periods in 2013. The lower levels of charge-offs in 2014 significantly decreased the annualized ratio of charge-offs to average loans outstanding and reduced the provision for loan losses to charge-off ratio. The majority of the charge-offs remain in the commercial real estate loan portfolios.

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan losses allocation for each at June 30, 2014 and December 31, 2013.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2014
Loans allocated by:
Individually evaluated for impairment	$18,772	$1,322	$1,832	$0	$21,926	$4,703	$3	$4,706	$0	$26,632
Collectively evaluated for impairment	307,050	20,295	36,761	59,290	423,396	222,873	5,953	228,826	0	652,222

	$325,822	$21,617	$38,593	$59,290	$445,322	$227,576	$5,956	$233,532	$0	$678,854

Allowance for loan losses allocated by:
Individually evaluated for impairment	$2,945	$0	$0	$0	$2,945	$121	$3	$57	$0	$3,069
Collectively evaluated for impairment	11,108	852	993	178	13,131	2,241	183	2,491	1,801	17,356

	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425

December 31, 2013
Loans allocated by:
Individually evaluated for impairment	$16,494	$3,177	$2,001	$0	$21,672	$3,663	$0	$3,663	$0	$25,335
Collectively evaluated for impairment	308,903	19,601	31,445	60,996	420,945	218,573	6,184	224,757	0	645,702

	$325,397	$22,778	$33,446	$60,996	$442,617	$222,236	$6,184	$228,420	$0	$671,037

Allowance for loan losses allocated by:
Individually evaluated for impairment	$552	$0	$0	$0	$552	$61	$0	$61	$0	$613
Collectively evaluated for impairment	12,663	670	864	244	14,441	3,719	124	3,843	2,068	20,352

	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

Despite an increase in the commercial real estate segment’s allowance for loan losses individually evaluated for impairment from $552,000 at December 31, 2013 to $2,945,000 at June 30, 2014, the Company has not recorded a provision for loan losses during 2014. The reason a provision was not required is a result of the Company’s favorable historical charge-off data combined with relatively stable and economic and market conditions, which allowed for the reduction in the reserve requirements needed for loans collectively evaluated for impairment, in total, which funded the specific reserve needs.

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at June 30, 2014 and December 31, 2013. In addition to the reserve allocations on impaired loans noted above, 27 loans, with outstanding general ledger principal balances of $4,717,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $2,855,000 at June 30, 2014. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.

Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the inherent risk in each portfolio, and is based on the methodology outlined in “Note 3 – Loans Receivable and Allowance for Loan Losses” included in the Notes to the Consolidated Financial Statements. Management re-evaluates and makes certain enhancements to its methodology used to establish a reserve to better reflect the risks inherent in the different segments of the portfolio, particularly in light of changes in levels of charge-offs, with noticeable differences between the different loan segments. Management believes these enhancements to the allowance for loan losses methodology improve the accuracy of quantifying losses presently inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased from $2,068,000 at December 31, 2013 to $1,801,000 at June 30, 2014 and represents 8.8% of the entire allowance for loan losses balance at June 30, 2014, down slightly from 9.9% at December 31, 2013.

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

Deposits

Total deposits were $981,705,000 at June 30, 2014, a decrease of $18,685,000, or 1.9%, from $1,000,390,000 at December 31, 2013. Despite the decrease in total deposits, there was a shift to non-interest bearing deposits, which grew by $5,533,000, or 4.81%. Growth was experienced in deposit products, with the exception of time deposits, which are interest rate sensitive, and municipal deposits, given the seasonality of them.

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

Total shareholders’ equity increased $11,013,000 from $91,439,000 at December 31, 2013 to $102,452,000 at June 30, 2014. The primary reason for the increase in shareholders’ equity was the $4,851,000 net income retained for the six months ended, combined with a $6,098,000 increase in accumulated other comprehensive income, net of taxes.

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

Capital Adequacy. In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that is dependent on future taxable income greater than one year from the reporting date. As of June 30, 2014 and December 31, 2013, the Company provided a full valuation allowance on its deferred tax asset, which reduced the deferred tax asset, excluding other comprehensive income items, to zero.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceeds 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of June 30, 2014 and December 31, 2013, $12,085,000 and $12,598,000 of the allowance for credit losses was excluded from Tier 2 capital.

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

Regulatory Capital. As of June 30, 2014 and December 31, 2013, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of June 30, 2014 and December 31, 2013 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$109,588	15.6%	$56,185	8.0%	n/a	n/a
Orrstown Bank	108,102	15.4%	56,153	8.0%	$70,191	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	100,658	14.3%	28,092	4.0%	n/a	n/a
Orrstown Bank	99,177	14.1%	28,076	4.0%	42,114	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	100,658	8.5%	47,335	4.0%	n/a	n/a
Orrstown Bank	99,177	8.4%	47,358	4.0%	59,198	5.0%

December 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$104,637	15.0%	$55,926	8.0%	n/a	n/a
Orrstown Bank	102,806	14.7%	55,893	8.0%	$69,866	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	95,741	13.7%	27,963	4.0%	n/a	n/a
Orrstown Bank	93,915	13.4%	27,947	4.0%	41,920	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	95,741	8.1%	47,058	4.0%	n/a	n/a
Orrstown Bank	93,915	8.0%	47,077	4.0%	58,846	5.0%

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

The schedule that follows reflects the degree to which the Company can adjust its various portfolios to meet interest rate changes. Additionally, the Bank is a Federal Home Loan Bank member, and standard credit arrangements available to Federal Home Loan Bank members provide increased liquidity. The following outlines the Company’s rate sensitivity at June 30, 2014, and cumulative gap positions and ratios.

	Interest Sensitivity Period
(Dollars in thousands)	Within 3 Months	After 3 Within 6 Months	After 6 Within 12 Months	After 1 Year	Total
Rate Sensitive Assets (RSA)
Loans	$272,512	$38,522	$72,406	$276,930	$660,371
Investment securities	130,958	8,740	15,435	222,433	377,565
Other earning assets	49,288	0	0	0	49,288

Total RSA	452,759	47,261	87,841	499,363	1,087,224

Rate Sensitive Liabilities (RSL)
Interest bearing deposits	663,227	53,255	55,246	87,250	858,978
Short term borrowings	63,920	0	0	0	63,920
Long-term debt	368	175	156	4,655	5,354

Total RSL	727,514	53,430	55,403	91,905	928,252

Rate Sensitive GAP
Period	(274,756)	(6,169)	32,438	407,459	158,972
Cumulative	(274,756)	(280,924)	(248,487)	158,972
GAP as a Percent of Total Assets
Period	-24%	-1%	3%	35%
Cumulative	-24%	-24%	-21%	14%
RSA/RSL cumulative	0.62	0.64	0.70	1.17

The following gap summary demonstrates the shift in RSA/RSL (cumulative) position since year end:

	Within 6 Months	Within 12 Months	Within 24 Months	Within 36 Months
June 30, 2014	0.64	0.70	0.80	0.85
December 31, 2013 (Revised) **	0.51	0.55	0.60	0.66

**	The Company recently revised the methodology for calculating the rate sensitive liabilities. Previously, the Company had included some non-maturity deposits in the over 36 month bucket. With the revision, the Company moved the non-maturity deposits into the less than three month bucket as these deposits have the ability to reprice in that time frame. While they have the ability to reprice within a three month time frame, the Company would expect that some portion of these accounts will reprice with a delay and with a magnitude that is not one for one with interest rate changes.

Management closely monitors the fiscal and monetary policies of our government and acts in anticipation of changes in order to maintain a healthy earning asset interest bearing liabilities balance.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of June 30, 2014, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The nature of Orrstown Financial Services, Inc.’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described in Note 9, “Contingencies” to the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference, in the opinion of management, there are no material pending legal proceedings that are expected to have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

Item 1A – Risk Factors

There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended June 30, 2014, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan. In connection with the Written Agreement and the MOU, the Company’s Stock Repurchase Plan has been suspended, and the Company does not expect to repurchase shares in the foreseeable future.

The Company did not sell any unregistered securities during the quarter ended June 30, 2014.

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
(Principal Financial Officer)

Date: August 8, 2014

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