Form 10-Q
period 2014-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2014-11-07
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34292

ORRSTOWN FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2530374 (I.R.S. Employer Identification No.)

77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania	17257
(Address of Principal Executive Offices)	(Zip Code)
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
Number of shares outstanding of the registrant’s Common Stock as of November 3, 2014: 8,263,737.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$15,524	$12,995
Interest bearing deposits with banks	20,213	24,565
Cash and cash equivalents	35,737	37,560
Restricted investments in bank stock	9,334	9,921
Securities available for sale	402,563	406,943
Loans held for sale	4,164	1,936
Loans	680,374	671,037
Less: Allowance for loan losses	(16,019)	(20,965)
Net loans	664,355	650,072
Premises and equipment, net	25,293	26,441
Cash surrender value of life insurance	26,432	25,850
Intangible assets	465	622
Accrued interest receivable	3,151	3,400
Other assets	11,898	15,067
Total assets	$1,183,392	$1,177,812
Liabilities
Deposits:
Non-interest bearing	$125,833	$116,371
Interest bearing	863,401	884,019
Total deposits	989,234	1,000,390
Short-term borrowings	56,279	59,032
Long-term debt	14,986	16,077
Accrued interest and other liabilities	16,375	10,874
Total liabilities	1,076,874	1,086,373
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value - $ 0.05205 stated value per share 50,000,000 shares authorized; 8,264,548 and 8,107,274 shares issued; 8,263,737 and 8,106,463 shares outstanding	430	422
Additional paid - in capital	123,280	123,105
Retained earnings (accumulated deficit)	(17,227)	(27,255)
Accumulated other comprehensive income (loss)	55	(4,813)
Treasury stock - common, 811 shares, at cost	(20)	(20)
Total shareholders’ equity	106,518	91,439
Total liabilities and shareholders’ equity	$1,183,392	$1,177,812
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest and dividend income
Interest and fees on loans	$7,351	$7,739	$22,084	$23,803
Interest and dividends on investment securities
Taxable	2,054	904	6,065	2,716
Tax-exempt	63	298	490	784
Short-term investments	9	41	24	152
Total interest and dividend income	9,477	8,982	28,663	27,455
Interest expense
Interest on deposits	924	1,073	2,840	3,436
Interest on short-term borrowings	33	19	96	33
Interest on long-term debt	73	124	264	412
Total interest expense	1,030	1,216	3,200	3,881
Net interest income	8,447	7,766	25,463	23,574
Provision for loan losses	(2,900)	0	(2,900)	(1,400)
Net interest income after provision for loan losses	11,347	7,766	28,363	24,974
Noninterest income
Service charges on deposit accounts	1,375	1,448	4,056	4,307
Other service charges, commissions and fees	270	283	705	789
Trust department income	1,172	1,273	3,599	3,551
Brokerage income	575	426	1,592	1,502
Mortgage banking activities	613	727	1,634	2,584
Earnings on life insurance	238	241	710	721
Other income (loss)	40	44	364	(38)
Investment securities gains	469	157	1,668	279
Total noninterest income	4,752	4,599	14,328	13,695
Noninterest expenses
Salaries and employee benefits	5,902	5,584	17,593	16,717
Occupancy expense	535	486	1,696	1,521
Furniture and equipment	865	900	2,537	2,528
Data processing	460	106	1,209	369
Automated teller and interchange fees	254	282	660	811
Advertising and bank promotions	204	231	847	716
FDIC insurance	403	647	1,226	1,938
Professional services	653	463	1,829	1,801
Collection and problem loan	215	184	533	565
Real estate owned expenses	201	55	261	115
Taxes other than income	129	222	443	710
Intangible asset amortization	52	52	157	157
Other operating expenses	1,025	1,325	3,648	3,865
Total noninterest expenses	10,898	10,537	32,639	31,813
Income before income taxes	5,201	1,828	10,052	6,856
Income tax expense (benefit)	24	(281)	24	(221)
Net income	$5,177	$2,109	$10,028	$7,077
Per share information:
Basic earnings per share	$0.64	$0.26	$1.24	$0.87
Diluted earnings per share	0.64	0.26	1.24	0.87
Dividends per share	0.00	0.00	0.00	0.00
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$5,177	$2,109	$10,028	$7,077
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	(1,426)	(688)	9,155	(8,198)
Reclassification adjustment for gains realized in net income	(469)	(157)	(1,668)	(279)
Net unrealized gains (losses)	(1,895)	(845)	7,487	(8,477)
Tax effect	665	296	(2,619)	2,967
Total other comprehensive income (loss), net of tax and reclassification adjustments	(1,230)	(549)	4,868	(5,510)
Total comprehensive income	$3,947	$1,560	$14,896	$1,567
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2013	$421	$122,724	$(37,259)	$1,828	$(20)	$87,694
Net income	0	0	7,077	0	0	7,077
Total other comprehensive income (loss), net of taxes	0	0	0	(5,510)	0	(5,510)
Stock-based compensation plans:
Issuance of stock (26,610 shares, including 1 treasury), including compensation expense of $125	1	373	0	0	0	374
Issuance of stock through dividend reinvestment plan (235 shares)	0	3	0	0	0	3
Balance, September 30, 2013	$422	$123,100	$(30,182)	$(3,682)	$(20)	$89,638
Balance, January 1, 2014	$422	$123,105	$(27,255)	$(4,813)	$(20)	$91,439
Net income	0	0	10,028	0	0	10,028
Total other comprehensive income, net of taxes	0	0	0	4,868	0	4,868
Stock-based compensation plans:
Issuance of stock (157,207 shares), including compensation expense of $79	8	174	0	0	0	182
Issuance of stock through dividend reinvestment plan (67 shares)	0	1	0	0	0	1
Balance, September 30, 2014	$430	$123,280	$(17,227)	$55	$(20)	$106,518
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income	$10,028	$7,077
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	4,894	5,996
Depreciation and amortization	2,069	2,076
Provision for loan losses	(2,900)	(1,400)
Stock based compensation	79	125
Net change in loans held for sale	(2,228)	6,214
Net (gain) loss on disposal of other real estate owned	(269)	144
Writedown of other real estate owned	154	29
Net loss on disposal of premises and equipment	41	0
Investment securities gains	(1,668)	(279)
Earnings on cash surrender value of life insurance	(710)	(721)
(Increase) decrease in accrued interest receivable	249	(118)
Increase (decrease) in accrued interest payable and other liabilities	5,474	(253)
Other, net	801	(2,579)
Net cash provided by operating activities	16,014	16,311
Cash flows from investing activities
Proceeds from sales of available for sale securities	151,454	25,519
Maturities, repayments and calls of available for sale securities	32,201	68,080
Purchases of available for sale securities	(175,014)	(155,841)
Net change in restricted investments in bank stocks	587	1,767
Net (increase) decrease in loans	(19,344)	19,214
Proceeds from sale of loans	5,743	0
Purchases of bank premises and equipment	(743)	(1,218)
Proceeds from disposal of other real estate owned	2,175	1,079
Net cash used in investing activities	(2,941)	(41,400)
Cash flows from financing activities
Net decrease in deposits	(11,156)	(50,106)
Net increase (decrease) in short term purchased funds	(2,753)	15,670
Proceeds from long-term debt	10,000	0
Payments on long-term debt	(11,091)	(21,039)
Dividends paid	0	0
Net proceeds from issuance of common stock	104	252
Net cash used in financing activities	(14,896)	(55,223)
Net increase (decrease) in cash and cash equivalents	(1,823)	(80,312)
Cash and cash equivalents at beginning of period	37,560	150,688
Cash and cash equivalents at end of period	$35,737	$70,376
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,262	$3,974
Income taxes	0	0
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$2,201	$341
Security purchases not yet settled	0	34,578
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
Basis of Presentation – The unaudited consolidated financial statements of the Company and its subsidiary are presented for the three and nine months ended September 30, 2014 and 2013 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2013 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All significant intercompany transactions and accounts have been eliminated.
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
While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions, and our borrowers' ability to manage their debt through different business cycles. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance based on their judgments concerning information available to them at the time of their examination. Because of these factors, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.
The Company has established a full valuation allowance on its net deferred tax assets, based on the Company’s previous taxable losses, projections for future taxable income, and other available evidence, in which management determined it was “more likely than not” that some portion of the asset may not be realized. Management may need to modify its judgment in this regard from one quarter to the next, and should continued improvement occur in operating performance, the need for a full valuation allowance may be reduced or eliminated.
Subsequent Events – GAAP establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after September 30, 2014, through the date these financial statements were filed with the Securities and Exchange Commission (the “Commission”).

Concentration of Credit Risk – The Company grants commercial, residential and consumer loans to customers in its market area. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for construction contractors, residential and non-residential building operators, sales finance, sub-dividers, developers, and various commercial and industrial businesses. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
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
Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of September 30, 2014 and December 31, 2013, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”) stocks.
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
Management believes no impairment charge is necessary related to the restricted investments in bank stocks as of September 30, 2014. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of September 30, 2014 is no assurance that impairment may not occur in the future.
Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of September 30, 2014 and December 31, 2013, the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
The Company had no debt securities it deemed to be other than temporarily impaired at September 30, 2014 and December 31, 2013.
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
For all classes of loans, the accrual of interest income on loans, including impaired loans, ceases when principal or interest is past due 90 days or more or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is reversed and charged against current interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loan has performed in accordance with the contractual terms of the note for a reasonable period of time, generally 9 months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contractual terms of the loan.
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
See Note 3, “Loans Receivable and Allowance for Loan Losses,” for additional details.
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates, through these programs, single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At September 30, 2014 and December 31, 2013, the balance of loans serviced for others was $316,365,000 and $322,653,000.
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
Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $1,128,000 and $987,000 as of September 30, 2014 and December 31, 2013 and is included in other assets.
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
Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $120,000 and $142,000 for the three months ended September 30, 2014 and 2013, and $486,000 and $319,000 for the nine months ended September 30, 2014 and 2013.
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
Comprehensive Income – Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income is limited to unrealized gains (losses) on securities available for sale for all years presented.
The component of accumulated other comprehensive income (loss), net of taxes, at September 30, 2014 and December 31, 2013 consisted of unrealized gains (losses) on securities available for sale and totaled $55,000 and ($4,813,000).
Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 9. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
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
In January 2014, FASB issued ASU 2014-1, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-1 permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-1 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-1 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-4 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-4 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in ASU 2014-4 using either a modified retrospective transition method or a prospective transition method. ASU 2014-4 is not expected to have a significant impact on the Company’s financial statements.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9, creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-9 is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.
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

NOTE 2. SECURITIES AVAILABLE FOR SALE
At September 30, 2014 and December 31, 2013, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at September 30, 2014 and December 31, 2013 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
U.S. Government Agencies	$24,216	$15	$55	$24,176
States and political subdivisions	52,658	726	1,370	52,014
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	178,817	1,456	487	179,786
GSE residential collateralized mortgage obligations (CMOs)	81,584	788	388	81,984
GSE commercial CMOs	65,156	466	1,082	64,540
Total debt securities	402,431	3,451	3,382	402,500
Equity securities	50	13	0	63
Totals	$402,481	$3,464	$3,382	$402,563
December 31, 2013
U.S. Government Agencies	$25,610	$34	$193	$25,451
U.S. Government Sponsored Enterprises (GSE)	14,431	5	722	13,714
States and political subdivisions	75,494	417	4,367	71,544
GSE residential mortgage-backed securities	198,449	895	725	198,619
GSE residential collateralized mortgage obligations (CMOs)	40,502	251	221	40,532
GSE commercial CMOs	59,812	0	2,798	57,014
Total debt securities	414,298	1,602	9,026	406,874
Equity securities	50	19	0	69
Totals	$414,348	$1,621	$9,026	$406,943

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
U.S. Government Agencies	$3,743	$5	$15,195	$50	$18,938	$55
States and political subdivisions	0	0	35,529	1,370	35,529	1,370
GSE residential mortgage-backed securities	80,161	487	0	0	80,161	487
GSE residential collateralized mortgage obligations (CMOs)	28,728	388	0	0	28,728	388
GSE commercial CMOs	9,862	82	29,651	1,000	39,513	1,082
Total temporarily impaired securities	$122,494	$962	$80,375	$2,420	$202,869	$3,382
December 31, 2013
U.S. Government Agencies	$17,454	$193	$0	$0	$17,454	$193
U.S. Government Sponsored Enterprises (GSE)	12,049	722	0	0	12,049	722
States and political subdivisions	53,606	4,367	0	0	53,606	4,367
GSE residential mortgage-backed securities	125,468	716	7,447	9	132,915	725
GSE residential collateralized mortgage obligations (CMOs)	14,033	220	44	1	14,077	221
GSE commercial CMOs	38,298	1,248	18,716	1,550	57,014	2,798
Total temporarily impaired securities	$260,908	$7,466	$26,207	$1,560	$287,115	$9,026

The Company had 47 securities and 77 securities at September 30, 2014 and December 31, 2013 in which the amortized cost exceeds their values, as discussed below.
U.S. Agencies and Government Sponsored Enterprises (GSE). Thirty-one U.S. Agencies and GSE securities, including mortgage-backed securities and collateralized mortgage obligations, have amortized costs which exceed their fair values, 22 of which are in the less than 12 months category at September 30, 2014. At December 31, 2013, the Company had 46 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations with unrealized losses, 38 GSE securities have amortized costs which exceed their fair values for less than 12 months, and eight have amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value basis of the investments. Because, at period end, the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014 or at December 31, 2013.
State and Political Subdivisions. Sixteen state and political subdivision securities have amortized costs which exceeded their fair value for more than 12 months at September 30, 2014. At December 31, 2013, 31 state and political subdivision securities have an amortized cost which exceeds their fair value for less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because, at period end, the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014 or at December 31, 2013.

The amortized cost and fair values of securities available for sale at September 30, 2014 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$365	$366
Due after one year through five years	15	15
Due after five years through ten years	16,953	16,854
Due after ten years	59,541	58,955
Mortgage-backed securities and collateralized mortgage obligations	325,557	326,310
Total debt securities	402,431	402,500
Equity securities	50	63
	$402,481	$402,563
Gross gains on the sales of securities were $515,000 and $160,000 for the three months ended September 30, 2014 and 2013. Gross losses on securities available for sale were $46,000 and $3,000 for the three months ended September 30, 2014 and 2013. Gross gains on the sales of securities were $2,034,000 and $419,000 for the nine months ended September 30, 2014 and 2013. Gross losses on securities available for sale were $366,000 and $140,000 for the nine months ended September 30, 2014 and 2013.
Securities with a fair value of $252,630,000 and $241,911,000 at September 30, 2014 and December 31, 2013 were pledged to secure public funds and for other purposes as required or permitted by law.

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
The loan portfolio, excluding residential loans held for sale, broken out by classes, as of September 30, 2014 and December 31, 2013 was as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial real estate:
Owner-occupied	$97,401	$111,290
Non-owner occupied	142,146	135,953
Multi-family	26,801	22,882
Non-owner occupied residential	48,559	55,272
Acquisition and development:
1-4 family residential construction	5,297	3,338
Commercial and land development	15,480	19,440
Commercial and industrial	45,125	33,446
Municipal	62,385	60,996
Residential mortgage:
First lien	126,552	124,728
Home equity - term	20,833	20,131
Home equity - lines of credit	83,673	77,377
Installment and other loans	6,122	6,184
	$680,374	$671,037

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
The Bank has a loan review policy and program which is designed to identify and manage risk in the lending function. The Enterprise Risk Management (“ERM”) Committee, comprised of executive officers and credit department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the “Pass” categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.
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

The following summarizes the Bank’s ratings based on its internal risk rating system as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2014
Commercial real estate:
Owner-occupied	$84,959	$3,367	$5,915	$3,160	$0	$97,401
Non-owner occupied	121,406	17,034	1,287	2,378	41	142,146
Multi-family	24,367	1,108	1,230	96	0	26,801
Non-owner occupied residential	38,590	6,117	2,212	1,640	0	48,559
Acquisition and development:
1-4 family residential construction	5,297	0	0	0	0	5,297
Commercial and land development	11,801	1,082	1,348	1,249	0	15,480
Commercial and industrial	41,568	1,742	1,121	575	119	45,125
Municipal	62,385	0	0	0	0	62,385
Residential mortgage:
First lien	121,583	0	0	4,936	33	126,552
Home equity - term	20,761	0	0	72	0	20,833
Home equity - lines of credit	83,132	315	184	42	0	83,673
Installment and other loans	6,105	0	0	17	0	6,122
	$621,954	$30,765	$13,297	$14,165	$193	$680,374
December 31, 2013
Commercial real estate:
Owner-occupied	$92,063	$3,305	$11,360	$4,107	$455	$111,290
Non-owner occupied	107,113	6,904	14,819	7,117	0	135,953
Multi-family	20,091	2,132	337	322	0	22,882
Non-owner occupied residential	42,007	4,982	3,790	4,493	0	55,272
Acquisition and development:
1-4 family residential construction	3,292	0	46	0	0	3,338
Commercial and land development	14,118	1,433	712	3,177	0	19,440
Commercial and industrial	28,933	2,129	383	1,878	123	33,446
Municipal	60,996	0	0	0	0	60,996
Residential mortgage:
First lien	121,353	0	0	3,327	48	124,728
Home equity - term	20,024	0	0	94	13	20,131
Home equity - lines of credit	77,187	0	9	181	0	77,377
Installment and other loans	6,184	0	0	0	0	6,184
	$593,361	$20,885	$31,456	$24,696	$639	$671,037
Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are deemed impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios and any TDRs are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values are incorporated into the impairment analysis as of the next reporting period.
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
As of September 30, 2014 and December 31, 2013, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, troubled debt restructurings are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as troubled debt restructurings but that are still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The Company distinguishes substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. “Substandard” classification does not automatically meet the definition of “impaired.” A substandard loan is one that is inadequately protected by the current sound worth, paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual extensions of credit classified as substandard. As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “Substandard” to be collectively evaluated for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “Substandard,” they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.
Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2014 and December 31, 2013. The recorded investment in loans excludes accrued interest receivable due to insignificance. Allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2014
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,160	$4,345
Non-owner occupied	686	728	41	1,733	3,499
Multi-family	0	0	0	96	128
Non-owner occupied residential	222	243	28	1,418	1,846
Acquisition and development:
Commercial and land development	0	0	0	1,249	1,929
Commercial and industrial	0	0	0	694	766
Residential mortgage:
First lien	851	851	134	4,118	4,707
Home equity - term	0	0	0	72	73
Home equity - lines of credit	0	0	0	42	43
Installment and other loans	0	0	0	17	39
	$1,759	$1,822	$203	$12,599	$17,375
December 31, 2013
Commercial real estate:
Owner-occupied	$615	$1,099	$552	$3,947	$4,575
Non-owner occupied	0	0	0	7,117	7,670
Multi-family	0	0	0	322	415
Non-owner occupied residential	0	0	0	4,493	4,836
Acquisition and development:
Commercial and land development	0	0	0	3,177	3,812
Commercial and industrial	0	0	0	2,001	2,143
Residential mortgage:
First lien	48	48	48	3,327	3,619
Home equity - term	13	13	13	94	96
Home equity - lines of credit	0	0	0	181	183
	$676	$1,160	$613	$24,659	$27,349

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired, generally on a cash basis, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,681	$1	$4,249	$41
Non-owner occupied	7,361	46	3,980	50
Multi-family	98	0	168	16
Non-owner occupied residential	1,905	0	5,108	45
Acquisition and development:
1-4 family residential construction	0	0	345	0
Commercial and land development	1,286	9	2,613	0
Commercial and industrial	1,263	0	1,875	0
Residential mortgage:
First lien	4,772	15	2,421	29
Home equity - term	72	0	47	2
Home equity - lines of credit	49	0	116	4
Installment and other loans	10	1	1	0
	$20,497	$72	$20,923	$187

	Nine Months Ended September 30,
	2014		2013
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,965	$9	$3,270	$99
Non-owner occupied	7,205	137	3,605	86
Multi-family	234	0	89	16
Non-owner occupied residential	2,603	2	4,875	60
Acquisition and development:
1-4 family residential construction	0	0	602	0
Commercial and land development	1,787	20	2,967	2
Commercial and industrial	1,676	2	1,724	65
Residential mortgage:
First lien	4,068	45	2,528	31
Home equity - term	90	0	47	2
Home equity - lines of credit	85	0	336	4
Installment and other loans	5	1	1	0
	$21,718	$216	$20,044	$365

The following presents impaired loans that are troubled debt restructurings, with the recorded investment as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	0	$0	1	$200
Non-owner occupied	0	0	2	4,268
Acquisition and development:
Commercial and land development	2	917	2	1,071
Residential mortgage:
First lien	8	818	1	449
	10	1,735	6	5,988
Nonaccruing:
Commercial real estate:
Owner-occupied	1	49	1	71
Non-owner occupied	1	686	1	694
Non-owner occupied residential	0	0	1	193
Commercial and industrial	0	0	2	310
Residential mortgage:
First lien	12	1,669	1	279
Consumer	1	14	0	0
	15	2,418	6	1,547
	25	$4,153	12	$7,535
The loans presented above were considered TDRs as the result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest only status, or a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For TDRs in default of their modified terms, impairment is generally determined on a collateral dependent approach, except for accruing residential mortgage troubled debt restructurings, which are generally on the discounted cash flow approach.

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the three and nine months ended September 30, 2014 and 2013:

	2014			2013
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended September 30,
Commercial real estate:
Owner occupied	0	$0	$0	2	$150	$150
Non-owner occupied	0	0	0	2	3,457	3,457
Residential mortgage:
First lien	4	285	285	0	0	0
Installment and other loans	1	36	14	0	0	0
	5	$321	$299	4	$3,607	$3,607
Nine Months Ended September 30,
Commercial real estate:
Owner occupied	0	$0	$0	2	$150	$150
Non-owner occupied	0	0	0	2	3,457	3,457
Acquisition and development:
Commercial and land development	0	0	0	1	524	524
Residential mortgage:
First lien	18	1,808	1,741	0	0	0
Installment and other loans	1	36	14	0	0	0
	19	$1,844	$1,755	5	$4,131	$4,131

The following table presents restructured loans, included in nonaccrual status, that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2014 and 2013:

	2014		2013
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended September 30,
Acquisition and development:
Commercial and land development	1	$544	0	$0
Residential mortgage:
First lien	2	180	0	0
	3	$724	0	$0
Nine Months Ended September 30,
Commercial real estate:
Non-owner occupied	1	$3,495	0	$0
Acquisition and development:
Commercial and land development	1	544	0	0
Residential mortgage:
First lien	2	180	0	0
	4	$4,219	0	$0

No additional commitments have been made to borrowers whose loans are considered TDRs.
Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on their delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2014 and December 31, 2013:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2014
Commercial real estate:
Owner-occupied	$94,034	$207	$0	$0	$207	$3,160	$97,401
Non-owner occupied	139,612	115	0	0	115	2,419	142,146
Multi-family	26,705	0	0	0	0	96	26,801
Non-owner occupied residential	46,806	113	0	0	113	1,640	48,559
Acquisition and development:
1-4 family residential construction	5,297	0	0	0	0	0	5,297
Commercial and land development	14,604	544	0	0	544	332	15,480
Commercial and industrial	44,431	0	0	0	0	694	45,125
Municipal	62,385	0	0	0	0	0	62,385
Residential mortgage:
First lien	121,750	626	25	0	651	4,151	126,552
Home equity - term	20,651	110	0	0	110	72	20,833
Home equity - lines of credit	83,516	115	0	0	115	42	83,673
Installment and other loans	6,071	27	7	0	34	17	6,122
	$665,862	$1,857	$32	$0	$1,889	$12,623	$680,374
December 31, 2013
Commercial real estate:
Owner-occupied	$106,078	$742	$108	$0	$850	$4,362	$111,290
Non-owner occupied	132,913	191	0	0	191	2,849	135,953
Multi-family	22,560	0	0	0	0	322	22,882
Non-owner occupied residential	50,554	225	0	0	225	4,493	55,272
Acquisition and development:
1-4 family residential construction	3,338	0	0	0	0	0	3,338
Commercial and land development	17,289	45	0	0	45	2,106	19,440
Commercial and industrial	31,111	334	0	0	334	2,001	33,446
Municipal	60,996	0	0	0	0	0	60,996
Residential mortgage:
First lien	119,845	1,380	577	0	1,957	2,926	124,728
Home equity - term	19,966	56	2	0	58	107	20,131
Home equity - lines of credit	76,982	214	0	0	214	181	77,377
Installment and other loans	6,095	77	12	0	89	0	6,184
	$647,727	$3,264	$699	$0	$3,963	$19,347	$671,037
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
The look-back period for historical losses is 12 quarters, weighted one-half for the most recent four quarters, and one quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Management considers current economic and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year in determining the look back period.
In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of September 30, 2014 and December 31, 2013, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:
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

Activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2014
Balance, beginning of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425
Provision for loan losses	(2,593)	(284)	(387)	9	(3,255)	72	66	138	217	(2,900)
Charge-offs	(1,840)	(33)	(1)	0	(1,874)	(286)	(78)	(364)	0	(2,238)
Recoveries	382	0	317	0	699	6	27	33	0	732
Balance, end of period	$10,002	$535	$922	$187	$11,646	$2,154	$201	$2,355	$2,018	$16,019
September 30, 2013
Balance, beginning of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098
Provision for loan losses	3,495	(1,117)	(2,651)	(12)	(285)	2	11	13	272	0
Charge-offs	(1,767)	(2)	0	0	(1,769)	0	(46)	(46)	0	(1,815)
Recoveries	45	267	2,530	0	2,842	100	27	127	0	2,969
Balance, end of period	$13,061	$1,094	$754	$242	$15,151	$3,898	$126	$4,024	$2,077	$21,252

Activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,210)	(73)	(552)	(57)	(1,892)	(1,150)	192	(958)	(50)	(2,900)
Charge-offs	(2,514)	(67)	(64)	0	(2,645)	(495)	(200)	(695)	0	(3,340)
Recoveries	511	5	674	0	1,190	19	85	104	0	1,294
Balance, end of period	$10,002	$535	$922	$187	$11,646	$2,154	$201	$2,355	$2,018	$16,019
September 30, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	3,653	(3,943)	(3,309)	19	(3,580)	1,750	80	1,830	350	(1,400)
Charge-offs	(4,444)	(146)	(114)	0	(4,704)	(263)	(92)	(355)	0	(5,059)
Recoveries	133	1,681	2,542	0	4,356	136	53	189	0	4,545
Balance, end of period	$13,061	$1,094	$754	$242	$15,151	$3,898	$126	$4,024	$2,077	$21,252

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation for each at September 30, 2014 and December 31, 2013:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2014
Loans allocated by:
Individually evaluated for impairment	$7,315	$1,249	$694	$0	$9,258	$5,083	$17	$5,100	$0	$14,358
Collectively evaluated for impairment	307,592	19,528	44,431	62,385	433,936	225,975	6,105	232,080	0	666,016
	$314,907	$20,777	$45,125	$62,385	$443,194	$231,058	$6,122	$237,180	$0	$680,374
Allowance for loan losses allocated by:
Individually evaluated for impairment	$69	$0	$0	$0	$69	$134	$0	$134	$0	$203
Collectively evaluated for impairment	9,933	535	922	187	11,577	2,020	201	2,221	2,018	15,816
	$10,002	$535	$922	$187	$11,646	$2,154	$201	$2,355	$2,018	$16,019
December 31, 2013
Loans allocated by:
Individually evaluated for impairment	$16,494	$3,177	$2,001	$0	$21,672	$3,663	$0	$3,663	$0	$25,335
Collectively evaluated for impairment	308,903	19,601	31,445	60,996	420,945	218,573	6,184	224,757	0	645,702
	$325,397	$22,778	$33,446	$60,996	$442,617	$222,236	$6,184	$228,420	$0	$671,037
Allowance for loan losses allocated by:
Individually evaluated for impairment	$552	$0	$0	$0	$552	$61	$0	$61	$0	$613
Collectively evaluated for impairment	12,663	670	864	244	14,441	3,719	124	3,843	2,068	20,352
	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is generally no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2010.
Included in the balance sheet at September 30, 2014 and December 31, 2013, are tax positions related to loan charge-offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

The components of income tax expense for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Current year provision:
Federal	$0	$0	$0	$60
State	24	(281)	24	(281)
Deferred tax expense	1,534	532	2,372	1,320
Valuation allowance on deferred taxes	(1,534)	(532)	(2,372)	(1,320)
Net income tax expense	$24	$(281)	$24	$(221)
The provision for income taxes includes $164,000 and $55,000 of applicable income tax expense related to net security gains for the three months ended September 30, 2014 and 2013. The provision for income taxes includes $584,000 and $98,000 of applicable income tax expense related to net securities gains for the nine months ended September 30, 2014 and 2013.
The components of the net deferred tax asset, included in other assets, are as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan losses	$6,358	$7,776
Deferred compensation	517	510
Retirement plans and salary continuation	1,667	1,585
Stock compensation	214	191
Off balance sheet reserves	177	204
Nonaccrual loan interest	178	341
Net unrealized losses on securities available for sale	0	2,592
Goodwill	161	184
Low income housing credit carryforward	1,348	1,022
Alternative minimum tax credit carryforward	706	664
Charitable contribution carryforward	320	333
Net operating loss carryforward	6,850	8,169
Other	232	178
Total deferred tax assets	18,728	23,749
Valuation allowance	(16,592)	(18,964)
	2,136	4,785
Deferred tax liabilities:
Depreciation	986	1,116
Net unrealized gains on securities available for sale	27	0
Purchase accounting adjustments	439	495
Other	711	582
Total deferred tax liabilities	2,163	2,193
Net deferred tax asset (liability)	$(27)	$2,592
As of September 30, 2014, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2019, 2034 and 2032, respectively.
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

Based upon the level of historical taxable income, projections for future taxable income over the periods and other available evidence, management believed it was not more likely than not that the net deferred tax asset would be realized at September 30, 2014 and December 31, 2013.
Accordingly, a full valuation allowance for the net amount of the deferred tax assets, which represented future deductible temporary differences on our tax returns, was established at September 30, 2014 and December 31, 2013. Primary factors contributing to this determination included:

•	The Company has exhausted all of its carryback availability to 2010 – 2011, as we had recognized current federal income tax receivable which fully offset 2010 and 2011’s taxable income.

•
While improvement is evident, as of September 30, 2014 and December 31, 2013, the Company was in a three-year cumulative loss position, representing negative evidence against the realizability of the deferred tax asset.

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

NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans, the purpose of which are to provide officers, employees, and non-employee members of the Board of Directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of September 30, 2014, 223,788 shares were available to be issued under the Plan.
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
A roll forward of the Company’s nonvested restricted shares for the nine months ended September 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price

Nonvested shares, beginning of year	5,000	$10.43
Granted	150,500	15.69
Nonvested shares, at period end	155,500	$15.52
For the three and nine months ended September 30, 2014, $57,933 and $66,625 was recognized as expense on the restricted stock awards. For the three and nine months ended September 30, 2013, $4,346 and $13,037 was recognized as expense on the restricted stock awards. As of September 30, 2014, the unrecognized compensation expense related to the stock award was $2,093,779.

A roll forward of the Company’s outstanding stock options for the nine months ended September 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	206,063	$32.20
Forfeited	20,319	31.81
Expired	35,164	37.00
Options outstanding and exercisable, at year end	150,580	$31.14
The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at September 30, 2014 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	42,985	5.55	$21.41
$25.00 - $29.99	2,792	5.51	25.76
$30.00 - $34.99	45,470	3.02	31.25
$35.00 - $39.99	29,567	2.56	36.54
$40.00 - $40.14	29,766	0.72	40.14
$21.14 - $40.14	150,580	3.24	$31.14

The options outstanding and exercisable had no intrinsic value at September 30, 2014 and December 31, 2013 as each exercise price exceeded the market value.
The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries an opportunity to purchase stock of the Company. Under the employee stock purchase plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, up to the IRS limit, at the lower of 95% (85% prior to August 31, 2014) of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 167,674 shares of its common stock, after making adjustments for stock dividends and a stock split, to be issued under the employee stock purchase plan. As of September 30, 2014, 164,306 shares were available to be issued under the employee stock purchase plan. Employees purchased 3,668 and 6,707 shares at a weighted average price of $15.56 and $14.88 for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, employees purchased 15,434 and 21,609 shares at a weighted average price of $12.47 and $11.52. Compensation expense recognized on the employee stock purchase plan totaled $4,000 and $12,000 for the three and nine months ended September 30, 2014, and $77,000 and $112,000 for the three and nine months ended September 30, 2013.
The Company uses a combination of issuing new shares or treasury shares to meet stock compensation exercises depending on market conditions.

NOTE 6. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
On January 8, 2013, the Company filed a shelf registration statement on Form S-3 with the Commission covering an aggregate of up to $80,000,000 worth of common stock, preferred stock, and warrants. To date, the Company has not issued any securities registered under this shelf registration statement.
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2014 and December 31, 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.
The Company and the Bank’s actual capital ratios as of September 30, 2014 and December 31, 2013 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$114,826	16.4%	$56,122	8.0%	n/a	n/a
Orrstown Bank	113,533	16.2%	56,090	8.0%	$70,113	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	105,963	15.1%	28,061	4.0%	n/a	n/a
Orrstown Bank	104,675	14.9%	28,045	4.0%	42,068	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	105,963	9.0%	46,936	4.0%	n/a	n/a
Orrstown Bank	104,675	8.9%	46,919	4.0%	58,649	5.0%
December 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$104,637	15.0%	$55,926	8.0%	n/a	n/a
Orrstown Bank	102,806	14.7%	55,893	8.0%	$69,866	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	95,741	13.7%	27,963	4.0%	n/a	n/a
Orrstown Bank	93,915	13.4%	27,947	4.0%	41,920	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	95,741	8.1%	47,058	4.0%	n/a	n/a
Orrstown Bank	93,915	8.0%	47,077	4.0%	58,846	5.0%
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
The Written Agreement will continue until terminated by the Federal Reserve Bank, and the MOU will continue until terminated by the PDB.

NOTE 7. EARNINGS PER SHARE
Earnings per share for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$5,177	$2,109	$10,028	$7,077
Weighted average shares outstanding (basic)	8,111	8,091	8,109	8,089
Impact of common stock equivalents	11	0	4	0
Weighted average shares outstanding (diluted)	8,122	8,091	8,113	8,089
Per share information:
Basic earnings per share	$0.64	$0.26	$1.24	$0.87
Diluted earnings per share	0.64	0.26	1.24	0.87
Stock options amounting to 159,000 and 242,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2014 and 2013 as their exercise would have been antidilutive as the exercise price exceeded the average market value. Stock options amounting to 187,000 and 243,000 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2014 and 2013 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

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

	Contract or Notional Amount
(Dollars in thousands)	September 30, 2014	December 31, 2013
Commitments to fund:
Revolving, open ended home equity loans	$81,743	$86,253
1-4 family residential construction loans	673	2,657
Commercial real estate, construction and land development loans	10,419	2,961
Commercial, industrial and other loans	64,854	45,629
Standby letters of credit	7,003	6,267
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of September 30, 2014 and December 31, 2013, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $345,000 and $529,000 at September 30, 2014 and December 31, 2013 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended September 30, 2014 and 2013, ($245,000) and $76,000 was expensed (recovered) through noninterest expense for this exposure and for the nine months ended September 30, 2014 and 2013, the amount expensed (recovered) was ($184,000) and ($70,000).
The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program with limited recourse was $54,972,000 and $61,862,000 at September 30, 2014 and December 31, 2013, with limited recourse back to the Company on these loans of $8,508,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF Program or recovering amounts previously charged off, with a resulting net charge of $162,000 and $76,000 for the three months ended September 30, 2014 and 2013, and $131,000 and $20,000 for the nine months ended September 30, 2014 and 2013. These amounts, charged to other expenses represent an estimate of the Company’s loss under its recourse exposure.

NOTE 9. FAIR VALUE DISCLOSURES
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

The Company had no fair value liabilities measured on a recurring basis at September 30, 2014 and December 31, 2013. A summary of assets at September 30, 2014 and December 31, 2013, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2014
Securities available for sale:
U.S. Government Agencies	$0	$24,176	$0	$24,176
States and political subdivisions	0	52,014	0	52,014
U.S. Government Sponsored enterprises (GSE) residential mortgage-backed securities	0	179,786	0	179,786
GSE residential collateralized mortgage obligations (CMOs)	0	81,984	0	81,984
GSE commercial CMOs	0	64,540	0	64,540
Total debt securities	0	402,500	0	402,500
Equity securities - financial services	0	63	0	63
Total securities	$0	$402,563	$0	$402,563
	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2013
Securities available for sale:
U.S. Government Agencies	$0	$25,451	$0	$25,451
U.S. Government Sponsored Enterprises (GSE)	0	13,714	0	13,714
States and political subdivisions	0	71,544	0	71,544
GSE residential mortgage-backed securities	0	198,619	0	198,619
GSE residential collateralized mortgage obligations (CMOs)	0	40,532	0	40,532
GSE commercial CMOs	0	57,014	0	57,014
Total debt securities	0	406,874	0	406,874
Equity securities - financial services	0	69	0	69
Total securities	$0	$406,943	$0	$406,943
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the allowance for loan losses or partial charge-offs were $4,393,000 and $3,238,000 at September 30, 2014 and December 31, 2013.
Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Cumulative specific charges to value the real estate owned at the lower of cost or fair value on properties held at September 30, 2014 and December 31, 2013 were $565,000 and $411,000. For the three and nine months ended September 30, 2014, charges to the value of real estate owned were $145,000 and $154,000. For the three and nine months ended September 30, 2013, charges were $29,000 and $29,000.
A summary of assets at September 30, 2014 and December 31, 2013, measured at estimated fair value on a nonrecurring basis was as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2014
Commercial real estate:
Owner-occupied	$0	$0	$1,389	$1,389
Non-owner occupied	0	0	350	350
Multi-family	0	0	96	96
Non-owner occupied residential	0	0	1,087	1,087
Acquisition and development:
Commercial and land development	0	0	141	141
Commercial and industrial	0	0	29	29
Residential mortgage:
First lien	0	0	1,689	1,689
Installment and other loans	0	0	14	14
Impaired loans, net	$0	$0	$4,795	$4,795

Foreclosed real estate	$0	$0	$718	$718
December 31, 2013
Commercial real estate:
Owner-occupied	$0	$0	$1,031	$1,031
Non-owner occupied	0	0	694	694
Multi-family	0	0	322	322
Non-owner occupied residential	0	0	1,662	1,662
Acquisition and development:
Commercial and land development	0	0	51	51
Commercial and industrial	0	0	592	592
Residential mortgage:
First lien	0	0	599	599
Impaired loans, net	$0	$0	$4,951	$4,951

Foreclosed real estate	$0	$0	$558	$558

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2014
Impaired loans	$4,795	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-10% discount
Foreclosed real estate	718	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-25% discount
December 31, 2013
Impaired loans	$4,951	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-10% discount
Foreclosed real estate	558	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-10% discount
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
Deposits
The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposits and IRAs are estimated using a discounted cash flow calculation based on the Company's incremental borrowing rates for similar maturities.
Short-Term Borrowings
Fair values of the Company's short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Long-Term Debt
The fair value of the Company’s fixed rate long-term borrowings is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.
Accrued Interest
The carrying amounts of accrued interest receivable and payable approximate their fair values.
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial statements were as follows at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Financial Assets
Cash and due from banks	$15,524	$15,524	$15,524	$0	$0
Interest bearing deposits with banks	20,213	20,213	20,213	0	0
Restricted investments in bank stock	9,334	n/a	n/a	n/a	n/a
Securities available for sale	402,563	402,563	0	402,563	0
Loans held for sale	4,164	4,164	0	4,164	0
Loans, net of allowance for loan losses	664,355	670,934	0	0	670,934
Accrued interest receivable	3,151	3,151	0	1,554	1,597
Mortgage servicing rights	2,730	2,892	0	0	2,892
Financial Liabilities
Deposits	989,234	990,207	0	990,207	0
Short-term borrowings	56,279	56,127	0	56,127	0
Long-term debt	14,986	15,734	0	15,734	0
Accrued interest payable	271	271	0	271	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2013
Financial Assets
Cash and due from banks	$12,995	$12,995	$12,995	$0	$0
Interest bearing deposits with banks	24,565	24,565	24,565	0	0
Restricted investments in bank stock	9,921	n/a	n/a	n/a	n/a
Securities available for sale	406,943	406,943	0	406,943	0
Loans held for sale	1,936	1,936	0	1,936	0
Loans, net of allowance for loan losses	650,072	655,122	0	0	655,122
Accrued interest receivable	3,400	3,400	0	1,902	1,498
Mortgage servicing rights	2,806	3,090	0	0	3,090
Financial Liabilities
Deposits	1,000,390	1,002,235	0	1,002,235	0
Short-term borrowings	59,032	59,032	0	59,032	0
Long-term debt	16,077	16,645	0	16,645	0
Accrued interest payable	333	333	0	333	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 10. CONTINGENCIES
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
Pursuant to the Court’s March 28, 2013 Second Scheduling Order, on May 28, 2013 all defendants filed their motions to dismiss the amended complaint, and on July 22, 2013 SEPTA filed its “omnibus” opposition to all of the defendants’ motions to dismiss. On August 23, 2013, all defendants filed reply briefs in further support of their motions to dismiss. On December 5, 2013, the Court ordered oral argument on the Orrstown Defendants’ motion to dismiss the amended complaint to be heard on February 7, 2014. Oral argument on the pending motions to dismiss SEPTA’s amended complaint was held on April 29, 2014. A decision from the court on the motions to dismiss is pending.
The Second Scheduling Order stays all discovery in the case pending the outcome of the motions to dismiss, and informs the parties that, if required, a telephonic conference to address discovery and the filing of SEPTA’s motion for class certification will be scheduled after the Court’s ruling on the motions to dismiss.
The matter is currently progressing through the legal process. The Orrstown Defendants believe that the allegations in the amended complaint are without merit and intend to defend themselves vigorously against those claims, and as a result, no accrual for losses have been established for this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a bank holding company that has elected status as a financial holding company, with a wholly-owned bank subsidiary, Orrstown Bank. At September 30, 2014, the Company had total assets of $1,183,392,000, total liabilities of $1,076,874,000 and total shareholders’ equity of $106,518,000. Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. The economic recovery has been slower than anticipated, but signs of growth have continued into the third quarter of 2014. However, the continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may impact the Company’s results in the future. American households are being affected by higher costs on daily consumable products and declining wages, which affects household spending and may slow economic growth. During the middle of 2013, mortgage interest rates rose, leading to a reduction in the number of customers refinancing their residential mortgages which contributed to lower revenues.
Caution About Forward Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions, and other risks and uncertainties, including those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Company’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2014 and March 31, 2014 and this Quarterly Report on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.
The following is a discussion of our consolidated financial condition at September 30, 2014 and results of operations for the three and nine months ended September 30, 2014 and 2013. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
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
The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify its judgment in this regard, from one period to another, should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s prior cumulative taxable losses, projections for future taxable income and other available evidence, management determined that there was not sufficient positive evidence to outweigh the cumulative loss, and concluded it was not more likely than not that the net deferred tax asset would be realized. Accordingly, a full valuation allowance was recorded at September 30, 2014 and December 31, 2013. Management will continue to update its analysis quarterly, and after a period of sustainable taxable income, and cumulative earnings over a period of time, the valuation allowance may be reversed in part or in total. However, there can be no assurance that there will be a future reversal of all or any portion of the valuation allowance on our deferred tax asset.
Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 2014 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2013
Summary
The Company recorded net income of $5,177,000 for the third quarter of 2014 compared to net income of $2,109,000 for the same period in 2013. Basic and diluted earnings per share (EPS) for the third quarter of 2014 were $0.64, compared to $0.26 for the third quarter of 2013. Net interest income of $8,447,000 was $681,000 higher for the three months ended September 30, 2014 than in 2013. As a result of the improvement in the Company’s asset quality and earnings performance, the Company was able to invest its excess liquidity previously kept in interest bearing bank balances into higher yielding securities and its loan portfolio. Net income for the three months ended September 30, 2014 benefited from higher levels of gains on sales of securities and real estate owned sales, which, in aggregate were $308,000 higher than in the same period in the prior year. In addition, results were positively impacted by a negative provision for loan losses of $2,900,000 for the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013.
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
The table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the quarters ended September 30, 2014 and 2013.
For the three months ended September 30, 2014, net interest income measured on a fully tax equivalent basis increased $541,000 to $8,776,000 from $8,235,000 in the corresponding period in 2013. The primary reason for the increase in net interest income was an increase in the rates on interest earning assets coupled with being able to lower the cost of funds, on interest bearing liabilities.
Interest income earned on loans decreased from $8,048,000 for the quarter ended September 30, 2013 to $7,646,000 for the same period in 2014, a $402,000 decline. The primary reason for the decline was a decrease in rates earned from 4.72% in the quarter ended September 30, 2013 to 4.42% in the same period in 2014, offset by an increase in the average balance of loans from $676,849,000 for the third quarter of 2013 to $686,644,000 for the same period in 2014. Competitive market conditions have led to slower growth opportunities, while also leading to lower interest rates of returns.
Securities interest income increased $789,000 to $2,151,000 for the quarter ended September 30, 2014, from $1,362,000 for the same period in 2013. The average balance of securities has increased from $365,015,000 in the third quarter of 2013 to $410,716,000 for the same period in 2014. Rates earned on securities increased from a tax equivalent yield of 1.48% for the three months ended September 30, 2013 to 2.08% in the same period in 2014. The increase in the average earnings balance of securities is the result of investing excess liquidity into higher yielding securities.
Interest expense on deposits and borrowings for the three months ended September 30, 2014 was $1,030,000, a decrease of $186,000, from $1,216,000 in the same period in 2013. The Company’s cost of funds on interest bearing liabilities has declined to 0.44% for the quarter ended September 30, 2014 from 0.50% for the same period in 2013. The interest rate environment has allowed the Company to lower the rates offered on its savings accounts, and as time deposits mature, it has also been able to replace the funds at slightly lower rates.
The Company’s net interest spread of 3.06% increased 17 basis points in the quarter ended September 30, 2014 as compared to the same period in 2013. Net interest margin for the quarter ended September 30, 2014 was 3.13%, a 17 basis point increase from 2.96% for the quarter ended September 30, 2013.
The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the quarters ended September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$14,677	$9	0.24%	$61,681	$41	0.26%
Securities	410,716	2,151	2.08	365,015	1,362	1.48
Loans	686,644	7,646	4.42	676,849	8,048	4.72
Total interest-earning assets	1,112,037	9,806	3.50	1,103,545	9,451	3.40
Other assets	60,917			75,406
Total	$1,172,954			$1,178,951
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$492,131	$212	0.17	$481,533	$171	0.14
Savings deposits	85,232	34	0.16	80,731	50	0.25
Time deposits	290,936	678	0.92	340,271	852	0.99
Short term borrowings	45,835	33	0.29	27,124	19	0.28
Long term debt	15,200	73	1.91	25,981	124	1.89
Total interest bearing liabilities	929,334	1,030	0.44	955,640	1,216	0.50
Non-interest bearing demand deposits	128,876			125,907
Other	11,544			10,320
Total Liabilities	1,069,754			1,091,867
Shareholders’ Equity	103,200			87,084
Total	$1,172,954			$1,178,951
Net interest income (FTE)/net interest spread		8,776	3.06%		8,235	2.89%
Net interest margin			3.13%			2.96%
Tax-equivalent adjustment		(329)			(469)
Net interest income		$8,447			$7,766

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses
The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $2,900,000 for the three months ended September 30, 2014, compared to no provision for the three months ended September 30, 2013. The negative provision recorded in the third quarter of 2014 is the result of several factors, including: 1) favorable recoveries totaling $732,000 of loan amounts previously charged off, 2) successful resolution of a loan in workout with a smaller charge-off than the reserve established for it of $1,243,000, and 3) significant improvement in asset quality metrics. Both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses, as noted in the "Asset Quality" section. Recent favorable charge-off data combined with relatively stable economic and market conditions resulted in the determination that a negative provision could be recorded despite net charge-offs for the period, as allowance for loan losses coverage metrics remain strong.
See further discussion in the “Allowance for Loan Losses” section.
Noninterest Income
Noninterest income, excluding securities gains, totaled $4,283,000 for the three months ended September 30, 2014, compared to $4,442,000 for the same period in 2013. Several factors contributed to the net decrease in noninterest income, excluding securities gains, during the third quarter of 2014 compared to the same period in 2013, as noted below.

•
The Company experienced a decline in service charges on deposits and other services charges from $1,448,000 for the three months ended September 30, 2013 to $1,375,000 for the same period in 2014. This decline reflects trends noted in more conservative consumer spending behavior.

•
Orrstown Financial Advisors revenues, which included trust and estate fees and brokerage income, totaled $1,747,000 for the three months ended September 30, 2014 compared to $1,699,000 for the three months ended September 30, 2013, an increase of $48,000.

•
During the past several quarters, there has been a reduction in the number of customers refinancing their residential mortgages and home sales in the Company’s primary market area have decreased. These events have resulted in lower mortgage banking income, which totaled $613,000 for the three months ended September 30, 2014, a decline of 15.7% from $727,000 for the same period of 2013. The higher interest rate environment positively impacted 2013’s results as the fair value of our mortgage servicing rights improved, which allowed for the recovery of $280,000 of our impairment reserve in the third quarter of 2013, with no similar recovery in the same period in 2014.

Securities gains totaled $469,000 for the three months ended September 30, 2014 compared to $157,000 for the same period in 2013. For both periods, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities.
Noninterest Expenses
Noninterest expenses amounted to $10,898,000 for the three months ended September 30, 2014, compared to $10,537,000 for the corresponding prior year period, an increase of 3.4%. The changes in certain components of noninterest expenses between the quarters ended September 30, 2014 and 2013, as described below, are reflective of the Company’s investments to build a stronger foundation for future growth and to better serve the needs of our customers, combined with improvements in financial condition and asset quality.

•
As the Company began to introduce new product offerings, improve the effectiveness of alternate delivery channels and enter new markets, it experienced increased occupancy, furniture and equipment, and data processing expenses. For the three months ended September 30, 2014, these expenses totaled $1,860,000, an increase of $368,000 over the same period in 2013. In December 2013, the Company outsourced its core processing system to a third party provider, to capitalize on additional products and services that the provider offers. In connection with the migration to the new platform, upgrades in certain equipment were also required. In the fourth quarter of 2013, the Company opened its financial services facility office in Lancaster, Pennsylvania, resulting in a full quarter of occupancy charges in the third quarter of 2014, with no corresponding charge in the same period in 2013. The Company also experienced increased costs in 2014 related to a newly created Borrowers Assistance Group, designed to help mortgage customers through periods of financial hardship.

•
Salaries and employee benefits totaled $5,902,000 for the three months ended September 30, 2014, an increase of 5.7% over the same period in 2013. The increase in salaries and employee benefits for the three months ended September 30, 2014 over the same period in 2013 is primarily the result of additions to staff that were hired in the latter part of 2013, allowing for enhanced risk management processes and practices and greater depth in the information technology and operations departments, and less reliance on outside consultants. In addition, incremental share-based compensation expense of $53,000 for the three months ended September 30, 2014 compared to 2013, contributed to the increase.

•
Advertising and bank promotions were used to advance the Company's growth initiatives and the introduction of new products and services, including the Bank's first ever advertising on television and increased direct mail efforts that were launched in the first quarter of 2014. For the three months ended September 30, 2014, advertising and bank promotion expense totaled $204,000 compared to $231,000 for the same period in 2013.

•
Real estate owned expenses totaled $201,000 for the three months ended September 30, 2014, compared to $55,000 for the same period in 2013. The unfavorable variance is principally related to obtaining updated appraisals on four properties, and the resulting $145,000 write down that was required due to this updated information.

•
FDIC insurance expenses totaled $403,000 for the three months ended September 30, 2014, a 37.7% reduction from $647,000 for the same period in 2013 primarily because of a lower assessment rate, as the Company’s risk profile improved.

•
Professional service fees, consisting principally of auditing, accounting, consulting, and legal services, totaled $652,000 for the three months ended September 30, 2014, compared to $463,000 for the same period during 2013. During the third quarter of 2014, additional legal fees were incurred related to the class action lawsuit against the Company, as well as incremental costs associated with changing to an international accounting firm. Offsetting these unfavorable variances was a reduction in the use of outside consultants.

•
Taxes, other than income, decreased from $222,000 for the three months ended September 30, 2013, to $129,000 for the same period in 2014, due to a lower assessment rate and methodology for state bank shares tax.

•
Other operating expenses totaled $1,025,000 for the three months ended September 30, 2014, compared to $1,325,000 for the same period in 2013. Consistent with the trends noted in the adequacy of the allowance for loan losses, a benefit of $245,000 was recognized for the three months ended September 30, 2014 in other expenses pertaining to the provision for off-balance sheet credit exposure, compared to an expense of $76,000 for the same period in 2013, which is the primary reason for the change in other expenses.

The Company’s efficiency ratio declined slightly for the three months ended September 30, 2014 to 81.6% compared to 82.4% for the same period in 2013. The improvement in the ratio was primarily the result of higher net interest income, in comparison to the increases noted in noninterest expense. The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization and other real estate income and expenses.
Income Tax Expense
Income tax expense totaled $24,000, for the three months ended September 30, 2014, compared to a tax benefit of $(281,000) for the three months ended September 30, 2013. During the third quarter of 2012, an evaluation was completed on the Company's net deferred tax asset that existed at that time, which principally resulted from credit and credit related losses and expenses that the Company had experienced. As a result of the taxable losses that were generated during 2012, and our inability to fully offset the tax to the two preceding carryback years allowed by tax regulation, our net deferred tax asset was dependent on tax planning strategies and future taxable income. Based on forecasted taxable income at that time, combined with limited available tax planning strategies, we were not able to conclude that the deferred tax asset would more likely than not be realized in its entirety, and as such, a valuation allowance was established for the full amount beginning in the third quarter of 2012, which resulted in a charge at that time of $19,872,000. As of September 30, 2014, while improvements continue in our operating results, we continue to believe that the valuation allowance is appropriate and, as of this date, such allowance totaled $16,592,000. The evaluation is updated quarterly and if the Company continues to experience profitability, reversal of the valuation in part, or in full, becomes more likely. The tax expense in 2014 pertains to state tax expense, whereas the benefits in 2013 principally pertains to a state income tax refund.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013
Summary
The Company recorded net income of $10,028,000 for the nine months ended September 30, 2014 compared to net income of $7,077,000 for the same period in 2013. Basic and diluted EPS for the nine months ended September 30, 2014 were $1.24, compared to $0.87 for the nine months ended September 30, 2013. As a result of the improvement in the Company’s asset quality and earnings performance, the Company was able to invest its excess liquidity previously kept in interest bearing bank balances into higher yielding securities and its loan portfolio. In addition, lower average balances of nonaccrual loans allowed for greater recognition of interest income.
Net Interest Income
The table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the nine months ended September 30, 2014 and 2013.
For the nine months ended September 30, 2014, net interest income measured on a fully tax equivalent basis increased $1,708,000 to $26,618,000 from $24,910,000 in the corresponding period in 2013. The primary reason for the increase in net interest income was an increase in the rates on interest earning assets coupled with being able to lower the cost of funds, or interest bearing liabilities.
Interest income earned on loans decreased from $24,717,000 for the quarter ended September 30, 2013 to $22,975,000 for the same period in 2014, a $1,742,000 decline. The primary reason for the decline was a decrease in rates earned from 4.84% in the quarter September 30, 2013 to 4.52% in the same period in 2014 and a slight decrease in the average balance from $682,143,000 for the nine months ended September 30, 2013 to $679,042,000 for the same period in 2014. Loans paying off at higher rates than the new loans originated, as well as competitive market conditions have led to the decline in interest rates.
Securities interest income increased $2,897,000 to $6,819,000 for the nine months ended September 30, 2014, from $3,922,000 for the same period in 2013. The average balance on securities has increased from $359,338,000 for the nine months ended September 30, 2013 to $418,663,000 for the same period in 2014. Rates earned on securities increased from a tax equivalent yield of 1.46% for the nine months ended September 30, 2013 to 2.18% in the same period in 2014. Investments in higher yielding securities, as well as slower prepayment speeds on mortgage-backed securities led to an increase in yields earning on securities.
Interest expense on deposits and borrowings for the nine months ended September 30, 2014 was $3,200,000, a decrease of $681,000, from $3,881,000 in the same period in 2013. The Company’s cost of funds on interest bearing liabilities has declined to 0.46% for the nine months ended September 30, 2014 from 0.53% for the same period in 2013. The interest rate environment has allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings, and as time deposits and long-term debt mature, it has also been able to replace the funds at slightly lower rates.
The Company’s net interest spread of 3.13% increased 22 basis points for the nine months ended September 30, 2014 as compared to the same period in 2013. Net interest margin for the nine months ended September 30, 2014 was 3.20%, a 22 basis point increase from 2.98% for the nine months ended September 30, 2013.

The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the nine months ended September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$13,324	$24	0.24%	$78,107	$152	0.26%
Securities	418,663	6,819	2.18	359,338	3,922	1.46
Loans	679,042	22,975	4.52	682,143	24,717	4.84
Total interest-earning assets	1,111,029	29,818	3.59	1,119,588	28,791	3.44
Other assets	61,040			72,855
Total	$1,172,069			$1,192,443
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$485,118	$604	0.17	$481,462	$593	0.16
Savings deposits	83,478	101	0.16	78,393	99	0.17
Time deposits	304,436	2,135	0.94	363,455	2,744	1.01
Short term borrowings	46,929	96	0.27	18,151	33	0.24
Long term debt	18,748	264	1.88	32,953	412	1.67
Total interest bearing liabilities	938,709	3,200	0.46	974,414	3,881	0.53
Non-interest bearing demand deposits	122,603			119,236
Other	12,037			10,940
Total Liabilities	1,073,349			1,104,590
Shareholders’ Equity	98,720			87,853
Total	$1,172,069			$1,192,443
Net interest income (FTE)/net interest spread		26,618	3.13%		24,910	2.91%
Net interest margin			3.20%			2.98%
Tax-equivalent adjustment		(1,155)			(1,336)
Net interest income		$25,463			$23,574

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Provision for Loan Losses
The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $2,900,000 for the nine months ended September 30, 2014, compared to a negative provision of $1,400,000 for the same period in 2013. The negative provision of $2,900,000 recorded in 2014 is the result of several factors, including: 1) favorable recoveries of loan amounts previously charged off of $1,294,000, 2) successful resolution of a loan in workout with a smaller charge-off than the reserve established for it, of $1,243,000, and 3) significant improvement in asset quality metrics as noted in the "Asset Quality" section. Both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses. Recent favorable charge-off data combined with relatively stable economic and market conditions resulted in the determination that a negative provision could be recorded despite net charge-offs for the period, as allowance for loan losses coverage metrics remain strong.
The negative provision for loan losses of $1,400,000 for the nine months ended September 30, 2013 was the result of payments the Company received on classified loans with partial charge-offs previously recorded. As these payments received during the second quarter of 2013 exceeded the carrying value of the related loans, the excess was included in recoveries of loan amounts previously charged off. As the allowance for loan losses was deemed adequate prior to those recoveries, the amount of the recoveries was recorded as a negative provision for loan losses. For the nine months ended September 30, 2013, net charge-offs totaled $514,000.

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
Noninterest Income
Noninterest income, excluding securities gains, totaled $12,660,000 for the nine months ended September 30, 2014, compared to $13,416,000 for the same period in 2013. Several factors contributed to the change in noninterest income, excluding security gains, for the first nine months of 2014 compared to the same period in 2013, as noted below.

•
The Company experienced a decline in service charges on deposits and other services charges, including certain loan fees, from $4,307,000 for the nine months ended September 30, 2013 to $4,056,000 for the same period in 2014. This decline reflects trends noted in more conservative consumer spending behavior and lower loan balances.

•
During the past several quarters, mortgage interest rates have risen, leading to a reduction in the number of customers refinancing their residential mortgages and new mortgages related to home sales have decreased. These events have resulted in a $950,000 decline in mortgage banking revenues to $1,634,000 for the nine months ended September 30, 2014 compared to the same period in 2013. The high interest rate environment positively impacted 2013’s results as the fair value of our mortgage servicing rights improved, which allowed for the recovery of $644,000 of our impairment reserve in the first nine months of 2013, with no similar recovery in the same period in 2014.

•
Other income of $364,000 for the nine months ended September 30, 2013 was a $402,000 improvement on the $38,000 loss reported for the same period in 2013. The primary reason for the increase was due to $269,000 in gains on sales of other real estate owned for the nine months ended September 30, 2014, compared to $144,000 in losses recorded for the same period in 2013.

Securities gains totaled $1,668,000 for the nine months ended September 30, 2014 compared to $279,000 for the same period in 2013. For both periods, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to reduce interest rate risk while maintaining earnings from our securities portfolio.
Noninterest Expenses
Noninterest expenses amounted to $32,639,000 for the nine months ended September 30, 2014, compared to $31,813,000 for the corresponding prior year period. The changes in certain components of noninterest expenses between the quarters ended September 30, 2013 and 2014, as described below.

•
For the nine months ended September 30, 2014, furniture and equipment, data processing, and occupancy expenses totaled $5,442,000, an increase of 23.2% over the $4,418,000 for the same period in 2013. In December 2013, the Company outsourced its core processing system to a third party provider, to capitalize on additional products and services that the outsourced solution offered. In connection with the migration to the new platform, upgrades in certain equipment were also required. In the fourth quarter of 2013, the Company opened its financial services facility office in Lancaster, Pennsylvania, resulting in a full nine months of occupancy charges in the first nine months of 2014, with no corresponding charge in the same period in 2013.

•
Salaries and employee benefits totaled $17,593,000 for the nine months ended September 30, 2014, compared to $16,717,000 for the nine months ended September 30, 2013, an increase of $876,000, or 5.2%. The increase in salaries and benefits is primarily the result of additions to staff that were hired in the latter part of 2013, allowing for enhanced risk management processes and practices and greater depth in the information technology and operations departments, and less reliance on outside consultants.

•
Advertising and bank promotions expense increased $131,000 to $847,000 for the nine months ended September 30, 2014 from $716,000 for the same period in 2013. Advertising and bank promotions were used to advance the Company’s growth initiatives and introduction of new products and services, including the Bank’s first ever advertising on television and increased direct mail efforts that were launched in the first quarter of 2014.

•
FDIC insurance expense decreased $712,000 to $1,226,000 for the nine months ended September 30, 2014 compared to $1,938,000 for the same period in 2013. The 36.7% decrease is primarily the result of a lower assessment rate, as the Company’s risk profile improved.

•
Real estate owned expenses totaled $261,000 for the nine months ended September 30, 2014, compared to $115,000 for the same period in 2013. This unfavorable variance is principally related to obtaining updated appraisals on several properties, and the resulting $154,000 write down that was required due to this updated information for the nine months ended September 30, 2014 compared to $29,000 for the same period in 2013.

•
Taxes, other than income, decreased from $710,000 for the nine months ended September 30, 2013 to $443,000 for the same period in 2014, due to a change in the assessment rate and methodology for state bank shares tax.

•
Consistent with the trends noted in the adequacy of the allowance for loan losses, a benefit of $184,000 was recognized for the nine months ended September 30, 2014 in other expenses pertaining to the provision for off-balance sheet credit exposure, compared to a benefit of $70,000 for the same period in 2013, and is the primary reason for the decrease. Other operating expenses totaled $3,648,000 for the nine months ended September 30, 2014 compared to $3,865,000 for the same period in 2013.

The Company’s efficiency ratio increased for the nine months ended September 30, 2014 to 82.6%, compared to 82.0% for the same period in 2013. The higher, or less favorable, ratio between the two periods was primarily the result of higher noninterest expenses in comparison to the net increases noted in revenues.
Income Tax Expense
Income tax expense totaled $24,000 for the nine months ended September 30, 2014, compared to a tax benefit of $221,000 for the same period in 2013, on pre-tax income of $10,052,000, and $6,856,000 for the nine months ended September 30, 2014 and 2013. As a result of our net operating loss carry forwards, combined with a full valuation allowance on its net deferred tax asset, no federal income tax expense was recognized for the nine months ended September 30, 2014. The tax expense in 2014 pertains to state tax expense, whereas the benefit recorded in 2013 principally pertains to a state income tax refund.
FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of September 30, 2014, securities available for sale were $402,563,000, a decrease of $4,380,000, from December 31, 2013’s balance of $406,943,000. Many of the securities have monthly cash flows which will provide cash flow to fund loan growth as the loan pipeline expands.
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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of September 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial real estate:
Owner-occupied	$97,401	$111,290
Non-owner occupied	142,146	135,953
Multi-family	26,801	22,882
Non-owner occupied residential	48,559	55,272
Acquisition and development:
1-4 family residential construction	5,297	3,338
Commercial and land development	15,480	19,440
Commercial and industrial	45,125	33,446
Municipal	62,385	60,996
Residential mortgage:
First lien	126,552	124,728
Home equity - term	20,833	20,131
Home equity - Lines of credit	83,673	77,377
Installment and other loans	6,122	6,184
	$680,374	$671,037
The loan portfolio at September 30, 2014 of $680,374,000 reflected an increase of $9,337,000 from $671,037,000 at December 31, 2013. Growth was achieved in the portfolio despite active loan collection efforts, in which the Company collected $19,299,000 in pay downs/payoffs, charge-offs, loan sales or foreclosure on nonaccrual loans during the nine months ended September 30, 2014. Current economic and market conditions in the Company’s markets have tempered loan growth, and competition for new business opportunities remains strong.
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
Nonperforming assets include nonaccrual loans and foreclosed real estate. In addition, restructured loans still accruing and loans past due 90 days or more and still accruing are also deemed to be risk assets. For all loan classes, the accrual of interest income ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loans have performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan.

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
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of September 30, 2014, December 31, 2013 and September 30, 2013. Relevant asset quality ratios are also presented.

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Nonaccrual loans (cash basis)	$12,623	$19,347	$16,813
Other real estate (OREO)	1,128	987	965
Total nonperforming assets	13,751	20,334	17,778
Restructured loans still accruing	1,735	5,988	5,289
Loans past due 90 days or more and still accruing	0	0	20
Total risk assets	$15,486	$26,322	$23,087
Loans 30-89 days past due	$1,889	$3,963	$4,059
Asset quality ratios:
Nonaccrual loans to loans	1.86%	2.88%	2.46%
Nonperforming assets to assets	1.16%	1.73%	1.47%
Total nonperforming assets to total loans and OREO	2.02%	3.03%	2.60%
Total risk assets to total loans and OREO	2.27%	3.92%	3.37%
Total risk assets to total assets	1.31%	2.23%	1.90%
Allowance for loan losses to total loans	2.35%	3.12%	3.11%
Allowance for loan losses to nonaccrual loans	126.90%	108.36%	126.40%
Allowance for loan losses to nonaccrual and restructured loans still accruing	111.57%	82.75%	96.15%

Risk assets totaled $15,486,000 at September 30, 2014, which was a decrease of $10,836,000, or 41.2%, from the balance at December 31, 2013 of $26,322,000, and a decrease of $12,684,000, or 45.0% from June 30, 2014. The decrease in nonaccrual loans since June 30, 2014 of $7,905,000 is due to successful remediation efforts and principal paydowns totaling $5,275,000, sales of nonaccrual loans of $1,982,000, charge-offs of $2,209,000, and foreclosures of $232,000, offset by loans moved to nonaccrual status of $1,793,000. The reduction in restructured loans still accruing of $4,369,000 during the third quarter of 2014 is principally the result of the sale of the note receivable on one large restructured loan. The Company continues to actively address its classified and impaired loans.

A further breakdown of impaired loans at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,160	$0	$3,160	$4,362	$200	$4,562
Non-owner occupied	2,419	0	2,419	2,849	4,268	7,117
Multi-family	96	0	96	322	0	322
Non-owner occupied residential	1,640	0	1,640	4,493	0	4,493
Acquisition and development
Commercial and land development	332	917	1,249	2,106	1,071	3,177
Commercial and industrial	694	0	694	2,001	0	2,001
Residential mortgage:
First lien	4,151	818	4,969	2,926	449	3,375
Home equity - term	72	0	72	107	0	107
Home equity - lines of credit	42	0	42	181	0	181
Installment and other loans	17	0	17	0	0	0
	$12,623	$1,735	$14,358	$19,347	$5,988	$25,335
As of September 30, 2014, the Company had 89 lending relationships that had loans that were considered impaired, and were included in the impaired loan balance of $14,358,000, compared to 68 lending relationships with an impaired loan balance of $25,335,000 at December 31, 2013. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at September 30, 2014 and December 31, 2013.

(Dollars in thousands)	# of Loans	Recorded Investment	Partial Charge-offs to Date	Specific Reserves at Period End
September 30, 2014
Relationships greater than $1,000,000	1	$1,280	$0	$0
Relationships greater than $500,000 but less than $1,000,000	4	2,359	0	41
Relationships greater than $250,000 but less than $500,000	13	4,346	1,002	0
Relationships less than $250,000	71	6,373	3,187	162
	89	$14,358	$4,189	$203
December 31, 2013
Relationships greater than $1,000,000	6	$13,014	$543	$0
Relationships greater than $500,000 but less than $1,000,000	6	3,664	120	0
Relationships greater than $250,000 but less than $500,000	11	4,083	913	455
Relationships less than $250,000	45	4,574	1,050	158
	68	$25,335	$2,626	$613
The Company takes partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss, or on restructured loans that are still accruing, and the impairment is based on discounted cash flows.
Of the relationships deemed to be impaired at September 30, 2014, one has an outstanding book balance in excess of $1,000,000, totaling $1,280,000. Seventy-one of the relationships, or 80% of the total number of impaired relationships, have recorded balances less than $250,000, which reduces the likelihood of a large loss on one particular loan.
The one relationship with impaired loans exceeding $1,000,000 was to a commercial lessor with an outstanding balance of $1,280,000. The decision to move the loan to nonaccrual status was made, despite the loan being current as to both principal and interest, as a result of declining cash flows of the Company, and the potential for further reduction in cash available to service debt in the near future. The Company believes it is well secured on this loan, and does not feel a loss will be incurred on it.
The 43.3% reduction in impaired loans from December 31, 2013 to September 30, 2014 is principally due to successful remediation efforts, principal paydowns, sales of impaired loans to a third party and charge-offs. Efforts were focused on the largest relationships. The increase in the impaired loan balances in the less than $250,000 category is consistent with the Company's creation of a Borrowers Assistance Group, and working with retail customers on restructuring their loans in order for them to meet their debt service requirements.
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of September 30, 2014. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance of $1,128,000 consists of 11 properties owned by the Company, four of which were commercial properties and totaled $652,000, and seven residential properties that totaled $476,000. The largest commercial property with a carrying value of $262,000 was land originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. A second commercial property is a commercial land parcel with a carrying value of $246,000. The remaining properties have carrying values less than $125,000 and are also carried at the lower of cost or fair value, less costs to dispose.
As of September 30, 2014, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.
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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2014
Commercial real estate:
Owner-occupied	$84,959	$3,367	$5,915	$3,160	$0	$97,401
Non-owner occupied	121,406	17,034	1,287	2,378	41	142,146
Multi-family	24,367	1,108	1,230	96	0	26,801
Non-owner occupied residential	38,590	6,117	2,212	1,640	0	48,559
Acquisition and development:
1-4 family residential construction	5,297	0	0	0	0	5,297
Commercial and land development	11,801	1,082	1,348	1,249	0	15,480
Commercial and industrial	41,568	1,742	1,121	575	119	45,125
Municipal	62,385	0	0	0	0	62,385
Residential mortgage:
First lien	121,583	0	0	4,936	33	126,552
Home equity - term	20,761	0	0	72	0	20,833
Home equity - Lines of credit	83,132	315	184	42	0	83,673
Installment and other loans	6,105	0	0	17	0	6,122
	$621,954	$30,765	$13,297	$14,165	$193	$680,374
December 31, 2013
Commercial real estate:
Owner-occupied	$92,063	$3,305	$11,360	$4,107	$455	$111,290
Non-owner occupied	107,113	6,904	14,819	7,117	0	135,953
Multi-family	20,091	2,132	337	322	0	22,882
Non-owner occupied residential	42,007	4,982	3,790	4,493	0	55,272
Acquisition and development:
1-4 family residential construction	3,292	0	46	0	0	3,338
Commercial and land development	14,118	1,433	712	3,177	0	19,440
Commercial and industrial	28,933	2,129	383	1,878	123	33,446
Municipal	60,996	0	0	0	0	60,996
Residential mortgage:
First lien	121,353	0	0	3,327	48	124,728
Home equity - term	20,024	0	0	94	13	20,131
Home equity - Lines of credit	77,187	0	9	181	0	77,377
Installment and other loans	6,184	0	0	0	0	6,184
	$593,361	$20,885	$31,456	$24,696	$639	$671,037
Potential problem loans are defined as performing loans, which have characteristics that cause management to have concerns as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Generally, management feels that “Substandard” loans that are currently performing and not considered impaired, result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the “Special Mention” classification is intended to be a temporary classification, and is reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. “Special Mention” loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified rating. These loans require follow-up by lenders on the information on the cause of the potential weakness, and once resolved, the loan classification may be downgraded to “Substandard,” or alternatively, could be upgraded to “Pass.”

Activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2014
Balance, beginning of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425
Provision for loan losses	(2,593)	(284)	(387)	9	(3,255)	72	66	138	217	(2,900)
Charge-offs	(1,840)	(33)	(1)	0	(1,874)	(286)	(78)	(364)	0	(2,238)
Recoveries	382	0	317	0	699	6	27	33	0	732
Balance, end of period	$10,002	$535	$922	$187	$11,646	$2,154	$201	$2,355	$2,018	$16,019
September 30, 2013
Balance, beginning of period	$11,288	$1,946	$875	$254	$14,363	$3,796	$134	$3,930	$1,805	$20,098
Provision for loan losses	3,495	(1,117)	(2,651)	(12)	(285)	2	11	13	272	0
Charge-offs	(1,767)	(2)	0	0	(1,769)	0	(46)	(46)	0	(1,815)
Recoveries	45	267	2,530	0	2,842	100	27	127	0	2,969
Balance, end of period	$13,061	$1,094	$754	$242	$15,151	$3,898	$126	$4,024	$2,077	$21,252
Activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,210)	(73)	(552)	(57)	(1,892)	(1,150)	192	(958)	(50)	(2,900)
Charge-offs	(2,514)	(67)	(64)	0	(2,645)	(495)	(200)	(695)	0	(3,340)
Recoveries	511	5	674	0	1,190	19	85	104	0	1,294
Balance, end of period	$10,002	$535	$922	$187	$11,646	$2,154	$201	$2,355	$2,018	$16,019
September 30, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	3,653	(3,943)	(3,309)	19	(3,580)	1,750	80	1,830	350	(1,400)
Charge-offs	(4,444)	(146)	(114)	0	(4,704)	(263)	(92)	(355)	0	(5,059)
Recoveries	133	1,681	2,542	0	4,356	136	53	189	0	4,545
Balance, end of period	$13,061	$1,094	$754	$242	$15,151	$3,898	$126	$4,024	$2,077	$21,252
The allowance for loan losses totaled $16,019,000 at September 30, 2014, a decrease of $4,946,000 from $20,965,000 at December 31, 2013, principally due to a net charge-offs, of $2,046,000 during the period, combined with a negative provision for loan losses of $2,900,000. Despite the reduction in the allowance for loan losses balance from December 31, 2013, allowance coverage metrics remain strong, with the allowance for total loans ratio at 2.35% at September 30, 2014, and the allowance for loan losses to nonaccrual loans coverage ratio at 126.90%.
A summary of relevant asset quality ratios for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratio of annualized net charge-offs to average loans outstanding	0.87%	(0.68)%	0.40%	0.10%
Net charge-offs (recoveries) were $1,506,000 and $2,046,000 for the three and nine months ended September 30, 2014, compared to ($1,154,000) and $514,000 for the same periods in 2013. A higher level of net charge offs was experienced in both the three and nine periods in 2014, compared to 2013, principally due to the prior year's periods being favorably influenced by a large recovery. The majority of the charge-offs remain in the commercial real estate loan portfolios.
Despite higher levels of net charge offs in 2014, compared to 2013, a negative provision for loan losses of $2,900,000 was recorded during the three and nine months ended September 30, 2014, as more fully discussed in the "Provision for Loan Losses" section of this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan losses allocation for each at September 30, 2014 and December 31, 2013.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2014
Loans allocated by:
Individually evaluated for impairment	$7,315	$1,249	$694	$0	$9,258	$5,083	$17	$5,100	$0	$14,358
Collectively evaluated for impairment	307,592	19,528	44,431	62,385	433,936	225,975	6,105	232,080	0	666,016
	$314,907	$20,777	$45,125	$62,385	$443,194	$231,058	$6,122	$237,180	$0	$680,374
Allowance for loan losses allocated by:
Individually evaluated for impairment	$69	$0	$0	$0	$69	$134	$0	$134	$0	$203
Collectively evaluated for impairment	9,933	535	922	187	11,577	2,020	201	2,221	2,018	15,816
	$10,002	$535	$922	$187	$11,646	$2,154	$201	$2,355	$2,018	$16,019
December 31, 2013
Loans allocated by:
Individually evaluated for impairment	$16,494	$3,177	$2,001	$0	$21,672	$3,663	$0	$3,663	$0	$25,335
Collectively evaluated for impairment	308,903	19,601	31,445	60,996	420,945	218,573	6,184	224,757	0	645,702
	$325,397	$22,778	$33,446	$60,996	$442,617	$222,236	$6,184	$228,420	$0	$671,037
Allowance for loan losses allocated by:
Individually evaluated for impairment	$552	$0	$0	$0	$552	$61	$0	$61	$0	$613
Collectively evaluated for impairment	12,663	670	864	244	14,441	3,719	124	3,843	2,068	20,352
	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at September 30, 2014 and December 31, 2013. In addition to the reserve allocations on impaired loans noted above, 32 loans, with outstanding general ledger principal balances of $3,909,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $4,189,000 at September 30, 2014. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased from $2,068,000 at December 31, 2013 to $2,018,000 at September 30, 2014 and represents 12.6% of the entire allowance for loan losses balance at September 30, 2014, up from 9.9% at December 31, 2013.

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
Deposits
Total deposits were $989,234,000 at September 30, 2014, a decrease of $11,156,000, or 1.1%, from $1,000,390,000 at December 31, 2013. Despite the decrease in total deposits, there was a shift to non-interest bearing deposits, which grew by $9,462,000, or 8.1%. Growth was experienced in most deposit products, with the exception of time deposits, which are interest rate sensitive.
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
Total shareholders’ equity increased $15,079,000 from $91,439,000 at December 31, 2013 to $106,518,000 at September 30, 2014. The primary reason for the increase in shareholders’ equity was the $10,028,000 net income retained for the nine months ended September 30, 2014, combined with a $4,868,000 increase in accumulated other comprehensive income (loss), net of taxes.
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Capital Adequacy. In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that are dependent on future taxable income greater than one year from the reporting date. As of September 30, 2014 and December 31, 2013, the Company provided a full valuation allowance on its deferred tax asset, which reduced the deferred tax asset, excluding other comprehensive income items, to zero.
The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceeds 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of September 30, 2014 and December 31, 2013, $7,501,000 and $12,598,000 of the allowance for credit losses was excluded from Tier 2 capital.
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

Regulatory Capital. As of September 30, 2014 and December 31, 2013, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of September 30, 2014 and December 31, 2013 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$114,826	16.4%	$56,122	8.0%	n/a	n/a
Orrstown Bank	113,533	16.2%	56,090	8.0%	$70,113	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	105,963	15.1%	28,061	4.0%	n/a	n/a
Orrstown Bank	104,675	14.9%	28,045	4.0%	42,068	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	105,963	9.0%	46,936	4.0%	n/a	n/a
Orrstown Bank	104,675	8.9%	46,919	4.0%	58,649	5.0%
December 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$104,637	15.0%	$55,926	8.0%	n/a	n/a
Orrstown Bank	102,806	14.7%	55,893	8.0%	$69,866	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	95,741	13.7%	27,963	4.0%	n/a	n/a
Orrstown Bank	93,915	13.4%	27,947	4.0%	41,920	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	95,741	8.1%	47,058	4.0%	n/a	n/a
Orrstown Bank	93,915	8.0%	47,077	4.0%	58,846	5.0%
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
Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Management, through its ALCO process, attempts to manage the level of repricing and maturity mismatch so that fluctuations in net interest income is maintained within policy limits in current and expected market conditions. The Company has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates. Rate spreads will be sacrificed at times in order to enable the sensitivity position to stay within the guidelines called for by asset/liability management policy. Investment and pricing decisions are made using both liquidity and sensitivity analysis as tools. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation.

The schedule that follows reflects the degree to which the Company can adjust its various portfolios to meet interest rate changes. The following outlines the Company’s rate sensitivity at September 30, 2014, and cumulative gap positions and ratios.

	Interest Sensitivity Period
(Dollars in thousands)	Within 3 Months	After 3 Within 6 Months	After 6 Within 12 Months	After 1 Year	Total
Rate Sensitive Assets (RSA)
Loans	$248,017	$37,909	$69,487	$329,125	$684,538
Investment securities	80,741	9,382	19,261	293,179	402,563
Other earning assets	35,737	0	0	0	35,737
Total RSA	364,495	47,291	88,748	622,304	1,122,838
Rate Sensitive Liabilities (RSL)
Interest bearing deposits	675,720	47,553	52,778	87,350	863,401
Short term borrowings	26,279	20,000	10,000	0	56,279
Long-term debt	175	78	10,158	4,575	14,986
Total RSL	702,174	67,631	72,936	91,925	934,666
Rate Sensitive GAP
Period	(337,679)	(20,340)	15,812	530,379	188,172
Cumulative	(337,679)	(358,019)	(342,207)	188,172
GAP as a Percent of Total Assets
Period	-29%	-2%	1%	45%
Cumulative	-29%	-30%	-29%	16%
RSA/RSL cumulative	0.52	0.53	0.59	1.20

The following gap summary demonstrates the shift in RSA/RSL (cumulative) position since year end:

	Within 6 Months	Within 12 Months	Within 24 Months	Within 36 Months
September 30, 2014	0.53	0.59	0.71	0.78
June 30, 2014	0.64	0.70	0.80	0.85
December 31, 2013 (Revised) **	0.51	0.55	0.60	0.66

**
For the quarter ended June 30, 2014, the Company revised the methodology for calculating the rate sensitive liabilities. Previously, the Company had included some non-maturity deposits in the over 36 month bucket. With the revision, the Company moved the non-maturity deposits into the less than three month bucket as these deposits have the ability to reprice in that time frame. While they have the ability to reprice within a three month time frame, the Company would expect that some portion of these accounts will reprice with a delay and with a magnitude that is not one for one with interest rate changes.

Management closely monitors the fiscal and monetary policies of our government and acts in anticipation of changes in order to maintain a healthy earning asset interest bearing liabilities balance.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of September 30, 2014, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the

Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
The nature of Orrstown Financial Services, Inc.’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described in Note 10, “Contingencies” to the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference, in the opinion of management, there are no material pending legal proceedings that are expected to have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
For the quarter ended September 30, 2014, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan. In connection with the Written Agreement and the MOU, the Company’s Stock Repurchase Plan has been suspended, and the Company does not expect to repurchase shares in the foreseeable future.
The Company did not sell any unregistered securities during the quarter ended September 30, 2014.

Item 3 – Defaults Upon Senior Securities
Not applicable

Item 4 – Mine Safety Disclosures
Not applicable

Item 5 – Other Information
None

Item 6 – Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed March 1, 2013.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1	Form of Restricted Stock Share Grant Agreement, issued to certain employees on August 15, 2014.

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

*	Attached as Exhibit 101 to this Form 10-Q are documents formatted in XBRL (Extensive Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David P. Boyle
David P. Boyle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2014

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed March 1, 2013.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1	Form of Restricted Stock Share Grant Agreement, issued to certain employees on August 15, 2014.

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *
All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

*	Attached as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (Extensive Business Reporting Language).