Form 10-K
period 2014-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2015-03-12
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-34292

ORRSTOWN FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2530374 (I.R.S. Employer Identification No.)

77 East King Street, P. O. Box 250, Shippensburg, Pennsylvania (Address of Principal Executive Offices)	17257 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (717) 532-6114
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	The NASDAQ Capital Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $113 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the registrant’s Common Stock as of March 2, 2015: 8,291,683.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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
Business
The Bank was originally organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, the Company acquired 100% ownership of the Bank, issuing 131,455 shares of the Company’s common stock to the former shareholders of the Bank.
The Company’s primary activity consists of owning and supervising its subsidiary, the Bank. The day-to-day management of the Company is conducted by its officers, who are also Bank officers. The Company has historically derived most of its income through dividends from the Bank, however, the Bank is prohibited from paying such dividends under an existing enforcement agreement (as more fully discussed below). As of December 31, 2014, the Company, on a consolidated basis, had total assets of $1,190,443,000, total shareholders’ equity of $127,265,000 and total deposits of $949,704,000.
The Company has no employees. Its seven officers are employees of the Bank. On December 31, 2014, the Bank had 296 full-time and 16 part-time employees.
The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants commercial, residential, consumer and agribusiness loans in its market areas of Cumberland, Franklin, Lancaster and Perry Counties in Pennsylvania and in Washington County, Maryland. The concentrations of credit by type of loan are set forth in Note 4, “Loans Receivable and Allowance for Loan Losses” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” The Bank maintains a diversified loan portfolio and evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer pursuant to collateral standards established in the Bank’s credit policies and procedures.
Lending
All secured loans are supported with appraisals or evaluations of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided they meet acceptable standards for liquidity and marketability. Loans secured by real estate generally do not exceed 90% of the appraised value of the property. Loan to collateral values are monitored as part of the loan review process, and appraisals are updated as deemed appropriate under the circumstances.
Commercial Lending
A majority of the Company’s loan assets are loans for business purpose. Approximately 65% of the loan portfolio is comprised of commercial loans. The Bank makes commercial real estate, equipment, working capital and other commercial purpose loans as required by the broad range of borrowers across the Bank’s various markets.
The Bank’s credit policy dictates the underwriting requirements for the various types of loans the Bank would extend to borrowers. The policy covers such requirements as debt coverage ratios, advance rate against different forms of collateral, loan-to-value ratio (“LTV”) and maximum term.

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
Residential Lending
The Bank provides residential mortgages throughout its various markets through a network of mortgage loan officers. A majority of the residential mortgages originated are sold to secondary market investors, primarily Wells Fargo, Fannie Mae and the Federal Home Loan Bank of Pittsburgh. All mortgages, regardless of being sold or held in the Bank’s portfolio, are generally underwritten to secondary market industry standards for prime mortgages. The Bank requires a LTV of no greater than 80% of the value of the real estate being taken as collateral, without the borrower obtaining private mortgage insurance.
Loan Review
The Bank has a loan review policy and program which is designed to identify and mitigate risk in the lending function. The Enterprise Risk Management (“ERM”) Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible negative credit event.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000, which include a confirmation of the risk rating by Credit Administration. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the ERM Committee on a quarterly basis, with reaffirmation of the rating as approved by the Bank’s Loan Work Out Committee.
The Bank outsources its independent loan review to a third party provider, which monitors and evaluates loan customers on a quarterly basis utilizing risk-rating criteria established in the credit policy in order to identify deteriorating trends and detect conditions which might indicate potential problem loans. The third party loan review firm reports the results of the loan reviews quarterly to the ERM Committee for approval. The loan ratings provide the basis for evaluating the adequacy of the allowance for loan losses.
Orrstown Financial Advisors (“OFA”)
Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name “Orrstown Financial Advisors.” OFA offers retail brokerage services through a third party broker/dealer arrangement with Financial Network Investment Company (“FNIC”). As of December 31, 2014, trust assets under management were $1,017,013,000.
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
The Bank is a Pennsylvania-chartered commercial bank and a member of the Federal Reserve System. As such, the operations of the Bank are subject to federal and state statutes applicable to banks chartered under Pennsylvania law, to FRB member banks and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s operations are also subject to regulations of the Pennsylvania Department of Banking and Securities (“PDB”), the FRB and the FDIC.
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
Enforcement
On March 22, 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank and the Bank entered into a Consent Order with the PDB. The Consent Order with the PDB was subsequently terminated in April 2014, and replaced with a Memorandum of Understanding ("MOU"). On February 6, 2015, the Bank was released from the MOU, thereby terminating all enforcement actions imposed on the Bank by the PDB.
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
The Company and the Bank have developed and continues to implement strategies and action plans to meet the requirements of the Written Agreement. As part of its efforts on complying with the terms of the Written Agreement, the Bank has filed a capital plan with the Federal Reserve Bank.
The Written Agreement will continue until terminated by the Federal Reserve Bank. The foregoing description of the Written Agreement is qualified in its entirety by reference to the actual agreement which is attached as Exhibit 10.13, and incorporated herein by this reference.
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

Dividend Restrictions
The Company’s funding for cash distributions to its shareholders is derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds has historically been dividends received from the Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Company without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Additional information concerning the Company and the Bank with respect to dividends is incorporated by reference from the risk factors entitled “The Company is subject to restrictions and conditions of a formal agreement issued by the Federal Reserve Bank of Philadelphia. Failure to comply with this formal agreement could result in additional enforcement action against us, including the imposition of monetary penalties” and “The Company discontinued its quarterly cash dividend and suspended the stock repurchase program based on regulatory requirements” included under Item 1A of this report and Note 15, “Restrictions on Dividends, Loans and Advances,” of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Adequacy and Regulatory Matters” section of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” included under Item 7 of this report.
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
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under previously effective capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and Bank, may make a one-time permanent election to continue to exclude these items. The Company anticipates it will take advantage of the election.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
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
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the four categories of the previous capital standards (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Significant changes to the previously effective capital rules that will impact the Company’s determination of risk-weighted assets include, among other things:

•
Greater restrictions on the amount of deferred tax assets that can be included in CET1 capital with assets relating to net operating loss and credit carry forwards being excluded, and a 10% - 15% limitation on deferred tax assets arising from temporary differences that cannot be realized through net operating loss carry backs.

•	Applying a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, compared to 100% risk weight previously in place;

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due or in nonaccrual status, compared to 100% risk weight previously in place; and

•
Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, compared to 0% previously in place.

Management is currently evaluating the impact that the Basel III Capital Rules, on a fully phased-in basis, will have on our capital levels. Management anticipates that it will be in compliance with the phased in rules.
Consumer Financial Protection Bureau
The Dodd-Frank Act created an independent regulatory body, the Consumer Financial Protection Bureau (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks, including the Company. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided.
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
Loan servicing has become a key focus, especially when loan workouts and modifications are involved. New mortgage servicing rules effective in January 2014 implement new provisions regarding servicing standards. These new standards seek to ensure similar borrowers who default or become delinquent are treated in a similar, consistent manner. The Bank presently services 5,000 or fewer mortgage loans which it owns or originated, so it is considered a “Small Servicer” and is exempt from certain parts of the Mortgage Servicing Rules. The mortgage servicing requirements applicable to the Bank’s servicing operations under the new mortgage servicing rules are as follows: 1) adjustable rate mortgage interest rate adjustment notices; 2) prompt payment crediting and payoff statements; 3) limits on force-placed insurance; 4) responses to written information requests and complaints of errors; and 5) loss mitigation with regard to the first notice or filing for a foreclosure and no foreclosure proceedings if a borrower is performing pursuant to the terms of a loss mitigation agreement.
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

•	Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and the

•	USA PATRIOT Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.
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
ITEM 1A – RISK FACTORS
Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following:
The Company is subject to restrictions and conditions of a formal agreement issued by the Federal Reserve Bank of Philadelphia. Failure to comply with this formal agreement could result in additional enforcement action against us, including the imposition of monetary penalties.
In March 2012, the Company entered into a Written Agreement with the Federal Reserve Bank of Philadelphia, which requires the Company to discontinue a number of practices and to take a number of actions. In particular, we agreed with the Federal Reserve Bank to, among other things, prepare and submit plans regarding: (i) strengthening of credit risk management practices and underwriting, (ii) the repayment or disposition of properties classified as OREO and nonperforming or criticized assets, (iii) the allowance for loan loss methodology, (iv) capital, and (v) a management review. This formal agreement also restricts the ability of the Company and the Bank to pay dividends, to repurchase stock or to incur indebtedness without prior regulatory approval. We intend to fully comply with the formal agreement. However, if we fail to comply, the Federal Reserve Bank could take additional enforcement action against the Company. Possible enforcement actions could include the issuance of a cease and desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or to enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders. Any remedial measure or further enforcement action, whether formal or informal, could impose restrictions on our ability to operate our business, harm our reputation and our ability to retain and attract customers, adversely affect our business, prospects, financial condition or results of operations and impact the trading price of our common stock.
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
The Company is a bank holding company regulated by the FRB. In October 2011, the Company announced it had discontinued its quarterly dividend. Due to subsequent regulatory restrictions included in the formal agreement with our regulator discussed above, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval. Accordingly, we do not anticipate being able to pay any cash dividends or conducting any stock repurchases until such time as the agreement is lifted.
The Company is a holding company dependent for liquidity on payments from the Bank, its sole subsidiary, which is subject to restrictions.
The Company is a holding company and depends on dividends, distributions and other payments from the Bank to fund dividend payments, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Pursuant to the terms of the formal agreement we entered into with the Federal Reserve Bank in March 2012, as discussed above, any dividend or similar payment from the Bank to us may only be made with prior regulatory approval. In 2014, the Bank received regulatory approval to dividend up to $1,000,000 to the Company as circumstances warrant. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.
The Company may be required to make further increases in the provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect it.
There is no precise method of predicting loan losses and the required level of reserves, and related provision for loan losses, can fluctuate from year to year, based on charge-offs (recoveries), loan volumes, credit administration practices, and local and national economic conditions, among other factors. For 2014, we recorded a negative provision for loan losses of $3,900,000. The Company recorded net charge-offs of $2,318,000 in 2014 compared to net loan recoveries of $949,000 in 2013. Risk elements, including nonperforming loans, troubled debt restructurings, loans greater than 90 days past due still accruing, and other real estate owned totaled $16,464,000 at December 31, 2014. The allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.
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
The allowance for loan losses was 2.09% of total loans and 95% of nonaccrual and restructured loans still accruing at December 31, 2014, compared to 3.12% of total loans and 83% of nonaccrual and restructured loans still accruing at December 31, 2013. Material additions to the allowance could materially decrease our net income. In addition, at December 31, 2014, the top 25 lending relationships individually had commitments in excess of $220,000,000, and a total outstanding loan balance of nearly $182,097,000, or 26% of the loan portfolio. The deterioration of one or more of these loans could result in a significant increase in the nonperforming loans and the provisions for loan losses, which would negatively impact our results of operations.

Difficult economic and market conditions have adversely affected the financial services industry and may continue to materially and adversely affect the Company.
We are operating in a challenging economic environment, including generally uncertain global, national and local conditions. Additional concerns from some of the countries in the European Union, Russian Federation, and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2014, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions, including the Bank. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. While the Company saw continued improvement in 2014, there continued to be stress on the Bank’s portfolio. A worsening of economic conditions, or a prolonged inconsistent recovery, may further impact the Bank’s results of operations and financial condition. In particular, we may face the following risks in connection with these events:

•	Loan delinquencies could increase further;

•	Problem assets and foreclosures could increase further;

•	Demand for our products and services could decline;

•
Collateral for loans made by us, especially real estate, could decline further in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

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
The Dodd-Frank Act also created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.

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
In 2014, loans grew $33,909,000, or 5.1% from $671,037,000 at January 1, 2014, to $704,946,000 at December 31, 2014, due to organic growth through increases in consumer lending and commercial real estate loans. Over the long term, we expect to continue to experience growth in loans and total assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to successfully execute our business strategies, which include continuing to grow our loan portfolio. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet underwriting standards. In addition, since our asset quality metrics have returned closer to historical levels, we may consider the acquisition of other financial institutions and branches within or outside of our market area to the extent permitted by our regulators, the success of which will depend on a number of factors, including our ability to integrate the acquired branches into the current operations of the Company, our ability to limit the outflow of deposits held by customers of the acquired institution or branch locations, our ability to control the incremental increase in non-interest expense arising from any acquisition and our ability to retain and integrate the appropriate personnel of the acquired institution or branches. We believe we have the resources and internal systems in place to successfully achieve and manage our future growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

If the Company wants to, or is compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.
Federal banking regulators require us and our banking subsidiaries to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that, they believe, are necessary to support our business operations. At December 31, 2014, all three capital ratios for us and our banking subsidiary were above regulatory minimum levels to be deemed “well capitalized” under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.
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
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
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
Technological advances impact our business. The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success may depend, in part, on our ability to address the needs of our current and prospective customers by using technology to provide products and services that will satisfy demands for convenience as well as to create additional efficiencies in operations.
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
We have been named, from time to time, as a defendant in various legal actions or other proceedings arising in connection with our activities as a financial services institution. Certain of these actions include and future actual or threatened legal actions may include claims for substantial and indeterminate amounts of damages, or may result in other outcomes adverse to us. Legal liability could materially adversely affect our business, financial condition or results of operations or cause us reputational harm, which could harm our business. For more information regarding legal proceedings in which we are involved, see “Legal Proceedings” in Part I, Item 3 herein.
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
The market price of our common stock has been subject to volatility.
The market price of the Company’s common stock has been subject to fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flows, changes in financial estimates by securities analysts, trading volume, large purchases or sales of our common stock, market conditions within the banking industry, the general state of the securities markets and the market for stocks of financial institutions, as well as general economic conditions.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
The Bank owns and leases properties in Cumberland, Franklin, Lancaster and Perry Counties, Pennsylvania and Washington County, Maryland as branch banking offices and an operations center. The Company and the Bank maintain headquarters at the Bank’s King Street Office in Shippensburg, Pennsylvania. A summary of these properties is as follows:

Office and Address	Acquired/Built	Office and Address	Acquired/Built

Properties Owned		Properties Owned (continued)

Orrstown Office	1919	Lincoln Way East Office	2004
3580 Orrstown Road		1725 Lincoln Way East
Orrstown, PA 17244		Chambersburg, PA 17202

Lurgan Avenue Office	1981	Duncannon Office	2006
121 Lurgan Avenue		403 North Market Street
Shippensburg, PA 17257		Duncannon, PA 17020

King Street Office	1986	Greencastle Office	2006
77 E. King Street		308 Carolle Street
Shippensburg, PA 17257		Greencastle, PA 17225

Stonehedge Office	1994	New Bloomfield Office	2006
427 Village Drive		1 South Carlisle Street
Carlisle, PA 17015		New Bloomfield, PA 17068

Path Valley Office	1995	Newport Office	2006
16400 Path Valley Road		Center Square
Spring Run, PA 17262		Newport, PA 17074

Norland Avenue Office	1997	Red Hill Office	2006
625 Norland Avenue		18 Newport Plaza
Chambersburg, PA 17201		Newport, PA 17074

Silver Spring Office	2000	Simpson Street Office	2006
3 Baden Powell Lane		1110 East Simpson Street
Mechanicsburg, PA 17050		Mechanicsburg, PA 17055

North Middleton Office (land lease)	2002	North Pointe Operations Center	2007
2250 Spring Road		Orrstown Operations Center
Carlisle, PA 17013		2695 Philadelphia Avenue
		Chambersburg, PA 17201

Orchard Drive Office (land lease)	2003	Eastern Blvd. Office	2008
1355 Orchard Drive		1020 Professional Court
Chambersburg, PA 17201		Hagerstown, MD 21740

Seven Gables Office	2003
1 Giant Lane
Carlisle, PA 17013

Office and Address	Acquired/Built	Office and Address	Acquired/Built

Properties Leased		Properties Leased (continued)

Hanover Street	1997	Carlisle Fairgrounds	2011
22 S. Hanover St.		1000 Bryn Mawr Road
Carlisle, PA 17013		Carlisle, PA 17103

Camp Hill	2005	Lancaster Financial Center	2013
3045 Market St.		2098 Spring Valley Road
Camp Hill, PA 17011		Lancaster, PA 17601

ITEM 3 – LEGAL PROCEEDINGS
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described in Note 20, “Contingencies” in the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference, in the opinion of management, there are no legal proceedings that are expected to have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the NASDAQ Capital Market under the symbol “ORRF” as of April 28, 2009, and continues to be listed there as of the date hereof. At the close of business on March 2, 2015, there were approximately 3,059 shareholders of record.
The following table sets forth, for the fiscal periods indicated, the high and low sales prices of our common stock for the two most recent fiscal years. Trading prices are based on published financial sources.

	2014			2013
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
	High	Low		High	Low

First quarter	$17.50	$15.35	$0.00	$15.15	$9.49	$0.00
Second quarter	16.95	15.85	0.00	16.20	12.52	0.00
Third quarter	17.00	15.33	0.00	18.00	12.79	0.00
Fourth quarter	17.21	15.50	0.00	17.78	15.45	0.00
			$0.00			$0.00
In October 2011, the Company announced that it had discontinued its quarterly dividend. In March 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank. Due to the regulatory restrictions included in the Written Agreement, the Company is restricted from paying any dividends. Accordingly, there can be no assurance that we will pay a cash dividend in the near future.
Issuer Purchases of Equity Securities
On September 23, 2010, the Company announced an extension of its original Stock Repurchase Plan authorizing the repurchase of 150,000 shares of its common stock. The maximum number of shares that may yet be purchased under the plan is 146,693 shares at December 31, 2014.
For the quarter ended December 31, 2014, there were no repurchases of common equity securities by the Company under the Stock Repurchase Plan. In connection with the formal written agreement entered into with the Federal Reserve Bank, the Company’s Stock Repurchase Plan was suspended, and the Company does not expect to repurchase shares in the foreseeable future.

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

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Orrstown Financial Services, Inc.	100.00	81.34	25.27	29.52	50.07	52.06
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”). The Performance Graph and its accompanying table are not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.
Recent Sales of Unregistered Securities
The Company has not sold any securities within the past three years which were not registered under the Securities Act.

ITEM 6 – SELECTED FINANCIAL DATA

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Summary of Operations
Interest income	$38,183	$37,098	$45,436	$60,361	$58,423
Interest expense	4,159	5,011	7,548	10,754	12,688
Net interest income	34,024	32,087	37,888	49,607	45,735
Provision for loan losses	(3,900)	(3,150)	48,300	58,575	8,925
Net interest income after provision for loan losses	37,924	35,237	(10,412)	(8,968)	36,810
Securities gains	1,935	332	4,824	6,224	3,636
Other noninterest income	16,919	17,476	18,438	20,396	19,340
Goodwill impairment charge	0	0	0	19,447	0
Other noninterest expenses (excluding goodwill impairment charge)	43,768	43,247	43,349	41,032	36,735
Income (loss) before income taxes (benefit)	13,010	9,798	(30,499)	(42,827)	23,051
Income tax expense (benefit)	(16,132)	(206)	7,955	(10,863)	6,470
Net income (loss)	$29,142	$10,004	$(38,454)	$(31,964)	$16,581
Per Common Share Data
Net income (loss)	$3.59	$1.24	$(4.77)	$(3.98)	$2.18
Diluted net income (loss)	3.59	1.24	(4.77)	(3.98)	2.17
Cash dividend paid	0.00	0.00	0.00	0.69	0.89
Book value at December 31	15.40	11.28	10.85	15.92	20.10
Average shares outstanding – basic	8,110,344	8,093,306	8,066,148	8,017,307	7,609,933
Average shares outstanding – diluted	8,116,054	8,093,306	8,066,148	8,026,726	7,637,824
Stock Price Statistics
Close	$17.00	$16.35	$9.64	$8.25	$27.41
High	17.50	18.00	11.29	29.50	36.50
Low	15.33	9.49	7.45	7.90	20.00
Price earnings ratio at close	4.7	13.2	(2.0)	(2.1)	12.6
Diluted price earnings ratio at close	4.7	13.2	(2.0)	(2.1)	12.6
Price to book at close	1.1	1.4	0.9	0.5	1.4
Year-End Balance Sheet Data
Total assets	$1,190,443	$1,177,812	$1,232,668	$1,444,097	$1,511,722
Loans	704,946	671,037	703,739	965,440	964,293
Total investment securities	384,549	416,864	311,774	322,123	440,570
Deposits – noninterest bearing	116,302	116,371	121,090	111,930	104,646
Deposits – interest bearing	833,402	884,019	963,949	1,104,972	1,083,731
Total deposits	949,704	1,000,390	1,085,039	1,216,902	1,188,377
Repurchase agreements	21,742	9,032	9,650	15,013	87,850
Borrowed money	79,812	66,077	37,470	73,798	65,178
Total shareholders’ equity	127,265	91,439	87,694	128,197	160,484
Trust assets under management – market value	1,017,013	1,085,216	992,378	947,273	929,327
Performance Statistics
Average equity / average assets	8.63%	7.45%	8.07%	10.36%	10.76%
Return on average equity	28.78%	11.30%	(35.22)%	(20.33)%	11.22%
Return on average assets	2.48%	0.84%	(2.84)%	(2.11)%	1.21%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the consolidated financial condition and results of operations for each of the three years ended December 31, 2014, 2013 and 2012. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in this report to assist in the evaluation of the Company’s 2014 performance. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.
Overview
The U.S. economy is in its fifth year of recovery from one of its longest and most severe economic recessions in recent history. The strength of the recovery has been modest by historical standards with GDP growth struggling to sustain momentum above 2.0%. Unemployment had been slow to decline until 2014, when it experienced its best employment growth in over a decade adding over three million new jobs. While the economic outlook finally appears strong enough that the Federal Reserve is expected to begin raising interest rates in mid-2015, most of the rest of the world's economies appear to be in recession or experiencing decelerating growth. As a result, the dollar has strengthened significantly and commodity prices have fallen precipitously. It remains to be seen if the U.S. economy will remain strong enough to allow the Federal Reserve to raise interest rates while the rest of the world's major economies struggle.
The Company returned to profitability for the years ended December 31, 2014 and 2013, recording net income of $29,142,000 and $10,004,000 after posting losses in the two previous years, including $38,454,000 in 2012. The Company was able to return to profitability as asset quality issues have improved significantly in the past two years, from their elevated levels, allowing for significant reductions in the provision for loan losses in 2014 and 2013 compared to 2012. The provision for loan losses was a negative $3,900,000 and $3,150,000 for the years ended December 31, 2014 and 2013, compared to $48,300,000 in 2012.
The results of operation of the Company was also influenced by the establishment of a deferred tax asset valuation allowance reserve totaling $20,235,000 in 2012 due primarily to the cumulative losses posted in 2011 and 2012. As a result of sustained profitability for the last nine quarters, strengthened asset quality metrics and regulatory capital, the valuation allowance was recaptured in the fourth quarter of 2014, and an income tax benefit of $16,204,000 was recorded.
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
The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet.
The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s prior cumulative taxable losses, projections for future taxable income and other available evidence, management determined that there was not sufficient positive evidence to outweigh the cumulative loss, and concluded it was not more likely than not that the net deferred tax asset would be realized for the quarters ended September 30, 2012 through September 30, 2014. Accordingly a full valuation allowance was recorded for each of these quarters. However, at December 31, 2014, management noted the Company’s profitable operations over the past nine quarters, improvements in asset quality, strengthened capital position, reduced regulatory risk, as well as improvement in economic conditions. Based on this analysis, management determined that a full valuation allowance was no longer necessary, and the full amount was recaptured as of December 31, 2014. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred tax assets would be realized, and recaptured the full valuation allowance at December 31, 2014.
Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.
Corporate Profile and Significant Developments
The Company is a bank holding company (that has elected status as a financial holding company with the FRB) headquartered in Shippensburg, Pennsylvania with consolidated assets of $1,190,443,000 at December 31, 2014. The consolidated financial information presented herein reflects the Company and its wholly-owned commercial bank subsidiary, the Bank.
The Bank, with total assets of $1,190,114,000 at December 31, 2014, is a Pennsylvania chartered commercial bank with 22 offices. The Bank’s deposit services include a variety of checking, savings, time and money market deposits along with related debit card and merchant services. Lending services include commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Orrstown Financial Advisors, a division of the Bank, offers a diverse line of financial services to our customers, including, but not limited to, brokerage, mutual funds, trusts, estate planning, investments and insurance products. At December 31, 2014, Orrstown Financial Advisors had approximately $1,017,013,000 of assets under management.
Economic Climate, Inflation and Interest Rates
The U.S. economy appears to be recovering from one of its longest and most severe economic recessions in history. The recovery has been much weaker than past recoveries resulting in poor loan demand and continued credit quality challenges. This pattern remained in place throughout 2014.
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

Despite the challenging economic conditions during 2012 - 2014, the Company believes it is positioned to withstand these conditions through its improving capital and liquidity positions, high quality debt securities portfolios and recent improvement in asset quality through continuing efforts to manage credit and interest rate risk.
Results of Operations
Summary
For the years ended December 31, 2014 and 2013, the Company recorded net income of $29,142,000 and $10,004,000, compared to a net loss of $38,454,000 for the same period in 2012. Diluted earnings (loss) per share were $3.59, $1.24 and ($4.77) for the years ended December 31, 2014, 2013 and 2012.
Each of the three years had events and circumstances that affect the comparability of the information for the periods presented, and reflects the impact that asset quality had on the results of our operations. In 2012, the Company continued to identify troubled loans, and due to the aggressive manner in which these assets were handled, a $48,300,000 provision for loan losses was recorded. Improvements were noted in asset quality beginning in 2013, and with some success in remediation and workout efforts, it was determined that no provision for loan losses was needed for 2013 and 2014, and that a recovery of amounts previously provided for or charged off would be recognized. This resulted in a negative provision of $3,900,000 and $3,150,000 for the years ended December 31, 2014 and 2013.
Noninterest expenses, in total, remained relatively consistent, and totaled $43,768,000, $43,247,000 and $43,349,000 for the years ended December 31, 2014, 2013 and 2012. Although the total was relatively flat, the changes in certain components of noninterest expenses between the three periods are reflective of the Company's asset quality remediation efforts, and focus on investing in additional talent and technology to better serve the needs of our customers, and efforts to develop new relationships. Collection, problem loan, and real estate owned expenses decreased from $3,131,000 for the year ended December 31, 2012 to $811,000 and $1,029,000 for the years ended December 31, 2013 and 2014. Salaries and employee benefits increased from $19,864,000 for the year ended December 31, 2012 to $22,954,000 and $23,658,000 for the years ended December 31, 2013 and 2014.
For the year ended December 31, 2014, net income benefited from the recapture of the valuation allowance on deferred tax assets of $16,204,000, that was established and charged to income tax expense in 2012, and negatively impacted results of operation by $20,235,000 in that year. As a result of the recapture of the full valuation that was established in 2012, an income tax benefit of $16,132,000 was recorded in 2014, despite pre-tax income of $9,798,000.
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
The “Analysis of Net Interest Income” table presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the years ending December 31, 2014, 2013 and 2012. The “Changes in Taxable Equivalent Net Interest Income” table below analyzes the changes in net interest income for the same periods broken down by their rate and volume components.

2014 versus 2013
For the year ended December 31, 2014, net interest income, measured on a fully tax equivalent basis, increased $1,612,000, or 4.8%, to $35,494,000 from $33,882,000 for the same period in 2013. The primary reason for the increase in net interest income was the investment of excess liquidity, previously kept in interest bearing bank balances, into higher yielding securities and the loan portfolio. Expansion in net interest margin from 3.03% for the year ended December 31, 2013 to 3.20% for the same period in 2014 reflects the investments in the higher yielding securities and loans. This shift in investment philosophy was made possible as a result of the sustained improvement in the Company's asset quality and earnings performance, beginning in the fourth quarter of 2013, which allowed for increased liquidity available at our correspondent banks, and decreasing the amount of liquidity we needed on hand. Average earning assets decreased nominally from $1,118,612,000 for the year ended December 31, 2013 to $1,111,087,000 for the same period in 2014.
The largest contributor to the increase in net interest income was the investment of excess liquidity into the securities portfolio. Interest income on securities increased from $5,940,000 for the year ended December 31, 2013 to $8,899,000 for the year ended December 31, 2014. The average securities balance increased to $413,072,000 for the year ended December 31, 2014, compared to $368,208,000 for the same period in 2013. The average yield on the securities portfolio improved from 1.61% for the year ended December 31, 2013 to 2.15% for the same period in 2014. The change in interest income due to the increase in the average yield on investment securities resulted in additional interest income of $3,039,000 and was the primary contributor to the $2,959,000 increase in the interest income earned on securities in 2014 compared to 2013.
Interest income earned on a tax equivalent basis on loans decreased in 2014 and totaled $30,719,000 for the year ended December 31, 2014, a decrease of $2,060,000 compared to the $32,779,000 for the same period in 2013. Although the average balance of loans has increased marginally from $683,272,000 for the year ended December 31, 2013 to $683,878,000 for the same period in 2014, the volume increase was not enough to offset the decrease in rates earned on loans, which declined from an average tax equivalent yield of 4.80% in 2013 to 4.49% in 2014.
Interest expense on deposits and borrowings for the year ended December 31, 2014 was $4,159,000, a decrease of $852,000, from $5,011,000 for the same period in 2013. The average balance of interest bearing liabilities decreased 3.30% from $968,797,000 for the year ended December 31, 2013 to $936,831,000 for the same period in 2014. In addition, the Company’s cost of funds on interest bearing liabilities declined to 0.44% for the year ended December 31, 2014 from 0.52% for the same period in 2013. As time deposits matured, we have been able to replace the funds at lower rates.
During the year ended December 31, 2014, the Company utilized short-term borrowings as a temporary funding source of funds, rather than utilizing more expensive time deposits and long-term borrowings. As a result, the average balance of short-term borrowings increased $27,610,000 during the year, and averaged $51,922,000. In addition, the average rate paid on short-term borrowings for 2014 was 0.29% an increase of 4 basis points from that paid in 2013. The increase in average balances and rates paid resulted in an increase in interest expense on short-term borrowings from $61,000 for the year ended December 31, 2013 to $148,000 in 2014. Conversely, the Company allowed its long-term borrowings to run off without full replacement, resulting in a lower average balance of $17,773,000 for the year ended December 31, 2014 compared to $28,752,000 in 2013. This was a reason that interest expense on long-term debt decreased by $172,000, from $505,000 for the year ended December 31, 2013 to $333,000. Offsetting the lower average balances were higher average rates paid, which increased from 1.76% in 2013 to 1.87% in 2014, as some of the maturing long-term debt had rates below the average of the total.
The Company’s net interest spread of 3.13% increased 17 basis points for the year ended December 31, 2014 as compared to the same period in 2013. Net interest margin for the year ended December 31, 2014 was 3.20%, a 17 basis point improvement from 3.03% for the year ended December 31, 2013.
2013 versus 2012
For the year ended December 31, 2013, net interest income, measured on a fully tax equivalent basis, decreased $6,271,000, or 15.6%, to $33,882,000 from $40,153,000 for 2012. The primary reason for the decrease in net interest income was a decrease in average earning assets from $1,284,864,000 for the year ended December 31, 2012 to $1,118,612,000 for 2013. Compression in net interest margin from 3.12% for the year ended December 31, 2012 to 3.03% for 2013 also contributed to the decline in net interest income.
The largest contributor to the decrease in average earning assets was the decline in the loan portfolio. Interest income on loans decreased from $40,994,000 for the year ended December 31, 2012 to $32,779,000 for the year ended December 31, 2013. The average loan balance declined to $683,272,000 for the year ended December 31, 2013, compared to $859,985,000 for 2012. Two large sales of criticized loans in 2012 resulted in lower average balances, as did management’s workout efforts and scheduled amortization of loans exceeding new loan originations during the year. Partially offsetting the loan volume variance was an increase in average rates earned on loans from 4.77% for the year ended December 31, 2012 to 4.80% for 2013, as the Company has been able to reduce its nonaccrual loan balance.
Securities interest income also declined in 2013 and totaled $5,940,000 for the year ended December 31, 2013, a decrease of $480,000 compared to the $6,420,000 for 2012. Although the average balance of securities has increased from $315,581,000 for the year ended December 31, 2012 to $368,208,000 for 2013, the volume increase was not enough to offset the decrease in rates earned on securities, which declined from a tax equivalent yield of 2.03% in 2012 to 1.61% in 2013. The low interest rate environment experienced during the first half of 2013 resulted in increased refinancing activity and accelerated prepayments on mortgage backed securities and collateralized mortgage obligations, many of which have premiums associated with them. Furthermore, the proceeds from the sales or maturities of securities had been reinvested at lower interest rates, also negatively impacting the yield earned on securities.
Interest expense on deposits and borrowings for the year ended December 31, 2013 was $5,011,000, a decrease of $2,537,000, from $7,548,000 for 2012. The average balance of interest bearing liabilities decreased 13.2% from $1,115,644,000 for the year ended December 31, 2012 to $968,797,000 for 2013. In addition, the Company’s cost of funds on interest bearing liabilities declined to 0.52% for the year ended December 31, 2013 from 0.68% for 2012. The interest rate environment allowed the Company to lower the rates offered on its demand deposits, including interest bearing demand, money market and savings in 2013 compared to 2012, and as time deposits mature, replacement funds were at slightly lower rates. The rate paid on long-term debt had increased from 1.64% for the year ended December 31, 2012 to 1.76% for 2013, a direct result of the maturity of lower cost borrowings.
The Company’s net interest spread of 2.96% declined 7 basis points for the year ended December 31, 2013 as compared to 2012. Net interest margin for the year ended December 31, 2013 was 3.03%, a 9 basis point decline from 3.12% for the year ended December 31, 2012.

ANALYSIS OF NET INTEREST INCOME
The following table presents interest income on a fully taxable equivalent basis, net-interest spread and net interest margin for the years ended December 31:

	2014			2013			2012
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold and interest bearing bank balances	$14,137	$35	0.25%	$67,132	$174	0.26%	$109,298	$287	0.26%
Taxable securities	399,014	8,051	2.02	339,750	4,300	1.27	270,170	3,798	1.41
Tax-exempt securities	14,058	848	6.03	28,458	1,640	5.76	45,411	2,622	5.77
Total securities	413,072	8,899	2.15	368,208	5,940	1.61	315,581	6,420	2.03
Taxable loans	620,701	27,368	4.41	619,929	29,290	4.72	796,873	37,145	4.66
Tax-exempt loans	63,177	3,351	5.30	63,343	3,489	5.51	63,112	3,849	6.10
Total loans	683,878	30,719	4.49	683,272	32,779	4.80	859,985	40,994	4.77
Total interest-earning assets	1,111,087	39,653	3.57	1,118,612	38,893	3.48	1,284,864	47,701	3.71
Cash and due from banks	14,161			13,166			14,597
Bank premises and equipment	25,921			26,496			27,043
Other assets	41,499			52,179			62,856
Allowance for loan losses	(19,268)			(21,912)			(37,133)
Total	$1,173,400			$1,188,541			$1,352,227
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$491,046	823	0.17	$484,114	785	0.16	$511,800	1,236	0.24
Savings deposits	83,941	135	0.16	78,714	129	0.16	74,180	124	0.17
Time deposits	292,149	2,720	0.93	352,905	3,531	1.00	455,507	5,352	1.17
Short-term borrowings	51,922	148	0.29	24,312	61	0.25	30,581	120	0.39
Long-term debt	17,773	333	1.87	28,752	505	1.76	43,576	716	1.64
Total interest bearing liabilities	936,831	4,159	0.44	968,797	5,011	0.52	1,115,644	7,548	0.68
Demand deposits	123,224			119,146			116,930
Other	12,095			12,051			10,469
Total Liabilities	1,072,150			1,099,994			1,243,043
Shareholders’ Equity	101,250			88,547			109,184
Total	$1,173,400			$1,188,541			$1,352,227
Net interest income (FTE)/net interest spread		35,494	3.13%		33,882	2.96%		40,153	3.03%
Net interest margin			3.20%			3.03%			3.12%
Tax-equivalent adjustment		(1,470)			(1,795)			(2,265)
Net interest income		$34,024			$32,087			$37,888

Note:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a
35% tax rate. For yield comparison purposes, nonaccruing loans are included in the average loan balance.

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
The following table analyzes the changes in tax equivalent net interest income for the periods presented, broken down by their rate and volume components:

	2014 Versus 2013 Increase (Decrease) Due to Change in			2013 Versus 2012 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income
Federal funds sold & interest bearing deposits	$(137)	$(2)	$(139)	$(111)	$(2)	$(113)
Taxable securities	750	3,001	3,751	978	(476)	502
Tax-exempt securities	(830)	38	(792)	(979)	(3)	(982)
Taxable loans	36	(1,958)	(1,922)	(8,248)	393	(7,855)
Tax-exempt loans	(9)	(129)	(138)	14	(374)	(360)
Total interest income	(190)	950	760	(8,346)	(462)	(8,808)
Interest Expense
Interest bearing demand deposits	11	27	38	(67)	(384)	(451)
Savings deposits	9	(3)	6	8	(3)	5
Time deposits	(608)	(203)	(811)	(1,206)	(615)	(1,821)
Short-term borrowings	69	18	87	(25)	(34)	(59)
Long-term debt	(193)	21	(172)	(244)	33	(211)
Total interest expense	(712)	(140)	(852)	(1,534)	(1,003)	(2,537)
Net Interest Income	$522	$1,090	$1,612	$(6,812)	$541	$(6,271)

Note: The change attributed to volume is calculated by taking the average change in average balance times the prior year's average rate and the remainder is attributable to rate.
Provision for Loan Losses
The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $3,900,000 and $3,150,000 for the years ended December 31, 2014 and 2013, compared to an expense of $48,300,000 for 2012. The negative provision recorded in 2014 was the result of several factors, including: 1) favorable recoveries of loan amounts previously charged off; 2) successful resolution of a loan in workout with a smaller charge-off than the reserve established for it; and 3) significant improvement in asset quality metrics. Recent favorable charge-off data, combined with relatively stable economic and market conditions, resulted in the determination that a negative provision could be recorded in 2014 despite net charge-offs for the period, as allowance for loan losses coverage metrics remain strong.
During 2013, the Company received payments on classified loans with partial charge-offs previously recorded. As payments received on these classified loans exceeded the carrying value of these loans, the excess was included in recoveries of loan amounts previously charged off. Favorable charge-off history during the year ended December 31, 2013 combined with improvements in average levels of impaired loans resulted in no additional provision for loan losses being required during the period, as the reserve balance at the beginning of 2013 was sufficient to absorb net charge-offs. In connection with the quarterly evaluation of the adequacy of the allowance for loan losses during 2013, it was determined that large recoveries specific to loans in one customer relationship were not needed to replenish the reserve, and were taken as a negative provision for loan losses.
The elevated provisioning level for the year ended December 31, 2012 was reflective of the asset quality issues the Company was facing at that time, and the aggressive manner in which the Company was working through its classified assets in order to improve its overall asset quality and balance sheet. Remediation efforts in 2012 included two separate sales of distressed assets, in order to reduce the level of loan losses in future periods.
See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income
The following provides information regarding noninterest income changes over the past three years.

(Dollars in thousands)	2014	2013	2012	% Change
				2014-2013	2013-2012

Service charges on deposit accounts	$5,415	$5,716	$6,227	(5.3)%	(8.2)%
Other service charges, commissions and fees	1,033	1,070	1,275	(3.5)%	(16.1)%
Trust department income	4,687	4,770	4,575	(1.7)%	4.3%
Brokerage income	2,150	1,911	1,478	12.5%	29.3%
Mortgage banking activities	2,207	3,053	3,393	(27.7)%	(10.0)%
Earnings on life insurance	950	963	1,018	(1.3)%	(5.4)%
Merchant processing revenue	0	0	149	0.0%	(100.0)%
Other income (loss)	477	(7)	323	(6,914.3)%	(102.2)%
Subtotal before securities gains	16,919	17,476	18,438	(3.2)%	(5.2)%
Investment securities gains	1,935	332	4,824	482.8%	(93.1)%
Total noninterest income	$18,854	$17,808	$23,262	5.9%	(23.4)%
2014 v. 2013’s Results
Noninterest income increased to $18,854,000 for the year ended December 31, 2014, as compared to $17,808,000 for the year ended December 31, 2013. Excluding the increase in securities gains of $1,603,000 in 2014 compared to 2013, noninterest income decreased $557,000 or 3.2%.
Service charges on deposit accounts and other services charges, commissions and fees totaled $5,415,000 and $1,033,000 for the year ended December 31, 2014, declines of 5.3% and 3.5% from 2013’s totals, and continued trends noted in prior years. The Company has experienced a decline in overdraft charges and other fee related charges, as consumers have been more conservative in their spending habits.
Trust department and brokerage income, in total, increased $156,000, or 2.3%, to $6,837,000 for the year ended December 31, 2014 compared to $6,681,000 earned in 2013. Favorable market conditions and new brokerage accounts led to an increase in brokerage income. Also, the Company’s ability to promote new products and attract accounts and customers contributed to the increase.
Mortgage banking revenue for the year ended December 31, 2014 totaled $2,207,000, a 27.7% decline from the $3,053,000 earned for the year ended December 31, 2013. During the past several quarters, there has been a reduction in the number of customers refinancing their residential mortgages and new home sale mortgage opportunities remain flat. These events have resulted in an $846,000 decline in mortgage banking revenues to $2,207,000 for the year ended December 31, 2014 compared to 2013. The generally higher interest rates in 2013 compared to 2012 resulted in decreased loan origination volumes and refinancing activity, which slowed pre-payment speeds on loans serviced for others. This rate environment positively impacted 2013's results as the fair value of our mortgage servicing rights improved and allowed for the recovery of $638,000 of the impairment reserve during 2013, compared to a slight charge of $22,000 in 2014.

Other income of $477,000 for the year ended December 31, 2014 was a $484,000 improvement on the $7,000 loss reported for 2013. The primary reason for the increase was due to $299,000 in gains on sales of other real estate owned for the year ended December 31, 2014, compared to $149,000 in losses recorded in 2013.
Security gains totaled $1,935,000 for the year ended December 31, 2014 compared to $332,000 in 2013. For both years, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to reduce interest rate risk while maintaining earnings for our securities portfolio.

2013 v. 2012’s Results
Noninterest income decreased to $17,808,000 for the year ended December 31, 2013, as compared to $23,262,000 in the same prior year period. Excluding the decrease in securities gains of $4,492,000 in 2013 compared to 2012, noninterest income decreased $962,000 or 5.2%.
Service charges on deposit accounts and other services charges, commissions and fees totaled $5,716,000 and $1,070,000 for the year ended December 31, 2013, both declines of 8.2% and 16.1% from 2012’s totals. The Company experienced a decline in overdraft charges and other fee related charges, as consumers have developed more conservative spending habits.
Trust department and brokerage income, in total, increased $628,000, or 10.4%, to $6,681,000 for the year ended December 31, 2013 compared to $6,053,000 earned in 2012. Favorable market conditions and the Company’s ability to promote new products attracted accounts and customers and contributed to the increase.
Mortgage banking revenue for the year ended December 31, 2013 totaled $3,053,000, a 10.0% decline from the $3,393,000 earned for the year ended December 31, 2012. Despite interest rates favorably impacting mortgage banking revenues during the first half of 2013, the rise in interest rates in the second half of the year reduced refinancing volumes, resulting in mortgage banking revenue being lower in 2013 than 2012. The higher interest rates resulted in decreased loan origination volumes and refinancing activity, which slowed the pre-payment speed on loans serviced for others. This slower prepayment speed favorably impacted the fair value of our mortgage servicing rights, and allowed for a recovery of $638,000 of its impairment reserve during the year ended December 31, 2013, compared to an additional charge of $360,000 in 2012.
The loss recorded in other income (loss) for the year ended December 31, 2013 was principally the result of losses on sales of real estate owned of $149,000, compared to gains of $28,000 recorded in 2012.
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
Noninterest Expenses
The following provides information regarding noninterest expense over the past three years.

				% Change
(Dollars in thousands)	2014	2013	2012	2014-2013	2013-2012

Salaries and employee benefits	$23,658	$22,954	$19,864	3.1%	15.6%
Occupancy expense	2,251	2,055	1,975	9.5%	4.1%
Furniture and equipment	3,328	3,446	2,913	(3.4)%	18.3%
Data processing	1,679	542	574	209.8%	(5.6)%
Automated teller machine and interchange fees	865	1,054	989	(17.9)%	6.6%
Advertising and bank promotions	1,195	1,251	1,411	(4.5)%	(11.3)%
FDIC insurance	1,621	2,577	2,727	(37.1)%	(5.5)%
Professional services	2,285	2,255	3,076	1.3%	(26.7)%
Collection and problem loan	729	674	2,297	8.2%	(70.7)%
Real estate owned	300	137	834	119.0%	(83.6)%
Taxes other than income	562	939	888	(40.1)%	5.7%
Intangible asset amortization	208	210	209	(1.0)%	0.5%
Other operating expenses	5,087	5,153	5,592	(1.3)%	(7.9)%
Total noninterest expenses	$43,768	$43,247	$43,349	1.2%	(0.2)%

2014 v. 2013’s Results
Noninterest expenses amounted to $43,768,000 for the year ended December 31, 2014 compared to $43,247,000 for the prior year, an increase of $521,000, or 1.2%. The following factors contributed to the net increase in noninterest expenses.

•
Salaries and employee benefits totaled $23,658,000 for the year ended December 31, 2014, compared to $22,954,000 in 2013, an increase of $704,000, or 3.1%. The net increase is the result of several factors. Staff were hired in the latter part of 2013, which allowed for enhanced risk management processes and practices and greater depth in information technology. The outsourcing of the core processing led to a reduction in work force, which partially offset the increase for the additional risk management and information technology employees. Additionally, as the Company returned to sustained profitability, incentive based compensation awards were earned and awarded to employees.

•
Occupancy expense totaled $2,251,000 for the year ended December 31, 2014, an increase of $196,000, or 9.5%, compared to $2,055,000 in 2013. In the fourth quarter of 2013, the Company opened its financial services facility office in Lancaster, Pennsylvania, resulting in a full twelve months of occupancy charges in 2014, with only three months of expense in 2013.

•
Data processing charges were $1,679,000 for the year ended December 31, 2014, a 209.8% increase from 2013. In December 2013, the Company outsourced its core processing system to a third party provider, to capitalize on additional products and services that the outsourced solution offered.

•
FDIC insurance expenses totaled $1,621,000 for the period ended December 31, 2014, a 37.1% reduction, from the $2,577,000 incurred in 2013, primarily because of a lower assessment rate, as the Company’s risk profile improved.

•
Real estate owned expenses totaled $300,000 for the year ended December 31, 2014, compared to $137,000 in 2013. This unfavorable variance is principally related to obtaining updated appraisals on several properties, and the resulting $170,000 in write downs that were required based on this updated information, for the year ended December 31, 2014 compared to $46,000 in 2013.

•	Taxes, other than income, decreased from $939,000 for the year ended December 31, 2013 to $562,000 in 2014, due to a change in the assessment rate and methodology for state bank shares tax.

•	Other operating expenses decreased $66,000, or 1.2%, for the year ended December 31, 2014, from $5,153,000 in 2013 to $5,087,000 in 2014.
In order to better understand how noninterest expenses change in relation to related changes in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense as a percentage of tax-equivalent net interest income and noninterest income, excluding securities gains, goodwill impairment, and other non-recurring items. The Company’s efficiency ratio for the twelve months ended December 31, 2014 was 83.0%, compared to 83.3% in 2013.

2013 v. 2012’s Results
Noninterest expenses amounted to $43,247,000 for the year ended December 31, 2013 compared to $43,349,000 for the corresponding prior year period, a decrease of $102,000, or 0.2%. The following factors contributed to the net decrease in noninterest expenses.

•
Salaries and employee benefits totaled $22,954,000 for the year ended December 31, 2013, compared to $19,864,000 in 2012, an increase of $3,090,000. A large component of the increase pertained to an increase in the Company’s number of full-time equivalents, which increased as we enhanced our enterprise risk management area, placed less reliance on outside consultants, and enhanced our technology and delivery channels to meet the changing needs of our customers. An additional factor contributing to the increase in salaries and benefit expense was the restoration of certain incentive based employee benefits as a result of the Company’s return to profitability, which totaled $565,000 for the year ended December 31, 2013, with no similar expenses recorded in 2012.

•
In 2013, the Company made increased investments in technology in order to enhance our enterprise risk management practices, and to provide our customers with a better customer experience when utilizing our automated delivery channels. As a result, the Company saw an increase in furniture and equipment expense, which increased from $2,913,000 for the year ended December 31, 2012 to $3,446,000 in 2013. Additionally, we promoted the usage of debit cards to our customers for point of sale purchases and to withdraw funds from automated teller machines. These related fees charged to the Bank increased from $989,000 for the year ended December 31, 2012 to $1,054,000 in 2013, an increase of 6.6%.

•
Advertising and bank promotions expense decreased $160,000 to $1,251,000 for the year ended December 31, 2013 compared to $1,411,000 for the year ended December 31, 2012. This reduction in expense related to the timing of promotions and charitable contributions, and the discretionary nature of the expense which the Company controlled during 2013.

•
FDIC insurance decreased $150,000 to $2,577,000 for the year ended December 31, 2013 compared to $2,727,000 in 2012. A reduction in the Bank’s assets and deposits offset an increase in the quarterly deposit insurance assessment rate that went into effect in the second quarter of 2012 and resulted from an increased risk rating.

•
Professional services expenses totaled $2,255,000 for the year ended December 31, 2013, compared to $3,076,000 in 2012, a decrease of $821,000, or 26.7%. Professional services expenses include costs associated with third party loan review assistance, regulatory consulting, and legal and accounting services. The Company reduced its reliance on outside service providers as it hired additional employees with enterprise risk management expertise, which resulted in lower professional service fees in 2013 as compared to 2012.

•
Asset quality related costs, including collection and problem loan and real estate owned expenses, decreased significantly in 2013 compared to 2012. Collection and problem loan expense totaled $674,000 for the year ended December 31, 2013, a 70.7% reduction from the $2,297,000 of expense recorded in 2012. Real estate owned expenses were down 83.6%, from $834,000 for the year ended December 31, 2012 to $137,000 for the same period in 2013. Significant reductions in nonperforming assets, and the monitoring, legal and other costs associated with them, led to the significant reduction in asset quality-related costs.

•
Other operating expenses decreased $439,000 for the year ended December 31, 2013, from $5,592,000 in 2012 to $5,153,000 in 2013. The primary reason for this fluctuation is a significant reduction in Regulation E losses that the Bank experienced in 2013, which totaled $62,000 for the year ended December 31, 2013 compared to $544,000 in 2012. As a result of the losses experienced in 2012, the Company enhanced its Regulation E policies and operating procedures, including the purchase of software to assist in the identification of potential fraudulent transactions, which lowered the instances and magnitude of losses in 2013.

The Company’s efficiency ratio for the twelve months ended December 31, 2013 was 83.3%, compared to 72.2% in 2012. The higher, or less favorable, ratio was the result of declines in net interest and noninterest income between the two periods, which more than offset the lower noninterest expenses recorded in 2013 compared to 2012.
Federal Income Taxes
The Company recorded an income tax benefit of $16,132,000 and $206,000 for the years ended December 31, 2014 and 2013, compared to income tax expense of $7,955,000 for the year ended December 31, 2012. The income tax expense, or benefit, recorded during the year was impacted by a valuation allowance on the Company's net deferred tax asset.
In assessing whether or not some or all of our deferred tax asset is more likely than not to be realized in the future, management considers all positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operating results. Based upon our evaluation of both positive and negative evidence, a full valuation on the net deferred tax assets was established as of September 30, 2012, totaling $20,235,000. Specifically, it was determined that the negative evidence, which included recent cumulative history of operating losses, deterioration in asset quality and resulting impact on profitability, and that we had exhausted our carryback availability, outweighed the positive evidence, and the reserve was established.
Each subsequent quarter-end, the Company has continued to weigh both positive and negative evidence and re-analyzed its position that a valuation allowance was required. At December 31, 2014, management noted the Company’s profitable operations over the past nine quarters, improvements in asset quality, strengthened capital position, reduced regulatory risk, as well as improvement in economic conditions. Based on this analysis, management determined that a full valuation allowance was no longer necessary, and the full amount was recaptured as of December 31, 2014. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the deferred tax assets would be realized and recaptured the full valuation allowance at December 31, 2014.

A meaningful comparison is the effective tax rate, a measurement of income tax expense as a percent of pretax income, which is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes. See “Note 8 – Income Taxes” in the Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory rate of 35% to the effective tax rate for each of the years ended December 31, 2014, 2013 and 2012.
Financial Condition
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of December 31, 2014, securities available for sale were $376,199,000, a $30,744,000 decrease from the December 31, 2013 balance of $406,943,000.
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, securitization of deposits and Repurchase Agreements and other factors while trying to maximize return on the investments. Under GAAP, the Company may segregate its investment portfolio into three categories: “securities held to maturity”, “trading securities” and “securities available for sale.” Management has classified the entire securities portfolio as available for sale. Securities available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.
The Company’s securities available for sale include debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as news that may impact specific issues. Management continuously monitors its debt securities, including updates of credit ratings, monitoring market, industry and segment news, as well as volatility in market prices. The Company uses various indicators in determining whether a debt security is other-than- temporarily-impaired, including the extent of time the security has been in an unrealized loss position, and the extent of the unrealized loss. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or if it is able to hold the security until the price recovers. For those debt securities in which management concludes the security is other than temporarily impaired, it will recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Given the strong asset quality of the debt security portfolio, management has not had to take an other-than-temporary impairment charge in 2014, 2013 or 2012.
For equity securities, when the Company has decided to sell an impaired available-for-sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made. The Company recorded no other than temporary impairment expense on equity securities for the years ended December 31, 2014, 2013 and 2012.

The following table shows the fair value of securities available for sale at December 31:

(Dollars in thousands)	2014	2013	2012

U.S. Treasury	$0	$0	$26,010
U.S. Government Agencies	23,958	25,451	0
U.S. Government Sponsored Enterprises (GSE)	0	13,714	44,762
States and political subdivisions	52,401	71,544	38,909
GSE residential mortgage-backed securities	175,596	198,619	116,854
GSE commercial mortgage-backed securities	0	0	24
GSE residential collateralized mortgage obligations (CMOs)	58,705	40,532	43,945
GSE commercial CMOs	65,472	57,014	31,397
Total debt securities	376,132	406,874	301,901
Equity securities	67	69	69
Totals	$376,199	$406,943	$301,970
The securities available for sale portfolio decreased $30,744,000, or 7.6%, from $406,943,000 at December 31, 2013 to $376,199,000 at December 31, 2014. The decrease in the securities portfolio during 2014 was the result of increased loan demand and the Company using proceeds from securities repayments, maturities and sales to fund this loan demand during the year. During 2013, the Company’s access to off-balance sheet liquidity improved as substantial progress was made in addressing loan quality issues experienced in 2012. As the Company’s access to off-balance sheet liquidity improved, it allowed for the investment of funds previously held at the Federal Reserve Bank and included in interest bearing deposits with banks, into higher yielding, longer duration, securities available for sale. The growth experienced in the securities portfolio from $301,970,000 at December 31, 2012 to $406,943,000 at December 31, 2013 is a result of the shift from carrying balances at correspondent banks to investing in the securities portfolio.
As it is anticipated the loan portfolio will grow in 2015, purchases that took place in 2014 were primarily in mortgage backed securities or collateralized mortgage-backed obligations, as these instruments provide monthly cash flows that will allow the Company to meet some loan demand. An additional consideration that factored into our investment strategy was to reduce holdings in state and political subdivisions. We currently have a net operating loss for tax purposes, and the benefit from tax-exempt securities is less given this tax position, resulting in tax-free holdings.

The following table shows the maturities of investment securities at book value as of December 31, 2014, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
U. S. Government Agencies
Book value	$0	$0	$1,418	$22,492	$23,910
Yield	0.00%	0.00%	0.85%	1.36%	1.33%
Average maturity (years)	0.0	0.0	8.7	23.0	22.1
States and political subdivisions
Book value	0	380	21,011	31,187	52,578
Yield	0.00%	4.98%	3.22%	3.51%	3.40%
Average maturity (years)	0.0	1.5	8.5	11.3	10.1
GSE residential mortgage-backed securities
Book value	0	1,442	11,569	161,209	174,220
Yield	0.00%	2.80%	2.74%	1.65%	1.73%
Average maturity (years)	0.0	3.9	8.4	45.4	42.6
GSE residential collateralized mortgage obligations (CMO)
Book value	0	0	0	57,976	57,976
Yield	0.00%	0.00%	0.00%	3.06%	2.06%
Average maturity (years)	0.0	0.0	0.0	20.9	20.9
GSE commercial CMOs
Book value	0	5,555	49,001	10,485	65,041
Yield	0.00%	1.96%	2.63%	1.64%	2.42%
Average maturity (years)	0.0	4.2	7.8	30.6	11.1
Total
Book value	$0	$7,377	$82,999	$283,349	$373,725
Yield	0.00%	2.28%	2.80%	1.92%	2.12%
Average maturity (years)	0.0	4.0	8.1	34.3	28.0
The average maturity is based on contractual terms of the debt or mortgage backed securities, and does not factor into required repayments or anticipated prepayments that may exist. As of December 31, 2014, the weighted average estimated life of the mortgage-backed and collateralized mortgage obligation securities is less than 4.7 years based on current interest rates and anticipated prepayment speeds.
Loan Portfolio
The Company offers various products to meet the credit needs of our borrowers, principally consisting of commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
With certain exceptions, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and the allowance for loan losses. The Company’s legal lending limit to one borrower was approximately $18,700,000 at December 31, 2014.
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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 is as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Commercial real estate:
Owner-occupied	$100,859	$111,290	$144,290	$199,646	$172,000
Non-owner occupied	144,301	135,953	120,930	141,037	143,372
Multi-family	27,531	22,882	21,745	27,327	24,649
Non-owner occupied residential	49,315	55,272	66,381	147,027	153,467
Acquisition and development:
1-4 family residential construction	5,924	3,338	2,850	7,098	29,297
Commercial and land development	24,237	19,440	30,375	77,564	88,105
Commercial and industrial	48,995	33,446	39,340	71,084	72,334
Municipal	61,191	60,996	68,018	59,789	38,142
Residential mortgage:
First lien	126,491	124,728	108,601	104,327	119,450
Home equity – term	20,845	20,131	14,747	37,513	40,818
Home equity – lines of credit	89,366	77,377	79,448	80,951	71,547
Installment and other loans	5,891	6,184	7,014	12,077	11,112
	$704,946	$671,037	$703,739	$965,440	$964,293
In addition to the Company monitoring its loan portfolio as segregated by loan class noted above, it also monitors concentrations by industry. The Bank’s lending policy defines an industry concentration as one that exceeds 25% of the Bank’s total risk-based capital (RBC). The following industries meet the concentration criteria defined by the Bank’s Lending Policy at December 31, 2014:

(Dollars in thousands)	Balance	% of Total Loans	% of Total RBC

Office Space	$58,100	8.2%	49.0%
Hotels (except casinos)	29,900	4.2%	25.2%
The loan portfolio at December 31, 2014 of $704,946,000 increased $33,909,000 from $671,037,000 at December 31, 2013, which was below the $965,440,000 at December 31, 2011 that represents the Company’s highest balance for the years presented. The Company’s desire to improve its asset quality resulted in its disposal of a portion of its distressed asset portfolio, with an aggregate carrying balance of $73,820,000 during 2012. In addition, elevated charge-off levels were experienced in the commercial loan portfolio during 2012, primarily in the non-owner occupied, owner-occupied and commercial and land development portfolios. Given the softness in the economy within the Company’s market area, management felt this was a prudent course of action in order to rehabilitate its loan portfolio. As a result of improved asset quality in 2013, the Company, in the second half of the year, again solicited current customers for new lending opportunities, as well as broadened its relationships within existing markets, and entered new markets. In 2014, growth was achieved in the loan portfolio despite active loan collection efforts, in which the Company collected approximately $21,800,000 in pay downs/payoffs, charge-offs, loan sales or foreclosure on nonaccrual loans.
Growth was experienced in the residential mortgage portfolio segment, which totaled $236,702,000 at December 31, 2014, a 6.5% increase over $222,236,000 at December 31, 2013. In 2013, the Company elected to retain in its loan portfolio a small portion of its shorter maturity (10 – 15 years) mortgage loans to provide a greater yield than what alternate investments could provide. Additionally, active promotion of home equity products led to increased balances during the year.

Presented below are the expected maturities of the loans by type, and whether they are fixed-rate or adjustable rate loans as of December 31, 2014.

	Due In
(Dollars in thousands)	One Year or Less	One Year Through Five Years	After Five Years	Total
Acquisition and development:
1-4 family residential construction
Fixed rate	$1,338	$0	$1,071	$2,409
Adjustable and floating rate	364	0	3,151	3,515
	1,702	0	4,222	5,924
Commercial and land development
Fixed rate	11	1,631	2,963	4,605
Adjustable and floating rate	2,412	20	17,200	19,632
	2,423	1,651	20,163	24,237
Commercial and industrial
Fixed rate	196	5,180	9,529	14,905
Adjustable and floating rate	14,762	5,589	13,739	34,090
	14,958	10,769	23,268	48,995
	$19,083	$12,420	$47,653	$79,156
The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction to permanent status. Variable rate loans shown above include semi-fixed loans that contractually will adjust with prime or LIBOR after the interest lock period which may be up to 10 years. At December 31, 2014, there were approximately $25,993,000 of such loans.
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
Nonperforming assets include nonaccrual loans and foreclosed real estate. In addition, loans past due 90 days or more and restructured loans still accruing are also deemed to be risk assets. For all loan classes, the accrual of interest income ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loans have performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan.
Loans, the terms of which are modified, are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings may be restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured, loans past due 90 days or more, and foreclosed real estate as of December 31. Relevant asset quality ratios are also presented.

(Dollars in thousands)	2014	2013	2012	2011	2010

Nonaccrual loans (cash basis)	$14,432	$19,347	$17,943	$83,697	$13,896
Other real estate owned (OREO)	932	987	1,876	2,165	1,112
Total nonperforming assets	15,364	20,334	19,819	85,862	15,008
Restructured loans still accruing	1,100	5,988	3,092	27,917	1,180
Loans past due 90 days or more and still accruing	0	0	0	0	2,248
Total nonperforming and other risk assets	$16,464	$26,322	$22,911	$113,779	$18,436

Loans 30-89 days past due	$1,612	$3,963	$3,578	$6,723	$5,335
Ratio of:
Total nonperforming loans to loans	2.05%	2.88%	2.55%	8.67%	1.44%
Total nonperforming assets to assets	1.29%	1.73%	1.61%	5.95%	0.99%
Total nonperforming assets to total loans and OREO	2.18%	3.03%	2.81%	8.87%	1.55%
Total risk assets to total loans and OREO	2.33%	3.92%	3.25%	11.76%	1.91%
Total risk assets to total assets	1.38%	2.23%	1.86%	7.88%	1.22%
Allowance for loan losses to total loans	2.09%	3.12%	3.29%	4.53%	1.66%
Allowance for loan losses to nonperforming loans	102.18%	108.36%	129.11%	52.23%	115.28%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	94.95%	82.75%	110.13%	39.17%	106.26%
A further breakdown of impaired loans at December 31, 2014 and 2013 is as follows:

	2014			2013
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,288	$0	$3,288	$4,362	$200	$4,562
Non-owner occupied	1,680	0	1,680	2,849	4,268	7,117
Multi-family	320	0	320	322	0	322
Non-owner occupied residential	1,500	0	1,500	4,493	0	4,493
Acquisition and development
Commercial and land development	123	287	410	2,106	1,071	3,177
Commercial and industrial	2,437	0	2,437	2,001	0	2,001
Residential mortgage:
First lien	4,509	813	5,322	2,926	449	3,375
Home equity – term	70	0	70	107	0	107
Home equity – lines of credit	479	0	479	181	0	181
Installment and other loans	26	0	26	0	0	0
	$14,432	$1,100	$15,532	$19,347	$5,988	$25,335

In the second quarter of 2011, the Company began to experience deterioration in asset quality as a result of the continued softness in economic conditions and collateral values. Subsequent to the highs levels of nonperforming assets and restructured loans recorded in 2011, the Company continued to actively identify and monitor nonperforming assets and other risk assets, and has acted aggressively to address the credit quality issues. Risk assets, defined as nonaccrual loans, restructured and loans past due 90 days or more and still accruing, and real estate owned, declined from the high of $113,779,000 at December 31, 2011, to $16,464,000 at December 31, 2014. One strategy employed by the Company in 2012 to reduce its level of non-performing loans included two bulk sales of distressed assets. The bulk sales allowed the Company to sell nearly 240 loans with an aggregate carrying balance of $73,820,000 to third parties, which netted the Company $51,753,000 in cash proceeds. The difference between the carrying balance of the loans sold and the cash received, or $22,067,000, was recorded as a charge to the allowance for loan losses.
Risk assets at December 31, 2014 totaled $16,464,000, a 37.5% decrease from December 31, 2013’s balance of $26,322,000. The decrease in nonaccrual loans during 2014 was principally due to successful remediation efforts resulting in principal paydowns totaling $14,020,000, sales of nonaccrual loans of $1,982,000, and charge-offs of $3,086,000, offset by loans moved to nonaccrual status of $16,882,000. Restructured loans still accruing were $1,100,000 at December 31, 2014, a decrease of $4,888,000, from the prior year end, which was primarily the result of the sale of a note receivable on a restructured loan, as well as other remediation efforts.
The allowance for loan losses totaled $14,747,000 at December 31, 2014, a $6,218,000 decrease from $20,965,000 at December 31, 2013, principally due to a negative provision for loan losses of $3,900,000 recorded in 2014, combined with net chargeoffs of $2,318,000 for the year. Despite the reduction in the allowance for loan losses balance, allowance coverage metrics remain strong, with the allowance for loan losses to total loans ratio at 2.09% at December 31, 2014, and the allowance for loan losses to nonaccrual loans coverage ratio at 102.2%, compared to 3.12% and 108.4%, respectively, at December 31, 2013. The Company's ratio of classified loans to Tier 1 capital and the allowance for loans losses totaled 23.2%, the lowest this key ratio has been since 2010. A priority of the Company is to continue to work through its nonaccrual loans and other risk elements, in an attempt to reduce the levels of these underperforming assets, and to the extent possible, recover amounts previously charged-off. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may continue to experience additional impaired loans.
For the year ended December 31, 2013, recoveries of $6,676,000 had been credited to the allowance for loan losses, with recoveries on two large relationships contributing $5,639,000 of the total. These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Although recoveries are difficult to predict, additional recoveries that the Company receives will be used to replenish the allowance for loan losses. The recoveries received in 2013 also favorably impacted historical charge-off factors, which contributed to changes in quantitative and qualitative factors used during 2014, and additional negative provisions. Future negative provisions could result if it is determined that the reserve is adequate at the time of recovery.

As of December 31, 2014, the Company had 94 lending relationships that had loans that were considered impaired, and were included in the impaired loan balance of $15,532,000, compared to 68 lending relationships with an impaired loan balance of $25,335,000 at December 31, 2013. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at December 31, 2014 and 2013.

(Dollars in thousands)	# of Loans	Recorded Investment	Partial Charge-offs to Date	Specific Reserves at December 31, 2014
December 31, 2014
Relationships greater than $1,000,000	2	$3,687	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,156	0	0
Relationships greater than $250,000 but less than $500,000	11	3,558	804	0
Relationships less than $250,000	79	7,131	3,421	188
	94	$15,532	$4,225	$188
December 31, 2013
Relationships greater than $1,000,000	6	$13,014	$543	$0
Relationships greater than $500,000 but less than $1,000,000	6	3,664	120	0
Relationships greater than $250,000 but less than $500,000	11	4,083	913	455
Relationships less than $250,000	45	4,574	1,050	158
	68	$25,335	$2,626	$613
The Company takes partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.
Of the relationships deemed to be impaired at December 31, 2014, two have outstanding book balances in excess of $1,000,000, totaling $3,687,000 or 23.7% of the total impaired loan balance. Seventy-nine of the relationships, or 84.1% of the total number of impaired relationships, have recorded balances less than $250,000, which reduces the likelihood of significant loss from one particular loan.
The two relationships with impaired loans exceeding $1,000,000 are to commercial enterprises, with one being a commercial lessor. The decision to move the loans to nonaccrual status was made, despite the loans being current as to both principal and interest, as a result of declining cash flows, and the potential for further reduction in cash available to service debt in the near future. The Company believes it is well secured on each of these loans, and does not anticipate that a loss will be incurred on them.
In all impaired relationships, the determination as to whether a charge-off or impairment reserve is required includes an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of December 31, 2014. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance of $932,000 consists of nine properties owned by the Company, three of which were commercial properties and totaled $569,000, and six residential properties that totaled $363,000. One commercial property is a commercial land parcel with a carrying value of $246,000. A second commercial property with a carrying value of$254,000 was land originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. The remaining properties have carrying values less than $125,000 and are also carried at the lower of cost or fair value, less costs to dispose.

As of December 31, 2014, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed. During 2014, writedown of other real estate owned properties totaled $170,000.
Credit Risk Management
Allowance for Loan Losses
The Company maintains the allowance for loan losses at a level believed adequate by management for probable incurred credit losses inherent in the portfolio. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluation of impaired loans, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.
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
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000, which include a confirmation of the risk rating by Credit Administration. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the ERM Committee on a quarterly basis, with reaffirmation of the rating as approved by the Bank’s Loan Work Out Committee.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2014
Commercial real estate:
Owner-occupied	$89,815	$2,686	$5,070	$3,288	$0	$100,859
Non-owner occupied	120,829	20,661	1,131	1,680	0	144,301
Multi-family	24,803	1,086	1,322	320	0	27,531
Non-owner occupied residential	43,020	2,968	1,827	1,500	0	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	5,924
Commercial and land development	22,261	233	1,333	410	0	24,237
Commercial and industrial	43,794	850	1,914	2,437	0	48,995
Municipal	61,191	0	0	0	0	61,191
Residential mortgage:
First lien	121,160	9	0	5,290	32	126,491
Home equity – term	20,775	0	0	70	0	20,845
Home equity – lines of credit	88,164	630	93	479	0	89,366
Installment and other loans	5,865	0	0	26	0	5,891
	$647,601	$29,123	$12,690	$15,500	$32	$704,946
December 31, 2013
Commercial real estate:
Owner-occupied	$92,063	$3,305	$11,360	$4,107	$455	$111,290
Non-owner occupied	107,113	6,904	14,819	7,117	0	135,953
Multi-family	20,091	2,132	337	322	0	22,882
Non-owner occupied residential	42,007	4,982	3,790	4,493	0	55,272
Acquisition and development:
1-4 family residential construction	3,292	0	46	0	0	3,338
Commercial and land development	14,118	1,433	712	3,177	0	19,440
Commercial and industrial	28,933	2,129	383	1,878	123	33,446
Municipal	60,996	0	0	0	0	60,996
Residential mortgage:
First lien	121,353	0	0	3,327	48	124,728
Home equity – term	20,024	0	0	94	13	20,131
Home equity – lines of credit	77,187	0	9	181	0	77,377
Installment and other loans	6,184	0	0	0	0	6,184
	$593,361	$20,885	$31,456	$24,696	$639	$671,037
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

The following summarizes the average recorded investment in impaired loans and related interest income recognized, on loans deemed impaired on a cash basis, and interest income earned but not recognized for the years ended December 31, 2014, 2013, 2012, and 2011:

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2014
Commercial real estate:
Owner-occupied	$3,740	$20	$179
Non-owner occupied	6,711	143	156
Multi-family	274	2	6
Non-owner occupied residential	2,095	13	62
Acquisition and development:
Commercial and land development	1,250	34	59
Commercial and industrial	1,700	5	19
Residential mortgage:
First lien	4,226	53	196
Home equity – term	85	0	5
Home equity – lines of credit	111	3	25
Installment and other loans	9	1	1
	$20,201	$274	$708
December 31, 2013
Commercial real estate:
Owner-occupied	$3,528	$147	$192
Non-owner occupied	4,307	145	44
Multi-family	135	16	6
Non-owner occupied residential	4,799	77	180
Acquisition and development:
1-4 family residential construction	481	0	0
Commercial and land development	3,009	49	127
Commercial and industrial	1,780	45	46
Residential mortgage:
First lien	2,697	140	103
Home equity – term	59	8	2
Home equity – lines of credit	305	6	2
Installment and other loans	1	0	0
	$21,101	$633	$702
December 31, 2012
Commercial real estate:
Owner-occupied	$8,374	$20	$131
Non-owner occupied	14,372	69	260
Multi-family	3,940	0	10
Non-owner occupied residential	20,284	61	288
Acquisition and development:
1-4 family residential construction	1,542	26	16
Commercial and land development	12,652	252	168
Commercial and industrial	2,691	43	55
Residential mortgage:
First lien	2,700	61	73
Home equity – term	156	2	4
Home equity - lines of credit	467	15	5
Installment and other loans	8	0	0
	$67,186	$549	$1,010

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2011
Commercial real estate:
Owner-occupied	$4,530	$369	$187
Non-owner occupied	6,820	702	297
Multi-family	2,080	125	103
Non-owner occupied residential	22,820	1,559	267
Acquisition and development:
1-4 family residential construction	489	102	1
Commercial and land development	7,456	617	375
Commercial and industrial	5,355	75	82
Residential mortgage:
First lien	639	19	15
Home equity – term	685	69	1
	$50,874	$3,637	$1,328

The following summarizes the average recorded investment in impaired loans and related interest income recognized for the period indicated for the year ending December 31:

(Dollars in thousands)	2010

Average investment in impaired loans	$26,066
Interest income recognized on a cash basis on impaired loans	82
Interest income earned but not recognized on impaired loans	458

Activity in the allowance for loan losses for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,674)	92	(554)	(61)	(2,197)	(960)	107	(853)	(850)	(3,900)
Charge-offs	(2,637)	(70)	(270)	0	(2,977)	(587)	(177)	(764)	0	(3,741)
Recoveries	558	5	766	0	1,329	29	65	94	0	1,423
Balance, end of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
December 31, 2013
Balance, beginning of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	4,109	(6,087)	(3,478)	21	(5,435)	1,845	99	1,944	341	(3,150)
Charge-offs	(4,767)	(193)	(132)	0	(5,092)	(491)	(144)	(635)	0	(5,727)
Recoveries	154	3,448	2,839	0	6,441	151	84	235	0	6,676
Balance, end of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
December 31, 2012
Balance, beginning of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	34,681	9,408	1,879	(566)	45,402	2,602	135	2,737	161	48,300
Charge-offs	(53,492)	(17,721)	(1,624)	0	(72,837)	(1,279)	(143)	(1,422)	0	(74,259)
Recoveries	2,971	2,107	295	0	5,373	19	18	37	0	5,410
Balance, end of period	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
December 31, 2011
Balance, beginning of period	$7,875	$1,766	$3,870	$374	$13,885	$1,864	$106	$1,970	$165	$16,020
Provision for loan losses	31,407	18,557	7,037	415	57,416	(254)	12	(242)	1,401	58,575
Charge-offs	(9,748)	(10,615)	(9,827)	0	(30,190)	(680)	(62)	(742)	0	(30,932)
Recoveries	25	0	5	0	30	3	19	22	0	52
Balance, end of period	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
December 31, 2010
Balance, beginning of period	$4,328	$2,703	$507	$749	$8,287	$1,422	$96	$1,518	$1,262	$11,067
Provision for loan losses	5,857	281	3,332	(207)	9,263	718	41	759	(1,097)	8,925
Charge-offs	(2,312)	(1,218)	(32)	(168)	(3,730)	(283)	(54)	(337)	0	(4,067)
Recoveries	2	0	63	0	65	7	23	30	0	95
Balance, end of period	$7,875	$1,766	$3,870	$374	$13,885	$1,864	$106	$1,970	$165	$16,020

A summary of relevant asset quality ratios for the five years ended December 31, 2014 is as follows:

	2014	2013	2012	2011	2010

Ratio of net charge-offs (recoveries) to average loans outstanding	0.34%	(0.14)%	8.01%	3.11%	0.44%
Provision for loan losses to net charge-offs (recoveries)	(168.25)%	331.93%	70.15%	189.69%	224.70%
Ratio of reserve to gross loans outstanding at December 31	2.09%	3.12%	3.29%	4.53%	1.66%
Due to the trends in the national and local economies, as well as declines in real estate values in the Company’s market area, the allowance for loan losses grew for the period from 2010 through 2011, consistent with the increase in the ratio of net charge-offs to average loans outstanding. As the Company worked through its risk assets, including the two loan sales in 2012, the allowance for loan losses decreased from $43,715,000 at December 31, 2011 to $23,166,000 at December 31, 2012. The Company continued to focus on working through its risk assets, and based on favorable trends in charge-offs, it was able to further reduce the allowance for loan losses to $20,965,000 at December 31, 2013. During 2013, the Company experienced net recoveries of $949,000 compared to net charge-offs of $68,849,000 for the year ended December 31, 2012, with the majority of the 2012 charge-offs occurring in the commercial real estate and commercial and land development loan portfolios. In 2014, the Company's workout and remediation efforts, resulted in net charge-offs of $2,318,000, and the amount of its classified assets decreased by $28,569,000. The significantly different net charge-offs (recoveries) between periods results in similar variances in the ratios presented.
The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $3,900,000 and $3,150,000 for the years ended December 31, 2014 and 2013, compared to expense of $48,300,000 for the year ended December 31, 2012. The negative provision of $3,900,000 for the year ended December 31, 2014 is the result of several factors including: 1) favorable recoveries of loan amounts previously charged off; 2) successful resolution of a loan workout with a smaller charge-off than the reserve established for it; and 3) significant improvement in asset quality metrics. During 2013, the Company received payments on classified loans with partial charge-offs previously recorded. As payments received during the periods exceeded the carrying value of these loans, the excess was included in recoveries of amounts previously charged-off. In connection with the quarterly evaluation of the adequacy of the allowance for loan losses, it was determined that large recoveries specific to loans in one customer relationship were not needed to replenish the reserve, and were taken into income during 2013 through a negative provision for loan losses. The provision for loan losses for the year ended December 31, 2012 of $48,300,000 reflected the level needed to address the credit deterioration that took place in the loan portfolio during that year.
See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The allocation of the allowance for loan losses, as well as the percent of each loan type in relation to the total loan balance as of December 31, is as follows:

	2014		2013		2012		2011		2010
	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$2,059	14%	$3,583	17%	$2,504	21%	$3,063	21%	$1,852	18%
Non-owner occupied	4,887	20%	6,024	20%	5,022	17%	8,579	14%	3,034	15%
Multi-family	1,231	4%	1,699	3%	2,944	3%	2,222	3%	438	3%
Non-owner occupied residential	1,285	7%	1,909	8%	3,249	9%	15,695	15%	2,551	16%
Acquisition and development:
1-4 family residential construction	222	1%	196	0%	198	0%	1,404	1%	314	3%
Commercial and land development	475	3%	474	3%	3,304	4%	8,304	8%	1,453	9%
Commercial and industrial	806	7%	864	5%	1,635	6%	1,085	8%	3,870	8%
Municipal	183	9%	244	9%	223	10%	789	6%	374	4%
Residential mortgage:
First lien	1,295	18%	1,682	19%	957	16%	317	11%	1,033	12%
Home equity - term	206	3%	465	3%	252	2%	335	4%	345	4%
Home equity - lines of credit	761	13%	1,633	12%	1,066	11%	281	8%	485	7%
Installment and other loans	119	1%	124	1%	85	1%	75	1%	106	1%
Unallocated	1,218		2,068		1,727		1,566		165
	$14,747	100%	$20,965	100%	$23,166	100%	$43,715	100%	$16,020	100%

The following table summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at December 31.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2014
Loans allocated by:
Individually evaluated for impairment	$6,788	$410	$2,437	$0	$9,635	$5,871	$26	$5,897	$0	$15,532
Collectively evaluated for impairment	315,218	29,751	46,558	61,191	452,718	230,831	5,865	236,696	0	689,414
	$322,006	$30,161	$48,995	$61,191	$462,353	$236,702	$5,891	$242,593	$0	$704,946
Allowance for loan losses allocated by:
Individually evaluated for impairment	$2	$0	$0	$0	$2	$173	$13	$186	$0	$188
Collectively evaluated for impairment	9,460	697	806	183	11,146	2,089	106	2,195	1,218	14,559
	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
December 31, 2013
Loans allocated by:
Individually evaluated for impairment	$16,494	$3,177	$2,001	$0	$21,672	$3,663	$0	$3,663	$0	$25,335
Collectively evaluated for impairment	308,903	19,601	31,445	60,996	420,945	218,573	6,184	224,757	0	645,702
	$325,397	$22,778	$33,446	$60,996	$442,617	$222,236	$6,184	$228,420	$0	$671,037
Allowance for loan losses allocated by:
Individually evaluated for impairment	$552	$0	$0	$0	$552	$61	$0	$61	$0	$613
Collectively evaluated for impairment	12,663	670	864	244	14,441	3,719	124	3,843	2,068	20,352
	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at December 31 of the respective years. In addition to the reserve allocations on impaired loans noted above, 31 loans, with outstanding general ledger principal balances of $3,702,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $4,225,000. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the probable incurred credit losses in each portfolio, and is based on the methodology outlined in “Note 4 – Loans Receivable and Allowance for Loan Losses” included in the Notes to the Consolidated Financial Statements. Management re-evaluates and makes certain enhancements to its methodology used to establish a reserve to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan segments. Management believes these enhancements to the allowance for loan losses methodology improve the accuracy of quantifying probable incurred credit losses presently inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.
The largest component of the reserve for the years presented has been allocated to the commercial real estate segment, and in particular the non-owner occupied loan classes. The higher allocations in these loans classes as compared to the other loan classes is consistent with the inherent risk associated with the loans, as well as generally higher levels of impaired and criticized loans for the periods presented. At December 31, 2014, the total reserve allocated to the commercial real estate segment was $11,148,000, a decrease of $3,845,000, or 25.7%. The factors contributing to this decline are a 65.5% reduction in classified assets as favorable charge-offs in the most recent year positively impacted quantitative and qualitative loss factors.
The reserve allocation on the residential mortgage portfolio segment, in total, has decreased from $3,780,000 at December 31, 2013 to $2,262,000 at December 31, 2014. This decrease is consistent with improving residential real estate market conditions and stabilized historical charge-offs.

The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased in 2014 from $2,068,000 at December 31, 2013 to $1,218,000 at December 31, 2014 and represents 8.3% of the entire allowance for loan losses balance at December 31, 2014, compared to 9.9% at December 31, 2013. The Company monitors the unallocated portion of the allowance for loan losses, and by policy, has determined it cannot exceed 15% of the total reserve. Future negative provisions for loan losses would result if the unallocated portion was to exceed 15% of the total. As asset quality continued to improve through 2014, resulting in lower classified loans and delinquencies, management determined that a lower unallocated reserve was justified, both in dollars and as a percent of the total allowance for loan losses balance.
While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposit Products
On an average daily basis, total deposits were $990,360,000 in 2014, a decrease of 4.3%, or $44,519,000, from 2013. In 2013, the average daily balance decreased 10.7% compared to 2012. Despite a decline in total deposits during these two periods, the Company experienced growth in its non-interest bearing demand and savings deposit core funding sources. Interest bearing demand deposit account balances, another core funding source, averaged $491,046,000 for the year ended December 31, 2014, an increase of 1.4% from the average balance of $484,114,000 in 2013. Growth in core funding deposits has been achieved through marketing campaigns and improvement in the delivery of our products with investments in technology.
Average time deposits were $292,149,000 in 2014, a decrease of 17.2%, or $60,756,000, compared to the average balance of $352,905,000 in 2013. This follows a 22.5% reduction in average time deposits that took place in 2013, from the $455,507,000 average balance in 2012. The Company chose to fund its loan growth through sales and paydowns of securities available for sale, rather than maintain its balances in time deposits, and, in particular, brokered time deposits. The average balance of brokered time deposits decreased from $53,196,000 for the year ended 2013 to $17,108,000 in 2014, and is included in time deposits below.
Management continually evaluates its utilization of brokered deposits, and considers the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that as loan growth increases, it will be able to generate core deposit funding by offering competitive rates.
The average amounts of deposits are summarized below for the years ended December 31:

(Dollars in thousands)	2014	2013	2012

Demand deposits	$123,224	$119,146	$116,930
Interest bearing demand deposits	491,046	484,114	511,800
Savings deposits	83,941	78,714	74,180
Time deposits	292,149	352,905	455,507
Total deposits	$990,360	$1,034,879	$1,158,417
The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2014.

(Dollars in thousands)	Total

Three months or less	$50,424
Over three months through six months	22,471
Over six months through one year	31,445
Over one year	10,828
Total	$115,168

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
Information concerning securities sold under agreements to repurchase as of and for the years ended December 31 is as follows:

(Dollars in thousands)	2014	2013	2012

Balance at year end	$21,742	$9,032	$9,650
Weighted average interest rate at year-end	0.20%	0.20%	0.24%
Average balance during the year	19,186	13,772	19,072
Average interest rate during the year	0.20%	0.20%	0.38%
Maximum month-end balance during the year	$32,861	$19,105	$33,752
Fair value of securities underlying the agreements at year-end	38,337	52,024	72,717
Additional short-term borrowing sources include borrowings from the Federal Home Loan Bank of Pittsburgh, federal funds purchased, and to a lesser extent, the FRB discount window.
Information concerning the use of these other short term borrowings as of and for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2014	2013	2012

Balance at year end	$65,000	$50,000	$0
Weighted average interest rate at year-end	0.36%	0.28%	0.00%
Average balance during the year	32,736	10,540	11,509
Average interest rate during the year	0.34%	0.31%	0.40%
Maximum month-end balance during the year	$65,000	$50,000	$20,000
In 2014 and 2013, the Company used short-term borrowings to meet the Company’s liquidity needs, and allowed for the temporary replacement funding of maturing brokered deposits and other long-term debt as the Company actively manages its funding base.
Long-Term Debt
The Company also utilizes long-term debt, consisting principally of Federal Home Loan Bank fixed and amortizing advances to fund its balance sheet with original maturities greater than one year. As of December 31, 2014, long-term debt totaled $14,812,000 which was $1,265,000 less than 2013’s year-end balance of $16,077,000. The net decrease in long-term debt was the result of pay downs of $11,265,000 during the year and $10,000,000 of additional advances. At December 31, 2013, long-term debt declined by $21,393,000 from $37,470,000 at December 31, 2012. During the past two years, the Company’s reliance on long-term debt diminished. The decline in long-term commercial loans in 2013 reduced the Company’s need for longer-term funding. In 2014, given interest rate conditions, the Company allowed its short-term borrowings to increase modestly. The Company will continue to evaluate its funding needs, interest rate movements, the cost of options, and the availability of attractive structures in its evaluation as to the timing and extent of when it enters into long-term borrowings.

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
Total shareholders’ equity increased $35,826,000 from $91,439,000 at December 31, 2013 to $127,265,000 at December 31, 2014. The primary reason for the net increase in shareholders’ equity was the $29,142,000 net income recorded for the year ended December 31, 2014, combined with unrealized gains on securities available for sale, net of tax of $6,389,000.
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
Capital Adequacy. In the determination of Tier 1 and Total risk based capital, generally accumulated other comprehensive income (loss) is excluded from capital, as are intangible assets, a portion of mortgage servicing rights and deferred tax assets that are dependent on future taxable income greater than one year from the reporting date. As of December 31, 2014, $14,426,000 of the Company's deferred tax asset was disallowed for Tier 1 capital purposes as it exceeded the amount that was expected to be realized in 2015.
The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceeds 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of December 31, 2014 and 2013, $6,269,000 and $12,598,000 of the allowance for credit losses was excluded from Tier 2 capital. The lower disallowed amount in 2014 was the result of the lower balance in the allowance for loan losses.
The Company and the Bank have been able to increase their capital ratios from December 31, 2013 levels due to net income earned during the year ended December 31, 2014, combined with a decrease in its risk weighted assets due to a shift in asset composition.
In March 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank and the Bank entered into a Consent Order with the PDB. The Consent Order with the PDB had been terminated and replaced with an MOU in April 2014, and in February 2015, the Bank was released from the MOU, terminating all enforcement actions imposed on the Bank by the PDB. The Bank has filed a confidential Capital Plan with each of those banking regulators.

Regulatory Capital. As of December 31, 2014, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of December 31, 2014 and 2013 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$119,713	16.8%	$56,859	8.0%	n/a	n/a
Orrstown Bank	118,540	16.7%	56,835	8.0%	$71,043	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	110,750	15.6%	28,429	4.0%	n/a	n/a
Orrstown Bank	109,581	15.4%	28,417	4.0%	42,626	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	110,750	9.5%	46,496	4.0%	n/a	n/a
Orrstown Bank	109,581	9.4%	46,518	4.0%	58,148	5.0%
December 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$104,637	15.0%	$55,926	8.0%	n/a	n/a
Orrstown Bank	102,806	14.7%	55,893	8.0%	$69,866	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	95,741	13.7%	27,963	4.0%	n/a	n/a
Orrstown Bank	93,915	13.4%	27,947	4.0%	41,920	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	95,741	8.1%	47,058	4.0%	n/a	n/a
Orrstown Bank	93,915	8.0%	47,077	4.0%	58,846	5.0%
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
In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve Bank. Due to the regulatory restrictions included in the Written Agreement with the Federal Reserve Bank, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval. Accordingly, there can be no assurance that we will be permitted to pay a cash dividend or conduct any stock repurchases in the near future.

Additional relevant financial information pertaining to shareholders’ equity for the years ended December 31 is as follows:

(Dollars in thousands)	2014	2013	2012

Average shareholders’ equity	$101,250	$88,547	$109,184
Net income (loss)	29,142	10,004	(38,454)
Cash dividends paid	0	0	0
Equity to asset ratio	10.69%	7.76%	7.11%
Dividend payout ratio	0.00%	0.00%	0.00%
Return on average equity	28.78%	11.30%	(35.22)%
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
At December 31, 2014, we had $193,834,000 in loan commitments outstanding, which included $14,145,000 in undisbursed loans, $100,897,000 in unused home equity lines of credit and $71,483,000 in commercial lines of credit, and $7,309,000 in standby letters of credit. Time deposits due within one year of December 31, 2014 totaled $174,597,000, or 72% of time deposits. The large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on time deposits due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our time deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $31,409,000, which decreased from $37,560,000 at December 31, 2013. The lower levels of cash and cash equivalents is due to the Company investing these funds in securities available for sale in order to earn a higher rate of interest than that earned on short-term investments. Securities classified as available-for-sale, net of pledging requirements, which provide additional sources of liquidity, totaled $115,165,000 at December 31, 2014. In addition, at December 31, 2014, we had the ability to borrow a total of approximately $526,683,000 from the Federal Home Loan Bank of Pittsburgh (FHLB), of which we had $79,812,000 in advances and $150,000 in letters of credit outstanding at December 31, 2014. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, generally consisting of mortgage loans. In addition, the Company has $30,000,000 in two available unsecured lines of credit with its correspondent banks.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders in the past. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. For restrictions on the Bank’s ability to dividend funds to the Company, see Note 15, “Restrictions on Dividends, Loans and Advances,” to the Consolidated Financial Statements included in Item 8.
Interest Rate Sensitivity. Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Management, through its asset/liability management process, attempts to manage the level of repricing and maturity mismatch so that fluctuations in net interest income is maintained within policy limits in current and expected market conditions. For further discussion, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.
Contractual Obligations
The Company enters into contractual obligations in its normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date as of December 31, 2014. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements, under Item 8.

		Payments Due
(Dollars in thousands)	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total

Time deposits	11	$174,597	$55,141	$9,541	$3,954	$243,233
Short-term borrowings	12	86,742	0	0	0	86,742
Long-term debt	13	10,317	680	748	3,067	14,812
Operating lease obligations	6	398	482	187	120	1,187
Total		$272,054	$56,303	$10,476	$7,141	$345,974
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
A schedule of significant commitments at December 31, 2014 is as follows:

(Dollars in thousands)	Contract or Notional Amount
Commitments to fund:
Revolving, open ended home equity loans	$100,897
1-4 family residential construction loans	2,463
Commercial real estate, construction and land development loans	11,682
Commercial, industrial and other loans	71,483
Standby letters of credit	7,309
Please see Note 17 – “Financial Instruments with Off-Balance Sheet Risk” in the Notes to the Consolidated Financial Statements for a discussion of the nature, business purpose, and guarantees that result from the Company’s off-balance sheet arrangements.

New Financial Accounting Standards
Note 1 to the consolidated financial statements under Item 8 discusses the expected impact on the Company’s financial condition or results of operations for recently issued or proposed accounting standards that have not been adopted as of December 31, 2014. To the extent we anticipate significant impact to the Company’s financial condition or results of operations appropriate discussion is included in the disclosure.
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
In addition to factors mentioned elsewhere in this Annual Report on Form 10-K or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.orrstown.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•
We are subject to restrictions and conditions of a formal agreement issued by the Federal Reserve Bank of Philadelphia. Failure to comply with this formal agreement could result in additional enforcement action against us, including the imposition of monetary penalties.

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
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, including the Company, the majority of market risk is related to interest rate risk. Interest rate sensitivity management requires the maintenance of an appropriate balance between reward, in the form of net interest margin, and risk as measured by the amount of earnings and value at risk.
For the year ended December 31, 2014, the Company changed its method of presenting and measuring interest rate risk from GAP analysis to net interest income (NII) at risk and economic value of Equity (EVE) at risk. This change was made because management felt that NII and EVE produced a more comprehensive framework for understanding, measuring, and managing the Company's interest rate and market risk.
Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities, scheduled and unscheduled repayments, the propensity of borrowers and depositors to react to changes in their economic interests, and security and contractual interest rate changes.
Management, through its asset/liability management process, attempts to manage the level of repricing and maturity mismatch so that fluctuations in net interest income is maintained within policy limits across a range of market conditions while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure the Company’s profitability. Thus, the goal of interest rate risk management is to evaluate the amount of reward for taking risk and adjusting both the size and composition of the balance sheet relative to the level of reward available for taking risk.
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The Company primarily uses the securities portfolio, FHLB advances, and brokered deposits to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, there is no use of hedging instruments.

The asset/liability committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Board of Directors.
The Company uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of the Company’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of assets and liabilities, prepayments on amortizing assets, non-maturity deposit sensitivity, and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the Company’s interest rate risk position over time.
Earnings at Risk
Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the Company’s short-term interest rate risk. The analysis assumes recent trends in new loan and deposit volumes will continue while the amount of investment securities remains constant. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, sensitivity of non-maturity deposit rates, and other factors deemed significant.
The simulation analysis results are presented in Table 7a. These results, as of December 31, 2014, indicate that the Company would expect net interest income to decrease over the next twelve months by 1.5% assuming a downward shock in market interest rates of 1.00%, and to decrease by 6.1% assuming an upward shock of 2.00%. This profile reflects an acceptable short-term interest rate risk position. However, a decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.
Earnings at risk simulations for December 31, 2013, exhibited less sensitivity to rising interest rates and similar sensitivity in a declining rate environment.
Value at Risk
The net present value analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the short time horizon used in that analysis. The net present value of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.
The net present value analysis results are presented in Table 7b. These results, as of December 31, 2014, indicate that the net present value would increase 2.2% assuming a downward shift in market interest rates of 1.00% and decrease 6.8% if interest rates shifted up 2.00% in the same manner.

Table 7a - Earnings at Risk			Table 7b - Value at Risk
	% Change in Net Interest Income			% Change in Net Interest Income
Change in Market Interest Rates	December 31, 2014	December 31, 2013	Change in Market Interest Rates	December 31, 2014	December 31, 2013

(100)	(1.5%)	(3.9%)	(100)	2.2%	1.2%
200	(6.1%)	2.6%	200	(6.8%)	(7.8%)
In 2014, the Company completed a core deposit study that resulted in an increase in the assumed repricing sensitivity of the Company's core deposits to changes in market rates.
Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The unaudited quarterly results of operations for the years ended December 31, are as follows:

	2014 Quarter Ended				2013 Quarter Ended
(Dollars in thousands, except per share data)	December	September	June	March	December	September	June	March

Interest income	$9,520	$9,477	$9,585	$9,601	$9,643	$8,982	$8,989	$9,484
Interest expense	(959)	(1,030)	(1,085)	(1,085)	(1,130)	(1,216)	(1,288)	(1,377)
Net interest income	8,561	8,447	8,500	8,516	8,513	7,766	7,701	8,107
Provision for loan losses	1,000	2,900	0	0	1,750	0	1,400	0
Net interest income after provision for loan losses	9,561	11,347	8,500	8,516	10,263	7,766	9,101	8,107
Securities gains	267	469	602	597	53	157	0	122
Noninterest income	4,259	4,283	4,536	3,841	4,060	4,442	4,664	4,310
Noninterest expenses	(11,129)	(10,898)	(10,765)	(10,976)	(11,434)	(10,537)	(10,327)	(10,949)
Income before income taxes	2,958	5,201	2,873	1,978	2,942	1,828	3,438	1,590
Applicable (income taxes) benefit	16,156	(24)	0	0	(15)	281	(30)	(30)
Net income	$19,114	$5,177	$2,873	$1,978	$2,927	$2,109	$3,408	$1,560

Per Common Share Data
Net income	$2.36	$0.64	$0.35	$0.24	$0.36	$0.26	$0.42	$0.19
Diluted net income	2.36	0.64	0.35	0.24	0.36	0.26	0.42	0.19
Dividends	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2014, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
The independent registered public accounting firm, Crowe Horwath, LLP, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2014. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/s/ Thomas R. Quinn, Jr.	/s/ David P. Boyle
Thomas R. Quinn, Jr.	David P. Boyle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Orrstown Financial Services, Inc. and its wholly-owned subsidiary
Shippensburg, Pennsylvania

We have audited the accompanying consolidated balance sheet of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2014 and the related consolidated statement of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended. We also have audited Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Cleveland, Ohio
March 12, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Orrstown Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Orrstown Financial Services, Inc. and its wholly-owned subsidiary (“the Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
Chambersburg, Pennsylvania
March 14, 2014

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	December 31,
(Dollars in thousands, except per share data)	2014	2013
Assets
Cash and due from banks	$18,174	$12,995
Interest bearing deposits with banks	13,235	24,565
Cash and cash equivalents	31,409	37,560
Restricted investments in bank stocks	8,350	9,921
Securities available for sale	376,199	406,943
Loans held for sale	3,159	1,936
Loans	704,946	671,037
Less: Allowance for loan losses	(14,747)	(20,965)
Net loans	690,199	650,072
Premises and equipment, net	24,800	26,441
Cash surrender value of life insurance	26,645	25,850
Intangible assets	414	622
Accrued interest receivable	3,097	3,400
Other assets	26,171	15,067
Total assets	$1,190,443	$1,177,812
Liabilities
Deposits:
Non-interest bearing	$116,302	$116,371
Interest bearing	833,402	884,019
Total deposits	949,704	1,000,390
Short-term borrowings	86,742	59,032
Long-term debt	14,812	16,077
Accrued interest and other liabilities	11,920	10,874
Total liabilities	1,063,178	1,086,373
Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,264,554 and 8,107,274 shares issued; 8,263,743 and 8,106,463 shares outstanding	430	422
Additional paid—in capital	123,392	123,105
Retained earnings (accumulated deficit)	1,887	(27,255)
Accumulated other comprehensive income (loss)	1,576	(4,813)
Treasury stock—common, 811 shares, at cost	(20)	(20)
Total shareholders’ equity	127,265	91,439
Total liabilities and shareholders’ equity	$1,190,443	$1,177,812
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Interest and dividend income
Interest and fees on loans	$29,546	$31,558	$39,647
Interest and dividends on investment securities
Taxable	8,052	4,300	3,798
Tax-exempt	550	1,066	1,704
Short term investments	35	174	287
Total interest and dividend income	38,183	37,098	45,436
Interest expense
Interest on deposits	3,678	4,445	6,712
Interest on short-term borrowings	148	61	120
Interest on long-term debt	333	505	716
Total interest expense	4,159	5,011	7,548
Net interest income	34,024	32,087	37,888
Provision for loan losses	(3,900)	(3,150)	48,300
Net interest income after provision for loan losses	37,924	35,237	(10,412)
Noninterest income
Service charges on deposit accounts	5,415	5,716	6,227
Other service charges, commissions and fees	1,033	1,070	1,275
Trust department income	4,687	4,770	4,575
Brokerage income	2,150	1,911	1,478
Mortgage banking activities	2,207	3,053	3,393
Earnings on life insurance	950	963	1,018
Merchant processing revenue	0	0	149
Other income (loss)	477	(7)	323
Investment securities gains	1,935	332	4,824
Total noninterest income	18,854	17,808	23,262
Noninterest expenses
Salaries and employee benefits	23,658	22,954	19,864
Occupancy	2,251	2,055	1,975
Furniture and equipment	3,328	3,446	2,913
Data processing	1,679	542	574
Automated teller and interchange fees	865	1,054	989
Advertising and bank promotions	1,195	1,251	1,411
FDIC insurance	1,621	2,577	2,727
Professional services	2,285	2,255	3,076
Collection and problem loan	729	674	2,297
Real estate owned	300	137	834
Taxes other than income	562	939	888
Intangible asset amortization	208	210	209
Other operating expenses	5,087	5,153	5,592
Total noninterest expenses	43,768	43,247	43,349
Income (loss) before income tax expense (benefit)	13,010	9,798	(30,499)
Income tax expense (benefit)	(16,132)	(206)	7,955
Net income (loss)	$29,142	$10,004	$(38,454)

Per share information:
Basic earnings (loss) per share	$3.59	$1.24	$(4.77)
Diluted earnings (loss) per share	3.59	1.24	(4.77)
Dividends per share	0.00	0.00	0.00
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012

Net income (loss)	$29,142	$10,004	$(38,454)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	11,764	(9,885)	1,344
Reclassification adjustment for gains realized in net income (loss)	(1,935)	(332)	(4,824)
Net unrealized gains (losses)	9,829	(10,217)	(3,480)
Tax effect	(3,440)	3,576	1,219
Total other comprehensive income (loss), net of tax and reclassification adjustments	6,389	(6,641)	(2,261)
Total comprehensive income (loss)	$35,531	$3,363	$(40,715)
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31, 2014, 2013, and 2012
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2012	$419	$122,514	$1,195	$4,089	$(20)	$128,197
Net income (loss)	0	0	(38,454)	0	0	(38,454)
Total other comprehensive income (loss), net of taxes	0	0	0	(2,261)	0	(2,261)
Stock-based compensation plans:
Issuance of stock (23,062 shares), including compensation expense of $23	2	198	0	0	0	200
Issuance of stock through dividend reinvestment plan (1,562 shares)	0	12	0	0	0	12
Balance, December 31, 2012	421	122,724	(37,259)	1,828	(20)	87,694
Net income	0	0	10,004	0	0	10,004
Total other comprehensive income (loss), net of taxes	0	0	0	(6,641)	0	(6,641)
Stock-based compensation plans:
Issuance of stock (26,610 shares, including 1 treasury), including compensation expense of $129	1	377	0	0	0	378
Issuance of stock through dividend reinvestment plan (254 shares)	0	4	0	0	0	4
Balance, December 31, 2013	422	123,105	(27,255)	(4,813)	(20)	91,439
Net income	0	0	29,142	0	0	29,142
Total other comprehensive income, net of taxes	0	0	0	6,389	0	6,389
Stock-based compensation plans:
Issuance of stock (157,207 shares), including compensation expense of $190	8	286	0	0	0	294
Issuance of stock through dividend reinvestment plan (73 shares)	0	1	0	0	0	1
Balance, December 31, 2014	$430	$123,392	$1,887	$1,576	$(20)	$127,265
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$29,142	$10,004	$(38,454)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities available for sale	6,429	7,147	6,948
Depreciation and amortization	2,838	2,817	2,613
Provision for loan losses	(3,900)	(3,150)	48,300
Stock based compensation	190	129	23
Net change in loans held for sale	(1,223)	5,926	(5,309)
Net (gain) loss on disposal of other real estate owned	(299)	149	(28)
Writedown of other real estate owned	170	46	535
Net loss on disposal of premises and equipment	41	0	0
Deferred income taxes, including valuation allowance	(16,223)	0	20,384
Investment securities gains	(1,935)	(332)	(4,824)
Earnings on cash surrender value of life insurance	(950)	(963)	(1,018)
(Increase) decrease in accrued interest receivable	303	(212)	1,360
Increase (decrease) in accrued interest payable and other liabilities	1,046	(957)	1,644
Other, net	1,629	12,356	(13,516)
Net cash provided by operating activities	17,258	32,960	18,658
Cash flows from investing activities
Proceeds from sales of available for sale securities	169,573	74,273	94,099
Maturities, repayments and calls of available for sale securities	41,520	86,581	85,481
Purchases of available for sale securities	(175,014)	(282,859)	(176,788)
Net (purchases) redemptions of restricted investments in bank stocks	1,571	(117)	1,954
Net (increase) decrease in loans	(44,222)	30,682	137,097
Proceeds from sales of portfolio loans	5,743	2,439	51,753
Purchases of bank premises and equipment	(859)	(1,868)	(1,603)
Proceeds from disposal of other real estate owned	2,415	1,188	3,733
Net cash provided by (used in) investing activities	727	(89,681)	195,726
Cash flows from financing activities
Net decrease in deposits	(50,686)	(84,649)	(131,863)
Net increase (decrease) in short term borrowings	27,710	49,382	(25,363)
Proceeds from long-term debt	10,000	0	0
Payments on long-term debt	(11,265)	(21,393)	(16,328)
Dividends paid	0	0	0
Net proceeds from issuance of common stock	105	253	189
Net cash used in financing activities	(24,136)	(56,407)	(173,365)
Net increase (decrease) in cash and cash equivalents	(6,151)	(113,128)	41,019
Cash and cash equivalents at beginning of year	37,560	150,688	109,669
Cash and cash equivalents at end of year	$31,409	$37,560	$150,688
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,219	$5,102	$8,031
Income taxes	0	0	1,267
Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	2,231	494	3,951

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – Orrstown Financial Services, Inc. (the “Company”) is a bank holding company (that has elected status as a financial holding company with the Board of Governors of the Federal Reserve System (the “FRB”)) whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the “Bank”). The Company operates through its office in Shippensburg, Pennsylvania. The Bank provides services through its network of 22 offices in Cumberland, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending. Deposit services include checking, savings, time, and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated.
Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.
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
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer lending to customers in its market area. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, multi-family and hospitality, residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
The types of securities the Company invests in are included in Note 3, “Securities Available for Sale” and the type of lending the Company engages in are included in Note 4, “Loans Receivable and Allowance for Loan Losses.”
Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, federal funds sold and interest bearing deposits due on demand, all of which have original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, loans held for sale and redemption (purchases) of restricted investments in bank stocks.
Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2014 and 2013, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Central Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”) stocks.
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
Management believes no impairment charge is necessary related to the restricted investments in bank stocks as of December 31, 2014. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of December 31, 2014 is no assurance that impairment may not occur in the future.

Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of December 31, 2014 and 2013 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
The Company had no debt securities it deemed to be other than temporarily impaired for the years ended December 31, 2014, 2013 or 2012.
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
Loans – The Company grants commercial, residential, commercial mortgage, construction, mortgage and various forms of consumer loans to its customers located principally in south-central Pennsylvania and northern Maryland. The ability of the Company’s debtors to honor their contracts is dependent largely upon the real estate and general economic conditions in this area.
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
Loans, the terms of which are modified, are classified as troubled debt restructurings if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings may be restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms.

Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
Allowance for Loan Losses – The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
See Note 4, “Loans Receivable and Allowance for Loan Losses,” for additional details.
Loan Commitments and Related Financial Instruments – Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At December 31, 2014 and 2013, the balance of loans serviced for others was $315,239,000 and $322,653,000.
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
Cash Surrender Value of Life Insurance – The Company has purchased life insurance policies on certain employees. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
Intangible Assets – Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company’s intangible assets have finite lives and are amortized, on a straight line basis, over their estimated lives, generally 10 years for deposit premiums and 15 years for customer lists.
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
Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $932,000 and $987,000 as of December 31, 2014 and 2013 and is included in other assets.

Investments in Real Estate Partnerships – The Company currently has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2021. The Company accounts for its investments in affordable housing projects under the equity method of accounting, and recognizes tax credits when they become available. The recorded investment in these real estate partnerships totaled $3,629,000 and $3,779,000 as of December 31, 2014 and 2013 and are included in other assets in the balance sheet. Losses of $150,000, $361,000 and $349,000 were recorded for the years ended December 31, 2014, 2013 and 2012 and are included in other operating expenses. During 2014, 2013 and 2012, the Company recognized federal tax credits from the projects totaling $475,000, $475,000 and $475,000.
Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $540,000, $489,000 and $636,000, for the years ended December 31, 2014, 2013 and 2012.
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
Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Treasury Stock – Common stock shares repurchased are recorded as treasury stock at cost.
Earnings Per Share – Basic earnings per share represent net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Restricted stock awards are included in weighted average common shares outstanding as they are earned. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company related solely to outstanding stock options and restricted stock awards.
Treasury shares are not deemed outstanding for earnings per share calculations.
Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income is limited to unrealized gains (losses) on securities available for sale for all years presented. The component of accumulated other comprehensive income, net of taxes, at December 31, 2014 and 2013 consisted of unrealized gains (losses) on securities available for sale and totaled $1,576,000 and $(4,813,000).
Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Segment Reporting – The Company only operates in one significant segment – Community Banking. The Company’s non-banking activities are insignificant to the consolidated financial statements.
Reclassifications – Certain amounts in the 2012 and 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.
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
In August 2014, FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. ASU 2014-14 amends existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before the foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance, including principal and interest, expected to be recovered from the guarantor. These amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted if the amendments under ASU 2014-04, have been adopted. The amendments may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. A reporting entity must apply the same method of transition as elected under ASU 2014-04. The Company’s adoption of this standard on January 1, 2015 is not expected to have a significant impact on the Company’s operating results or financial condition.
NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company maintains deposit balances at two correspondent banks which provide check collection and item processing services for the Company. The average balances that are to be maintained either on hand or with the correspondent banks amounted to $600,000 and $1,025,000 at December 31, 2014 and 2013.
The balances with these correspondent banks, at times, exceed federally insured limits; however management considers this to be a normal business risk. Management reviews the correspondent banks' financial condition on a quarterly basis.

NOTE 3. SECURITIES AVAILABLE FOR SALE
At December 31, 2014 and 2013 the investment securities portfolio was comprised of securities classified as available for sale, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at December 31, were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. Government Agencies	$23,910	$71	$23	$23,958
States and political subdivisions	52,578	819	996	52,401
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	174,220	1,573	197	175,596
GSE residential collateralized mortgage obligations (CMOs)	57,976	857	128	58,705
GSE commercial CMOs	65,041	1,017	586	65,472
Total debt securities	373,725	4,337	1,930	376,132
Equity securities	50	17	0	67
Totals	$373,775	$4,354	$1,930	$376,199
December 31, 2013
U.S. Government Agencies	$25,610	$34	$193	$25,451
U.S. Government Sponsored Enterprises (GSE)	14,431	5	722	13,714
States and political subdivisions	75,494	417	4,367	71,544
GSE residential mortgage-backed securities	198,449	895	725	198,619
GSE residential CMOs	40,502	251	221	40,532
GSE commercial CMOs	59,812	0	2,798	57,014
Total debt securities	414,298	1,602	9,026	406,874
Equity securities	50	19	0	69
Totals	$414,348	$1,621	$9,026	$406,943

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Government Agencies	$0	$0	$9,012	$23	$9,012	$23
States and political subdivisions	0	0	35,833	996	35,833	996
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	65,474	197	0	0	65,474	197
GSE residential collateralized mortgage obligations (CMOs)	11,930	128	0	0	11,930	128
GSE commercial CMOs	0	0	29,969	586	29,969	586
Total temporarily impaired securities	$77,404	$325	$74,814	$1,605	$152,218	$1,930
December 31, 2013
U.S. Government Agencies	$17,454	$193	$0	$0	$17,454	$193
U.S. Government Sponsored Enterprises (GSE)	12,049	722	0	0	12,049	722
States and political subdivisions	53,606	4,367	0	0	53,606	4,367
GSE residential mortgage-backed securities	125,468	716	7,447	9	132,915	725
GSE residential CMOs	14,033	220	44	1	14,077	221
GSE commercial CMOs	38,298	1,248	18,716	1,550	57,014	2,798
Total temporarily impaired securities	$260,908	$7,466	$26,207	$1,560	$287,115	$9,026
The Company has 37 securities and 77 securities at December 31, 2014 and 2013 in which the amortized cost exceeds their values, as discussed below.
U.S. Government Agencies and U.S. Government Sponsored Enterprises (GSE). 21 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations have unrealized losses, 13 GSE securities have amortized costs which exceed their fair values for less than 12 months, and eight have amortized costs which exceed their fair values for more than 12 months at December 31, 2014. At December 31, 2013, the Company had 46 GSE securities with unrealized losses, 38 of which were in the less than 12 months category, and eight have amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014 or 2013.
State and Political Subdivisions. 16 state and political subdivision securities have an amortized cost which exceeds its fair value for more than 12 months at December 31, 2014. At December 31, 2013, 31 state and political subdivision security had unrealized losses for less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014 or 2013.

The amortized cost and fair values of securities available for sale at December 31, 2014 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
INVESTMENT PORTFOLIO

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$0	$0
Due after one year through five years	380	381
Due after five years through ten years	22,429	22,392
Due after ten years	53,679	53,586
Mortgage-backed securities and collateralized mortgage obligations	297,237	299,773
Total debt securities	373,725	376,132
Equity securities	50	67
	$373,775	$376,199
Proceeds from sales of securities available for sale for the years ended December 31, 2014, 2013 and 2012 were $169,573,000, $74,273,000 and $94,099,000. Gross gains on the sales of securities were $2,301,000, $473,000 and $4,986,000 for the years ended December 31, 2014, 2013 and 2012. Gross losses on securities available for sale were $366,000, $141,000 and $162,000 for the years ended December 31, 2014, 2013 and 2012.
Securities with a fair value of $261,034,000 and $241,911,000 at December 31, 2014 and 2013 were pledged to secure public funds and for other purposes as required or permitted by law.
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
Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential loans present a different credit risk to the Company than owner-occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinders the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships as compared to owner occupied loans mentioned above.
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
The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 was as follows:

(Dollars in thousands)	2014	2013
Commercial real estate:
Owner-occupied	$100,859	$111,290
Non-owner occupied	144,301	135,953
Multi-family	27,531	22,882
Non-owner occupied residential	49,315	55,272
Acquisition and development:
1-4 family residential construction	5,924	3,338
Commercial and land development	24,237	19,440
Commercial and industrial	48,995	33,446
Municipal	61,191	60,996
Residential mortgage:
First lien	126,491	124,728
Home equity – term	20,845	20,131
Home equity – lines of credit	89,366	77,377
Installment and other loans	5,891	6,184
	$704,946	$671,037

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
The Bank has a loan review policy and program which is designed to identify and mitigate risk in the lending function. The Enterprise Risk Management (“ERM”) Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the "Pass" categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000, which includes confirmation of risk rating by Credit Administration. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the ERM Committee on a quarterly basis, with reaffirmation of the rating as approved by the Bank’s Loan Work Out Committee.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31, 2014 and 2013:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2014
Commercial real estate:
Owner-occupied	$89,815	$2,686	$5,070	$3,288	$0	$100,859
Non-owner occupied	120,829	20,661	1,131	1,680	0	144,301
Multi-family	24,803	1,086	1,322	320	0	27,531
Non-owner occupied residential	43,020	2,968	1,827	1,500	0	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	5,924
Commercial and land development	22,261	233	1,333	410	0	24,237
Commercial and industrial	43,794	850	1,914	2,437	0	48,995
Municipal	61,191	0	0	0	0	61,191
Residential mortgage:
First lien	121,160	9	0	5,290	32	126,491
Home equity – term	20,775	0	0	70	0	20,845
Home equity – lines of credit	88,164	630	93	479	0	89,366
Installment and other loans	5,865	0	0	26	0	5,891
	$647,601	$29,123	$12,690	$15,500	$32	$704,946
December 31, 2013
Commercial real estate:
Owner-occupied	$92,063	$3,305	$11,360	$4,107	$455	$111,290
Non-owner occupied	107,113	6,904	14,819	7,117	0	135,953
Multi-family	20,091	2,132	337	322	0	22,882
Non-owner occupied residential	42,007	4,982	3,790	4,493	0	55,272
Acquisition and development:
1-4 family residential construction	3,292	0	46	0	0	3,338
Commercial and land development	14,118	1,433	712	3,177	0	19,440
Commercial and industrial	28,933	2,129	383	1,878	123	33,446
Municipal	60,996	0	0	0	0	60,996
Residential mortgage:
First lien	121,353	0	0	3,327	48	124,728
Home equity – term	20,024	0	0	94	13	20,131
Home equity – lines of credit	77,187	0	9	181	0	77,377
Installment and other loans	6,184	0	0	0	0	6,184
	$593,361	$20,885	$31,456	$24,696	$639	$671,037
Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are deemed impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios and any trouble debt restructurings are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values will be incorporated into the impairment analysis as of the next reporting period.
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
As of December 31, 2014 and 2013, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for troubled debt restructurings. By definition, troubled debt restructurings are considered impaired. All restructured loans’ impairment was determined based on discounted cash flows for those loans classified as trouble debt restructurings but are still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of December 31, 2014 and 2013. The recorded investment in loans excludes accrued interest receivable due to insignificance. Allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2014
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,288	$4,558
Non-owner occupied	0	0	0	1,680	3,420
Multi-family	0	0	0	320	356
Non-owner occupied residential	198	203	2	1,302	1,570
Acquisition and development:
Commercial and land development	0	0	0	410	1,077
Commercial and industrial	0	0	0	2,437	2,500
Residential mortgage:
First lien	982	982	149	4,340	4,968
Home equity—term	0	0	0	70	71
Home equity—lines of credit	24	40	24	455	655
Installment and other loans	13	13	13	13	36
	$1,217	$1,238	$188	$14,315	$19,211
December 31, 2013
Commercial real estate:
Owner-occupied	$615	$1,099	$552	$3,947	$4,575
Non-owner occupied	0	0	0	7,117	7,670
Multi-family	0	0	0	322	415
Non-owner occupied residential	0	0	0	4,493	4,836
Acquisition and development:
Commercial and land development	0	0	0	3,177	3,812
Commercial and industrial	0	0	0	2,001	2,143
Residential mortgage:
First lien	48	48	48	3,327	3,619
Home equity—term	13	13	13	94	96
Home equity—lines of credit	0	0	0	181	183
	$676	$1,160	$613	$24,659	$27,349

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the year ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,740	$20	$3,528	$147	$8,374	$20
Non-owner occupied	6,711	143	4,307	145	14,372	69
Multi-family	274	2	135	16	3,940	0
Non-owner occupied residential	2,095	13	4,799	77	20,284	61
Acquisition and development:
1-4 family residential construction	0	0	481	0	1,542	26
Commercial and land development	1,250	34	3,009	49	12,652	252
Commercial and industrial	1,700	5	1,780	45	2,691	43
Residential mortgage:
First lien	4,226	53	2,697	140	2,700	61
Home equity – term	85	0	59	8	156	2
Home equity – lines of credit	111	3	305	6	467	15
Installment and other loans	9	1	1	0	8	0
	$20,201	$274	$21,101	$633	$67,186	$549

The following table presents impaired loans that are troubled debt restructurings, with the recorded investment as of December 31, 2014 and December 31, 2013.

	2014		2013
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	0	$0	1	$200
Non-owner occupied	0	0	2	4,268
Acquisition and development:
Commercial and land development	1	287	2	1,071
Residential mortgage:
First lien	8	813	1	449
Total accruing	9	1,100	6	5,988
Nonaccruing:
Commercial real estate:
Owner-occupied	0	0	1	71
Non-owner occupied	0	0	1	694
Non-owner occupied residential	0	0	1	193
Commercial and industrial	0	0	2	310
Residential mortgage:
First lien	13	1,715	1	279
Consumer	1	13	0	0
	14	1,728	6	1,547
	23	$2,828	12	$7,535
The following table presents restructured loans, included in nonaccrual status, that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default subsequent to the modification for the years ended December 31, 2014, 2013, and 2012.

	2014		2013		2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial real estate:
Owner-occupied	0	$0	0	$0	1	$7
Non-owner occupied	1	3,495	0	0	4	1,209
Acquisition and development:
Commercial and land development	1	544	0	0	0	0
Commercial and industrial	0	0	1	199	0	0
Residential mortgage:
First lien	2	177	0	0	0	0
	4	$4,216	1	$199	5	$1,216

The following presents the number of loans modified, and their pre-modification and post-modification investment balances for the twelve months ended December 31, 2014, 2013, and 2012:

(Dollars in thousands)	Number of Contracts	Pre- Modification Investment Balance	Post- Modification Investment Balance
December 31, 2014
Residential mortgage:
First lien	19	$1,876	$1,810
Installment and other loans	1	36	14
	20	$1,912	$1,824
December 31, 2013
Commercial real estate:
Owner-occupied	4	$421	$421
Non-owner occupied	2	3,457	3,457
Acquisition and development:
Commercial and land development	2	1,081	1,081
Commercial	1	217	199
	9	$5,176	$5,158
December 31, 2012
Residential mortgage:
First lien	1	$300	$300
Home equity – lines of credit	1	36	36
	2	$336	$336
The loans presented in the tables above were considered troubled debt restructurings as a result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest only status, or a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For troubled debt restructurings in default of their modified terms, impairment is generally determined on a collateral dependent approach, except for accruing residential mortgage trouble debt restructurings, which are generally on the discounted cash flow approach. Certain loans modified during a period may no longer be outstanding at the end of the period if the loan was paid off.
No additional commitments have been made to borrowers whose loans are considered troubled debt restructurings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2014 and 2013:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2014
Commercial real estate:
Owner-occupied	$97,571	$0	$0	$0	$0	$3,288	$100,859
Non-owner occupied	142,621	0	0	0	0	1,680	144,301
Multi-family	27,211	0	0	0	0	320	27,531
Non-owner occupied residential	47,706	109	0	0	109	1,500	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	0	5,924
Commercial and land development	24,114	0	0	0	0	123	24,237
Commercial and industrial	46,558	0	0	0	0	2,437	48,995
Municipal	61,191	0	0	0	0	0	61,191
Residential mortgage:
First lien	120,806	776	400	0	1,176	4,509	126,491
Home equity – term	20,640	135	0	0	135	70	20,845
Home equity – lines of credit	88,745	142	0	0	142	479	89,366
Installment and other loans	5,815	41	9	0	50	26	5,891
	$688,902	$1,203	$409	$0	$1,612	$14,432	$704,946
December 31, 2013
Commercial real estate:
Owner-occupied	$106,078	$742	$108	$0	$850	$4,362	$111,290
Non-owner occupied	132,913	191	0	0	191	2,849	135,953
Multi-family	22,560	0	0	0	0	322	22,882
Non-owner occupied residential	50,554	225	0	0	225	4,493	55,272
Acquisition and development:
1-4 family residential construction	3,338	0	0	0	0	0	3,338
Commercial and land development	17,289	45	0	0	45	2,106	19,440
Commercial and industrial	31,111	334	0	0	334	2,001	33,446
Municipal	60,996	0	0	0	0	0	60,996
Residential mortgage:
First lien	119,845	1,380	577	0	1,957	2,926	124,728
Home equity – term	19,966	56	2	0	58	107	20,131
Home equity – lines of credit	76,982	214	0	0	214	181	77,377
Installment and other loans	6,095	77	12	0	89	0	6,184
	$647,727	$3,264	$699	$0	$3,963	$19,347	$671,037

The Company maintains the allowance for loan losses at a level believed adequate by management for probable incurred credit losses inherent in the portfolio. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluation of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.
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
In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of December 31, 2014, and 2013 the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:
Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions etc.
Concentrations of Credit and Changes within Credit Concentrations – Factors considered include the Bank’s overall portfolio makeup and management's evaluation related to concentration risk management and the inherent risk associated with the concentrations identified.
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

Activity in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2014
Balance, beginning of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,674)	92	(554)	(61)	(2,197)	(960)	107	(853)	(850)	(3,900)
Charge-offs	(2,637)	(70)	(270)	0	(2,977)	(587)	(177)	(764)	0	(3,741)
Recoveries	558	5	766	0	1,329	29	65	94	0	1,423
Balance, end of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
December 31, 2013
Balance, beginning of year	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	4,109	(6,087)	(3,478)	21	(5,435)	1,845	99	1,944	341	(3,150)
Charge-offs	(4,767)	(193)	(132)	0	(5,092)	(491)	(144)	(635)	0	(5,727)
Recoveries	154	3,448	2,839	0	6,441	151	84	235	0	6,676
Balance, end of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
December 31, 2012
Balance, beginning of year	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	34,681	9,408	1,879	(566)	45,402	2,602	135	2,737	161	48,300
Charge-offs	(53,492)	(17,721)	(1,624)	0	(72,837)	(1,279)	(143)	(1,422)	0	(74,259)
Recoveries	2,971	2,107	295	0	5,373	19	18	37	0	5,410
Balance, end of year	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at December 31, 2014 and 2013:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2014
Loans allocated by:
Individually evaluated for impairment	$6,788	$410	$2,437	$0	$9,635	$5,871	$26	$5,897	$0	$15,532
Collectively evaluated for impairment	315,218	29,751	46,558	61,191	452,718	230,831	5,865	236,696	0	689,414
	$322,006	$30,161	$48,995	$61,191	$462,353	$236,702	$5,891	$242,593	$0	$704,946
Allowance for loan losses allocated by:
Individually evaluated for impairment	$2	$0	$0	$0	$2	$173	$13	$186	$0	$188
Collectively evaluated for impairment	9,460	697	806	183	11,146	2,089	106	2,195	1,218	14,559
	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
December 31, 2013
Loans allocated by:
Individually evaluated for impairment	$16,494	$3,177	$2,001	$0	$21,672	$3,663	$0	$3,663	$0	$25,335
Collectively evaluated for impairment	308,903	19,601	31,445	60,996	420,945	218,573	6,184	224,757	0	645,702
	$325,397	$22,778	$33,446	$60,996	$442,617	$222,236	$6,184	$228,420	$0	$671,037
Allowance for loan losses allocated by:
Individually evaluated for impairment	$552	$0	$0	$0	$552	$61	$0	$61	$0	$613
Collectively evaluated for impairment	12,663	670	864	244	14,441	3,719	124	3,843	2,068	20,352
	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
During the year ended December 31, 2014, the Company sold six notes of classified loan relationships with an aggregate carrying balance of $5,407,000 to third parties, which netted the Company $5,743,000 in cash proceeds. The difference between the carrying balances of the notes sold and the cash received, or $336,000, was recorded as a net recovery to the allowance for loan losses.
During the year ended December 31, 2013, the Company sold eight notes of classified loan relationships with an aggregate carrying balance of $2,576,000 to third parties, which netted the Company $2,439,000 in cash proceeds. The difference between the carrying balances of the notes sold and the cash received, or $137,000, was recorded as a net charge off to the allowance for loan losses.
During the year ended December 31, 2012, the Company sold nearly 240 notes of classified loan relationships with an aggregate carrying balance of $73,820,000 to third parties, which netted the Company $51,753,000 in cash proceeds. The difference between the carrying balances of the notes sold and the cash received, or $22,067,000, was recorded as a charge to the allowance for loan losses.
NOTE 5. LOANS TO RELATED PARTIES
The Company has granted loans to the officers and directors of the Company and its subsidiary and to their associates. The aggregate dollar amount of these loans was $1,849,000 at December 31, 2014, and $549,000 at December 31, 2013. During 2014, $1,815,000 of new loans were granted and repayments totaled $515,000.

NOTE 6. PREMISES AND EQUIPMENT
A summary of bank premises and equipment at December 31 is as follows:

(Dollars in thousands)	2014	2013

Land	$5,182	$5,182
Buildings and improvements	23,333	23,289
Leasehold improvements	511	507
Furniture and equipment	22,799	22,247
Construction in progress	140	259
	51,965	51,484
Less accumulated depreciation and amortization	27,165	25,043
	$24,800	$26,441
Depreciation expense amounted to $2,459,000, $2,208,000, and $2,004,000 for the years ended December 31, 2014, 2013 and 2012.
The Company leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under agreements which expire at various times through 2024. Total rent expense charged to operations in connection with these leases was $427,000, $307,000 and $259,000 for the years ended December 31, 2014, 2013 and 2012.
The total minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2014 are as follows:

Due in the Years Ending December 31
(Dollars in thousands)
2015	$398
2016	310
2017	172
2018	124
2019	63
Thereafter	120
$1,187
NOTE 7. INTANGIBLE ASSETS
The following table shows the components of identifiable intangible assets at December 31:

(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Amount
December 31, 2014
Deposit premiums	$2,348	$2,126	$222
Customer list	581	389	192
	$2,929	$2,515	$414
December 31, 2013
Deposit premiums	$2,348	$1,957	$391
Customer list	581	350	231
	$2,929	$2,307	$622
Amortization expense was $208,000, $210,000 and $209,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31,
(Dollars in thousands)
2015	$205
2016	94
2017	39
2018	39
2019	25
Thereafter	12
$414
NOTE 8. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2011.
The components of federal income tax expense for the years ended December 31 are summarized as follows:

(Dollars in thousands)	2014	2013	2012
Current year provision (benefit):
Federal	$81	$60	$(12,383)
State	10	(266)	(46)
	91	(206)	(12,429)
Deferred tax expense (benefit)
Federal	2,723	1,253	143
State	18	18	6
	2,741	1,271	149
Change in valuation allowance on deferred taxes	(18,964)	(1,271)	20,235
Net federal income tax expense (benefit)	$(16,132)	$(206)	$7,955
A reconciliation of the effective applicable income tax rate to the federal statutory rate for the years ended December 31, is as follows:

	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	0.1%	(1.8)%	0.1%
Tax exempt interest income	(7.3)%	(11.9)%	4.8%
Valuation allowance on deferred tax assets	(145.8)%	(13.0)%	(66.4)%
Earnings from life insurance	(2.6)%	(3.4)%	1.2%
Disallowed interest	0.2%	0.3%	(0.1)%
Low-income housing credits	(3.7)%	(2.2)%	0.0%
Benefit of operating loss carryforward	0.0%	(3.8)%	0.0%
Other	0.1%	(1.3)%	(0.7)%
Effective income tax rate	(124.0)%	(2.1)%	(26.1)%
The provision for income taxes includes $677,000, $116,000 and $1,688,000 of applicable income tax expense related to net security gains for the years ended December 31, 2014, 2013, and 2012.

The components of the net deferred tax asset, included in other assets, at December 31, are as follows:

(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$5,424	$7,776
Deferred compensation	528	510
Retirement plans and salary continuation	1,695	1,585
Share-based compensation	102	191
Off balance sheet commitment reserves	205	204
Nonaccrual loan interest	210	341
Net unrealized losses on securities available for sale	0	2,592
Goodwill	154	184
Bonus accrual	396	0
Low income housing credit carryforward	1,322	1,022
Alternative minimum tax credit carryforward	1,291	664
Charitable contribution carryforward	209	333
Net operating loss carryforward	6,606	8,169
Other	237	178
Total deferred tax assets	18,379	23,749
Valuation allowance	0	(18,964)
	18,379	4,785
Deferred tax liabilities:
Depreciation	955	1,116
Net unrealized gains on securities available for sale	848	0
Mortgage servicing rights	606	582
Purchase accounting adjustments	421	495
Other	174	0
Total deferred tax liabilities	3,004	2,193
Net deferred tax asset	$15,375	$2,592
As of December 31, 2014, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2019, 2034, and 2032, respectively.
In assessing whether or not some or all of our deferred tax asset is more likely than not to be realized in the future, management considers all positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operating results. Based upon our evaluation of both positive and negative evidence, a full valuation on the net deferred tax assets was established as of September 30, 2012. Specifically, it was felt that the negative evidence, which included recent cumulative history of operating losses, deterioration in asset quality and resulting impact on profitability, and that we had exhausted our carryback availability, outweighed the positive evidence, and the reserve was established.
Each subsequent quarter-end, the Company continued to weigh both positive and negative evidence and re-analyzed its position that a valuation allowance was required. At December 31, 2014, management noted the Company’s profitable operations over the past nine quarters, improvements in asset quality, strengthened capital position, reduced regulatory risk, as well as improvement in economic conditions. Based on this analysis, management determined that a full valuation allowance was no longer necessary, and the full amount was recaptured as of December 31, 2014. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred tax assets would be realized, and recaptured the full valuation allowance at December 31, 2014.

NOTE 9. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Employer contributions to the plan are based on performance of the Company and are at the discretion of the Bank’s Board of Directors. The plan contains limited match or safe harbor provisions. Substantially all of the Company’s employees are covered by the plan and the contributions charged to operations were $357,000, $311,000 and $315,000 for the years ended December 31, 2014, 2013, and 2012.
The Company has a deferred compensation arrangement with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $125,000 and $133,000 at December 31, 2014 and 2013. Total annual expense for this deferred compensation plan was $13,000, $1,000 and $12,000 for the years ended December 31, 2014, 2013 and 2012.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Company’s Orrstown Financial Advisors division or recognized as a liability. The trust account balance was $1,385,000 and $1,325,000 at December 31, 2014 and 2013, respectively, and is included in other assets on the balance sheets, offset by other liabilities in the same amount. Total amounts contributed to these plans were $25,000, $10,000 and $30,000, for the years ended December 31, 2014, 2013, and 2012.
In addition, the Company has three supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $4,844,000 and $4,527,000 at December 31, 2014 and 2013, which is included in other liabilities. Total annual expense for these plans amounted to $575,000, $549,000 and $566,000, for the years ended December 31, 2014, 2013, and 2012.
The Company has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post retirement insurance during the insured employee’s term of service. The estimated present value of future benefits to be paid totaled $670,000 and $566,000 at December 31, 2014 and 2013 which is included in other liabilities. Total annual expense for this plan amounted to $104,000, $42,000 and $43,000 for the years ended December 31, 2014, 2013 and 2012.
NOTE 10. SHARE BASED COMPENSATION PLANS
The Company maintains share-based compensation plans, the purpose of which is to provide officers, employees, and non-employee members of the board of directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of December 31, 2014, 223,788 shares were available to be issued under the Plan.
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
A roll forward of the Company’s nonvested restricted shares for the year ended December 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price

Nonvested shares, beginning of year	5,000	$10.43
Granted	150,500	15.69
Nonvested shares, at end of year	155,500	$15.52

For December 31, 2014, and 2013, $178,000 and $17,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $62,000 and $6,000 for the respective year. As of December 31, 2014 and 2013, the unrecognized compensation expense related to the stock awards were $1,982,000, and $35,000. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 4.5 years.
A roll forward of the Company’s outstanding stock options for the year ended December 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	206,063	$32.20
Forfeited	(22,706)	31.38
Expired	(35,164)	37.00
Options outstanding and exercisable, at year end	148,193	$31.18
The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at December 31, 2014 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	41,853	5.34	$21.42
$25.00 - $29.99	2,792	5.25	25.76
$30.00 - $34.99	44,950	2.76	31.26
$35.00 - $39.99	29,147	2.30	36.54
$40.00 - $40.14	29,451	0.47	40.14
$21.14 - $40.14	148,193	2.99	$31.18
The options outstanding and exercisable had no intrinsic value at December 31, 2014 and 2013 as each exercise price exceeded the market value.
The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries an opportunity to purchase stock of the Company. Under the plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 95% (85% prior to August 31, 2014) of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock, after making adjustments for stock dividends and a stock split, to be issued under the employee stock purchase plan. As of December 31, 2014, 198,643 shares were available to be issued under the plan. Employees purchased 6,707, 21,609 and 23,062 shares at a weighted average price of $14.88, $11.52 and $7.63 per share in 2014, 2013 and 2012. Compensation expense recognized on the employee stock purchase plan totaled $12,000, $112,000, and $0 for the years ended December 31, 2014, 2013 and 2012, with tax benefits recorded of $4,000, $39,000, and $0 recorded for the respective years.
The Company uses a combination of issuing new shares or treasury shares to meet stock compensation exercises depending on market conditions.

NOTE 11. DEPOSITS
The composition of deposits at December 31 is as follows:

	2014	2013
(Dollars in thousands)
Non-interest bearing	$116,302	$116,371
Now and money market	503,818	486,440
Savings	86,351	79,663
Time – less than $100,000	128,065	183,344
Time – greater than $100,000	115,168	134,572
Total	$949,704	$1,000,390
The scheduled maturities of time deposits for the years ending December 31 are as follows:

(Dollars in thousands)
2015	$174,597
2016	35,610
2017	19,531
2018	3,644
2019	5,897
Thereafter	3,954
$243,233
Brokered time deposits totaled $17,108,000 and $53,196,000 at December 31, 2014 and 2013. Management continues to evaluate brokered deposits as a funding option, and considers regulatory views on non-core funding sources. Time deposits that meet or exceed the FDIC limit of $250,000 at December 31, 2014 were $36,463,000.
The Company accepts deposits of the officers and directors of the Company and the Bank on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors and related interests totaled $5,036,000 and $550,000 at December 31, 2014 and 2013, respectively.
NOTE 12. SHORT-TERM BORROWINGS
The Company has several short-term borrowings available to it, including short-term borrowings from the FHLB, federal funds purchased, and the FRB discount window.
Information concerning the use of these short-term borrowings as of and for the years ended December 31, is summarized as follows:

(Dollars in thousands)	2014	2013	2012

Balance at year end	$65,000	$50,000	$0
Weighted average interest rate at year-end	0.36%	0.28%	0.00%
Average balance during the year	$32,736	$10,540	$11,509
Average interest rate during the year	0.34%	0.31%	0.40%
Maximum month-end balance during the year	$65,000	$50,000	$20,000

In addition, the Company has repurchase agreements with certain of its deposit customers. The Company is required to hold U.S. Treasury, or U.S. Agency, or U.S. Government Sponsored Enterprise securities to be held as underlying securities for Repurchase Agreements. Information concerning securities sold under agreements to repurchase for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2014	2013	2012

Balance at year end	$21,742	$9,032	$9,650
Weighted average interest rate at year-end	0.20%	0.20%	0.24%
Average balance during the year	$19,186	$13,772	$19,072
Average interest rate during the year	0.20%	0.20%	0.38%
Maximum month-end balance during the year	$32,861	$19,105	$33,752
Fair value of securities underlying the agreements at year-end	38,337	52,024	72,717
Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date.
NOTE 13. LONG-TERM DEBT
At December 31, the Company’s long-term debt consisted of the following:

	Amount		Weighted Average rate
(Dollars in thousands)	2014	2013	2014	2013
FHLB fixed rate advances maturing:
2014	$0	$10,000	0.00%	0.87%
2015	10,000	0	0.35%	0.00%
2020	350	350	7.40%	7.40%
	10,350	10,350	0.59%	1.09%
FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2014	0	963	0.00%	4.86%
2025	4,462	4,764	4.74%	4.74%
	4,462	5,727	4.74%	4.76%
Total FHLB Advances	$14,812	$16,077	1.84%	2.40%
Except for amortizing loans, interest only is paid on a quarterly basis.
The aggregate amount of future principal payments required on these borrowings at December 31, 2014 is as follows:

Years Ending December 31,
(Dollars in thousands)
2015	$10,317
2016	332
2017	348
2018	365
2019	383
Thereafter	3,067
$14,812
The Bank is a member of the FHLB of Pittsburgh and, as such, can take advantage of the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances, lines and letters of credit from the FHLB are collateralized by first mortgage loans and securities. Collateral for all outstanding advances, lines and letters of credit consisted of certain securities, 1-4 family mortgage loans and other real estate secured loans totaling $526,683,000 at December 31, 2014. The Bank had additional availability of $278,002,000 at the FHLB on December 31, 2014 based on qualifying collateral.
The Bank has available lines of credit with two correspondent banks totaling $30,000,000, at December 31, 2014. The lines of credit are unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under these lines of credit at December 31, 2014 and 2013.
The Company has $150,000 in letters of credit outstanding with the FHLB in favor of third parties utilized for general banking purposes.
NOTE 14. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2014, approximately 663,000 shares were available to be issued under the plan.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.
The Company and the Bank’s actual capital ratios as of December 31, 2014 and December 31, 2013 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$119,713	16.8%	$56,859	8.0%	n/a	n/a
Orrstown Bank	118,540	16.7%	56,835	8.0%	$71,043	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	110,750	15.6%	28,429	4.0%	n/a	n/a
Orrstown Bank	109,581	15.4%	28,417	4.0%	42,626	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	110,750	9.5%	46,496	4.0%	n/a	n/a
Orrstown Bank	109,581	9.4%	46,518	4.0%	58,148	5.0%
December 31, 2013
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$104,637	15.0%	$55,926	8.0%	n/a	n/a
Orrstown Bank	102,806	14.7%	55,893	8.0%	$69,866	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	95,741	13.7%	27,963	4.0%	n/a	n/a
Orrstown Bank	93,915	13.4%	27,947	4.0%	41,920	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	95,741	8.1%	47,058	4.0%	n/a	n/a
Orrstown Bank	93,915	8.0%	47,077	4.0%	58,846	5.0%
On March 22, 2012, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Philadelphia (the “Written Agreement”) and the Bank entered into a Consent Order with the Pennsylvania Department of Banking, now the Pennsylvania Department of Banking and Securities (“PDB”). On April 21, 2014, the PDB terminated its Consent Order, which was replaced with a Memorandum of Understanding (“MOU”) by and between the Bank and the PDB. On February 6, 2015, the Bank was released from the MOU, thereby terminating all enforcement actions imposed on the Bank by the PDB.
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
The Company and the Bank have developed and continue to implement strategies and action plans with the intention of meeting the requirements of the Written Agreement. As part of its efforts on complying with the terms of the Written Agreement, the Bank has filed a capital plan with the Federal Reserve Bank.
The Written Agreement will continue until terminated by the Federal Reserve Bank.

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
In October 2011, the Company announced it had discontinued its quarterly dividend. Due to the regulatory restrictions included in the Written Agreement, the Company is restricted from paying any dividends or repurchasing any stock without prior regulatory approval.
Under current FRB regulations, the Bank is limited to the amounts it may loan to its affiliates, including the Company. Covered transactions, including loans, with a single affiliate, may not exceed 10% of the Bank’s total capital plus its excess allowance for loan losses, and the aggregate of all covered transactions with all affiliates may not exceed 20%, of the Bank’s subsidiary and surplus (as defined by regulation). At December 31, 2014, the maximum amount the Bank has available to loan the Company is approximately $12,481,000.
NOTE 16. EARNINGS PER SHARE
Earnings (loss) per share for the years ended December 31, were as follows:

(In thousands, except per share data)	2014	2013	2012

Net income (loss)	$29,142	$10,004	$(38,454)
Weighted average shares outstanding	8,110	8,093	8,066
Impact of common stock equivalents	6	0	0
Weighted average shares outstanding (diluted)	8,116	8,093	8,066
Per share information:
Basic earnings (loss) per share	$3.59	$1.24	$(4.77)
Diluted earnings (loss) per share	3.59	1.24	(4.77)
Stock options of 178,000, 207,000 and 274,000 for the years ended December 31, 2014, 2013 and 2012 have been excluded from diluted earnings per share calculations, as their exercise would have been anti-dilutive, as the exercise price exceeded the average market price or the Company was in a net loss for the period. The common stock equivalents in 2014 are related to restricted stock awards.

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

	Contract or Notional Amount
(Dollars in thousands)	2014	2013
Commitments to fund:
Revolving, open ended home equity loans	$100,897	$86,253
1-4 family residential construction loans	2,463	2,657
Commercial real estate, construction and land development loans	11,682	2,961
Commercial, industrial and other loans	71,483	45,629
Standby letters of credit	7,309	6,267
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of December 31, 2014 and 2013, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $485,000 and $529,000 at December 31, 2014 and 2013 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the year ended December 31, 2014, 2013 and 2012, ($44,000), ($54,000) and $(199,000) was charged to other noninterest expense for this exposure.
The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The total outstanding balance of loans sold under the MPF Program was $51,773,000 and $61,862,000 at December 31, 2014 and 2013, with limited recourse back to the Company on these loans of $8,508,000 and $8,508,000 at December 31, 2014 and 2013. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. For the years ended December 31, 2014, 2013, and 2012, the Company foreclosed or is in the process of foreclosing on loans sold under the MPF program, with a resulting charge of $71,000, $20,000 and $22,000 to other expenses representing an estimate of the Company’s losses under its recourse exposure.
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
The Company had no fair value liabilities measured on a recurring basis at December 31, 2014 or 2013. A summary of assets at December 31, 2014 and 2013, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2014
Securities available for sale:
U.S. Government Agencies	$0	$23,958	$0	$23,958
States and political subdivisions	0	52,401	0	52,401
GSE residential mortgage-backed securities	0	175,596	0	175,596
GSE residential collateralized mortgage obligations (CMOs)	0	58,705	0	58,705
GSE commercial CMOs	0	65,472	0	65,472
Total debt securities	0	376,132	0	376,132
Equity securities – financial services	0	67	0	67
Total securities	$0	$376,199	$0	$376,199
December 31, 2013
Securities available for sale:
U.S. Government Agencies	$0	$25,451	$0	$25,451
U.S. Government Sponsored Enterprises (GSE)	0	13,714	0	13,714
States and political subdivisions	0	71,544	0	71,544
GSE residential mortgage-backed securities	0	198,619	0	198,619
GSE residential collateralized mortgage obligations (CMOs)	0	40,532	0	40,532
GSE commercial CMOs	0	57,014	0	57,014
Total debt securities	0	406,874	0	406,874
Equity securities – financial services	0	69	0	69
Total securities	$0	$406,943	$0	$406,943
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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing troubled debt restructurings. For collateral dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). For discounted cash flow impairment measurement on residential mortgage loans, the Company discounts cash flows on a particular credit, utilizing a market rate of interest that adequately reflects the terms and conditions of the note, and the credit risk associated with it. Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of operations. Specific allocations to the allowance for loan losses or partial charge-offs were $4,352,000 and $3,238,000 at December 31, 2014 and 2013.
Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at December 31, 2014 and 2013 was $581,000 and $411,000.

A summary of assets at December 31 measured at fair value on a nonrecurring basis is as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2014
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$1,228	$1,228
Non-owner occupied	0	0	192	192
Multi-family	0	0	92	92
Non-owner occupied residential	0	0	937	937
Acquisition and development:
Commercial and land development	0	0	117	117
Commercial and industrial	0	0	29	29
Residential mortgage:
First lien	0	0	2,022	2,022
Home equity - Lines of credit	0	0	229	229
Installment and other loans	0	0	13	13
Total impaired loans	$0	$0	$4,859	$4,859

Foreclosed real estate
Residential	$0	$0	$217	$217
Commercial and land development	0	0	569	569
Total foreclosed real estate	$0	$0	$786	$786
December 31, 2013
Impaired loans
Commercial real estate:
Owner-occupied	$0	$0	$1,031	$1,031
Non-owner occupied	0	0	694	694
Multi-family	0	0	322	322
Non-owner occupied residential	0	0	1,662	1,662
Acquisition and development:
Commercial and land development	0	0	51	51
Commercial and industrial	0	0	592	592
Residential mortgage:
First lien	0	0	599	599
Total impaired loans	$0	$0	$4,951	$4,951

Foreclosed real estate
Residential	$0	$0	$208	$208
Commercial and land development	0	0	350	350
Total foreclosed real estate	$0	$0	$558	$558

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2014
Impaired loans	$4,859	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount
Foreclosed real estate	786	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 5% discount
			Management adjustments for liquidation expenses	6% - 18% discount
December 31, 2013
Impaired loans	$4,951	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount
Foreclosed real estate	558	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount
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
Short-Term Borrowings
The carrying amounts of federal funds purchased, borrowings under Repurchase Agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements.
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
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at December 31:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Financial Assets
Cash and due from banks	$18,174	$18,174	$18,174	$0	$0
Interest bearing deposits with banks	13,235	13,235	13,235	0	0
Restricted investments in bank stock	8,350	n/a	n/a	n/a	n/a
Securities available for sale	376,199	376,199	0	376,199	0
Loans held for sale	3,159	3,249	0	3,249	0
Loans, net of allowance for loan losses	690,199	697,506	0	0	697,506
Accrued interest receivable	3,097	3,097	0	1,593	1,504
Mortgage servicing rights	2,684	2,785	0	0	2,785
Financial Liabilities
Deposits	949,704	950,667	0	950,667	0
Short-term borrowings	86,742	86,742	0	86,742	0
Long-term debt	14,812	15,610	0	15,610	0
Accrued interest payable	273	273	0	273	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2013
Financial Assets
Cash and due from banks	$12,995	$12,995	$12,995	$0	$0
Interest bearing deposits with banks	24,565	24,565	24,565	0	0
Restricted investments in bank stock	9,921	n/a	n/a	n/a	n/a
Securities available for sale	406,943	406,943	0	406,943	0
Loans held for sale	1,936	1,936	0	1,936	0
Loans, net of allowance for loan losses	650,072	655,122	0	0	655,122
Accrued interest receivable	3,400	3,400	0	1,902	1,498
Mortgage servicing rights	2,806	3,090	0	0	3,090
Financial Liabilities
Deposits	1,000,390	1,002,235	0	1,002,235	0
Short-term borrowings	59,032	59,032	0	59,032	0
Long-term debt	16,077	16,645	0	16,645	0
Accrued interest payable	333	333	0	333	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 19. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
The following are the condensed balance sheets, statements of income, statement of comprehensive income (loss) and statements of cash flows for the parent company, as of or for the years ended December 31:
Balance Sheet

(Dollars in thousands)	2014	2013
Assets
Cash in Orrstown Bank	$389	$1,504
Securities available for sale	67	69
Investment in Orrstown Bank	126,084	89,601
Other assets	797	369
Total assets	$127,337	$91,543

Liabilities	$72	$104
Shareholders’ Equity
Common stock	430	422
Additional paid-in capital	123,392	123,105
Retained earnings	1,887	(27,255)
Accumulated other comprehensive income	1,576	(4,813)
Treasury stock	(20)	(20)
Total shareholders’ equity	127,265	91,439
Total liabilities and shareholders’ equity	$127,337	$91,543
Statements of Operations

(Dollars in thousands)	2014	2013	2012
Income
Other interest and dividend income	$2	$5	$28
Other income	70	46	58
Gains (losses) on sale of securities	0	0	(101)
Total income (loss)	72	51	(15)
Expenses
Share-based compensation	17	129	23
Management fee to Bank	277	173	34
Other expenses	1,042	1,241	1,142
Total expenses	1,336	1,543	1,199
Income (loss) before income taxes and equity (loss) in undistributed income (loss) of subsidiary	(1,264)	(1,492)	(1,214)
Income tax benefit	(474)	(477)	(247)
Income (loss) before equity in undistributed income (loss) of subsidiary	(790)	(1,015)	(967)
Equity in undistributed income (loss) of bank subsidiary	29,932	11,019	(37,487)
Net income (loss)	$29,142	$10,004	$(38,454)

Statements of Comprehensive Income (Loss)

(Dollars in thousands)	2014	2013	2012

Income (loss) before equity in undistributed income (loss) of subsidiary	$(790)	$(1,015)	$(967)
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax	(1)	0	41
Reclassification adjustment for (gains) losses realized in net income (loss), net of tax	0	0	66
Total other comprehensive income (loss)	(1)	0	107
Comprehensive income (loss) before equity in undistributed income (loss) and other comprehensive income of subsidiary	(791)	(1,015)	(860)
Equity in undistributed income (loss) and other comprehensive income of subsidiary	36,322	4,378	(39,855)
Total comprehensive income (loss)	$35,531	$3,363	$(40,715)
Statements of Cash Flows

(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$29,142	$10,004	$(38,454)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Deferred income taxes	(25)	0	0
Gains on affiliate dissolution	(54)	0	0
Losses on sale of investment securities	0	0	101
Equity in undistributed (income) loss of bank subsidiary	(29,932)	(11,019)	37,487
Share-based compensation	17	129	23
Net change in other liabilities	(26)	62	35
Other, net	(270)	(182)	210
Net cash used in operating activities	(1,148)	(1,006)	(598)
Cash flows from investing activities:
Sales of securities available for sale	0	0	1,109
Maturities of available for sale securities	0	0	1,895
Investment in bank subsidiary	(161)	0	(4,000)
Other	89	0	0
Net cash used in investing activities	(72)	0	(996)
Cash flows from financing activities:
Dividends paid	0	0	0
Proceeds from issuance of common stock	105	253	189
Net cash provided by financing activities	105	253	189
Net decrease in cash	(1,115)	(753)	(1,405)
Cash, beginning balance	1,504	2,257	3,662
Cash, ending balance	$389	$1,504	$2,257

NOTE 20 – CONTINGENCIES
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
The matter is currently progressing through the legal process. The Orrstown Defendants believe that the allegations in the amended complaint are without merit and intend to defend themselves vigorously against those claims. Considering that no ruling has been made on the motions to dismiss, discovery in the proceeding remains stayed and class certification has not been granted, it is not possible to estimate reasonably possible losses, or even a range of reasonably possible losses, at this time in connection with SEPTA's putative class action complaint.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 16, 2014, the Company dismissed Smith Elliott Kearns & Company, LLC as the Company’s independent registered public accounting firm and engaged Crowe Horwath LLP as the Company’s new independent registered public accounting firm. The appointment of Crowe Horwath LLP and the dismissal of Smith Elliott Kearns & Company, LLC were approved by the Audit Committee of the Company’s Board of Directors. The financial statements for the fiscal years ended December 31, 2013 and 2012 were audited by Smith Elliott Kearns & Company, LLC. The reports of Smith Elliott Kearns & Company, LLC on the Company’s consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years and the subsequent interim period preceding the dismissal of Smith Elliott Kearns & Company, LLC, there were no disagreements or reportable events between the Company and Smith Elliott Kearns & Company, LLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Smith Elliott Kearns & Company, LLC, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports.

ITEM 9A – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of December 31, 2014, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(a) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting for December 31, 2014, is included in Item 8 of this Form 10-K and is incorporated by reference into this Item 9A. The audit report of the registered public accounting firm on internal control over financial reporting is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A.
(b) Changes in Internal Controls Over Financial Reporting:
During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
All other information required by Item 10, is incorporated, by reference, from the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Section 16(a) Beneficial Ownership Reporting Compliance and Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information as of December 31, 2014

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	129,608	$31.35	260,797
Equity compensation plan not approved by security holders (1)	18,885	30.08	0
Total	148,493	$31.19	260,797

(1)	Awards from the Non-Employee Director Stock Option Plan of 2000. Certain options granted remain outstanding from this plan, however no additional options will be granted under this plan.
All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Management.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 3 – Ratification of the Audit Committee’s Selection of Crowe Horwath, LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2015 – Relationship with Independent Registered Public Accounting Firm.

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

10.13
Agreement by and between Orrstown Financial Services, Inc., Orrstown Bank and the Federal Reserve Bank of Philadelphia dated March 22, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 22, 2012.

10.14	Form of Restricted Share Grant Agreement, issued to certain employees on August 15, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed November 7, 2014.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

23.2	Consent of Smith Elliott Kearns & Company, LLC, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
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

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 12, 2015	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2015
Thomas R. Quinn, Jr.
/s/ David P. Boyle	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2015
David P. Boyle

/s/ Douglas P. Barton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2015
Douglas P. Barton

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 12, 2015
Joel R. Zullinger

/s/ Jeffrey W. Coy	Vice Chairman of the Board and Director	March 12, 2015
Jeffrey W. Coy

/s/ Dr. Anthony F. Ceddia	Secretary of the Board and Director	March 12, 2015
Dr. Anthony F. Ceddia

/s/ Mark K. Keller	Director	March 12, 2015
Mark K. Keller

/s/ Andrea Pugh	Director	March 12, 2015
Andrea Pugh

/s/ Gregory A. Rosenberry	Director	March 12, 2015
Gregory A. Rosenberry

/s/ Eric A. Segal	Director	March 12, 2015
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 12, 2015
Glenn W. Snoke

/s/ Floyd E. Stoner	Director	March 12, 2015
Floyd E. Stoner