Form 10-Q
period 2015-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2015-05-08
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Number of shares outstanding of the registrant’s Common Stock as of May 4, 2015: 8,295,111.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$21,182	$18,174
Interest bearing deposits with banks	11,856	13,235
Cash and cash equivalents	33,038	31,409
Restricted investments in bank stock	7,678	8,350
Securities available for sale	349,827	376,199
Loans held for sale	5,177	3,159
Loans	727,753	704,946
Less: Allowance for loan losses	(14,461)	(14,747)
Net loans	713,292	690,199
Premises and equipment, net	24,325	24,800
Cash surrender value of life insurance	26,829	26,645
Intangible assets	363	414
Accrued interest receivable	3,049	3,097
Other assets	25,842	26,171
Total assets	$1,189,420	$1,190,443
Liabilities
Deposits:
Non-interest bearing	$129,593	$116,302
Interest bearing	816,163	833,402
Total deposits	945,756	949,704
Short-term borrowings	75,272	86,742
Long-term debt	24,734	14,812
Accrued interest and other liabilities	11,804	11,920
Total liabilities	1,057,566	1,063,178
Shareholders’ Equity
Preferred Stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,295,922 and 8,264,554 shares issued; 8,295,111 and 8,263,743 shares outstanding	430	430
Additional paid - in capital	123,573	123,392
Retained earnings	4,349	1,887
Accumulated other comprehensive income	3,522	1,576
Treasury stock—common, 811 shares, at cost	(20)	(20)
Total shareholders’ equity	131,854	127,265
Total liabilities and shareholders’ equity	$1,189,420	$1,190,443
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2015	March 31, 2014
Interest and dividend income
Interest and fees on loans	$7,327	$7,441
Interest and dividends on investment securities
Taxable	1,820	1,918
Tax-exempt	55	234
Short-term investments	26	8
Total interest and dividend income	9,228	9,601
Interest expense
Interest on deposits	777	956
Interest on short-term borrowings	60	33
Interest on long-term debt	76	96
Total interest expense	913	1,085
Net interest income	8,315	8,516
Provision for loan losses	0	0
Net interest income after provision for loan losses	8,315	8,516
Noninterest income
Service charges on deposit accounts	1,193	1,269
Other service charges, commissions and fees	173	188
Trust department income	1,247	1,208
Brokerage income	437	448
Mortgage banking activities	520	459
Earnings on life insurance	229	234
Other income	40	35
Investment securities gains	1,529	597
Total noninterest income	5,368	4,438
Noninterest expenses
Salaries and employee benefits	5,900	5,812
Occupancy expense	624	635
Furniture and equipment	743	836
Data processing	467	381
Automated teller and interchange fees	206	180
Advertising and bank promotions	245	425
FDIC insurance	246	464
Professional services	512	628
Collection and problem loan	96	159
Real estate owned expenses	25	27
Taxes other than income	226	158
Intangible asset amortization	51	52
Other operating expenses	1,165	1,219
Total noninterest expenses	10,506	10,976
Income before income taxes	3,177	1,978
Income tax expense	715	0
Net income	$2,462	$1,978
Per share information:
Basic earnings per share	$0.30	$0.24
Diluted earnings per share	0.30	0.24
Dividends per share	0.00	0.00
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014

Net income	$2,462	$1,978
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period	4,523	4,868
Reclassification adjustment for gains realized in net income	(1,529)	(597)
Net unrealized gains	2,994	4,271
Tax effect	(1,048)	(1,495)
Total other comprehensive income, net of tax and reclassification adjustments	1,946	2,776
Total comprehensive income	$4,408	$4,754
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended March 31, 2015 and 2014
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2014	$422	$123,105	$(27,255)	$(4,813)	$(20)	$91,439
Net income	0	0	1,978	0	0	1,978
Total other comprehensive income, net of taxes	0	0	0	2,776	0	2,776
Stock-based compensation plans:
Issuance of stock (3,348 shares), including compensation expense of $12	0	59	0	0	0	59
Issuance of stock through dividend reinvestment plan (7 shares)	0	0	0	0	0	0
Balance, March 31, 2014	$422	$123,164	$(25,277)	$(2,037)	$(20)	$96,252

Balance, January 1, 2015	$430	$123,392	$1,887	$1,576	$(20)	$127,265
Net income	0	0	2,462	0	0	2,462
Total other comprehensive income, net of taxes	0	0	0	1,946	0	1,946
Stock-based compensation plans:
Issuance of stock (31,358 shares), including compensation expense of $134	0	181	0	0	0	181
Issuance of stock through dividend reinvestment plan (10 shares)	0	0	0	0	0	0
Balance, March 31, 2015	$430	$123,573	$4,349	$3,522	$(20)	$131,854
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income	$2,462	$1,978
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	1,534	1,358
Depreciation and amortization	741	765
Stock based compensation	134	12
Net change in loans held for sale	(2,018)	(716)
Net gain on disposal of other real estate owned	(7)	0
Net loss on disposal of premises and equipment	0	46
Deferred income taxes, including valuation allowance	726	0
Investment securities gains	(1,529)	(597)
Earnings on cash surrender value of life insurance	(229)	(234)
Decrease in accrued interest receivable	48	116
Increase (decrease) in accrued interest payable and other liabilities	(116)	1,196
Other, net	(986)	80
Net cash provided by operating activities	760	4,004
Cash flows from investing activities
Proceeds from sales of available for sale securities	41,382	67,567
Maturities, repayments and calls of available for sale securities	7,838	11,205
Purchases of available for sale securities	(19,859)	(87,383)
Net redemptions of restricted investments in bank stocks	672	907
Net increase in loans	(23,842)	(4,346)
Purchases of bank premises and equipment	(126)	(649)
Proceeds from disposal of other real estate owned	253	0
Net cash provided by (used in) investing activities	6,318	(12,699)
Cash flows from financing activities
Net increase (decrease) in deposits	(3,948)	2,015
Net decrease in short term purchased funds	(11,470)	(10,211)
Proceeds from long-term debt	20,000	10,000
Payments on long-term debt	(10,078)	(359)
Dividends paid	0	0
Net proceeds from issuance of common stock	47	47
Net cash provided by (used in) financing activities	(5,449)	1,492
Net increase (decrease) in cash and cash equivalents	1,629	(7,203)
Cash and cash equivalents at beginning of period	31,409	37,560
Cash and cash equivalents at end of period	$33,038	$30,357
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$923	$1,079
Income taxes	0	0
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$745	$1,625
Security purchases not yet settled	0	12,751
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
Basis of Presentation – The unaudited consolidated financial statements of the Company and its subsidiary are presented for the three months ended March 31, 2015 and 2014 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2014 is condensed from audited year-end financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All significant intercompany transactions and accounts have been eliminated.
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
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer loans to customers in its market area. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, multi-family and hospitality, residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
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
Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of March 31, 2015 and December 31, 2014, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”) stocks.
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
Management believes no impairment charge is necessary related to the restricted investments in bank stocks as of March 31, 2015. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of March 31, 2015 is no assurance that impairment may not occur in the future.
Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of March 31, 2015 and December 31, 2014, the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
The Company had no debt securities it deemed to be other than temporarily impaired at March 31, 2015 and December 31, 2014.
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
Loans, the terms of which are modified, are classified as troubled debt restructurings ("TDRs") if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual TDRs may be restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
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
See Note 3, “Loans Receivable and Allowance for Loan Losses,” for additional details.
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At March 31, 2015 and December 31, 2014, the balance of loans serviced for others was $311,920,000 and $315,239,000.
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
Mortgage Servicing Rights – The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statement of income. If the Company determines, based on subsequent valuations, that impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings.
Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $1,431,000 and $932,000 as of March 31, 2015 and December 31, 2014 and is included in other assets.
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
Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $112,000 and $233,000 for the three months ended March 31, 2015 and 2014.
Stock Compensation Plans – The Company has stock compensation plans that cover employees and non-employee directors. Stock compensation accounting guidance (FASB ASC 718, Compensation – Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock award, including a Black-Scholes model for stock options. Compensation cost for all stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period.
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
Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is limited to unrealized gains on securities available for sale for all years presented.

The component of accumulated other comprehensive income, net of taxes, at March 31, 2015 and December 31, 2014 consisted of unrealized gains on securities available for sale and totaled $3,522,000 and $1,576,000.
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
Reclassification – Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation.
Recent Accounting Pronouncements – In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-1, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-1 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-1 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-1 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company anticipates it will use the proportional amortization in future projects it enters into. However the existing projects did not qualify for this approach, and as such, the adoption of this ASU did not have a significant impact on the Company’s financial statements.
In January 2014, the FASB issued ASU 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-4 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-4 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in ASU 2014-4 using either a modified retrospective transition method or a prospective transition method. The adoption of ASU 2014-4 did not have a significant impact on the Company’s operating results or financial condition.
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
In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not have a significant impact on the Company’s operating results or financial condition.
In August 2014, FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. ASU 2014-14 amends existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before the foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance, including principal and interest, expected to be recovered from the guarantor. These amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted if the amendments under ASU 2014-04, have been adopted. The amendments may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. A reporting entity must apply the same method of transition as elected under ASU 2014-04. The Company’s adoption of this standard on January 1, 2015 did not have a significant impact on the Company’s operating results or financial condition.

NOTE 2. SECURITIES AVAILABLE FOR SALE
At March 31, 2015 and December 31, 2014, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at March 31, 2015 and December 31, 2014 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
U.S. Government Agencies	$28,282	$97	$29	$28,350
States and political subdivisions	57,826	1,046	393	58,479
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	158,610	2,599	0	161,209
GSE residential collateralized mortgage obligations (CMOs)	30,071	492	85	30,478
GSE commercial CMOs	69,570	1,742	69	71,243
Total debt securities	344,359	5,976	576	349,759
Equity securities	50	18	0	68
Totals	$344,409	$5,994	$576	$349,827
December 31, 2014
U.S. Government Agencies	$23,910	$71	$23	$23,958
States and political subdivisions	52,578	819	996	52,401
GSE residential mortgage-backed securities	174,220	1,573	197	175,596
GSE residential CMOs	57,976	857	128	58,705
GSE commercial CMOs	65,041	1,017	586	65,472
Total debt securities	373,725	4,337	1,930	376,132
Equity securities	50	17	0	67
Totals	$373,775	$4,354	$1,930	$376,199

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
U.S. Government Agencies	$10,726	$26	$3,546	$3	$14,272	$29
States and political subdivisions	8,834	22	14,426	371	23,260	393
GSE residential collateralized mortgage obligations (CMOs)	3,321	29	5,449	56	8,770	85
GSE commercial CMOs	24,638	69	0	0	24,638	69
Total temporarily impaired securities	$47,519	$146	$23,421	$430	$70,940	$576
December 31, 2014
U.S. Government Agencies	$0	$0	$9,012	$23	$9,012	$23
States and political subdivisions	0	0	35,833	996	35,833	996
GSE residential mortgage-backed securities	65,474	197	0	0	65,474	197
GSE residential CMOs	11,930	128	0	0	11,930	128
GSE commercial CMOs	0	0	29,969	586	29,969	586
Total temporarily impaired securities	$77,404	$325	$74,814	$1,605	$152,218	$1,930

The Company had 23 securities and 37 securities at March 31, 2015 and December 31, 2014 in which the amortized cost exceed their values, as discussed below.
U.S. Agencies and Government Sponsored Enterprises (GSE). Thirteen U.S. Agencies and GSE securities, including mortgage-backed securities and collateralized mortgage obligations, have amortized costs which exceed their fair values, 8 of which are in the less than 12 months category at March 31, 2015. At December 31, 2014, the Company had 21 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations with unrealized losses, 13 GSE securities have amortized costs which exceed their fair values for less than 12 months, and eight have amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates or widening of spreads from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value basis of the investments. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015 or at December 31, 2014.
State and Political Subdivisions. Ten state and political subdivision securities have amortized costs which exceeded their fair values, 5 of which are in the less than 12 months category at March 31, 2015. At December 31, 2014, 16 state and political subdivision securities have an amortized cost which exceeds their fair value for more than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015 or at December 31, 2014.
The amortized cost and fair values of securities available for sale at March 31, 2015 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	875	918
Due after five years through ten years	37,787	38,272
Due after ten years	47,446	47,639
Mortgage-backed securities and collateralized mortgage obligations	258,251	262,930
Total debt securities	344,359	349,759
Equity securities	50	68
	$344,409	$349,827
Gross gains on the sales of securities were $1,553,000 and $646,000 for the three months ended March 31, 2015 and 2014. Gross losses on securities available for sale were $24,000 and $49,000 for the three months ended March 31, 2015 and 2014.
Securities with a fair value of $244,614,000 and $261,034,000 at March 31, 2015 and December 31, 2014 were pledged to secure public funds and for other purposes as required or permitted by law.

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
The loan portfolio, excluding residential loans held for sale, broken out by classes, as of March 31, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial real estate:
Owner-occupied	$111,399	$100,859
Non-owner occupied	150,921	144,301
Multi-family	28,943	27,531
Non-owner occupied residential	48,806	49,315
Acquisition and development:
1-4 family residential construction	5,883	5,924
Commercial and land development	26,239	24,237
Commercial and industrial	48,742	48,995
Municipal	60,661	61,191
Residential mortgage:
First lien	125,752	126,491
Home equity - term	19,912	20,845
Home equity - lines of credit	94,623	89,366
Installment and other loans	5,872	5,891
	$727,753	$704,946

In order to monitor ongoing risk associated with its loan portfolio and specific loans within the segments, management uses an internal grading system. The first several rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including special mention, substandard, doubtful or loss. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard”

loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “Doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or have ceased business operations. Once a loan is classified as “Loss,” there is little prospect of collecting the loan’s principal or interest and it is generally written off.
The Bank has a loan review policy and program which is designed to identify and manage risk in the lending function. The Enterprise Risk Management (“ERM”) Committee, comprised of senior officers and credit department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the “Pass” categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $1,000,000, which includes confirmation of risk rating by the Credit Administration department. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the ERM Committee on a quarterly basis, with reaffirmation of the rating as approved by the Bank’s Problem Loan Committee.

The following summarizes the Bank’s ratings based on its internal risk rating system as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2015
Commercial real estate:
Owner-occupied	$100,189	$2,529	$5,457	$3,224	$0	$111,399
Non-owner occupied	128,162	13,700	7,424	414	1,221	150,921
Multi-family	25,547	1,367	1,308	721	0	28,943
Non-owner occupied residential	43,174	2,870	1,800	962	0	48,806
Acquisition and development:
1-4 family residential construction	5,883	0	0	0	0	5,883
Commercial and land development	24,352	230	1,319	338	0	26,239
Commercial and industrial	43,679	958	1,889	2,216	0	48,742
Municipal	60,661	0	0	0	0	60,661
Residential mortgage:
First lien	120,619	0	0	5,133	0	125,752
Home equity - term	19,751	0	0	161	0	19,912
Home equity - lines of credit	93,272	654	127	570	0	94,623
Installment and other loans	5,848	0	0	24	0	5,872
	$671,137	$22,308	$19,324	$13,763	$1,221	$727,753
December 31, 2014
Commercial real estate:
Owner-occupied	$89,815	$2,686	$5,070	$3,288	$0	$100,859
Non-owner occupied	120,829	20,661	1,131	1,680	0	144,301
Multi-family	24,803	1,086	1,322	320	0	27,531
Non-owner occupied residential	43,020	2,968	1,827	1,500	0	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	5,924
Commercial and land development	22,261	233	1,333	410	0	24,237
Commercial and industrial	43,794	850	1,914	2,437	0	48,995
Municipal	61,191	0	0	0	0	61,191
Residential mortgage:
First lien	121,160	9	0	5,290	32	126,491
Home equity - term	20,775	0	0	70	0	20,845
Home equity - lines of credit	88,164	630	93	479	0	89,366
Installment and other loans	5,865	0	0	26	0	5,891
	$647,601	$29,123	$12,690	$15,500	$32	$704,946
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
As of March 31, 2015 and December 31, 2014, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as TDRs but that are still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
According to policy, updated appraisals are required annually for classified loans in excess of $250,000. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.
Generally impaired loans secured by real estate are measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

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
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2015 and December 31, 2014. The recorded investment in loans excludes accrued interest receivable due to insignificance. Allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2015
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,224	$4,548
Non-owner occupied	1,221	1,326	487	415	2,073
Multi-family	408	408	166	313	352
Non-owner occupied residential	0	0	0	962	1,276
Acquisition and development:
Commercial and land development	0	0	0	338	1,024
Commercial and industrial	0	0	0	2,216	2,307
Residential mortgage:
First lien	1,241	1,289	142	3,892	4,379
Home equity - term	0	0	0	160	163
Home equity - lines of credit	0	0	0	570	772
Installment and other loans	12	12	12	12	36
	$2,882	$3,035	$807	$12,102	$16,930
December 31, 2014
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,288	$4,558
Non-owner occupied	0	0	0	1,680	3,420
Multi-family	0	0	0	320	356
Non-owner occupied residential	198	203	2	1,302	1,570
Acquisition and development:
Commercial and land development	0	0	0	410	1,077
Commercial and industrial	0	0	0	2,437	2,500
Residential mortgage:
First lien	982	982	149	4,340	4,968
Home equity - term	0	0	0	70	71
Home equity - lines of credit	24	40	24	455	655
Installment and other loans	13	13	13	13	36
	$1,217	$1,238	$188	$14,315	$19,211

The following table summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired, generally on a cash basis, for the three months ended March 31, 2015 and 2014:

	2015		2014
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$3,159	$0	$4,249	$10
Non-owner occupied	1,658	0	7,049	4
Multi-family	521	0	371	1
Non-owner occupied residential	1,303	0	3,300	8
Acquisition and development:
Commercial and land development	392	2	2,288	2
Commercial and industrial	2,346	0	2,088	3
Residential mortgage:
First lien	5,241	9	3,364	1
Home equity - term	93	0	108	0
Home equity - lines of credit	512	0	121	0
Installment and other loans	25	0	0	0
	$15,250	$11	$22,938	$29

The following table presents impaired loans that are TDRs, with the recorded investment as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Acquisition and development:
Commercial and land development	1	$287	1	$287
Residential mortgage:
First lien	8	809	8	813
	9	1,096	9	1,100
Nonaccruing:
Residential mortgage:
First lien	14	1,652	13	1,715
Installment and other loans	1	12	1	13
	15	1,664	14	1,728
	24	$2,760	23	$2,828
The loans presented above were considered TDRs as the result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest only status, or a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For TDRs in default of their modified terms, impairment is generally determined on a collateral-dependent approach, except for accruing residential mortgage TDRs, which are generally on the discounted cash flow approach.

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the three months ended March 31, 2015 and 2014:

	2015			2014
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended March 31,
Residential mortgage:
First lien	1	$59	$59	0	$0	$0
	1	$59	$59	0	$0	$0
The following table presents restructured loans, included in nonaccrual status, that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2015 and 2014:

	2015		2014
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended March 31,
Residential mortgage:
First lien	5	$323	0	$0
	5	$323	0	$0
No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2015 and December 31, 2014:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2015
Commercial real estate:
Owner-occupied	$108,175	$0	$0	$0	$0	$3,224	$111,399
Non-owner occupied	149,212	73	0	0	73	1,636	150,921
Multi-family	28,222	0	0	0	0	721	28,943
Non-owner occupied residential	47,799	0	45	0	45	962	48,806
Acquisition and development:
1-4 family residential construction	5,883	0	0	0	0	0	5,883
Commercial and land development	26,158	30	0	0	30	51	26,239
Commercial and industrial	46,526	0	0	0	0	2,216	48,742
Municipal	60,661	0	0	0	0	0	60,661
Residential mortgage:
First lien	120,451	930	47	0	977	4,324	125,752
Home equity - term	19,543	209	0	0	209	160	19,912
Home equity - lines of credit	93,769	284	0	0	284	570	94,623
Installment and other loans	5,835	13	0	0	13	24	5,872
	$712,234	$1,539	$92	$0	$1,631	$13,888	$727,753
December 31, 2014
Commercial real estate:
Owner-occupied	$97,571	$0	$0	$0	$0	$3,288	$100,859
Non-owner occupied	142,621	0	0	0	0	1,680	144,301
Multi-family	27,211	0	0	0	0	320	27,531
Non-owner occupied residential	47,706	109	0	0	109	1,500	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	0	5,924
Commercial and land development	24,114	0	0	0	0	123	24,237
Commercial and industrial	46,558	0	0	0	0	2,437	48,995
Municipal	61,191	0	0	0	0	0	61,191
Residential mortgage:
First lien	120,806	776	400	0	1,176	4,509	126,491
Home equity - term	20,640	135	0	0	135	70	20,845
Home equity - lines of credit	88,745	142	0	0	142	479	89,366
Installment and other loans	5,815	41	9	0	50	26	5,891
	$688,902	$1,203	$409	$0	$1,612	$14,432	$704,946
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
In connection with its quarterly evaluation of the adequacy of the allowance for loan losses, management continually reviews its methodology to determine if it continues to properly address the risk in the loan portfolio. For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. In addition, an adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the Allowance for Loan and Lease Loss methodology.
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
In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of March 31, 2015 and December 31, 2014, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:
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

Activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(63)	(87)	(137)	(62)	(349)	494	15	509	(160)	0
Charge-offs	(66)	(22)	(26)	0	(114)	(201)	(20)	(221)	0	(335)
Recoveries	13	0	22	0	35	12	2	14	0	49
Balance, end of period	$9,346	$588	$665	$121	$10,720	$2,567	$116	$2,683	$1,058	$14,461
March 31, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	738	(196)	60	0	602	(481)	44	(437)	(165)	0
Charge-offs	(259)	0	(9)	0	(268)	(193)	(67)	(260)	0	(528)
Recoveries	25	0	4	0	29	6	25	31	0	60
Balance, end of period	$13,719	$474	$919	$244	$15,356	$3,112	$126	$3,238	$1,903	$20,497
The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation for each at March 31, 2015 and December 31, 2014:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2015
Loans allocated by:
Individually evaluated for impairment	$6,542	$338	$2,216	$0	$9,096	$5,864	$24	$5,888	$0	$14,984
Collectively evaluated for impairment	333,527	31,784	46,526	60,661	472,498	234,423	5,848	240,271	0	712,769
	$340,069	$32,122	$48,742	$60,661	$481,594	$240,287	$5,872	$246,159	$0	$727,753
Allowance for loan losses allocated by:
Individually evaluated for impairment	$653	$0	$0	$0	$653	$142	$12	$154	$0	$807
Collectively evaluated for impairment	8,693	588	665	121	10,067	2,425	104	2,529	1,058	13,654
	$9,346	$588	$665	$121	$10,720	$2,567	$116	$2,683	$1,058	$14,461
December 31, 2014
Loans allocated by:
Individually evaluated for impairment	$6,788	$410	$2,437	$0	$9,635	$5,871	$26	$5,897	$0	$15,532
Collectively evaluated for impairment	315,218	29,751	46,558	61,191	452,718	230,831	5,865	236,696	0	689,414
	$322,006	$30,161	$48,995	$61,191	$462,353	$236,702	$5,891	$242,593	$0	$704,946
Allowance for loan losses allocated by:
Individually evaluated for impairment	$2	$0	$0	$0	$2	$173	$13	$186	$0	$188
Collectively evaluated for impairment	9,460	697	806	183	11,146	2,089	106	2,195	1,218	14,559
	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is generally no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2011.
The components of income tax expense for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Current year provision:
Federal	$(15)	$0
State	4	0
	(11)	0
Deferred tax expense
Federal	720	253
State	6	2
	726	255
Change in valuation allowance on deferred taxes	0	(255)
Net federal income tax expense (benefit)	$715	$0
The provision for income taxes includes $535,000 and $209,000 of applicable income tax expense related to net security gains for the three months ended March 31, 2015 and 2014.
The components of the net deferred tax asset, included in other assets, are as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$5,284	$5,424
Deferred compensation	530	528
Retirement plans and salary continuation	1,724	1,695
Share-based compensation	147	102
Off balance sheet reserves	195	205
Nonaccrual loan interest	351	210
Goodwill	146	154
Bonus Accrual	210	396
Low income housing credit carryforward	1,405	1,322
Alternative minimum tax credit carryforward	1,331	1,291
Charitable contribution carryforward	188	209
Net operating loss carryforward	5,829	6,606
Other	228	237
Total deferred tax assets	17,568	18,379
Deferred tax liabilities:
Depreciation	888	955
Net unrealized gains on securities available for sale	1,896	848
Mortgage servicing rights	606	606
Purchase accounting adjustments	402	421
Other	175	174
Total deferred tax liabilities	3,967	3,004
Net deferred tax asset	$13,601	$15,375

The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
As of March 31, 2015, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2020, 2035 and 2032, respectively.
In assessing whether or not some or all of our deferred tax asset is more likely than not to be realized in the future, management considers all positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operating results. Based upon our evaluation of both positive and negative evidence, a full valuation on the net deferred tax assets was established as of September 30, 2012. Specifically, it was felt at that time that the negative evidence, which included recent cumulative history of operating losses, deterioration in asset quality and resulting impact on profitability, and that we had exhausted our carryback availability, outweighed the positive evidence, and the reserve was established.
Each subsequent quarter-end, the Company continued to weigh both positive and negative evidence and re-analyzed its position that a valuation allowance was required. At December 31, 2014, management noted the Company’s profitable operations over the past nine quarters, improvements in asset quality, strengthened capital position, reduced regulatory risk, as well as improvement in economic conditions. Based on this analysis, management determined that a full valuation allowance was no longer necessary, and the full amount of the valuation allowance was recaptured as of December 31, 2014. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred tax assets would be realized, and recaptured the full valuation allowance at December 31, 2014. As a result of the recapture of the valuation allowance at December 31, 2014, the Company began recording income tax expense.
NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans, the purpose of which are to provide officers, employees, and non-employee members of the Board of Directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of March 31, 2015, 195,394 shares were available to be issued under the Plan.
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
A roll forward of the Company’s nonvested restricted shares for the three months ended March 31, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	155,500	$15.52
Granted	28,394	17.20
Nonvested shares, at period end	183,894	$15.78
For the three months ended March 31, 2015 and 2014, $131,000 and $4,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $46,000 and $1,000 for the respective periods. As of March 31, 2015 and December 31, 2014, the unrecognized compensation expense related to the stock awards were $2,322,000 and $1,982,000. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 4.0 years.

A roll forward of the Company’s outstanding stock options for the three months ended March 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	148,193	$31.18
Forfeited	(18,413)	31.73
Expired	0	0.00
Options outstanding and exercisable, at year end	129,780	$31.10
The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at March 31, 2015 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	37,024	5.18	$21.46
$25.00 - $29.99	2,792	5.00	25.76
$30.00 - $34.99	39,620	2.51	31.28
$35.00 - $39.99	25,145	2.08	36.57
$40.00 - $40.14	25,199	0.22	40.14
$21.14 - $40.14	129,780	2.80	$31.10

The options outstanding and exercisable had no intrinsic value at March 31, 2015 and December 31, 2014 as each exercise price exceeded the market value.
The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries an opportunity to purchase stock of the Company. Under the employee stock purchase plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, up to the IRS limit, at the lower of 95% (85% prior to August 31, 2014) of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock, after making adjustments for stock dividends and a stock split, to be issued under the employee stock purchase plan. As of March 31, 2015, 195,679 shares were available to be issued under the employee stock purchase plan. Employees purchased 2,964 and 3,348 shares at a weighted average price of $15.74 and $13.92 for the three months ended March 31, 2015 and 2014. Compensation expense recognized on the employee stock purchase plan totaled $3,000 and $8,000 for the three months ended March 31, 2015 and 2014.
The Company uses a combination of issuing new shares or treasury shares to meet stock compensation exercises depending on market conditions.

NOTE 6. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
On January 8, 2013, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "Commission") that provides for the issuance of up to an aggregate of $80,000,000 worth of common stock, preferred stock, and warrants. To date, the Company has not issued any securities under this shelf registration statement.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2015 and December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.
Effective January 1, 2015, the Company and Bank became subject to the final rules previously approved by the FRB establishing a new comprehensive capital framework for U.S. banking organizations, including community banks (the "Basel III Capital Rules"), which substantially revised the risk-based capital requirements in comparison to the existing U.S. risk-based capital rules which were in effect through December 31, 2014. The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) increased the minimum requirements for Tier 1 Capital ratio as well as the minimum to be considered well capitalized under prompt corrective action; (iii) and introduced the "capital conservation buffer”, designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
As of March 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s actual capital ratios as of March 31, 2015, under the new Basel III Capital Rules, and December 31, 2014, under the previous U.S. risk based capital rules, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$135,008	16.8%	$64,192	8.0%	n/a	n/a
Orrstown Bank	132,893	16.6%	64,161	8.0%	$80,202	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	124,847	15.6%	48,144	6.0%	n/a	n/a
Orrstown Bank	122,748	15.3%	48,121	6.0%	64,161	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	124,847	15.6%	36,108	4.5%	n/a	n/a
Orrstown Bank	122,748	15.3%	36,091	4.5%	52,131	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	124,847	10.6%	47,110	4.0%	n/a	n/a
Orrstown Bank	122,748	10.4%	47,169	4.0%	58,961	5.0%
December 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$119,713	16.8%	$56,859	8.0%	n/a	n/a
Orrstown Bank	118,540	16.7%	56,835	8.0%	$71,043	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	110,750	15.6%	28,429	4.0%	n/a	n/a
Orrstown Bank	109,581	15.4%	28,417	4.0%	42,626	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	110,750	9.5%	46,496	4.0%	n/a	n/a
Orrstown Bank	109,581	9.4%	46,518	4.0%	58,148	5.0%

On April 2, 2015, the Federal Reserve Bank of Philadelphia terminated the Written Agreement that it originally entered into with the Company and the Bank on March 22, 2012, thereby terminating all of its enforcement actions against the Company and the Bank. On February 6, 2015, the Bank was released from the Memorandum of Understanding by and between the Bank and the Pennsylvania Department of Banking and Securities ("PDB"), thereby terminating all of the PDB's enforcement actions against the Bank.

NOTE 7. EARNINGS PER SHARE
Earnings per share for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014

Net income	$2,462	$1,978
Weighted average shares outstanding (basic)	8,110	8,108
Impact of common stock equivalents	24	0
Weighted average shares outstanding (diluted)	8,134	8,108
Per share information:
Basic earnings per share	$0.30	$0.24
Diluted earnings per share	0.30	0.24
Stock options amounting to 130,000 and 206,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2015 and 2014 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
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

	Contract or Notional Amount
(Dollars in thousands)	March 31, 2015	December 31, 2014
Commitments to fund:
Revolving, open ended home equity loans	$105,791	$100,897
1-4 family residential construction loans	4,751	2,463
Commercial real estate, construction and land development loans	13,432	11,682
Commercial, industrial and other loans	68,508	71,483
Standby letters of credit	6,888	7,309
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of March 31, 2015 and December 31, 2014, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $417,000 and $485,000 at March 31, 2015 and December 31, 2014 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended March 31, 2015 and 2014, the amount expensed (recovered) was $(68,000) and $(70,000).
The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program with limited recourse was $49,189,000 and $51,773,000 at March 31, 2015 and December 31, 2014, with limited recourse back to the Company on these loans of $8,379,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF Program or recovering amounts previously charged off, with a resulting net charge of $40,000 and $17,000 for the three months ended March 31, 2015 and 2014. These amounts, charged to other expenses represent an estimate of the Company’s loss under its recourse exposure.
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
Fair value measurements under GAAP describes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques that employ unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value.
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
The Company had no fair value liabilities measured on a recurring basis at March 31, 2015 and December 31, 2014. A summary of assets at March 31, 2015 and December 31, 2014, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2015
Securities available for sale:
U.S. Government Agencies	$0	$28,350	$0	$28,350
States and political subdivisions	0	58,479	0	58,479
U.S. Government Sponsored enterprises (GSE) residential mortgage-backed securities	0	161,209	0	161,209
GSE residential collateralized mortgage obligations (CMOs)	0	30,478	0	30,478
GSE commercial CMOs	0	71,243	0	71,243
Total debt securities	0	349,759	0	349,759
Equity securities - financial services	0	68	0	68
Total securities	$0	$349,827	$0	$349,827
	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2014
Securities available for sale:
U.S. Government Agencies	$0	$23,958	$0	$23,958
States and political subdivisions	0	52,401	0	52,401
GSE residential mortgage-backed securities	0	175,596	0	175,596
GSE residential collateralized mortgage obligations (CMOs)	0	58,705	0	58,705
GSE commercial CMOs	0	65,472	0	65,472
Total debt securities	0	376,132	0	376,132
Equity securities - financial services	0	67	0	67
Total securities	$0	$376,199	$0	$376,199
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the allowance for loan losses or partial charge-offs were $4,935,000 and $4,413,000 at March 31, 2015 and December 31, 2014.
Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Cumulative specific charges to value the real estate owned at the lower of cost or fair value on properties held at March 31, 2015 and December 31, 2014 were $551,000 and $581,000.
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2015
Impaired loans	$5,250	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-10% discount
Foreclosed real estate	540	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-25% discount
December 31, 2014
Impaired loans	$4,859	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-30% discount
			Management adjustments for liquidation expenses	5%-10% discount
Foreclosed real estate	786	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0%-5% discount
			Management adjustments for liquidation expenses	6%-18% discount

A summary of assets at March 31, 2015 and December 31, 2014, measured at estimated fair value on a nonrecurring basis was as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2015
Commercial real estate:
Owner-occupied	$0	$0	$1,152	$1,152
Non-owner occupied	0	0	919	919
Multi-family	0	0	332	332
Non-owner occupied residential	0	0	535	535
Acquisition and development:
Commercial and land development	0	0	44	44
Commercial and industrial	0	0	29	29
Residential mortgage:
First lien	0	0	2,000	2,000
Home equity - Lines of credit	0	0	227	227
Installment and other loans	0	0	12	12
Impaired loans, net	$0	$0	$5,250	$5,250

Foreclosed real estate
Residential	$0	$0	$217	$217
Commercial and land development	0	0	323	323
Total foreclosed real estate	$0	$0	$540	$540
December 31, 2014
Commercial real estate:
Owner-occupied	$0	$0	$1,228	$1,228
Non-owner occupied	0	0	192	192
Multi-family	0	0	92	92
Non-owner occupied residential	0	0	937	937
Acquisition and development:
Commercial and land development	0	0	117	117
Commercial and industrial	0	0	29	29
Residential mortgage:
First lien	0	0	2,022	2,022
Home equity - Lines of credit	0	0	229	229
Installment and other loans	0	0	13	13
Impaired loans, net	$0	$0	$4,859	$4,859

Foreclosed real estate
Residential	$0	$0	$217	$217
Commercial and land development	0	0	569	569
Total foreclosed real estate	$0	$0	$786	$786
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
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Financial Assets
Cash and due from banks	$21,182	$21,182	$21,182	$0	$0
Interest bearing deposits with banks	11,856	11,856	11,856	0	0
Restricted investments in bank stock	7,678	n/a	n/a	n/a	n/a
Securities available for sale	349,827	349,827	0	349,827	0
Loans held for sale	5,177	5,299	0	5,299	0
Loans, net of allowance for loan losses	713,292	721,120	0	0	721,120
Accrued interest receivable	3,049	3,049	0	1,393	1,656
Mortgage servicing rights	2,637	2,696	0	0	2,696
Financial Liabilities
Deposits	945,756	947,318	0	947,318	0
Short-term borrowings	75,272	75,272	0	75,272	0
Long-term debt	24,734	25,572	0	25,572	0
Accrued interest payable	263	263	0	263	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2014
Financial Assets
Cash and due from banks	$18,174	$18,174	$18,174	$0	$0
Interest bearing deposits with banks	13,235	13,235	13,235	0	0
Restricted investments in bank stock	8,350	n/a	n/a	n/a	n/a
Securities available for sale	376,199	376,199	0	376,199	0
Loans held for sale	3,159	3,249	0	3,249	0
Loans, net of allowance for loan losses	690,199	697,506	0	0	697,506
Accrued interest receivable	3,097	3,097	0	1,593	1,504
Mortgage servicing rights	2,684	2,785	0	0	2,785
Financial Liabilities
Deposits	949,704	950,667	0	950,667	0
Short-term borrowings	86,742	86,742	0	86,742	0
Long-term debt	14,812	15,610	0	15,610	0
Accrued interest payable	273	273	0	273	0
Off-balance sheet instruments	0	0	0	0	0

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
On April 10, 2015, pursuant to Court order, all parties filed supplemental briefs addressing the impact of the United States Supreme Court’s March 24, 2015 decision in Omnicare, Inc. v. Laborers District Council Construction Industry Pension Fund on defendants’ motions to dismiss the amended complaint. The Court’s ruling on the motions to dismiss is pending.
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
The Company, headquartered in Shippensburg, Pennsylvania, is a one bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, Orrstown Bank. At March 31, 2015, the Company had total assets of $1,189,420,000, total liabilities of $1,057,566,000 and total shareholders’ equity of $131,854,000.
The U.S. economy is in its fifth year of recovery from one of its longest and most severe economic recessions in recent history. The strength of the recovery has been modest by historical standards, with GDP growth struggling to sustain momentum above 2.0%. Unemployment had been slow to decline until 2014, when the country experienced its best employment growth in over a decade. While the economic outlook finally appears strong enough that the FRB is expected to begin raising interest rates in 2015, most of the rest of the world's economies appear to be in a recession or experiencing decelerating growth. As a result, the dollar has strengthened significantly and commodity prices have fallen precipitously.
Caution About Forward Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting management’s current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions, and other risks and uncertainties, including those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and this Quarterly Report on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.
The following is a discussion of our consolidated financial condition at March 31, 2015 and results of operations for the three months ended March 31, 2015 and 2014. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
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
The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify its judgment in this regard, from one period to another, should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s prior cumulative taxable losses, projections for future taxable income and other available evidence, management determined that there was not sufficient positive evidence to outweigh the cumulative loss, and concluded it was not more likely than not that the net deferred tax asset would be realized for the quarters ended September 30, 2012 through September 30, 2014. Accordingly, a full valuation allowance was recorded for each of these quarters. However, at December 31, 2014, management noted the Company's profitable operations over the past nine quarters, improvement in asset quality, strengthened capital position, reduced regulatory risk, as well as improvement in economic conditions. Based on this analysis, management determined that a full valuation allowance was no longer necessary, and the full amount was recaptured as of December 31, 2014. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred taxes would be realized, and recaptured the full valuation allowance at December 31, 2014.
Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2015 COMPARED TO QUARTER ENDED MARCH 31, 2014
Summary
The Company recorded net income of $2,462,000 for the first quarter of 2015 compared to net income of $1,978,000 for the same period in 2014. Basic and diluted earnings per share (EPS) for the first quarter of 2015 were $0.30, compared to $0.24 for the first quarter of 2014. Net interest income of $8,315,000 was $201,000 lower for the three months ended March 31, 2015 than in the same period of 2014. Despite higher average balances in loans during the first quarter of 2015 as compared to the same period of 2014, the impact of the flattening yield curve in which short term interest rates rose but longer term interest rates declined, negatively impacted our net interest margin. Maturing loans and securities were reinvested at lower rates; however, lowering rates on our deposits to the same extent was not feasible. Net income for the three months ended March 31, 2015 benefited from higher levels of gains on sales of securities, which were $932,000 higher than in the same period in the prior year. In addition, results continue to be aided by the absence of a provision for loan losses for the three months ended March 31, 2015 and 2014.
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
For the three months ended March 31, 2015, net interest income measured on a fully tax equivalent basis decreased $323,000 to $8,619,000 from $8,942,000 in the corresponding period in 2014. The primary reason for the decrease in net interest income was a decrease in the average rates on interest earning assets, only partially offset by a lower cost of funds on interest bearing liabilities.
Interest income earned on loans decreased from $7,741,000 for the quarter ended March 31, 2014 to $7,601,000 for the same period in 2015, a $140,000 decline. The primary reason for the decline was a decrease in the average rate earned from 4.67% in the quarter ended March 31, 2014 to 4.32% in the same period in 2015, offset by an increase in the average balance of loans from $672,364,000 for the first quarter of 2014 to $713,330,000 for the same period in 2015. A combination of loans with higher rates paying off and new loans made at lower rates due to competitive market conditions have led to the lower interest rates earned on loans.
Securities interest income decreased $373,000 to $1,905,000 for the quarter ended March 31, 2015, from $2,278,000 for the same period in 2014. The primary reason for the decline is the average balance of securities has decreased from $412,963,000 in the first quarter of 2014 to $356,635,000 for the same period in 2015. The decrease in the average balance of securities is the result of sales and pay downs on securities available for sale used to fund loan growth. Also, as securities mature or pay off, the funds are reinvested at lower rates which resulted in a decrease in tax equivalent yield from 2.24% for the three months ended March 31, 2014 to 2.17% in the same period in 2015. Included in interest income for the three months ended March 31, 2015 is a $161,000 special dividend declared by the Federal Home Loan Bank of Pittsburgh that favorably impacted the yield on securities by six basis points.
Interest expense on deposits and borrowings for the three months ended March 31, 2015 was $913,000, a decrease of $172,000, from $1,085,000 in the same period in 2014. The Company’s cost of funds on interest bearing liabilities declined to 0.40% for the quarter ended March 31, 2015 from 0.47% for the same period in 2014. The interest rate environment has allowed the Company to obtain long-term debt at lower rates, and as time deposits mature, the Company has also been able to replace the funds at slightly lower rates.
The Company’s net interest spread of 3.12% decreased 11 basis points in the quarter ended March 31, 2015 as compared to the same period in 2014. Net interest margin for the quarter ended March 31, 2015 was 3.18%, a 12 basis point decrease from 3.30% for the quarter ended March 31, 2014.

The table below presents net interest income on a fully taxable equivalent basis (FTE), net interest spread and net interest margin for the quarters ended March 31, 2015 and 2014.

	March 31, 2015			March 31, 2014
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$29,569	$26	0.36%	$12,902	$8	0.25%
Securities	356,635	1,905	2.17	412,963	2,278	2.24
Loans	713,330	7,601	4.32	672,364	7,741	4.67
Total interest-earning assets	1,099,534	9,532	3.52	1,098,229	10,027	3.70
Other assets	81,698			60,978
Total	$1,181,232			$1,159,207
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$504,387	$220	0.18	$478,369	$186	0.16
Savings deposits	87,665	34	0.16	80,399	33	0.17
Time deposits	235,049	523	0.90	310,693	737	0.96
Short term borrowings	78,370	60	0.31	50,719	33	0.26
Long term debt	16,112	76	1.91	17,928	96	2.17
Total interest bearing liabilities	921,583	913	0.40	938,108	1,085	0.47
Non-interest bearing demand deposits	118,866			116,211
Other	11,166			10,949
Total Liabilities	1,051,615			1,065,268
Shareholders’ Equity	129,617			93,939
Total	$1,181,232			$1,159,207
Net interest income (FTE)/net interest spread		8,619	3.12%		8,942	3.23%
Net interest margin			3.18%			3.30%
Tax-equivalent adjustment		(304)			(426)
Net interest income		$8,315			$8,516

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Provision for Loan Losses
The Company recorded no provision for loan losses for the three months ended March 31, 2015 and 2014. In determining the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses, as noted in the "Asset Quality" section. For both periods presented, the favorable historical charge-off data combined with relatively stable economic and market conditions has resulted in the determination that no additional provision for loan losses was required to offset net charge-offs, additional reserves needed on impaired loans, or for loan growth experienced during the periods.
See further discussion in the “Allowance for Loan Losses” section.
Noninterest Income
Noninterest income, excluding securities gains, totaled $3,839,000 for the three months ended March 31, 2015, compared to $3,841,000 for the same period in 2014. While noninterest income was nearly identical between the two periods, the components of noninterest income, excluding securities gains, varied during the first quarter of 2015 compared to the same period in 2014, as noted below.

•
The Company continues to experience declines in service charges on deposits and other services charges from $1,269,000 for the three months ended March 31, 2014 to $1,193,000 for the same period in 2015. This 6.0% decline reflects trends noted in more conservative consumer spending behavior, particularly insufficient funds charges, as customers have increased real time access as to their funds availability through the internet and phone.

•
Orrstown Financial Advisors revenues, which includes trust and estate fees and brokerage income, totaled $1,684,000 for the three months ended March 31, 2015 compared to $1,656,000 for the three months ended March  31, 2014, an increase of $28,000. New account generation and stable market conditions led to the increase in trust department income.

•
Mortgage banking activities generated revenue of $520,000 for the three months ended March 31, 2015, a $61,000, or 13.3% increase over the same period in 2014. Favorable real estate and interest rate conditions led to the increase in mortgage banking activities.

Securities gains totaled $1,529,000 for the three months ended March 31, 2015, compared to $597,000 for the same period in 2014. For both periods, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to realize earnings on securities through gains, while funding loan growth.
Noninterest Expenses
Noninterest expenses amounted to $10,506,000 for the three months ended March 31, 2015, compared to $10,976,000 for the corresponding prior year period, a decrease of 4.3%. The improvement in the expense base is the result of improved asset quality, related impact on operating performance and a reduction in discretionary spending.

•	Salaries and employee benefits increased $88,000, or 1.5% to $5,900,000 for the three months ended March 31, 2015 compared to the same period in 2014.

•
Furniture and equipment expense of $743,000 for the three months ended March 31, 2015 represented a decrease of $93,000 from $836,000 for the same period in 2014. The decrease was due principally to losses on disposal of equipment in the 2014 period of $46,000 for assets that were retired early and lower depreciation charges.

•
Data processing costs of $467,000 for the three months ended March 31, 2015 represents an increase of $86,000, or 22.6%, from $381,000 for the same period in 2014, due to higher volumes and costs associated with more sophisticated product and service offerings.

•
Advertising and bank promotions expense totaled $245,000 for the three months ended March 31, 2015, a $180,000, or 42.4%, decrease from $425,000 for the same period in 2014, as the Company’s brand promotion spending was concentrated in the first quarter of 2014. Bank promotion spending in 2015 has returned to more historically consistent levels.

•
FDIC insurance premiums produced the greatest dollar and percentage decline, and totaled $246,000 for the three months ended March 31, 2015, compared to $464,000 for the same period in 2014, a decline of $218,000, or 47.0%. This decline in FDIC insurance premiums was primarily due to a decrease in the assessment rate as the Company’s risk profile continued to improve.

•
Collection and problem loan expense decreased $63,000, or 39.6%, to $96,000 for the three months ended March 31, 2015, as compared to the same period in 2014, and reflects improvement in the level of classified loans between the two periods. Similarly, professional services expense declined from $628,000 for the three months ended March 31, 2014 to $512,000 for the same period in 2015, as less assistance was needed from external parties.

•
Taxes other than income totaled $226,000 for the three months ended March 31, 2015, a $68,000 increase over the same period in 2014 as Pennsylvania’s Bank Shares tax is based on shareholders’ equity at the beginning of the year. A combination of 2014’s earnings and unrealized gains on securities, net of tax, resulted in the increase in this equity-based tax.

The Company’s efficiency ratio declined slightly for the three months ended March 31, 2015 to 83.8% compared to 85.2% for the same period in 2014. The improvement in the ratio was primarily the result of the decrease in noninterest expense exceeding the decline in net interest income and noninterest income. The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization and other real estate income and expenses.

Income Tax Expense
Income tax expense totaled $715,000 for the three months ended March 31, 2015, for an effective tax rate of 22.5% compared to no income tax expense for the same period in 2014.
As of December 31, 2014, the Company recaptured its entire valuation allowance on deferred tax assets which had previously been established. It was determined that with significant improvements in asset quality, strengthened capital ratios, and nine quarters of profitability, combined with improving market and economic conditions, maintaining a valuation allowance was no longer required. As a result of the reversal of the valuation allowance in the fourth quarter of 2014, income tax expense resulted in 2015, whereas no provision for income taxes was required in the first quarter of 2014.
FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of March 31, 2015, securities available for sale were $349,827,000, a decrease of $26,372,000, from December 31, 2014’s balance of $376,199,000. Many of the securities have monthly cash flows which will provide cash flow to fund loan growth as the loan pipeline expands.
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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of March 31, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial real estate:
Owner-occupied	$111,399	$100,859
Non-owner occupied	150,921	144,301
Multi-family	28,943	27,531
Non-owner occupied residential	48,806	49,315
Acquisition and development:
1-4 family residential construction	5,883	5,924
Commercial and land development	26,239	24,237
Commercial and industrial	48,742	48,995
Municipal	60,661	61,191
Residential mortgage:
First lien	125,752	126,491
Home equity - term	19,912	20,845
Home equity - lines of credit	94,623	89,366
Installment and other loans	5,872	5,891
	$727,753	$704,946
The loan portfolio at March 31, 2015 of $727,753,000 reflected an increase of $22,807,000, or 3.2%, from $704,946,000 at December 31, 2014. Growth was achieved principally in the commercial real estate and residential mortgage loan segments, as our sales and marketing efforts have been concentrated in these areas. Competition for new business opportunities remains strong, which may temper loan growth in future quarters.
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
Loans, the terms of which are modified, are classified as TDRs if a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual TDRs are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of March 31, 2015, December 31, 2014 and March 31, 2014. Relevant asset quality ratios are also presented.

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccrual loans (cash basis)	$13,888	$14,432	$14,606
Other real estate (OREO)	1,431	932	2,612
Total nonperforming assets	15,319	15,364	17,218
Restructured loans still accruing	1,096	1,100	5,487
Loans past due 90 days or more and still accruing	0	0	497
Total risk assets	$16,415	$16,464	$23,202
Loans 30-89 days past due	$1,631	$1,612	$2,902
Asset quality ratios:
Nonaccrual loans to loans	1.91%	2.05%	2.17%
Nonperforming assets to assets	1.29%	1.29%	1.44%
Total nonperforming assets to total loans and OREO	2.10%	2.18%	2.55%
Total risk assets to total loans and OREO	2.25%	2.33%	3.43%
Total risk assets to total assets	1.38%	1.38%	1.94%
Allowance for loan losses to total loans	1.99%	2.09%	3.04%
Allowance for loan losses to nonaccrual loans	104.13%	102.18%	140.33%
Allowance for loan losses to nonaccrual and restructured loans still accruing	96.51%	94.95%	102.01%

Risk assets totaled $16,415,000 at March 31, 2015, which was a decrease of $49,000, or 0.3%, from the balance at December 31, 2014 of $16,464,000, and a decrease of $6,787,000, or 29.3% from March 31, 2014. Loans on nonaccrual status declined from $14,432,000 at December 31, 2014 to $13,888,000 at March 31, 2015, principally due to foreclosures that took place during the period, that resulted in a corresponding increase in other real estate owned. The Company continues to actively address its classified and impaired loans.

A further breakdown of impaired loans at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$3,224	$0	$3,224	$3,288	$0	$3,288
Non-owner occupied	1,636	0	1,636	1,680	0	1,680
Multi-family	721	0	721	320	0	320
Non-owner occupied residential	962	0	962	1,500	0	1,500
Acquisition and development
Commercial and land development	51	287	338	123	287	410
Commercial and industrial	2,216	0	2,216	2,437	0	2,437
Residential mortgage:
First lien	4,324	809	5,133	4,509	813	5,322
Home equity - term	160	0	160	70	0	70
Home equity - lines of credit	570	0	570	479	0	479
Installment and other loans	24	0	24	26	0	26
	$13,888	$1,096	$14,984	$14,432	$1,100	$15,532
As of March 31, 2015, the Company had 92 lending relationships with loans that were considered impaired, and were included in the impaired loan balance of $14,984,000, compared to 94 lending relationships with an impaired loan balance of $15,532,000 at December 31, 2014. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at March 31, 2015 and December 31, 2014.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves at Period End
March 31, 2015
Relationships greater than $1,000,000	2	$3,434	$0	$487
Relationships greater than $500,000 but less than $1,000,000	2	1,040	0	0
Relationships greater than $250,000 but less than $500,000	11	3,503	742	185
Relationships less than $250,000	77	7,007	3,386	135
	92	$14,984	$4,128	$807
December 31, 2014
Relationships greater than $1,000,000	2	$3,687	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,156	0	0
Relationships greater than $250,000 but less than $500,000	11	3,558	804	0
Relationships less than $250,000	79	7,131	3,421	188
	94	$15,532	$4,225	$188
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
Of the relationships deemed to be impaired at March 31, 2015, two had an outstanding book balance in excess of $1,000,000, totaling $3,434,000. Seventy-seven of the relationships, or nearly 84% of the total number of impaired relationships, have recorded balances less than $250,000, which reduces the likelihood of a large loss on one particular loan.
The Company's largest impaired relationship at March 31, 2015 had an outstanding balance in excess of $2,200,000 and was to a commercial business. The loans associated with this relationship were paid in full in April 2015, with no loss to the Company.

The second relationship, with an impaired loan balance exceeding $1,000,000, was to a commercial lessor with an outstanding balance of $1,225,000. The decision to initially move the loan to nonaccrual status was made despite the loan being current as to both principal and interest, as a result of declining cash flows of the borrower and the potential for further reduction in cash available to service debt in the near future. During the three months ended March 31, 2015, a specific reserve of $487,000 was established on the loan, as the value of the real estate collateral securing the property has deteriorated, and the reserve established represents an estimate as to the collateral's fair value, less costs to dispose. An updated appraisal has been ordered, and once received, a charge-off for the amount that the loan's carrying value exceeds the fair value of the collateral, less costs to dispose, will be recorded.
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of March 31, 2015. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance of $1,431,000 consists of 17 properties owned by the Company, seven of which were commercial properties and totaled $784,000, and 10 residential properties that totaled $647,000. The largest commercial property with a carrying value of $254,000 was land originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. A second commercial property is land divided into three parcels with a carrying value of $221,000. The remaining properties have carrying values less than $125,000 and are also carried at the lower of cost or fair value, less costs to dispose.
As of March 31, 2015, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.
Credit Risk Management
Allowance for Loan Losses
The Company maintains the allowance for loan losses at a level believed adequate by management for probable incurred credit losses. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluation of impaired loans, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.
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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2015
Commercial real estate:
Owner-occupied	$100,189	$2,529	$5,457	$3,224	$0	$111,399
Non-owner occupied	128,162	13,700	7,424	414	1,221	150,921
Multi-family	25,547	1,367	1,308	721	0	28,943
Non-owner occupied residential	43,174	2,870	1,800	962	0	48,806
Acquisition and development:
1-4 family residential construction	5,883	0	0	0	0	5,883
Commercial and land development	24,352	230	1,319	338	0	26,239
Commercial and industrial	43,679	958	1,889	2,216	0	48,742
Municipal	60,661	0	0	0	0	60,661
Residential mortgage:
First lien	120,619	0	0	5,133	0	125,752
Home equity - term	19,751	0	0	161	0	19,912
Home equity - lines of credit	93,272	654	127	570	0	94,623
Installment and other loans	5,848	0	0	24	0	5,872
	$671,137	$22,308	$19,324	$13,763	$1,221	$727,753
December 31, 2014
Commercial real estate:
Owner-occupied	$89,815	$2,686	$5,070	$3,288	$0	$100,859
Non-owner occupied	120,829	20,661	1,131	1,680	0	144,301
Multi-family	24,803	1,086	1,322	320	0	27,531
Non-owner occupied residential	43,020	2,968	1,827	1,500	0	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	5,924
Commercial and land development	22,261	233	1,333	410	0	24,237
Commercial and industrial	43,794	850	1,914	2,437	0	48,995
Municipal	61,191	0	0	0	0	61,191
Residential mortgage:
First lien	121,160	9	0	5,290	32	126,491
Home equity - term	20,775	0	0	70	0	20,845
Home equity - lines of credit	88,164	630	93	479	0	89,366
Installment and other loans	5,865	0	0	26	0	5,891
	$647,601	$29,123	$12,690	$15,500	$32	$704,946
Potential problem loans are defined as performing loans, which have characteristics that cause management to have concerns as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Generally, management feels that “Substandard” loans that are currently performing and not considered impaired, result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the “Special Mention” classification is intended to be a temporary classification, and is reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. “Special Mention” loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified rating. These loans require follow-up by lenders on the cause of the potential weakness, and once resolved, the loan classification may be downgraded to “Substandard,” or alternatively, could be upgraded to “Pass.”

Activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(63)	(87)	(137)	(62)	(349)	494	15	509	(160)	0
Charge-offs	(66)	(22)	(26)	0	(114)	(201)	(20)	(221)	0	(335)
Recoveries	13	0	22	0	35	12	2	14	0	49
Balance, end of period	$9,346	$588	$665	$121	$10,720	$2,567	$116	$2,683	$1,058	$14,461
March 31, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	738	(196)	60	0	602	(481)	44	(437)	(165)	0
Charge-offs	(259)	0	(9)	0	(268)	(193)	(67)	(260)	0	(528)
Recoveries	25	0	4	0	29	6	25	31	0	60
Balance, end of period	$13,719	$474	$919	$244	$15,356	$3,112	$126	$3,238	$1,903	$20,497

The allowance for loan losses totaled $14,461,000 at March 31, 2015, a decrease of $286,000 from $14,747,000 at December 31, 2014, due to a net charge-offs, of $286,000 during the period. Despite the reduction in the allowance for loan losses balance from December 31, 2014, allowance coverage metrics remain strong, with the allowance for total loans ratio at 1.99% at March 31, 2015, and the allowance for loan losses to nonaccrual loans coverage ratio at 104.13%.
Net charge-offs were $286,000 for the three months ended March 31, 2015, compared to $468,000 for the same period in 2014, resulting in a ratio of annualized net charge-offs to average loans outstanding of 0.16% and 0.28%, respectively. For both periods presented, the favorable historical charge-off data combined with relatively stable economic and market conditions has resulted in the determination that no additional provision for loan losses was required to offset net charge-offs, additional reserves needed on impaired loans, or for loan growth experienced during the periods.

The following summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan losses allocation for each at March 31, 2015 and December 31, 2014.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2015
Loans allocated by:
Individually evaluated for impairment	$6,542	$338	$2,216	$0	$9,096	$5,864	$24	$5,888	$0	$14,984
Collectively evaluated for impairment	333,527	31,784	46,526	60,661	472,498	234,423	5,848	240,271	0	712,769
	$340,069	$32,122	$48,742	$60,661	$481,594	$240,287	$5,872	$246,159	$0	$727,753
Allowance for loan losses allocated by:
Individually evaluated for impairment	$653	$0	$0	$0	$653	$142	$12	$154	$0	$807
Collectively evaluated for impairment	8,693	588	665	121	10,067	2,425	104	2,529	1,058	13,654
	$9,346	$588	$665	$121	$10,720	$2,567	$116	$2,683	$1,058	$14,461
December 31, 2014
Loans allocated by:
Individually evaluated for impairment	$6,788	$410	$2,437	$0	$9,635	$5,871	$26	$5,897	$0	$15,532
Collectively evaluated for impairment	315,218	29,751	46,558	61,191	452,718	230,831	5,865	236,696	0	689,414
	$322,006	$30,161	$48,995	$61,191	$462,353	$236,702	$5,891	$242,593	$0	$704,946
Allowance for loan losses allocated by:
Individually evaluated for impairment	$2	$0	$0	$0	$2	$173	$13	$186	$0	$188
Collectively evaluated for impairment	9,460	697	806	183	11,146	2,089	106	2,195	1,218	14,559
	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at March 31, 2015 and December 31, 2014. In addition to the reserve allocations on impaired loans noted above, 28 loans, with aggregate outstanding general ledger principal balances of $3,428,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $4,128,000 at March 31, 2015. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased from $1,218,000 at December 31, 2014 to $1,058,000 at March 31, 2015 and represents 7.3% of the entire allowance for loan losses balance at March 31, 2015.
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

Deposits
Total deposits were $945,756,000 at March 31, 2015, a decrease of $3,948,000, or 0.4%, from $949,704,000 at December 31, 2014. Despite the decrease in total deposits, there was a shift to non-interest bearing deposits, which grew by $13,291,000, or 11.4%. A decrease was experienced in time deposits, which are interest rate sensitive, and the Company allowed them to runoff and replace the funding with cheaper alternatives.
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
Total shareholders’ equity increased $4,589,000 from $127,265,000 at December 31, 2014 to $131,854,000 at March 31, 2015. The primary reason for the increase in shareholders’ equity was the $2,462,000 net income retained for the three months ended March 31, 2015, combined with a $1,946,000 increase in accumulated other comprehensive income, net of taxes.
Capital Adequacy. The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2015 and December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.
Effective January 1, 2015, the Company and the Bank became subject to the Basel III Capital Rules, which substantially revised the risk-based capital requirements in comparison to the existing U.S. risk-based capital rules which were in effect through December 31, 2014. The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) increased the minimum requirements for Tier 1 Capital ratio as well as the minimum to be considered well capitalized under prompt corrective action; (iii) and introduced the ‘capital conservation buffer”, designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are no longer excluded; except for unrealized gains or losses on securities available for sale since the Company and Bank made the one-time permanent election to continue to exclude these items.
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
As of March 31, 2015, $3,219,000 of the Company's deferred tax asset was disallowed for Tier 1 capital purposes pertaining to tax attribute deferred tax assets, including net operating loss carryforwards, net of a portion of deferred tax liabilities, subject to Basel III transition rules.

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

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of March 31, 2015, $4,729,000 of the allowance for credit losses was excluded from Tier 2 capital.

Regulatory Capital. As of March 31, 2015 and December 31, 2014, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of March 31, 2015 and December 31, 2014 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$135,008	16.8%	$64,192	8.0%	n/a	n/a
Orrstown Bank	132,893	16.6%	64,161	8.0%	$80,202	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	124,847	15.6%	48,144	6.0%	n/a	n/a
Orrstown Bank	122,748	15.3%	48,121	6.0%	64,161	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	124,847	15.6%	36,108	4.5%	n/a	n/a
Orrstown Bank	122,748	15.3%	36,091	4.5%	52,131	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	124,847	10.6%	47,110	4.0%	n/a	n/a
Orrstown Bank	122,748	10.4%	47,169	4.0%	58,961	5.0%
December 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$119,713	16.8%	$56,859	8.0%	n/a	n/a
Orrstown Bank	118,540	16.7%	56,835	8.0%	$71,043	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	110,750	15.6%	28,429	4.0%	n/a	n/a
Orrstown Bank	109,581	15.4%	28,417	4.0%	42,626	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	110,750	9.5%	46,496	4.0%	n/a	n/a
Orrstown Bank	109,581	9.4%	46,518	4.0%	58,148	5.0%
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
In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve Bank. Under the Written Agreement entered into with the Federal Reserve Bank in March 2012, the Company was restricted from paying any dividends or repurchasing any stock without prior regulatory approval. The Written Agreement was terminated by the Federal Reserve Bank on April 1, 2015. On April 22, 2015, the Company declared a dividend of $0.07 per common share, payable May 21, 2015 to shareholders of record as of May 8, 2015.

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
The simulation analysis results are presented in Table 7a. These results, as of March 31, 2015, indicate that the Company would expect net interest income to decrease over the next twelve months by 2.4% assuming a downward shock in market interest rates of 1.00%, and to decrease by 3.8% assuming an upward shock of 2.00%. This profile reflects an acceptable short-

term interest rate risk position. However, a decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.
Earnings at risk simulations for December 31, 2014, exhibited greater sensitivity to rising and declining interest rates.
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
The net present value analysis results are presented in Table 7b. These results, as of March 31, 2015, indicate that the net present value would increase 1.0% assuming a downward shift in market interest rates of 1.00% and decrease 3.1% if interest rates shifted up 2.00% in the same manner.

Table 7a - Earnings at Risk			Table 7b - Value at Risk
	% Change in Net Interest Income			% Change in Net Interest Income
Change in Market Interest Rates	March 31, 2015	December 31, 2014	Change in Market Interest Rates	March 31, 2015	December 31, 2014

(100)	(2.4%)	(1.5%)	(100)	1.0%	2.2%
200	(3.8%)	(6.1%)	200	(3.1%)	(6.8%)

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of March 31, 2015, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the following revisions.
The risk factors entitled, "The Company is subject to restrictions and conditions of a formal agreement issued by the Federal Reserve Bank of Philadelphia. Failure to comply with this formal agreement could result in additional enforcement action against us, including the imposition of monetary penalties" and "The Company may not be able to pay any cash dividends or conduct any stock repurchases for the foreseeable future" are no longer applicable as a result of the release from the Written Order with the Federal Reserve Bank of Philadelphia on April 2, 2015.
In addition, the risk factor entitled, "The Company is a holding company dependent for liquidity on payments from the Bank, its sole subsidiary, which is subject to restrictions" is replaced with the following:
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
For the quarter ended March 31, 2015, there were no repurchases of common equity securities by the Company under the announced Stock Repurchase Plan due to, among other reasons, the restriction on stock repurchases imposed by the Written Agreement with the Federal Reserve Bank. However, with the termination of the Written Agreement by the Federal Reserve Bank, the restriction on stock repurchases by the Company has been removed.
The Company did not sell any unregistered securities during the quarter ended March 31, 2015.

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
(Principal Financial Officer)

Date: May 8, 2015

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