Form 10-Q/A
period 2015-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2015-05-19
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of  this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 (“Form 10-Q”), as filed with the Securities and Exchange Commission on May 8, 2015,  is to furnish corrected Exhibits 31.1 and 32.1.

Item 6 – Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed March 1, 2013.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)*

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)*

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2015

3