Form 10-Q
period 2015-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2015-08-05
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Number of shares outstanding of the registrant’s Common Stock as of August 3, 2015: 8,324,399.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$15,707	$18,174
Interest bearing deposits with banks	8,087	13,235
Cash and cash equivalents	23,794	31,409
Restricted investments in bank stock	9,199	8,350
Securities available for sale	376,436	376,199
Loans held for sale	4,130	3,159
Loans	751,530	704,946
Less: Allowance for loan losses	(13,852)	(14,747)
Net loans	737,678	690,199
Premises and equipment, net	24,314	24,800
Cash surrender value of life insurance	27,015	26,645
Intangible assets	309	414
Accrued interest receivable	3,359	3,097
Other assets	26,549	26,171
Total assets	$1,232,783	$1,190,443
Liabilities
Deposits:
Non-interest bearing	$142,790	$116,302
Interest bearing	820,064	833,402
Total deposits	962,854	949,704
Short-term borrowings	103,276	86,742
Long-term debt	24,655	14,812
Accrued interest and other liabilities	11,736	11,920
Total liabilities	1,102,521	1,063,178
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,325,210 and 8,264,554 shares issued; 8,324,399 and 8,263,743 shares outstanding	436	430
Additional paid - in capital	123,829	123,392
Retained earnings	5,272	1,887
Accumulated other comprehensive income	745	1,576
Treasury stock—common, 811 shares, at cost	(20)	(20)
Total shareholders’ equity	130,262	127,265
Total liabilities and shareholders’ equity	$1,232,783	$1,190,443
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest and dividend income
Interest and fees on loans	$7,749	$7,292	$15,076	$14,733
Interest and dividends on investment securities
Taxable	1,660	2,093	3,480	4,011
Tax-exempt	142	193	197	427
Short-term investments	17	7	43	15
Total interest and dividend income	9,568	9,585	18,796	19,186
Interest expense
Interest on deposits	780	960	1,557	1,916
Interest on short-term borrowings	81	30	141	63
Interest on long-term debt	109	95	185	191
Total interest expense	970	1,085	1,883	2,170
Net interest income	8,598	8,500	16,913	17,016
Provision for loan losses	0	0	0	0
Net interest income after provision for loan losses	8,598	8,500	16,913	17,016
Noninterest income
Service charges on deposit accounts	1,299	1,412	2,492	2,681
Other service charges, commissions and fees	265	247	438	435
Trust department income	1,198	1,219	2,445	2,427
Brokerage income	548	569	985	1,017
Mortgage banking activities	793	562	1,313	1,021
Earnings on life insurance	233	238	462	472
Other income	194	289	234	324
Investment securities gains	353	602	1,882	1,199
Total noninterest income	4,883	5,138	10,251	9,576
Noninterest expenses
Salaries and employee benefits	6,158	5,879	12,058	11,691
Occupancy expense	562	526	1,186	1,161
Furniture and equipment	763	836	1,506	1,672
Data processing	480	368	947	749
Automated teller and interchange fees	215	226	421	406
Advertising and bank promotions	324	218	569	643
FDIC insurance	184	359	430	823
Professional services	820	548	1,332	1,176
Directors compensation	170	158	327	316
Collection and problem loan	102	159	198	318
Real estate owned expenses	49	33	74	60
Taxes other than income	226	156	452	314
Intangible asset amortization	54	53	105	105
Other operating expenses	1,551	1,246	2,559	2,307
Total noninterest expenses	11,658	10,765	22,164	21,741
Income before income taxes	1,823	2,873	5,000	4,851
Income tax expense	321	0	1,036	0
Net income	$1,502	$2,873	$3,964	$4,851
Per share information:
Basic earnings per share	$0.19	$0.35	$0.49	$0.60
Diluted earnings per share	0.18	0.35	0.49	0.60
Dividends per share	0.07	0.00	0.07	0.00
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income	$1,502	$2,873	$3,964	$4,851
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	(3,918)	5,713	605	10,581
Reclassification adjustment for gains realized in net income	(353)	(602)	(1,882)	(1,199)
Net unrealized gains (losses)	(4,271)	5,111	(1,277)	9,382
Tax effect	1,494	(1,789)	446	(3,284)
Total other comprehensive income (loss), net of tax and reclassification adjustments	(2,777)	3,322	(831)	6,098
Total comprehensive income (loss)	$(1,275)	$6,195	$3,133	$10,949
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Six Months Ended June 30, 2015 and 2014
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2014	$422	$123,105	$(27,255)	$(4,813)	$(20)	$91,439
Net income	0	0	4,851	0	0	4,851
Total other comprehensive income, net of taxes	0	0	0	6,098	0	6,098
Stock-based compensation plans:
Issuance of stock (3,039 shares), including compensation expense of $17	0	63	0	0	0	63
Issuance of stock through dividend reinvestment plan (60 shares)	0	1	0	0	0	1
Balance, June 30, 2014	$422	$123,169	$(22,404)	$1,285	$(20)	$102,452

Balance, January 1, 2015	$430	$123,392	$1,887	$1,576	$(20)	$127,265
Net income	0	0	3,964	0	0	3,964
Total other comprehensive income (loss), net of taxes	0	0	0	(831)	0	(831)
Cash dividends ($0.07 per share)	0	0	(579)	0	0	(579)
Stock-based compensation plans:
Issuance of stock (55,417 shares), including compensation expense of $291	6	347	0	0	0	353
Issuance of stock through dividend reinvestment plan (5,239 shares)	0	90	0	0	0	90
Balance, June 30, 2015	$436	$123,829	$5,272	$745	$(20)	$130,262
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income	$3,964	$4,851
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	3,027	2,647
Depreciation and amortization	1,463	1,506
Provision for loan losses	0	0
Stock based compensation	291	17
Net change in loans held for sale	(971)	(173)
Net gain on disposal of other real estate owned	(173)	(259)
Writedown of other real estate owned	0	9
Net loss on disposal of premises and equipment	0	42
Deferred income taxes, including valuation allowance	987	0
Investment securities gains	(1,882)	(1,199)
Earnings on cash surrender value of life insurance	(462)	(472)
Increase (decrease) in accrued interest receivable	(262)	445
Increase (decrease) in accrued interest payable and other liabilities	(184)	2,311
Other, net	(881)	959
Net cash provided by operating activities	4,917	10,684
Cash flows from investing activities
Proceeds from sales of available for sale securities	60,594	103,500
Maturities, repayments and calls of available for sale securities	16,712	21,044
Purchases of available for sale securities	(79,965)	(99,628)
Net (investment) redemptions of restricted investments in bank stocks	(849)	644
Net increase in loans	(48,288)	(10,173)
Purchases of bank premises and equipment	(683)	(771)
Proceeds from disposal of other real estate owned	847	1,625
Net cash provided by (used in) investing activities	(51,632)	16,241
Cash flows from financing activities
Net increase (decrease) in deposits	13,150	(18,685)
Net increase (decrease) in short term purchased funds	16,534	(5,112)
Proceeds from long-term debt	20,000	10,000
Payments on long-term debt	(10,157)	(10,723)
Dividends paid	(579)	0
Net proceeds from issuance of common stock	152	47
Net cash provided by (used in) financing activities	39,100	(24,473)
Net increase (decrease) in cash and cash equivalents	(7,615)	2,452
Cash and cash equivalents at beginning of period	31,409	37,560
Cash and cash equivalents at end of period	$23,794	$40,012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,898	$2,205
Income taxes	0	0
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$804	$1,803
The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – Orrstown Financial Services, Inc. (the “Company”) is a bank holding company (that has elected status as a financial holding company with the Board of Governors of the Federal Reserve System (the “FRB”)) whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the “Bank”). The Company operates through its office in Shippensburg, Pennsylvania. The Bank provides services through its network of 23 offices in Cumberland, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Deposit services include checking, savings, time, and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The unaudited condensed consolidated financial statements of the Company and its subsidiary are presented for the three and six months ended June 30, 2015 and 2014 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2014 is condensed from audited year-end financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All significant intercompany transactions and accounts have been eliminated.
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
Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of June 30, 2015 and December 31, 2014, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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
Management believes no impairment charge is necessary related to the restricted investments in bank stocks as of June 30, 2015. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of June 30, 2015 is no assurance that impairment may not occur in the future.
Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of June 30, 2015 and December 31, 2014, the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
The Company had no debt securities it deemed to be other than temporarily impaired at June 30, 2015 and December 31, 2014.
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
Loans, the terms of which are modified, are classified as troubled debt restructurings ("TDRs") if a concession was granted in connection with the modification, for legal or economic reasons, related to the debtor’s financial difficulties. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, a temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual TDRs may be restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
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
See Note 3, “Loans Receivable and Allowance for Loan Losses,” for additional details.
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At June 30, 2015 and December 31, 2014, the balance of loans serviced for others was $311,277,000 and $315,239,000.
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
Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $1,062,000 and $932,000 as of June 30, 2015 and December 31, 2014 and is included in other assets.
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
The right of setoff for a Repurchase Agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the Repurchase Agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For the Repurchase Agreements, the collateral is held by the Company in a segregated custodial account under a third party agreement. Repurchase agreements are secured by U.S. Government Sponsored Enterprises mortgage backed securities and mature overnight.
Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $144,000 and $133,000 for the three months ended June 30, 2015 and 2014, and $256,000 and $366,000 for the six months ended June 30, 2015 and 2014.
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
The component of accumulated other comprehensive income, net of taxes, at June 30, 2015 and December 31, 2014 consisted of unrealized gains on securities available for sale and totaled $745,000 and $1,576,000.
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
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9, creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-9 was originally effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. In July 2015, the FASB voted to delay the implementation date by one year. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.
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
In August 2014, FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. ASU 2014-14 amends existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before the foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance, including principal and interest, expected to be recovered from the guarantor. These amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted if the amendments under ASU 2014-04 have been adopted. The amendments may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. A reporting entity must apply the same method of transition as elected under ASU 2014-04. The Company’s adoption of this standard on January 1, 2015 did not have a significant impact on the Company’s operating results or financial condition.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on the Company's consolidated financial statements.

NOTE 2. SECURITIES AVAILABLE FOR SALE
At June 30, 2015 and December 31, 2014, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at June 30, 2015 and December 31, 2014 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
U.S. Government Agencies	$45,615	$171	$177	$45,609
States and political subdivisions	99,511	662	1,785	98,388
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	139,414	1,573	22	140,965
GSE residential collateralized mortgage obligations (CMOs)	21,321	256	75	21,502
GSE commercial CMOs	69,378	913	395	69,896
Total debt securities	375,239	3,575	2,454	376,360
Equity securities	50	26	0	76
Totals	$375,289	$3,601	$2,454	$376,436
December 31, 2014
U.S. Government Agencies	$23,910	$71	$23	$23,958
States and political subdivisions	52,578	819	996	52,401
GSE residential mortgage-backed securities	174,220	1,573	197	175,596
GSE residential CMOs	57,976	857	128	58,705
GSE commercial CMOs	65,041	1,017	586	65,472
Total debt securities	373,725	4,337	1,930	376,132
Equity securities	50	17	0	67
Totals	$373,775	$4,354	$1,930	$376,199

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
U.S. Government Agencies	$23,313	$177	$0	$0	$23,313	$177
States and political subdivisions	68,777	1,011	13,994	774	82,771	1,785
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	8,259	22	0	0	8,259	22
GSE residential collateralized mortgage obligations (CMOs)	1,807	25	5,017	50	6,824	75
GSE commercial CMOs	34,538	395	0	0	34,538	395
Total temporarily impaired securities	$136,694	$1,630	$19,011	$824	$155,705	$2,454
December 31, 2014
U.S. Government Agencies	$0	$0	$9,012	$23	$9,012	$23
States and political subdivisions	0	0	35,833	996	35,833	996
GSE residential mortgage-backed securities	65,474	197	0	0	65,474	197
GSE residential CMOs	11,930	128	0	0	11,930	128
GSE commercial CMOs	0	0	29,969	586	29,969	586
Total temporarily impaired securities	$77,404	$325	$74,814	$1,605	$152,218	$1,930

The Company had 45 securities and 37 securities at June 30, 2015 and December 31, 2014 in which the amortized cost exceed their values, as discussed below.
U.S. Agencies and Government Sponsored Enterprises (GSE). Fifteen U.S. Agencies and GSE securities, including mortgage-backed securities and collateralized mortgage obligations, have amortized costs which exceed their fair values, 12 of which are in the less than 12 months category at June 30, 2015. At December 31, 2014, the Company had 21 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations with unrealized losses, 13 GSE securities have amortized costs which exceed their fair values for less than 12 months, and eight have amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates or widening of spreads from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value basis of the investments. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015 or at December 31, 2014.
State and Political Subdivisions. Thirty state and political subdivision securities have amortized costs which exceeded their fair values, 25 of which are in the less than 12 months category at June 30, 2015. At December 31, 2014, 16 state and political subdivision securities have an amortized cost which exceeds their fair value for more than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015 or at December 31, 2014.
The amortized cost and fair values of securities available for sale at June 30, 2015 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$365	$366
Due after one year through five years	510	537
Due after five years through ten years	51,110	50,856
Due after ten years	93,141	92,238
Mortgage-backed securities and collateralized mortgage obligations	230,113	232,363
Total debt securities	375,239	376,360
Equity securities	50	76
	$375,289	$376,436
Gross gains on the sales of securities were $353,000 and $874,000 for the three months ended June 30, 2015 and 2014. Gross losses on securities available for sale were $0 and $272,000 for the three months ended June 30, 2015 and 2014.
Gross gains on the sales of securities were $1,906,000 and $1,519,000 for the six months ended June 30, 2015 and 2014. Gross losses on securities available for sale were $24,000 and $320,000 for the six months ended June 30, 2015 and 2014.
Securities with a fair value of $241,016,000 and $261,034,000 at June 30, 2015 and December 31, 2014 were pledged to secure public funds and for other purposes as required or permitted by law.

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
The loan portfolio, excluding residential loans held for sale, broken out by classes, as of June 30, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial real estate:
Owner-occupied	$112,419	$100,859
Non-owner occupied	149,022	144,301
Multi-family	25,376	27,531
Non-owner occupied residential	51,585	49,315
Acquisition and development:
1-4 family residential construction	6,961	5,924
Commercial and land development	33,721	24,237
Commercial and industrial	60,286	48,995
Municipal	59,366	61,191
Residential mortgage:
First lien	123,775	126,491
Home equity - term	18,952	20,845
Home equity - lines of credit	103,187	89,366
Installment and other loans	6,880	5,891
	$751,530	$704,946

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

The following summarizes the Bank’s ratings based on its internal risk rating system as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2015
Commercial real estate:
Owner-occupied	$103,197	$1,233	$5,551	$2,438	$0	$112,419
Non-owner occupied	128,046	12,616	7,356	1,004	0	149,022
Multi-family	22,085	1,524	1,295	472	0	25,376
Non-owner occupied residential	47,019	1,853	1,875	838	0	51,585
Acquisition and development:
1-4 family residential construction	6,961	0	0	0	0	6,961
Commercial and land development	31,924	228	1,327	242	0	33,721
Commercial and industrial	57,495	933	1,050	808	0	60,286
Municipal	59,366	0	0	0	0	59,366
Residential mortgage:
First lien	119,111	0	0	4,664	0	123,775
Home equity - term	18,775	0	0	177	0	18,952
Home equity - lines of credit	102,170	275	141	601	0	103,187
Installment and other loans	6,859	0	0	21	0	6,880
	$703,008	$18,662	$18,595	$11,265	$0	$751,530
December 31, 2014
Commercial real estate:
Owner-occupied	$89,815	$2,686	$5,070	$3,288	$0	$100,859
Non-owner occupied	120,829	20,661	1,131	1,680	0	144,301
Multi-family	24,803	1,086	1,322	320	0	27,531
Non-owner occupied residential	43,020	2,968	1,827	1,500	0	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	5,924
Commercial and land development	22,261	233	1,333	410	0	24,237
Commercial and industrial	43,794	850	1,914	2,437	0	48,995
Municipal	61,191	0	0	0	0	61,191
Residential mortgage:
First lien	121,160	9	0	5,290	32	126,491
Home equity - term	20,775	0	0	70	0	20,845
Home equity - lines of credit	88,164	630	93	479	0	89,366
Installment and other loans	5,865	0	0	26	0	5,891
	$647,601	$29,123	$12,690	$15,500	$32	$704,946
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
As of June 30, 2015 and December 31, 2014, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
According to policy, updated appraisals are required annually for classified loans in excess of $250,000. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.
Generally, impaired loans secured by real estate are measured at fair value using certified real estate appraisals that had been completed within the last year. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

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
The Company distinguishes substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. A “Substandard” classification does not automatically meet the definition of “impaired.” A substandard loan is one that is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual extensions of credit classified as "Substandard." As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “Substandard” to be collectively evaluated for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “Substandard,” they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.
Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2015 and December 31, 2014. The recorded investment in loans excludes accrued interest receivable due to insignificance. Allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2015
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,438	$3,647
Non-owner occupied	0	0	0	1,004	3,251
Multi-family	385	394	144	87	122
Non-owner occupied residential	0	0	0	838	1,044
Acquisition and development:
Commercial and land development	0	0	0	242	871
Commercial and industrial	0	0	0	808	883
Residential mortgage:
First lien	1,129	1,157	117	3,535	4,180
Home equity - term	0	0	0	177	178
Home equity - lines of credit	0	0	0	601	711
Installment and other loans	9	10	9	12	36
	$1,523	$1,561	$270	$9,742	$14,923
December 31, 2014
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,288	$4,558
Non-owner occupied	0	0	0	1,680	3,420
Multi-family	0	0	0	320	356
Non-owner occupied residential	198	203	2	1,302	1,570
Acquisition and development:
Commercial and land development	0	0	0	410	1,077
Commercial and industrial	0	0	0	2,437	2,500
Residential mortgage:
First lien	982	982	149	4,340	4,968
Home equity - term	0	0	0	70	71
Home equity - lines of credit	24	40	24	455	655
Installment and other loans	13	13	13	13	36
	$1,217	$1,238	$188	$14,315	$19,211

The following tables summarize the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired, generally on a cash basis, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,793	$0	$4,069	$8
Non-owner occupied	1,403	0	9,641	91
Multi-family	537	0	260	0
Non-owner occupied residential	919	0	2,139	2
Acquisition and development:
Commercial and land development	313	3	1,360	11
Commercial and industrial	978	0	2,004	2
Residential mortgage:
First lien	4,856	9	3,964	30
Home equity - term	164	0	90	0
Home equity - lines of credit	587	0	59	0
Installment and other loans	22	0	2	0
	$12,572	$12	$23,588	$144

	Six Months Ended June 30,
	2015		2014
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,941	$0	$4,233	$18
Non-owner occupied	1,515	0	8,800	95
Multi-family	502	0	280	1
Non-owner occupied residential	1,132	0	2,923	10
Acquisition and development:
Commercial and land development	354	5	1,966	13
Commercial and industrial	1,583	0	2,003	5
Residential mortgage:
First lien	5,037	18	3,768	31
Home equity - term	124	0	96	0
Home equity - lines of credit	546	0	99	0
Installment and other loans	24	0	1	0
	$13,758	$23	$24,169	$173

The following table presents impaired loans that are TDRs, with the recorded investment as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Acquisition and development:
Commercial and land development	1	$201	1	$287
Residential mortgage:
First lien	8	803	8	813
	9	1,004	9	1,100
Nonaccruing:
Residential mortgage:
First lien	14	1,627	13	1,715
Installment and other loans	1	11	1	13
	15	1,638	14	1,728
	24	$2,642	23	$2,828
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
The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the three and six months ended June 30, 2015 and 2014:

	2015			2014
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended June 30,
Residential mortgage:
First lien	0	$0	$0	14	$1,523	$1,456
	0	$0	$0	14	$1,523	$1,456
Six Months Ended June 30,
Residential mortgage:
First lien	1	$59	$59	14	$1,523	$1,456
	1	$59	$59	14	$1,523	$1,456

The following table presents restructured loans, included in nonaccrual status, that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2015 and 2014:

	2015		2014
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended June 30,
Commercial real estate:
Non-owner occupied	0	$0	1	$3,495
Residential mortgage:
First lien	3	249	1	111
	3	$249	2	$3,606
Six Months Ended June 30,
Commercial real estate:
Non-owner occupied	0	$0	1	$3,495
Residential mortgage:
First lien	4	308	1	111
	4	$308	2	$3,606
No additional commitments have been made to borrowers whose loans are considered TDRs.
Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2015 and December 31, 2014:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2015
Commercial real estate:
Owner-occupied	$109,961	$20	$0	$0	$20	$2,438	$112,419
Non-owner occupied	148,018	0	0	0	0	1,004	149,022
Multi-family	24,904	0	0	0	0	472	25,376
Non-owner occupied residential	50,583	164	0	0	164	838	51,585
Acquisition and development:
1-4 family residential construction	6,961	0	0	0	0	0	6,961
Commercial and land development	33,660	20	0	0	20	41	33,721
Commercial and industrial	59,206	272	0	0	272	808	60,286
Municipal	59,366	0	0	0	0	0	59,366
Residential mortgage:
First lien	118,874	869	0	171	1,040	3,861	123,775
Home equity - term	18,468	301	6	0	307	177	18,952
Home equity - lines of credit	102,277	309	0	0	309	601	103,187
Installment and other loans	6,836	14	9	0	23	21	6,880
	$739,114	$1,969	$15	$171	$2,155	$10,261	$751,530
December 31, 2014
Commercial real estate:
Owner-occupied	$97,571	$0	$0	$0	$0	$3,288	$100,859
Non-owner occupied	142,621	0	0	0	0	1,680	144,301
Multi-family	27,211	0	0	0	0	320	27,531
Non-owner occupied residential	47,706	109	0	0	109	1,500	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	0	5,924
Commercial and land development	24,114	0	0	0	0	123	24,237
Commercial and industrial	46,558	0	0	0	0	2,437	48,995
Municipal	61,191	0	0	0	0	0	61,191
Residential mortgage:
First lien	120,806	776	400	0	1,176	4,509	126,491
Home equity - term	20,640	135	0	0	135	70	20,845
Home equity - lines of credit	88,745	142	0	0	142	479	89,366
Installment and other loans	5,815	41	9	0	50	26	5,891
	$688,902	$1,203	$409	$0	$1,612	$14,432	$704,946

The Company maintains the allowance for loan losses at a level believed to be adequate by management for probable incurred credit losses. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology, which considers specific credit evaluation of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Subtopic 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.
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
In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of June 30, 2015 and December 31, 2014, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:
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

Activity in the allowance for loan losses for the three months ended June 30, 2015 and 2014 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2015
Balance, beginning of period	$9,346	$588	$665	$121	$10,720	$2,567	$116	$2,683	$1,058	$14,461
Provision for loan losses	(750)	132	188	(2)	(432)	479	74	553	(121)	0
Charge-offs	(475)	0	(24)	0	(499)	(151)	(9)	(160)	0	(659)
Recoveries	11	0	15	0	26	23	1	24	0	50
Balance, end of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
June 30, 2014
Balance, beginning of period	$13,719	$474	$919	$244	$15,356	$3,112	$126	$3,238	$1,903	$20,497
Provision for loan losses	645	407	(224)	(66)	762	(741)	81	(660)	(102)	0
Charge-offs	(415)	(34)	(55)	0	(504)	(16)	(54)	(70)	0	(574)
Recoveries	104	5	353	0	462	7	33	40	0	502
Balance, end of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425

Activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(813)	45	51	(64)	(781)	973	89	1,062	(281)	0
Charge-offs	(541)	(22)	(50)	0	(613)	(352)	(29)	(381)	0	(994)
Recoveries	24	0	37	0	61	35	3	38	0	99
Balance, end of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
June 30, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	1,383	211	(164)	(66)	1,364	(1,222)	125	(1,097)	(267)	0
Charge-offs	(674)	(34)	(64)	0	(772)	(209)	(121)	(330)	0	(1,102)
Recoveries	129	5	357	0	491	13	58	71	0	562
Balance, end of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425

The following table summarizes the ending loan balances individually evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation for each at June 30, 2015 and December 31, 2014:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2015
Loans allocated by:
Individually evaluated for impairment	$4,752	$242	$808	$0	$5,802	$5,442	$21	$5,463	$0	$11,265
Collectively evaluated for impairment	333,650	40,440	59,478	59,366	492,934	240,472	6,859	247,331	0	740,265
	$338,402	$40,682	$60,286	$59,366	$498,736	$245,914	$6,880	$252,794	$0	$751,530
Allowance for loan losses allocated by:
Individually evaluated for impairment	$144	$0	$0	$0	$144	$117	$9	$126	$0	$270
Collectively evaluated for impairment	7,988	720	844	119	9,671	2,801	173	2,974	937	13,582
	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
December 31, 2014
Loans allocated by:
Individually evaluated for impairment	$6,788	$410	$2,437	$0	$9,635	$5,871	$26	$5,897	$0	$15,532
Collectively evaluated for impairment	315,218	29,751	46,558	61,191	452,718	230,831	5,865	236,696	0	689,414
	$322,006	$30,161	$48,995	$61,191	$462,353	$236,702	$5,891	$242,593	$0	$704,946
Allowance for loan losses allocated by:
Individually evaluated for impairment	$2	$0	$0	$0	$2	$173	$13	$186	$0	$188
Collectively evaluated for impairment	9,460	697	806	183	11,146	2,089	106	2,195	1,218	14,559
	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is generally no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2011.
The components of income tax expense for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Current year provision:
Federal	$56	$0	$41	$0
State	4	0	8	0
	60	0	49	0
Deferred tax expense
Federal	257	575	977	828
State	4	8	10	10
	261	583	987	838
Change in valuation allowance on deferred taxes	0	(583)	0	(838)
Net income tax expense	$321	$0	$1,036	$0
The provision for income taxes includes $123,000 and $211,000 of applicable income tax expense related to net security gains for the three months ended June 30, 2015 and 2014. The provision for income taxes includes $659,000 and $420,000 of applicable income tax expense related to net securities gains for the six months ended June 30, 2015 and 2014.

The components of the net deferred tax asset, included in other assets, are as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$5,104	$5,424
Deferred compensation	529	528
Retirement plans and salary continuation	1,752	1,695
Share-based compensation	208	102
Off balance sheet reserves	234	205
Nonaccrual loan interest	280	210
Goodwill	139	154
Bonus accrual	199	396
Low income housing credit carryforward	1,487	1,322
Alternative minimum tax credit carryforward	1,371	1,291
Charitable contribution carryforward	135	209
Net operating loss carryforward	5,687	6,606
Other	140	237
Total deferred tax assets	17,265	18,379
Deferred tax liabilities:
Depreciation	835	955
Net unrealized gains on securities available for sale	401	848
Mortgage servicing rights	627	606
Purchase accounting adjustments	386	421
Other	181	174
Total deferred tax liabilities	2,430	3,004
Net deferred tax asset	$14,835	$15,375

The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
As of June 30, 2015, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2020, 2035 and 2032, respectively.
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
Each subsequent quarter-end, the Company continued to weigh both positive and negative evidence and re-analyzed its position that a valuation allowance was required. At December 31, 2014, management noted the Company’s profitable operations over the past nine quarters, improvements in asset quality, strengthened capital position, reduced regulatory risk, as well as improvement in economic conditions. Based on this analysis, management determined that a full valuation allowance was no longer necessary, and the full amount of the valuation allowance was recaptured as of December 31, 2014. The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred tax assets would be realized, and recaptured the full valuation allowance at December 31, 2014. As a result of the recapture of the valuation allowance at December 31, 2014, the Company began recording income tax expense.
NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans, the purpose of which are to provide officers, employees, and non-employee members of the Board of Directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of June 30, 2015, 154,227 shares were available to be issued under the Plan.
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
A roll forward of the Company’s nonvested restricted shares for the six months ended June 30, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	155,500	$15.52
Granted	71,561	17.29
Forfeited	(19,180)	16.03
Vested	(2,500)	10.43
Nonvested shares, at period end	205,381	$16.15
For the three and six months ended June 30, 2015, $157,000 and $288,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $55,000 and $101,000 for the respective periods. For the three and six months ended June 30, 2014, $5,000 and $9,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $2,000 and $3,000 for the respective periods. As of June 30, 2015 and December 31, 2014, the unrecognized compensation expense related to the stock awards were $2,723,000 and $1,982,000. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.7 years.
A roll forward of the Company’s outstanding stock options for the six months ended June 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	148,193	$31.18
Forfeited	(18,413)	31.73
Expired	(27,600)	39.93
Options outstanding and exercisable, at period end	102,180	$28.72

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at June 30, 2015 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	37,024	4.90	$21.46
$25.00 - $29.99	2,792	4.76	25.76
$30.00 - $34.99	39,620	2.29	31.28
$35.00 - $39.99	22,744	2.02	36.45
$21.14 - $37.58	102,180	3.24	$28.72

The options outstanding and exercisable had no intrinsic value at June 30, 2015 and December 31, 2014 as each exercise price exceeded the market value.
The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries an opportunity to purchase stock of the Company. Under the employee stock purchase plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, up to the IRS limit, at the lower of 95% (85% prior to August 31, 2014) of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock, after making adjustments for stock dividends and a stock split, to be issued under the employee stock purchase plan. As of June 30, 2015, 195,679 shares were available to be issued under the employee stock purchase plan. Employees purchased 0 and 2,964 shares at a weighted average price of $0.00 and $15.74 for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, employees purchased 0 and 3,348 shares at a weighted average price of $0.00 and $13.92. Compensation expense recognized on the employee stock purchase plan totaled $0 and $3,000 for the three and six months ended June 30, 2015, and $0 and $8,000 for the three and six months ended June 30, 2014.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2015 and December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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
As of June 30, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.
The Company and the Bank’s actual capital ratios as of June 30, 2015, under the new Basel III Capital Rules, and December 31, 2014, under the previous U.S. risk based capital rules, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$131,323	16.6%	$63,429	8.0%	n/a	n/a
Orrstown Bank	129,385	16.3%	63,402	8.0%	$79,252	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,281	15.3%	47,571	6.0%	n/a	n/a
Orrstown Bank	119,364	15.1%	47,551	6.0%	63,402	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	121,281	15.3%	35,679	4.5%	n/a	n/a
Orrstown Bank	119,364	15.1%	35,664	4.5%	51,514	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,281	10.1%	48,124	4.0%	n/a	n/a
Orrstown Bank	119,364	9.9%	48,204	4.0%	60,255	5.0%
December 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$119,713	16.8%	$56,859	8.0%	n/a	n/a
Orrstown Bank	118,540	16.7%	56,835	8.0%	$71,043	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	110,750	15.6%	28,429	4.0%	n/a	n/a
Orrstown Bank	109,581	15.4%	28,417	4.0%	42,626	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	110,750	9.5%	46,496	4.0%	n/a	n/a
Orrstown Bank	109,581	9.4%	46,518	4.0%	58,148	5.0%

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
NOTE 7. EARNINGS PER SHARE
Earnings per share for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Net income	$1,502	$2,873	$3,964	$4,851
Weighted average shares outstanding (basic)	8,115	8,110	8,112	8,109
Impact of common stock equivalents	23	0	24	0
Weighted average shares outstanding (diluted)	8,138	8,110	8,136	8,109
Per share information:
Basic earnings per share	$0.19	$0.35	$0.49	$0.60
Diluted earnings per share	0.18	0.35	0.49	0.60
Stock options amounting to 128,000 and 196,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2015 and 2014 as their exercise would have been antidilutive as the exercise price exceeded the average market value. Stock options amounting to 129,000 and 201,000 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2015 and 2014 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

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

	Contract or Notional Amount
(Dollars in thousands)	June 30, 2015	December 31, 2014
Commitments to fund:
Revolving, open ended home equity loans	$108,832	$100,897
1-4 family residential construction loans	3,914	2,463
Commercial real estate, construction and land development loans	17,640	11,682
Commercial, industrial and other loans	78,009	71,483
Standby letters of credit	6,638	7,309
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of June 30, 2015 and December 31, 2014, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $500,000 and $485,000 at June 30, 2015 and December 31, 2014 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended June 30, 2015 and 2014, $83,000 and $131,000 was expensed through noninterest expense for this exposure and for the six months ended June 30, 2015 and 2014, the amount expensed was $15,000 and $61,000.
The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program with limited recourse was $47,171,000 and $51,773,000 at June 30, 2015 and December 31, 2014, with limited recourse back to the Company on these loans of $8,262,000 and $8,508,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF Program or recovering amounts previously charged off, with a resulting net charge (recovery) of $30,000 and $(35,000) for the three months ended June 30, 2015 and 2014, and $70,000 and $17,000 for the six months ended June 30, 2015 and 2014. These amounts, charged to other expenses represent an estimate of the Company’s loss under its recourse exposure.
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
The Company had no fair value liabilities measured on a recurring basis at June 30, 2015 and December 31, 2014. A summary of assets at June 30, 2015 and December 31, 2014, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2015
Securities available for sale:
U.S. Government Agencies	$0	$45,609	$0	$45,609
States and political subdivisions	0	98,388	0	98,388
U.S. Government Sponsored enterprises (GSE) residential mortgage-backed securities	0	140,965	0	140,965
GSE residential collateralized mortgage obligations (CMOs)	0	21,502	0	21,502
GSE commercial CMOs	0	69,896	0	69,896
Total debt securities	0	376,360	0	376,360
Equity securities - financial services	0	76	0	76
Total securities	$0	$376,436	$0	$376,436

December 31, 2014
Securities available for sale:
U.S. Government Agencies	$0	$23,958	$0	$23,958
States and political subdivisions	0	52,401	0	52,401
GSE residential mortgage-backed securities	0	175,596	0	175,596
GSE residential collateralized mortgage obligations (CMOs)	0	58,705	0	58,705
GSE commercial CMOs	0	65,472	0	65,472
Total debt securities	0	376,132	0	376,132
Equity securities - financial services	0	67	0	67
Total securities	$0	$376,199	$0	$376,199
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the allowance for loan losses or partial charge-offs were $4,527,000 and $4,413,000 at June 30, 2015 and December 31, 2014.
Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Cumulative specific charges to value the real estate owned at the lower of cost or fair value on properties held at June 30, 2015 and December 31, 2014 were $303,000 and $581,000. For the three and six months ended June 30, 2015, charges to the value of real estate owned were $0 and $0. For the three and six months ended June 30, 2014, charges were $0 and $9,000.
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2015
Impaired loans	$5,178	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 25% discount
			Management adjustments for liquidation expenses	0% - 43% discount
Foreclosed real estate	404	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 25% discount
December 31, 2014
Impaired loans	$4,859	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount
Foreclosed real estate	786	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 5% discount
			Management adjustments for liquidation expenses	6% - 18% discount

A summary of assets at June 30, 2015 and December 31, 2014, measured at estimated fair value on a nonrecurring basis was as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2015
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$1,102	$1,102
Non-owner occupied	0	0	913	913
Multi-family	0	0	329	329
Non-owner occupied residential	0	0	507	507
Acquisition and development:
Commercial and land development	0	0	41	41
Commercial and industrial	0	0	29	29
Residential mortgage:
First lien	0	0	2,023	2,023
Home equity - lines of credit	0	0	222	222
Installment and other loans	0	0	12	12
Impaired loans, net	$0	$0	$5,178	$5,178

Foreclosed real estate
Residential	$0	$0	$323	$323
Commercial and land development	0	0	81	81
Total foreclosed real estate	$0	$0	$404	$404
December 31, 2014
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$1,228	$1,228
Non-owner occupied	0	0	192	192
Multi-family	0	0	92	92
Non-owner occupied residential	0	0	937	937
Acquisition and development:
Commercial and land development	0	0	117	117
Commercial and industrial	0	0	29	29
Residential mortgage:
First lien	0	0	2,022	2,022
Home equity - lines of credit	0	0	229	229
Installment and other loans	0	0	13	13
Impaired loans, net	$0	$0	$4,859	$4,859

Foreclosed real estate
Residential	$0	$0	$217	$217
Commercial and land development	0	0	569	569
Total foreclosed real estate	$0	$0	$786	$786
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
Short-Term Borrowings
Fair values of the Company's short-term borrowings are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Long-Term Debt
The fair value of the Company’s fixed rate long-term borrowings is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.
Accrued Interest
The carrying amounts of accrued interest receivable and payable approximate their fair values.
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Financial Assets
Cash and due from banks	$15,707	$15,707	$15,707	$0	$0
Interest bearing deposits with banks	8,087	8,087	8,087	0	0
Restricted investments in bank stock	9,199	n/a	n/a	n/a	n/a
Securities available for sale	376,436	376,436	0	376,436	0
Loans held for sale	4,130	4,234	0	4,234	0
Loans, net of allowance for loan losses	737,678	737,868	0	0	737,868
Accrued interest receivable	3,359	3,359	0	1,817	1,542
Mortgage servicing rights	2,648	2,744	0	0	2,744
Financial Liabilities
Deposits	962,854	961,154	0	961,154	0
Short-term borrowings	103,276	103,276	0	103,276	0
Long-term debt	24,655	25,391	0	25,391	0
Accrued interest payable	258	258	0	258	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2014
Financial Assets
Cash and due from banks	$18,174	$18,174	$18,174	$0	$0
Interest bearing deposits with banks	13,235	13,235	13,235	0	0
Restricted investments in bank stock	8,350	n/a	n/a	n/a	n/a
Securities available for sale	376,199	376,199	0	376,199	0
Loans held for sale	3,159	3,249	0	3,249	0
Loans, net of allowance for loan losses	690,199	697,506	0	0	697,506
Accrued interest receivable	3,097	3,097	0	1,593	1,504
Mortgage servicing rights	2,684	2,785	0	0	2,785
Financial Liabilities
Deposits	949,704	950,667	0	950,667	0
Short-term borrowings	86,742	86,742	0	86,742	0
Long-term debt	14,812	15,610	0	15,610	0
Accrued interest payable	273	273	0	273	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 10. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
The Company, the Bank and certain current and former directors and executive officers (collectively, “Orrstown Defendants”) are defendants in a putative class action filed by Southeastern Pennsylvania Transportation Authority (“SEPTA”) on May 25, 2012, in the United States District Court for the Middle District of Pennsylvania. In a later amended complaint, the list of defendants was expanded to include the Company’s independent registered public accounting firm and the underwriters of the Company’s March 2010 public offering of common stock. The complaint, as amended, alleges among other things that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 15, 2010 through April 5, 2012, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief.
On June 22, 2015, the Court dismissed without prejudice SEPTA’s amended complaint against all defendants, finding that SEPTA failed to state a claim under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. The Court ordered that, within 30 days, SEPTA either seek leave to amend its amended complaint, accompanied by the proposed amendment, or file a notice of its intention to stand on the amended complaint.
On July 22, 2015, SEPTA filed a motion for leave to amend under Local Rule 15.1, as allowed by the Court’s ruling on June 22, 2015. Many of the allegations of the proposed second amended complaint are essentially the same or similar to the allegations of the dismissed amended complaint. The proposed second amended complaint also alleges that the Orrstown Defendants did not publicly disclose certain alleged failures of internal controls over loan underwriting, risk management, and financial reporting during the period 2009 to 2012, in violation of the federal securities laws.
The Company believes that the allegations of SEPTA’s proposed second amended complaint are without merit and intends to vigorously defend itself against those claims.
Given that the Court has not yet granted SEPTA permission to file its proposed second amended complaint, and that defendants have not yet filed their opposition to SEPTA’s motion to amend or had the opportunity to challenge the legal sufficiency of the proposed second amended complaint by motion to dismiss, it is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with SEPTA's proposed second amended complaint.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, Orrstown Bank. At June 30, 2015, the Company had total assets of $1,232,783,000, total liabilities of $1,102,521,000 and total shareholders’ equity of $130,262,000.
The U.S. economy is in its sixth year of recovery from one of its longest and most severe economic recessions in recent history. The strength of the recovery has been modest by historical standards, with GDP growth struggling to sustain momentum above 2.0%. Unemployment had been slow to decline until 2014, when the country experienced its best employment growth in over a decade. While the economic outlook finally appears strong enough that the FRB is expected to begin raising interest rates in 2015, most of the rest of the world's economies appear to be in a recession or experiencing decelerating growth. As a result, the dollar has strengthened significantly and commodity prices have fallen precipitously.
Caution About Forward Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting management’s current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions, and other risks and uncertainties, including those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and this Quarterly Report on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.
The following is a discussion of our consolidated financial condition at June 30, 2015 and results of operations for the six months ended June 30, 2015 and 2014. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the financial services industry in which it operates. Management, in order to prepare the Company’s consolidated financial statements, is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date through the date the financial statements are filed with the Securities and Exchange Commission. As this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources.
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

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2015 COMPARED TO QUARTER ENDED JUNE 30, 2014
Summary
The Company recorded net income of $1,502,000 for the second quarter of 2015 compared to net income of $2,873,000 for the same period in 2014. Diluted earnings per share amounted to $0.18 for the three months ended June 30, 2015, compared to $0.35 for the same period in 2014. Net interest income of $8,598,000 was $98,000 higher for the three months ended June 30, 2015 than in the same period of 2014. Despite higher average balances in loans during the first half of 2015 as compared to the same period of 2014, the impact of the flattening yield curve negatively impacted the Company's net interest margin. Maturing loans and securities were reinvested at lower rates; however, lowering rates on our deposits to the same extent was not feasible. Securities gains were $353,000 for the three months ended June 30, 2015, a decrease of $248,000 from the same period in the prior year. In addition, results continue to be aided by the absence of a provision for loan losses for the three months ended June 30, 2015 and 2014. Operating results for 2015 were influenced by the recording of income tax expense, whereas in 2014 no expense was recorded due to the valuation allowance on the net deferred tax asset.
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

For the three months ended June 30, 2015, net interest income measured on a fully tax equivalent basis increased $45,000 to $8,946,000 from $8,901,000 in the corresponding period in 2014. The reason for the increase in net interest income is the lowering of cost of funds on interest bearing liabilities resulted in total interest expense decreasing by an amount that exceeded the decline in interest income on interest earning assets.
Interest income earned on loans increased from $7,589,000 for the quarter ended June 30, 2014 to $8,021,000 for the same period in 2015, a $432,000 increase. The reason for the increase was an increase in the average balance of loans from $677,963,000 for the second quarter of 2014 to $744,542,000 for the same period in 2015, partially offset by a decrease in the average rate earned from 4.49% in the quarter ended June 30, 2014 to 4.32% in the same period in 2015. A combination of loans with higher rates paying off and new loans made at lower rates due to competitive market conditions have led to the lower interest rates earned on loans.
Securities interest income decreased $512,000 to $1,878,000 for the quarter ended June 30, 2015, from $2,390,000 for the same period in 2014. The primary reason for the decline is the average balance of securities has decreased from $432,335,000 in the second quarter of 2014 to $369,368,000 for the same period in 2015. The decrease in the average balance of securities is the result of sales and pay downs on securities available for sale used to fund loan growth. Also, as securities mature or pay off, the funds are reinvested at lower rates which resulted in a decrease in the tax equivalent yield from 2.22% for the three months ended June 30, 2014 to 2.04% in the same period in 2015.
Interest expense on deposits and borrowings for the three months ended June 30, 2015 was $970,000, a decrease of $115,000, from $1,085,000 in the same period in 2014. The Company’s cost of funds on interest-bearing liabilities declined to 0.42% for the quarter ended June 30, 2015 from 0.46% for the same period in 2014. The decrease in the total cost of funds was the result of a more favorable mix of deposits, in which a greater percentage of deposits were in the lower cost interest-bearing demand deposits for the three months ended June 30, 2015 compared to the same period in 2014.
The Company’s net interest spread of 3.10% decreased one basis point in the quarter ended June 30, 2015 as compared to the same period in 2014. Net interest margin was 3.18% for the quarters ended June 30, 2015 and June 30, 2014.

The table below presents net interest income on a fully taxable equivalent basis (FTE), net interest spread and net interest margin for the quarters ended June 30, 2015 and 2014.

	June 30, 2015			June 30, 2014
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$14,429	$17	0.47%	$12,375	$7	0.24%
Securities	369,368	1,878	2.04	432,335	2,390	2.22
Loans	744,542	8,021	4.32	677,963	7,589	4.49
Total interest-earning assets	1,128,339	9,916	3.52	1,122,673	9,986	3.57
Other assets	82,987			61,222
Total	$1,211,326			$1,183,895
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$502,182	$225	0.18	$484,709	$208	0.17
Savings deposits	84,366	34	0.16	84,749	34	0.16
Time deposits	230,937	521	0.90	311,890	718	0.92
Short term borrowings	94,953	81	0.34	44,284	31	0.28
Long term debt	24,700	109	1.77	23,146	94	1.63
Total interest bearing liabilities	937,138	970	0.42	948,778	1,085	0.46
Non-interest bearing demand deposits	132,063			122,584
Other	10,617			13,615
Total Liabilities	1,079,818			1,084,977
Shareholders’ Equity	131,508			98,918
Total	$1,211,326			$1,183,895
Net interest income (FTE)/net interest spread		8,946	3.10%		8,901	3.11%
Net interest margin			3.18%			3.18%
Tax-equivalent adjustment		(348)			(401)
Net interest income		$8,598			$8,500

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Provision for Loan Losses
The Company recorded no provision for loan losses for the three months ended June 30, 2015 and 2014. In determining the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses, as noted in the "Asset Quality" section. For both periods presented, the favorable historical charge-off data combined with relatively stable economic and market conditions has resulted in the determination that no additional provision for loan losses was required to offset net charge-offs, additional reserves needed on impaired loans, or for loan growth experienced during the periods.
See further discussion in the “Allowance for Loan Losses” section.
Noninterest Income
Noninterest income, excluding securities gains, totaled $4,530,000 for the three months ended June 30, 2015, compared to $4,536,000 for the same period in 2014. While noninterest income was nearly identical between the two periods, the components of noninterest income, excluding securities gains, varied during the second quarter of 2015 compared to the same period in 2014, as noted below.

•
The Company continues to experience declines in service charges on deposits from $1,412,000 for the three months ended June 30, 2014 to $1,299,000 for the same period in 2015. This 8.0% decline reflects changes in consumer spending behavior patterns, particularly insufficient funds charges, as customers have increased real time access as to their funds availability through the internet and phone.

•
Mortgage banking activities generated revenue of $793,000 for the three months ended June 30, 2015 compared to $562,000 for the same period in 2014, a $231,000, or 41.1% increase. Favorable real estate and interest rate conditions led to the increase in mortgage banking activities.

•
Other income of $194,000 for the three months ended June 30, 2015 was $95,000, or 32.9%, lower than for the same period in 2014 due principally to a reduced level of gains on sale of other real estate, which totaled $166,000 for the second quarter of 2015, compared to $259,000 in the second quarter of 2014.

Securities gains totaled $353,000 for the three months ended June 30, 2015, compared to $602,000 for the same period in 2014. For both periods, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to realize earnings on securities through gains, while funding the cash requirements of lending activity.
Noninterest Expenses
Noninterest expenses amounted to $11,658,000 for the three months ended June 30, 2015, compared to $10,765,000 for the corresponding prior year period, an increase of 8.3%. The following factors contributed to the net increase in noninterest expense.

•
Salaries and employee benefits increased $279,000, or 4.7% to $6,158,000 for the three months ended June 30, 2015 compared to the same period in 2014. The 2015 results were negatively impacted by severance costs that totaled approximately $360,000 recognized in the second quarter of 2015.

•
Furniture and equipment expense of $763,000 for the three months ended June 30, 2015 represented a decrease of $73,000 from $836,000 for the same period in 2014. The decrease was due principally to lower depreciation charges.

•
Data processing costs of $480,000 for the three months ended June 30, 2015 represents an increase of $112,000, or 30.4%, from $368,000 for the same period in 2014, due to higher volumes and costs associated with more sophisticated product and service offerings.

•
Professional services expenses, which include legal fees, accounting and consulting, totaled $820,000 for the three months ended June 30, 2015 and represented an increase of $272,000 from $548,000 for the same period in 2014. The increase in professional services is primarily the result of costs associated with certain legal matters, including outstanding litigation against the Company and an ongoing confidential investigation being conducted by the Securities and Exchange Commission.

•
Advertising and bank promotions expense totaled $324,000 for the three months ended June 30, 2015, a $106,000, or 48.6%, increase from $218,000 for the same period in 2014, as the Company’s brand promotion spending increased in the second quarter of 2015.

•
FDIC insurance premiums totaled $184,000 for the three months ended June 30, 2015, compared to $359,000 for the same period in 2014, a decline of $175,000, or 48.7%. This decline in FDIC insurance premiums was primarily due to a decrease in the assessment rate as the Company’s risk profile continued to improve.

•
Collection and problem loan expense decreased $57,000, or 35.8%, to $102,000 for the three months ended June 30, 2015, as compared to the same period in 2014, and reflects improvement in the level of classified loans between the two periods.

•
Taxes other than income totaled $226,000 for the three months ended June 30, 2015, a $70,000 increase over the same period in 2014 as Pennsylvania’s Bank Shares tax is based on shareholders’ equity at the beginning of the year. A combination of 2014’s earnings and unrealized gains on securities, net of tax, resulted in the increase in this equity-based tax.

•
Included in operating expenses are losses associated with loans sold on the secondary market for credit enhancements that the Company provided to the investor. Credit enhancement losses totaled $209,000 for the three months ended June 30, 2015, compared to a net recovery of amounts previously expensed of $35,000 for the same period in 2014.
The Company’s efficiency ratio rose for the three months ended June 30, 2015 to 86.8% compared to 81.1% for the same period in 2014. The deterioration in the ratio was primarily the result of the increase in noninterest expense exceeding the modest increase in net interest income. The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization and other real estate income and expenses.
Income Tax Expense
Income tax expense totaled $321,000 for the three months ended June 30, 2015, for an effective tax rate of 17.6% compared to no income tax expense for the same period in 2014.
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
SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014
Summary
The Company recorded net income of $3,964,000 for the six months ended June 30, 2015 compared to net income of $4,851,000 for the same period in 2014. Diluted EPS for the six months ended June 30, 2015 were $0.49, compared to $0.60 for the six months ended June 30, 2014. Net income for the first six months of 2015 was influenced by the recording of income tax expense, whereas in 2014 no expense was recorded during the first half of the year due to the valuation allowance on the net deferred tax asset, and by higher levels of gains on sales of securities, which were $683,000 higher than in the same period in the prior year. In addition, results continue to be aided by the absence of a provision for loan losses for the six months ended June 30, 2015 and 2014.
Net Interest Income
The table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the six months ended June 30, 2015 and 2014.
For the six months ended June 30, 2015, net interest income measured on a fully tax equivalent basis decreased $278,000 to $17,565,000 from $17,843,000 in the corresponding period in 2014. The primary reason for the decrease in net interest income was a decrease in the rates earned on interest earning assets; only partially offset by lower cost of funds of interest bearing liabilities.
Interest income earned on loans increased $292,000 from $15,330,000 for the quarter ended June 30, 2014 to $15,622,000 for the same period in 2015. The primary reason for the increase was growth in the average loan balance from $675,178,000 for the six months ended June 30, 2014 to $729,022,000 for the same period in 2015. Loans paying off at higher rates than the new loans originated, as well as competitive market conditions have led to the decline in interest rates earned on loans from 4.58% for the six months ended June 30, 2014 to 4.32% for the corresponding period in 2015.
Securities interest income decreased $885,000 to $3,783,000 for the six months ended June 30, 2015, from $4,668,000 for the same period in 2014. The average balance on securities has decreased from $422,703,000 for the six months ended June 30, 2014 to $363,037,000 for the same period in 2015. As securities mature or pay off, the funds are reinvested at lower rates which resulted in a decrease in the tax equivalent yield from 2.23% for the six months ended June 30, 2015 to 2.10% in the same period in 2015. Included in interest income on securities for the six months ended June 30, 2015 is a $161,000 special dividend by the Federal Home Loan Bank of Pittsburgh that favorably impacted the yield on securities by four basis points.
Interest expense on deposits and borrowings for the six months ended June 30, 2015 was $1,883,000, a decrease of $287,000, from $2,170,000 in the same period in 2014. The Company’s cost of funds on interest bearing liabilities has declined to 0.41% for the six months ended June 30, 2015 from 0.46% for the same period in 2014. The interest rate environment has allowed the Company to replace maturing time deposits with funds at slightly lower rates.

The Company’s net interest spread of 3.11% decreased 6 basis points for the six months ended June 30, 2015 as compared to the same period in 2014. Net interest margin for the six months ended June 30, 2015 was 3.18%, a 6 basis point decrease from 3.24% for the six months ended June 30, 2014.
The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the six months ended June 30, 2015 and 2014:

	June 30, 2015			June 30, 2014
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$21,957	$43	0.39%	$12,637	$15	0.24%
Securities	363,037	3,783	2.10	422,703	4,668	2.23
Loans	729,022	15,622	4.32	675,178	15,330	4.58
Total interest-earning assets	1,114,016	19,448	3.52	1,110,518	20,013	3.63
Other assets	82,346			61,101
Total	$1,196,362			$1,171,619
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$503,277	$444	0.18	$481,556	$394	0.16
Savings deposits	86,007	68	0.16	82,586	67	0.16
Time deposits	232,981	1,045	0.90	311,295	1,455	0.94
Short term borrowings	86,708	141	0.33	47,484	64	0.27
Long term debt	20,430	185	1.83	20,551	190	1.86
Total interest bearing liabilities	929,403	1,883	0.41	943,472	2,170	0.46
Non-interest bearing demand deposits	125,501			119,415
Other	10,890			12,289
Total Liabilities	1,065,794			1,075,176
Shareholders’ Equity	130,568			96,443
Total	$1,196,362			$1,171,619
Net interest income (FTE)/net interest spread		17,565	3.11%		17,843	3.17%
Net interest margin			3.18%			3.24%
Tax-equivalent adjustment		(652)			(827)
Net interest income		$16,913			$17,016

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Provision for Loan Losses
The Company recorded no provision for loan losses for the six months ended June 30, 2015 and 2014. In determining the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses, as noted in the "Asset Quality" section. For both periods presented, the favorable historical charge-off data combined with relatively stable economic and market conditions has resulted in the determination that no additional provision for loan losses was required to offset net charge-offs, additional reserves needed on impaired loans, or for loan growth experienced during the periods.
See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income
Noninterest income, excluding securities gains, totaled $8,369,000 for the six months ended June 30, 2015, compared to $8,377,000 for the same period in 2014. Several factors contributed to the net change in noninterest income, excluding security gains, for the first six months of 2015 compared to the same period in 2014, as noted below.

•
The Company experienced a decline in service charges on deposits from $2,681,000 for the six months ended June 30, 2014 to $2,492,000 for the same period in 2015. This decline in service charges on deposits reflects changes in consumer spending behavior patterns, particularly insufficient fund charges, as customers have increased real time access to their funds availability through the internet and phone.

•
Mortgage banking activities generated revenue of $1,313,000 for the six months ended June 30, 2015 compared to $1,021,000 for the same period in 2014. Favorable real estate and interest rate conditions led to the increase in mortgage banking activities.

•
Other income of $234,000 for the six months ended June 30, 2015 was a $90,000 decrease compared to $324,000 for the same period in 2014. The primary reason for the decrease was due to $259,000 in gains on sales of other real estate owned for the six months ended June 30, 2014, compared to $173,000 in gains recorded for the same period in 2015.

Securities gains totaled $1,882,000 for the six months ended June 30, 2015 compared to $1,199,000 for the same period in 2014. For both periods, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to realize earnings on securities through gains, while funding the cash requirements of lending.
Noninterest Expenses
Noninterest expenses amounted to $22,164,000 for the six months ended June 30, 2015, compared to $21,741,000 for the corresponding prior year period. The changes in certain components of noninterest expenses for the six months ended June 30, 2015 and 2014, are described below.

•
Salaries and employee benefits totaled $12,058,000 for the six months ended June 30, 2015, compared to $11,691,000 for the six months ended June 30, 2014, an increase of $367,000, or 3.1%. Salaries and benefits were negatively impacted by severance costs that totaled approximately $360,000 recognized in the second quarter of 2015.

•
Furniture and equipment expense of $1,506,000 for the six months ended June 30, 2015 represented a decrease of $166,000 from $1,672,000 for the same period in 2014. The decrease was due principally to losses on disposal of equipment in the 2014 period of $46,000 for assets that were retired early and lower depreciation charges.

•
Data processing costs of $947,000 for the six months ended June 30, 2015 represented an increase of $198,000, or 26.4%, from $749,000 for the same period in 2014, due to higher volumes and costs associated with more sophisticated product and service offerings.

•
Advertising and bank promotions expense totaled $569,000 for the six months ended June 30, 2015, a $74,000, or 11.5%, decrease from $643,000 for the same period in 2014, as the Company’s brand promotion spending was more heavily concentrated in the first half of 2014.

•
FDIC insurance expense decreased $393,000 to $430,000 for the six months ended June 30, 2015 compared to $823,000 for the same period in 2014, a decline of 47.8%. This decline in FDIC insurance premiums is due to a decrease in the assessment rate, as the Company’s risk profile continued to improve.

•
Professional services expenses, which include legal fees, accounting and consulting, totaled $1,332,000 for the six months ended June 30, 2015 and represented an increase of $156,000 from $1,176,000 for the same period in 2014. The increase in professional services is primarily the result of costs associated with certain legal matters, including outstanding litigation against the Company and an ongoing confidential investigation being conducted by the Securities and Exchange Commission.

•
Collection and problem loan expense totaled $198,000 for the six months ended June 30, 2015, a $120,000 decrease from $318,000 for the same period in 2014, and reflects improvement in the level of classified loans between the two periods.

•
Taxes, other than income totaled $452,000 for the six months ended June 30, 2015, an approximate 44.0% increase over the same period in 2014 as Pennsylvania’s Bank Shares tax is based on shareholders’ equity at the beginning of the year. A combination of 2014’s earnings and unrealized gains on securities, net of tax, resulted in the increase in this equity-based tax.

•
Included in other operating expenses are losses associated with loans sold on the secondary market for credit enhancements that the Company provided to the investor. For the six months ended June 30, 2015, these credit enhancement losses were $267,000 higher than for the same period in 2014.

The Company’s efficiency ratio increased for the six months ended June 30, 2015 to 85.3%, compared to 83.1% for the same period in 2014. The higher, or less favorable, ratio between the two periods was primarily the result of higher noninterest expenses combined with lower revenues for the periods.
Income Tax Expense
Income tax expense totaled $1,036,000 for the six months ended June 30, 2015, for an effective tax rate of 20.7% compared to no income tax expense for the same period in 2014.
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
Securities Available for Sale
The Company utilizes securities available for sale as a tool for managing interest rate risk to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of June 30, 2015, securities available for sale were $376,436,000, an increase of $237,000, from December 31, 2014’s balance of $376,199,000. Many of the securities have monthly cash flows which will provide cash flow to fund loan growth as the loan pipeline expands.
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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of June 30, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial real estate:
Owner-occupied	$112,419	$100,859
Non-owner occupied	149,022	144,301
Multi-family	25,376	27,531
Non-owner occupied residential	51,585	49,315
Acquisition and development:
1-4 family residential construction	6,961	5,924
Commercial and land development	33,721	24,237
Commercial and industrial	60,286	48,995
Municipal	59,366	61,191
Residential mortgage:
First lien	123,775	126,491
Home equity - term	18,952	20,845
Home equity - lines of credit	103,187	89,366
Installment and other loans	6,880	5,891
	$751,530	$704,946
The loan portfolio at June 30, 2015 of $751,530,000 reflected an increase of $46,584,000, or 6.6%, from $704,946,000 at December 31, 2014. Growth was achieved in all loan segments, as our sales and marketing efforts have been increased as we worked through our regulatory issues. Competition for new business opportunities remains strong, which may temper loan growth in future quarters.
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
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of June 30, 2015, December 31, 2014 and June 30, 2014. Relevant asset quality ratios are also presented.

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Nonaccrual loans (cash basis)	$10,261	$14,432	$20,528
Other real estate (OREO)	1,062	932	1,415
Total nonperforming assets	11,323	15,364	21,943
Restructured loans still accruing	1,004	1,100	6,104
Loans past due 90 days or more and still accruing	171	0	123
Total risk assets	$12,498	$16,464	$28,170
Loans 30-89 days past due	$1,984	$1,612	$5,614
Asset quality ratios:
Nonaccrual loans to loans	1.37%	2.05%	3.02%
Nonperforming assets to assets	0.92%	1.29%	1.88%
Total nonperforming assets to total loans and OREO	1.50%	2.18%	3.23%
Total risk assets to total loans and OREO	1.66%	2.33%	4.14%
Total risk assets to total assets	1.01%	1.38%	2.41%
Allowance for loan losses to total loans	1.84%	2.09%	3.01%
Allowance for loan losses to nonaccrual loans	135.00%	102.18%	99.50%
Allowance for loan losses to nonaccrual and restructured loans still accruing	122.96%	94.95%	76.69%

Risk assets, defined as nonaccrual loans, restructured loans, loans past due 90 days or more and still accruing, and other real estate owned, totaled $12,498,000 at June 30, 2015, which was a decrease of $3,966,000, or 24.1%, from the balance at December 31, 2014 of $16,464,000, and a decrease of $15,672,000, or 55.6% from June 30, 2014. Loans on nonaccrual status declined from $14,432,000 at December 31, 2014 to $10,261,000 at June 30, 2015. The Company continues to work through risk assets in order to reduce the level of nonperforming assets and the risk of future credit losses.

A further breakdown of impaired loans at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,438	$0	$2,438	$3,288	$0	$3,288
Non-owner occupied	1,004	0	1,004	1,680	0	1,680
Multi-family	472	0	472	320	0	320
Non-owner occupied residential	838	0	838	1,500	0	1,500
Acquisition and development
Commercial and land development	41	201	242	123	287	410
Commercial and industrial	808	0	808	2,437	0	2,437
Residential mortgage:
First lien	3,861	803	4,664	4,509	813	5,322
Home equity - term	177	0	177	70	0	70
Home equity - lines of credit	601	0	601	479	0	479
Installment and other loans	21	0	21	26	0	26
	$10,261	$1,004	$11,265	$14,432	$1,100	$15,532
As of June 30, 2015, the Company had 97 lending relationships with loans that were considered impaired, and were included in the impaired loan balance of $11,265,000, compared to 94 lending relationships with an impaired loan balance of $15,532,000 at December 31, 2014. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at June 30, 2015 and December 31, 2014.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves at Period End
June 30, 2015
Relationships greater than $1,000,000	0	$0	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,246	475	0
Relationships greater than $250,000 but less than $500,000	8	3,035	742	159
Relationships less than $250,000	87	6,984	3,040	111
	97	$11,265	$4,257	$270
December 31, 2014
Relationships greater than $1,000,000	2	$3,687	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,156	0	0
Relationships greater than $250,000 but less than $500,000	11	3,558	804	0
Relationships less than $250,000	79	7,131	3,421	188
	94	$15,532	$4,225	$188
The Company takes partial charge-offs on collateral-dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss, or on restructured loans that are still accruing, and the impairment is based on discounted cash flows.
Of the relationships deemed to be impaired at June 30, 2015, none had an outstanding book balance in excess of $1,000,000. Eighty-seven (87) of the relationships, or nearly 90% of the total number of impaired relationships, have recorded balances less than $250,000, which reduces the likelihood of a large loss on one particular loan.
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of June 30, 2015. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance of $1,062,000 consists of 15 properties owned by the Company, 10 of which were commercial properties and totaled $755,000, and five (5) residential properties that totaled $307,000. The largest commercial property with a carrying value of $254,000 was land originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. A second commercial property is land divided into three parcels with a carrying value of $221,000. The remaining properties have carrying values of $100,000 or less and are also carried at the lower of cost or fair value, less costs to dispose.
As of June 30, 2015, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.
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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2015
Commercial real estate:
Owner-occupied	$103,197	$1,233	$5,551	$2,438	$0	$112,419
Non-owner occupied	128,046	12,616	7,356	1,004	0	149,022
Multi-family	22,085	1,524	1,295	472	0	25,376
Non-owner occupied residential	47,019	1,853	1,875	838	0	51,585
Acquisition and development:
1-4 family residential construction	6,961	0	0	0	0	6,961
Commercial and land development	31,924	228	1,327	242	0	33,721
Commercial and industrial	57,495	933	1,050	808	0	60,286
Municipal	59,366	0	0	0	0	59,366
Residential mortgage:
First lien	119,111	0	0	4,664	0	123,775
Home equity - term	18,775	0	0	177	0	18,952
Home equity - lines of credit	102,170	275	141	601	0	103,187
Installment and other loans	6,859	0	0	21	0	6,880
	$703,008	$18,662	$18,595	$11,265	$0	$751,530
December 31, 2014
Commercial real estate:
Owner-occupied	$89,815	$2,686	$5,070	$3,288	$0	$100,859
Non-owner occupied	120,829	20,661	1,131	1,680	0	144,301
Multi-family	24,803	1,086	1,322	320	0	27,531
Non-owner occupied residential	43,020	2,968	1,827	1,500	0	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	5,924
Commercial and land development	22,261	233	1,333	410	0	24,237
Commercial and industrial	43,794	850	1,914	2,437	0	48,995
Municipal	61,191	0	0	0	0	61,191
Residential mortgage:
First lien	121,160	9	0	5,290	32	126,491
Home equity - term	20,775	0	0	70	0	20,845
Home equity - lines of credit	88,164	630	93	479	0	89,366
Installment and other loans	5,865	0	0	26	0	5,891
	$647,601	$29,123	$12,690	$15,500	$32	$704,946
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

Activity in the allowance for loan losses for the three months ended June 30, 2015 and 2014 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2015
Balance, beginning of period	$9,346	$588	$665	$121	$10,720	$2,567	$116	$2,683	$1,058	$14,461
Provision for loan losses	(750)	132	188	(2)	(432)	479	74	553	(121)	0
Charge-offs	(475)	0	(24)	0	(499)	(151)	(9)	(160)	0	(659)
Recoveries	11	0	15	0	26	23	1	24	0	50
Balance, end of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
June 30, 2014
Balance, beginning of period	$13,719	$474	$919	$244	$15,356	$3,112	$126	$3,238	$1,903	$20,497
Provision for loan losses	645	407	(224)	(66)	762	(741)	81	(660)	(102)	0
Charge-offs	(415)	(34)	(55)	0	(504)	(16)	(54)	(70)	0	(574)
Recoveries	104	5	353	0	462	7	33	40	0	502
Balance, end of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425

Activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(813)	45	51	(64)	(781)	973	89	1,062	(281)	0
Charge-offs	(541)	(22)	(50)	0	(613)	(352)	(29)	(381)	0	(994)
Recoveries	24	0	37	0	61	35	3	38	0	99
Balance, end of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
June 30, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	1,383	211	(164)	(66)	1,364	(1,222)	125	(1,097)	(267)	0
Charge-offs	(674)	(34)	(64)	0	(772)	(209)	(121)	(330)	0	(1,102)
Recoveries	129	5	357	0	491	13	58	71	0	562
Balance, end of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425
The allowance for loan losses totaled $13,852,000 at June 30, 2015, a decrease of $895,000 from $14,747,000 at December 31, 2014, due to net charge-offs of $895,000 during the period. Despite the reduction in the allowance for loan losses balance from December 31, 2014, allowance coverage metrics remain strong, with the allowance for loan losses to total loans ratio at 1.84% at June 30, 2015, and the allowance for loan losses to nonaccrual loans coverage ratio at 135.00%.
Net charge-offs were $609,000 and $895,000 for the three and six months ended June 30, 2015, compared to $72,000 and $540,000 for the same periods in 2014, resulting in a ratio of annualized net charge-offs to average loans outstanding of 0.33% and 0.25% for the three and six months ended June 30, 2015 and 0.04% and 0.16% for the same periods in 2014. For both periods presented, favorable historical charge-off data in which large charge off years migrated off in the historical calculation, combined with relatively stable economic and market conditions has resulted in the determination that no additional provision for loan losses were required to offset net charge-offs, additional reserves needed on impaired loans, or for loan growth experienced during the periods.

The following summarizes the ending loan balances individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan losses allocation for each at June 30, 2015 and December 31, 2014.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2015
Loans allocated by:
Individually evaluated for impairment	$4,752	$242	$808	$0	$5,802	$5,442	$21	$5,463	$0	$11,265
Collectively evaluated for impairment	333,650	40,440	59,478	59,366	492,934	240,472	6,859	247,331	0	740,265
	$338,402	$40,682	$60,286	$59,366	$498,736	$245,914	$6,880	$252,794	$0	$751,530
Allowance for loan losses allocated by:
Individually evaluated for impairment	$144	$0	$0	$0	$144	$117	$9	$126	$0	$270
Collectively evaluated for impairment	7,988	720	844	119	9,671	2,801	173	2,974	937	13,582
	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
December 31, 2014
Loans allocated by:
Individually evaluated for impairment	$6,788	$410	$2,437	$0	$9,635	$5,871	$26	$5,897	$0	$15,532
Collectively evaluated for impairment	315,218	29,751	46,558	61,191	452,718	230,831	5,865	236,696	0	689,414
	$322,006	$30,161	$48,995	$61,191	$462,353	$236,702	$5,891	$242,593	$0	$704,946
Allowance for loan losses allocated by:
Individually evaluated for impairment	$2	$0	$0	$0	$2	$173	$13	$186	$0	$188
Collectively evaluated for impairment	9,460	697	806	183	11,146	2,089	106	2,195	1,218	14,559
	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at June 30, 2015 and December 31, 2014. In addition to the reserve allocations on impaired loans noted above, 27 loans, with aggregate outstanding general ledger principal balances of $4,180,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $4,257,000 at June 30, 2015. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the allowance for loan losses reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased from $1,218,000 at December 31, 2014 to $937,000 at June 30, 2015 and represents 6.8% of the entire allowance for loan losses balance at June 30, 2015.
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

Deposits
Total deposits were $962,854,000 at June 30, 2015, an increase of $13,150,000, or 1.4%, from $949,704,000 at December 31, 2014, which included a shift to non-interest bearing deposits, which grew by $26,488,000, or 23%. A decrease was experienced in time deposits, which are interest rate sensitive, and the Company allowed them to runoff and replace the funding with lower cost alternatives.
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
Total shareholders’ equity increased $2,997,000 from $127,265,000 at December 31, 2014 to $130,262,000 at June 30, 2015. The primary reason for the increase in shareholders’ equity was the $3,385,000 net income retained for the six months ended June 30, 2015, and $143,000 for the issuance of common stock, offset by a $831,000 decrease in accumulated other comprehensive income, net of taxes.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2015 and December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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

As of June 30, 2015, $7,993,000 of the Company's deferred tax asset was disallowed for Tier 1 capital purposes pertaining to tax attribute deferred tax assets, including net operating loss carryforwards, net of a portion of deferred tax liabilities, subject to Basel III transition rules.
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

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of June 30, 2015, $4,327,000 of the allowance for credit losses was excluded from Tier 2 capital.

Regulatory Capital. As of June 30, 2015 and December 31, 2014, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of June 30, 2015 and December 31, 2014 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$131,323	16.6%	$63,429	8.0%	n/a	n/a
Orrstown Bank	129,385	16.3%	63,402	8.0%	$79,252	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	121,281	15.3%	47,571	6.0%	n/a	n/a
Orrstown Bank	119,364	15.1%	47,551	6.0%	63,402	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	121,281	15.3%	35,679	4.5%	n/a	n/a
Orrstown Bank	119,364	15.1%	35,664	4.5%	51,514	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	121,281	10.1%	48,124	4.0%	n/a	n/a
Orrstown Bank	119,364	9.9%	48,204	4.0%	60,255	5.0%
December 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$119,713	16.8%	$56,859	8.0%	n/a	n/a
Orrstown Bank	118,540	16.7%	56,835	8.0%	$71,043	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	110,750	15.6%	28,429	4.0%	n/a	n/a
Orrstown Bank	109,581	15.4%	28,417	4.0%	42,626	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	110,750	9.5%	46,496	4.0%	n/a	n/a
Orrstown Bank	109,581	9.4%	46,518	4.0%	58,148	5.0%
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
In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve Bank. Under the Written Agreement entered into with the Federal Reserve Bank in March 2012, the Company was restricted from paying any dividends or repurchasing any stock without prior regulatory approval. The Written Agreement was terminated by the Federal Reserve Bank on April 1, 2015. On April 22, 2015, the Company declared a dividend of $0.07 per common share, payable May 21, 2015 to shareholders of record as of May 8, 2015, and on July 22, 2015, a $0.07 per common share dividend was declared, payable August 20, 2015 to shareholders of record August 7, 2015.

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
The simulation analysis results are presented in Table 7a. These results, as of June 30, 2015, indicate that the Company would expect net interest income to decrease over the next twelve months by 1.6% assuming a downward shock in market interest rates of 1.00%, and to decrease by 4.5% assuming an upward shock of 2.00%. This profile reflects an acceptable short-

term interest rate risk position. However, a decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.
Earnings at risk simulations for December 31, 2014, exhibited greater sensitivity to rising interest rates.
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
The net present value analysis results are presented in Table 7b. These results, as of June 30, 2015, indicate that the net present value would increase 2.9% assuming a downward shift in market interest rates of 1.00% and decrease 5.5% if interest rates shifted up 2.00% in the same manner.

Table 7a - Earnings at Risk			Table 7b - Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	June 30, 2015	December 31, 2014	Change in Market Interest Rates	June 30, 2015	December 31, 2014

(100)	(1.6%)	(1.5%)	(100)	2.9%	2.2%
200	(4.5%)	(6.1%)	200	(5.5%)	(6.8%)

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of June 30, 2015, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Second Scheduling Order stayed all discovery in the case pending the outcome of the motions to dismiss, and informed the parties that, if required, a telephonic conference to address discovery and the filing of SEPTA’s motion for class certification would be scheduled after the Court’s ruling on the motions to dismiss.
On April 10, 2015, pursuant to Court order, all parties filed supplemental briefs addressing the impact of the United States Supreme Court’s March 24, 2015 decision in Omnicare, Inc. v. Laborers District Council Construction Industry Pension Fund on defendants’ motions to dismiss the amended complaint.
On June 22, 2015, in a 96-page Memorandum, the Court dismissed without prejudice SEPTA’s amended complaint against all defendants, finding that SEPTA failed to state a claim under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. The Court ordered that, within 30 days, SEPTA either seek leave to amend its amended complaint, accompanied by the proposed amendment, or file a notice of its intention to stand on the amended complaint.
On July 22, 2015, SEPTA filed a motion for leave to amend under Local Rule 15.1, and attached a copy of its proposed second amended complaint to its motion. Many of the allegations of the proposed second amended complaint are essentially the same or similar to the allegations of the dismissed amended complaint. The proposed second amended complaint also alleges that the Orrstown Defendants did not publicly disclose certain alleged failures of internal controls over loan underwriting, risk management, and financial reporting during the period 2009 to 2012, in violation of the federal securities laws.
The allegations of SEPTA’s proposed second amended complaint disclose the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the Securities and Exchange Commission (“Commission”). The Commission inquiry is not an indication that the Commission believes the Company or anyone else has violated federal securities laws or regulations. Nor does it mean that the Commission has a negative opinion of any person, entity, or security. The investigation is ongoing and the Company has been cooperating fully with the Commission.
The Company believes that the allegations of SEPTA’s proposed second amended complaint are without merit and intends to vigorously defend itself against those claims.

Given that the Court has not yet granted SEPTA permission to file its proposed second amended complaint, and that defendants have not yet filed their opposition to SEPTA’s motion to amend or had the opportunity to challenge the legal sufficiency of the proposed second amended complaint by motion to dismiss, it is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with SEPTA's proposed second amended complaint.

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by the Company's quarterly report on form 10-Q for the quarter ended March 31, 2015, except as described herein.
The risk factor entitled "Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations," is supplemented with the following:
As set forth in Part II, Item 1 - Legal Proceedings, of this Quarterly Report on Form 10-Q, the allegations of SEPTA’s proposed second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the Commission. In cooperating fully with the Commission in connection with the inquiry, the Company has incurred, and will continue to incur, significant additional noninterest expenses for professional services such as legal fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014 - Noninterest Expenses,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 - Noninterest Expenses.” While the Commission’s inquiry is ongoing and the Company is cooperating fully with the Commission, it is expected that the Company will continue to incur significant additional noninterest expenses for professional services, such as legal fees. The Commission’s inquiry is not an indication that the Commission believes the Company or anyone else has violated federal securities laws or regulations. Nor does it mean that the Commission has a negative opinion of any person, entity, or security. If the Commission determines that there were violations of federal securities laws, the Commission could bring enforcement actions against the Company or certain individual former or current employees of the Company, or administrative proceedings against the Company or its former or current employees.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
For the quarter ended June 30, 2015, there were no repurchases of common equity securities by the Company.
The Company did not sell any unregistered securities during the quarter ended June 30, 2015.

Item 3 – Defaults Upon Senior Securities
Not applicable.

Item 4 – Mine Safety Disclosures
Not applicable.

Item 5 – Other Information
None.

Item 6 – Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed March 1, 2013.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1	Revolving Line of Credit Promissory Note (Unsecured) between Orrstown Financial Services, Inc. and Atlantic Community Bankers Bank

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

*	Attached as Exhibit 101 to this Form 10-Q are documents formatted in XBRL (Extensive Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David P. Boyle
David P. Boyle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2015

ORRSTOWN FINANCIAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed March 1, 2013.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1	Revolving Line of Credit Promissory Note (Unsecured) between Orrstown Financial Services, Inc. and Atlantic Community Bankers Bank

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *
All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

*	Attached as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (Extensive Business Reporting Language).