Form 10-Q
period 2015-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2015-11-06
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Number of shares outstanding of the registrant’s Common Stock as of November 3, 2015: 8,277,037.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$15,013	$18,174
Interest bearing deposits with banks	19,259	13,235
Cash and cash equivalents	34,272	31,409
Restricted investments in bank stock	7,106	8,350
Securities available for sale	394,251	376,199
Loans held for sale	4,117	3,159
Loans	762,858	704,946
Less: Allowance for loan losses	(13,537)	(14,747)
Net loans	749,321	690,199
Premises and equipment, net	24,242	24,800
Cash surrender value of life insurance	30,983	26,645
Intangible assets	258	414
Accrued interest receivable	3,537	3,097
Other assets	26,253	26,171
Total assets	$1,274,340	$1,190,443
Liabilities
Deposits:
Non-interest bearing	$139,565	$116,302
Interest bearing	908,413	833,402
Total deposits	1,047,978	949,704
Short-term borrowings	54,831	86,742
Long-term debt	24,575	14,812
Accrued interest and other liabilities	12,228	11,920
Total liabilities	1,139,612	1,063,178
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,322,479 and 8,264,554 shares issued; 8,312,855 and 8,263,743 shares outstanding	435	430
Additional paid - in capital	124,102	123,392
Retained earnings	7,151	1,887
Accumulated other comprehensive income	3,207	1,576
Treasury stock—common, 9,624 and 811 shares, at cost	(167)	(20)
Total shareholders’ equity	134,728	127,265
Total liabilities and shareholders’ equity	$1,274,340	$1,190,443
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest and dividend income
Interest and fees on loans	$7,912	$7,351	$22,988	$22,084
Interest and dividends on investment securities
Taxable	1,532	2,054	5,012	6,065
Tax-exempt	420	63	617	490
Short-term investments	21	9	64	24
Total interest and dividend income	9,885	9,477	28,681	28,663
Interest expense
Interest on deposits	979	924	2,536	2,840
Interest on short-term borrowings	85	33	226	96
Interest on long-term debt	108	73	293	264
Total interest expense	1,172	1,030	3,055	3,200
Net interest income	8,713	8,447	25,626	25,463
Provision for loan losses	(603)	(2,900)	(603)	(2,900)
Net interest income after provision for loan losses	9,316	11,347	26,229	28,363
Noninterest income
Service charges on deposit accounts	1,381	1,375	3,873	4,056
Other service charges, commissions and fees	586	270	1,024	705
Trust department income	1,074	1,172	3,519	3,599
Brokerage income	551	575	1,536	1,592
Mortgage banking activities	837	613	2,150	1,634
Earnings on life insurance	269	238	731	710
Other income	104	40	338	364
Investment securities gains	29	469	1,911	1,668
Total noninterest income	4,831	4,752	15,082	14,328
Noninterest expenses
Salaries and employee benefits	6,051	5,902	18,109	17,593
Occupancy expense	529	535	1,715	1,696
Furniture and equipment	759	865	2,265	2,537
Data processing	491	460	1,438	1,209
Automated teller and interchange fees	204	254	625	660
Advertising and bank promotions	471	204	1,040	847
FDIC insurance	201	403	631	1,226
Legal	427	273	1,116	544
Other professional services	308	380	951	1,285
Directors compensation	204	154	531	470
Collection and problem loan	108	215	306	533
Real estate owned expenses	42	201	116	261
Taxes other than income	239	129	691	443
Intangible asset amortization	51	52	156	157
Other operating expenses	1,139	871	3,698	3,178
Total noninterest expenses	11,224	10,898	33,388	32,639
Income before income taxes	2,923	5,201	7,923	10,052
Income tax expense	462	24	1,498	24
Net income	$2,461	$5,177	$6,425	$10,028
Per share information:
Basic earnings per share	$0.30	$0.64	$0.79	$1.24
Diluted earnings per share	0.30	0.64	0.79	1.24
Dividends per share	0.07	0.00	0.14	0.00
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income	$2,461	$5,177	$6,425	$10,028
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	3,816	(1,426)	4,421	9,155
Reclassification adjustment for gains realized in net income	(29)	(469)	(1,911)	(1,668)
Net unrealized gains (losses)	3,787	(1,895)	2,510	7,487
Tax effect	(1,325)	665	(879)	(2,619)
Total other comprehensive income (loss), net of tax and reclassification adjustments	2,462	(1,230)	1,631	4,868
Total comprehensive income	$4,923	$3,947	$8,056	$14,896
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2014	$422	$123,105	$(27,255)	$(4,813)	$(20)	$91,439
Net income	0	0	10,028	0	0	10,028
Total other comprehensive income, net of taxes	0	0	0	4,868	0	4,868
Stock-based compensation plans:
Issuance of stock (157,207 shares), including compensation expense of $79	8	174	0	0	0	182
Issuance of stock through dividend reinvestment plan (67 shares)	0	1	0	0	0	1
Balance, September 30, 2014	$430	$123,280	$(17,227)	$55	$(20)	$106,518

Balance, January 1, 2015	$430	$123,392	$1,887	$1,576	$(20)	$127,265
Net income	0	0	6,425	0	0	6,425
Total other comprehensive income, net of taxes	0	0	0	1,631	0	1,631
Cash dividends ($0.14 per share)	0	0	(1,161)	0	0	(1,161)
Stock-based compensation plans:
Issuance of stock (52,686 shares), including compensation expense of $525	5	620	0	0	0	625
Issuance of stock through dividend reinvestment plan (5,239 shares)	0	90	0	0	0	90
Acquisition of treasury stock (8,813 shares)	0	0	0	0	(147)	(147)
Balance, September 30, 2015	$435	$124,102	$7,151	$3,207	$(167)	$134,728
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net income	$6,425	$10,028
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	4,613	4,894
Depreciation and amortization	2,161	2,069
Provision for loan losses	(603)	(2,900)
Stock based compensation	525	79
Net change in loans held for sale	(958)	(2,228)
Net gain on disposal of other real estate owned	(205)	(269)
Writedown of other real estate owned	21	154
Net loss on disposal of premises and equipment	0	41
Deferred income taxes, including valuation allowance	1,554	0
Investment securities gains	(1,911)	(1,668)
Earnings on cash surrender value of life insurance	(731)	(710)
Increase (decrease) in accrued interest receivable	(440)	249
Increase in accrued interest payable and other liabilities	308	5,474
Other, net	(2,556)	801
Net cash provided by operating activities	8,203	16,014
Cash flows from investing activities
Proceeds from sales of available for sale securities	65,598	151,454
Maturities, repayments and calls of available for sale securities	25,427	32,201
Purchases of available for sale securities	(109,268)	(175,014)
Net redemptions of restricted investments in bank stocks	1,244	587
Net increase in loans	(59,740)	(19,344)
Proceeds from sale of loans	0	5,743
Purchases of bank premises and equipment	(1,169)	(743)
Proceeds from disposal of other real estate owned	1,310	2,175
Purchases of bank owned life insurance	(3,750)	0
Net cash used in investing activities	(80,348)	(2,941)
Cash flows from financing activities
Net increase (decrease) in deposits	98,274	(11,156)
Net decrease in short term purchased funds	(31,911)	(2,753)
Proceeds from long-term debt	20,000	10,000
Payments on long-term debt	(10,237)	(11,091)
Dividends paid	(1,161)	0
Net proceeds from issuance of common stock	190	104
Acquisition of treasury stock	(147)	0
Net cash provided by (used in) financing activities	75,008	(14,896)
Net increase (decrease) in cash and cash equivalents	2,863	(1,823)
Cash and cash equivalents at beginning of period	31,409	37,560
Cash and cash equivalents at end of period	$34,272	$35,737
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,009	$3,262
Income taxes	0	0
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$1,216	$2,201
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
Basis of Presentation – The unaudited condensed consolidated financial statements of the Company and its subsidiary are presented for the three and nine months ended September 30, 2015 and 2014 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2014 is condensed from audited year-end financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All significant intercompany transactions and accounts have been eliminated.
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
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer loans to customers in its market area. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, multi-family and hospitality, residential building operators, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
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
Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of September 30, 2015 and December 31, 2014, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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
Management believes no impairment charge is necessary related to the restricted investments in bank stocks as of September 30, 2015. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of September 30, 2015 is no assurance that impairment may not occur in the future.
Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of September 30, 2015 and December 31, 2014, the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
The Company had no debt securities it deemed to be other than temporarily impaired at September 30, 2015 or December 31, 2014.
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
See Note 3, “Loans Receivable and Allowance for Loan Losses,” for additional details.
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At September 30, 2015 and December 31, 2014, the balance of loans serviced for others was $316,718,000 and $315,239,000.
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
Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $1,022,000 and $932,000 as of September 30, 2015 and December 31, 2014 and is included in other assets.
Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”) – The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities which are included in short-term borrowings. Under these Repurchase Agreements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these Repurchase Agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated balance sheet, while the securities underlying the Repurchase Agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the Repurchase Agreement liabilities. In addition, as the Company does not enter into reverse Repurchase Agreements, there is no such offsetting to be done with the Repurchase Agreements.
The right of setoff for a Repurchase Agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the Repurchase Agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For the Repurchase Agreements, the collateral is held by the Company in a segregated custodial account under a third party agreement. Repurchase agreements are secured by U.S. Government Sponsored Enterprises mortgage-backed securities and mature overnight.
Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $244,000 and $120,000 for the three months ended September 30, 2015 and 2014, and $500,000 and $486,000 for the nine months ended September 30, 2015 and 2014.
Stock Compensation Plans – The Company has stock compensation plans that cover employees and non-employee directors. Stock compensation accounting guidance (Financial Accounting Standards Board ("FASB") ASC 718, Compensation – Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the grant date fair value of the stock award, including a Black-Scholes model for stock options. Compensation cost for all stock awards is calculated and recognized over the employees’ service period, generally defined as the vesting period.
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
The component of accumulated other comprehensive income, net of taxes, at September 30, 2015 and December 31, 2014 consisted of unrealized gains on securities available for sale and totaled $3,207,000 and $1,576,000.
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
Recent Accounting Pronouncements – In January 2014, the FASB issued ASU 2014-1, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-1 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-1 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-1 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company anticipates it will use the proportional amortization in future projects it enters into. However the existing projects did not qualify for this approach, and as such, the adoption of this ASU did not have a significant impact on the Company’s financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as subsequently amended by ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Further, the amendment indicates the SEC would not object to a ratable amortization of debt issuance costs on line-of-credit arrangements. This update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on the Company's consolidated financial statements.

NOTE 2. SECURITIES AVAILABLE FOR SALE
At September 30, 2015 and December 31, 2014, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at September 30, 2015 and December 31, 2014 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
U.S. Government Agencies	$48,826	$265	$81	$49,010
States and political subdivisions	123,136	2,184	507	124,813
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	135,498	1,457	10	136,945
GSE residential collateralized mortgage obligations (CMOs)	17,973	238	39	18,172
GSE commercial CMOs	63,834	1,426	22	65,238
Total debt securities	389,267	5,570	659	394,178
Equity securities	50	23	0	73
Totals	$389,317	$5,593	$659	$394,251
December 31, 2014
U.S. Government Agencies	$23,910	$71	$23	$23,958
States and political subdivisions	52,578	819	996	52,401
GSE residential mortgage-backed securities	174,220	1,573	197	175,596
GSE residential CMOs	57,976	857	128	58,705
GSE commercial CMOs	65,041	1,017	586	65,472
Total debt securities	373,725	4,337	1,930	376,132
Equity securities	50	17	0	67
Totals	$373,775	$4,354	$1,930	$376,199

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
U.S. Government Agencies	$17,330	$81	$0	$0	$17,330	$81
States and political subdivisions	16,469	85	14,317	422	30,786	507
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	17,343	10	0	0	17,343	10
GSE residential collateralized mortgage obligations (CMOs)	0	0	5,281	39	5,281	39
GSE commercial CMOs	8,424	22	0	0	8,424	22
Total temporarily impaired securities	$59,566	$198	$19,598	$461	$79,164	$659
December 31, 2014
U.S. Government Agencies	$0	$0	$9,012	$23	$9,012	$23
States and political subdivisions	0	0	35,833	996	35,833	996
GSE residential mortgage-backed securities	65,474	197	0	0	65,474	197
GSE residential CMOs	11,930	128	0	0	11,930	128
GSE commercial CMOs	0	0	29,969	586	29,969	586
Total temporarily impaired securities	$77,404	$325	$74,814	$1,605	$152,218	$1,930

The Company had 24 securities and 37 securities at September 30, 2015 and December 31, 2014 in which the amortized cost exceed their values, as discussed below.
U.S. Agencies and Government Sponsored Enterprises (GSE). Eleven U.S. Agencies and GSE securities, including mortgage-backed securities and collateralized mortgage obligations, have amortized costs which exceed their fair values, 7 of which are in the less than 12 months category at September 30, 2015. At December 31, 2014, the Company had 21 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations with unrealized losses, 13 GSE securities have amortized costs which exceed their fair values for less than 12 months, and eight have amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates or widening of spreads from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value basis of the investments. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015 or at December 31, 2014.
State and Political Subdivisions. Thirteen state and political subdivision securities have amortized costs which exceeded their fair values, 8 of which are in the less than 12 months category at September 30, 2015. At December 31, 2014, 16 state and political subdivision securities have an amortized cost which exceeds their fair value for more than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015 or at December 31, 2014.

The amortized cost and fair values of securities available for sale at September 30, 2015 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$365	$366
Due after one year through five years	510	541
Due after five years through ten years	62,671	63,677
Due after ten years	108,416	109,239
Mortgage-backed securities and collateralized mortgage obligations	217,305	220,355
Total debt securities	389,267	394,178
Equity securities	50	73
	$389,317	$394,251
Gross gains on the sales of securities were $29,000 and $515,000 for the three months ended September 30, 2015 and 2014. Gross losses on securities available for sale were $0 and $46,000 for the three months ended September 30, 2015 and 2014.
Gross gains on the sales of securities were $1,935,000 and $2,034,000 for the nine months ended September 30, 2015 and 2014. Gross losses on securities available for sale were $24,000 and $366,000 for the nine months ended September 30, 2015 and 2014.
Securities with a fair value of $257,835,000 and $261,034,000 at September 30, 2015 and December 31, 2014 were pledged to secure public funds and for other purposes as required or permitted by law.

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
Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential loans present a different credit risk to the Company than owner-occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinders the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships as compared to owner-occupied loans mentioned above in its loan pricing.
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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured for our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business, real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the credit worthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.
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
The loan portfolio, excluding residential loans held for sale, broken out by class, as of September 30, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial real estate:
Owner-occupied	$103,550	$100,859
Non-owner occupied	149,022	144,301
Multi-family	29,531	27,531
Non-owner occupied residential	53,853	49,315
Acquisition and development:
1-4 family residential construction	8,061	5,924
Commercial and land development	35,483	24,237
Commercial and industrial	69,017	48,995
Municipal	58,270	61,191
Residential mortgage:
First lien	125,142	126,491
Home equity - term	17,629	20,845
Home equity - lines of credit	105,886	89,366
Installment and other loans	7,414	5,891
	$762,858	$704,946

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

The following summarizes the Bank’s ratings based on its internal risk rating system as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2015
Commercial real estate:
Owner-occupied	$94,502	$1,218	$5,575	$2,255	$0	$103,550
Non-owner occupied	128,216	12,502	110	8,194	0	149,022
Multi-family	26,342	2,137	810	242	0	29,531
Non-owner occupied residential	49,849	1,599	1,490	915	0	53,853
Acquisition and development:
1-4 family residential construction	8,061	0	0	0	0	8,061
Commercial and land development	34,087	222	968	206	0	35,483
Commercial and industrial	66,229	1,455	548	785	0	69,017
Municipal	58,270	0	0	0	0	58,270
Residential mortgage:
First lien	121,257	0	0	3,885	0	125,142
Home equity - term	17,463	0	0	166	0	17,629
Home equity - lines of credit	104,875	273	141	597	0	105,886
Installment and other loans	7,395	0	0	19	0	7,414
	$716,546	$19,406	$9,642	$17,264	$0	$762,858
December 31, 2014
Commercial real estate:
Owner-occupied	$89,815	$2,686	$5,070	$3,288	$0	$100,859
Non-owner occupied	120,829	20,661	1,131	1,680	0	144,301
Multi-family	24,803	1,086	1,322	320	0	27,531
Non-owner occupied residential	43,020	2,968	1,827	1,500	0	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	5,924
Commercial and land development	22,261	233	1,333	410	0	24,237
Commercial and industrial	43,794	850	1,914	2,437	0	48,995
Municipal	61,191	0	0	0	0	61,191
Residential mortgage:
First lien	121,160	9	0	5,290	32	126,491
Home equity - term	20,775	0	0	70	0	20,845
Home equity - lines of credit	88,164	630	93	479	0	89,366
Installment and other loans	5,865	0	0	26	0	5,891
	$647,601	$29,123	$12,690	$15,500	$32	$704,946
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
As of September 30, 2015 and December 31, 2014, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The Company distinguishes substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. A “Substandard” classification does not automatically meet the definition of “impaired.” A "Substandard" loan is one that is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual extensions of credit classified as "Substandard." As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “Substandard” to be collectively evaluated for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “Substandard,” they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.
Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2015 and December 31, 2014. The recorded investment in loans excludes accrued interest receivable due to insignificance. Allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2015
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,255	$3,449
Non-owner occupied	0	0	0	8,194	10,448
Multi-family	0	0	0	242	389
Non-owner occupied residential	0	0	0	915	1,221
Acquisition and development:
Commercial and land development	0	0	0	206	220
Commercial and industrial	0	0	0	785	869
Residential mortgage:
First lien	1,119	1,149	111	2,766	3,351
Home equity - term	0	0	0	166	168
Home equity - lines of credit	0	0	0	597	713
Installment and other loans	8	9	8	11	35
	$1,127	$1,158	$119	$16,137	$20,863
December 31, 2014
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,288	$4,558
Non-owner occupied	0	0	0	1,680	3,420
Multi-family	0	0	0	320	356
Non-owner occupied residential	198	203	2	1,302	1,570
Acquisition and development:
Commercial and land development	0	0	0	410	1,077
Commercial and industrial	0	0	0	2,437	2,500
Residential mortgage:
First lien	982	982	149	4,340	4,968
Home equity - term	0	0	0	70	71
Home equity - lines of credit	24	40	24	455	655
Installment and other loans	13	13	13	13	36
	$1,217	$1,238	$188	$14,315	$19,211

The following tables summarize the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired, generally on a cash basis, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,336	$0	$3,681	$1
Non-owner occupied	2,900	0	7,361	46
Multi-family	369	0	98	0
Non-owner occupied residential	866	0	1,905	0
Acquisition and development:
Commercial and land development	224	132	1,286	9
Commercial and industrial	797	0	1,263	0
Residential mortgage:
First lien	4,280	15	4,772	15
Home equity - term	174	0	72	0
Home equity - lines of credit	599	0	49	0
Installment and other loans	20	0	10	1
	$12,565	$147	$20,497	$72

	Nine Months Ended September 30,
	2015		2014
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,749	$0	$3,965	$9
Non-owner occupied	2,120	0	7,205	137
Multi-family	452	0	234	0
Non-owner occupied residential	1,055	0	2,603	2
Acquisition and development:
Commercial and land development	313	137	1,787	20
Commercial and industrial	1,346	0	1,676	2
Residential mortgage:
First lien	4,771	33	4,068	45
Home equity - term	139	0	90	0
Home equity - lines of credit	562	0	85	0
Installment and other loans	23	0	5	1
	$13,530	$170	$21,718	$216

The following table presents impaired loans that are TDRs, with the recorded investment as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Acquisition and development:
Commercial and land development	1	$201	1	$287
Residential mortgage:
First lien	8	798	8	813
	9	999	9	1,100
Nonaccruing:
Residential mortgage:
First lien	12	1,173	13	1,715
Installment and other loans	1	11	1	13
	13	1,184	14	1,728
	22	$2,183	23	$2,828
The loans presented above were considered TDRs as the result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest-only status, or a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For TDRs in default of their modified terms, impairment is generally determined on a collateral-dependent approach, except for accruing residential mortgage TDRs, which are generally on the discounted cash flow approach.
The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the three and nine months ended September 30, 2015 and 2014:

	2015			2014
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended September 30,
Residential mortgage:
First lien	0	$0	$0	4	$285	$285
Installment and other loans	0	0	0	1	36	14
	0	$0	$0	5	$321	$299
Nine Months Ended September 30,
Residential mortgage:
First lien	1	$59	$0	18	$1,808	$1,741
Installment and other loans	0	0	0	1	36	14
	1	$59	$0	19	$1,844	$1,755

The following table presents restructured loans, included in nonaccrual loans, that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2015 and 2014:

	2015		2014
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended September 30,
Acquisition and development:
Commercial and land development	0	$0	1	$544
Residential mortgage:
First lien	0	0	2	180
	0	$0	3	$724
Nine Months Ended September 30,
Commercial real estate:
Non-owner occupied	0	$0	1	$3,495
Acquisition and development:
Commercial and land development	0	0	1	544
Residential mortgage:
First lien	4	308	2	180
	4	$308	4	$4,219
No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2015 and December 31, 2014:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2015
Commercial real estate:
Owner-occupied	$101,295	$0	$0	$0	$0	$2,255	$103,550
Non-owner occupied	140,828	0	0	0	0	8,194	149,022
Multi-family	29,289	0	0	0	0	242	29,531
Non-owner occupied residential	52,786	47	105	0	152	915	53,853
Acquisition and development:
1-4 family residential construction	8,061	0	0	0	0	0	8,061
Commercial and land development	35,443	12	23	0	35	5	35,483
Commercial and industrial	67,982	250	0	0	250	785	69,017
Municipal	58,270	0	0	0	0	0	58,270
Residential mortgage:
First lien	121,040	947	68	0	1,015	3,087	125,142
Home equity - term	17,260	203	0	0	203	166	17,629
Home equity - lines of credit	105,011	160	118	0	278	597	105,886
Installment and other loans	7,363	19	12	0	31	20	7,414
	$744,628	$1,638	$326	$0	$1,964	$16,266	$762,858
December 31, 2014
Commercial real estate:
Owner-occupied	$97,571	$0	$0	$0	$0	$3,288	$100,859
Non-owner occupied	142,621	0	0	0	0	1,680	144,301
Multi-family	27,211	0	0	0	0	320	27,531
Non-owner occupied residential	47,706	109	0	0	109	1,500	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	0	5,924
Commercial and land development	24,114	0	0	0	0	123	24,237
Commercial and industrial	46,558	0	0	0	0	2,437	48,995
Municipal	61,191	0	0	0	0	0	61,191
Residential mortgage:
First lien	120,806	776	400	0	1,176	4,509	126,491
Home equity - term	20,640	135	0	0	135	70	20,845
Home equity - lines of credit	88,745	142	0	0	142	479	89,366
Installment and other loans	5,815	41	9	0	50	26	5,891
	$688,902	$1,203	$409	$0	$1,612	$14,432	$704,946

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
In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of September 30, 2015 and December 31, 2014, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:
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

Activity in the allowance for loan losses for the three months ended September 30, 2015 and 2014 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2015
Balance, beginning of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
Provision for loan losses	9	(684)	151	(2)	(526)	(54)	8	(46)	(31)	(603)
Charge-offs	(170)	0	(27)	0	(197)	(222)	(18)	(240)	0	(437)
Recoveries	64	604	17	0	685	34	6	40	0	725
Balance, end of period	$8,035	$640	$985	$117	$9,777	$2,676	$178	$2,854	$906	$13,537
September 30, 2014
Balance, beginning of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425
Provision for loan losses	(2,593)	(284)	(387)	9	(3,255)	72	66	138	217	(2,900)
Charge-offs	(1,840)	(33)	(1)	0	(1,874)	(286)	(78)	(364)	0	(2,238)
Recoveries	382	0	317	0	699	6	27	33	0	732
Balance, end of period	$10,002	$535	$922	$187	$11,646	$2,154	$201	$2,355	$2,018	$16,019

Activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(804)	(639)	202	(66)	(1,307)	919	97	1,016	(312)	(603)
Charge-offs	(711)	(22)	(77)	0	(810)	(574)	(47)	(621)	0	(1,431)
Recoveries	88	604	54	0	746	69	9	78	0	824
Balance, end of period	$8,035	$640	$985	$117	$9,777	$2,676	$178	$2,854	$906	$13,537
September 30, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,210)	(73)	(552)	(57)	(1,892)	(1,150)	192	(958)	(50)	(2,900)
Charge-offs	(2,514)	(67)	(64)	0	(2,645)	(495)	(200)	(695)	0	(3,340)
Recoveries	511	5	674	0	1,190	19	85	104	0	1,294
Balance, end of period	$10,002	$535	$922	$187	$11,646	$2,154	$201	$2,355	$2,018	$16,019

The following table summarizes the ending loan balances individually evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation for each at September 30, 2015 and December 31, 2014:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2015
Loans allocated by:
Individually evaluated for impairment	$11,606	$206	$785	$0	$12,597	$4,648	$19	$4,667	$0	$17,264
Collectively evaluated for impairment	324,350	43,338	68,232	58,270	494,190	244,009	7,395	251,404	0	745,594
	$335,956	$43,544	$69,017	$58,270	$506,787	$248,657	$7,414	$256,071	$0	$762,858
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$111	$8	$119	$0	$119
Collectively evaluated for impairment	8,035	640	985	117	9,777	2,565	170	2,735	906	13,418
	$8,035	$640	$985	$117	$9,777	$2,676	$178	$2,854	$906	$13,537
December 31, 2014
Loans allocated by:
Individually evaluated for impairment	$6,788	$410	$2,437	$0	$9,635	$5,871	$26	$5,897	$0	$15,532
Collectively evaluated for impairment	315,218	29,751	46,558	61,191	452,718	230,831	5,865	236,696	0	689,414
	$322,006	$30,161	$48,995	$61,191	$462,353	$236,702	$5,891	$242,593	$0	$704,946
Allowance for loan losses allocated by:
Individually evaluated for impairment	$2	$0	$0	$0	$2	$173	$13	$186	$0	$188
Collectively evaluated for impairment	9,460	697	806	183	11,146	2,089	106	2,195	1,218	14,559
	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is generally no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2012.
The components of income tax expense for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Current year provision (benefit):
Federal	$(104)	$0	$(63)	$0
State	(1)	24	7	24
	(105)	24	(56)	24
Deferred tax expense
Federal	561	1,520	1,538	2,348
State	6	14	16	24
	567	1,534	1,554	2,372
Change in valuation allowance on deferred taxes	0	(1,534)	0	(2,372)
Net income tax expense	$462	$24	$1,498	$24
The provision for income taxes includes $10,000 and $164,000 of applicable income tax expense related to net security gains for the three months ended September 30, 2015 and 2014. The provision for income taxes includes $669,000 and

$584,000 of applicable income tax expense related to net securities gains for the nine months ended September 30, 2015 and 2014.
The components of the net deferred tax asset, included in other assets, are as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$4,940	$5,424
Deferred compensation	528	528
Retirement plans and salary continuation	1,783	1,695
Share-based compensation	296	102
Off balance sheet reserves	212	205
Nonaccrual loan interest	419	210
Goodwill	131	154
Bonus accrual	293	396
Low income housing credit carryforward	1,570	1,322
Alternative minimum tax credit carryforward	1,415	1,291
Charitable contribution carryforward	211	209
Net operating loss carryforward	4,739	6,606
Other	147	237
Total deferred tax assets	16,684	18,379
Deferred tax liabilities:
Depreciation	797	955
Net unrealized gains on securities available for sale	1,727	848
Mortgage servicing rights	668	606
Purchase accounting adjustments	369	421
Other	181	174
Total deferred tax liabilities	3,742	3,004
Net deferred tax asset	$12,942	$15,375

The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
As of September 30, 2015, the Company had charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2020, 2035 and 2032, respectively.
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
NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans, the purpose of which are to provide officers, employees, and non-employee members of the Board of Directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of September 30, 2015, 160,227 shares were available to be issued under the Plan.
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
A roll forward of the Company’s nonvested restricted shares for the nine months ended September 30, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	155,500	$15.52
Granted	71,561	17.29
Forfeited	(25,180)	15.95
Vested	(2,500)	10.43
Nonvested shares, at period end	199,381	$16.17
For the three and nine months ended September 30, 2015, $229,000 and $525,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $80,000 and $184,000 for the respective periods. For the three and nine months ended September 30, 2014, $58,000 and $67,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $20,000 and $23,000 for the respective periods. As of September 30, 2015 and December 31, 2014, the unrecognized compensation expense related to the stock awards were $2,508,000 and $2,094,000. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.5 years.
A roll forward of the Company’s outstanding stock options for the nine months ended September 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	148,193	$31.18
Forfeited	(18,813)	31.67
Expired	(27,600)	39.93
Options outstanding and exercisable, at period end	101,780	$28.72

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at September 30, 2015 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	36,824	4.66	$21.46
$25.00 - $29.99	2,792	4.51	25.76
$30.00 - $34.99	39,620	2.03	31.28
$35.00 - $39.99	22,544	1.77	36.44
$21.14 - $37.58	101,780	2.99	$28.72

The options outstanding and exercisable had no intrinsic value at September 30, 2015 and December 31, 2014 as each exercise price exceeded the market value.
The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries an opportunity to purchase stock of the Company. Under the employee stock purchase plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, up to the IRS limit, at the lower of 95% (85% prior to August 31, 2014) of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock, after making adjustments for stock dividends and a stock split, to be issued under the employee stock purchase plan. As of September 30, 2015, 192,338 shares were available to be issued under the employee stock purchase plan. Employees purchased 3,341 and 6,305 shares at a weighted average price of $15.91 and $15.83 for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, employees purchased 3,668 and 6,707 shares at a weighted average price of $15.56 and $14.88. Compensation expense recognized on the employee stock purchase plan totaled $5,000 and $8,000 for the three and nine months ended September 30, 2015, and $4,000 and $12,000 for the three and nine months ended September 30, 2014.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2015 and December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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
As of September 30, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.
The Company and the Bank’s actual capital ratios as of September 30, 2015, under the new Basel III Capital Rules, and December 31, 2014, under the previous U.S. risk based capital rules, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,380	16.3%	$65,826	8.0%	n/a	n/a
Orrstown Bank	130,259	15.9%	65,758	8.0%	$82,197	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	123,995	15.1%	49,369	6.0%	n/a	n/a
Orrstown Bank	119,884	14.6%	49,318	6.0%	65,758	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	123,995	15.1%	37,027	4.5%	n/a	n/a
Orrstown Bank	119,884	14.6%	36,989	4.5%	53,428	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	123,995	9.9%	50,304	4.0%	n/a	n/a
Orrstown Bank	119,884	9.5%	50,342	4.0%	62,928	5.0%
December 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$119,713	16.8%	$56,859	8.0%	n/a	n/a
Orrstown Bank	118,540	16.7%	56,835	8.0%	$71,043	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	110,750	15.6%	28,429	4.0%	n/a	n/a
Orrstown Bank	109,581	15.4%	28,417	4.0%	42,626	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	110,750	9.5%	46,496	4.0%	n/a	n/a
Orrstown Bank	109,581	9.4%	46,518	4.0%	58,148	5.0%

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
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of September 30, 2015, 8,813 shares had been repurchased under the program at a total cost of $147,000, or $16.62 per share.
NOTE 7. EARNINGS PER SHARE
Earnings per share for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Net income	$2,461	$5,177	$6,425	$10,028
Weighted average shares outstanding (basic)	8,119	8,111	8,115	8,109
Impact of common stock equivalents	38	11	28	4
Weighted average shares outstanding (diluted)	8,157	8,122	8,143	8,113
Per share information:
Basic earnings per share	$0.30	$0.64	$0.79	$1.24
Diluted earnings per share	0.30	0.64	0.79	1.24
Stock options amounting to 102,000 and 159,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2015 and 2014 as their exercise would have been antidilutive as the exercise price exceeded the average market value. Stock options amounting to 112,000 and 187,000 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2015 and 2014 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

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

	Contract or Notional Amount
(Dollars in thousands)	September 30, 2015	December 31, 2014
Commitments to fund:
Revolving, open ended home equity loans	$111,860	$100,897
1-4 family residential construction loans	4,443	2,463
Commercial real estate, construction and land development loans	19,166	11,682
Commercial, industrial and other loans	96,820	71,483
Standby letters of credit	6,461	7,309
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of September 30, 2015 and December 31, 2014, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $455,000 and $485,000 at September 30, 2015 and December 31, 2014 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended September 30, 2015 and 2014, $45,000 and $245,000 was recovered through noninterest expense for this exposure and for the nine months ended September 30, 2015 and 2014, the amount recovered was $30,000 and $184,000.
The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program with limited recourse was $45,496,000 and $51,773,000 at September 30, 2015 and December 31, 2014, with limited recourse back to the Company on these loans of $8,230,000 and $8,508,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF Program or recovering amounts previously charged off, with a resulting net charge (recovery) of $(32,000) and $162,000 for the three months ended September 30, 2015 and 2014, and $127,000 and $131,000 for the nine months ended September 30, 2015 and 2014. These amounts, charged to other expenses represent an estimate of the Company’s loss under its recourse exposure.
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
The Company had no fair value liabilities measured on a recurring basis at September 30, 2015 and December 31, 2014. A summary of assets at September 30, 2015 and December 31, 2014, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2015
Securities available for sale:
U.S. Government Agencies	$0	$49,010	$0	$49,010
States and political subdivisions	0	124,813	0	124,813
U.S. Government Sponsored enterprises (GSE) residential mortgage-backed securities	0	136,945	0	136,945
GSE residential collateralized mortgage obligations (CMOs)	0	18,172	0	18,172
GSE commercial CMOs	0	65,238	0	65,238
Total debt securities	0	394,178	0	394,178
Equity securities - financial services	0	73	0	73
Total securities	$0	$394,251	$0	$394,251

December 31, 2014
Securities available for sale:
U.S. Government Agencies	$0	$23,958	$0	$23,958
States and political subdivisions	0	52,401	0	52,401
GSE residential mortgage-backed securities	0	175,596	0	175,596
GSE residential collateralized mortgage obligations (CMOs)	0	58,705	0	58,705
GSE commercial CMOs	0	65,472	0	65,472
Total debt securities	0	376,132	0	376,132
Equity securities - financial services	0	67	0	67
Total securities	$0	$376,199	$0	$376,199

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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the allowance for loan losses or partial charge-offs were $3,754,000 and $4,413,000 at September 30, 2015 and December 31, 2014.
Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Cumulative specific charges to value the real estate owned at the lower of cost or fair value on properties held at September 30, 2015 and December 31, 2014 were $324,000 and $581,000. For the three and nine months ended September 30, 2015, charges to the value of real estate owned were $21,000 and $21,000. For the three and nine months ended September 30, 2014, charges were $145,000 and $154,000.
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2015
Impaired loans	$4,423	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 70% discount
			Management adjustments for liquidation expenses	0% - 45% discount
Foreclosed real estate	407	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 25% discount
December 31, 2014
Impaired loans	$4,859	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount
Foreclosed real estate	786	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 5% discount
			Management adjustments for liquidation expenses	6% - 18% discount

A summary of assets at September 30, 2015 and December 31, 2014, measured at estimated fair value on a nonrecurring basis was as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2015
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$995	$995
Non-owner occupied	0	0	906	906
Multi-family	0	0	242	242
Non-owner occupied residential	0	0	586	586
Acquisition and development:
Commercial and land development	0	0	5	5
Commercial and industrial	0	0	29	29
Residential mortgage:
First lien	0	0	1,430	1,430
Home equity - lines of credit	0	0	219	219
Installment and other loans	0	0	11	11
Impaired loans, net	$0	$0	$4,423	$4,423

Foreclosed real estate
Residential	$0	$0	$74	$74
Commercial and land development	0	0	333	333
Total foreclosed real estate	$0	$0	$407	$407
December 31, 2014
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$1,228	$1,228
Non-owner occupied	0	0	192	192
Multi-family	0	0	92	92
Non-owner occupied residential	0	0	937	937
Acquisition and development:
Commercial and land development	0	0	117	117
Commercial and industrial	0	0	29	29
Residential mortgage:
First lien	0	0	2,022	2,022
Home equity - lines of credit	0	0	229	229
Installment and other loans	0	0	13	13
Impaired loans, net	$0	$0	$4,859	$4,859

Foreclosed real estate
Residential	$0	$0	$217	$217
Commercial and land development	0	0	569	569
Total foreclosed real estate	$0	$0	$786	$786

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
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Financial Assets
Cash and due from banks	$15,013	$15,013	$15,013	$0	$0
Interest bearing deposits with banks	19,259	19,259	19,259	0	0
Restricted investments in bank stock	7,106	n/a	n/a	n/a	n/a
Securities available for sale	394,251	394,251	0	394,251	0
Loans held for sale	4,117	4,213	0	4,213	0
Loans, net of allowance for loan losses	749,321	760,906	0	0	760,906
Accrued interest receivable	3,537	3,537	0	1,898	1,639
Financial Liabilities
Deposits	1,047,978	1,051,509	0	1,051,509	0
Short-term borrowings	54,831	54,831	0	54,831	0
Long-term debt	24,575	25,497	0	25,497	0
Accrued interest payable	319	319	0	319	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2014
Financial Assets
Cash and due from banks	$18,174	$18,174	$18,174	$0	$0
Interest bearing deposits with banks	13,235	13,235	13,235	0	0
Restricted investments in bank stock	8,350	n/a	n/a	n/a	n/a
Securities available for sale	376,199	376,199	0	376,199	0
Loans held for sale	3,159	3,249	0	3,249	0
Loans, net of allowance for loan losses	690,199	697,506	0	0	697,506
Accrued interest receivable	3,097	3,097	0	1,593	1,504
Financial Liabilities
Deposits	949,704	950,667	0	950,667	0
Short-term borrowings	86,742	86,742	0	86,742	0
Long-term debt	14,812	15,610	0	15,610	0
Accrued interest payable	273	273	0	273	0
Off-balance sheet instruments	0	0	0	0	0

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
The Company, headquartered in Shippensburg, Pennsylvania, is a one bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, Orrstown Bank. At September 30, 2015, the Company had total assets of $1,274,340,000, total liabilities of $1,139,612,000 and total shareholders’ equity of $134,728,000.
The U.S. economy is in its sixth year of recovery from one of its longest and most severe economic recessions in recent history. The strength of the recovery has been modest by historical standards, with GDP growth struggling to sustain momentum above 2.0%. Unemployment had been slow to decline until 2014, when the country experienced its best employment growth in over a decade. In addition, most of the rest of the world's economies appear to be in a recession or experiencing decelerating growth. As a result, the dollar has strengthened significantly and commodity prices have fallen precipitously.
Caution About Forward Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting management’s current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions; and other risks and uncertainties, including those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015 and March 31, 2015 and this Quarterly Report on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.
The following is a discussion of our consolidated financial condition at September 30, 2015 and results of operations for the three and nine months ended September 30, 2015 and 2014. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
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

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 2015 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2014
Summary
The Company recorded net income of $2,461,000 for the third quarter of 2015 compared to net income of $5,177,000 for the same period in 2014. Diluted earnings per share amounted to $0.30 for the three months ended September 30, 2015, compared to $0.64 for the same period in 2014. A negative provision for loan losses, or reversal of amounts previously provided, influenced the results of operations, with a negative provision of $603,000 recorded for the three months ended September 30, 2015 compared to a negative provision of $2,900,000 for the three months ended September 30, 2014. Securities gains were $29,000 for the three months ended September 30, 2015, a decrease of $440,000 from the same period in the prior year. Further affecting comparability between the two periods is that for the third quarter of 2015, income tax expense totaled $462,000, compared to $24,000 for the corresponding period in the prior year, as no federal income tax expense was recorded in 2014 due to the valuation allowance established on the net deferred tax asset.
Net Interest Income
Net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities, is the primary component of the Company’s revenue. Interest earning assets include loans, securities and interest-bearing deposits with banks. Interest-bearing liabilities include deposits and borrowed funds. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate tax rate.
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
For the three months ended September 30, 2015, net interest income measured on a fully tax equivalent basis increased $434,000, or 4.9%, to $9,210,000 from $8,776,000 in the corresponding period in 2014. A primary reason for the increase in net interest income is a 5.6% increase in interest earning assets offset partially by increased funding costs.

Interest income earned on loans increased from $7,646,000 for the quarter ended September 30, 2014 to $8,183,000 for the same period in 2015, a $537,000 increase. The reason for the increase was an increase in the average balance of loans from $686,644,000 for the third quarter of 2014 to $756,271,000 for the same period in 2015, partially offset by a decrease in the average rate earned from 4.42% in the quarter ended September 30, 2014 to 4.29% in the same period in 2015. A combination of loans with higher rates paying off and new loans made at lower rates due to competitive market conditions have led to the lower average interest rates earned on loans, while still being able to increase income earned.
Securities interest income increased $27,000 to $2,178,000 for the quarter ended September 30, 2015, from $2,151,000 for the same period in 2014. The primary reason for the increase despite lower average balances, is the result of the tax equivalent yields on securities increasing from 2.08% for the three months ended September 30, 2014 to 2.16% for the corresponding period in the current year. The increase in yields has resulted from a higher composition of tax free securities, and the higher yields associated with them on a tax equivalent basis. The decrease in the average balance of securities is the result of sales and pay downs on securities available for sale used to fund loan growth.
Interest expense on deposits and borrowings for the three months ended September 30, 2015 was $1,172,000, an increase of $142,000, from $1,030,000 in the same period in 2014. The Company’s cost of funds on interest-bearing liabilities increased to 0.48% for the quarter ended September 30, 2015 from 0.44% for the same period in 2014. The increase in the total cost of funds reflects the Company's decision to extend maturities on time deposits and long-term borrowings given current and forecasted interest rate conditions.
The Company’s net interest spread of 3.03% decreased three basis points in the quarter ended September 30, 2015 as compared to the same period in 2014. Net interest margin was 3.11% for the quarter ended September 30, 2015, a 2 basis point decrease from 3.13% for the quarter ended September 30, 2014. Despite higher average balances in loans during the three months ended September 30, 2015 as compared to 2014, the effect of a flattening yield curve negatively impacted the Company's net interest margin for the three months ended September 30, 2015 compared to the same periods in 2014. Maturing loans and securities were reinvested at lower rates; however, lowering rates on our deposits to the same extent was not feasible, and on a quarter to date basis, funding costs increased.

The table below presents net interest income on a fully taxable equivalent basis (FTE), net interest spread and net interest margin for the quarters ended September 30, 2015 and 2014.

	September 30, 2015			September 30, 2014
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$18,824	$21	0.44%	$14,677	$9	0.24%
Securities	399,163	2,178	2.16	410,716	2,151	2.08
Loans	756,271	8,183	4.29	686,644	7,646	4.42
Total interest-earning assets	1,174,258	10,382	3.51	1,112,037	9,806	3.50
Other assets	90,874			60,917
Total	$1,265,132			$1,172,954
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$487,710	$226	0.18	$492,131	$212	0.17
Savings deposits	83,861	34	0.16	85,232	34	0.16
Time deposits	285,125	719	1.00	290,936	678	0.92
Short term borrowings	94,071	85	0.36	45,835	33	0.29
Long term debt	24,621	108	1.74	15,200	73	1.91
Total interest bearing liabilities	975,388	1,172	0.48	929,334	1,030	0.44
Non-interest bearing demand deposits	146,954			128,876
Other	11,642			11,544
Total Liabilities	1,133,984			1,069,754
Shareholders’ Equity	131,148			103,200
Total	$1,265,132			$1,172,954
Net interest income (FTE)/net interest spread		9,210	3.03%		8,776	3.06%
Net interest margin			3.11%			3.13%
Tax-equivalent adjustment		(497)			(329)
Net interest income		$8,713			$8,447

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Provision for Loan Losses
The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $603,000 for the three months ended September 30, 2015, compared to a negative provision of $2,900,000 for the three months ended September 30, 2014. The negative provision in the third quarter of 2015 is the result of a recovery on a loan with prior charge-offs totaling $603,000. The negative provision recorded in the third quarter of 2014 resulted from several factors, including: 1) recoveries totaling $732,000 of loan amounts previously charged off, 2) successful resolution of a loan in workout with a smaller charge-off than the reserve established for it of $1,243,000, and 3) significant improvement in asset quality metrics. Both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses, as noted in the "Asset Quality" section. For both periods presented, the favorable historical charge-off data combined with relatively stable economic and market conditions resulted in the conclusion that a negative provision could be recorded. Further, no additional reserves were needed on impaired loans or for the loan growth experienced during the periods.
See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income
Noninterest income, excluding securities gains, totaled $4,802,000 for the three months ended September 30, 2015, a 12.1% increase over the $4,283,000 earned in the same period in 2014. Several factors contributed to the net increase in noninterest income, the components of which, varied during the third quarter of 2015 compared to the same period in 2014, as noted below.

•
Other service charges, commissions and fees were $586,000 for the three months ended September 30, 2015, representing an increase of $316,000 over the same period in 2014. Favorably influencing 2015 results were incremental gains on the sales of SBA and USDA loans totaling $170,000 for the three months ended September 30, 2015, and incremental fees on early prepayments of loans totaling $132,000 for the same period. Revenue associated with SBA and USDA loans sales, as well as prepayment fees, are dependent on market conditions

•
Favorable real estate and interest rate market conditions led to the increases in mortgage banking revenues, which generated income of $837,000 for the three months ended September 30, 2015, compared to $613,000 for the same period in 2014, a $224,000, or 36.5% increase.

•
Other income totaled $104,000 for the three months ended September 30, 2015, compared to $40,000 for the same period in 2014. In the current year period, the Company received a $44,000 return of sales taxes previously paid, with no similar return in 2014.

Securities gains totaled $29,000 for the three months ended September 30, 2015, compared to $469,000 for the same period in 2014. For both periods, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to realize earnings on securities through gains, while funding the cash requirements of lending activity.
Noninterest Expenses
Noninterest expenses totaled $11,224,000 for the three months ended September 30, 2015, compared to $10,898,000 for the corresponding prior year period, an increase of 3.0%. The following factors contributed to the net increase in noninterest expense.

•
Salaries and employee benefits increased 2.5% for the three months ended September 30, 2015 compared to the corresponding period in 2014, and totaled $6,051,000. The 2015 results were impacted by merit increases as well as incentive based compensation.

•
Furniture and equipment expense of $759,000 for the three months ended September 30, 2015 represented a decrease of $106,000 from $865,000 for the same period in 2014. The decrease was due principally to lower depreciation charges and the absence of any losses on disposal of equipment.

•
Data processing costs of $491,000 for the three months ended September 30, 2015 represents an increase of $31,000, or 6.7%, from $460,000 for the same period in 2014, due to higher volumes and costs associated with more sophisticated product and service offerings.

•
Advertising and bank promotions expense increased from $204,000 for the three months ended September 30, 2014 to $471,000 for the same period in 2015, and reflects the timing and advertising associated with opening our new full service branch in Lancaster and increased promotion of several of our products.

•
FDIC insurance premiums totaled $201,000 for the three months ended September 30, 2015, compared to $403,000 for the same period in 2014, a decline of 50.1%. This decline in FDIC insurance premiums is due to a decrease in the assessment rate as the Company’s risk profile continued to improve.

•
Legal fees totaled $427,000 for the three months ended September 30, 2015 compared to $273,000 for the same period in 2014. The increase in legal fees is primarily the result of costs associated with certain legal matters, including outstanding litigation against the Company and an ongoing confidential investigation being conducted by the Commission.

•
Collection and problem loan expense totaled $108,000 for the three months ended September 30, 2015, representing a decrease of $107,000 for the corresponding period in the prior year. Similarly, real estate owned expenses also declined from $201,000 for the three months ended September 30, 2014, to $42,000 for the corresponding period in

2015. The declines in collection and problem loan and real estate owned expenses reflect improvement in the level of classified assets between the two periods.

•
Taxes, other than income, totaled $239,000 for the three months ended September 30, 2015, a $110,000 increase over the same period in 2014 as Pennsylvania’s Bank Shares tax is based on shareholders’ equity at the beginning of the year. A combination of 2014’s earnings, and unrealized gains on securities, net of tax, resulted in the increase in this equity-based tax which is assessed each year on January 1.

•
Other operating expenses totaled $1,139,000 for the three months ended September 30, 2015 compared to $871,000 for the corresponding period in 2014, or an increase of $268,000. The principal reason for the increase is the result of $231,000 of incremental charges associated with the Company's investment in low-income housing projects. The prior year results were favorably influenced by a favorable K-1 that resulted in negative expense for the period of $142,000.

The Company’s efficiency ratio improved for the three months ended September 30, 2015 to 79.6% compared to 81.6% for the same period in 2014. The improvement in the ratio was primarily the result of the increases in noninterest income and net interest income exceeding the increase in noninterest expense. The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization and other real estate income and expenses.
Income Tax Expense
Income tax expense totaled $462,000 for the three months ended September 30, 2015, for an effective tax rate of 15.8% compared to $24,000 for the same period in 2014.
As of December 31, 2014, the Company recaptured its entire valuation allowance on deferred tax assets which had previously been established. It was determined that with significant improvements in asset quality, strengthened capital ratios, and nine quarters of profitability, combined with improving market and economic conditions, maintaining a valuation allowance was no longer required. As a result of the reversal of the valuation allowance in the fourth quarter of 2014, income tax expense resulted in 2015, whereas no significant provision for income taxes was required in the third quarter of 2014.
NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014
Summary
The Company recorded net income of $6,425,000 for the nine months ended September 30, 2015 compared to net income of $10,028,000 for the same period in 2014. Diluted EPS for the nine months ended September 30, 2015 were $0.79, compared to $1.24 for the nine months ended September 30, 2014. Net income was influenced by a negative provision for loan losses of $2,900,000 for the nine months ended September 30, 2014, compared to a negative $603,000 for the corresponding period in 2015. Further affecting comparability between the two periods is that for the first nine months of 2015, income tax expense totaled $1,498,000 compared to $24,000 for the corresponding period in the prior year, as no federal income tax expense was recorded in 2014 due to the valuation allowance established on the net deferred tax asset.
Net Interest Income
The table below presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the nine months ended September 30, 2015 and 2014.
For the nine months ended September 30, 2015, net interest income measured on a fully tax equivalent basis increased $157,000 to $26,775,000 from $26,618,000 in the corresponding period in 2014. The primary reason for the increase in net interest income was a 2.1% increase in interest earning assets, offset partially by a lower net interest margin.
Interest income earned on loans increased $830,000 from $22,975,000 for the quarter ended September 30, 2014 to $23,805,000 for the same period in 2015. The primary reason for the increase was growth in the average loan balance from $679,042,000 for the nine months ended September 30, 2014 to $738,204,000 for the same period in 2015. Loans paying off at higher rates than the new loans originated, as well as competitive market conditions have led to the decline in interest rates earned on loans from 4.52% for the nine months ended September 30, 2014 to 4.31% for the corresponding period in 2015.
Securities interest income decreased $858,000 to $5,961,000 for the nine months ended September 30, 2015, from $6,819,000 for the same period in 2014. The average balance on securities has decreased from $418,663,000 for the nine months ended September 30, 2014 to $375,212,000 for the same period in 2015. The decrease in average balance on securities results from the use of proceeds of maturities to partially fund loan growth. As securities mature or pay off, the funds are reinvested at lower rates which resulted in a decrease in the tax equivalent yield from 2.18% for the nine months ended September 30, 2014 to 2.12% in the same period in 2015.
Interest expense on deposits and borrowings for the nine months ended September 30, 2015 was $3,055,000, a decrease of $145,000, from $3,200,000 in the same period in 2014. The Company’s cost of funds on interest-bearing liabilities has declined to 0.43% for the nine months ended September 30, 2015 from 0.46% for the same period in 2014. On a year to date basis, the interest rate environment has allowed the Company to replace maturing time deposits with funds at slightly lower rates. In the third quarter of 2015 however, the Company extended its maturities on deposits and long-term borrowings, which we anticipate will increase the cost of these funds in future quarters.
The Company’s net interest spread of 3.09% decreased 4 basis points for the nine months ended September 30, 2015 as compared to the same period in 2014. Net interest margin for the nine months ended September 30, 2015 was 3.16%, a 4 basis point decrease from 3.20% for the nine months ended September 30, 2014. Despite higher average balances in loans during the nine months ended September 30, 2015 as compared to 2014, the effect of a flattening yield curve negatively impacted the Company's net interest margin for the nine months ended September 30, 2015 compared to the same period in 2014. Maturing loans and securities were reinvested at lower rates; however, lowering rates on our deposits to the same extent was not feasible, and on a year to date basis, funding costs increased.
The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the nine months ended September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$20,901	$64	0.41%	$13,324	$24	0.24%
Securities	375,212	5,961	2.12	418,663	6,819	2.18
Loans	738,204	23,805	4.31	679,042	22,975	4.52
Total interest-earning assets	1,134,317	29,830	3.52	1,111,029	29,818	3.59
Other assets	85,221			61,040
Total	$1,219,538			$1,172,069
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$498,028	$671	0.18	$485,118	$604	0.17
Savings deposits	85,284	102	0.16	83,478	101	0.16
Time deposits	250,554	1,763	0.94	304,436	2,135	0.94
Short term borrowings	89,189	226	0.34	46,929	96	0.27
Long term debt	21,842	293	1.79	18,748	264	1.88
Total interest bearing liabilities	944,897	3,055	0.43	938,709	3,200	0.46
Non-interest bearing demand deposits	132,731			122,603
Other	11,146			12,037
Total Liabilities	1,088,774			1,073,349
Shareholders’ Equity	130,764			98,720
Total	$1,219,538			$1,172,069
Net interest income (FTE)/net interest spread		26,775	3.09%		26,618	3.13%
Net interest margin			3.16%			3.20%
Tax-equivalent adjustment		(1,149)			(1,155)
Net interest income		$25,626			$25,463

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses
The Company recorded a negative provision for loan losses, or a reversal or amounts previously provided, of $603,000 for the nine months ended September 30, 2015, compared to a negative provision of $2,900,000 for the same period in 2014. The negative provision for the nine months ended September 30, 2015 is the result of a recovery on a loan with prior charge-offs totaling $603,000. The negative provision recorded for the nine months ended September 30, 2014 resulted from several factors, including: 1) recoveries totaling $732,000 of loan amounts previously charged off, 2) successful resolution of a loan in workout with a smaller charge-off than the reserve established for it of $1,243,000, and 3) significant improvement in asset quality metrics. In determining the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses, as noted in the "Asset Quality" section. For both periods presented, the favorable historical charge-off data combined with relatively stable economic and market conditions has resulted in the determination that a negative provision could be recorded despite net charge-offs. Further, no additional reserves were needed on impaired loans, or for loan growth experienced during the periods.
See further discussion in the “Allowance for Loan Losses” section.
Noninterest Income
Noninterest income, excluding securities gains, totaled $13,171,000 for the nine months ended September 30, 2015, compared to $12,660,000 for the same period in 2014. Several factors contributed to the net change in noninterest income, excluding security gains, for the first nine months of 2015 compared to the same period in 2014, as noted below.

•
The Company experienced a decline in service charges on deposits from $4,056,000 for the nine months ended September 30, 2014 to $3,873,000 for the same period in 2015. This decline in service charges on deposits reflects changes in consumer spending behavior patterns, particularly insufficient fund charges, as customers have increased real time access to their funds availability through the internet and phone.

•
Other service charges, commissions and fees were $1,024,000 for the nine months ended September 30, 2015, representing a $319,000 increase over the same period in 2014. Favorably influencing the 2015 results were incremental gains on the sales of SBA and USDA loans totaling $196,000, and incremental fees on early prepayments of loans totaling $130,000 for the same period. Revenue associated with SBA and USDA loan sales, as well as prepayment fees, are dependent on market conditions.

•
Mortgage banking activities generated revenue of $2,150,000 for the nine months ended September 30, 2015 compared to $1,634,000 for the same period in 2014. Favorable real estate and interest rate conditions led to the increase in mortgage banking activities.

Securities gains totaled $1,911,000 for the nine months ended September 30, 2015 compared to $1,668,000 for the same period in 2014. For both periods, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to realize earnings on securities through gains, while funding the cash requirements of lending.
Noninterest Expenses
Noninterest expenses totaled $33,388,000 for the nine months ended September 30, 2015, compared to $32,639,000 for the corresponding prior year period. The changes in certain components of noninterest expenses for the nine months ended September 30, 2015 and 2014, are described below.

•
Salaries and employee benefits increased 2.9% for the nine months ended September 30, 2015 compared to the corresponding period in 2014, and totaled $18,109,000. The 2015 results were impacted by merit increases as well as incentive based compensation, and severance costs that totaled approximately $360,000 that were recognized in the second quarter of 2015.

•
Furniture and equipment expense of $2,265,000 for the nine months ended September 30, 2015 represented a decrease of $272,000 from $2,537,000 for the same period in 2014. The decrease was due principally to lower depreciation charges and the absence of any losses on disposal of equipment.

•
Data processing costs of $1,438,000 for the nine months ended September 30, 2015 compared to $1,209,000 for the same period in 2014, is due to higher volumes and costs associated with more sophisticated product and service offerings.

•
Advertising and bank promotions expense increased from $847,000 for the nine months ended September 30, 2014 to $1,040,000 for the same period in 2015, and reflects the timing and advertising associated with the opening of our new full service branch in Lancaster and increased promotion of several of our products.

•
FDIC insurance premiums totaled $631,000 for the nine months ended September 30, 2015, compared to $1,226,000, a decline of 48.5% on a year-to-date basis. This decline in FDIC insurance premiums is due to a decrease in the assessment rate, as the Company’s risk profile continued to improve.

•
Legal fees totaled $1,116,000 for the nine months ended September 30, 2015, compared to $544,000 for the same period in 2014. The increase in legal fees is primarily the result of costs associated with certain legal matters, including outstanding litigation against the Company and an ongoing confidential investigation being conducted by the Commission.

•
Other professional services, which includes accounting and consulting, totaled $951,000 for the nine months ended September 30, 2015, compared to $1,285,000 for the same period in 2014. The decrease is principally the result of less reliance on outside consulting firms, as some work previously handled by consultants was assumed by employees.

•
Collection and problem loan expense totaled $306,000 for the nine months ended September 30, 2015, representing a decrease of $227,000 for the corresponding period in the prior year and reflects improvement in the level of classified loans between the two periods. Similarly, real estate owned expenses also declined from $261,000 for the nine months ended September 30, 2014 to $116,000 for the corresponding period in 2015. The declines in collection and problem loan and real estate owned expenses reflect improvement in the level of classified assets between the two periods.

•
Taxes, other than income, totaled $691,000 for the nine months ended September 30, 2015, an approximate 56.0% increase on a year-to-date basis compared to 2014 as Pennsylvania’s Bank Shares tax is based on shareholders’ equity at the beginning of the year. A combination of 2014’s earnings, and unrealized gains on securities, net of tax, resulted in the increase in this equity-based tax, assessed each year on January 1.

•
Included in other operating expenses are negative provisions for loss, or benefits, for the reserve required for our off-balance sheet loan commitments, which may fluctuate based on the volume of the commitments and anticipated reserve requirements. For the nine months ended September 30, 2015, a benefit of $30,000 was recognized for required off-balance sheet reserve compared to $184,000 for the same period in 2014. In addition, incremental charges of $227,000 associated with the Company's investment in low-income housing projects. The prior years results were positively impacted by favorable K-1s, that resulted in less expense in the prior year.

The Company’s efficiency ratio increased for the nine months ended September 30, 2015 to 83.3%, compared to 82.6% for the same period in 2014. The higher, or less favorable, ratio between the two periods was primarily the result of higher noninterest expenses, which outpaced the growth in revenues.
Income Tax Expense
Income tax expense totaled $1,498,000 for the nine months ended September 30, 2015, compared to $24,000 for the same period in 2014. On a year-to-date basis through September 30, 2015, the effective tax rate was 18.9%. The Company's effective tax rate differs from the statutory rate of 35.0% principally due to tax-free income, including interest earned on tax free loans and securities, and earnings on the cash surrender value of life insurance policies.
As of December 31, 2014, the Company recaptured its entire valuation allowance on deferred tax assets which had previously been established. It was determined that with significant improvements in asset quality, strengthened capital ratios, and nine quarters of profitability, combined with improving market and economic conditions, maintaining a valuation allowance was no longer required. As a result of the reversal of the valuation allowance in the fourth quarter of 2014, income tax expense resulted in 2015, whereas no federal provision for income taxes was required in the first three quarters of 2014, with the only expense being state income tax.

FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale as a tool for managing interest rate risk to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of September 30, 2015, securities available for sale were $394,251,000, an increase of $18,052,000, from December 31, 2014’s balance of $376,199,000. The increase in the securities available for sale balance was consistent with the Company's intention to increase the size of the balance sheet to enhance interest income.
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
The loan portfolio, excluding residential loans held for sale, broken out by classes as of September 30, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial real estate:
Owner-occupied	$103,550	$100,859
Non-owner occupied	149,022	144,301
Multi-family	29,531	27,531
Non-owner occupied residential	53,853	49,315
Acquisition and development:
1-4 family residential construction	8,061	5,924
Commercial and land development	35,483	24,237
Commercial and industrial	69,017	48,995
Municipal	58,270	61,191
Residential mortgage:
First lien	125,142	126,491
Home equity - term	17,629	20,845
Home equity - lines of credit	105,886	89,366
Installment and other loans	7,414	5,891
	$762,858	$704,946
The loan portfolio at September 30, 2015 of $762,858,000 reflected an increase of $57,912,000, or 8.2%, from $704,946,000 at December 31, 2014. Growth was achieved in all loan segments, with the exception of municipal loans, as our sales and marketing efforts have been increased as we worked through our regulatory issues. Competition for new business opportunities remains strong, which may temper loan growth in future quarters.

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
Nonperforming assets include nonaccrual loans and foreclosed real estate. In addition, restructured loans still accruing and loans past due 90 days or more and still accruing are also deemed to be risk assets. For all loan classes, generally the accrual of interest income ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, as of the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loans have performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan.
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

The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of September 30, 2015, December 31, 2014 and September 30, 2014. Relevant asset quality ratios are also presented.

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans (cash basis)	$16,266	$14,432	$12,623
Other real estate (OREO)	1,022	932	1,128
Total nonperforming assets	17,288	15,364	13,751
Restructured loans still accruing	999	1,100	1,735
Loans past due 90 days or more and still accruing	0	0	0
Total risk assets	$18,287	$16,464	$15,486
Loans 30-89 days past due	$1,964	$1,612	$1,889
Asset quality ratios:
Nonaccrual loans to loans	2.13%	2.05%	1.86%
Nonperforming assets to assets	1.36%	1.29%	1.16%
Total nonperforming assets to total loans and OREO	2.26%	2.18%	2.02%
Total risk assets to total loans and OREO	2.39%	2.33%	2.27%
Total risk assets to total assets	1.44%	1.38%	1.31%
Allowance for loan losses to total loans	1.77%	2.09%	2.35%
Allowance for loan losses to nonaccrual loans	83.22%	102.18%	126.90%
Allowance for loan losses to nonaccrual and restructured loans still accruing	78.41%	94.95%	111.57%

Risk assets, defined as nonaccrual loans, restructured loans, loans past due 90 days or more and still accruing, and other real estate owned, totaled $18,287,000 at September 30, 2015, which was a increase of $1,823,000, or 11.1%, from the balance at December 31, 2014 of $16,464,000, and an increase of $2,801,000, or 18.1% from September 30, 2014. In efforts by Company personnel to work through risk assets in order to reduce the risk of future credit losses in the portfolio, one relationship totaling $6,692,000 was identified in the third quarter with potential weaknesses, and was moved to nonaccrual status. In connection with the evaluation of this impaired loan, it was determined that the Company was adequately secured, and no reserve allocation or partial charge-off was required at this time. The Company continues to work through risk assets in order to reduce the level of nonperforming assets and the risk of future credit losses.

A further breakdown of impaired loans at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,255	$0	$2,255	$3,288	$0	$3,288
Non-owner occupied	8,194	0	8,194	1,680	0	1,680
Multi-family	242	0	242	320	0	320
Non-owner occupied residential	915	0	915	1,500	0	1,500
Acquisition and development
Commercial and land development	5	201	206	123	287	410
Commercial and industrial	785	0	785	2,437	0	2,437
Residential mortgage:
First lien	3,087	798	3,885	4,509	813	5,322
Home equity - term	166	0	166	70	0	70
Home equity - lines of credit	597	0	597	479	0	479
Installment and other loans	20	0	20	26	0	26
	$16,266	$999	$17,265	$14,432	$1,100	$15,532
As of September 30, 2015, the Company had 88 lending relationships with loans that were considered impaired, and were included in the impaired loan balance of $17,265,000, compared to 94 lending relationships with an impaired loan balance of $15,532,000 at December 31, 2014. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at September 30, 2015 and December 31, 2014.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves at Period End
September 30, 2015
Relationships greater than $1,000,000	1	$6,692	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,247	475	0
Relationships greater than $250,000 but less than $500,000	8	2,734	646	11
Relationships less than $250,000	77	6,592	2,514	108
	88	$17,265	$3,635	$119
December 31, 2014
Relationships greater than $1,000,000	2	$3,687	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,156	0	0
Relationships greater than $250,000 but less than $500,000	11	3,558	804	0
Relationships less than $250,000	79	7,131	3,421	188
	94	$15,532	$4,225	$188
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
Of the relationships deemed to be impaired at September 30, 2015, one had an outstanding book balance in excess of $1,000,000. Seventy-seven (77) of the relationships, or nearly 88% of the total number of impaired relationships, have recorded balances less than $250,000, which reduces the likelihood of a large loss on one particular loan.
The largest impaired loan relationship, with an outstanding balance of $6,692,000 migrated to impaired status during the third quarter of 2015. Despite the loan being current as to both principal and interest, the Company moved this loan secured by non-owner occupied commercial property to impaired status as the long-term revenue stream and the guarantors' ability to keep the loan current have weakened. The Company believes the loan is well secured, and no loss is anticipated at this time.

In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of September 30, 2015. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance of $1,022,000 consists of 15 properties owned by the Company, 10 of which were commercial properties and totaled $676,000, and five (5) residential properties that totaled $346,000. The largest commercial property with a carrying value of $243,000 was land originally purchased by the Company for future expansion purposes. During 2011, it was determined that this property was no longer in the Company’s strategic plans, and as such, the Company re-designated the property as held for sale. A second commercial property is land divided into two parcels with a carrying value of $167,000. The remaining properties have carrying values of $120,000 or less and are also carried at the lower of cost or fair value, less costs to dispose.
As of September 30, 2015, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.
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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2015
Commercial real estate:
Owner-occupied	$94,502	$1,218	$5,575	$2,255	$0	$103,550
Non-owner occupied	128,216	12,502	110	8,194	0	149,022
Multi-family	26,342	2,137	810	242	0	29,531
Non-owner occupied residential	49,849	1,599	1,490	915	0	53,853
Acquisition and development:
1-4 family residential construction	8,061	0	0	0	0	8,061
Commercial and land development	34,087	222	968	206	0	35,483
Commercial and industrial	66,229	1,455	548	785	0	69,017
Municipal	58,270	0	0	0	0	58,270
Residential mortgage:
First lien	121,257	0	0	3,885	0	125,142
Home equity - term	17,463	0	0	166	0	17,629
Home equity - lines of credit	104,875	273	141	597	0	105,886
Installment and other loans	7,395	0	0	19	0	7,414
	$716,546	$19,406	$9,642	$17,264	$0	$762,858
December 31, 2014
Commercial real estate:
Owner-occupied	$89,815	$2,686	$5,070	$3,288	$0	$100,859
Non-owner occupied	120,829	20,661	1,131	1,680	0	144,301
Multi-family	24,803	1,086	1,322	320	0	27,531
Non-owner occupied residential	43,020	2,968	1,827	1,500	0	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	5,924
Commercial and land development	22,261	233	1,333	410	0	24,237
Commercial and industrial	43,794	850	1,914	2,437	0	48,995
Municipal	61,191	0	0	0	0	61,191
Residential mortgage:
First lien	121,160	9	0	5,290	32	126,491
Home equity - term	20,775	0	0	70	0	20,845
Home equity - lines of credit	88,164	630	93	479	0	89,366
Installment and other loans	5,865	0	0	26	0	5,891
	$647,601	$29,123	$12,690	$15,500	$32	$704,946
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

Activity in the allowance for loan losses for the three months ended September 30, 2015 and 2014 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2015
Balance, beginning of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
Provision for loan losses	9	(684)	151	(2)	(526)	(54)	8	(46)	(31)	(603)
Charge-offs	(170)	0	(27)	0	(197)	(222)	(18)	(240)	0	(437)
Recoveries	64	604	17	0	685	34	6	40	0	725
Balance, end of period	$8,035	$640	$985	$117	$9,777	$2,676	$178	$2,854	$906	$13,537
September 30, 2014
Balance, beginning of period	$14,053	$852	$993	$178	$16,076	$2,362	$186	$2,548	$1,801	$20,425
Provision for loan losses	(2,593)	(284)	(387)	9	(3,255)	72	66	138	217	(2,900)
Charge-offs	(1,840)	(33)	(1)	0	(1,874)	(286)	(78)	(364)	0	(2,238)
Recoveries	382	0	317	0	699	6	27	33	0	732
Balance, end of period	$10,002	$535	$922	$187	$11,646	$2,154	$201	$2,355	$2,018	$16,019

Activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(804)	(639)	202	(66)	(1,307)	919	97	1,016	(312)	(603)
Charge-offs	(711)	(22)	(77)	0	(810)	(574)	(47)	(621)	0	(1,431)
Recoveries	88	604	54	0	746	69	9	78	0	824
Balance, end of period	$8,035	$640	$985	$117	$9,777	$2,676	$178	$2,854	$906	$13,537
September 30, 2014
Balance, beginning of period	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,210)	(73)	(552)	(57)	(1,892)	(1,150)	192	(958)	(50)	(2,900)
Charge-offs	(2,514)	(67)	(64)	0	(2,645)	(495)	(200)	(695)	0	(3,340)
Recoveries	511	5	674	0	1,190	19	85	104	0	1,294
Balance, end of period	$10,002	$535	$922	$187	$11,646	$2,154	$201	$2,355	$2,018	$16,019
The allowance for loan losses totaled $13,537,000 at September 30, 2015, a decrease of $1,210,000 from $14,747,000 at December 31, 2014, due to net charge-offs of $607,000 during the period and a negative provision for loan losses of $603,000. Despite the reduction in the allowance for loan losses balance from December 31, 2014, allowance coverage metrics remain strong, with the allowance for loan losses to total loans ratio at 1.77% at September 30, 2015, and the allowance for loan losses to nonaccrual loans coverage ratio at 83.22%. Coverage on nonperforming loans fell during the year due primarily to one credit that is adequately secured with real estate collateral and lease income generated by the property. Classified loans, defined as loans rated substandard, doubtful or loss, totaled $26,900,000 at September 30, 2015, or approximately 3.5% of total loans outstanding, and decreased from $28,200,000 at December 31, 2014, or 4.0% of loans outstanding.
Net charge-offs (recoveries) were $(288,000) and $607,000 for the three and nine months ended September 30, 2015, compared to $1,506,000 and $2,046,000 for the same periods in 2014, resulting in a ratio of annualized net charge-offs to average loans outstanding of (0.15%) and 0.11% for the three and nine months ended September 30, 2015 and 0.87% and 0.40% for the same periods in 2014. For both periods presented, favorable historical charge-off data in which large charge off years migrated off in the historical calculation, combined with relatively stable economic and market conditions has resulted in the determination that a negative provision for loan losses could be recognized for all periods presented, as more fully discussed in the "Provision for Loan Losses" section in this Management and Discussion and Analysis.
The following summarizes the ending loan balances individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan losses allocation for each at September 30, 2015 and December 31, 2014.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2015
Loans allocated by:
Individually evaluated for impairment	$11,606	$206	$785	$0	$12,597	$4,648	$19	$4,667	$0	$17,264
Collectively evaluated for impairment	324,350	43,338	68,232	58,270	494,190	244,009	7,395	251,404	0	745,594
	$335,956	$43,544	$69,017	$58,270	$506,787	$248,657	$7,414	$256,071	$0	$762,858
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$111	$8	$119	$0	$119
Collectively evaluated for impairment	8,035	640	985	117	9,777	2,565	170	2,735	906	13,418
	$8,035	$640	$985	$117	$9,777	$2,676	$178	$2,854	$906	$13,537
December 31, 2014
Loans allocated by:
Individually evaluated for impairment	$6,788	$410	$2,437	$0	$9,635	$5,871	$26	$5,897	$0	$15,532
Collectively evaluated for impairment	315,218	29,751	46,558	61,191	452,718	230,831	5,865	236,696	0	689,414
	$322,006	$30,161	$48,995	$61,191	$462,353	$236,702	$5,891	$242,593	$0	$704,946
Allowance for loan losses allocated by:
Individually evaluated for impairment	$2	$0	$0	$0	$2	$173	$13	$186	$0	$188
Collectively evaluated for impairment	9,460	697	806	183	11,146	2,089	106	2,195	1,218	14,559
	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at September 30, 2015 and December 31, 2014. In addition to the reserve allocations on impaired loans noted above, 24 loans, with aggregate outstanding general ledger principal balances of $3,699,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $3,635,000 at September 30, 2015. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the allowance for loan losses reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased from $1,218,000 at December 31, 2014 to $906,000 at September 30, 2015 and represents 6.7% of the entire allowance for loan losses balance at September 30, 2015.

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
Deposits
Total deposits were $1,047,978,000 at September 30, 2015, an increase of $98,274,000, or 10.3%, from $949,704,000 at December 31, 2014. Included in the increase in total deposits was a shift in its composition. Non-interest bearing deposits grew by $23,263,000, or 20%, and totaled $139,565,000 at September 30, 2015. The Company has been actively seeking to increase these interest free funds, and has been able to do so as it expands its commercial and commercial real estate loan portfolios.
The Company has also experienced growth in its time deposits, which totaled $315,530,000 at September 30, 2015, an increase of 16.7%, from December 31, 2014, and came principally from brokered time deposits. Given interest rate conditions and asset/liability strategies, the Company elected to extend its maturity on deposits, through increasing its brokered time deposits. Although brokered time deposits increased, the Company reduced its position in brokered money market accounts, which declined by $31,996,000 from December 31, 2014 to September 30, 2015.
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
Total shareholders’ equity increased $7,463,000 from $127,265,000 at December 31, 2014 to $134,728,000 at September 30, 2015. The primary reasons for the increase in shareholders’ equity was the $5,264,000 net income retained for the nine months ended September 30, 2015, the issuance of common stock of $715,000, supplemented by a $1,631,000 increase in accumulated other comprehensive income, net of taxes.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2015 and December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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
As of September 30, 2015, $7,305,000 of the Company's deferred tax asset was disallowed for Tier 1 capital purposes pertaining to tax attribute deferred tax assets, including net operating loss carryforwards, net of a portion of deferred tax liabilities, subject to Basel III transition rules.
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

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of September 30, 2015, $3,607,000 of the allowance for credit losses was excluded from Tier 2 capital.
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which Orrstown Financial Services, Inc. may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of September 30, 2015, 8,813 shares had been repurchased under the program at a total cost of $147,000, or $16.62 per share.

Regulatory Capital. As of September 30, 2015 and December 31, 2014, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of September 30, 2015 and December 31, 2014 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,380	16.3%	$65,826	8.0%	n/a	n/a
Orrstown Bank	130,259	15.9%	65,758	8.0%	$82,197	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	123,995	15.1%	49,369	6.0%	n/a	n/a
Orrstown Bank	119,884	14.6%	49,318	6.0%	65,758	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	123,995	15.1%	37,027	4.5%	n/a	n/a
Orrstown Bank	119,884	14.6%	36,989	4.5%	53,428	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	123,995	9.9%	50,304	4.0%	n/a	n/a
Orrstown Bank	119,884	9.5%	50,342	4.0%	62,928	5.0%
December 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$119,713	16.8%	$56,859	8.0%	n/a	n/a
Orrstown Bank	118,540	16.7%	56,835	8.0%	$71,043	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	110,750	15.6%	28,429	4.0%	n/a	n/a
Orrstown Bank	109,581	15.4%	28,417	4.0%	42,626	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	110,750	9.5%	46,496	4.0%	n/a	n/a
Orrstown Bank	109,581	9.4%	46,518	4.0%	58,148	5.0%
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
In October 2011, the Company announced it had discontinued its quarterly dividend, which was the result of regulatory guidance from the Federal Reserve Bank. Under the Written Agreement entered into with the Federal Reserve Bank in March 2012, the Company was restricted from paying any dividends or repurchasing any stock without prior regulatory approval. The Written Agreement was terminated by the Federal Reserve Bank on April 1, 2015, and the Company resumed its quarterly dividend to common stockholders in April 2015.

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
The simulation analysis results are presented in Table 7a. These results, as of September 30, 2015, indicate that the Company would expect net interest income to decrease over the next twelve months by 1.8% assuming a downward shock in market interest rates of 1.00%, and to decrease by 1.8% assuming an upward shock of 2.00%. This profile reflects an acceptable short-term interest rate risk position. However, a decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.
Earnings at risk simulations for September 30, 2015, exhibited a decreased sensitivity to rising interest rates, compared to December 31, 2014.
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
The net present value analysis results are presented in Table 7b. These results, as of September 30, 2015, indicate that the net present value would increase 2.6% assuming a downward shift in market interest rates of 1.00% and decrease 1.0% if interest rates shifted up 2.00% in the same manner, and is more balanced than expected results given similar changes in interest rates at December 31, 2014.
The impact on net interest income given interest rate movements are presented in Table 7a. Given current conditions and the mix of interest earning assets and liabilities, it is anticipated that net interest income would decline by 1.8% in both a downward shift in interest rates by 1.00% and an increase in rates by 2.00%

Table 7a - Earnings at Risk			Table 7b - Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	September 30, 2015	December 31, 2014	Change in Market Interest Rates	September 30, 2015	December 31, 2014

(100)	(1.8%)	(1.5%)	(100)	2.6%	2.2%
100	(1.2%)	(3.2%)	100	(0.6%)	(4.3%)
200	(1.8%)	(6.1%)	200	(1.0%)	(6.8%)
Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of September 30, 2015, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by the Company's quarterly report on form 10-Q for the quarters ended March 31, 2015, and June 30, 2015.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents the Company's monthly repurchases of its common stock during the quarter ended September 30, 2015:

	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2015 to July 31, 2015	0	$0.00	0	0

August 1, 2015 to August 31, 2015	0	0.00	0	0

September 1, 2015 to September 30, 2015	8,813	16.62	8,813	407,187
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which Orrstown Financial Services, Inc. may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of September 30, 2015, 8,813 shares had been repurchased under the program at a total cost of $147,000, or $16.62 per share.
The Company did not sell any unregistered securities during the quarter ended September 30, 2015.

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
(Principal Financial Officer)

Date: November 6, 2015

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