Form 10-K
period 2015-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2016-03-11
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $115.6 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the registrant’s Common Stock as of March 7, 2016: 8,295,092.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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
The Company’s primary activity consists of owning and supervising its subsidiary, the Bank. The day-to-day management of the Company is conducted by its officers, who are also Bank officers. The Company has historically derived most of its income through dividends from the Bank. As of December 31, 2015, the Company, on a consolidated basis, had total assets of $1,292,816,000, total shareholders’ equity of $133,061,000 and total deposits of $1,032,167,000.
The Company has no employees. Its seven officers are employees of the Bank. On December 31, 2015, the Bank had 294 full-time and 12 part-time employees.
The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants commercial, residential, consumer and agribusiness loans in its market areas of Cumberland, Franklin, Lancaster and Perry Counties in Pennsylvania, Washington County, Maryland, and in contiguous counties. The concentrations of credit by type of loan are set forth in Note 4, “Loans Receivable and Allowance for Loan Losses” filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.” The Bank maintains a diversified loan portfolio and evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer pursuant to collateral standards established in the Bank’s credit policies and procedures.
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
Commercial Lending
A majority of the Company’s loan assets are loans for business purposes. Approximately 59% of the loan portfolio is comprised of commercial loans. The Bank makes commercial real estate, equipment, working capital and other commercial purpose loans as required by the broad range of borrowers across the Bank’s various markets.
The Bank’s credit policy dictates the underwriting requirements for the various types of loans the Bank would extend to borrowers. The policy covers such requirements as debt coverage ratios, advance rate against different forms of collateral, loan-to-value ratios (“LTV”) and maximum term.

Consumer Lending
The Bank provides home equity loans, home equity lines of credit and other consumer loans primarily through its branch network and customer call center. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a LTV of no greater than 90% of the value of the real estate being taken as collateral. The Bank’s underwriting standards typically require that a borrower’s debt to income ratio generally cannot exceed 43%.
Residential Lending
The Bank provides residential mortgages throughout its various markets through a network of mortgage loan officers. A majority of the residential mortgages originated are sold to secondary market investors, primarily Wells Fargo, Fannie Mae and the Federal Home Loan Bank of Pittsburgh. All mortgages, regardless of being sold or held in the Bank’s portfolio, are generally underwritten to secondary market industry standards for prime mortgages. The Bank generally requires a LTV of no greater than 80% of the value of the real estate being taken as collateral, without the borrower obtaining private mortgage insurance.
Loan Review
The Bank has a loan review policy and program which is designed to identify and mitigate risk in the lending function. The Enterprise Risk Management (“ERM”) Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession, or death of the borrower occurs, which heightens awareness as to a possible negative credit event.
Internal loan relationship reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which include a confirmation of the risk rating by the appropriate credit authority, including Credit Administration for loans in excess of $1,000,000. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the ERM Committee on a quarterly basis, with reaffirmation of the rating as approved by the Bank’s Loan Work Out Committee.
The Bank outsources its independent loan review to a third-party provider, which monitors and evaluates loan customers on a quarterly basis utilizing risk-rating criteria established in the credit policy in order to identify deteriorating trends and detect conditions which might indicate potential problem loans. The third-party loan review firm reports the results of the loan reviews quarterly to the ERM Committee for approval. The loan ratings provide the basis for evaluating the adequacy of the allowance for loan losses.
Orrstown Financial Advisors (“OFA”)
Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name “Orrstown Financial Advisors.” OFA offers retail brokerage services through a third-party broker/dealer arrangement with Cetera Advisor Networks LLC. As of December 31, 2015, trust assets under management were $966,362,000.
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
The Bank is a Pennsylvania-chartered commercial bank and a member of the FRB. As such, the operations of the Bank are subject to federal and state statutes applicable to banks chartered under Pennsylvania law, to FRB member banks and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s operations are also subject to regulations of the Pennsylvania Department of Banking and Securities (“PDB”), the FRB and the FDIC.

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
Financial and Bank Holding Company Activities
In general, the BHC Act and the FRB’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the FRB has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. A bank holding company that elects to be treated as a financial holding company, such as the Company, however, may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act and FRB regulations. For a bank holding company to be eligible to elect financial holding company status, the holding company must be both “well capitalized” and “well managed” under applicable regulatory standards and all of its subsidiary banks must be “well-capitalized” and “well-managed” and must have received at least a satisfactory rating on such institution’s most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). A financial holding company that continues to meet all of such requirements may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the FRB after-the-fact notice of the new activities. If a financial holding company fails to continue to meet any of the prerequisites for financial holding company status after engaging in activities not permissible for bank holding companies that have not elected to be treated as financial holding companies, the company must enter into an agreement with the FRB that it will comply with all applicable capital and management requirements. If the financial holding company does not return to compliance within 180 days, or such longer period as agreed to by the FRB, the FRB may order the company to discontinue existing activities that are not generally permissible for bank holding companies or divest the company’s investments in companies engaged in such activities. In addition, if any banking subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

FDIC Insurance and Assessments
The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the maximum deposit insurance amount is $250,000.
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
Pursuant to these requirements, the FDIC adopted new assessment regulations effective April 1, 2011 that redefined the assessment base as average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. Average assets would be reduced by goodwill and other intangibles. Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance. The base assessment rate for insured institutions in Risk Category I will range from 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points. An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. In addition, under the FDIC’s 2011 insurance assessment regulation, a schedule of lower assessment rates will go into effect the quarter after the Deposit Insurance Fund reserve ratio reaches 1.15%, which the FDIC projects will be the first or second quarter of 2016.

The FDIC has proposed to amend its assessment regulations for established banks (generally, an institution that has been federally insured for at least five years as of the last day of any quarter for which it is being assessed) with less than $10 billion in assets to replace the current risk categories with updated financial ratios that are designed to better predict the risk of failure of insured institutions. The proposed rules would not become effective until the designated reserve ratio of the Deposit Insurance Fund reaches 1.15% and would remain in effect until the designated reserve ratio reaches 2.0%. The proposed regulations would set a maximum rate that banks rated CAMELS 1 or 2 could be charged and a minimum rate that CAMELS 3, 4 and 5 banks would be charged. Under the proposal, the FDIC would use a bank’s weighted average CAMELS component ratings and the following financial measures to determine assessments: Tier 1 leverage ratio; ratio of net income before taxes to total assets; ratio of non-performing loans to gross assets; and ratio of other real estate owned to gross assets. In addition, assessments would take into consideration core deposits to total assets, one-year asset growth and a loan mix index. The loan mix index would measure the extent to which a bank’s total assets include higher risk loans. To calculate the loan mix index, each category of loans in the bank’s portfolio (other than credit card loans) would be divided by the bank’s total assets to determine the percentage of assets represented by that loan category. Each percentage would then be multiplied by that loan category’s historical weighted average industry-wide charge-off rate. The sum of these numbers would determine the loan mix index value for that bank. The FDIC proposal is intended to be revenue neutral to the FDIC but to shift premium payments to higher risk institutions. Most institutions are expected to see lower premiums. A companion proposal would assess banks over $10 billion in assets at higher rates for two years in accordance with the requirements of the Dodd-Frank Act.
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
Dividend Restrictions
The Company’s funding for cash distributions to its shareholders is derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds has historically been dividends received from the Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Company without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future may be influenced by bank regulatory policies and capital guidelines.
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

Basel III Capital Rules
Effective January 1, 2015, the Company and the Bank became subject to the Basel III Capital Rules, which substantially revised the risk-based capital requirements in comparison to the previously effective U.S. risk-based capital rules. The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) increased the minimum requirements for Tier 1 Capital ratio as well as the minimum levels to be considered well capitalized under prompt corrective action; (iii) and introduced the "capital conservation buffer”, designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer are subject to constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall.
Under the previously effective capital standards, the effects of accumulated other comprehensive income (“AOCI”) items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are generally included in the calculation of CET1 and thus of Tier 1 capital. However, banking organizations were given a one-time option to permanently opt out of the requirement to include most components of AOCI, including unrealized gains or losses on certain securities available for sale, in CET1. The Company and Bank made the one-time permanent election to opt out, with the result that most AOCI items will be treated for regulatory capital purposes in the same manner in which they were under the previously effective capital rules.
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
The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer are subject to constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall.
Under the Basel III Capital Rules, the minimum capital ratios effective as of January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets;

•	8.0% Total capital to risk-weighted assets; and

•	4.0% Tier 1 capital to average assets.
With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%), and (iii) eliminating the provision of the former regulation that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

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
In late 2012, the Bureau formed a Community Bank Advisory Council. Representatives were drawn from small-to-medium-sized community banks to engage in discussions on how smaller institutions help level the playing field for consumers experiencing difficulty in managing their money and what opportunities and challenges exist in mortgage lending for small institutions. The Bureau has developed prototype designs for various disclosures and agreements and invited the public and financial industry to review and comment on what works. Their website (www.consumerfinance.gov) serves as a public information resource on laws and regulations, provides assistance with financial questions, invites participation with projects or initiatives, and serves as a resource for submission of complaints. The Bureau has positioned itself to serve as a resource for submission of complaints and to provide help to consumers with complaints regarding credit cards, mortgages, student loans, checking accounts, savings accounts, credit reporting, bank services, and other consumer loans. Guidance and consumer tips on various financial topics have been issued since 2012 in blogs on the Bureau’s website.
Significant final mortgage rules were issued by the Bureau in January 2013, most with mandatory effective dates in January 2014. These rules were mandated by the Dodd-Frank Act provisions enacted in response to the breakdown in the mortgage lending markets and to provide for consumer protections. The following rules are intended to address problems consumers face in the three major steps in buying a home – shopping for a mortgage, closing on a mortgage, and paying off a mortgage.
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
In November 2013, the Bureau issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which was required by October 3, 2015. The Bank has devoted significant resources to implement the changes required to comply with the new disclosure requirements.

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
Future Legislation and Regulation
Changes to the laws and regulations in the states where the Company and the Bank do business can affect the operating environment of both the Company and the Bank in substantial and unpredictable ways. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company. This is also true of federal legislation.
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

ITEM 1A – RISK FACTORS
Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include, but are not limited to, the following:
Risks Related to Credit
The Company may be required to make further increases in the provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect it.
There is no precise method of predicting loan losses and the required level of reserves, and related provision for loan losses, can fluctuate from year to year, based on charge-offs and/or recoveries, loan volume, credit administration practices, and local and national economic conditions, among other factors. For 2015, we recorded a negative provision for loan losses of $603,000. The Company recorded net charge-offs of $576,000 in 2015 compared to net charge-offs of $2,318,000 in 2014. Risk elements, including nonperforming loans, troubled debt restructurings still accruing, loans greater than 90 days past due still accruing, and other real estate owned totaled $18,084,000 at December 31, 2015. The allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.
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
The allowance for loan losses was 1.74% of total loans and 78% of nonaccrual and restructured loans still accruing at December 31, 2015, compared to 2.09% of total loans and 95% of nonaccrual and restructured loans still accruing at December 31, 2014. Material additions to the allowance could materially decrease our net income. In addition, at December 31, 2015, the top 25 lending relationships individually had commitments of approximately $356,300,000, and an aggregate total outstanding loan balance of $298,427,000, or 38% of the loan portfolio. The deterioration of one or more of these loans could result in a significant increase in the nonperforming loans and the provisions for loan losses, which would negatively impact our results of operations.
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

Almost 10% of our loan portfolio consists of commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.
 Our commercial and industrial loan portfolio grew by $24.6 million, or approximately 50%, during the year ended December 31, 2015 to $73.6 million at December 31, 2015.  Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.
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
Our commercial and industrial lending operations are located primarily in South Central Pennsylvania and in Washington County, Maryland. Our borrowers’ ability to repay these loans depend largely on economic conditions in these and surrounding areas. A deterioration in the economic conditions in these market areas could materially adversely affect our operations and increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services and decrease the value of collateral securing loans.
Risks Related to Interest Rates and Investments
Changes in interest rates could adversely impact the Company’s financial condition and results of operations.
Operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest-bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, and liquidity could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on our loans, securities and other investments fall more quickly than those on our deposits, borrowings and other liabilities. Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment.
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
Risks Related to Competition and to Our Business Strategy
Difficult economic and market conditions have adversely affected the financial services industry and may continue to materially and adversely affect the Company.
We are operating in a volatile economic environment, including generally uncertain global, national and local conditions. Additional concerns from some of the countries in the European Union, Russian Federation, China and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2015, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions, including the Bank. While the Company saw continued improvement in 2015, a worsening of economic conditions, or a prolonged inconsistent recovery, may further impact the Bank’s results of operations and financial condition. In particular, we may face the following risks in connection with these events:

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
Our operations and the properties securing our loans are primarily located in South Central Pennsylvania and in Washington County, Maryland. Our operating results depend largely on economic conditions and real estate valuations in these and surrounding areas. A deterioration in the economic conditions in these market areas could materially adversely affect our operations and increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services and decrease the value of collateral securing loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.
Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect profitability and liquidity.
We experience substantial competition in originating loans, both commercial and consumer loans, in our market area. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and other lenders. Some of our competitors enjoy advantages, including greater financial resources, and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that we originate and the interest rates we are able to charge on these loans.
In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Some of our competitors enjoy advantages, including more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could materially adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.
The Company’s business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
In 2015, loans grew $76,767,000, or 10.9% from $704,946,000 at January 1, 2015, to $781,713,000 at December 31, 2015, due to organic growth through increases in consumer, commercial and commercial real estate loans. Over the long term, we expect to continue to experience growth in loans and total assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to successfully execute our business strategies, which include continuing to grow our loan portfolio. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet underwriting standards. In addition, since our asset quality metrics have returned closer to historical levels, we may consider the acquisition of other financial institutions and branches within or outside of our market area to the extent permitted by our regulators, the success of which will depend on a number of factors, including our ability to integrate the acquired institutions or branches into the current operations of the Company, our ability to limit the outflow of deposits held by customers of the acquired institution or branch locations, our ability to control the incremental increase in non-interest expense arising from any acquisition and our ability to retain and integrate the appropriate personnel of the acquired institution or branches. We believe we have the resources and internal systems in place to successfully achieve and manage our future growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

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
The Company’s success depends, in large part, on our ability to attract and retain skilled people. We have experienced turnover among our senior officers. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to attract and hire sufficiently skilled people to fill open and newly created positions or to retain current or future employees. An inability to attract and retain individuals with the necessary skills to fill open positions, or the unexpected loss of services of one or more of our key personnel, could have a material adverse impact on our business due to the loss of their skills, knowledge of our markets, years of industry experience or the difficulty of promptly finding qualified replacement personnel.
An interruption or breach in security with respect to our information system, or our outsourced service providers, could adversely impact the Company’s reputation and have an adverse impact on our financial condition or results of operations.
Information systems are critical to our business. We use various technological systems to manage our customer relationships, general ledger, securities investments, deposits and loans. We rely on software, communication, and information exchange on a variety of computing platforms and networks and over the internet. We have established policies and procedures in place to prevent or limit the effect of system failures, interruptions and security breaches, but we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from security breaches.
We rely on the services of a variety of vendors to meet our data processing and communication needs. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. Any of these results could have a material adverse effect on our financial condition, results of operations or liquidity.
We could be adversely affected by failure in our internal controls.
A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations.
Risks Related to Regulatory Compliance and Legal Matters
Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.
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
Changes in assessment rates of the Pennsylvania Bank Shares Tax, a tax calculated on the outstanding equity of the Bank, may have a material adverse effect on our results of operations.
The Government of the Commonwealth of Pennsylvania has yet to agree on a budget for the fiscal year 2015-2016, and forecast revenues generated are not sufficient to meet forecast expenditures. One tax subject to continue deliberation, which the Bank is currently subject to, is the Pennsylvania Bank Shares Tax. This tax is currently assessed at 0.89% of eligible capital. As part of the budget negotiation, the assessment rate has been discussed as one which may be increased to cover the deficiency in the Commonwealth's budget. If this assessment rate on the Pennsylvania Bank Shares tax is increased, including possible retroactive assessments, it may materially adversely affect the results of operations.
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
Changes in accounting standards could impact the Company's financial condition and results of operations.
The accounting standard setters, including the Financial Accounting Standards Board ("FASB"), the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes, including a significant proposal which would change the accounting for the determination of the allowance for loan losses from a probable loss to an expected loss model, can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, which would result in the restating of the Company’s prior period financial statements.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
The Basel III Capital Rules which became effective for the Company and Bank on January 1, 2016, established a new comprehensive capital framework for U.S. banking organizations, including community banks, which also incorporate provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the previously effective U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios, address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the current risk-weighting approach.
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
As set forth in Part I, Item 3 - Legal Proceedings, of this Annual Report on Form 10-K, the allegations of Southeastern Pennsylvania Transportation Authority's ("SEPTA") proposed second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the SEC. In cooperating fully with the SEC in connection with the inquiry, the Company has incurred, and will continue to incur, significant additional noninterest expenses for professional services such as legal fees. See “Noninterest Expenses" in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" as discussed in Part II, Item 7. The SEC’s inquiry is not an indication that the SEC believes the Company or anyone else has violated federal securities laws or regulations. Nor does it mean that the SEC has a negative opinion of any person, entity, or security. If the SEC determines that there were violations of federal securities laws, the SEC could bring enforcement actions and/or monetary fines against the Company or certain individual former or current employees or directors of the Company, or administrative proceedings against the Company or its former or current employees or directors.
Risks Related to Liquidity
The Company is a holding company dependent for liquidity on payments from the Bank, its sole subsidiary, which is subject to restrictions.
The Company is a holding company and depends on dividends, distributions and other payments from the Bank to fund dividend payments and stock repurchases, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.
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

Risks Related to Owning our Stock
If the Company wants to, or is compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.
Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that, they believe, are necessary to support our business operations. At December 31, 2015, all four capital ratios for us and our banking subsidiary were above regulatory minimum levels to be deemed “well capitalized” under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a tier 1 leverage ratio of at least 5.0%, CET1 capital ratio of 6.5%, Tier 1 risk-based capital ratio of at least 8.0%, and a total risk-based capital ratio of at least 10.0%. In addition, beginning January 1, 2016, the implementation of the capital conservation buffer included in the Basel III capital rules will begin at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each January 1, until it reaches 2.5% on January 1, 2019), resulting in additional capital that will be required of the Bank.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
The Bank owns and leases properties in Cumberland, Franklin, Lancaster and Perry Counties, Pennsylvania and Washington County, Maryland as branch banking offices and an operations center. The Company and the Bank maintain headquarters at the Bank’s King Street Office in Shippensburg, Pennsylvania. A summary of these properties is as follows:

Office and Address	Acquired/Built	Office and Address	Acquired/Built

Properties Owned		Properties Owned (continued)

Orrstown Office	1919	Lincoln Way East Office	2004
3580 Orrstown Road		1725 Lincoln Way East
Orrstown, PA 17244		Chambersburg, PA 17202

Lurgan Avenue Office	1981	Duncannon Office	2006
121 Lurgan Avenue		403 North Market Street
Shippensburg, PA 17257		Duncannon, PA 17020

King Street Office	1986	Greencastle Office	2006
77 E. King Street		308 Carolle Street
Shippensburg, PA 17257		Greencastle, PA 17225

Stonehedge Office	1994	New Bloomfield Office	2006
427 Village Drive		1 South Carlisle Street
Carlisle, PA 17015		New Bloomfield, PA 17068

Path Valley Office	1995	Newport Office	2006
16400 Path Valley Road		Center Square
Spring Run, PA 17262		Newport, PA 17074

Norland Avenue Office	1997	Red Hill Office	2006
625 Norland Avenue		18 Newport Plaza
Chambersburg, PA 17201		Newport, PA 17074

Silver Spring Office	2000	Simpson Street Office	2006
3 Baden Powell Lane		1110 East Simpson Street
Mechanicsburg, PA 17050		Mechanicsburg, PA 17055

North Middleton Office (land lease)	2002	North Pointe Operations Center	2007
2250 Spring Road		Orrstown Operations Center
Carlisle, PA 17013		2695 Philadelphia Avenue
		Chambersburg, PA 17201

Orchard Drive Office (land lease)	2003	Eastern Blvd. Office	2008
1355 Orchard Drive		1020 Professional Court
Chambersburg, PA 17201		Hagerstown, MD 21740

Seven Gables Office	2003
1 Giant Lane
Carlisle, PA 17013

Office and Address	Acquired/Built	Office and Address	Acquired/Built

Properties Leased		Properties Leased (continued)

Hanover Street	1997	Rohrerstown	2013
22 S. Hanover St.		2098 Spring Valley Road
Carlisle, PA 17013		Lancaster, PA 17601

Camp Hill	2005	Commerce Drive	2015
3045 Market St.		1589 Commerce Drive
Camp Hill, PA 17011		Lancaster, PA 17605

Carlisle Fairgrounds	2011
1000 Bryn Mawr Road
Carlisle, PA 17103

ITEM 3 – LEGAL PROCEEDINGS
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
On May 25, 2012, SEPTA filed a putative class action complaint in the United States District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and executive officers (collectively, the “Defendants”). The complaint alleges, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), motions for appointment of Lead Plaintiff in this case were due by July 24, 2012. SEPTA was the sole movant and the Court appointed SEPTA Lead Plaintiff on August 20, 2012.
Pursuant to the PSLRA and the Court’s September 27, 2012 Order, SEPTA was given until October 26, 2012 to file an amended complaint and the Defendants until December 7, 2012 to file a motion to dismiss the amended complaint. SEPTA’s opposition to the Defendant’s motion to dismiss was originally due January 11, 2013. Under the PSLRA, discovery and all other proceedings in the case were stayed pending the Court’s ruling on the motion to dismiss. The September 27, 2012 Order specified that if the motion to dismiss were denied, the Court would schedule a conference to address discovery and the filing of a motion for class certification. On October 26, 2012, SEPTA filed an unopposed motion for enlargement of time to file its amended complaint in order to permit the parties and new defendants to be named in the amended complaint time to discuss plaintiff’s claims and defendants’ defenses. On October 26, 2012, the Court granted SEPTA’s motion, mooting its September 27, 2012 scheduling Order, and requiring SEPTA to file its amended complaint on or before January 16, 2013 or otherwise advise the Court of circumstances that require a further enlargement of time. On January 14, 2013, the Court granted SEPTA’s second unopposed motion for enlargement of time to file an amended complaint on or before March 22, 2013.
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
On July 22, 2015, SEPTA filed a motion for leave to amend under Local Rule 15.1, and attached a copy of its proposed second amended complaint to its motion. Many of the allegations of the proposed second amended complaint are essentially the same or similar to the allegations of the dismissed amended complaint. The proposed second amended complaint also alleges that the Orrstown Defendants did not publicly disclose certain alleged failures of internal controls over loan underwriting, risk management, and financial reporting during the period 2009 to 2012, in violation of the federal securities laws. On February 8, 2016, the Court granted SEPTA’s motion for leave to amend and SEPTA filed its second amended complaint that same day.
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
On February 25, 2016, the Court issued a scheduling Order directing: all defendants to file any motions to dismiss by March 18, 2016; SEPTA to file an omnibus opposition to defendants’ motions to dismiss by April 8, 2016; and all defendants to file reply briefs in support of their motions to dismiss by April 22, 2016. The Order stays all discovery and other deadlines in the case (including the filing of SEPTA’s motion for class certification) pending the outcome of the motions to dismiss.
The Company believes that the allegations of SEPTA’s second amended complaint are without merit and intends to vigorously defend itself against those claims.
Given that the litigation is still in the pleading stage, it is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the NASDAQ Capital Market under the symbol “ORRF” as of April 28, 2009, and continues to be listed there as of the date hereof. At the close of business on March 7, 2016, there were approximately 2,975 shareholders of record.
The following table sets forth, for the fiscal periods indicated, the high and low sales prices of our common stock for the two most recent fiscal years. Trading prices are based on published financial sources.

	2015			2014
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
	High	Low		High	Low

First quarter	$17.50	$16.31	$0.00	$17.50	$15.35	$0.00
Second quarter	18.00	16.02	0.07	16.95	15.85	0.00
Third quarter	18.00	15.10	0.07	17.00	15.33	0.00
Fourth quarter	18.45	16.24	0.08	17.21	15.50	0.00
			$0.22			$0.00
In October 2011, the Company announced that it had discontinued its quarterly dividend. On April 21, 2015, the Company resumed its declaration of a quarterly dividend, once enforcement actions against the Company and the Bank were lifted. The Company expects to continue its policy of paying regular cash dividends declared from time to time by the Board of Directors, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial conditions and other factors deemed relevant by the Board of Directors. See Note 15, "Restrictions on Dividends, Loans, and Advances," in the "Notes to Consolidated Financial Statements" included in Item 8 for the year ended December 31, 2015 for restrictions on the payment of dividends.
Issuer Purchases of Equity Securities
The following table presents the Company's monthly repurchases of its common stock during the quarter ended December 31, 2015. The maximum number of shares that may yet be purchased under the plan is 368,923 shares at December 31, 2015.

	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2015 to October 31, 2015	33,818	$17.21	33,818	373,369

November 1, 2015 to November 30, 2015	0	0.00	0	373,369

December 1, 2015 to December 31, 2015	4,446	17.48	4,446	368,923
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of December 31, 2015, 47,077 shares had been repurchased under the program at a total cost of $808,680, or $17.18 per share.

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

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Orrstown Financial Services, Inc.	100.00	31.06	36.30	61.56	64.01	68.03
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”). The Performance Graph and its accompanying table are not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.
Recent Sales of Unregistered Securities
The Company has not sold any securities within the past three years which were not registered under the Securities Act.

ITEM 6 – SELECTED FINANCIAL DATA

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Summary of Operations
Interest income	$38,635	$38,183	$37,098	$45,436	$60,361
Interest expense	4,301	4,159	5,011	7,548	10,754
Net interest income	34,334	34,024	32,087	37,888	49,607
Provision for loan losses	(603)	(3,900)	(3,150)	48,300	58,575
Net interest income after provision for loan losses	34,937	37,924	35,237	(10,412)	(8,968)
Securities gains	1,924	1,935	332	4,824	6,224
Other noninterest income	17,254	16,919	17,476	18,438	20,396
Goodwill impairment charge	0	0	0	0	19,447
Other noninterest expenses (excluding goodwill impairment charge)	44,607	43,768	43,247	43,349	41,032
Income (loss) before income taxes (benefit)	9,508	13,010	9,798	(30,499)	(42,827)
Income tax expense (benefit)	1,634	(16,132)	(206)	7,955	(10,863)
Net income (loss)	$7,874	$29,142	$10,004	$(38,454)	$(31,964)
Per Common Share Data
Net income (loss)	$0.97	$3.59	$1.24	$(4.77)	$(3.98)
Diluted net income (loss)	0.97	3.59	1.24	(4.77)	(3.98)
Cash dividend paid	0.22	0.00	0.00	0.00	0.69
Book value at December 31	16.08	15.40	11.28	10.85	15.92
Tangible book value at December 31	16.06	15.35	11.20	10.75	15.79
Average shares outstanding – basic	8,106,438	8,110,344	8,093,306	8,066,148	8,017,307
Average shares outstanding – diluted	8,141,600	8,116,054	8,093,306	8,066,148	8,026,726
Stock Price Statistics
Close	$17.84	$17.00	$16.35	$9.64	$8.25
High	18.45	17.50	18.00	11.29	29.50
Low	15.10	15.33	9.49	7.45	7.90
Price earnings ratio at close	18.4	4.7	13.2	(2.0)	(2.1)
Diluted price earnings ratio at close	18.4	4.7	13.2	(2.0)	(2.1)
Price to book at close	1.1	1.1	1.4	0.9	0.5
Price to tangible book at close	1.1	1.1	1.5	0.9	0.5
Year-End Balance Sheet Data
Total assets	$1,292,816	$1,190,443	$1,177,812	$1,232,668	$1,444,097
Loans	781,713	704,946	671,037	703,739	965,440
Total investment securities	402,844	384,549	416,864	311,774	322,123
Deposits – noninterest bearing	131,390	116,302	116,371	121,090	111,930
Deposits – interest bearing	900,777	833,402	884,019	963,949	1,104,972
Total deposits	1,032,167	949,704	1,000,390	1,085,039	1,216,902
Repurchase agreements	29,156	21,742	9,032	9,650	15,013
Borrowed money	84,495	79,812	66,077	37,470	73,798
Total shareholders’ equity	133,061	127,265	91,439	87,694	128,197
Trust assets under management – market value	966,362	1,017,013	1,085,216	992,378	947,273
Performance Statistics
Average equity / average assets	10.66%	8.63%	7.45%	8.07%	10.36%
Return on average equity	5.99%	28.78%	11.30%	(35.22)%	(20.33)%
Return on average assets	0.64%	2.48%	0.84%	(2.84)%	(2.11)%

Supplemental Reporting of Non-GAAP-Based Financial Measures

Tangible book value per share is computed by dividing shares outstanding into tangible common equity. Management uses tangible book value per share because it believes such ratio is useful in understanding the Company's capital position and ratios. A reconciliation of book value per share to tangible book value per share is set forth below.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011

Shareholders’ equity	$133,061	$127,265	$91,439	$87,694	$128,197
Less: Intangible assets	207	414	622	832	1,041
Tangible equity	$132,854	$126,851	$90,817	$86,862	$127,156

Book value per share	$16.08	$15.40	$11.28	$10.85	$15.92
Less: Intangible assets per share	0.02	0.05	0.08	0.10	0.13
Tangible book value per share	$16.06	$15.35	$11.20	$10.75	$15.79

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the consolidated financial condition and results of operations for each of the three years ended December 31, 2015, 2014 and 2013. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in this report to assist in the evaluation of the Company’s 2015 performance. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.
Overview
The U.S. economy is in its sixth year of recovery from one of its longest and most severe economic recessions in recent history. The strength of the recovery has been modest by historical standards with GDP growth struggling to sustain momentum above 2.0%. Unemployment had been slow to decline until 2014, when it experienced its best employment growth in more than a decade adding over three million new jobs, and this favorable momentum in employment gains has continued in 2015. With continued improvement in the economic outlook, the FRB began its long awaited rise in interest rates, when it raised the short-term rate by 25 basis points in December 2015. Many of the world's economies appear to be in recession or experiencing decelerating growth, and as a result, the dollar has strengthened significantly and commodity prices have fallen precipitously. It is not certain that the U.S. economy will remain strong enough to allow the FRB to continue to raise interest rates while the rest of the world's major economies struggle.
The Company was profitable in 2015. Net income for the years ended December 31, 2015, 2014 and 2013 was $7,874,000, $29,142,000 and $10,004,000 after posting losses in the two previous years. The Company was able to return to profitability as asset quality issues have improved significantly in the past three years, from their elevated levels, allowing for significant reductions in the provision for loan losses in 2015, 2014 and 2013. The provision for loan losses was a negative $603,000, $3,900,000, and $3,150,000 for the years ended December 31, 2015, 2014 and 2013.
The results of operations of the Company in 2014 were also influenced by the establishment of a deferred tax asset valuation allowance reserve totaling $20,235,000 in 2012 due primarily to the cumulative losses posted in 2011 and 2012. As a result of sustained profitability for the prior nine quarters, strengthened asset quality metrics and regulatory capital, the valuation allowance was recaptured in the fourth quarter of 2014, and an income tax benefit of $16,204,000 was recorded.
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
The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify their judgments in this regard, from one period to another, should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Based upon the Company’s prior cumulative taxable losses, projections for future taxable income and other available evidence, management determined that there was not sufficient positive evidence to outweigh the cumulative loss, and concluded it was not more likely than not that the net deferred tax asset would be realized for the quarters ended September 30, 2012 through September 30, 2014. Accordingly a full valuation allowance was recorded for each of these quarters in 2012. At December 31, 2014, management analyzed the Company’s profitable operations over the prior nine quarters, improvements in asset quality, strengthened capital position, reduced regulatory risk, as well as improvement in economic conditions, and determined that a full valuation allowance was no longer necessary, and the full amount was recaptured as of December 31, 2014. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred tax assets would be realized.
Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.
Corporate Profile and Significant Developments
The Company is a bank holding company (that has elected status as a financial holding company with the FRB) headquartered in Shippensburg, Pennsylvania with consolidated assets of $1,292,816,000 at December 31, 2015. The consolidated financial information presented herein reflects the Company and its wholly-owned commercial bank subsidiary, the Bank.
The Bank, with total assets of $1,292,178,000 at December 31, 2015, is a Pennsylvania chartered commercial bank with 22 offices. The Bank’s deposit services include a variety of checking, savings, time and money market deposits along with related debit card and merchant services. Lending services include commercial loans, residential loans, commercial mortgages and various forms of consumer lending. Orrstown Financial Advisors, a division of the Bank, offers a diverse line of financial services to our customers, including, but not limited to, brokerage, mutual funds, trusts, estate planning, investments and insurance products. At December 31, 2015, Orrstown Financial Advisors had approximately $966,362,000 of assets under management.
Economic Climate, Inflation and Interest Rates
The U.S. economy is in the sixth year of modest expansion following one of its longest and most severe economic recessions in history. The modest strength of the expansion has resulted in strong competition for quality lending opportunities, which together with a relatively flat yield curve, has pressured net interest margin and the ability to leverage our overhead expenses.
The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. Inflationary pressures over the last three years have been modest and the outlook for inflation appears modest for the foreseeable future.
As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense is greatly influenced by the level of interest rates and the slope of the interest rate curve. During the three years presented in this financial statement review, interest rates have remained near all-time lows. In December 2015, the FRB raised short term interest rates by 25 basis points, the first increase in rates in ten years. Because of the low level of interest rates, we have not been able to lower the rate we pay for interest bearing non-maturity deposits to the same extent that has been experienced in the rates we have been able to earn on our interest earning assets. As a result, the Company’s net interest margin has been negatively impacted.
Management believes that the Company is positioned to withstand the challenging economic conditions because of the steps it has taken to improve its capital, liquidity position, and asset quality.
Results of Operations
Summary
For the years ended December 31, 2015, 2014 and 2013, the Company recorded net income of $7,874,000, $29,142,000 and $10,004,000. Diluted earnings per share were $0.97, $3.59 and $1.24 for the years ended December 31, 2015, 2014 and 2013.
Each of the three years had events and circumstances that affect the comparability of the information for the periods presented, and reflects the impact that asset quality had on the results of our operations. In 2013 and 2014, improvements were noted in asset quality due to some success in remediation and workout efforts. As a result, it was determined that no provision for loan losses was needed for 2013, 2014 and 2015, and that a recovery of amounts previously provided for or charged off would be recognized. This resulted in a negative provision of $603,000, $3,900,000 and $3,150,000 for the years ended December 31, 2015, 2014 and 2013.
Noninterest expenses, in total, remained relatively consistent, and totaled $44,607,000, $43,768,000 and $43,247,000 for the years ended December 31, 2015, 2014 and 2013. Although the total was relatively flat, the changes in certain components of noninterest expenses between the three periods are reflective of the Company's asset quality remediation efforts, focus on investing in additional talent and technology to better serve the needs of our customers, and efforts to develop new relationships. Data processing costs increased from $682,000 for the year ended December 31, 2013 to $1,866,000 and $2,026,000 for the years ended December 31, 2014 and 2015. Salaries and employee benefits increased from $22,954,000 for the year ended December 31, 2013 to $23,658,000 and $24,056,000 for the years ended December 31, 2014 and 2015.
For the year ended December 31, 2015, net income included income tax expense of $1,634,000, or an effective tax rate 17.2%, whereas results for the years ended December 31, 2014 and 2013 were favorably impacted by issues surrounding a valuation allowance on deferred tax assets. The 2014 results benefited from the recapture of the valuation allowance on deferred tax assets of $16,204,000, and 2013 benefited from the valuation allowance and the fact no federal income tax expense was recorded, despite pre-tax income, due to the valuation allowance on deferred tax that was previously established and charged to income tax expense in 2012.
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
Net interest income is affected by changes in interest rates, volumes of interest-earning assets and interest-bearing liabilities and the composition of those assets and liabilities. The “net interest spread” and “net interest margin” are two common statistics related to changes in net interest income. The net interest spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning assets. Through the use of non-interest bearing demand deposits and shareholders' equity, the net interest margin exceeds the net interest spread, as these funding sources are non-interest bearing.
The “Analysis of Net Interest Income” table presents net interest income on a fully taxable equivalent basis, net interest spread and net interest margin for the years ending December 31, 2015, 2014 and 2013. The “Changes in Taxable Equivalent Net Interest Income” table below analyzes the changes in net interest income for the same periods broken down by their rate and volume components.

2015 versus 2014
For the year ended December 31, 2015, net interest income, measured on a fully tax equivalent basis, increased $493,000, or 1.4%, to $35,987,000 from $35,494,000 for the same period in 2014. The primary reason for the increase in net interest income was higher average balances in loans during 2015 as compared to 2014. However, net interest margin compressed from 3.20% for the year ended December 31, 2014 to 3.14% for the same period in 2015, due to the effects of the flattening yield curve throughout 2015 that negatively impacted the yields on interest-earning assets, and caused funding costs to increase.
Interest income on tax equivalent basis on loans increased from $30,719,000 for the year ended December 31, 2014 to $31,881,000 for the year ended December 31, 2015, for an increase of $1,162,000. The increase in interest income on loans was primarily a result of an increase in average loan volume, offset partially by a decrease in yield. The average loans balance increased to $746,679,000 for the year ended December 31, 2015, compared to $683,878,000 for the same period in 2014, and was the result of successful sales efforts across all loan segments. The average yield on the loan portfolio decreased 22 basis points from 4.49% for the year ended December 31, 2014 to 4.27% for the same period in 2015, which partially offset the income generated from higher average loan balances. During 2015, competition for loans remained strong, which resulted in competitive pricing in order to grow loan balances. Additionally, the proceeds from loan repayments were invested in new loans, generally at lower rates than those loans in which repayments were received.
Interest income earned on a tax equivalent basis on securities decreased in 2015 and totaled $8,326,000 for the year ended December 31, 2015, a decrease of $573,000 compared to the $8,899,000 for the same period in 2014. The average balance of securities has decreased from $413,072,000 for the year ended December 31, 2014 to $381,668,000 for the same period in 2015, with funds obtained from the maturing and prepaying securities used to fund a portion of the Company's loan growth, which resulted in a decline in the average balance of securities available for sale from 2014 to 2015. Partially offsetting the decrease in interest income on securities that resulted from lower average balances, was an increase in rates earned on securities, which increased from an average tax equivalent yield of 2.15% in 2014 to 2.18% in 2015. As a result of a greater composition of tax-exempt securities in the total securities portfolio, the overall yield increased slightly, as tax-exempt securities continued to provide attractive yields.
Interest expense on deposits and borrowings for the year ended December 31, 2015 was $4,301,000, an increase of $142,000, from $4,159,000 for the same period in 2014. The average balance of interest bearing liabilities increased 2.13% from $936,831,000 for the year ended December 31, 2014 to $956,740,000 for the same period in 2015. In addition, the Company’s cost of funds on interest bearing liabilities increased to 0.45% for the year ended December 31, 2015 from 0.44% for the same period in 2014. Interest expense on time deposits decreased for the year ended December 31, 2015 to $2,562,000, from $2,720,000 for the same period in 2014, due to a decrease in average balances. During the first six months of 2015, the Company was allowing its time deposits to run off which contributed greatly to the decline in average time deposits in comparison to 2014, as there were cheaper funding alternatives available. As opportunities to deploy funds at more favorable returns for the risk taken became available, the Company increased its time deposits resulting in an increase in the average rates paid for time deposits from 0.93% for the year ended December 31, 2014 to 0.97% in 2015. The Company replaced short term borrowings with callable brokered time deposits to fund loan and securities growth during the last six months of 2015. The Company made this choice because the call option gave the Company the flexibility to reduce its cost of funds if interest rates fall while protecting its net interest margin if rates should rise.
In addition, the increased use of short-term borrowings for temporary funding sources, and additional long-term borrowings, which generally have higher interest rates associated with them, also resulted in the increase in the cost of funds. The average balance of short-term borrowings increased $33,340,000 during the year ended December 31, 2015 to $85,262,000. The average rate paid on short-term borrowings for 2015 was 0.35%, an increase of 6 basis points from that paid in 2014. The increase in average balances and rates paid resulted in an increase in interest expense on short-term borrowings from $148,000 for the year ended December 31, 2014 to $295,000 in 2015. Additionally, the Company added to its long-term borrowings, resulting in a higher average balance of $22,522,000 for the year ended December 31, 2015 compared to $17,773,000 in 2014, and was the primary reason for the increase in expense of $67,000, from $333,000 for the year ended December 31, 2014 to $400,000 for the year end December 31, 2015.
The Company’s net interest spread of 3.06% decreased 7 basis points for the year ended December 31, 2015 as compared to the same period in 2014. Net interest margin for the year ended December 31, 2015 was 3.14%, a 6 basis point decrease from 3.20% for the year ended December 31, 2014, and is reflective of a flattening yield curve.

2014 versus 2013
For the year ended December 31, 2014, net interest income, measured on a fully tax equivalent basis, increased $1,612,000, or 4.8%, to $35,494,000 from $33,882,000 for the same period in 2013. The primary reason for the increase in net interest income was the investment of excess liquidity, previously kept in interest bearing bank balances, into higher yielding securities and the loan portfolio. Expansion in net interest margin from 3.03% for the year ended December 31, 2013 to 3.20% for the same period in 2014 reflects the investments in the higher yielding securities and loans. This shift in investment philosophy was made possible as a result of the sustained improvement in the Company's asset quality and earnings performance, which allowed for increased liquidity available at our correspondent banks, and decreasing the amount of liquidity we needed on hand. Average earning assets decreased nominally from $1,118,612,000 for the year ended December 31, 2013 to $1,111,087,000 for the same period in 2014.
The largest contributor to the increase in net interest income was the investment of excess liquidity into the securities portfolio. Interest income on securities increased from $5,940,000 for the year ended December 31, 2013 to $8,899,000 for the year ended December 31, 2014. The average securities balance increased to $413,072,000 for the year ended December 31, 2014, compared to $368,208,000 for the same period in 2013. The average yield on the securities portfolio improved from 1.61% for the year ended December 31, 2013 to 2.15% for the same period in 2014. The change in interest income due to the increase in the average yield on investment securities resulted in additional interest income of $3,039,000, partially offset by an $80,000 decrease due to a decrease in the average rate received.
Interest income earned on a tax equivalent basis on loans decreased in 2014 to $30,719,000 for the year ended December 31, 2014, a decrease of $2,060,000 compared to the $32,779,000 for 2013. Although the average balance of loans has increased marginally from $683,272,000 for the year ended December 31, 2013 to $683,878,000 for 2014, the volume increase was not enough to offset the decrease in rates earned on loans, which declined from an average tax equivalent yield of 4.80% in 2013 to 4.49% in 2014.
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
The Company’s net interest spread of 3.13% increased 17 basis points for the year ended December 31, 2014 as compared to 2013. Net interest margin for the year ended December 31, 2014 was 3.20%, a 17 basis point improvement from 3.03% for the year ended December 31, 2013.

ANALYSIS OF NET INTEREST INCOME
The following table presents interest income on a fully taxable equivalent basis, net-interest spread and net interest margin for the years ended December 31:

	2015			2014			2013
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold and interest bearing bank balances	$18,901	$81	0.43%	$14,137	$35	0.25%	$67,132	$174	0.26%
Taxable securities	348,613	6,697	1.92	399,014	8,051	2.02	339,750	4,300	1.27
Tax-exempt securities	33,055	1,629	4.93	14,058	848	6.03	28,458	1,640	5.76
Total securities	381,668	8,326	2.18	413,072	8,899	2.15	368,208	5,940	1.61
Taxable loans	687,079	28,787	4.19	620,701	27,368	4.41	619,929	29,290	4.72%
Tax-exempt loans	59,600	3,094	5.19	63,177	3,351	5.30	63,343	3,489	5.51
Total loans	746,679	31,881	4.27	683,878	30,719	4.49	683,272	32,779	4.80
Total interest-earning assets	1,147,248	40,288	3.51	1,111,087	39,653	3.57	1,118,612	38,893	3.48
Cash and due from banks	19,155			14,161			13,166
Bank premises and equipment	24,386			25,921			26,496
Other assets	56,894			41,499			52,179
Allowance for loan losses	(14,134)			(19,268)			(21,912)
Total	$1,233,549			$1,173,400			$1,188,541
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$500,474	908	0.18	$491,046	823	0.17	$484,114	785	0.16
Savings deposits	85,068	136	0.16	83,941	135	0.16	78,714	129	0.16
Time deposits	263,414	2,562	0.97	292,149	2,720	0.93	352,905	3,531	1.00
Short-term borrowings	85,262	295	0.35	51,922	148	0.29	24,312	61	0.25
Long-term debt	22,522	400	1.78	17,773	333	1.87	28,752	505	1.76
Total interest bearing liabilities	956,740	4,301	0.45	936,831	4,159	0.44	968,797	5,011	0.52
Demand deposits	134,040			123,224			119,146
Other	11,316			12,095			12,051
Total Liabilities	1,102,096			1,072,150			1,099,994
Shareholders’ Equity	131,453			101,250			88,547
Total	$1,233,549			$1,173,400			$1,188,541
Net interest income (FTE)/net interest spread		35,987	3.06%		35,494	3.13%		33,882	2.96%
Net interest margin			3.14%			3.20%			3.03%
Tax-equivalent adjustment		(1,653)			(1,470)			(1,795)
Net interest income		$34,334			$34,024			$32,087

Note:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a
35% tax rate. For yield comparison purposes, nonaccruing loans are included in the average loan balance.

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
The following table analyzes the changes in tax equivalent net interest income for the periods presented, broken down by their rate and volume components:

	2015 Versus 2014 Increase (Decrease) Due to Change in			2014 Versus 2013 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income
Federal funds sold & interest bearing deposits	$12	$34	$46	$(137)	$(2)	$(139)
Taxable securities	(1,017)	(337)	(1,354)	750	3,001	3,751
Tax-exempt securities	1,146	(365)	781	(830)	38	(792)
Taxable loans	2,927	(1,508)	1,419	36	(1,958)	(1,922)
Tax-exempt loans	(190)	(67)	(257)	(9)	(129)	(138)
Total interest income	2,878	(2,243)	635	(190)	950	760
Interest Expense
Interest bearing demand deposits	16	69	85	11	27	38
Savings deposits	2	(1)	1	9	(3)	6
Time deposits	(268)	110	(158)	(608)	(203)	(811)
Short-term borrowings	95	52	147	69	18	87
Long-term debt	89	(22)	67	(193)	21	(172)
Total interest expense	(66)	208	142	(712)	(140)	(852)
Net Interest Income	$2,944	$(2,451)	$493	$522	$1,090	$1,612

Note:	The change attributed to volume is calculated by taking the average change in average balance times the prior year's average rate and the remainder is attributable to rate.
Provision for Loan Losses
The Company recorded a negative provision for loan losses, or a reversal of amounts previously provided, of $603,000, $3,900,000 and $3,150,000 for the years ended December 31, 2015, 2014 and 2013. The negative provision in 2015 is the result of a recovery on a loan with prior charge-offs totaling this amount. The negative provision recorded in 2014 was the result of several factors, including: 1) favorable recoveries of loan amounts previously charged off; 2) successful resolution of a loan in workout with a smaller charge-off than the reserve established for it; and 3) significant improvement in asset quality metrics. Recent favorable charge-off data, combined with relatively stable economic and market conditions, resulted in the determination that a negative provision could be recorded in 2015 and 2014 despite net charge-offs for the periods, as allowance for loan losses coverage metrics remain strong.
During 2013, or the first year that improvements were noted in asset quality since the recession, the Company received payments on classified loans with partial charge-offs previously recorded. As payments received on these classified loans exceeded the carrying value of these loans, the excess was included in recoveries of loan amounts previously charged off. In connection with the quarterly evaluation of the adequacy of the allowance for loan losses during 2013, it was determined that large recoveries specific to loans in one customer relationship were not needed to replenish the reserve, and were taken as a negative provision for loan losses.
See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income
The following provides information regarding noninterest income changes over the past three years.

(Dollars in thousands)	2015	2014	2013	% Change
				2015-2014	2014-2013

Service charges on deposit accounts	$5,226	$5,415	$5,716	(3.5)%	(5.3)%
Other service charges, commissions and fees	1,223	1,033	1,070	18.4%	(3.5)%
Trust department income	4,598	4,687	4,770	(1.9)%	(1.7)%
Brokerage income	2,025	2,150	1,911	(5.8)%	12.5%
Mortgage banking activities	2,747	2,207	3,053	24.5%	(27.7)%
Earnings on life insurance	1,025	950	963	7.9%	(1.3)%
Other income (loss)	410	477	(7)	(14.0)%	(6,914.3)%
Subtotal before securities gains	17,254	16,919	17,476	2.0%	(3.2)%
Investment securities gains	1,924	1,935	332	(0.6)%	482.8%
Total noninterest income	$19,178	$18,854	$17,808	1.7%	5.9%
2015 v. 2014’s Results
Noninterest income increased to $19,178,000 for the year ended December 31, 2015, as compared to $18,854,000 for the year ended December 31, 2014, an increase of 1.7%.
Service charges on deposit accounts totaled $5,226,000 for the year ended December 31, 2015, compared to $5,415,000 for the year ended December 31, 2014, continuing the declining trend noted in 2014. The Company has experienced a decline in overdraft charges as consumers have greater awareness of their available balances given new technology, and are less likely to incur charges.
Other service charges, commissions and fees increased $190,000, or 18.4%, from $1,033,000 for the year ended December 31, 2014, to $1,223,000 for the corresponding period in 2015. In 2015, the Company's revenues were favorably impacted by $205,000 on the gain on sale of Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans, with no similar gains in 2014.
Trust department and brokerage income totaled $6,623,000 for the year ended December 31, 2015 compared to $6,837,000 earned for the year ended December 31, 2014, a decline of $214,000, or 3.1%. Unfavorable market conditions, in which declines in the stock market were experienced, negatively impacted revenues.
Mortgage banking revenue for the year ended December 31, 2015 totaled $2,747,000, a 24.5% increase from the $2,207,000 earned for the year ended December 31, 2014. Favorable real estate and interest rate market conditions led to the increase in 2015, as the Company was able to enhance its new home purchase mortgage revenues, and relied less on mortgage loan refinancings.

Other income of $410,000 for the year ended December 31, 2015 was a $67,000 decrease compared to the $477,000 reported for 2014. The primary reason for the decrease was due to $234,000 in gains on sales of other real estate owned for the year ended December 31, 2015, compared to $299,000 in gains on sales recorded in 2014.
Security gains totaled $1,924,000 for the year ended December 31, 2015, which was relatively comparable to $1,935,000 in 2014. For both years, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to realize earnings on securities through gains, while funding the cash requirements of lending activity.

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
Mortgage banking revenue for the year ended December 31, 2014 totaled $2,207,000, a 27.7% decline from the $3,053,000 earned for the year ended December 31, 2013. During 2014 there was a reduction in the number of customers refinancing their residential mortgages and new home sale mortgage opportunities remained flat. These events resulted in an $846,000 decline in mortgage banking revenues to $2,207,000 for the year ended December 31, 2014 compared to 2013. The generally higher interest rates in 2013 slowed pre-payment speeds on loans serviced for others. This rate environment positively impacted 2013's results as the fair value of our mortgage servicing rights improved and allowed for the recovery of $638,000 of the impairment reserve during 2013, compared to a slight charge of $22,000 in 2014.

    Security gains totaled $1,935,000 for the year ended December 31, 2014 compared to $332,000 in 2013. For both years, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to reduce interest rate risk while maintaining earnings for our securities portfolio.
Noninterest Expenses
The following provides information regarding noninterest expense over the past three years.

				% Change
(Dollars in thousands)	2015	2014	2013	2015-2014	2014-2013

Salaries and employee benefits	$24,056	$23,658	$22,954	1.7%	3.1%
Occupancy	2,221	2,251	2,055	(1.3)%	9.5%
Furniture and equipment	3,061	3,328	3,446	(8.0)%	(3.4)%
Data processing	2,026	1,866	682	8.6%	173.6%
Telephone and communication	692	569	451	21.6%	26.2%
Automated teller machine and interchange fees	798	865	1,054	(7.7)%	(17.9)%
Advertising and bank promotions	1,564	1,195	1,251	30.9%	(4.5)%
FDIC insurance	859	1,621	2,577	(47.0)%	(37.1)%
Legal	1,440	705	793	104.3%	(11.1)%
Other professional services	1,262	1,580	1,462	(20.1)%	8.1%
Directors' compensation	737	624	622	18.1%	0.3%
Collection and problem loan	447	729	674	(38.7)%	8.2%
Real estate owned	162	300	137	(46.0)%	119.0%
Taxes other than income	916	562	939	63.0%	(40.1)%
Intangible asset amortization	207	208	210	(0.5)%	(1.0)%
Other operating expenses	4,159	3,707	3,940	12.2%	(5.9)%
Total noninterest expenses	$44,607	$43,768	$43,247	1.9%	1.2%

2015 v. 2014’s Results
Noninterest expenses amounted to $44,607,000 for the year ended December 31, 2015 compared to $43,768,000 for the prior year, an increase of $839,000, or 1.9%. The following factors contributed to the net increase in noninterest expenses.

•
Salaries and employee benefits totaled $24,056,000 for the year ended December 31, 2015, compared to $23,658,000 in 2014, an increase of $398,000, or 1.7%. The 2015 results were impacted by merit increases to employees, incentive compensation including incremental share-based compensation expense of $449,000, and severance costs that totaled approximately $446,000 that were recognized during the year ended December 31, 2015.

•
Furniture and equipment expense of $3,061,000 for the year ended December 31, 2015 represented a decrease of $267,000, or 8.0% from $3,328,000 in 2014. The decrease was due principally to lower depreciation charges and the absence of any losses on disposal of equipment, which totaled $41,000 for the year ended December 31, 2014.

•
Data processing charges were $2,026,000 for the year ended December 31, 2015, an 8.6% increase from 2014. Similarly, telephone and communication charges totaled $692,000 for the year ended December 31, 2015, compared to $569,000 for the same period in 2014. The annual increases are reflective of overall higher volumes and costs associated with more sophisticated product and service offerings.

•
Advertising and bank promotion increased from $1,195,000 for the year ended December 31, 2014 to $1,564,000 for the same period in 2015, and reflects the timing and advertising associated with the opening of our new full service branch in Lancaster, increased promotion of several of our products and general brand awareness.

•
FDIC insurance expenses totaled $859,000 for the year ended December 31, 2015, a 47.0% reduction from the $1,621,000 incurred in 2014. The decrease was the result of a lower assessment rate, as the Company’s risk profile improved.

•
Legal fees totaled $1,440,000 for the year ended December 31, 2015, compared to $705,000 in 2014. The increase in legal fees is primarily the result of costs associated with certain legal matters, including outstanding litigation against the Company and an ongoing confidential investigation being conducted by the Commission as well as general corporate matters. It is anticipated that legal fees will continue to be at elevated levels until the litigation and the confidential investigation is completed.

•
Other professional services, which includes accounting and consulting, totaled $1,262,000 for the year ended December 31, 2015, compared to $1,580,000 in 2014. The decrease is principally the result of less reliance on outside consulting firms, as some work previously handled by consultants was assumed by employees.

•
Directors' compensation totaled $737,000 for the year ended December 31, 2015, a $113,000, or 18.1% increase from $624,000 for the same period in 2014. The increase was primarily attributed to share based compensation awarded to the directors in May 2015, with a one year vesting period, which resulted in seven months of expense in 2015 with no similar charge in 2014.

•
Collection and problem loan expense totaled $447,000 in 2015, representing a decrease of $282,000 from 2014. Similarly, real estate owned expenses also declined from $300,000 for the year ended December 31, 2015 to $162,000 for the same period in 2014. The declines in collection and problem loan and real estate owned expenses reflect improvement in the level of classified assets between the two periods.

•
Taxes, other than income, totaled $916,000 for the year ended December 31, 2015, an approximate 63.0% increase compared to 2014 as Pennsylvania’s Bank Shares tax is based on shareholders’ equity at the beginning of the year. A combination of 2014’s earnings and other comprehensive income, resulted in the increase in this equity-based tax, assessed each year on January 1.

•
Other operating expenses increased $452,000, or 12.2%, for the year ended December 31, 2015, from $3,707,000 in 2014 to $4,159,000 in 2015. In 2015, incremental charges of $384,000 were incurred associated with the Company's investment in low-income housing projects compared to $150,000 in 2014, an increase of $234,000 or 156.0%. The prior year's results were positively impacted by favorable operating results of the partnerships, which resulted in less expense in 2014.

In order to better understand how noninterest expenses change in relation to related changes in revenue, operating expense levels are often measured in the financial services industry by the efficiency ratio, which expresses non-interest expense as a percentage of tax-equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization and other real estate income and expenses. The Company’s efficiency ratio for the twelve months ended December 31, 2015 was 83.5%, compared to 83.0% in 2014. The higher, or less favorable, ratio between the two years was primarily the result of higher noninterest expenses, which outpaced growth in revenues.

2014 v. 2013’s Results
Noninterest expenses amounted to $43,768,000 for the year ended December 31, 2014 compared to $43,247,000 for the prior year, an increase of $521,000, or 1.2%. The following factors contributed to the net increase in noninterest expenses.

•
Salaries and employee benefits totaled $23,658,000 for the year ended December 31, 2014, compared to $22,954,000 in 2013, an increase of $704,000, or 3.1%. The net increase is the result of several factors. Staff were hired in the latter part of 2013, which supported enhanced risk management processes and practices and greater depth in information technology. The outsourcing of the core processing led to a reduction in work force, which partially offset the increase for the additional risk management and information technology employees. Additionally, as the Company returned to sustained profitability, incentive based compensation awards were earned and awarded to employees.

•
Occupancy expense totaled $2,251,000 for the year ended December 31, 2014, an increase of $196,000, or 9.5%, compared to $2,055,000 in 2013. In the fourth quarter of 2013, the Company opened its financial services facility office in Lancaster, Pennsylvania, resulting in a full twelve months of occupancy charges in 2014, with only three months of expense in 2013.

•
Data processing charges were $1,866,000 for the year ended December 31, 2014, a 273.6% increase from 2013. In December 2013, the Company outsourced its core processing system to a third-party provider, to capitalize on additional products and services that the outsourced solution offered.

•
FDIC insurance expenses totaled $1,621,000 for the year ended December 31, 2014, a 37.1% reduction, from the $2,577,000 incurred in 2013, primarily because of a lower assessment rate, as the Company’s risk profile improved.

•
Real estate owned expenses totaled $300,000 for the year ended December 31, 2014, compared to $137,000 in 2013. This unfavorable variance was principally related to obtaining updated appraisals on several properties, and the resulting $170,000 in write downs that were required based on this updated information, for the year ended December 31, 2014 compared to $46,000 in 2013.

•	Taxes, other than income, decreased from $939,000 for the year ended December 31, 2013 to $562,000 in 2014, due to a change in the assessment rate and methodology for state bank shares tax.

•	Other operating expenses decreased $233,000, or 5.9%, for the year ended December 31, 2014, from $3,940,000 in 2013 to $3,707,000 in 2014.
The Company’s efficiency ratio for the twelve months ended December 31, 2014 was 83.0%, compared to 83.3% in December 31, 2013.
Federal Income Taxes
The Company recorded an income tax expense of $1,634,000 for the year ended December 31, 2015, compared to an income tax benefit of $16,132,000 and $206,000 for the years ended December 31, 2014 and 2013. The income tax expense, or benefit, recorded during the year was impacted by the reversal of the valuation allowance on the Company's net deferred tax asset in 2014, which resulted in expense occurring in 2015.
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

Each subsequent quarter-end, the Company continued to weigh both positive and negative evidence and re-analyzed its position that a valuation allowance was required. At December 31, 2014, management concluded that based on the Company’s profitable operations over the prior nine quarters, improvements in asset quality, strengthened capital position, reduced regulatory risk, and improvement in economic conditions, a full valuation allowance was no longer necessary. The full amount was recaptured as of December 31, 2014, and resulted in income tax benefit for the year ended December 31, 2014 of $16,132,000, after recording a minimal benefit of $206,000 in 2013, which related to state income taxes. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the deferred tax assets would be realized and recaptured the full valuation allowance at December 31, 2014.

For the year ended December 31, 2015, the Company began recording income tax expense which totaled $1,634,000. A meaningful comparison is the effective tax rate, a measurement of income tax expense as a percent of pretax income, which totaled 17.2% for the year ended December 31, 2015, and is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, life insurance earnings and tax credits associated with low-income housing and historic projects, offset by certain non-deductible expenses and state income taxes. See “Note 8 – Income Taxes” in the Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory rate of 35% to the effective tax rate for each of the years ended December 31, 2015, 2014 and 2013.
Financial Condition
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale as a tool for managing interest rate risk, enhancing income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of December 31, 2015, securities available for sale were $394,124,000, a $17,925,000 increase from the December 31, 2014 balance of $376,199,000. Despite higher end of year balances, the average balance of securities declined from $413,072,000 for the year ended December 31, 2014 to $381,668,000 for the year ended December 31, 2015, and reflects proceeds from repayments used to partially fund loan growth.
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and Repurchase Agreements and other factors while trying to maximize return on the investments. Under GAAP, the Company may segregate its investment portfolio into three categories: “securities held to maturity”, “trading securities” and “securities available for sale.” Management has classified the entire securities portfolio as available for sale. Securities available for sale are to be accounted for at their current market value with unrealized gains and losses on such securities to be excluded from earnings and reported as a net amount in other comprehensive income.
The Company’s securities available for sale include debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as news that may impact specific issues. Management continuously monitors its debt securities, including updates of credit ratings, monitoring market, industry and segment news, as well as volatility in market prices. The Company uses various indicators in determining whether a debt security is other-than- temporarily-impaired, including the extent of time the security has been in an unrealized loss position, and the extent of the unrealized loss. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or if it is able to hold the security until the price recovers. For those debt securities in which management concludes the security is other than temporarily impaired, it will recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Given the strong asset quality of the debt security portfolio, management has not had to take an other-than-temporary impairment charge in 2015, 2014 or 2013.
For equity securities, when the Company has decided to sell an impaired available-for-sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made. The Company recorded no other than temporary impairment expense on equity securities for the years ended December 31, 2015, 2014 and 2013.

The following table shows the fair value of securities available for sale at December 31:

(Dollars in thousands)	2015	2014	2013

U.S. Government Agencies	$47,227	$23,958	$25,451
U.S. Government Sponsored Enterprises (GSE)	0	0	13,714
States and political subdivisions	125,961	52,401	71,544
GSE residential mortgage-backed securities	132,349	175,596	198,619
GSE residential collateralized mortgage obligations (CMOs)	15,843	58,705	40,532
GSE commercial CMOs	63,770	65,472	57,014
Private label CMOs	8,901	0	0
Total debt securities	394,051	376,132	406,874
Equity securities	73	67	69
Totals	$394,124	$376,199	$406,943
The securities available for sale portfolio increase $17,925,000, or 4.8%, from $376,199,000 at December 31, 2014 to $394,124,000 at December 31, 2015. The increase in the securities portfolio during 2015 was consistent with the Company's intention to increase the size of the balance sheet to enhance interest income. During 2015 and 2014, the Company’s access to off-balance sheet liquidity improved as substantial progress was made in addressing loan quality issues. As the Company’s access to off-balance sheet liquidity improved, it allowed for the investment of funds previously held at the Federal Reserve Bank and included in interest bearing deposits with banks, into higher yielding, longer duration, securities available for sale.
As it is anticipated the loan portfolio will grow in 2016, repayments from mortgage-backed securities or collateralized mortgage-backed obligations will be used to partially meet this loan demand, as these instruments provide monthly cash flows that may be reinvested in the loan portfolio. Despite the Company having a net operating loss for tax purposes, the yields available on state and political subdivision securities were attractive during 2015, and this factored into our consideration to increase holdings in state and political subdivisions, while decreasing our investment in GSE residential mortgage-backed and CMO securities. The Company also invested in private label CMOs in the fourth quarter of 2015 as they too provided attractive yields, and may continue to represent a larger portion of the securities available for sale portfolio going forward.
As a result of changes in interest rate and economic market conditions, in the first quarter of 2016, the Company evaluated its GSE commercial CMO security portfolio and elected to liquidate this entire portfolio, which had a book value of $63,598,000 at December 31, 2015, at a net gain of $1,419,000. The proceeds from the sales will be used to pay down maturing debt, meet loan demand, or be reinvested in the securities portfolio.

The following table shows the maturities of investment securities at book value as of December 31, 2015, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
U. S. Government Agencies
Book value	$0	$0	$1,071	$46,138	$47,209
Yield	0.00%	0.00%	1.04%	1.30%	1.30%
Average maturity (years)	0.0	0.0	7.7	22.9	22.6
States and political subdivisions
Book value	365	3,244	61,844	58,968	124,421
Yield	4.88%	3.38%	3.06%	4.41%	3.72%
Average maturity (years)	0.4	4.8	7.9	17.2	12.2
GSE residential mortgage-backed securities
Book value	0	0	0	132,389	132,389
Yield	0.00%	0.00%	0.00%	1.79%	1.79%
Average maturity (years)	0.0	0.0	0.0	45.4	45.4
GSE residential collateralized mortgage obligations (CMO)
Book value	0	0	0	15,668	15,668
Yield	0.00%	0.00%	0.00%	2.57%	2.57%
Average maturity (years)	0.0	0.0	0.0	20.8	20.8
GSE commercial CMOs
Book value	0	13,843	40,069	9,686	63,598
Yield	0.00%	1.69%	2.68%	2.00%	2.36%
Average maturity (years)	0.0	3.7	6.8	29.6	9.6
Private label CMOs
Book value	0	0	0	8,944	8,944
Yield	0.00%	0.00%	0.00%	1.35%	1.35%
Average maturity (years)	0.0	0.0	0.0	20.6	20.6
Total
Book value	$365	$17,087	$102,984	$271,793	$392,229
Yield	4.88%	2.01%	2.89%	2.31%	2.45%
Average maturity (years)	0.4	3.9	7.5	32.7	24.8
The average maturity is based on the contractual terms of the debt or mortgage-backed securities, and does not factor into required repayments or anticipated prepayments that may exist. As of December 31, 2015, the weighted average estimated life of the mortgage-backed and collateralized mortgage obligation securities is less than 4.3 years based on current interest rates and anticipated prepayment speeds.
Loan Portfolio
The Company offers various products to meet the credit needs of our borrowers, principally consisting of commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
With certain exceptions, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and the allowance for loan losses. The Company’s legal lending limit to one borrower was approximately $18,700,000 at December 31, 2015. As of December 31, 2015, the Company had one relationship with an outstanding exposure totaling $19,076,000; however this relationship's total outstanding did not exceed the legal lending limit at the time of loan origination and, therefore, was legal when made.

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
The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 is as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Commercial real estate:
Owner-occupied	$103,578	$100,859	$111,290	$144,290	$199,646
Non-owner occupied	145,401	144,301	135,953	120,930	141,037
Multi-family	35,109	27,531	22,882	21,745	27,327
Non-owner occupied residential	54,175	49,315	55,272	66,381	147,027
Acquisition and development:
1-4 family residential construction	9,364	5,924	3,338	2,850	7,098
Commercial and land development	41,339	24,237	19,440	30,375	77,564
Commercial and industrial	73,625	48,995	33,446	39,340	71,084
Municipal	57,511	61,191	60,996	68,018	59,789
Residential mortgage:
First lien	126,022	126,491	124,728	108,601	104,327
Home equity – term	17,337	20,845	20,131	14,747	37,513
Home equity – lines of credit	110,731	89,366	77,377	79,448	80,951
Installment and other loans	7,521	5,891	6,184	7,014	12,077
	$781,713	$704,946	$671,037	$703,739	$965,440
In addition to the Company monitoring its loan portfolio as segregated by loan class noted above, it also monitors concentrations by industry. The Bank’s lending policy defines an industry concentration as one that exceeds 25% of the Bank’s total risk-based capital (RBC). The following industries meet the concentration criteria defined by the Bank’s Lending Policy at December 31, 2015:

(Dollars in thousands)	Balance	% of Total Loans	% of Total RBC

Office space	$60,300	7.7%	50.8%
Hotels (except casinos)	30,900	4.0%	26.0%
The loan portfolio at December 31, 2015 of $781,713,000 increased $76,767,000, or 10.9%, from $704,946,000 at December 31, 2014. In 2015, loan growth was experienced in all loan segments, with the exception of municipal loans, as our sales and market efforts have increased after our regulatory issues were resolved, and asset quality improved. The largest increase was in the commercial and industrial loan segment, which grew by $24,630,000, or nearly one-third of the total growth, as our sales efforts focused on expanding this portfolio.
Despite the increase in loans in 2015, the total loan portfolio remains below the $965,440,000 at December 31, 2011 that represented the Company’s highest balance for the five years presented. The Company’s desire to improve its asset quality during 2012 and 2013 resulted in its disposal of a portion of its distressed asset portfolio, with an aggregate carrying balance of $73,820,000 during 2012. In addition, elevated charge-off levels were experienced in the commercial loan portfolio during 2012, primarily in the non-owner occupied, owner-occupied and commercial and land development portfolios. Given the softness in the economy within the Company’s market area, management felt this was a prudent course of action in order to rehabilitate its loan portfolio during these years. As a result of improved asset quality in 2013, the Company, in the second half of the year, again solicited current customers for new lending opportunities, as well as broadened its relationships within existing markets, and entered new markets. In 2014, growth was achieved in the loan portfolio despite active loan collection efforts, in which the Company collected approximately $21,800,000 in pay downs/payoffs, charge-offs, loan sales or foreclosure on nonaccrual loans.
Growth was experienced in the residential mortgage portfolio segment, which totaled $254,090,000 at December 31, 2015, a 7.3% increase over $236,702,000 at December 31, 2014, with the majority of the growth achieved in the home equity lines of credit class. This trend has developed over the past two years, as the Company continues to market this residential mortgage product as it provides attractive yields and shorter durations than first lien residential mortgages.
Competition for new business opportunities remains strong, which may temper loan growth in future quarters. However, we anticipate hiring additional lenders in order to capitalize on disruptions that has been caused by the acquisition of some of the competitors in the markets served by larger institutions.
Presented below are the expected maturities of certain loans by type, and whether they are fixed-rate or adjustable rate loans as of December 31, 2015.

	Due In
(Dollars in thousands)	One Year or Less	One Year Through Five Years	After Five Years	Total
Acquisition and development:
1-4 family residential construction
Fixed rate	$1,002	$0	$3,749	$4,751
Adjustable and floating rate	419	733	3,461	4,613
	1,421	733	7,210	9,364
Commercial and land development
Fixed rate	1,353	861	12,263	14,477
Adjustable and floating rate	367	5,589	20,906	26,862
	1,720	6,450	33,169	41,339
Commercial and industrial
Fixed rate	197	8,008	13,656	21,861
Adjustable and floating rate	33,423	4,834	13,507	51,764
	33,620	12,842	27,163	73,625
	$36,761	$20,025	$67,542	$124,328
The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction to permanent status. Variable rate loans shown above include semi-fixed loans that contractually will adjust with prime or LIBOR after the interest lock period which may be up to 10 years. At December 31, 2015, there were approximately $17,175,000 of such loans.
Asset Quality
Risk Elements
The Company’s loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through the Company’s underwriting standards, on-going credit reviews, and monitoring asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also mitigate the Company’s risk of credit loss.
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
Loans, the terms of which are modified, are classified as troubled debt restructurings ("TDRs") if, in connection with the modification, a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual TDRs may be restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured, loans past due 90 days or more, and foreclosed real estate as of December 31. Relevant asset quality ratios are also presented.

(Dollars in thousands)	2015	2014	2013	2012	2011

Nonaccrual loans (cash basis)	$16,557	$14,432	$19,347	$17,943	$83,697
Other real estate owned (OREO)	710	932	987	1,876	2,165
Total nonperforming assets	17,267	15,364	20,334	19,819	85,862
Restructured loans still accruing	793	1,100	5,988	3,092	27,917
Loans past due 90 days or more and still accruing	24	0	0	0	0
Total nonperforming and other risk assets	$18,084	$16,464	$26,322	$22,911	$113,779

Loans 30-89 days past due	$2,532	$1,612	$3,963	$3,578	$6,723
Ratio of:
Total nonperforming loans to loans	2.12%	2.05%	2.88%	2.55%	8.67%
Total nonperforming assets to assets	1.34%	1.29%	1.73%	1.61%	5.95%
Total nonperforming assets to total loans and OREO	2.21%	2.18%	3.03%	2.81%	8.87%
Total risk assets to total loans and OREO	2.31%	2.33%	3.92%	3.25%	11.76%
Total risk assets to total assets	1.40%	1.38%	2.23%	1.86%	7.88%
Allowance for loan losses to total loans	1.74%	2.09%	3.12%	3.29%	4.53%
Allowance for loan losses to nonperforming loans	81.95%	102.18%	108.36%	129.11%	52.23%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	78.20%	94.95%	82.75%	110.13%	39.17%

A further breakdown of impaired loans at December 31, 2015 and 2014 is as follows:

	2015			2014
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,109	$0	$2,109	$3,288	$0	$3,288
Non-owner occupied	7,856	0	7,856	1,680	0	1,680
Multi-family	233	0	233	320	0	320
Non-owner occupied residential	895	0	895	1,500	0	1,500
Acquisition and development
Commercial and land development	5	0	5	123	287	410
Commercial and industrial	734	0	734	2,437	0	2,437
Residential mortgage:
First lien	4,015	793	4,808	4,509	813	5,322
Home equity – term	103	0	103	70	0	70
Home equity – lines of credit	590	0	590	479	0	479
Installment and other loans	17	0	17	26	0	26
	$16,557	$793	$17,350	$14,432	$1,100	$15,532
In the second quarter of 2011, the Company began to experience deterioration in asset quality as a result of the continued softness in economic conditions and collateral values. Subsequent to the highs levels of nonperforming assets and restructured loans recorded in 2011, the Company continued to actively identify and monitor nonperforming assets and other risk assets, and has acted aggressively to address the credit quality issues. Risk assets, defined as nonaccrual loans, restructured and loans past due 90 days or more and still accruing, and real estate owned, declined from the high of $113,779,000 at December 31, 2011, to $18,084,000 at December 31, 2015. One strategy employed by the Company in 2012 to reduce its level of non-performing loans included two bulk sales of distressed assets. The bulk sales allowed the Company to sell nearly 240 loans with an aggregate carrying balance of $73,820,000 to third parties, which netted the Company $51,753,000 in cash proceeds. The difference between the carrying balance of the loans sold and the cash received, or $22,067,000, was recorded as a charge to the allowance for loan losses.
Risk assets at December 31, 2015 totaled $18,084,000, an increase of $1,620,000, or 9.8%, from December 31, 2014’s balance of $16,464,000. Efforts have been made by Company personnel to work through risk assets in order to reduce the risk of future credit losses in the portfolio, and resulted in a decline in the number of risk assets. However, one relationship with potential weaknesses totaling $6,542,000 was identified in 2015 and was moved to nonaccrual status, and resulted in a net increase in nonaccrual loans of $2,125,000 between December 31, 2014 to December 31, 2015. Restructured loans still accruing were $793,000 at December 31, 2015, a decrease of $307,000, from the prior year end, which was primarily the result of the full payoff of one restructured loan totaling $287,000.
The allowance for loan losses totaled $13,568,000 at December 31, 2015, a $1,179,000 decrease from $14,747,000 at December 31, 2014, due to a negative provision for loan losses of $603,000 recorded in 2015, combined with net charge-offs of $576,000 for the year. As a result of the migration of one large relationship to nonaccrual status during 2015 and the decrease in the allowance for loan losses, the Company's allowance coverage ratios declined. The allowance for loan losses to nonperforming loans totaled 82.0% at December 31, 2015 compared to 102.2% at December 31, 2014, and the allowance for loan losses to nonperforming loans and restructured loans still accruing totaled 78.2% at December 31, 2015 compared to 95.0% at December 31, 2014. Management believes the allowance for loan losses to total loans ratio remains strong at 1.74% at December 31, 2015. The Company's ratio of classified loans to Tier 1 capital and the allowance for loans losses totaled 18.9%, the lowest this key ratio has been for the five years presented. The Company continues to work through its nonaccrual loans and other risk elements, in an attempt to reduce the levels of these under-performing assets, and to the extent possible, recover amounts previously charged-off. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may continue to experience additional impaired loans.
For the years ended December 31, 2015, 2014, and 2013 recoveries of $926,000, $1,423,0000 and $6,676,000 have been credited to the allowance for loan losses, with recoveries on two large relationships contributing $5,639,000 to the 2013 total.

These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Although recoveries are difficult to predict, additional recoveries that the Company receives will be used to replenish the allowance for loan losses. These recoveries favorably impacted historical charge-off factors, which contributed to changes in quantitative and qualitative factors used during 2015, 2014 and 2013 and the negative provisions for loan losses that were recorded. Future negative provisions could result if it is determined that the reserve is adequate at the time of recovery. However, as charge-offs stabilize, and the loan portfolio continues to grow, future provisions for loan losses may result and be charged to operations in subsequent periods.
As of December 31, 2015, the Company had 84 lending relationships that had loans that were considered impaired, and were included in the impaired loan balance of $17,350,000, compared to 94 lending relationships with an impaired loan balance of $15,532,000 at December 31, 2014. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at December 31, 2015 and 2014.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
December 31, 2015
Relationships greater than $1,000,000	1	$6,542	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,578	475	164
Relationships greater than $250,000 but less than $500,000	7	2,659	188	0
Relationships less than $250,000	74	6,571	1,294	125
	84	$17,350	$1,957	$289
December 31, 2014
Relationships greater than $1,000,000	2	$3,687	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,156	0	0
Relationships greater than $250,000 but less than $500,000	11	3,558	804	0
Relationships less than $250,000	79	7,131	3,421	188
	94	$15,532	$4,225	$188
The Company takes partial charge-offs on collateral dependent loans whose carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss.
Of the relationships deemed to be impaired at December 31, 2015, one had an outstanding book balance in excess of $1,000,000, totaling $6,542,000 or 37.7% of the total impaired loan balance. Seventy-four of the relationships, or 88.1% of the total number of impaired relationships, had recorded balances less than $250,000.
The largest impaired loan relationship, with an outstanding balance of $6,542,000 migrated to impaired status during the third quarter of 2015. Despite the loan being current as to both principal and interest, the Company moved this loan, which is secured by non-owner occupied commercial property, to impaired status as the long-term revenue stream and the guarantors' ability to keep the loan current have weakened. The Company believes the loan is well secured, and no loss is anticipated at this time.
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of December 31, 2015. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

The Company’s foreclosed real estate balance of $710,000 at December 31, 2015 consisted of 11 properties, eight of which were commercial properties and totaled $405,000, and three residential properties that totaled $305,000. All properties have carrying values less than $165,000 and are carried at the lower of cost or fair value, less costs to dispose.
As of December 31, 2015, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed. During 2015, writedown of other real estate owned properties totaled $46,000.
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
Prior to December 31, 2015, the look back period for historical losses was 12 quarters, weighted one-half for the most recent four quarters, and one-quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Effective December 31, 2015, the Company extended the look back period to 16 quarters on a prospective basis, weighted four-tenths to the most recent four quarters, and then declining by one-tenth for each of the remaining annual periods. The look back period was extended as it was determined that a longer look back period is more consistent with the duration of an economic cycle. Management considers current economic and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year in determining the look back period.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2015
Commercial real estate:
Owner-occupied	$96,715	$1,124	$3,630	$2,109	$0	$103,578
Non-owner occupied	125,043	12,394	108	7,856	0	145,401
Multi-family	31,957	1,779	1,140	233	0	35,109
Non-owner occupied residential	50,601	1,305	1,374	895	0	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	9,364
Commercial and land development	40,181	219	934	5	0	41,339
Commercial and industrial	70,967	1,380	544	734	0	73,625
Municipal	57,511	0	0	0	0	57,511
Residential mortgage:
First lien	121,214	0	0	4,808	0	126,022
Home equity – term	17,234	0	0	103	0	17,337
Home equity – lines of credit	109,731	230	180	590	0	110,731
Installment and other loans	7,504	0	0	17	0	7,521
	$738,022	$18,431	$7,910	$17,350	$0	$781,713
December 31, 2014
Commercial real estate:
Owner-occupied	$89,815	$2,686	$5,070	$3,288	$0	$100,859
Non-owner occupied	120,829	20,661	1,131	1,680	0	144,301
Multi-family	24,803	1,086	1,322	320	0	27,531
Non-owner occupied residential	43,020	2,968	1,827	1,500	0	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	5,924
Commercial and land development	22,261	233	1,333	410	0	24,237
Commercial and industrial	43,794	850	1,914	2,437	0	48,995
Municipal	61,191	0	0	0	0	61,191
Residential mortgage:
First lien	121,160	9	0	5,290	32	126,491
Home equity – term	20,775	0	0	70	0	20,845
Home equity – lines of credit	88,164	630	93	479	0	89,366
Installment and other loans	5,865	0	0	26	0	5,891
	$647,601	$29,123	$12,690	$15,500	$32	$704,946
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

The following summarizes the average recorded investment in impaired loans and related interest income recognized, on loans deemed impaired on a cash basis, and interest income earned but not recognized for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2015
Commercial real estate:
Owner-occupied	$2,613	$0	$177
Non-owner occupied	3,470	0	256
Multi-family	402	0	15
Non-owner occupied residential	1,020	0	56
Acquisition and development:
Commercial and land development	266	137	2
Commercial and industrial	1,208	0	28
Residential mortgage:
First lien	4,644	37	167
Home equity – term	130	0	3
Home equity – lines of credit	571	0	29
Installment and other loans	22	0	3
	$14,346	$174	$736
December 31, 2014
Commercial real estate:
Owner-occupied	$3,740	$20	$179
Non-owner occupied	6,711	143	156
Multi-family	274	2	6
Non-owner occupied residential	2,095	13	62
Acquisition and development:
Commercial and land development	1,250	34	59
Commercial and industrial	1,700	5	19
Residential mortgage:
First lien	4,226	53	196
Home equity – term	85	0	5
Home equity – lines of credit	111	3	25
Installment and other loans	9	1	1
	$20,201	$274	$708
December 31, 2013
Commercial real estate:
Owner-occupied	$3,528	$147	$192
Non-owner occupied	4,307	145	44
Multi-family	135	16	6
Non-owner occupied residential	4,799	77	180
Acquisition and development:
1-4 family residential construction	481	0	0
Commercial and land development	3,009	49	127
Commercial and industrial	1,780	45	46
Residential mortgage:
First lien	2,697	140	103
Home equity – term	59	8	2
Home equity – lines of credit	305	6	2
Installment and other loans	1	0	0
	$21,101	$633	$702

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2012
Commercial real estate:
Owner-occupied	$8,374	$20	$131
Non-owner occupied	14,372	69	260
Multi-family	3,940	0	10
Non-owner occupied residential	20,284	61	288
Acquisition and development:
1-4 family residential construction	1,542	26	16
Commercial and land development	12,652	252	168
Commercial and industrial	2,691	43	55
Residential mortgage:
First lien	2,700	61	73
Home equity – term	156	2	4
Home equity – lines of credit	467	15	5
Installment and other loans	8	0	0
	$67,186	$549	$1,010
December 31, 2011
Commercial real estate:
Owner-occupied	$4,530	$369	$187
Non-owner occupied	6,820	702	297
Multi-family	2,080	125	103
Non-owner occupied residential	22,820	1,559	267
Acquisition and development:
1-4 family residential construction	489	102	1
Commercial and land development	7,456	617	375
Commercial and industrial	5,355	75	82
Residential mortgage:
First lien	639	19	15
Home equity – term	685	69	1
Home equity – lines of credit	0	0	0
Installment and other loans	0	0	0
	$50,874	$3,637	$1,328

     Activity in the allowance for loan losses for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2015
Balance, beginning of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(1,020)	(440)	249	(125)	(1,336)	1,122	55	1,177	(444)	(603)
Charge-offs	(711)	(22)	(115)	0	(848)	(592)	(62)	(654)	0	(1,502)
Recoveries	152	615	72	0	839	78	9	87	0	926
Balance, end of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
December 31, 2014
Balance, beginning of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,674)	92	(554)	(61)	(2,197)	(960)	107	(853)	(850)	(3,900)
Charge-offs	(2,637)	(70)	(270)	0	(2,977)	(587)	(177)	(764)	0	(3,741)
Recoveries	558	5	766	0	1,329	29	65	94	0	1,423
Balance, end of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
December 31, 2013
Balance, beginning of year	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	4,109	(6,087)	(3,478)	21	(5,435)	1,845	99	1,944	341	(3,150)
Charge-offs	(4,767)	(193)	(132)	0	(5,092)	(491)	(144)	(635)	0	(5,727)
Recoveries	154	3,448	2,839	0	6,441	151	84	235	0	6,676
Balance, end of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
December 31, 2012
Balance, beginning of year	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	34,681	9,408	1,879	(566)	45,402	2,602	135	2,737	161	48,300
Charge-offs	(53,492)	(17,721)	(1,624)	0	(72,837)	(1,279)	(143)	(1,422)	0	(74,259)
Recoveries	2,971	2,107	295	0	5,373	19	18	37	0	5,410
Balance, end of year	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
December 31, 2011
Balance, beginning of year	$7,875	$1,766	$3,870	$374	$13,885	$1,864	$106	$1,970	$165	$16,020
Provision for loan losses	31,407	18,557	7,037	415	57,416	(254)	12	(242)	1,401	58,575
Charge-offs	(9,748)	(10,615)	(9,827)	0	(30,190)	(680)	(62)	(742)	0	(30,932)
Recoveries	25	0	5	0	30	3	19	22	0	52
Balance, end of year	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715

A summary of relevant asset quality ratios for the five years ended December 31, 2015 is as follows:

	2015	2014	2013	2012	2011

Ratio of net charge-offs (recoveries) to average loans outstanding	0.08%	0.34%	(0.14)%	8.01%	3.11%
Provision for loan losses to net charge-offs (recoveries)	(104.69)%	(168.25)%	331.93%	70.15%	189.69%
Ratio of reserve to gross loans outstanding at December 31	1.74%	2.09%	3.12%	3.29%	4.53%
Due to the trends in the national and local economies, as well as declines in real estate values in the Company’s market area, the allowance for loan losses grew for the period from 2010 through 2011, consistent with the increase in the ratio of net charge-offs to average loans outstanding. As the Company worked through its risk assets, including the two loan sales in 2012, the allowance for loan losses decreased from $43,715,000 at December 31, 2011 to $23,166,000 at December 31, 2012. The Company continued to focus on working through its risk assets, and based on favorable trends in net charge-offs and improving asset quality ratios, it was able to further reduce the allowance for loan losses over the next three years to $13,568,000 at December 31, 2015. The significant variations in net charge-offs for the five years presented, with a high of $68,849,000 for the year ended December 31, 2012 to a low of $949,000 in net recoveries for the year ended December 31, 2013 has resulted in similar variances in the ratios presented.
The Company recorded negative provisions for loan losses, or reversals of amounts previously provided, of $603,000, $3,900,000 and $3,150,000 for the years ended December 31, 2015, 2014 and 2013, compared to expense of $48,300,000 and $58,575,000 for the years ended December 31, 2012 and 2011. For each of the years in which a negative provision for loan losses was recorded, it was due to recovery of loans with prior charge-offs, allowing for the recovery. In addition, in certain cases, the loans were successfully worked out with smaller charge-offs than the reserve established on them. Lastly, significant improvements were noted in asset quality metrics. Both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses. For the most recent three years presented, the favorable historical charge-off data combined with relatively stable economic and market conditions resulted in the conclusion that a negative provision could be recorded despite net charge-offs recorded. Further the allowance for loan losses did not need to be replenished for impaired loans or for the loan growth experienced during the periods.
See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The allocation of the allowance for loan losses, as well as the percent of each loan type in relation to the total loan balance as of December 31, is as follows:

	2015		2014		2013		2012		2011
	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$1,998	13%	$2,059	14%	$3,583	17%	$2,504	21%	$3,063	21%
Non-owner occupied	4,033	19%	4,887	20%	6,024	20%	5,022	17%	8,579	14%
Multi-family	709	5%	1,231	4%	1,699	3%	2,944	3%	2,222	3%
Non-owner occupied residential	1,143	7%	1,285	7%	1,909	8%	3,249	9%	15,695	15%
Acquisition and development:
1-4 family residential construction	236	1%	222	1%	196	0%	198	0%	1,404	1%
Commercial and land development	614	5%	475	3%	474	3%	3,304	4%	8,304	8%
Commercial and industrial	1,012	10%	806	7%	864	5%	1,635	6%	1,085	8%
Municipal	58	7%	183	9%	244	9%	223	10%	789	6%
Residential mortgage:
First lien	1,667	16%	1,295	18%	1,682	19%	957	16%	317	11%
Home equity - term	184	2%	206	3%	465	3%	252	2%	335	4%
Home equity - lines of credit	1,019	14%	761	13%	1,633	12%	1,066	11%	281	8%
Installment and other loans	121	1%	119	1%	124	1%	85	1%	75	1%
Unallocated	774		1,218		2,068		1,727		1,566
	$13,568	100%	$14,747	100%	$20,965	100%	$23,166	100%	$43,715	100%

The following table summarizes the ending loan balance individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan loss allocation for each at December 31.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2015
Loans allocated by:
Individually evaluated for impairment	$11,093	$5	$734	$0	$11,832	$5,501	$17	$5,518	$0	$17,350
Collectively evaluated for impairment	327,170	50,698	72,891	57,511	508,270	248,589	7,504	256,093	0	764,363
	$338,263	$50,703	$73,625	$57,511	$520,102	$254,090	$7,521	$261,611	$0	$781,713
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$281	$8	$289	$0	$289
Collectively evaluated for impairment	7,883	850	1,012	58	9,803	2,589	113	2,702	774	13,279
	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
December 31, 2014
Loans allocated by:
Individually evaluated for impairment	$6,788	$410	$2,437	$0	$9,635	$5,871	$26	$5,897	$0	$15,532
Collectively evaluated for impairment	315,218	29,751	46,558	61,191	452,718	230,831	5,865	236,696	0	689,414
	$322,006	$30,161	$48,995	$61,191	$462,353	$236,702	$5,891	$242,593	$0	$704,946
Allowance for loan losses allocated by:
Individually evaluated for impairment	$2	$0	$0	$0	$2	$173	$13	$186	$0	$188
Collectively evaluated for impairment	9,460	697	806	183	11,146	2,089	106	2,195	1,218	14,559
	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at December 31 of the respective years. In addition to the reserve allocations on impaired loans noted above, 21 loans, with outstanding general ledger principal balances of $3,313,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $1,957,000. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The largest component of the reserve for the years presented has been allocated to the commercial real estate segment, and in particular the non-owner occupied loan classes. The higher allocations in these loans classes as compared to the other loan classes, which was as high as $29,559,000 at December 31, 2011, is consistent with the inherent risk associated with the loans, as well as generally higher levels of impaired and criticized loans for the periods presented. Since December 31, 2011, there has been a steady decrease in the reserves allocated to the commercial real estate portfolio, as generally, the level of classified assets has declined, and historical loss rates have improved as a result of improving economic and market conditions. At December 31, 2014, the total reserve allocated to the commercial real estate segment was $7,883,000, a decrease of $1,579,000, or 16.7%, despite an increase in classified loans. One large relationship totaling $6,542,000 is the primary reason for the increase in classified loans, however management does not presently feel there will be a loss on this impaired loan.
The reserve allocation on the residential mortgage portfolio segment, in total, has increased from $2,381,000 at December 31, 2014 to $2,991,000 at December 31, 2015. This increase in the reserve allocation is the result of a specific reserve established on one relationship totaling $164,000, as well as reserves required for an increasing loan portfolio is consistent with improving residential real estate market conditions and stabilized historical charge-offs.
The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased in 2015 from $1,218,000 at December 31, 2014 to $774,000 at December 31, 2015 and represents 5.7% of the entire allowance for loan losses balance at December 31, 2015, compared to 8.3% at December 31, 2014. The Company monitors the unallocated portion of the allowance for loan losses, and by policy, has determined it cannot exceed 15% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio. As asset quality continued to improve the last few years, management has determined that it has reduced the risk of loss associated with the portfolio, as evidenced by lower classified loans and sustainable improvements in delinquencies, management determined that a lower unallocated reserve was justified, both in dollars and as a percent of the total allowance for loan losses balance.
While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposit Products
On an average daily basis, total deposits were $982,996,000 in 2015, a decrease of 0.7%, or $7,364,000, from 2014. In 2014, the average daily balance decreased 4.3% compared to 2013. Despite a decline in total average deposits during these two periods, the Company experienced growth in its core funding sources, including non-interest and interest bearing demand deposits, and savings deposits. Interest bearing demand deposit account balances averaged $500,474,000 for the year ended December 31, 2015, an increase of 1.9% from the average balance of $491,046,000 in 2014, despite a decline in brokered money market accounts, which decreased $29,990,000. The Company has been able to grow its core funding deposits through marketing campaigns and improvement in the delivery of our products with investments in technology. In addition, the Company has been able to increase its interest free funds, as it expands its commercial and commercial real estate portfolios.
Average time deposits were $263,414,000 in 2015, a decrease of 9.8%, or $28,735,000, compared to the average balance of $292,149,000 in 2014. This follows a 17.2% reduction in average time deposits that took place in 2014, from the $352,905,000 average balance in 2013. The Company chose to fund its loan growth through sales and paydowns of securities available for sale and additional short-term borrowings, rather than maintain its balances in time deposits. In particular, the Company decreased its average balance in retail time deposits of less than $100,000 and institutional time deposits in excess of $100,000. Average retail time deposits less than $100,000 and institution time deposits in excess of $100,000 were $83,444,000 and $84,894,000 for the year ended December 31, 2015, compared to $96,436,000 and $97,394,000 for year ended 2014. The Company chose not to pay up on the interest rate on these deposit types, but rather use alternate funding sources to meet loan demand. One funding source the Company chose to use, particularly in the fourth quarter of 2015, was brokered deposits which averaged $68,069,000 for the three months ended December 31, 2015 compared to $19,305,000 for the corresponding period in 2014. At December 31, 2015 brokered time deposits totaled $80,905,000 compared to $17,108,000 at December 31, 2014. Given interest rate conditions and asset/liability strategies, the Company elected to extend its maturity on deposits, principally through increasing its brokered time deposits, which have options that enable the Company to pay them off early. Although brokered time deposits increased, the Company reduced its position in brokered money market accounts as discussed above.
Management continually evaluates its utilization of brokered deposits, and considers the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that as loan growth increases, it will be able to generate core deposit funding by offering competitive rates.

The average amounts of deposits are summarized below for the years ended December 31:

(Dollars in thousands)	2015	2014	2013

Demand deposits	$134,040	$123,224	$119,146
Interest bearing demand deposits	500,474	491,046	484,114
Savings deposits	85,068	83,941	78,714
Time deposits	263,414	292,149	352,905
Total deposits	$982,996	$990,360	$1,034,879
The following is a breakdown of maturities of time deposits of $100,000 or more as of December 31, 2015.

(Dollars in thousands)	Total

Three months or less	$41,611
Over three months through six months	23,371
Over six months through one year	22,851
Over one year	31,871
Total	$119,704
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
Information concerning securities sold under agreements to repurchase as of and for the years ended December 31 is as follows:

(Dollars in thousands)	2015	2014	2013

Balance at year end	$29,156	$21,742	$9,032
Weighted average interest rate at year-end	0.20%	0.20%	0.20%
Average balance during the year	30,156	19,186	13,772
Average interest rate during the year	0.20%	0.20%	0.20%
Maximum month-end balance during the year	$37,558	$32,861	$19,105
Fair value of securities underlying the agreements at year-end	35,470	38,337	52,024
Additional short-term borrowing sources include borrowings from the Federal Home Loan Bank of Pittsburgh, federal funds purchased, and to a lesser extent, the FRB discount window.

Information concerning the use of these other short term borrowings as of and for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2015	2014	2013

Balance at year end	$60,000	$65,000	$50,000
Weighted average interest rate at year-end	0.53%	0.36%	0.28%
Average balance during the year	55,106	32,736	10,540
Average interest rate during the year	0.43%	0.34%	0.31%
Maximum month-end balance during the year	$83,500	$65,000	$50,000
In 2015 and 2014, the Company used short-term borrowings to meet the Company’s liquidity needs, and allowed for the temporary funding of the growth experienced in the loan portfolio.
Long-Term Debt
The Company also utilizes long-term debt, consisting principally of Federal Home Loan Bank fixed and amortizing advances to fund its balance sheet with original maturities greater than one year. As of December 31, 2015, long-term debt totaled $24,575,000 which was $9,763,000 higher than 2014’s year-end balance of $14,812,000. The net increase in long-term debt was the result of $20,000,000 in additional advances and pay downs of $10,237,000. At December 31, 2014, long-term debt declined by $1,265,000 from $16,077,000 at December 31, 2013. During the past year, the Company elected to lock in $20,000,000 of long term debt with an extended maturity (2017), as management expected rates to increase at the time the advance was taken. In 2014, given interest rate conditions, the Company allowed its short-term borrowings to increase modestly, and elected not to take out longer term borrowings at that time. The Company will continue to evaluate its funding needs, interest rate movements, the cost of options, and the availability of attractive structures in its evaluation as to the timing and extent of when it enters into long-term borrowings.
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
Total shareholders’ equity increased $5,796,000 from $127,265,000 at December 31, 2014 to $133,061,000 at December 31, 2015. The primary reason for the net increase in shareholders’ equity was the $7,874,000 net income recorded for the year ended December 31, 2015, offset by dividends declared on common stock of $1,822,000 and acquisition of treasury stock of $809,000.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.
Effective January 1, 2015, the Company and the Bank became subject to the Basel III Capital Rules, which substantially revised the risk-based capital requirements in comparison to the previously effective U.S. risk-based capital rules. The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) increased the minimum requirements for Tier 1 Capital ratio as well as the minimum levels to be considered well capitalized under prompt corrective action; (iii) and introduced the “capital conservation buffer”, designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer are subject to constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall.
Under the previously effective capital standards, the effects of accumulated other comprehensive income (AOCI) items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are generally included in regulatory capital. However, banking organizations were given a one-time option to permanently opt out of the requirement to include most components of AOCI, including unrealized gains or losses on certain securities available for sale, in regulatory capital. The Company and Bank made the one-time permanent election to opt out, with the result that most AOCI items will be treated for regulatory capital purposes in the same manner in which they were under the previously effective capital rules.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of December 31, 2015, $7,838,000 of the Company's deferred tax asset was disallowed for Tier 1, CET1 and Total risk based capital, as it relates to operating loss and tax credit carryfowards which are not permissible as capital under Basel III Capital Rules.
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

•
Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable, compared to 0% previously in place.

The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of December 31, 2015 and 2014, $3,303,000 and $6,269,000 of the allowance for credit losses was excluded from Tier 2 capital. The lower disallowed amount in 2015 was the result of the lower balance in the allowance for loan losses, and higher balance of risk-weighted assets.
The Company and Bank's capital ratios as of December 31, 2015 have declined since December 31, 2014, despite an increase in consolidated capital, due primarily to the consolidated risk-weighted assets increasing from $710,723,000 at December 31, 2014 to $850,974,000 at December 31, 2015. The increase in risk-weighted assets is partly due to the new definitions in Basel III, the growth experienced in the Company's loan portfolio, as well as a change in the security portfolio composition, from lower risk-weighted securities to higher risk-weighted securities to capture additional interest income. Further impacting the Bank's specific ratios was a $12,500,000 dividend paid from the Bank to the Company in the fourth quarter of 2015. The Bank elected to distribute some of its excess capital, as a tax planning strategy and for other general corporate matters.

Regulatory Capital. As of December 31, 2015, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of December 31, 2015 and 2014 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,562	15.8%	$68,078	8.0%	n/a	n/a
Orrstown Bank	118,671	14.0%	68,027	8.0%	$85,034	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	51,058	6.0%	n/a	n/a
Orrstown Bank	107,942	12.7%	51,021	6.0%	68,027	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	38,294	4.5%	n/a	n/a
Orrstown Bank	107,942	12.7%	38,265	4.5%	55,272	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	123,825	9.8%	50,684	4.0%	n/a	n/a
Orrstown Bank	107,942	8.5%	50,695	4.0%	63,368	5.0%
December 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$119,713	16.8%	$56,859	8.0%	n/a	n/a
Orrstown Bank	118,540	16.7%	56,835	8.0%	$71,043	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	110,750	15.6%	28,429	4.0%	n/a	n/a
Orrstown Bank	109,581	15.4%	28,417	4.0%	42,626	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	110,750	9.5%	46,496	4.0%	n/a	n/a
Orrstown Bank	109,581	9.4%	46,518	4.0%	58,148	5.0%
As noted above, the Bank’s capital ratios exceed the regulatory minimums to be considered well capitalized under applicable banking regulations. The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs.
On January 19, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC, covering up to an aggregate of $100,000,000 of securities, through the sale of common stock, preferred stock, warrants, debt securities, and units. To date, the Company has not issued any securities under this shelf registration.
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
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which Orrstown Financial Services, Inc. may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time through open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of December 31, 2015, 47,077 shares had been repurchased under the program at a total cost of $808,680, or $17.18 per share.

Additional relevant financial information pertaining to shareholders’ equity for the years ended December 31 is as follows:

(Dollars in thousands)	2015	2014	2013

Average shareholders’ equity	$131,453	$101,250	$88,547
Net income	7,874	29,142	10,004
Cash dividends paid	1,822	0	0
Equity to asset ratio	10.29%	10.69%	7.76%
Dividend payout ratio	22.68%	0.00%	0.00%
Return on average equity	5.99%	28.78%	11.30%
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
At December 31, 2015, we had $221,790,000 in loan commitments outstanding, which included $20,327,000 in undisbursed loans, $110,743,000 in unused home equity lines of credit, $84,480,000 in commercial lines of credit, and $6,510,000 in standby letters of credit. Time deposits due within one year of December 31, 2015 totaled $147,831,000, or 48% of time deposits. The large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on time deposits due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our time deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $28,340,000, which decreased from $31,409,000 at December 31, 2014. The lower levels of cash and cash equivalents is due to the Company investing these funds in securities available-for-sale in order to earn a higher rate of interest than that earned on short-term investments. Securities classified as available-for-sale, net of pledging requirements, which provide additional sources of liquidity, totaled $143,727,000 at December 31, 2015. In addition, at December 31, 2015, we had the ability to borrow a total of approximately $378,848,000 from the Federal Home Loan Bank of Pittsburgh (FHLB), of which we had $84,495,000 in advances and $10,150,000 in letters of credit outstanding. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, generally consisting of mortgage loans. In addition, the Company has $30,000,000 in two available unsecured lines of credit with its correspondent banks.
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
Interest Rate Sensitivity. Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Management, through its asset/liability management process, attempts to manage the level of repricing and maturity mismatch so that fluctuations in net interest income are maintained within policy limits in current and expected market conditions. For further discussion, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Contractual Obligations
The Company enters into contractual obligations in its normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date as of December 31, 2015. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements, under Item 8.

		Payments Due
(Dollars in thousands)	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total

Time deposits	11	$147,831	$84,835	$69,471	$2,821	$304,958
Short-term borrowings	12	60,000	0	0	0	60,000
Long-term debt	13	332	20,713	1,134	2,316	24,495
Operating lease obligations	6	397	310	103	79	889
Total		$208,560	$105,858	$70,708	$5,216	$390,342
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
A schedule of significant commitments at December 31, 2015 is as follows:

(Dollars in thousands)	Contract or Notional Amount
Commitments to fund:
Revolving, open ended home equity loans	$110,743
1-4 family residential construction loans	6,153
Commercial real estate, construction and land development loans	14,174
Commercial, industrial and other loans	84,480
Standby letters of credit	6,510
Please see Note 17 – “Financial Instruments with Off-Balance Sheet Risk” in the Notes to the Consolidated Financial Statements for a discussion of the nature, business purpose, and guarantees that result from the Company’s off-balance sheet arrangements.
New Financial Accounting Standards
Note 1 to the Consolidated Financial Statements under Item 8 discusses the expected impact on the Company’s financial condition or results of operations for recently issued or proposed accounting standards that have not been adopted as of December 31, 2015. To the extent we anticipate significant impact to the Company’s financial condition or results of operations appropriate discussion is included in the disclosure.
Caution About Forward Looking Statements
This report contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Forward-looking statements, including statements that include projections, predictions, expectations or beliefs as to industry trends, future expectations and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as "may," “anticipate,” “believe,” “expect,” "estimate," “intend,” “seek,” “plan,” “objective,” “trend,” “goal.” and other similar terms. Forward-looking statements are subject to various assumptions, risks, and uncertainties, which change over time, and speak only as of the date they are made.
In addition to factors mentioned elsewhere in this Annual Report on Form 10-K or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.orrstown.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect us.

•	Our commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.

•	Almost 10% of our loan portfolio consists of commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

•	Changes in interest rates could adversely impact our financial condition and results of operations.

•	Difficult economic and market conditions have adversely affected our industry and may continue to materially and adversely affect us.

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

•	We may be adversely affected by technological advances.

•	We may not be able to attract and retain skilled people.

•
An interruption or breach in security with respect to our information systems, or our outsourced service providers, could adversely impact our reputation and have an adverse impact on our financial condition or results of operations.

•	We could be adversely affected by failure in our internal controls

•	Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our financial condition, results of operations, liquidity and stock price.

•	Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

•	The repeal of federal prohibitions on the payment of interest on demand deposits could increase our interest expense and reduce our net interest margin.

•	Changes in assessment rates of the Pennsylvania Bank Shares Tax, a tax calculated on the outstanding equity of the Bank, may have a material adverse effect on our results of operations.

•
We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations.

•	Changes in accounting standards could impact the Company’s financial condition and results of operations.

•	The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

•
Pending litigation and legal or administrative proceedings or the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.

•	We are a holding company dependent for liquidity on payments from the Bank, our sole subsidiary, which are subject to restrictions.

•	The soundness of other financial institutions could adversely affect us.

•	If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

•	The market price of our common stock has been subject to extreme volatility.

•	Other risks and uncertainties.
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
The simulation analysis results are presented in Table 3a. These results, as of December 31, 2015, indicate that the Company would expect net interest income to decrease over the next twelve months by 1.4% assuming a downward shock in market interest rates of 1.00%, and to decrease by 1.8% assuming an upward shock of 2.00%. This profile reflects an acceptable short-term interest rate risk position. However, a decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.
Earnings at risk simulations for December 31, 2014, exhibited greater sensitivity to rising interest rates and similar sensitivity in a declining rate environment, and asset/liability management strategies were taken in 2015 to reduce the Company's risk in an upward interest rate environment.
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
The net present value analysis results are presented in Table 3b. These results, as of December 31, 2015, indicate that the net present value would increase 1.8% assuming a downward shift in market interest rates of 1.00% and demonstrates virtually no impact in change in market value in an upward shift in market rates.

Table 3a - Earnings at Risk			Table 3b - Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	December 31, 2015	December 31, 2014	Change in Market Interest Rates	December 31, 2015	December 31, 2014

(100)	(1.4%)	(1.5%)	(100)	1.8%	2.2%
100	(1.2%)	(3.2%)	100	0.5%	(4.3%)
200	(1.8%)	(6.1%)	200	0.0%	(6.8%)
Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The unaudited quarterly results of operations for the years ended December 31, are as follows:

	2015 Quarter Ended				2014 Quarter Ended
(Dollars in thousands, except per share data)	December	September	June	March	December	September	June	March

Interest income	$9,954	$9,885	$9,568	$9,228	$9,520	$9,477	$9,585	$9,601
Interest expense	(1,246)	(1,172)	(970)	(913)	(959)	(1,030)	(1,085)	(1,085)
Net interest income	8,708	8,713	8,598	8,315	8,561	8,447	8,500	8,516
Provision for loan losses	0	(603)	0	0	(1,000)	(2,900)	0	0
Net interest income after provision for loan losses	8,708	9,316	8,598	8,315	9,561	11,347	8,500	8,516
Securities gains	13	29	353	1,529	267	469	602	597
Noninterest income	4,083	4,802	4,530	3,839	4,259	4,283	4,536	3,841
Noninterest expenses	(11,219)	(11,224)	(11,658)	(10,506)	(11,129)	(10,898)	(10,765)	(10,976)
Income before income taxes	1,585	2,923	1,823	3,177	2,958	5,201	2,873	1,978
Applicable (income taxes) benefit	(136)	(462)	(321)	(715)	16,156	(24)	0	0
Net income	$1,449	$2,461	$1,502	$2,462	$19,114	$5,177	$2,873	$1,978

Per Common Share Data
Net income	$0.18	$0.30	$0.19	$0.30	$2.36	$0.64	$0.35	$0.24
Diluted net income	0.18	0.30	0.18	0.30	2.36	0.64	0.35	0.24
Dividends	0.08	0.07	0.07	0.00	0.00	0.00	0.00	0.00

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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2015, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
The independent registered public accounting firm, Crowe Horwath, LLP, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2015. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/s/ Thomas R. Quinn, Jr.	/s/ David P. Boyle
Thomas R. Quinn, Jr.	David P. Boyle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Orrstown Financial Services, Inc. and its wholly-owned subsidiary
Shippensburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. We also have audited Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. and its wholly-owned subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Orrstown Financial Services, Inc. and its wholly-owned subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Cleveland, Ohio
March 11, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Orrstown Financial Services, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Orrstown Financial Services, Inc. and its wholly-owned subsidiary (“the Company”) for the year ended December 31, 2013. Orrstown Financial Services, Inc. and its wholly-owned subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Orrstown Financial Services, Inc. and its wholly-owned subsidiary's operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
Chambersburg, Pennsylvania
March 14, 2014

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	December 31,
(Dollars in thousands, except per share data)	2015	2014
Assets
Cash and due from banks	$11,412	$18,174
Interest bearing deposits with banks	16,928	13,235
Cash and cash equivalents	28,340	31,409
Restricted investments in bank stocks	8,720	8,350
Securities available for sale	394,124	376,199
Loans held for sale	5,917	3,159
Loans	781,713	704,946
Less: Allowance for loan losses	(13,568)	(14,747)
Net loans	768,145	690,199
Premises and equipment, net	23,960	24,800
Cash surrender value of life insurance	31,224	26,645
Intangible assets	207	414
Accrued interest receivable	3,845	3,097
Other assets	28,334	26,171
Total assets	$1,292,816	$1,190,443
Liabilities
Deposits:
Non-interest bearing	$131,390	$116,302
Interest bearing	900,777	833,402
Total deposits	1,032,167	949,704
Short-term borrowings	89,156	86,742
Long-term debt	24,495	14,812
Accrued interest and other liabilities	13,937	11,920
Total liabilities	1,159,755	1,063,178
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,320,479 and 8,264,554 shares issued; 8,272,591 and 8,263,743 shares outstanding	435	430
Additional paid—in capital	124,317	123,392
Retained earnings	7,939	1,887
Accumulated other comprehensive income	1,199	1,576
Treasury stock—common, 47,888 and 811 shares, at cost	(829)	(20)
Total shareholders’ equity	133,061	127,265
Total liabilities and shareholders’ equity	$1,292,816	$1,190,443
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013
Interest and dividend income
Interest and fees on loans	$30,798	$29,546	$31,558
Interest and dividends on investment securities
Taxable	6,697	8,052	4,300
Tax-exempt	1,059	550	1,066
Short term investments	81	35	174
Total interest and dividend income	38,635	38,183	37,098
Interest expense
Interest on deposits	3,606	3,678	4,445
Interest on short-term borrowings	295	148	61
Interest on long-term debt	400	333	505
Total interest expense	4,301	4,159	5,011
Net interest income	34,334	34,024	32,087
Provision for loan losses	(603)	(3,900)	(3,150)
Net interest income after provision for loan losses	34,937	37,924	35,237
Noninterest income
Service charges on deposit accounts	5,226	5,415	5,716
Other service charges, commissions and fees	1,223	1,033	1,070
Trust department income	4,598	4,687	4,770
Brokerage income	2,025	2,150	1,911
Mortgage banking activities	2,747	2,207	3,053
Earnings on life insurance	1,025	950	963
Other income (loss)	410	477	(7)
Investment securities gains	1,924	1,935	332
Total noninterest income	19,178	18,854	17,808
Noninterest expenses
Salaries and employee benefits	24,056	23,658	22,954
Occupancy	2,221	2,251	2,055
Furniture and equipment	3,061	3,328	3,446
Data processing	2,026	1,866	682
Telephone and communication	692	569	451
Automated teller and interchange fees	798	865	1,054
Advertising and bank promotions	1,564	1,195	1,251
FDIC insurance	859	1,621	2,577
Legal	1,440	705	793
Other professional services	1,262	1,580	1,462
Directors' compensation	737	624	622
Collection and problem loan	447	729	674
Real estate owned	162	300	137
Taxes other than income	916	562	939
Intangible asset amortization	207	208	210
Other operating expenses	4,159	3,707	3,940
Total noninterest expenses	44,607	43,768	43,247
Income before income tax expense (benefit)	9,508	13,010	9,798
Income tax expense (benefit)	1,634	(16,132)	(206)
Net income	$7,874	$29,142	$10,004

Per share information:
Basic earnings per share	$0.97	$3.59	$1.24
Diluted earnings per share	0.97	3.59	1.24
Dividends per share	0.22	0.00	0.00
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013

Net income	$7,874	$29,142	$10,004
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	1,345	11,764	(9,885)
Reclassification adjustment for gains realized in net income	(1,924)	(1,935)	(332)
Net unrealized gains (losses)	(579)	9,829	(10,217)
Tax effect	202	(3,440)	3,576
Total other comprehensive income (loss), net of tax and reclassification adjustments	(377)	6,389	(6,641)
Total comprehensive income	$7,497	$35,531	$3,363
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31, 2015, 2014, and 2013
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2013	$421	$122,724	$(37,259)	$1,828	$(20)	$87,694
Net income	0	0	10,004	0	0	10,004
Total other comprehensive income (loss), net of taxes	0	0	0	(6,641)	0	(6,641)
Stock-based compensation plans:
Issuance of stock (26,610 shares, including 1 treasury), including compensation expense of $129	1	377	0	0	0	378
Issuance of stock through dividend reinvestment plan (254 shares)	0	4	0	0	0	4
Balance, December 31, 2013	422	123,105	(27,255)	(4,813)	(20)	91,439
Net income	0	0	29,142	0	0	29,142
Total other comprehensive income, net of taxes	0	0	0	6,389	0	6,389
Stock-based compensation plans:
Issuance of stock (157,207 shares), including compensation expense of $190	8	286	0	0	0	294
Issuance of stock through dividend reinvestment plan (73 shares)	0	1	0	0	0	1
Balance, December 31, 2014	430	123,392	1,887	1,576	(20)	127,265
Net income	0	0	7,874	0	0	7,874
Total other comprehensive income (loss), net of taxes	0	0	0	(377)	0	(377)
Cash dividends ($0.22 per share)	0	0	(1,822)	0	0	(1,822)
Stock-based compensation plans:
Issuance of stock (50,686 shares), including compensation expense of $740	5	835	0	0	0	840
Issuance of stock through dividend reinvestment plan (5,239 shares)	0	90	0	0	0	90
Acquisition of treasury stock (47,077 shares)	0	0	0	0	(809)	(809)
Balance, December 31, 2015	$435	$124,317	$7,939	$1,199	$(829)	$133,061
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$7,874	$29,142	$10,004
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	6,033	6,429	7,147
Depreciation and amortization	2,907	2,838	2,817
Provision for loan losses	(603)	(3,900)	(3,150)
Stock based compensation	740	190	129
Net change in loans held for sale	(2,758)	(1,223)	5,926
Net (gain) loss on disposal of other real estate owned	(234)	(299)	149
Writedown of other real estate owned	45	170	46
Net loss on disposal of premises and equipment	0	41	0
Deferred income taxes, including valuation allowance	797	(16,223)	0
Investment securities gains	(1,924)	(1,935)	(332)
Earnings on cash surrender value of life insurance	(1,025)	(950)	(963)
(Increase) decrease in accrued interest receivable	(748)	303	(212)
Increase (decrease) in accrued interest payable and other liabilities	2,017	1,046	(957)
Other, net	(963)	1,629	12,356
Net cash provided by operating activities	12,158	17,258	32,960
Cash flows from investing activities
Proceeds from sales of available for sale securities	65,611	169,573	74,273
Maturities, repayments and calls of available for sale securities	32,251	41,520	86,581
Purchases of available for sale securities	(120,475)	(175,014)	(282,859)
Net (purchases) redemptions of restricted investments in bank stocks	(370)	1,571	(117)
Net (increase) decrease in loans	(78,776)	(44,222)	30,682
Proceeds from sales of portfolio loans	0	5,743	2,439
Investment in limited partnerships	(2,205)	0	0
Purchases of bank premises and equipment	(1,471)	(859)	(1,868)
Proceeds from disposal of other real estate owned	1,839	2,415	1,188
Purchases of bank owned life insurance	(3,750)	0	0
Net cash provided by (used in) investing activities	(107,346)	727	(89,681)
Cash flows from financing activities
Net increase (decrease) in deposits	82,463	(50,686)	(84,649)
Net increase in short term borrowings	2,414	27,710	49,382
Proceeds from long-term debt	20,000	10,000	0
Payments on long-term debt	(10,317)	(11,265)	(21,393)
Dividends paid	(1,822)	0	0
Net proceeds from issuance of common stock	190	105	253
Acquisition of treasury stock	(809)	0	0
Net cash provided by (used in) financing activities	92,119	(24,136)	(56,407)
Net decrease in cash and cash equivalents	(3,069)	(6,151)	(113,128)
Cash and cash equivalents at beginning of year	31,409	37,560	150,688
Cash and cash equivalents at end of year	$28,340	$31,409	$37,560
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,208	$4,219	$5,102
Income taxes	800	0	0
Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	1,428	2,231	494

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – Orrstown Financial Services, Inc. (the “Company”) is a bank holding company (that has elected status as a financial holding company with the Board of Governors of the Federal Reserve System (the “FRB”)) whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the “Bank”). The Company operates through its office in Shippensburg, Pennsylvania. The Bank provides services through its network of 21 offices in Cumberland, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending. Deposit services include checking, savings, time, and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
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
Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, federal funds sold and interest bearing deposits due on demand, all of which have original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, loans held for sale, redemption (purchases) of restricted investments in bank stocks, and short-term borrowings.
Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2015 and 2014, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”) stocks.
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
Management believes no impairment charge is necessary related to the restricted investments in bank stocks as of December 31, 2015. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of December 31, 2015 is no assurance that impairment may not occur in the future.

Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of December 31, 2015 and 2014 the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
The Company had no debt securities it deemed to be other than temporarily impaired for the years ended December 31, 2015, 2014 or 2013.
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
Loans, the terms of which are modified, are classified as troubled debt restructurings if, in connection with the modification, a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual troubled debt restructurings may be restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. Troubled debt restructurings are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At December 31, 2015 and 2014, the balance of loans serviced for others was $317,793,000 and $315,239,000.
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
Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $710,000 and $932,000 as of December 31, 2015 and 2014 and is included in other assets.

Investments in Real Estate Partnerships – The Company currently has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2021. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria is met. However, investments entered into prior to January 1, 2015 did not meet the criteria, and are accounted for under the equity method of accounting, and recognizes tax credits when they become available. The recorded investment in these real estate partnerships totaled $5,450,000 and $3,629,000 as of December 31, 2015 and 2014 and are included in other assets in the balance sheet, of which $2,205,000 was invested in 2015 and will be accounted for under the proportional amortization method, when federal income tax benefits are available. Losses of $384,000, $150,000 and $361,000 were recorded for the years ended December 31, 2015, 2014 and 2013 and are included in other operating expenses. During 2015, 2014 and 2013, the Company recognized federal tax credits from the projects totaling $475,000, $475,000 and $475,000, which is included in income tax expense.
Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $723,000, $540,000 and $489,000, for the years ended December 31, 2015, 2014 and 2013.
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
Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is limited to unrealized gains (losses) on securities available for sale for all years presented. The component of accumulated other comprehensive income, net of taxes, at December 31, 2015 and 2014 consisted of unrealized gains on securities available for sale and totaled $1,199,000 and $1,576,000.
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
Reclassifications – Certain amounts in the 2013 and 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation. Reclassifications had no effect on prior year net income or shareholders' equity.
Recent Accounting Pronouncements – In January 2014, the FASB issued ASU 2014-1, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-1 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-1 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-1 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company anticipates it will use the proportional amortization in future projects it enters into. However, projects entered into prior to January 1, 2015 did not qualify for this approach, and as such, the adoption of this ASU did not have a significant impact on the Company’s financial statements.
In January 2014, the FASB issued ASU 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-4 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-4 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity could elect to adopt the amendments in ASU 2014-4 using either a modified retrospective transition method or a prospective transition method. The adoption of ASU 2014-4 did not have a significant impact on the Company’s operating results or financial condition.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9, as amended, creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period.

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
In August 2014, FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. ASU 2014-14 amended previous guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before the foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance, including principal and interest, expected to be recovered from the guarantor. These amendments were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company’s adoption of this standard on January 1, 2015 did not have a significant impact on the Company’s operating results or financial condition.
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
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Company is: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The update will be effective for interim and annual periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. Early adoption is not permitted.
NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company maintains deposit balances at two correspondent banks which provide check collection and item processing services for the Company. The average balances that are to be maintained either on hand or with the correspondent banks amounted to $1,265,000 and $600,000 at December 31, 2015 and 2014.
The balances with these correspondent banks, at times, exceed federally insured limits; however management considers this to be a normal business risk. Management reviews the correspondent banks' financial condition on a quarterly basis.

NOTE 3. SECURITIES AVAILABLE FOR SALE
At December 31, 2015 and 2014 the investment securities portfolio was comprised of securities classified as available for sale, resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at December 31, were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. Government Agencies	$47,209	$200	$182	$47,227
States and political subdivisions	124,421	2,483	943	125,961
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	132,389	229	269	132,349
GSE residential collateralized mortgage obligations (CMOs)	15,668	215	40	15,843
GSE commercial CMOs	63,598	735	563	63,770
Private label CMOs	8,944	0	43	8,901
Total debt securities	392,229	3,862	2,040	394,051
Equity securities	50	23	0	73
Totals	$392,279	$3,885	$2,040	$394,124
December 31, 2014
U.S. Government Agencies	$23,910	$71	$23	$23,958
States and political subdivisions	52,578	819	996	52,401
GSE residential mortgage-backed securities	174,220	1,573	197	175,596
GSE residential CMOs	57,976	857	128	58,705
GSE commercial CMOs	65,041	1,017	586	65,472
Total debt securities	373,725	4,337	1,930	376,132
Equity securities	50	17	0	67
Totals	$373,775	$4,354	$1,930	$376,199

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. Government Agencies	$27,640	$182	$0	$0	$27,640	$182
States and political subdivisions	30,252	373	14,139	570	44,391	943
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	82,911	269	0	0	82,911	269
GSE residential collateralized mortgage obligations (CMOs)	0	0	4,237	40	4,237	40
GSE commercial CMOs	33,606	563	0	0	33,606	563
Private label CMOs	8,901	43	0	0	8,901	43
Total temporarily impaired securities	$183,310	$1,430	$18,376	$610	$201,686	$2,040
December 31, 2014
U.S. Government Agencies	$0	$0	$9,012	$23	$9,012	$23
States and political subdivisions	0	0	35,833	996	35,833	996
GSE residential mortgage-backed securities	65,474	197	0	0	65,474	197
GSE residential CMOs	11,930	128	0	0	11,930	128
GSE commercial CMOs	0	0	29,969	586	29,969	586
Total temporarily impaired securities	$77,404	$325	$74,814	$1,605	$152,218	$1,930
The Company has 53 securities and 37 securities at December 31, 2015 and 2014 in which the amortized cost exceeds their values, as discussed below.
U.S. Government Agencies and U.S. Government Sponsored Enterprises (GSE). Twenty-nine U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations have unrealized losses, 25 of which have amortized costs which exceed their fair values for less than 12 months, and four have amortized costs which exceed their fair values for more than 12 months at December 31, 2015. At December 31, 2014, the Company had 21 GSE securities with unrealized losses, 13 of which were in the less than 12 months category, and eight have amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015 or 2014.
State and Political Subdivisions. Twenty-one state and political subdivision securities have an amortized cost which exceeds its fair value, 16 of which were in the less than 12 months category, and five for more than 12 months at December 31, 2015. At December 31, 2014, 16 state and political subdivision security had unrealized losses for more than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015 or 2014.
Private Label. three Private Label collateralized mortgage obligations have unrealized losses, three of which were in the less than 12 months category. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell the investments and it is not more likely than not that the

Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.
The amortized cost and fair values of securities available for sale at December 31, 2015 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
INVESTMENT PORTFOLIO

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$365	$366
Due after one year through five years	3,244	3,319
Due after five years through ten years	62,915	63,194
Due after ten years	105,106	106,309
Mortgage-backed securities and collateralized mortgage obligations	220,599	220,863
Total debt securities	392,229	394,051
Equity securities	50	73
	$392,279	$394,124
Proceeds from sales of securities available for sale for the years ended December 31, 2015, 2014 and 2013 were $65,611,000, $169,573,000 and $74,273,000. Gross gains on the sales of securities were $1,948,000, $2,301,000 and $473,000 for the years ended December 31, 2015, 2014 and 2013. Gross losses on securities available for sale were $24,000, $366,000 and $141,000 for the years ended December 31, 2015, 2014 and 2013.
Securities with a fair value of $250,397,000 and $261,034,000 at December 31, 2015 and 2014 were pledged to secure public funds and for other purposes as required or permitted by law.
As a result of changes in interest rate and economic market conditions, in the first quarter of 2016 the Company evaluated its GSE commercial CMO security portfolio and elected to liquidate this entire portfolio, which had an amortized cost of $63,598,000, and fair value of $63,770,000 at December 31, 2015, at a net gain of $1,420,000 (unaudited). The proceeds from the sales will be used to pay down maturing debt, meet loan demand, or be reinvested in the securities portfolio.
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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of December 31 was as follows:

(Dollars in thousands)	2015	2014
Commercial real estate:
Owner-occupied	$103,578	$100,859
Non-owner occupied	145,401	144,301
Multi-family	35,109	27,531
Non-owner occupied residential	54,175	49,315
Acquisition and development:
1-4 family residential construction	9,364	5,924
Commercial and land development	41,339	24,237
Commercial and industrial	73,625	48,995
Municipal	57,511	61,191
Residential mortgage:
First lien	126,022	126,491
Home equity – term	17,337	20,845
Home equity – lines of credit	110,731	89,366
Installment and other loans	7,521	5,891
	$781,713	$704,946

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
Internal loan relationship reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by the appropriate credit authority, including Credit Administration for loans in excess of $1,000,000. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed by the ERM Committee on a quarterly basis, with reaffirmation of the rating as approved by the Bank’s Loan Work Out Committee.

The following summarizes the Bank’s ratings based on its internal risk rating system as of December 31, 2015 and 2014:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2015
Commercial real estate:
Owner-occupied	$96,715	$1,124	$3,630	$2,109	$0	$103,578
Non-owner occupied	125,043	12,394	108	7,856	0	145,401
Multi-family	31,957	1,779	1,140	233	0	35,109
Non-owner occupied residential	50,601	1,305	1,374	895	0	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	9,364
Commercial and land development	40,181	219	934	5	0	41,339
Commercial and industrial	70,967	1,380	544	734	0	73,625
Municipal	57,511	0	0	0	0	57,511
Residential mortgage:
First lien	121,214	0	0	4,808	0	126,022
Home equity – term	17,234	0	0	103	0	17,337
Home equity – lines of credit	109,731	230	180	590	0	110,731
Installment and other loans	7,504	0	0	17	0	7,521
	$738,022	$18,431	$7,910	$17,350	$0	$781,713
December 31, 2014
Commercial real estate:
Owner-occupied	$89,815	$2,686	$5,070	$3,288	$0	$100,859
Non-owner occupied	120,829	20,661	1,131	1,680	0	144,301
Multi-family	24,803	1,086	1,322	320	0	27,531
Non-owner occupied residential	43,020	2,968	1,827	1,500	0	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	5,924
Commercial and land development	22,261	233	1,333	410	0	24,237
Commercial and industrial	43,794	850	1,914	2,437	0	48,995
Municipal	61,191	0	0	0	0	61,191
Residential mortgage:
First lien	121,160	9	0	5,290	32	126,491
Home equity – term	20,775	0	0	70	0	20,845
Home equity – lines of credit	88,164	630	93	479	0	89,366
Installment and other loans	5,865	0	0	26	0	5,891
	$647,601	$29,123	$12,690	$15,500	$32	$704,946
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
As of December 31, 2015 and 2014, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loans’ impairment were determined based on discounted cash flows for those loans classified as TDRs but are still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
According to policy, updated appraisals are generally required every 18 months for classified loans in excess of $250,000. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.
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
The Company distinguishes Substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. A “Substandard” classification does not automatically meet the definition of “impaired.” A "Substandard" loan is one that is inadequately protected by current sound worth and paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual extensions of credit classified "Substandard." As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated “Substandard” to be collectively evaluated for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of “Substandard,” they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.
Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
The following summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of December 31, 2015 and 2014. The recorded investment in loans excludes accrued interest receivable due to insignificance. Allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2015
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,109	$3,344
Non-owner occupied	0	0	0	7,856	8,600
Multi-family	0	0	0	233	385
Non-owner occupied residential	0	0	0	895	1,211
Acquisition and development:
Commercial and land development	0	0	0	5	19
Commercial and industrial	0	0	0	734	780
Residential mortgage:
First lien	1,952	1,984	271	2,856	3,369
Home equity—term	0	0	0	103	110
Home equity—lines of credit	22	23	10	568	688
Installment and other loans	8	9	8	9	35
	$1,982	$2,016	$289	$15,368	$18,541
December 31, 2014
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,288	$4,558
Non-owner occupied	0	0	0	1,680	3,420
Multi-family	0	0	0	320	356
Non-owner occupied residential	198	203	2	1,302	1,570
Acquisition and development:
Commercial and land development	0	0	0	410	1,077
Commercial and industrial	0	0	0	2,437	2,500
Residential mortgage:
First lien	982	982	149	4,340	4,968
Home equity—term	0	0	0	70	71
Home equity—lines of credit	24	40	24	455	655
Installment and other loans	13	13	13	13	36
	$1,217	$1,238	$188	$14,315	$19,211

The following summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the year ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,613	$0	$3,740	$20	$3,528	$147
Non-owner occupied	3,470	0	6,711	143	4,307	145
Multi-family	402	0	274	2	135	16
Non-owner occupied residential	1,020	0	2,095	13	4,799	77
Acquisition and development:
1-4 family residential construction	0	0	0	0	481	0
Commercial and land development	266	137	1,250	34	3,009	49
Commercial and industrial	1,208	0	1,700	5	1,780	45
Residential mortgage:
First lien	4,644	37	4,226	53	2,697	140
Home equity – term	130	0	85	0	59	8
Home equity – lines of credit	571	0	111	3	305	6
Installment and other loans	22	0	9	1	1	0
	$14,346	$174	$20,201	$274	$21,101	$633
The following table presents impaired loans that are troubled debt restructurings, with the recorded investment as of December 31, 2015 and December 31, 2014.

	2015		2014
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Acquisition and development:
Commercial and land development	0	$0	1	$287
Residential mortgage:
First lien	8	793	8	813
Total accruing	8	793	9	1,100
Nonaccruing:
Residential mortgage:
First lien	12	1,153	13	1,715
Consumer	1	10	1	13
	13	1,163	14	1,728
	21	$1,956	23	$2,828

The following table presents restructured loans, included in nonaccrual status, that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default subsequent to the modification for the years ended December 31, 2015, 2014, and 2013.

	2015		2014		2013
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial real estate:
Non-owner occupied	0	$0	1	$3,495	0	$0
Acquisition and development:
Commercial and land development	0	0	1	544	0	0
Commercial and industrial	0	0	0	0	1	199
Residential mortgage:
First lien	0	0	2	177	0	0
	0	$0	4	$4,216	1	$199
The following presents the number of loans modified, and their pre-modification and post-modification investment balances for the twelve months ended December 31, 2015, 2014, and 2013:

(Dollars in thousands)	Number of Contracts	Pre- Modification Investment Balance	Post- Modification Investment Balance
December 31, 2015
Residential mortgage:
First lien	1	$59	$59
	1	$59	$59
December 31, 2014
Residential mortgage:
First lien	19	$1,876	$1,810
Installment and other loans	1	36	14
	20	$1,912	$1,824
December 31, 2013
Commercial real estate:
Owner-occupied	4	$421	$421
Non-owner occupied	2	3,457	3,457
Acquisition and development:
Commercial and land development	2	1,081	1,081
Commercial	1	217	199
	9	$5,176	$5,158
The loans presented in the tables above were considered TDRs a result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest only status, or a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For TDRs in default of their modified terms, impairment is generally determined on a collateral dependent approach, except for accruing residential mortgage TDRs, which are generally on the discounted cash flow approach. Certain loans modified during a period may no longer be outstanding at the end of the period if the loan was paid off.
No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2015 and 2014:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2015
Commercial real estate:
Owner-occupied	$101,395	$74	$0	$0	$74	$2,109	$103,578
Non-owner occupied	137,545	0	0	0	0	7,856	145,401
Multi-family	34,876	0	0	0	0	233	35,109
Non-owner occupied residential	53,280	0	0	0	0	895	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	0	9,364
Commercial and land development	41,236	0	98	0	98	5	41,339
Commercial and industrial	72,846	24	21	0	45	734	73,625
Municipal	57,511	0	0	0	0	0	57,511
Residential mortgage:
First lien	120,119	1,844	44	0	1,888	4,015	126,022
Home equity – term	17,200	34	0	0	34	103	17,337
Home equity – lines of credit	109,740	286	91	24	401	590	110,731
Installment and other loans	7,488	16	0	0	16	17	7,521
	$762,600	$2,278	$254	$24	$2,556	$16,557	$781,713
December 31, 2014
Commercial real estate:
Owner-occupied	$97,571	$0	$0	$0	$0	$3,288	$100,859
Non-owner occupied	142,621	0	0	0	0	1,680	144,301
Multi-family	27,211	0	0	0	0	320	27,531
Non-owner occupied residential	47,706	109	0	0	109	1,500	49,315
Acquisition and development:
1-4 family residential construction	5,924	0	0	0	0	0	5,924
Commercial and land development	24,114	0	0	0	0	123	24,237
Commercial and industrial	46,558	0	0	0	0	2,437	48,995
Municipal	61,191	0	0	0	0	0	61,191
Residential mortgage:
First lien	120,806	776	400	0	1,176	4,509	126,491
Home equity – term	20,640	135	0	0	135	70	20,845
Home equity – lines of credit	88,745	142	0	0	142	479	89,366
Installment and other loans	5,815	41	9	0	50	26	5,891
	$688,902	$1,203	$409	$0	$1,612	$14,432	$704,946

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
Prior to December 31, 2015, the look back period for historical losses was 12 quarters, weighted one-half for the most recent four quarters, and one-quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Effective December 31, 2015, the Company extended the look back period to 16 quarters on a prospective basis, weighted four-tenths to the most recent four quarters, and then declining by one-tenth for each of the remaining annual periods. The look back period was extended as it was determined that a longer look back period is more consistent with the duration of an economic cycle. Management considers current economic and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year in determining the look back period.
In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of December 31, 2015, and 2014 the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:
Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions etc.
Concentrations of Credit and Changes within Credit Concentrations – Factors considered include the composition of the Bank’s overall portfolio makeup and management's evaluation related to concentration risk management and the inherent risk associated with the concentrations identified.
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

Activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2015
Balance, beginning of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(1,020)	(440)	249	(125)	(1,336)	1,122	55	1,177	(444)	(603)
Charge-offs	(711)	(22)	(115)	0	(848)	(592)	(62)	(654)	0	(1,502)
Recoveries	152	615	72	0	839	78	9	87	0	926
Balance, end of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
December 31, 2014
Balance, beginning of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,674)	92	(554)	(61)	(2,197)	(960)	107	(853)	(850)	(3,900)
Charge-offs	(2,637)	(70)	(270)	0	(2,977)	(587)	(177)	(764)	0	(3,741)
Recoveries	558	5	766	0	1,329	29	65	94	0	1,423
Balance, end of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
December 31, 2013
Balance, beginning of year	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	4,109	(6,087)	(3,478)	21	(5,435)	1,845	99	1,944	341	(3,150)
Charge-offs	(4,767)	(193)	(132)	0	(5,092)	(491)	(144)	(635)	0	(5,727)
Recoveries	154	3,448	2,839	0	6,441	151	84	235	0	6,676
Balance, end of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

The following summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at December 31, 2015 and 2014:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2015
Loans allocated by:
Individually evaluated for impairment	$11,093	$5	$734	$0	$11,832	$5,501	$17	$5,518	$0	$17,350
Collectively evaluated for impairment	327,170	50,698	72,891	57,511	508,270	248,589	7,504	256,093	0	764,363
	$338,263	$50,703	$73,625	$57,511	$520,102	$254,090	$7,521	$261,611	$0	$781,713
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$281	$8	$289	$0	$289
Collectively evaluated for impairment	7,883	850	1,012	58	9,803	2,589	113	2,702	774	13,279
	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
December 31, 2014
Loans allocated by:
Individually evaluated for impairment	$6,788	$410	$2,437	$0	$9,635	$5,871	$26	$5,897	$0	$15,532
Collectively evaluated for impairment	315,218	29,751	46,558	61,191	452,718	230,831	5,865	236,696	0	689,414
	$322,006	$30,161	$48,995	$61,191	$462,353	$236,702	$5,891	$242,593	$0	$704,946
Allowance for loan losses allocated by:
Individually evaluated for impairment	$2	$0	$0	$0	$2	$173	$13	$186	$0	$188
Collectively evaluated for impairment	9,460	697	806	183	11,146	2,089	106	2,195	1,218	14,559
	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
During the year ended December 31, 2014, the Company sold six notes of classified loan relationships with an aggregate carrying balance of $5,407,000 to third parties, which netted the Company $5,743,000 in cash proceeds. The difference between the carrying balances of the notes sold and the cash received, or $336,000, was recorded as a net recovery to the allowance for loan losses.
During the year ended December 31, 2013, the Company sold eight notes of classified loan relationships with an aggregate carrying balance of $2,576,000 to third parties, which netted the Company $2,439,000 in cash proceeds. The difference between the carrying balances of the notes sold and the cash received, or $137,000, was recorded as a net charge-off to the allowance for loan losses.
NOTE 5. LOANS TO RELATED PARTIES
The Company has granted loans to the officers and directors of the Company and its subsidiary and to their associates. The aggregate dollar amount of these loans was $647,000 at December 31, 2015, and $597,000 at December 31, 2014. During 2015, $675,000 of new loans were granted and repayments totaled $625,000.

NOTE 6. PREMISES AND EQUIPMENT
A summary of bank premises and equipment at December 31 is as follows:

(Dollars in thousands)	2015	2014

Land	$5,182	$5,182
Buildings and improvements	23,367	23,333
Leasehold improvements	651	511
Furniture and equipment	24,086	22,799
Construction in progress	125	140
	53,411	51,965
Less accumulated depreciation and amortization	29,451	27,165
	$23,960	$24,800
Depreciation expense amounted to $2,310,000, $2,459,000, and $2,208,000 for the years ended December 31, 2015, 2014 and 2013.
The Company leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under agreements which expire at various times through 2023. Total rent expense charged to operations in connection with these leases was $435,000, $427,000 and $307,000 for the years ended December 31, 2015, 2014 and 2013.
The total minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2015 are as follows:

Due in the Years Ending December 31
(Dollars in thousands)
2016	$397
2017	185
2018	125
2019	63
2020	40
Thereafter	79
$889

On February 8, 2016, the Bank purchased an office building located in Dauphin County, Pennsylvania, at a purchase price of $4,275,000 (unaudited). The new regional facility will be used to support the Bank's expansion. The Bank has entered into a lease with the former owner of the building which allows them to continue to lease their existing space through July 2016. Additionally, the Bank has assumed the leases that the previous owner had entered into, as lessor, that expire through the year 2020.

NOTE 7. INTANGIBLE ASSETS
The following table shows the components of identifiable intangible assets at December 31:

(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Amount
December 31, 2015
Deposit premiums	$2,348	$2,293	$55
Customer list	581	429	152
	$2,929	$2,722	$207
December 31, 2014
Deposit premiums	$2,348	$2,126	$222
Customer list	581	389	192
	$2,929	$2,515	$414
Amortization expense was $207,000, $208,000 and $210,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
The estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31,
(Dollars in thousands)
2016	$94
2017	39
2018	39
2019	25
2020	7
Thereafter	3
$207
NOTE 8. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2012.
The components of federal income tax expense for the years ended December 31 are summarized as follows:

(Dollars in thousands)	2015	2014	2013
Current year provision (benefit):
Federal	$844	$81	$60
State	(7)	10	(266)
	837	91	(206)
Deferred tax expense
Federal	779	2,723	1,253
State	18	18	18
	797	2,741	1,271
Change in valuation allowance on deferred taxes	0	(18,964)	(1,271)
Net federal income tax expense (benefit)	$1,634	$(16,132)	$(206)

A reconciliation of the effective applicable income tax rate to the federal statutory rate for the years ended December 31, is as follows:

	2015	2014	2013

Statutory federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	0.1%	0.1%	(1.8)%
Tax exempt interest income	(11.3)%	(7.3)%	(11.9)%
Valuation allowance on deferred tax assets	0.0%	(145.8)%	(13.0)%
Earnings from life insurance	(3.8)%	(2.6)%	(3.4)%
Disallowed interest	0.4%	0.2%	0.3%
Low-income housing credits	(5.0)%	(3.7)%	(2.2)%
Benefit of operating loss carryforward	0.0%	0.0%	(3.8)%
Other	1.8%	0.1%	(1.3)%
Effective income tax rate	17.2%	(124.0)%	(2.1)%
The provision for income taxes includes $673,000, $677,000 and $116,000 of applicable income tax expense related to net security gains for the years ended December 31, 2015, 2014, and 2013.
The components of the net deferred tax asset, included in other assets, at December 31, are as follows:

(Dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$5,111	$5,424
Deferred compensation	547	528
Retirement plans and salary continuation	1,824	1,695
Share-based compensation	343	102
Off-balance sheet commitment reserves	218	205
Nonaccrual loan interest	246	210
Goodwill	124	154
Bonus accrual	359	396
Low income housing credit carryforward	1,652	1,322
Alternative minimum tax credit carryforward	2,195	1,291
Charitable contribution carryforward	211	209
Net operating loss carryforward	4,431	6,606
Other	182	237
Total deferred tax assets	17,443	18,379
Deferred tax liabilities:
Depreciation	815	955
Net unrealized gains on securities available for sale	646	848
Mortgage servicing rights	669	606
Purchase accounting adjustments	352	421
Other	181	174
Total deferred tax liabilities	2,663	3,004
Net deferred tax asset	$14,780	$15,375
As of December 31, 2015, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2019, 2035, and 2032, respectively.

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
Each subsequent quarter-end, the Company continued to weigh both positive and negative evidence and re-analyzed its position that a valuation allowance was required. At December 31, 2014, management concluded based on the Company’s profitable operations over the prior nine quarters, improvements in asset quality, strengthened capital position, reduced regulatory risk, and the improvement in economic conditions, that a full valuation allowance was no longer necessary. The full amount was recaptured as of December 31, 2014. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred tax assets would be realized, and recaptured the full valuation allowance at December 31, 2014. As a result of the recapture of the valuation allowance at December 31, 2014, the Company began recording income tax expense.
NOTE 9. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. Employer contributions to the plan are based on performance of the Company and are at the discretion of the Bank’s Board of Directors. The plan contains limited match or safe harbor provisions. Substantially all of the Company’s employees are covered by the plan and the contributions charged to operations were $361,000, $357,000 and $311,000 for the years ended December 31, 2015, 2014, and 2013.
The Company has a deferred compensation arrangement with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid, which is included in other liabilities, amounted to $115,000 and $125,000 at December 31, 2015 and 2014. Total annual expense for this deferred compensation plan was $12,000, $13,000 and $1,000 for the years ended December 31, 2015, 2014 and 2013.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Company’s Orrstown Financial Advisors division or recognized as a liability. The trust account balance was $1,449,000 and $1,385,000 at December 31, 2015 and 2014, respectively, and is included in other assets on the balance sheets, offset by other liabilities in the same amount. Total amounts contributed to these plans were $30,000, $25,000 and $10,000, for the years ended December 31, 2015, 2014, and 2013.
In addition, the Company has two supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $5,211,000 and $4,844,000 at December 31, 2015 and 2014, which is included in other liabilities. Total annual expense for these plans amounted to $626,000, $575,000 and $549,000, for the years ended December 31, 2015, 2014, and 2013.
The Company has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post retirement insurance during the insured employee’s term of service. The estimated present value of future benefits to be paid totaled $799,000 and $670,000 at December 31, 2015 and 2014 which is included in other liabilities. Total annual expense for this plan amounted to $129,000, $104,000 and $42,000 for the years ended December 31, 2015, 2014 and 2013.
NOTE 10. SHARE BASED COMPENSATION PLANS
The Company maintains share-based compensation plans, the purpose of which is to provide officers, employees, and non-employee members of the board of directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of December 31, 2015, 179,407 shares were available to be issued under the Plan.

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
A roll forward of the Company’s nonvested restricted shares for the year ended December 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price

Nonvested shares, beginning of year	155,500	$15.52
Granted	71,561	17.29
Forfeited	(27,180)	15.93
Vested	(2,500)	10.43
Nonvested shares, at end of year	197,381	$16.17
For December 31, 2015, 2014, and 2013, $732,000, $178,000, and $17,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $256,000, $62,000, and $6,000 for the respective year. The total fair value of shares vested during the year ended December 31, 2015 was $43,000. No shares vested during 2014 and 2013. As of December 31, 2015 and 2014, the unrecognized compensation expense related to the stock awards was $2,293,000, and $1,982,000. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 4.5 years.
A roll forward of the Company’s outstanding stock options for the year ended December 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	148,193	$31.18
Forfeited	(19,133)	31.62
Expired	(27,600)	39.93
Options outstanding and exercisable, at year end	101,460	$28.72
The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at December 31, 2015 is as follows:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	36,724	4.43	$21.46
$25.00 - $29.99	2,792	4.25	25.76
$30.00 - $34.99	39,440	1.78	31.28
$35.00 - $37.58	22,504	1.52	36.44
$21.14 - $37.58	101,460	2.99	$28.72
The options outstanding and exercisable had no intrinsic value at December 31, 2015 and 2014 as each exercise price exceeded the market value.
The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries an opportunity to purchase stock of the Company. Under the plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 95% (85% prior to August 31, 2014) of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock, after making adjustments for stock dividends and a stock split, to be issued under the employee stock purchase plan. As of December 31, 2015, 192,338 shares were available to be issued under the plan. Employees purchased 6,305, 6,707 and 21,609 shares at a weighted average price of $15.83, $14.88 and $11.52 per share in 2015, 2014 and 2013. Compensation expense recognized on the employee stock purchase plan totaled $8,000, $12,000, and $112,000 for the years ended December 31, 2015, 2014 and 2013, with tax benefits recorded of $3,000, $4,000, and $39,000 recorded for the respective years.
The Company uses a combination of issuing new shares or treasury shares to meet stock compensation exercises depending on market conditions.
NOTE 11. DEPOSITS
The composition of deposits at December 31 is as follows:

	2015	2014
(Dollars in thousands)
Non-interest bearing	$131,390	$116,302
Now and money market	510,758	503,818
Savings	85,061	86,351
Time – less than $100,000	185,254	128,065
Time – greater than $100,000	119,704	115,168
Total	$1,032,167	$949,704
The scheduled maturities of time deposits for the years ending December 31 are as follows:

(Dollars in thousands)
2016	$147,831
2017	52,083
2018	32,752
2019	13,966
2020	55,505
Thereafter	2,821
$304,958
Brokered time deposits totaled $80,905,000 and $17,108,000 at December 31, 2015 and 2014. Management continues to evaluate brokered deposits as a funding option, and considers regulatory views on non-core funding sources. Time deposits that meet or exceed the FDIC limit of $250,000 at December 31, 2015 were $19,668,000.
The Company accepts deposits of the officers and directors of the Company and the Bank on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers and directors and related interests totaled $2,575,000 and $5,036,000 at December 31, 2015 and 2014, respectively.
NOTE 12. SHORT-TERM BORROWINGS
The Company has several short-term borrowings available to it, including short-term borrowings from the FHLB, federal funds purchased, and the FRB discount window.

Information concerning the use of these short-term borrowings as of and for the years ended December 31, is summarized as follows:

(Dollars in thousands)	2015	2014	2013

Balance at year end	$60,000	$65,000	$50,000
Weighted average interest rate at year-end	0.53%	0.36%	0.28%
Average balance during the year	$55,106	$32,736	$10,540
Average interest rate during the year	0.43%	0.34%	0.31%
Maximum month-end balance during the year	$83,500	$65,000	$50,000
In addition, the Company has repurchase agreements with certain of its deposit customers. The Company is required to hold U.S. Treasury, or U.S. Agency, or U.S. Government Sponsored Enterprise securities to be held as underlying securities for Repurchase Agreements. Information concerning securities sold under agreements to repurchase for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2015	2014	2013

Balance at year end	$29,156	$21,742	$9,032
Weighted average interest rate at year-end	0.20%	0.20%	0.20%
Average balance during the year	$30,156	$19,186	$13,772
Average interest rate during the year	0.20%	0.20%	0.20%
Maximum month-end balance during the year	$37,558	$32,861	$19,105
Fair value of securities underlying the agreements at year-end	35,470	38,337	52,024
Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date.
NOTE 13. LONG-TERM DEBT
At December 31, the Company’s long-term debt consisted of the following:

	Amount		Weighted Average rate
(Dollars in thousands)	2015	2014	2015	2014
FHLB fixed rate advances maturing:
2015	$0	$10,000	0.00%	0.35%
2017	20,000	0	1.00%	0.00%
2020	350	350	7.40%	7.40%
	20,350	10,350	1.11%	0.59%
FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	4,145	4,462	4.74%	4.74%
Total FHLB Advances	$24,495	$14,812	1.73%	1.84%
Except for amortizing loans, interest only is paid on a quarterly basis.

The aggregate amount of future principal payments required on these borrowings at December 31, 2015 is as follows:

Years Ending December 31,
(Dollars in thousands)
2016	$332
2017	20,348
2018	365
2019	383
2020	751
Thereafter	2,316
$24,495
The Bank is a member of the FHLB of Pittsburgh and, as such, can take advantage of the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances, lines and letters of credit from the FHLB are collateralized by first mortgage loans and securities. Collateral for all outstanding advances, lines and letters of credit consisted of certain securities, 1-4 family mortgage loans and other real estate secured loans totaling $558,908,000 at December 31, 2015. The Bank had additional availability of $284,203,000 at the FHLB on December 31, 2015 based on qualifying collateral.
The Bank has available lines of credit with two correspondent banks totaling $30,000,000, at December 31, 2015. The lines of credit are unsecured and the rate is based on the daily Federal Funds rate. There were no borrowings under these lines of credit at December 31, 2015 and 2014.
The Company has $10,150,000 in letters of credit outstanding with the FHLB in favor of third parties utilized for general banking purposes.
NOTE 14. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2015, approximately 665,000 shares were available to be issued under the plan.
On January 19, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC that provides for up to an aggregate of $100,000,000, through the sale of common stock, preferred stock, warrants, debt securities, and units. To date, the Company has not issued any securities under this shelf registration.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity and Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.
Effective January 1, 2015, the Company and Bank became subject to final rules establishing a new comprehensive capital framework for U.S. banking organizations, including community banks (the "Basel III Capital Rules"), which substantially revised the risk-based capital requirements in comparison to the previously existing U.S. risk-based capital rules. The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) increased the minimum requirements for Tier 1 Capital ratio as well as the minimum levels to be considered well capitalized under prompt corrective action; (iii) and introduced the "capital conservation buffer”, designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer are subject to constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
As of December 31, 2015 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.
The Company and the Bank’s actual capital ratios as of December 31, 2015 and December 31, 2014 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,562	15.8%	$68,078	8.0%	n/a	n/a
Orrstown Bank	118,671	14.0%	68,027	8.0%	$85,034	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	51,058	6.0%	n/a	n/a
Orrstown Bank	107,942	12.7%	51,021	6.0%	68,027	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	38,294	4.5%	n/a	n/a
Orrstown Bank	107,942	12.7%	38,265	4.5%	55,272	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	123,825	9.8%	50,684	4.0%	n/a	n/a
Orrstown Bank	107,942	8.5%	50,695	4.0%	63,368	5.0%
December 31, 2014
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$119,713	16.8%	$56,859	8.0%	n/a	n/a
Orrstown Bank	118,540	16.7%	56,835	8.0%	$71,043	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	110,750	15.6%	28,429	4.0%	n/a	n/a
Orrstown Bank	109,581	15.4%	28,417	4.0%	42,626	6.0%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	110,750	9.5%	46,496	4.0%	n/a	n/a
Orrstown Bank	109,581	9.4%	46,518	4.0%	58,148	5.0%
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of December 31, 2015, 47,077 shares had been repurchased under the program at a total cost of $808,680, or $17.18 per share.

NOTE 15. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES
Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Further, regulatory mandates may impose more stringent restrictions on the extent of dividends that may be paid by the Bank to the Company. As the Company is a bank holding company (that has elected status as a financial holding company with the FRB), the Bank may not declare a dividend to the Company if the results of such dividend would drop the Bank below the minimum capital required in order to be classified as “well capitalized.” In addition, as a Federal member bank, the Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank's undistributed net income during the calendar year and prior two calendar years. During 2016, $21,392,000 of undistributed earnings of the Bank, plus any 2016 net profits retained to the date of the dividend, are available for dividends to the Company without prior regulatory authority.
Under current FRB regulations, the Bank is limited to the amounts it may loan to its affiliates, including the Company. Covered transactions, including loans, with a single affiliate, may not exceed 10% of the Bank’s total capital plus its excess allowance for loan losses, and the aggregate of all covered transactions with all affiliates may not exceed 20%, of the Bank’s subsidiary and surplus (as defined by regulation). At December 31, 2015, the maximum amount the Bank has available to loan the Company is approximately $12,198,000.
NOTE 16. EARNINGS PER SHARE
Earnings per share for the years ended December 31, were as follows:

(In thousands, except per share data)	2015	2014	2013

Net income	$7,874	$29,142	$10,004
Weighted average shares outstanding	8,107	8,110	8,093
Impact of common stock equivalents	35	6	0
Weighted average shares outstanding (diluted)	8,142	8,116	8,093
Per share information:
Basic earnings per share	$0.97	$3.59	$1.24
Diluted earnings per share	0.97	3.59	1.24
Stock options of 109,000, 178,000 and 207,000 for the years ended December 31, 2015, 2014 and 2013 have been excluded from diluted earnings per share calculations, as their exercise would have been anti-dilutive, as the exercise price exceeded the average market price. The common stock equivalents in 2015 and 2014 are related to restricted stock awards.

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

	Contract or Notional Amount
(Dollars in thousands)	2015	2014
Commitments to fund:
Revolving, open ended home equity loans	$110,473	$100,897
1-4 family residential construction loans	6,153	2,463
Commercial real estate, construction and land development loans	14,174	11,682
Commercial, industrial and other loans	84,480	71,483
Standby letters of credit	6,510	7,309
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of December 31, 2015 and 2014, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $472,000 and $485,000 at December 31, 2015 and 2014 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the years ended December 31, 2015, 2014 and 2013, ($13,000), ($44,000) and $(54,000) was charged to other noninterest expense for this exposure.
The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The total outstanding balance of loans sold under the MPF Program was $44,124,000 and $51,773,000 at December 31, 2015 and 2014, with limited recourse back to the Company on these loans of $8,230,000 and $8,508,000 at December 31, 2015 and 2014. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. For the years ended December 31, 2015, 2014, and 2013, the Company foreclosed or is in the process of foreclosing on loans sold under the MPF program, with a resulting charge of $127,000, $71,000 and $20,000 to other expenses representing an estimate of the Company’s losses under its recourse exposure.
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
Securities
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. All of the Company’s securities are classified as available for sale.
The Company had no fair value liabilities measured on a recurring basis at December 31, 2015 or 2014. A summary of assets at December 31, 2015 and 2014, measured at estimated fair value on a recurring basis were as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2015
Securities available for sale:
U.S. Government Agencies	$0	$47,227	$0	$47,227
States and political subdivisions	0	125,961	0	125,961
GSE residential mortgage-backed securities	0	132,349	0	132,349
GSE residential collateralized mortgage obligations (CMOs)	0	15,843	0	15,843
GSE commercial CMOs	0	63,770	0	63,770
Private label CMOs	0	8,901	0	8,901
Total debt securities	0	394,051	0	394,051
Equity securities – financial services	0	73	0	73
Total securities	$0	$394,124	$0	$394,124
December 31, 2014
Securities available for sale:
U.S. Government Agencies	$0	$23,958	$0	$23,958
States and political subdivisions	0	52,401	0	52,401
GSE residential mortgage-backed securities	0	175,596	0	175,596
GSE residential collateralized mortgage obligations (CMOs)	0	58,705	0	58,705
GSE commercial CMOs	0	65,472	0	65,472
Total debt securities	0	376,132	0	376,132
Equity securities – financial services	0	67	0	67
Total securities	$0	$376,199	$0	$376,199
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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing troubled debt restructurings. For collateral dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). For discounted cash flow impairment measurement on residential mortgage loans, the Company discounts cash flows on a particular credit, utilizing a market rate of interest that adequately reflects the terms and conditions of the note, and the credit risk associated with it. Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of operations. Specific allocations to the allowance for loan losses or partial charge-offs were $2,246,000 and $4,352,000 at December 31, 2015 and 2014. Changes in the fair value of impaired loans for those still held at December 31 considered in the determination as to the provision for loan losses, totaled $888,000, $2,441,000 and $722,000 for the years ended December 31, 2015, 2014, and 2013.
Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at December 31, 2015 and 2014 were $129,000 and $581,000. Changes in the fair value of foreclosed real estate for those still held at December 31 charged to other real estate expenses totaled $32,000, $170,000, and $34,000 for the years ending December 31, 2015, 2014, and 2013.

A summary of assets at December 31 measured at fair value on a nonrecurring basis is as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2015
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$881	$881
Non-owner occupied	0	0	736	736
Multi-family	0	0	233	233
Non-owner occupied residential	0	0	570	570
Acquisition and development:
Commercial and land development	0	0	5	5
Residential mortgage:
First lien	0	0	2,094	2,094
Home equity - lines of credit	0	0	229	229
Installment and other loans	0	0	9	9
Total impaired loans	$0	$0	$4,757	$4,757

Foreclosed real estate
Residential	$0	$0	$101	$101
Commercial and land development	0	0	74	74
Total foreclosed real estate	$0	$0	$175	$175
December 31, 2014
Impaired loans
Commercial real estate:
Owner-occupied	$0	$0	$1,228	$1,228
Non-owner occupied	0	0	192	192
Multi-family	0	0	92	92
Non-owner occupied residential	0	0	937	937
Acquisition and development:
Commercial and land development	0	0	117	117
Commercial and industrial	0	0	29	29
Residential mortgage:
First lien	0	0	2,022	2,022
Home equity - lines of credit	0	0	229	229
Installment and other loans	0	0	13	13
Total impaired loans	$0	$0	$4,859	$4,859

Foreclosed real estate
Residential	$0	$0	$217	$217
Commercial and land development	0	0	569	569
Total foreclosed real estate	$0	$0	$786	$786

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2015
Impaired loans	$4,757	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 70% discount
			Management adjustments for liquidation expenses	6% - 44% discount
Foreclosed real estate	175	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 20% discount
			Management adjustments for liquidation expenses	5% - 6% discount
December 31, 2014
Impaired loans	$4,859	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 30% discount
			Management adjustments for liquidation expenses	5% - 10% discount
Foreclosed real estate	786	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 5% discount
			Management adjustments for liquidation expenses	6% - 18% discount
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
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at December 31:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Financial Assets
Cash and due from banks	$11,412	$11,412	$11,412	$0	$0
Interest bearing deposits with banks	16,928	16,928	16,928	0	0
Restricted investments in bank stock	8,720	n/a	n/a	n/a	n/a
Securities available for sale	394,124	394,124	0	394,124	0
Loans held for sale	5,917	6,045	0	6,045	0
Loans, net of allowance for loan losses	768,145	776,067	0	0	776,067
Accrued interest receivable	3,845	3,845	0	2,257	1,588
Financial Liabilities
Deposits	1,032,167	1,032,265	0	1,032,265	0
Short-term borrowings	89,156	89,156	0	89,156	0
Long-term debt	24,495	25,357	0	25,357	0
Accrued interest payable	366	366	0	366	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2014
Financial Assets
Cash and due from banks	$18,174	$18,174	$18,174	$0	$0
Interest bearing deposits with banks	13,235	13,235	13,235	0	0
Restricted investments in bank stock	8,350	n/a	n/a	n/a	n/a
Securities available for sale	376,199	376,199	0	376,199	0
Loans held for sale	3,159	3,249	0	3,249	0
Loans, net of allowance for loan losses	690,199	697,506	0	0	697,506
Accrued interest receivable	3,097	3,097	0	1,593	1,504
Financial Liabilities
Deposits	949,704	950,667	0	950,667	0
Short-term borrowings	86,742	86,742	0	86,742	0
Long-term debt	14,812	15,610	0	15,610	0
Accrued interest payable	273	273	0	273	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 19. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
The following are the condensed balance sheets, statements of income, statements of comprehensive income (loss) and statements of cash flows for the parent company, as of or for the years ended December 31:
Balance Sheet

(Dollars in thousands)	2015	2014
Assets
Cash in Orrstown Bank	$14,032	$389
Deposits with other banks	321	0
Securities available for sale	73	67
Investment in Orrstown Bank	117,163	126,084
Other assets	1,561	797
Total assets	$133,150	$127,337

Liabilities	$89	$72
Shareholders’ Equity
Common stock	435	430
Additional paid-in capital	124,317	123,392
Retained earnings	7,939	1,887
Accumulated other comprehensive income	1,199	1,576
Treasury stock	(829)	(20)
Total shareholders’ equity	133,061	127,265
Total liabilities and shareholders’ equity	$133,150	$127,337
Statements of Income

(Dollars in thousands)	2015	2014	2013
Income
Dividends from bank subsidiary	$17,900	$0	$0
Other interest and dividend income	3	2	5
Other income	35	70	46
Total income	17,938	72	51
Expenses
Share-based compensation	34	17	129
Management fee to Bank	500	277	173
Other expenses	1,821	1,042	1,241
Total expenses	2,355	1,336	1,543
Income (loss) before income taxes and equity in undistributed income or distributions in excess of income of bank subsidiary	15,583	(1,264)	(1,492)
Income tax benefit	(831)	(474)	(477)
Income (loss) before equity in undistributed income (distributions in excess of income) of bank subsidiary	16,414	(790)	(1,015)
Equity in undistributed income (distributions in excess of income) of bank subsidiary	(8,540)	29,932	11,019
Net income	$7,874	$29,142	$10,004

Statements of Comprehensive Income

(Dollars in thousands)	2015	2014	2013

Income (loss) before equity in undistributed income of subsidiary	$16,414	$(790)	$(1,015)
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax	4	(1)	0
Total other comprehensive income (loss)	4	(1)	0
Comprehensive income (loss) before equity in undistributed income and other comprehensive income of subsidiary	16,418	(791)	(1,015)
Equity in undistributed income and other comprehensive income of subsidiary	(8,921)	36,322	4,378
Total comprehensive income	$7,497	$35,531	$3,363
Statements of Cash Flows

(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$7,874	$29,142	$10,004
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	(53)	(25)	0
Gains on affiliate dissolution	0	(54)	0
Equity in (undistributed income) distributions in excess of income of bank subsidiary	8,540	(29,932)	(11,019)
Share-based compensation	34	17	129
Net change in other liabilities	17	(26)	62
Other, net	(611)	(270)	(182)
Net cash provided by (used in) operating activities	15,801	(1,148)	(1,006)
Cash flows from investing activities:
Investment in bank subsidiary	0	(161)	0
Other	0	89	0
Net cash used in investing activities	0	(72)	0
Cash flows from financing activities:
Dividends paid	(1,822)	0	0
Proceeds from issuance of common stock	794	105	253
Payments to repurchase common stock	(809)	0	0
Net cash provided by (used in) financing activities	(1,837)	105	253
Net increase (decrease) in cash	13,964	(1,115)	(753)
Cash, beginning balance	389	1,504	2,257
Cash, ending balance	$14,353	$389	$1,504

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
On July 22, 2015, SEPTA filed a motion for leave to amend under Local Rule 15.1, as allowed by the Court’s ruling on June 22, 2015. Many of the allegations of the proposed second amended complaint are essentially the same or similar to the allegations of the dismissed amended complaint. The proposed second amended complaint also alleges that the Orrstown Defendants did not publicly disclose certain alleged failures of internal controls over loan underwriting, risk management, and financial reporting during the period 2009 to 2012, in violation of the federal securities laws. On February 8, 2016, the Court granted SEPTA’s motion for leave to amend and SEPTA filed its second amended complaint that same day.
On February 25, 2016, the Court issued a scheduling Order directing: all defendants to file any motions to dismiss by March 18, 2016; SEPTA to file an omnibus opposition to defendants’ motions to dismiss by April 8, 2016; and all defendants to file reply briefs in support of their motions to dismiss by April 22, 2016. The Order stays all discovery and other deadlines in the case (including the filing of SEPTA’s motion for class certification) pending the outcome of the motions to dismiss.
The Company believes that the allegations of SEPTA’s second amended complaint are without merit and intends to vigorously defend itself against those claims.
Given the litigation is still in the pleading stage, it is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of December 31, 2015, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(a) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting for December 31, 2015, is included in Item 8 of this Form 10-K and is incorporated by reference into this Item 9A. The audit report of the registered public accounting firm on internal control over financial reporting is included in Item 8 of this 10-K report and is incorporated by reference into this Item 9A.
(b) Changes in Internal Controls Over Financial Reporting:
During the three months ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
All other information required by Item 10, is incorporated, by reference, from the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Section 16(a) Beneficial Ownership Reporting Compliance and Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information as of December 31, 2015

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	84,976	$28.67	179,407
Equity compensation plan not approved by security holders (1)	16,484	28.96	0
Total	101,460	$28.72	179,407

(1)	Awards from the Non-Employee Director Stock Option Plan of 2000. Certain options granted remain outstanding from this plan, however no additional options will be granted under this plan.
All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Management.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 3 – Ratification of the Audit Committee’s Selection of Crowe Horwath, LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2016 – Relationship with Independent Registered Public Accounting Firm.

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
(3) – Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed March 1, 2013.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1(a)	Form of Change in Control Agreement for selected officers – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.1(b)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 8, 2015.

10.1(c)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and David Boyle, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015.

10.1(d)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Philip E. Fague, incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed June 2, 2015.

10.1(e)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Benjamin W. Wallace, incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed June 2, 2015.

10.1(f)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed June 2, 2015.

10.1(g)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Barbara E. Brobst, incorporated by reference to Exhibit 10.10 to the Registrant's Form 8-K filed June 2, 2015.

10.2(a)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.2 (a) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(b)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Phillip E. Fague, incorporated by reference to Exhibit 10.2 (b) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(c)	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.2(d)	Salary Continuation Agreement between Orrstown Bank and David P. Boyle – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 17, 2015.

10.3	Officer group term replacement plan for selected officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 26, 2000.

10.4(a)	Director Retirement Agreement, as amended, between Orrstown Bank and Anthony F. Ceddia, incorporated by reference to Exhibit 10.4(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(b)	Director Retirement Agreement, as amended, between Orrstown Bank and Jeffrey W. Coy, incorporated by reference to Exhibit 10.4(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(c)	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(d)	Director Retirement Agreement, as amended, between Orrstown Bank and Gregory A. Rosenberry, incorporated by reference to Exhibit 10.4(d) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(e)	Director Retirement Agreement, as amended, between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.4(e) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(f)	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(g)	Director Retirement Agreement, as amended, between Orrstown Bank and John S. Ward, incorporated by reference to Exhibit 10.4(g) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(h)	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.5	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.6	Non-employee director stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.7	Employee stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.8	2011 Orrstown Financial Services, Inc. Stock Incentive Plan – incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed June 6, 2011.

10.9(a)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 8, 2015.

10.9(b)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and David Boyle, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 2, 2015.

10.9(c)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Philip E. Fague, incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 2, 2015.

10.9(d)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Benjamin W. Wallace, incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed June 2, 2015.

10.9(e)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed June 2, 2015.

10.9(f)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Barbara E. Brobst, incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K filed June 2, 2015.

10.10	Brick Plan – Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.11	Form of Executive Employment Agreement for selected officers – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 22, 2010.

10.12(a)	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.12(b)	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.14	Form of Restricted Share Grant Agreement, issued to certain employees on August 15, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed November 7, 2014.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

23.2	Consent of Smith Elliott Kearns & Company, LLC, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
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

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 11, 2016	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2016
Thomas R. Quinn, Jr.
/s/ David P. Boyle	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2016
David P. Boyle

/s/ Douglas P. Barton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2016
Douglas P. Barton

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 11, 2016
Joel R. Zullinger

/s/ Jeffrey W. Coy	Vice Chairman of the Board and Director	March 11, 2016
Jeffrey W. Coy

/s/ Dr. Anthony F. Ceddia	Secretary of the Board and Director	March 11, 2016
Dr. Anthony F. Ceddia

/s/ Cindy J. Joiner	Director	March 11, 2016
Cindy J. Joiner

/s/ Mark K. Keller	Director	March 11, 2016
Mark K. Keller

/s/ Thomas D. Longenecker	Director	March 11, 2016
Thomas D. Longenecker

/s/ Andrea Pugh	Director	March 11, 2016
Andrea Pugh

/s/ Gregory A. Rosenberry	Director	March 11, 2016
Gregory A. Rosenberry

/s/ Eric A. Segal	Director	March 11, 2016
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 11, 2016
Glenn W. Snoke

/s/ Floyd E. Stoner	Director	March 11, 2016
Floyd E. Stoner