Form 10-Q
period 2016-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2016-05-06
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Number of shares outstanding of the registrant’s Common Stock as of April 29, 2016: 8,283,144.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$12,281	$11,412
Interest bearing deposits with banks	54,634	16,928
Cash and cash equivalents	66,915	28,340
Restricted investments in bank stocks	6,270	8,720
Securities available for sale	327,590	394,124
Loans held for sale	3,499	5,917
Loans	804,703	781,713
Less: Allowance for loan losses	(13,347)	(13,568)
Net loans	791,356	768,145
Premises and equipment, net	29,689	23,960
Cash surrender value of life insurance	31,438	31,224
Intangible assets	155	207
Accrued interest receivable	3,582	3,845
Other assets	26,785	28,334
Total assets	$1,287,279	$1,292,816
Liabilities
Deposits:
Non-interest bearing	$146,094	$131,390
Interest bearing	902,282	900,777
Total deposits	1,048,376	1,032,167
Short-term borrowings	62,693	89,156
Long-term debt	24,413	24,495
Accrued interest and other liabilities	13,550	13,937
Total liabilities	1,149,032	1,159,755
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,348,441 and 8,320,479 shares issued; 8,288,793 and 8,272,591 shares outstanding	437	435
Additional paid - in capital	124,548	124,317
Retained earnings	9,855	7,939
Accumulated other comprehensive income	4,434	1,199
Treasury stock—common, 59,648 and 47,888 shares, at cost	(1,027)	(829)
Total shareholders’ equity	138,247	133,061
Total liabilities and shareholders’ equity	$1,287,279	$1,292,816
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2016	March 31, 2015
Interest and dividend income
Interest and fees on loans	$7,991	$7,327
Interest and dividends on investment securities
Taxable	1,464	1,820
Tax-exempt	441	55
Short-term investments	65	26
Total interest and dividend income	9,961	9,228
Interest expense
Interest on deposits	1,139	777
Interest on short-term borrowings	66	60
Interest on long-term debt	106	76
Total interest expense	1,311	913
Net interest income	8,650	8,315
Provision for loan losses	0	0
Net interest income after provision for loan losses	8,650	8,315
Noninterest income
Service charges on deposit accounts	1,303	1,193
Other service charges, commissions and fees	160	173
Trust department income	1,336	1,247
Brokerage income	449	437
Mortgage banking activities	642	520
Earnings on life insurance	268	229
Other income	87	40
Investment securities gains	1,420	1,529
Total noninterest income	5,665	5,368
Noninterest expenses
Salaries and employee benefits	6,183	5,900
Occupancy expense	526	624
Furniture and equipment	786	743
Data processing	635	511
Telephone and communication	176	190
Automated teller and interchange fees	161	206
Advertising and bank promotions	456	245
FDIC insurance	232	246
Legal	181	213
Other professional services	339	299
Directors compensation	231	157
Collection and problem loan	52	96
Real estate owned expenses	43	25
Taxes other than income	155	226
Intangible asset amortization	51	51
Other operating expenses	914	774
Total noninterest expenses	11,121	10,506
Income before income taxes	3,194	3,177
Income tax expense	614	715
Net income	$2,580	$2,462
Per share information:
Basic earnings per share	$0.32	$0.30
Diluted earnings per share	0.32	0.30
Dividends per share	0.08	0.00
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015

Net income	$2,580	$2,462
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period	6,396	4,523
Reclassification adjustment for gains realized in net income	(1,420)	(1,529)
Net unrealized gains	4,976	2,994
Tax effect	(1,741)	(1,048)
Total other comprehensive income, net of tax and reclassification adjustments	3,235	1,946
Total comprehensive income	$5,815	$4,408
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended March 31, 2016 and 2015
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2015	$430	$123,392	$1,887	$1,576	$(20)	$127,265
Net income	0	0	2,462	0	0	2,462
Total other comprehensive income, net of taxes	0	0	0	1,946	0	1,946
Stock-based compensation plans:
Issuance of stock (31,358 shares), including compensation expense of $134	0	181	0	0	0	181
Issuance of stock through dividend reinvestment plan (10 shares)	0	0	0	0	0	0
Balance, March 31, 2015	$430	$123,573	$4,349	$3,522	$(20)	$131,854

Balance, January 1, 2016	$435	$124,317	$7,939	$1,199	$(829)	$133,061
Net income	0	0	2,580	0	0	2,580
Total other comprehensive income, net of taxes	0	0	0	3,235	0	3,235
Cash dividends ($0.08 per share)	0	0	(664)	0	0	(664)
Stock-based compensation plans:
Issuance of stock (27,962 shares), including compensation expense of $237	2	235	0	0	0	237
Issuance of treasury stock (2,461 shares), including compensation expense of $3	0	(4)	0	0	47	43
Acquisition of treasury stock (14,221 shares)	0	0	0	0	(245)	(245)
Balance, March 31, 2016	$437	$124,548	$9,855	$4,434	$(1,027)	$138,247
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income	$2,580	$2,462
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	1,372	1,534
Depreciation and amortization	741	741
Provision for loan losses	0	0
Stock-based compensation	240	134
Gain on sales of loans originated for sale	(547)	(415)
Mortgage loans originated for sale	(18,041)	(16,023)
Proceeds from sales of loans originated for sale	20,839	14,420
Net gain on disposal of other real estate owned	(55)	(7)
Writedown of other real estate owned	51	0
Net loss on disposal of premises and equipment	25	0
Deferred income taxes	728	726
Investment securities gains	(1,420)	(1,529)
Earnings on cash surrender value of life insurance	(268)	(229)
Decrease in accrued interest receivable	263	48
Increase in accrued interest payable and other liabilities	(387)	(116)
Other, net	(1,037)	(986)
Net cash provided by operating activities	5,084	760
Cash flows from investing activities
Proceeds from sales of available for sale securities	64,743	41,382
Maturities, repayments and calls of available for sale securities	6,816	7,838
Purchases of available for sale securities	0	(19,859)
Net redemptions of restricted investments in bank stocks	2,450	672
Net increase in loans	(23,262)	(23,842)
Purchases of bank premises and equipment	(6,321)	(126)
Improvements to other real estate owned	(35)	0
Proceeds from disposal of other real estate owned	305	253
Net cash provided by investing activities	44,696	6,318
Cash flows from financing activities
Net increase (decrease) in deposits	16,209	(3,948)
Net decrease in short term purchased funds	(26,463)	(11,470)
Proceeds from long-term debt	0	20,000
Payments on long-term debt	(82)	(10,078)
Dividends paid	(664)	0
Net proceeds from issuance of common stock	0	47
Acquisition of treasury stock	(245)	0
Issuance of treasury stock	40	0
Net cash (used in) financing activities	(11,205)	(5,449)
Net increase in cash and cash equivalents	38,575	1,629
Cash and cash equivalents at beginning of period	28,340	31,409
Cash and cash equivalents at end of period	$66,915	$33,038
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,301	$923
Income taxes	0	0
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$51	$745
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
Basis of Presentation – The unaudited condensed consolidated financial statements of the Company and its subsidiary are presented for the three months ended March 31, 2016 and 2015 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2015 is condensed from audited year-end financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All significant intercompany transactions and accounts have been eliminated.
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
Concentration of Credit Risk – The Company generally grants commercial, residential, construction, municipal, and various forms of consumer lending to customers in its market area. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, multi-family and hospitality, residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
The types of securities the Company invests in are included in Note 2, “Securities Available for Sale” and the type of lending the Company engages in are included in Note 3, “Loans Receivable and Allowance for Loan Losses.”
Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, federal funds sold and interest bearing deposits due on demand, all of which have original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, loans held for sale and redemption (purchases) of restricted investments in bank stocks, and short-term borrowings.
Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of March 31, 2016 and December 31, 2015, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”).
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
Management believes no impairment charge is necessary related to the restricted investments in bank stocks as of March 31, 2016. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of March 31, 2016 is no assurance that impairment may not occur in the future.
Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of March 31, 2016 and December 31, 2015, the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
The Company had no debt securities it deemed to be other than temporarily impaired at March 31, 2016 or December 31, 2015.
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
Loans – The Company grants commercial, residential, commercial mortgage, construction, municipal, mortgage and various forms of consumer loans to its customers located principally in south-central Pennsylvania and northern Maryland. The ability of the Company’s debtors to honor their contracts is dependent largely upon the real estate and general economic conditions in this area.
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
Loans, the terms of which are modified, are classified as troubled debt restructurings ("TDRs") if a concession was granted in connection with the modification, for legal or economic reasons, related to the debtor’s financial difficulties. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, a temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual TDRs may be restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs are evaluated individually for impairment on a quarterly basis including monitoring of performance according to their modified terms.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At March 31, 2016 and December 31, 2015, the balance of loans serviced for others was $324,221,000 and $317,793,000.
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

Mortgage Servicing Rights – The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statement of income. If the Company determines, based on subsequent valuations, that impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. The balance of mortgage servicing rights was $2,710,000 and $2,672,000 as of March 31, 2016 and December 31, 2015, and is included in other assets.
Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $495,000 and $710,000 as of March 31, 2016 and December 31, 2015 and is included in other assets.
Investments in Real Estate Partnerships – The Company currently has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria is met, which is limited to one investment entered into in 2015. Investments prior to 2015 did not meet the criteria, and are accounted for under the equity method of accounting. The recorded investment in these real estate partnerships, included in other assets in the balance sheet, totaled $5,328,000 and $5,450,000 as of March 31, 2016 and December 31, 2015, of which $2,150,000 and $2,205,000 will be accounted for under the proportional amortization method, respectively. Losses of $89,000 and $85,000 were recorded for the three months ended March 31, 2016 and 2015 and are included in other noninterest income. Losses on the investments accounted for under the proportional amortization method of $33,000, net of federal income tax benefit, is netted against income tax expense for the three months ended March 31, 2016. During the three months ended 2016 and 2015, the Company recognized federal tax credits from the projects totaling $184,000, and $119,000, which is included in income tax expense.
Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $151,000 and $112,000 for the three months ended March 31, 2016 and 2015.
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
Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is limited to unrealized gains on securities available for sale for all years presented. The component of accumulated other comprehensive income, net of taxes, at March 31, 2016 and December 31, 2015 consisted of unrealized gains on securities available for sale and totaled $4,434,000 and $1,199,000.
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
Reclassification – Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation. Reclassifications had no effect on prior year net income or shareholders' equity.
Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9, as amended, creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company is evaluating the impact of this standard on its financial position and results of operations.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as subsequently amended by ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Further, the amendment indicates the SEC would not object to a ratable amortization of debt issuance costs on line-of-credit arrangements. These amendments were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company’s adoption of this standard on January 1, 2016 did not have a significant impact on the Company’s operating results or financial condition.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Company is: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The update will be effective for interim and annual periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. Early adoption is not permitted. The Company is evaluating the impact of this standard on its financial position and results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update provides updated accounting and reporting requirements, which, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company anticipates that the impact on the balance sheet will result in an increase in assets and liabilities for its right of use assets and related lease liabilities for those leases that are outstanding at the date of adoption, however, it does not anticipate it will have a material impact on its results of operations. We are currently evaluating the other effects of adoption of this new standard on our financial position, including regulatory capital.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). The update will require recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled, eliminating the additional paid-in-capital pools. The guidance will be effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate this update will have a material impact on its financial position or results of operations.

NOTE 2. SECURITIES AVAILABLE FOR SALE
At March 31, 2016 and December 31, 2015, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at March 31, 2016 and December 31, 2015 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. Government Agencies	$45,072	$188	$121	$45,139
States and political subdivisions	124,302	5,246	367	129,181
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	129,219	1,556	0	130,775
GSE residential collateralized mortgage obligations (CMOs)	14,040	384	20	14,404
Private label CMOs	8,086	0	68	8,018
Total debt securities	320,719	7,374	576	327,517
Equity securities	50	23	0	73
Totals	$320,769	$7,397	$576	$327,590
December 31, 2015
U.S. Government Agencies	$47,209	$200	$182	$47,227
States and political subdivisions	124,421	2,483	943	125,961
GSE residential mortgage-backed securities	132,389	229	269	132,349
GSE residential CMOs	15,668	215	40	15,843
GSE commercial CMOs	63,598	735	563	63,770
Private label CMOs	8,944	0	43	8,901
Total debt securities	392,229	3,862	2,040	394,051
Equity securities	50	23	0	73
Totals	$392,279	$3,885	$2,040	$394,124

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
U.S. Government Agencies	$19,951	$121	$0	$0	$19,951	$121
States and political subdivisions	1,205	2	5,313	365	6,518	367
GSE residential collateralized mortgage obligations (CMOs)	0	0	2,555	20	2,555	20
Private label CMOs	8,018	68	0	0	8,018	68
Total temporarily impaired securities	$29,174	$191	$7,868	$385	$37,042	$576
December 31, 2015
U.S. Government Agencies	$27,640	$182	$0	$0	$27,640	$182
States and political subdivisions	30,252	373	14,139	570	44,391	943
GSE residential mortgage-backed securities	82,911	269	0	0	82,911	269
GSE residential CMOs	0	0	4,237	40	4,237	40
GSE commercial CMOs	33,606	563	0	0	33,606	563
Private label CMOs	8,901	43	0	0	8,901	43
Total temporarily impaired securities	$183,310	$1,430	$18,376	$610	$201,686	$2,040

The Company had 11 securities and 53 securities at March 31, 2016 and December 31, 2015 in which the amortized cost exceed their values, as discussed below.
U.S. Agencies and Government Sponsored Enterprises (GSE). Six U.S. Agencies and GSE securities, including mortgage-backed securities and collateralized mortgage obligations, have amortized costs which exceed their fair values, four of which are in the less than 12 months, and two have amortized costs which exceed their fair value for more than 12 months at March 31, 2016. At December 31, 2015, the Company had 29 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations with unrealized losses, 25 GSE securities have amortized costs which exceed their fair values for less than 12 months, and four have amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates or widening of spreads from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value basis of the investments. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016 or at December 31, 2015.
State and Political Subdivisions. Two state and political subdivision securities have amortized costs which exceeded their fair values, one in the less than 12 months, and one in the more than 12 months category at March 31, 2016. At December 31, 2015, 21 state and political subdivision securities have an amortized cost which exceeds their fair value, 16 of which are in the less than 12 months category, and five have amortized costs which exceed their fair value for more than 12 months. These unrealized losses have been caused by a rise in interest rates or a widening of spreads from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016 or at December 31, 2015.
Private Label. Three private label collateralized mortgage obligations have unrealized losses, all of which were in the less than 12 months category at March 31, 2016. At December 31, 2015, three private label securities have an amortized cost which exceeds their fair value for less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016 or at December 31, 2015.
The amortized cost and fair values of securities available for sale at March 31, 2016 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$365	$366
Due after one year through five years	3,232	3,381
Due after five years through ten years	62,821	65,147
Due after ten years	102,956	105,426
Mortgage-backed securities and collateralized mortgage obligations	151,345	153,197
Total debt securities	320,719	327,517
Equity securities	50	73
	$320,769	$327,590
Gross gains on the sales of securities were $1,468,000 and $1,553,000 for the three months ended March 31, 2016 and 2015. Gross losses on securities available for sale were $48,000 and $24,000 for the three months ended March 31, 2016 and 2015.
Securities with a fair value of $254,252,000 and $250,397,000 at March 31, 2016 and December 31, 2015 were pledged to secure public funds and for other purposes as required or permitted by law.

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
Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential loans present a different credit risk to the Company than owner-occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinders the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships as compared to owner-occupied loans mentioned above.
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
Installment and other loans’ credit risk are mitigated through prudent underwriting standards, including the evaluation of the credit worthiness of the borrower through credit scores and debt-to-income ratios, and if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, they typically present a greater risk to the Company than 1-4 family residential loans.
The loan portfolio, excluding residential loans held for sale, broken out by class, as of March 31, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial real estate:
Owner-occupied	$106,464	$103,578
Non-owner occupied	154,731	145,401
Multi-family	37,664	35,109
Non-owner occupied residential	54,834	54,175
Acquisition and development:
1-4 family residential construction	7,270	9,364
Commercial and land development	42,245	41,339
Commercial and industrial	77,277	73,625
Municipal	62,302	57,511
Residential mortgage:
First lien	125,706	126,022
Home equity - term	16,578	17,337
Home equity - lines of credit	111,770	110,731
Installment and other loans	7,862	7,521
	$804,703	$781,713

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
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by the appropriate credit authority, including Credit Administration for loans in excess of $1,000,000. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the ERM Committee.

The following summarizes the Bank’s ratings based on its internal risk rating system as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2016
Commercial real estate:
Owner-occupied	$98,959	$1,771	$3,705	$2,029	$0	$106,464
Non-owner occupied	134,518	12,419	108	7,686	0	154,731
Multi-family	34,863	1,763	813	225	0	37,664
Non-owner occupied residential	51,490	1,282	1,231	792	39	54,834
Acquisition and development:
1-4 family residential construction	7,270	0	0	0	0	7,270
Commercial and land development	41,105	215	922	3	0	42,245
Commercial and industrial	74,651	1,352	560	714	0	77,277
Municipal	62,302	0	0	0	0	62,302
Residential mortgage:
First lien	120,882	0	44	4,780	0	125,706
Home equity - term	16,478	0	1	99	0	16,578
Home equity - lines of credit	110,850	251	102	567	0	111,770
Installment and other loans	7,846	0	0	9	7	7,862
	$761,214	$19,053	$7,486	$16,904	$46	$804,703
December 31, 2015
Commercial real estate:
Owner-occupied	$96,715	$1,124	$3,630	$2,109	$0	$103,578
Non-owner occupied	125,043	12,394	108	7,856	0	145,401
Multi-family	31,957	1,779	1,140	233	0	35,109
Non-owner occupied residential	50,601	1,305	1,374	895	0	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	9,364
Commercial and land development	40,181	219	934	5	0	41,339
Commercial and industrial	70,967	1,380	544	734	0	73,625
Municipal	57,511	0	0	0	0	57,511
Residential mortgage:
First lien	121,214	0	0	4,808	0	126,022
Home equity - term	17,234	0	0	103	0	17,337
Home equity - lines of credit	109,731	230	180	590	0	110,731
Installment and other loans	7,504	0	0	17	0	7,521
	$738,022	$18,431	$7,910	$17,350	$0	$781,713
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
As of March 31, 2016 and December 31, 2015, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2016 and December 31, 2015. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2016
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,029	$3,301
Non-owner occupied	0	0	0	7,686	8,521
Multi-family	0	0	0	225	381
Non-owner occupied residential	39	39	39	792	1,080
Acquisition and development:
Commercial and land development	0	0	0	3	18
Commercial and industrial	0	0	0	714	768
Residential mortgage:
First lien	1,357	1,392	103	3,423	4,133
Home equity - term	0	0	0	99	106
Home equity - lines of credit	0	0	0	567	712
Installment and other loans	7	8	7	9	35
	$1,403	$1,439	$149	$15,547	$19,055
December 31, 2015
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,109	$3,344
Non-owner occupied	0	0	0	7,856	8,600
Multi-family	0	0	0	233	385
Non-owner occupied residential	0	0	0	895	1,211
Acquisition and development:
Commercial and land development	0	0	0	5	19
Commercial and industrial	0	0	0	734	780
Residential mortgage:
First lien	1,952	1,984	271	2,856	3,369
Home equity - term	0	0	0	103	110
Home equity - lines of credit	22	23	10	568	688
Installment and other loans	8	9	8	9	35
	$1,982	$2,016	$289	$15,368	$18,541

The following tables summarize the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired, generally on a cash basis, for the three months ended March 31, 2016 and 2015:

	2016		2015
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,069	$0	$3,159	$0
Non-owner occupied	7,771	0	1,658	0
Multi-family	229	0	521	0
Non-owner occupied residential	875	0	1,303	0
Acquisition and development:
Commercial and land development	4	0	392	2
Commercial and industrial	724	0	2,346	0
Residential mortgage:
First lien	4,776	9	5,241	9
Home equity - term	101	0	93	0
Home equity - lines of credit	589	0	512	0
Installment and other loans	17	0	25	0
	$17,155	$9	$15,250	$11

The following table presents impaired loans that are TDRs, with the recorded investment as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	9	$1,044	8	$793
	9	1,044	8	793
Nonaccruing:
Residential mortgage:
First lien	12	1,128	12	1,153
Installment and other loans	1	9	1	10
	13	1,137	13	1,163
	22	$2,181	21	$1,956
The loans presented above were considered TDRs as the result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest-only status, or a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For TDRs in default of their original terms, impairment is generally determined on a collateral-dependent approach, except for accruing residential mortgage TDRs, which are generally on the discounted cash flow approach.

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the three months ended March 31, 2016 and 2015:

	2016			2015
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended March 31,
Residential mortgage:
First lien	1	$257	$0	1	$59	$59
	1	$257	$0	1	$59	$59
Certain loans modified during a period may no longer be outstanding at the end of the period if the loan was paid off.
The following table presents restructured loans, included in nonaccrual loans, that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2016 and 2015:

	2016		2015
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended March 31,
Residential mortgage:
First lien	0	$0	5	$323
	0	$0	5	$323
No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2016 and December 31, 2015:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2016
Commercial real estate:
Owner-occupied	$104,251	$184	$0	$0	$184	$2,029	$106,464
Non-owner occupied	146,986	59	0	0	59	7,686	154,731
Multi-family	37,439	0	0	0	0	225	37,664
Non-owner occupied residential	53,970	34	0	0	34	830	54,834
Acquisition and development:
1-4 family residential construction	7,270	0	0	0	0	0	7,270
Commercial and land development	42,241	1	0	0	1	3	42,245
Commercial and industrial	76,563	0	0	0	0	714	77,277
Municipal	62,302	0	0	0	0	0	62,302
Residential mortgage:
First lien	121,180	746	43	0	789	3,737	125,706
Home equity - term	16,478	0	0	1	1	99	16,578
Home equity - lines of credit	110,902	301	0	0	301	567	111,770
Installment and other loans	7,823	23	0	0	23	16	7,862
	$787,405	$1,348	$43	$1	$1,392	$15,906	$804,703
December 31, 2015
Commercial real estate:
Owner-occupied	$101,395	$74	$0	$0	$74	$2,109	$103,578
Non-owner occupied	137,545	0	0	0	0	7,856	145,401
Multi-family	34,876	0	0	0	0	233	35,109
Non-owner occupied residential	53,280	0	0	0	0	895	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	0	9,364
Commercial and land development	41,236	0	98	0	98	5	41,339
Commercial and industrial	72,846	24	21	0	45	734	73,625
Municipal	57,511	0	0	0	0	0	57,511
Residential mortgage:
First lien	120,119	1,844	44	0	1,888	4,015	126,022
Home equity - term	17,200	34	0	0	34	103	17,337
Home equity - lines of credit	109,740	286	91	24	401	590	110,731
Installment and other loans	7,488	16	0	0	16	17	7,521
	$762,600	$2,278	$254	$24	$2,556	$16,557	$781,713

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
Prior to December 31, 2015, the look back period for historical losses was 12 quarters, weighted one-half for the most recent four quarters, and one-quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Effective December 31, 2015, the Company extended the look back period to 16 quarters which will increase to 20 quarters through December 31, 2016. The extended period was on a prospective basis, more heavily weighted to the most recent four quarters. The look back period was extended as it was determined that a longer look back period is more consistent with the duration of an economic cycle. Management considers current economic, business, and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year in determining the look back period.
In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of March 31, 2016 and December 31, 2015, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:
Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Bank’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and the number of exceptions to loan policy, and supervisory loan to value exceptions, etc.
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
National and Local Economic Conditions – Ratios and factors considered include trends in the consumer price index (CPI), unemployment rates, housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition

Activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	33	(111)	37	4	(37)	45	102	147	(110)	0
Charge-offs	0	0	(21)	0	(21)	(244)	(64)	(308)	0	(329)
Recoveries	80	0	2	0	82	6	20	26	0	108
Balance, end of period	$7,996	$739	$1,030	$62	$9,827	$2,677	$179	$2,856	$664	$13,347
March 31, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(63)	(87)	(137)	(62)	(349)	494	15	509	(160)	0
Charge-offs	(66)	(22)	(26)	0	(114)	(201)	(20)	(221)	0	(335)
Recoveries	13	0	22	0	35	12	2	14	0	49
Balance, end of period	$9,346	$588	$665	$121	$10,720	$2,567	$116	$2,683	$1,058	$14,461
The following table summarizes the ending loan balances individually evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation for each at March 31, 2016 and December 31, 2015:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2016
Loans allocated by:
Individually evaluated for impairment	$10,771	$3	$714	$0	$11,488	$5,446	$16	$5,462	$0	$16,950
Collectively evaluated for impairment	342,922	49,512	76,563	62,302	531,299	248,608	7,846	256,454	0	787,753
	$353,693	$49,515	$77,277	$62,302	$542,787	$254,054	$7,862	$261,916	$0	$804,703
Allowance for loan losses allocated by:
Individually evaluated for impairment	$39	$0	$0	$0	$39	$103	$7	$110	$0	$149
Collectively evaluated for impairment	7,957	739	1,030	62	9,788	2,574	172	2,746	664	13,198
	$7,996	$739	$1,030	$62	$9,827	$2,677	$179	$2,856	$664	$13,347
December 31, 2015
Loans allocated by:
Individually evaluated for impairment	$11,093	$5	$734	$0	$11,832	$5,501	$17	$5,518	$0	$17,350
Collectively evaluated for impairment	327,170	50,698	72,891	57,511	508,270	248,589	7,504	256,093	0	764,363
	$338,263	$50,703	$73,625	$57,511	$520,102	$254,090	$7,521	$261,611	$0	$781,713
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$281	$8	$289	$0	$289
Collectively evaluated for impairment	7,883	850	1,012	58	9,803	2,589	113	2,702	774	13,279
	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2012.
The components of income tax expense for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Current year provision (benefit):
Federal	$(112)	$(15)
State	(2)	4
	(114)	(11)
Deferred tax expense
Federal	722	720
State	6	6
	728	726
Net income tax expense	$614	$715
The provision for income taxes includes $497,000 and $535,000 of applicable income tax expense related to net securities gains for the three months ended March 31, 2016 and 2015.
The components of the net deferred tax asset, included in other assets, are as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$5,078	$5,111
Deferred compensation	546	547
Retirement plans and salary continuation	1,865	1,824
Share-based compensation	417	343
Off balance sheet reserves	224	218
Nonaccrual loan interest	315	246
Goodwill	116	124
Bonus accrual	69	359
Low income housing credit carryforward	1,735	1,652
Alternative minimum tax credit carryforward	2,262	2,195
Charitable contribution carryforward	69	211
Net operating loss carryforward	3,798	4,431
Other	190	182
Total deferred tax assets	16,684	17,443
Deferred tax liabilities:
Depreciation	771	815
Net unrealized gains on securities available for sale	2,387	646
Mortgage servicing rights	699	669
Purchase accounting adjustments	336	352
Other	180	181
Total deferred tax liabilities	4,373	2,663
Net deferred tax asset	$12,311	$14,780
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.

As of March 31, 2016, the Company had charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2019, 2036 and 2032, respectively.
In assessing whether or not some or all of our deferred tax asset is more likely than not to be realized in the future, management considers all positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred tax assets would be realized, and that no valuation allowance was required at March 31, 2016 or December 31, 2015.
NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans, the purpose of which are to provide officers, employees, and non-employee members of the Board of Directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of March 31, 2016, 151,445 shares were available to be issued under the Plan.
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
A roll forward of the Company’s nonvested restricted shares for the three months ended March 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	197,381	$16.17
Granted	29,045	17.69
Forfeited	(1,083)	17.26
Vested	(2,500)	10.43
Nonvested shares, at period end	222,843	$16.43
For the three months ended March 31, 2016 and 2015, $237,000 and $131,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $83,000 and $46,000 for the respective periods. As of March 31, 2016 and December 31, 2015, the unrecognized compensation expense related to the stock awards were $2,495,000 and $2,293,000. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.0 years.
A roll forward of the Company’s outstanding stock options for the three months ended March 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	101,460	$28.72
Forfeited	(2,050)	26.54
Options outstanding and exercisable, at period end	99,410	$28.76

The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at March 31, 2016 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	35,674	4.15	$21.47
$25.00 - $29.99	2,792	4.01	25.76
$30.00 - $34.99	38,640	1.53	31.28
$35.00 - $37.59	22,304	1.25	36.44
$21.14 - $37.59	99,410	2.48	$28.76

The options outstanding and exercisable had no intrinsic value at March 31, 2016 and December 31, 2015 as each exercise price exceeded the market value.
The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries an opportunity to purchase stock of the Company. Under the employee stock purchase plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, up to the IRS limit, at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock, after making adjustments for stock dividends and a stock split, to be issued under the employee stock purchase plan. As of March 31, 2016, 189,877 shares were available to be issued under the employee stock purchase plan. Employees purchased 2,461 and 2,964 shares at a weighted average price of $16.57 and $15.74 for the three months ended March 31, 2016 and 2015. Compensation expense recognized on the employee stock purchase plan totaled $3,000 and $3,000 for the three months ended March 31, 2016 and 2015.
The Company uses a combination of issuing new shares or treasury shares to meet stock compensation exercises depending on market conditions.

NOTE 6. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
On January 19, 2016, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "Commission") that provides for up to an aggregate of $100,000,000, through the sale of common stock, preferred stock, warrants, debt securities, and units. To date, the Company has not issued any securities under this shelf registration.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2016 and December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.
Effective January 1, 2015, the Company and Bank became subject to final rules establishing a new comprehensive capital framework for U.S. banking organizations, including community banks (the "Basel III Capital Rules"), which substantially revised the risk-based capital requirements in comparison to the previously existing U.S. risk-based capital rules. The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) increased the minimum requirements for Tier 1 Capital ratio as well as the minimum levels to be considered well capitalized under prompt corrective action; (iii) and introduced the "capital conservation buffer”, designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer are subject to constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
As of March 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.
The Company and the Bank’s actual capital ratios as of March 31, 2016 and December 31, 2015, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$137,389	15.7%	$70,181	8.0%	n/a	n/a
Orrstown Bank	121,703	13.9%	70,133	8.0%	$87,666	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	126,352	14.4%	52,636	6.0%	n/a	n/a
Orrstown Bank	110,673	12.6%	52,599	6.0%	70,133	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	126,352	14.4%	39,477	4.5%	n/a	n/a
Orrstown Bank	110,673	12.6%	39,450	4.5%	56,983	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	126,352	9.8%	51,579	4.0%	n/a	n/a
Orrstown Bank	110,673	8.6%	51,609	4.0%	64,511	5.0%
December 31, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,562	15.8%	$68,078	8.0%	n/a	n/a
Orrstown Bank	118,671	14.0%	68,027	8.0%	$85,034	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	51,058	6.0%	n/a	n/a
Orrstown Bank	107,942	12.7%	51,021	6.0%	68,027	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	38,294	4.5%	n/a	n/a
Orrstown Bank	107,942	12.7%	38,265	4.5%	55,272	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	123,825	9.8%	50,684	4.0%	n/a	n/a
Orrstown Bank	107,942	8.5%	50,695	4.0%	63,368	5.0%

On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of March 31, 2016, 61,298 shares had been repurchased under the program at a total cost of $1,051,000, or $17.15 per share.
NOTE 7. EARNINGS PER SHARE
Earnings per share for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015

Net income	$2,580	$2,462
Weighted average shares outstanding (basic)	8,071	8,110
Impact of common stock equivalents	68	24
Weighted average shares outstanding (diluted)	8,139	8,134
Per share information:
Basic earnings per share	$0.32	$0.30
Diluted earnings per share	0.32	0.30
Stock options amounting to 99,000 and 130,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2016 and 2015 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

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

	Contract or Notional Amount
(Dollars in thousands)	March 31, 2016	December 31, 2015
Commitments to fund:
Revolving, open ended home equity loans	$115,813	$110,473
1-4 family residential construction loans	5,464	6,153
Commercial real estate, construction and land development loans	41,065	14,174
Commercial, industrial and other loans	87,971	84,480
Standby letters of credit	7,002	6,510
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of March 31, 2016 and December 31, 2015, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $519,000 and $472,000 at March 31, 2016 and December 31, 2015 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended March 31, 2016 and 2015, the amount expensed (recovered) was $47,000 and $(68,000).
The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program with limited recourse was $42,478,000 and $44,124,000 at March 31, 2016 and December 31, 2015, with limited recourse back to the Company on these loans of $8,199,000 and $8,230,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF Program or recovering amounts previously charged off, with a resulting net charge (recovery) of $(52,000) and $40,000 for the three months ended March 31, 2016 and 2015. These amounts, charged to other expenses represent an estimate of the Company’s loss under its recourse exposure.
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
The Company had no fair value liabilities measured on a recurring basis at March 31, 2016 and December 31, 2015. A summary of assets at March 31, 2016 and December 31, 2015, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2016
Securities available for sale:
U.S. Government Agencies	$0	$45,139	$0	$45,139
States and political subdivisions	0	129,181	0	129,181
U.S. Government Sponsored enterprises (GSE) residential mortgage-backed securities	0	130,775	0	130,775
GSE residential collateralized mortgage obligations (CMOs)	0	14,404	0	14,404
Private label CMOs	0	8,018	0	8,018
Total debt securities	0	327,517	0	327,517
Equity securities - financial services	0	73	0	73
Total securities	$0	$327,590	$0	$327,590

December 31, 2015
Securities available for sale:
U.S. Government Agencies	$0	$47,227	$0	$47,227
States and political subdivisions	0	125,961	0	125,961
GSE residential mortgage-backed securities	0	132,349	0	132,349
GSE residential collateralized mortgage obligations (CMOs)	0	15,843	0	15,843
GSE commercial CMOs	0	63,770	0	63,770
Private label CMOs	0	8,901	0	8,901
Total debt securities	0	394,051	0	394,051
Equity securities - financial services	0	73	0	73
Total securities	$0	$394,124	$0	$394,124
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans
The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). For discounted cash flow impairment measurement on residential mortgage loans, the Company discounts cash flows on a particular credit, utilizing a market rate of interest that adequately reflects the terms and conditions of the note, and the credit risk associated with it. Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the allowance for loan losses or partial charge-offs were $2,234,000 and $2,246,000 at March 31, 2016 and December 31, 2015. Changes in the fair value of impaired loans for those still held at March 31, considered in the determination as to the provision for loan losses, totaled $(5,000) and $862,000 for the three months ended March 31, 2016 and 2015.
Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at March 31, 2016 and December 31, 2015 were $168,000 and $129,000. Changes in the fair value of foreclosed real estate for those still held at March 31, charged to real estate expenses, totaled $51,000 and $0 for the three months ended March 31, 2016 and 2015.
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2016
Impaired loans	$4,850	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 60% discount
			Management adjustments for liquidation expenses	6% - 44% discount
Foreclosed real estate	265	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 20% discount
			Management adjustments for liquidation expenses	5% - 6% discount
December 31, 2015
Impaired loans	$4,757	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 70% discount
			Management adjustments for liquidation expenses	6% - 44% discount
Foreclosed real estate	175	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 20% discount
			Management adjustments for liquidation expenses	5% - 6% discount

A summary of assets at March 31, 2016 and December 31, 2015, measured at estimated fair value on a nonrecurring basis was as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2016
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$836	$836
Non-owner occupied	0	0	736	736
Multi-family	0	0	225	225
Non-owner occupied residential	0	0	507	507
Acquisition and development:
Commercial and land development	0	0	3	3
Residential mortgage:
First lien	0	0	2,340	2,340
Home equity - lines of credit	0	0	194	194
Installment and other loans	0	0	9	9
Impaired loans, net	$0	$0	$4,850	$4,850

Foreclosed real estate
Residential	$0	$0	$186	$186
Commercial and land development	0	0	79	79
Total foreclosed real estate	$0	$0	$265	$265
December 31, 2015
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$881	$881
Non-owner occupied	0	0	736	736
Multi-family	0	0	233	233
Non-owner occupied residential	0	0	570	570
Acquisition and development:
Commercial and land development	0	0	5	5
Residential mortgage:
First lien	0	0	2,094	2,094
Home equity - lines of credit	0	0	229	229
Installment and other loans	0	0	9	9
Impaired loans, net	$0	$0	$4,757	$4,757

Foreclosed real estate
Residential	$0	$0	$101	$101
Commercial and land development	0	0	74	74
Total foreclosed real estate	$0	$0	$175	$175

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
Short-Term Borrowings
The carrying amounts of federal funds purchased, borrowings under Repurchase Agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements.
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
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Financial Assets
Cash and due from banks	$12,281	$12,281	$12,281	$0	$0
Interest bearing deposits with banks	54,634	54,634	54,634	0	0
Restricted investments in bank stocks	6,270	n/a	n/a	n/a	n/a
Securities available for sale	327,590	327,590	0	327,590	0
Loans held for sale	3,499	3,595	0	3,595	0
Loans, net of allowance for loan losses	791,356	810,260	0	0	810,260
Accrued interest receivable	3,582	3,582	0	1,709	1,873
Financial Liabilities
Deposits	1,048,376	1,055,702	0	1,055,702	0
Short-term borrowings	62,693	62,693	0	62,693	0
Long-term debt	24,413	25,259	0	25,259	0
Accrued interest payable	376	376	0	376	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2015
Financial Assets
Cash and due from banks	$11,412	$11,412	$11,412	$0	$0
Interest bearing deposits with banks	16,928	16,928	16,928	0	0
Restricted investments in bank stocks	8,720	n/a	n/a	n/a	n/a
Securities available for sale	394,124	394,124	0	394,124	0
Loans held for sale	5,917	6,045	0	6,045	0
Loans, net of allowance for loan losses	768,145	776,067	0	0	776,067
Accrued interest receivable	3,845	3,845	0	2,257	1,588
Financial Liabilities
Deposits	1,032,167	1,032,265	0	1,032,265	0
Short-term borrowings	89,156	89,156	0	89,156	0
Long-term debt	24,495	25,357	0	25,357	0
Accrued interest payable	366	366	0	366	0
Off-balance sheet instruments	0	0	0	0	0

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
On February 25, 2016, the Court issued a scheduling Order directing: all defendants to file any motions to dismiss by March 18, 2016; SEPTA to file an omnibus opposition to defendants’ motions to dismiss by April 8, 2016; and all defendants to file reply briefs in support of their motions to dismiss by April 22, 2016. Defendants timely filed their motions to dismiss the second amended complaint and the parties filed their briefs in accordance with the Court-ordered schedule. The February 25, 2016 Order stays all discovery and other deadlines in the case (including the filing of SEPTA’s motion for class certification) pending the outcome of the motions to dismiss.
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
The Company, headquartered in Shippensburg, Pennsylvania, is a one bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, Orrstown Bank. At March 31, 2016, the Company had total assets of $1,287,279,000, total liabilities of $1,149,032,000 and total shareholders’ equity of $138,247,000.
The U.S. economy is in its seventh year of recovery from one of its longest and most severe economic recessions in recent history. The strength of the recovery has been modest by historical standards, with GDP growth struggling to sustain momentum above 2.0%. Unemployment continues to decline, however it remains to be seen if this will continue. Corporate profitability for publicly traded companies has been declining for a few quarters and historically this has led to cutbacks in business investment and employment. In addition, most of the rest of the world's economies appear to be in a recession or experiencing decelerating growth which has resulted in volatile markets. Although the dollar strengthened significantly in 2014 and 2015, the dollar weakened somewhat in the first quarter of 2016. This has led to a mild increase in commodity prices. The Federal Reserve paused their plans to tighten monetary policy due to the increased uncertainty.
Caution About Forward Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting management’s current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions; and other risks and uncertainties, including those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and this Quarterly Report on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.
The following is a discussion of our consolidated financial condition at March 31, 2016 and results of operations for the three months ended March 31, 2016 and 2015. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
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
The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify its judgment in this regard, from one period to another, should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred taxes would be realized.
Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2016 COMPARED TO QUARTER ENDED MARCH 31, 2015
Summary
The Company recorded net income of $2,580,000 for the three months ended March 31, 2016 compared to net income of $2,462,000 for the same period in 2015. Diluted EPS for the three months ended March 31, 2016 were $0.32, compared to $0.30 for the three months ended March 31, 2015. Net interest income of $8,650,000 was $335,000 higher for the three months ended March 31, 2016 than in the same period of 2015. This improvement occurred as average loans increased by $82,455,000 between the two periods with average loans outstanding totaling $795,785,000 for the three months ended March 31, 2016, an 11.6% increase as compared to the same period in 2015.
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
For the three months ended March 31, 2016, net interest income measured on a fully tax equivalent basis increased $538,000 to $9,157,000 from $8,619,000 in the corresponding period in 2015. The primary reason for the increase in net interest income was a 9.4% increase in interest earning assets, offset partially by a higher average in interest bearing liabilities and higher cost of funds on them.
Interest income earned on loans increased $660,000 from $7,601,000 for the quarter ended March 31, 2015 to $8,261,000 for the same period in 2016. The primary reason for the increase was growth in the average loan balance from $713,330,000 for the three months ended March 31, 2015 to $795,785,000 for the same period in 2016, offset partially by a 14 basis point decrease in yield on the loans. Loan yields declined despite a 25 basis point increase in short-term rates in the fourth quarter of 2015 due to proceeds received from loan paydowns and payoffs being reinvested in lower interest rates due to competitive market conditions.
Securities interest income increased $237,000 to $2,142,000 for the three months ended March 31, 2016, from $1,905,000 for the same period in 2015. The average balance on securities has increased from $356,635,000 for the three months ended

March 31, 2015 to $363,614,000 for the same period in 2016. The increase in interest income on securities was also positively affected by higher tax equivalent yields earned, which averaged 2.37% in 2016 compared to 2.17% for the same period in 2015. The increase in short-term interest rates in the fourth quarter of 2015 favorably impacted yields earned 2016.
Interest expense on deposits and borrowings for the three months ended March 31, 2016 was $1,311,000, an increase of $398,000, from $913,000 in the same period in 2015. Our ability to attract new deposits allowed for an increase in average deposits, and in particular, time deposits. The Company’s cost of funds on interest-bearing liabilities has increased to 0.52% for the three months ended March 31, 2016 from 0.40% for the same period in 2015. The higher rate paid was primarily for intermediate term brokered deposits that were acquired in the latter half of 2015 to protect the bank’s earnings from a rising rate environment.
The Company’s net interest spread of 2.98% decreased 14 basis points for the three months ended March 31, 2016 as compared to the same period in 2015. Net interest margin for the three months ended March 31, 2016 was 3.06%, a 12 basis point decrease from 3.18% for the three months ended March 31, 2015. Maturing loan proceeds were generally reinvested at lower rates due to competitive market conditions. Lowering rates on interest bearing liabilities was not feasible, as they are generally more influenced by changes in short term interest rates.
The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the three months ended March 31, 2016 and 2015:

	March 31, 2016			March 31, 2015
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$43,242	$65	0.60%	$29,569	$26	0.36%
Securities	363,614	2,142	2.37	356,635	1,905	2.17
Loans	795,785	8,261	4.18	713,330	7,601	4.32
Total interest-earning assets	1,202,641	10,468	3.50	1,099,534	9,532	3.52
Other assets	94,292			81,698
Total	$1,296,933			$1,181,232
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$521,442	$252	0.19	$504,387	$220	0.18
Savings deposits	87,702	35	0.16	87,665	34	0.16
Time deposits	304,800	852	1.12	235,049	523	0.90
Short term borrowings	76,342	66	0.35	78,370	60	0.31
Long term debt	24,459	106	1.74	16,112	76	1.91
Total interest bearing liabilities	1,014,745	1,311	0.52	921,583	913	0.40
Non-interest bearing demand deposits	133,214			118,866
Other	13,206			11,166
Total Liabilities	1,161,165			1,051,615
Shareholders’ Equity	135,768			129,617
Total	$1,296,933			$1,181,232
Net interest income (FTE)/net interest spread		9,157	2.98%		8,619	3.12%
Net interest margin			3.06%			3.18%
Tax-equivalent adjustment		(507)			(304)
Net interest income		$8,650			$8,315

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Provision for Loan Losses
The Company recorded no provision for loan losses for the three months ended March 31, 2016, and 2015. In determining the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses, as noted in the "Asset Quality" section. For both periods presented, favorable historical charge-off data combined with stable economic and market conditions has resulted in the determination that no additional provision for loan losses were required to offset net charge-offs. Further, no additional reserves were needed on impaired loans, or for loan growth experienced during the three months ended March 31, 2016 and 2015.
See further discussion in the “Allowance for Loan Losses” section.
Noninterest Income
Noninterest income, excluding securities gains, totaled $4,245,000 for the three months ended March 31, 2016, compared to $3,839,000 for the same period in 2015. Several factors contributed to the net change in noninterest income, excluding security gains, for the first three months of 2016 compared to the same period in 2015, as noted below.

•
The Company experienced an increase in service charges on deposit accounts of $110,000 for the three months ended March 31, 2016 to $1,303,000 compared to the corresponding period in 2015, due principally to revenues generated from new product offerings and higher interchange fees associated with increased usage.

•
Trust department and brokerage income was $1,785,000 for the three months ended March 31, 2016, an increase of $101,000, or 6.0% from the same period in 2015. Revenues were favorably impacted in 2016 by the recognition of several estate fees, which resulted in volatility between periods.

•
Favorable real estate and interest rate market conditions led to the increases in mortgage banking revenues, which generated income of $642,000 for the three months ended March 31, 2016, compared to $520,000 for the corresponding period in 2015.

•
Earnings on life insurance totaled $268,000 for the three months ended March 31, 2016, an increase of $39,000, or 17.0%, over the same period in 2015, due principally to additional life insurance purchased in 2015 to fund a new compensation arrangement.

Securities gains totaled $1,420,000 for the three months ended March 31, 2016 compared to $1,529,000 for the same period in 2015. For all periods, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to accelerate earnings on securities through gains, while also meeting the funding requirements of lending activity.
Noninterest Expenses
Noninterest expenses totaled $11,121,000 for the three months ended March 31, 2016, compared to $10,506,000 for the corresponding prior year period. The changes in certain components of noninterest expenses for the three months ended March 31, 2016 and 2015, are described below.

•
Salaries and employee benefits increased $283,000 or 4.8%, from $5,900,000 for the three months ended March 31, 2015 to $6,183,000 for the same period in 2016. The higher expenses in 2016 were due to merit increases, additional employees, as well as higher costs associated with incentive based compensation as additional share-based awards were granted and the prior year's awards had a full quarters' worth of expense in 2016.

•
Occupancy expense of $526,000 for the three months ended March 31, 2016 represented a decrease of $98,000 from the same period in 2015, due in part to more favorable weather conditions, and less snow removal services in 2016 compared to the prior year.

•
Data processing costs of $635,000 for the three months ended March 31, 2016, increased $124,000 compared to $511,000 for the same period in 2015. The increase in costs is reflective of overall higher volumes and costs associated with new and more sophisticated product and service offerings.

•
Advertising and bank promotion expense increased from $245,000 for the three months ended March 31, 2015 to $456,000 for corresponding period in 2016, due primarily to $100,000 of incremental educational improvement tax credit ("EITC") contributions that carried over to the first quarter of 2016, and increased advertising and promotion expenditures as we continue to promote the Orrstown brand in the markets we presently serve.

•
Directors' compensation totaled $231,000 for the three months ended March 31, 2016, a 47.1% increase over $157,000 for the same period in 2015. The increase is principally due to an increase in directors' compensation that resulted from the issuance of restricted stock in May 2015 that had a full quarter of expense totaling $43,000 in 2016 with no corresponding expense in 2015. The remainder of the increase is attributable to two new directors added in 2016, and related compensation paid to them for their services.

•
Taxes, other than income, decreased $71,000 from $226,000 for the three months ended March 31, 2015 to $155,000 for the three months ended March 31, 2016. As a result of the incremental EITC contributions made in the first quarter of 2016, a corresponding $90,000 credit was recognized on our Bank Shares Tax liability, and reduced the tax expense for the period.

•
Other operating expenses of $914,000 for the three months ended March 31, 2016 represented a $140,000 increase over the $774,000 expensed in the corresponding period in 2015. Included in this category is an increase of $115,000 in the provision for off-balance sheet reserves on loans that have been committed to borrowers, but not funded. The growth in commitments to fund loans has been consistent with growth we have seen in our loan portfolio.

The Company’s efficiency ratio improved slightly for the three months ended March 31, 2016 to 82.6%, compared to 83.8% for the same period in 2015. The improvement in the ratio was primarily the result of the increase in net interest income and noninterest income exceeding the increase in noninterest expenses. The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization and other real estate income and expenses.
Income Tax Expense
Income tax expense totaled $614,000, or an effective tax rate of 19.2% for the three months ended March 31, 2016, compared to $715,000, or 22.5% of pre-tax earnings, for the three months ended March 31, 2015. The Company’s effective tax rate is significantly less than the federal statutory rate of 35.0% principally due to tax-free income, including interest earned on tax-free loans and securities, and earnings on the cash surrender value of life insurance policies. The lower effective tax rate for the three months ended March 31, 2016 compared to the same period in 2015 is the result of a larger percentage of pre-tax income being tax-free, combined with additional federal income tax credits in the current year’s results.

FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale as a tool for managing interest rate risk to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of March 31, 2016, securities available for sale were $327,590,000, a decrease of $66,534,000, from December 31, 2015’s balance of $394,124,000. As a result of interest rate market conditions, the Company liquidated its government sponsored enterprise commercial mortgage obligations portfolio with an amortized cost of $63,598,000, and fair value of $63,770,000 at December 31, 2015, at a net gain of $1,420,000, and used the proceeds to fund loan demand, including liquidity for loans that will fund after the end of the quarter.
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
The loan portfolio, excluding residential loans held for sale, broken out by classes as of March 31, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial real estate:
Owner-occupied	$106,464	$103,578
Non-owner occupied	154,731	145,401
Multi-family	37,664	35,109
Non-owner occupied residential	54,834	54,175
Acquisition and development:
1-4 family residential construction	7,270	9,364
Commercial and land development	42,245	41,339
Commercial and industrial	77,277	73,625
Municipal	62,302	57,511
Residential mortgage:
First lien	125,706	126,022
Home equity - term	16,578	17,337
Home equity - lines of credit	111,770	110,731
Installment and other loans	7,862	7,521
	$804,703	$781,713
The loan portfolio at March 31, 2016 of $804,703,000 reflected an increase of $22,990,000, or 2.9%, from $781,713,000 at December 31, 2015. Growth was experienced in nearly all loan segments from December 31, 2015 to March 31, 2016, with the largest increase coming in the commercial real estate segment, which grew by $15,430,000, representing two-thirds of the total loan growth. The Company’s increased sales efforts and additional relationship managers have resulted in growth, as we capitalize on disruption in the market that has been caused by the acquisition of some of the competitors in the markets served by larger institutions.
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
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of March 31, 2016, December 31, 2015 and March 31, 2015. Relevant asset quality ratios are also presented.

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccrual loans (cash basis)	$15,906	$16,557	$13,888
Other real estate (OREO)	495	710	1,431
Total nonperforming assets	16,401	17,267	15,319
Restructured loans still accruing	1,044	793	1,096
Loans past due 90 days or more and still accruing	1	24	0
Total risk assets	$17,446	$18,084	$16,415
Loans 30-89 days past due	$1,391	$2,532	$1,631
Asset quality ratios:
Nonaccrual loans to loans	1.98%	2.12%	1.91%
Nonperforming assets to assets	1.27%	1.34%	1.29%
Total nonperforming assets to total loans and OREO	2.04%	2.21%	2.10%
Total risk assets to total loans and OREO	2.17%	2.31%	2.25%
Total risk assets to total assets	1.36%	1.40%	1.38%
Allowance for loan losses to total loans	1.66%	1.74%	1.99%
Allowance for loan losses to nonaccrual loans	83.91%	81.95%	104.13%
Allowance for loan losses to nonaccrual and restructured loans still accruing	78.74%	78.20%	96.51%

Risk assets, defined as nonaccrual loans, restructured loans, loans past due 90 days or more and still accruing, and other real estate owned, totaled $17,446,000 at March 31, 2016, a decrease of $638,000, or 3.5%, from the balance at December 31, 2015 of $18,084,000, and an increase of $1,031,000, or 6.3% from March 31, 2015. In efforts by Company personnel to work through risk assets in order to reduce the risk of future credit losses in the portfolio, one relationship totaling $6,692,000 was identified in the third quarter of 2015 with potential weaknesses, and was moved to nonaccrual status. In connection with the evaluation of this impaired loan, it was determined that the Company was adequately secured, and no reserve allocation or partial charge-off was required at this time. The Company continues to work through risk assets in order to reduce the level of nonperforming assets and the risk of future credit losses.

A further breakdown of impaired loans at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$2,029	$0	$2,029	$2,109	$0	$2,109
Non-owner occupied	7,686	0	7,686	7,856	0	7,856
Multi-family	225	0	225	233	0	233
Non-owner occupied residential	830	0	830	895	0	895
Acquisition and development
Commercial and land development	3	0	3	5	0	5
Commercial and industrial	714	0	714	734	0	734
Residential mortgage:
First lien	3,737	1,044	4,781	4,015	793	4,808
Home equity - term	99	0	99	103	0	103
Home equity - lines of credit	567	0	567	590	0	590
Installment and other loans	16	0	16	17	0	17
	$15,906	$1,044	$16,950	$16,557	$793	$17,350
As of March 31, 2016, the Company had 83 lending relationships with loans that were considered impaired, and were included in the impaired loan balance of $16,950,000, compared to 84 lending relationships with an impaired loan balance of $17,350,000 at December 31, 2015. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
March 31, 2016
Relationships greater than $1,000,000	1	$6,393	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,416	620	0
Relationships greater than $250,000 but less than $500,000	6	2,603	120	40
Relationships less than $250,000	74	6,538	1,345	109
	83	$16,950	$2,085	$149
December 31, 2015
Relationships greater than $1,000,000	1	$6,542	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,578	475	164
Relationships greater than $250,000 but less than $500,000	7	2,659	188	0
Relationships less than $250,000	74	6,571	1,294	125
	84	$17,350	$1,957	$289
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
Of the relationships deemed to be impaired at March 31, 2016, one had an outstanding book balance in excess of $1,000,000. Seventy-four (74) of the relationships, or 89% of the total number of impaired relationships, have recorded balances less than $250,000, which reduces the likelihood of a large loss on one particular loan.
The largest impaired loan relationship, with an outstanding loan balance of $6,616,000 migrated to impaired status during the third quarter of 2015. Despite the loan being current as to both principal and interest, the Company moved this loan secured by non-owner occupied commercial property to impaired status as the long-term revenue stream and the guarantors'

ability to keep the loan current have weakened. The Company believes the loan is well secured, and no loss is anticipated at this time.
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of March 31, 2016. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance of $495,000 consists of nine properties owned by the Company, five of which were commercial properties and totaled $155,000, and four residential properties that totaled $340,000. All properties have carrying values of $130,000 or less and are carried at the lower of cost or fair value, less costs to dispose.
As of March 31, 2016, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.
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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2016
Commercial real estate:
Owner-occupied	$98,959	$1,771	$3,705	$2,029	$0	$106,464
Non-owner occupied	134,518	12,419	108	7,686	0	154,731
Multi-family	34,863	1,763	813	225	0	37,664
Non-owner occupied residential	51,490	1,282	1,231	792	39	54,834
Acquisition and development:
1-4 family residential construction	7,270	0	0	0	0	7,270
Commercial and land development	41,105	215	922	3	0	42,245
Commercial and industrial	74,651	1,352	560	714	0	77,277
Municipal	62,302	0	0	0	0	62,302
Residential mortgage:
First lien	120,882	0	44	4,780	0	125,706
Home equity - term	16,478	0	1	99	0	16,578
Home equity - lines of credit	110,850	251	102	567	0	111,770
Installment and other loans	7,846	0	0	9	7	7,862
	$761,214	$19,053	$7,486	$16,904	$46	$804,703
December 31, 2015
Commercial real estate:
Owner-occupied	$96,715	$1,124	$3,630	$2,109	$0	$103,578
Non-owner occupied	125,043	12,394	108	7,856	0	145,401
Multi-family	31,957	1,779	1,140	233	0	35,109
Non-owner occupied residential	50,601	1,305	1,374	895	0	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	9,364
Commercial and land development	40,181	219	934	5	0	41,339
Commercial and industrial	70,967	1,380	544	734	0	73,625
Municipal	57,511	0	0	0	0	57,511
Residential mortgage:
First lien	121,214	0	0	4,808	0	126,022
Home equity - term	17,234	0	0	103	0	17,337
Home equity - lines of credit	109,731	230	180	590	0	110,731
Installment and other loans	7,504	0	0	17	0	7,521
	$738,022	$18,431	$7,910	$17,350	$0	$781,713
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

Activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	33	(111)	37	4	(37)	45	102	147	(110)	0
Charge-offs	0	0	(21)	0	(21)	(244)	(64)	(308)	0	(329)
Recoveries	80	0	2	0	82	6	20	26	0	108
Balance, end of period	$7,996	$739	$1,030	$62	$9,827	$2,677	$179	$2,856	$664	$13,347
March 31, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(63)	(87)	(137)	(62)	(349)	494	15	509	(160)	0
Charge-offs	(66)	(22)	(26)	0	(114)	(201)	(20)	(221)	0	(335)
Recoveries	13	0	22	0	35	12	2	14	0	49
Balance, end of period	$9,346	$588	$665	$121	$10,720	$2,567	$116	$2,683	$1,058	$14,461
The allowance for loan losses totaled $13,347,000 at March 31, 2016, a decrease of $221,000 from $13,568,000 at December 31, 2015, due to net charge-offs for the period. The allowance for loan losses to nonaccrual loans totaled 83.9% at March 31, 2016 compared to 82.0% at December 31, 2015, and the allowance for loan losses to nonaccrual loans and restructured loans still accruing totaled 78.7% at March 31, 2016, compared to 78.2% at December 31, 2015. Management believes the allowance for loan losses to total loans ratio remains adequate at 1.66% as of March 31, 2016. Classified loans, defined as loans rated substandard, doubtful or loss, totaled $24,436,000 at March 31, 2016, or approximately 3.0% of total loans outstanding, and decreased from $25,260,000 at December 31, 2015, or 3.2% of loans outstanding.
Net charge-offs were $221,000 for the three months ended March 31, 2016, compared to $286,000 for the same period in 2015, resulting in a ratio of annualized net charge-offs to average loans outstanding of 0.11% for the three months ended March 31, 2016 and 0.16% for the same period in 2015. Favorable historical charge-off data combined with stable economic and market conditions has resulted in the determination that no additional provision for loan losses were required to offset net charge-offs and no additional reserves were needed on impaired loans or for loan growth experienced during both periods, as more fully discussed in the "Provision for Loan Losses" section in this Management and Discussion and Analysis.

The following summarizes the ending loan balances individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan losses allocation for each at March 31, 2016 and December 31, 2015.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2016
Loans allocated by:
Individually evaluated for impairment	$10,771	$3	$714	$0	$11,488	$5,446	$16	$5,462	$0	$16,950
Collectively evaluated for impairment	342,922	49,512	76,563	62,302	531,299	248,608	7,846	256,454	0	787,753
	$353,693	$49,515	$77,277	$62,302	$542,787	$254,054	$7,862	$261,916	$0	$804,703
Allowance for loan losses allocated by:
Individually evaluated for impairment	$39	$0	$0	$0	$39	$103	$7	$110	$0	$149
Collectively evaluated for impairment	7,957	739	1,030	62	9,788	2,574	172	2,746	664	13,198
	$7,996	$739	$1,030	$62	$9,827	$2,677	$179	$2,856	$664	$13,347
December 31, 2015
Loans allocated by:
Individually evaluated for impairment	$11,093	$5	$734	$0	$11,832	$5,501	$17	$5,518	$0	$17,350
Collectively evaluated for impairment	327,170	50,698	72,891	57,511	508,270	248,589	7,504	256,093	0	764,363
	$338,263	$50,703	$73,625	$57,511	$520,102	$254,090	$7,521	$261,611	$0	$781,713
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$281	$8	$289	$0	$289
Collectively evaluated for impairment	7,883	850	1,012	58	9,803	2,589	113	2,702	774	13,279
	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568

The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at March 31, 2016 and December 31, 2015. In addition to the reserve allocations on impaired loans noted above, 21 loans, with aggregate outstanding general ledger principal balances of $3,841,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $2,085,000 at March 31, 2016. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the allowance for loan losses reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased from $774,000 at December 31, 2015 to $664,000 at March 31, 2016 and represents 5.0% of the entire allowance for loan losses balance at March 31, 2016.
While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits
Total deposits were $1,048,376,000 at March 31, 2016, an increase of $16,209,000, or 1.6%, from $1,032,167,000 at December 31, 2015. Non-interest bearing deposits comprised the majority of the increase, and totaled $146,094,000 at March 31, 2016. The Company has been able to gather additional non-interest bearing deposits as it increases it commercial relationships. The additional deposits that the Company obtained in the first quarter of 2016 were used to pay down short-term borrowings.
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
Shareholders’ equity totaled $138,247,000 at March 31, 2016, an increase of $5,186,000 or 3.9%, from $133,061,000 at December 31, 2015. This increase was primarily the result of an increase in accumulated other comprehensive income, net of taxes of $3,235,000 and net income of $2,580,000 for the three months ended March 31, 2016, offset by dividends declared on common stock of $664,000.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2016 and December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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
Under the Basel III Capital Rules, the Company and Bank took the one-time option to permanently opt out of the requirement to include most components of accumulated other comprehensive income ("AOCI"), including unrealized gains or losses on certain securities available for sale, in regulatory capital. The Company and Bank made the one-time permanent election to opt out, with the result that most AOCI items will be excluded from regulatory capital.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of March 31, 2016, $7,255,000 of the Company's deferred tax asset was disallowed for Tier 1, CET1 and Total risk based capital, as it relates to operating loss and tax credit carryforwards which are not permissible as capital under Basel III Capital Rules.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories from the four categories of the previous capital standards (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Significant provisions of the Basel III Capital Rules that impact the Company's capital calculations include, among other things:

•
Restricting the amount of deferred tax assets that can be included in CET1 capital with assets relating to net operating loss and credit carry forwards being excluded, and a 10% - 15% limitation on deferred tax assets arising from temporary differences that cannot be realized through net operating loss carry backs.

•	Applying a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due or in nonaccrual status; and

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable.
The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of March 31, 2016, $2,902,000 of the allowance for credit losses was excluded from Tier 2 capital.

Regulatory Capital. As of March 31, 2016 and December 31, 2015, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of March 31, 2016 and December 31, 2015 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$137,389	15.7%	$70,181	8.0%	n/a	n/a
Orrstown Bank	121,703	13.9%	70,133	8.0%	$87,666	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	126,352	14.4%	52,636	6.0%	n/a	n/a
Orrstown Bank	110,673	12.6%	52,599	6.0%	70,133	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	126,352	14.4%	39,477	4.5%	n/a	n/a
Orrstown Bank	110,673	12.6%	39,450	4.5%	56,983	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	126,352	9.8%	51,579	4.0%	n/a	n/a
Orrstown Bank	110,673	8.6%	51,609	4.0%	64,511	5.0%
December 31, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,562	15.8%	$68,078	8.0%	n/a	n/a
Orrstown Bank	118,671	14.0%	68,027	8.0%	$85,034	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	51,058	6.0%	n/a	n/a
Orrstown Bank	107,942	12.7%	51,021	6.0%	68,027	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	38,294	4.5%	n/a	n/a
Orrstown Bank	107,942	12.7%	38,265	4.5%	55,272	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	123,825	9.8%	50,684	4.0%	n/a	n/a
Orrstown Bank	107,942	8.5%	50,695	4.0%	63,368	5.0%
As noted above, the Bank’s capital ratios exceed the regulatory minimums to be considered well capitalized under applicable banking regulations. The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented above, the Company must maintain a capital conservation buffer as discussed above. As of the March 31, 2016, the Company's capital conservation buffer, based on the most restrictive capital ratio, is 7.66%, well above the phase in requirements of 0.625% for December 31, 2016.
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

On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which Orrstown Financial Services, Inc. may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of March 31, 2016, 61,298 shares had been repurchased under the program at a total cost of $1,051,000, or $17.15 per share.

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
The simulation analysis results are presented in Table 3a. These results, as of March 31, 2016, indicate that the Company would expect net interest income to decrease over the next twelve months by 2.1% assuming a downward shock in market interest rates of 1.00%, and to increase by 2.2% assuming an upward shock of 2.00%. A decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.
Earnings at risk simulations for March 31, 2016, exhibited greater sensitivity to rising interest rates and similar sensitivity in a declining rate environment, and asset/liability management strategies were taken in the first quarter of 2016 that resulted in a reduction of the Company's risk in an upward interest rate environment.
Value at Risk
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
The net present value analysis results are presented in Table 3b. These results, as of March 31, 2016, indicate that the net present value would increase 0.8% assuming a downward shift in market interest rates of 1.00% and increase 6.1% if interest rates shifted up 2.00% in the same manner, and indicates the Company would be positioned better in rises in interest rates than it would if interest rates fell.

Table 3a - Earnings at Risk			Table 3b - Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	March 31, 2016	December 31, 2015	Change in Market Interest Rates	March 31, 2016	December 31, 2015

(100)	(2.1%)	(1.4%)	(100)	0.8%	1.8%
100	0.7%	(1.2%)	100	3.6%	0.5%
200	2.2%	(1.8%)	200	6.1%	0.0%
Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of March 31, 2016, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On February 25, 2016, the Court issued a scheduling Order directing: all defendants to file any motions to dismiss by March 18, 2016; SEPTA to file an omnibus opposition to defendants’ motions to dismiss by April 8, 2016; and all defendants to file reply briefs in support of their motions to dismiss by April 22, 2016. Defendants timely filed their motions to dismiss the second amended complaint and the parties filed their briefs in accordance with the Court-ordered schedule, above. The February 25, 2016 Order stays all discovery and other deadlines in the case (including the filing of SEPTA’s motion for class certification) pending the outcome of the motions to dismiss.
The Company believes that the allegations of SEPTA’s second amended complaint are without merit and intends to vigorously defend itself against those claims.
Given that the litigation is still in the pleading stage, it is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents the Company's monthly repurchases of its common stock during the quarter ended March 31, 2016:

	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2016 to January 31, 2016	2,488	$17.46	2,488	366,435

February 1, 2016 to February 29, 2016	4,056	17.22	4,056	362,379

March 1, 2016 to March 31, 2016	7,677	17.17	7,677	354,702
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
The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of March 31, 2016, 61,298 shares had been repurchased under the program at a total cost of $1,051,000, or $17.15 per share.
The Company did not sell any unregistered securities during the quarter ended March 31, 2016.

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
(Principal Financial Officer)

Date: May 6, 2016

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