Form 10-Q
period 2016-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2016-08-05
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Number of shares outstanding of the registrant’s Common Stock as of July 29, 2016: 8,280,866.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$12,940	$11,412
Interest bearing deposits with banks	50,709	16,928
Cash and cash equivalents	63,649	28,340
Restricted investments in bank stocks	5,780	8,720
Securities available for sale	324,540	394,124
Loans held for sale	6,627	5,917
Loans	831,933	781,713
Less: Allowance for loan losses	(13,440)	(13,568)
Net loans	818,493	768,145
Premises and equipment, net	31,379	23,960
Cash surrender value of life insurance	31,653	31,224
Intangible assets	132	207
Accrued interest receivable	3,759	3,845
Other assets	25,341	28,334
Total assets	$1,311,353	$1,292,816
Liabilities
Deposits:
Non-interest bearing	$147,680	$131,390
Interest bearing	940,289	900,777
Total deposits	1,087,969	1,032,167
Short-term borrowings	43,393	89,156
Long-term debt	24,331	24,495
Accrued interest and other liabilities	14,621	13,937
Total liabilities	1,170,314	1,159,755
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,357,941 and 8,320,479 shares issued; 8,276,866 and 8,272,591 shares outstanding	437	435
Additional paid - in capital	124,807	124,317
Retained earnings	9,787	7,939
Accumulated other comprehensive income	7,421	1,199
Treasury stock—common, 81,075 and 47,888 shares, at cost	(1,413)	(829)
Total shareholders’ equity	141,039	133,061
Total liabilities and shareholders’ equity	$1,311,353	$1,292,816
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest and dividend income
Interest and fees on loans	$8,384	$7,749	$16,375	$15,076
Interest and dividends on investment securities
Taxable	1,368	1,660	2,832	3,480
Tax-exempt	441	142	882	197
Short-term investments	79	17	144	43
Total interest and dividend income	10,272	9,568	20,233	18,796
Interest expense
Interest on deposits	1,191	780	2,330	1,557
Interest on short-term borrowings	25	81	91	141
Interest on long-term debt	105	109	211	185
Total interest expense	1,321	970	2,632	1,883
Net interest income	8,951	8,598	17,601	16,913
Provision for loan losses	0	0	0	0
Net interest income after provision for loan losses	8,951	8,598	17,601	16,913
Noninterest income
Service charges on deposit accounts	1,372	1,299	2,675	2,492
Other service charges, commissions and fees	289	265	449	438
Trust department income	1,188	1,198	2,524	2,445
Brokerage income	577	548	1,026	985
Mortgage banking activities	727	793	1,369	1,313
Earnings on life insurance	270	233	538	462
Other income	114	194	201	234
Investment securities gains	0	353	1,420	1,882
Total noninterest income	4,537	4,883	10,202	10,251
Noninterest expenses
Salaries and employee benefits	6,312	6,158	12,495	12,058
Occupancy expense	592	562	1,118	1,186
Furniture and equipment	748	763	1,534	1,506
Data processing	519	526	1,154	1,037
Telephone and communication	190	171	366	361
Automated teller and interchange fees	237	215	398	421
Advertising and bank promotions	355	324	811	569
FDIC insurance	223	184	455	430
Legal fees	225	476	406	689
Other professional services	345	344	684	643
Directors compensation	257	170	488	327
Collection and problem loan	96	102	148	198
Real estate owned expenses	58	49	101	74
Taxes other than income	253	226	408	452
Intangible asset amortization	24	54	75	105
Legal reserve	1,000	0	1,000	0
Other operating expenses	1,124	1,334	2,038	2,108
Total noninterest expenses	12,558	11,658	23,679	22,164
Income before income taxes	930	1,823	4,124	5,000
Income tax expense	252	321	866	1,036
Net income	$678	$1,502	$3,258	$3,964
Per share information:
Basic earnings per share	$0.08	$0.19	$0.40	$0.49
Diluted earnings per share	0.08	0.18	0.40	0.49
Dividends per share	0.09	0.07	0.17	0.07
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net income	$678	$1,502	$3,258	$3,964
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	4,596	(3,918)	10,992	605
Reclassification adjustment for gains realized in net income	0	(353)	(1,420)	(1,882)
Net unrealized gains (losses)	4,596	(4,271)	9,572	(1,277)
Tax effect	(1,609)	1,494	(3,350)	446
Total other comprehensive income (loss), net of tax and reclassification adjustments	2,987	(2,777)	6,222	(831)
Total comprehensive income (loss)	$3,665	$(1,275)	$9,480	$3,133
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Six Months Ended June 30, 2016 and 2015
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2015	$430	$123,392	$1,887	$1,576	$(20)	$127,265
Net income	0	0	3,964	0	0	3,964
Total other comprehensive income (loss), net of taxes	0	0	0	(831)	0	(831)
Cash dividends ($0.07 per share)	0	0	(579)	0	0	(579)
Stock-based compensation plans:
Issuance of stock (55,417 shares), including compensation expense of $291	6	347	0	0	0	353
Issuance of stock through dividend reinvestment plan (5,239 shares)	0	90	0	0	0	90
Balance, June 30, 2015	$436	$123,829	$5,272	$745	$(20)	$130,262

Balance, January 1, 2016	$435	$124,317	$7,939	$1,199	$(829)	$133,061
Net income	0	0	3,258	0	0	3,258
Total other comprehensive income, net of taxes	0	0	0	6,222	0	6,222
Cash dividends ($0.17 per share)	0	0	(1,410)	0	0	(1,410)
Stock-based compensation plans:
Issuance of stock (37,462 shares), including compensation expense of $496	2	494	0	0	0	496
Issuance of treasury stock (2,461 shares), including compensation expense of $3	0	(4)	0	0	47	43
Acquisition of treasury stock (35,648 shares)	0	0	0	0	(631)	(631)
Balance, June 30, 2016	$437	$124,807	$9,787	$7,421	$(1,413)	$141,039
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net income	$3,258	$3,964
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	2,577	3,027
Depreciation and amortization	1,458	1,463
Provision for loan losses	0	0
Stock-based compensation	499	291
Gain on sales of loans originated for sale	(1,164)	(1,099)
Mortgage loans originated for sale	(44,052)	(41,052)
Proceeds from sales of loans originated for sale	44,237	40,987
Net gain on disposal of other real estate owned	(92)	(173)
Writedown of other real estate owned	95	0
Net loss on disposal of premises and equipment	46	0
Deferred income taxes	743	987
Investment securities gains	(1,420)	(1,882)
Earnings on cash surrender value of life insurance	(538)	(462)
Decrease (increase) in accrued interest receivable	86	(262)
Increase (decrease) in accrued interest payable and other liabilities	684	(184)
Other, net	(1,045)	(688)
Net cash provided by operating activities	5,372	4,917
Cash flows from investing activities
Proceeds from sales of available for sale securities	64,743	60,594
Maturities, repayments and calls of available for sale securities	13,258	16,712
Purchases of available for sale securities	0	(79,965)
Net (investment) redemptions of restricted investments in bank stocks	2,940	(849)
Net increase in loans	(50,762)	(48,288)
Purchases of bank premises and equipment	(8,585)	(683)
Improvements to other real estate owned	(39)	0
Proceeds from disposal of other real estate owned	508	847
Net cash provided by (used in) investing activities	22,063	(51,632)
Cash flows from financing activities
Net increase in deposits	55,802	13,150
Net (decrease) increase in short term borrowings	(45,763)	16,534
Proceeds from long-term debt	0	20,000
Payments on long-term debt	(164)	(10,157)
Dividends paid	(1,410)	(579)
Net proceeds from issuance of common stock	0	152
Acquisition of treasury stock	(631)	0
Issuance of treasury stock	40	0
Net cash provided by financing activities	7,874	39,100
Net increase (decrease) in cash and cash equivalents	35,309	(7,615)
Cash and cash equivalents at beginning of period	28,340	31,409
Cash and cash equivalents at end of period	$63,649	$23,794
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,620	$1,898
Income taxes	450	0
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$414	$804
The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – Orrstown Financial Services, Inc. (the “Company”) is a bank holding company (that has elected status as a financial holding company with the Board of Governors of the Federal Reserve System (the “FRB”)) whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the “Bank”). The Company operates through its office in Shippensburg, Pennsylvania. The Bank provides services through its network of 26 offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending. Deposit services include checking, savings, time, and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The unaudited condensed consolidated financial statements of the Company and its subsidiary are presented for the three and six months ended June 30, 2016 and 2015 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2015 is condensed from audited year-end financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and the Bank. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All significant intercompany transactions and accounts have been eliminated.
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
Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of June 30, 2016 and December 31, 2015, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”).
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
Management believes no impairment charge is necessary related to the restricted investments in bank stocks as of June 30, 2016. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of June 30, 2016 is no assurance that impairment may not occur in the future.
Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of June 30, 2016 and December 31, 2015, the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
The Company had no debt securities it deemed to be other than temporarily impaired at June 30, 2016 or December 31, 2015.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans. At June 30, 2016 and December 31, 2015, the balance of loans serviced for others was $322,576,000 and $317,793,000.
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

Mortgage Servicing Rights – The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statement of income. If the Company determines, based on subsequent valuations, that impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. The balance of mortgage servicing rights was $2,698,000 and $2,672,000 as of June 30, 2016 and December 31, 2015, and is included in other assets.
Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $651,000 and $710,000 as of June 30, 2016 and December 31, 2015 and is included in other assets.
Investments in Real Estate Partnerships – The Company currently has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment entered into in 2015. Investments prior to 2015 did not meet the criteria, and are accounted for under the equity method of accounting. The recorded investment in these real estate partnerships, included in other assets in the balance sheet, totaled $5,187,000 and $5,450,000 as of June 30, 2016 and December 31, 2015, of which $2,098,000 and $2,205,000 are accounted for under the proportional amortization method, respectively.
Losses accounted for under the equity method of $89,000 and $99,000 were recorded for the three months ended June 30, 2016 and 2015, and $178,000 and $184,000 for the six months ended June 30, 2016 and 2015, and are included in other noninterest income. Losses on the investments accounted for under the proportional amortization method of $53,000 for the three months ended June 30, 2016, and $86,000 for the six months ended June 30, 2016, net of federal income tax benefit, is netted against income tax expense. The Company recognized federal tax credits from the projects totaling $184,000 and $119,000 during the three months ended June 30, 2016 and 2015, and $368,000, and $238,000 during the six months ended June 30, 2016 and 2015, which is included in income tax expense.
Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $202,000 and $144,000 for the three months ended June 30, 2016 and 2015, and $353,000 and $256,000 for the six months ended June 30, 2016 and 2015.
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
Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is limited to unrealized gains on securities available for sale for all years presented. The component of accumulated other comprehensive income, net of taxes, at June 30, 2016 and December 31, 2015 consisted of unrealized gains on securities available for sale and totaled $7,421,000 and $1,199,000.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Company are: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet has been eliminated; 3) a provision to permit the utilization of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) a requirement for separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The update will be effective for interim and annual periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. Early adoption is not permitted. The Company is evaluating the impact of this standard on its financial position and results of operations.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the existing incurred loss impairment methodology in current GAAP with an expected loss impairment methodology, which considers a broader range of reasonable and supportable information to support credit loss estimates, including historical loss experience, current conditions and reasonable and foreseeable forecasts. ASU No. 2016-13 also requires enhanced and greater disclosure pertaining to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s financial instrument portfolio, including loans and securities. These amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with earlier adoption permitted as of one year earlier. The Company is currently evaluating the impact of the significance of this amendment, and the impact it will have on its financial position, results of operations, and regulatory capital ratios.

NOTE 2. SECURITIES AVAILABLE FOR SALE
At June 30, 2016 and December 31, 2015, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at June 30, 2016 and December 31, 2015 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
U.S. Government Agencies	$43,330	$199	$135	$43,394
States and political subdivisions	123,818	8,478	113	132,183
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	126,213	2,662	0	128,875
GSE residential collateralized mortgage obligations (CMOs)	12,363	383	9	12,737
Private label CMOs	7,349	0	73	7,276
Total debt securities	313,073	11,722	330	324,465
Equity securities	50	25	0	75
Totals	$313,123	$11,747	$330	$324,540
December 31, 2015
U.S. Government Agencies	$47,209	$200	$182	$47,227
States and political subdivisions	124,421	2,483	943	125,961
GSE residential mortgage-backed securities	132,389	229	269	132,349
GSE residential CMOs	15,668	215	40	15,843
GSE commercial CMOs	63,598	735	563	63,770
Private label CMOs	8,944	0	43	8,901
Total debt securities	392,229	3,862	2,040	394,051
Equity securities	50	23	0	73
Totals	$392,279	$3,885	$2,040	$394,124

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
U.S. Government Agencies	$5,261	$22	$15,098	$113	$20,359	$135
States and political subdivisions	0	0	5,553	113	5,553	113
GSE residential collateralized mortgage obligations (CMOs)	0	0	798	9	798	9
Private label CMOs	7,276	73	0	0	7,276	73
Total temporarily impaired securities	$12,537	$95	$21,449	$235	$33,986	$330
December 31, 2015
U.S. Government Agencies	$27,640	$182	$0	$0	$27,640	$182
States and political subdivisions	30,252	373	14,139	570	44,391	943
GSE residential mortgage-backed securities	82,911	269	0	0	82,911	269
GSE residential CMOs	0	0	4,237	40	4,237	40
GSE commercial CMOs	33,606	563	0	0	33,606	563
Private label CMOs	8,901	43	0	0	8,901	43
Total temporarily impaired securities	$183,310	$1,430	$18,376	$610	$201,686	$2,040

The Company had 10 securities and 53 securities at June 30, 2016 and December 31, 2015 in which the amortized cost exceed their values, as discussed below.
U.S. Agencies and Government Sponsored Enterprises (GSE). Six U.S. Agencies and GSE securities, including mortgage-backed securities and collateralized mortgage obligations, have amortized costs which exceed their fair values, two of which are in the less than 12 months category, and four had amortized costs which exceed their fair value for more than 12 months at June 30, 2016. At December 31, 2015, the Company had 29 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations with unrealized losses of which 25 GSE securities have had amortized costs which exceeded their fair values for less than 12 months, and four have had amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates or widening of spreads from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016 or at December 31, 2015.
State and Political Subdivisions. One state and political subdivision security had an amortized cost which exceeded its fair value in the more than 12 months category at June 30, 2016. At December 31, 2015, 21 state and political subdivision securities have an amortized cost which exceeded their fair value, 16 of which are in the less than 12 months category, and five are in the more than 12 months category. These unrealized losses have been caused by a rise in interest rates or a widening of spreads from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016 or at December 31, 2015.
Private Label. Three private label collateralized mortgage obligations have unrealized losses, all of which were in the less than 12 months category at June 30, 2016. At December 31, 2015, three private label securities have an amortized cost which exceeded their fair value for less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016 or at December 31, 2015.
The amortized cost and fair values of securities available for sale at June 30, 2016 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$0	$0
Due after one year through five years	3,221	3,397
Due after five years through ten years	70,993	75,677
Due after ten years	92,934	96,503
Mortgage-backed securities and collateralized mortgage obligations	145,925	148,888
Total debt securities	313,073	324,465
Equity securities	50	75
	$313,123	$324,540

Gross gains on the sales of securities were $0 and $353,000 for the three months ended June 30, 2016 and 2015.

Gross gains on the sales of securities were $1,468,000 and $1,906,000 for the six months ended June 30, 2016 and 2015. Gross losses on securities available for sale were $48,000 and $24,000 for the six months ended June 30, 2016 and 2015.
Securities with a fair value of $278,202,000 and $250,397,000 at June 30, 2016 and December 31, 2015 were pledged to secure public funds and for other purposes as required or permitted by law.

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
The risks associated with lending activities differ among the various loan classes, and are subject to the impact of changes in interest rates, market conditions for the collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans, and impact the associated collateral.
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
Home equity loans, including term loans and lines of credit, present a slightly higher risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner occupied residential property, but generally can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The credit worthiness of the borrower is considered including credit scores and debt-to-income ratios, which generally cannot exceed 43%.
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
The loan portfolio, excluding residential loans held for sale, broken out by class, as of June 30, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial real estate:
Owner-occupied	$106,649	$103,578
Non-owner occupied	190,558	145,401
Multi-family	38,957	35,109
Non-owner occupied residential	56,100	54,175
Acquisition and development:
1-4 family residential construction	6,714	9,364
Commercial and land development	24,748	41,339
Commercial and industrial	82,616	73,625
Municipal	61,568	57,511
Residential mortgage:
First lien	129,577	126,022
Home equity - term	16,216	17,337
Home equity - lines of credit	110,908	110,731
Installment and other loans	7,322	7,521
	$831,933	$781,713

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

The following summarizes the Bank’s ratings based on its internal risk rating system as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2016
Commercial real estate:
Owner-occupied	$101,005	$1,719	$2,098	$1,827	$0	$106,649
Non-owner occupied	167,320	16,031	152	7,055	0	190,558
Multi-family	36,190	1,298	1,253	216	0	38,957
Non-owner occupied residential	53,132	1,224	1,184	560	0	56,100
Acquisition and development:
1-4 family residential construction	6,432	0	282	0	0	6,714
Commercial and land development	23,986	107	653	2	0	24,748
Commercial and industrial	81,480	627	35	347	127	82,616
Municipal	61,568	0	0	0	0	61,568
Residential mortgage:
First lien	125,155	0	0	4,391	31	129,577
Home equity - term	16,120	0	0	96	0	16,216
Home equity - lines of credit	110,271	248	52	337	0	110,908
Installment and other loans	7,312	0	0	10	0	7,322
	$789,971	$21,254	$5,709	$14,841	$158	$831,933
December 31, 2015
Commercial real estate:
Owner-occupied	$96,715	$1,124	$3,630	$2,109	$0	$103,578
Non-owner occupied	125,043	12,394	108	7,856	0	145,401
Multi-family	31,957	1,779	1,140	233	0	35,109
Non-owner occupied residential	50,601	1,305	1,374	895	0	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	9,364
Commercial and land development	40,181	219	934	5	0	41,339
Commercial and industrial	70,967	1,380	544	734	0	73,625
Municipal	57,511	0	0	0	0	57,511
Residential mortgage:
First lien	121,214	0	0	4,808	0	126,022
Home equity - term	17,234	0	0	103	0	17,337
Home equity - lines of credit	109,731	230	180	590	0	110,731
Installment and other loans	7,504	0	0	17	0	7,521
	$738,022	$18,431	$7,910	$17,350	$0	$781,713
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
As of June 30, 2016 and December 31, 2015, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
Generally, impaired loans secured by real estate are measured at fair value using certified real estate appraisals that had been completed within the last 18 months. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

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
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2016 and December 31, 2015. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2016
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,827	$3,158
Non-owner occupied	0	0	0	7,055	7,929
Multi-family	0	0	0	216	376
Non-owner occupied residential	0	0	0	560	798
Acquisition and development:
Commercial and land development	0	0	0	2	17
Commercial and industrial	127	127	126	347	395
Residential mortgage:
First lien	751	758	106	3,671	4,456
Home equity - term	0	0	0	96	105
Home equity - lines of credit	0	0	0	337	434
Installment and other loans	2	3	2	8	35
	$880	$888	$234	$14,119	$17,703
December 31, 2015
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,109	$3,344
Non-owner occupied	0	0	0	7,856	8,600
Multi-family	0	0	0	233	385
Non-owner occupied residential	0	0	0	895	1,211
Acquisition and development:
Commercial and land development	0	0	0	5	19
Commercial and industrial	0	0	0	734	780
Residential mortgage:
First lien	1,952	1,984	271	2,856	3,369
Home equity - term	0	0	0	103	110
Home equity - lines of credit	22	23	10	568	688
Installment and other loans	8	9	8	9	35
	$1,982	$2,016	$289	$15,368	$18,541

The following tables summarize the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired, generally on a cash basis, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,954	$0	$2,793	$0
Non-owner occupied	7,251	0	1,403	0
Multi-family	221	0	537	0
Non-owner occupied residential	699	0	919	0
Acquisition and development:
Commercial and land development	3	0	313	3
Commercial and industrial	514	0	978	0
Residential mortgage:
First lien	4,618	8	4,856	9
Home equity - term	98	0	164	0
Home equity - lines of credit	499	0	587	0
Installment and other loans	14	0	22	0
	$15,871	$8	$12,572	$12

	Six Months Ended June 30,
	2016		2015
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$2,012	$0	$2,941	$0
Non-owner occupied	7,511	0	1,515	0
Multi-family	225	0	502	0
Non-owner occupied residential	787	0	1,132	0
Acquisition and development:
Commercial and land development	4	0	354	5
Commercial and industrial	619	0	1,583	0
Residential mortgage:
First lien	4,697	17	5,037	18
Home equity - term	100	0	124	0
Home equity - lines of credit	544	0	546	0
Installment and other loans	16	0	24	0
	$16,515	$17	$13,758	$23

The following table presents impaired loans that are TDRs, with the recorded investment as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	8	$907	8	$793
	8	907	8	793
Nonaccruing:
Residential mortgage:
First lien	12	1,106	12	1,153
Installment and other loans	1	8	1	10
	13	1,114	13	1,163
	21	$2,021	21	$1,956
The loans presented above were considered TDRs as the result of the Company agreeing to below market interest rates for the risk of the transaction, allowing the loan to remain on interest-only status, or agreeing to a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For TDRs in default of their original terms, impairment is generally determined on a collateral-dependent approach, except for accruing residential mortgage TDRs, which are generally on the discounted cash flow approach.
The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the three and six months ended June 30, 2016 and 2015:

	2016			2015
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended June 30,
Residential mortgage:
First lien	0	$0	$0	0	$0	$0
Installment and other loans	0	0	0	0	0	0
	0	$0	$0	0	$0	$0
Six Months Ended June 30,
Residential mortgage:
First lien	1	$257	$257	1	$59	$59
Installment and other loans	0	0	0	0	0	0
	1	$257	$257	1	$59	$59
Certain loans modified during a period may no longer be outstanding at the end of the period if the loan was paid off.
The following table presents restructured loans, included in nonaccrual loans, that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2016 and 2015:

	2016		2015
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended June 30,
Residential mortgage:
First lien	0	$0	3	$249
	0	$0	3	$249
Six Months Ended June 30,
Residential mortgage:
First lien	0	$0	4	$308
	0	$0	4	$308

No additional commitments have been made to borrowers whose loans are considered TDRs.
Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2016 and December 31, 2015:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2016
Commercial real estate:
Owner-occupied	$104,822	$0	$0	$0	$0	$1,827	$106,649
Non-owner occupied	183,503	0	0	0	0	7,055	190,558
Multi-family	38,741	0	0	0	0	216	38,957
Non-owner occupied residential	55,501	39	0	0	39	560	56,100
Acquisition and development:
1-4 family residential construction	6,432	0	282	0	282	0	6,714
Commercial and land development	24,746	0	0	0	0	2	24,748
Commercial and industrial	82,142	0	0	0	0	474	82,616
Municipal	61,568	0	0	0	0	0	61,568
Residential mortgage:
First lien	125,561	468	33	0	501	3,515	129,577
Home equity - term	16,112	8	0	0	8	96	16,216
Home equity - lines of credit	110,363	203	5	0	208	337	110,908
Installment and other loans	7,299	13	0	0	13	10	7,322
	$816,790	$731	$320	$0	$1,051	$14,092	$831,933
December 31, 2015
Commercial real estate:
Owner-occupied	$101,395	$74	$0	$0	$74	$2,109	$103,578
Non-owner occupied	137,545	0	0	0	0	7,856	145,401
Multi-family	34,876	0	0	0	0	233	35,109
Non-owner occupied residential	53,280	0	0	0	0	895	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	0	9,364
Commercial and land development	41,236	0	98	0	98	5	41,339
Commercial and industrial	72,846	24	21	0	45	734	73,625
Municipal	57,511	0	0	0	0	0	57,511
Residential mortgage:
First lien	120,119	1,844	44	0	1,888	4,015	126,022
Home equity - term	17,200	34	0	0	34	103	17,337
Home equity - lines of credit	109,740	286	91	24	401	590	110,731
Installment and other loans	7,488	16	0	0	16	17	7,521
	$762,600	$2,278	$254	$24	$2,556	$16,557	$781,713

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
In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of June 30, 2016 and December 31, 2015, the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:
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

Activity in the allowance for loan losses for the three months ended June 30, 2016 and 2015 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2016
Balance, beginning of period	$7,996	$739	$1,030	$62	$9,827	$2,677	$179	$2,856	$664	$13,347
Provision for loan losses	(12)	(152)	112	(1)	(53)	66	26	92	(39)	0
Charge-offs	(26)	0	0	0	(26)	(80)	(48)	(128)	0	(154)
Recoveries	175	0	6	0	181	43	23	66	0	247
Balance, end of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
June 30, 2015
Balance, beginning of period	$9,346	$588	$665	$121	$10,720	$2,567	$116	$2,683	$1,058	$14,461
Provision for loan losses	(750)	132	188	(2)	(432)	479	74	553	(121)	0
Charge-offs	(475)	0	(24)	0	(499)	(151)	(9)	(160)	0	(659)
Recoveries	11	0	15	0	26	23	1	24	0	50
Balance, end of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852

Activity in the allowance for loan losses for the six months ended June 30, 2016 and 2015 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	21	(263)	149	3	(90)	111	128	239	(149)	0
Charge-offs	(26)	0	(21)	0	(47)	(324)	(112)	(436)	0	(483)
Recoveries	255	0	8	0	263	49	43	92	0	355
Balance, end of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
June 30, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(813)	45	51	(64)	(781)	973	89	1,062	(281)	0
Charge-offs	(541)	(22)	(50)	0	(613)	(352)	(29)	(381)	0	(994)
Recoveries	24	0	37	0	61	35	3	38	0	99
Balance, end of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852

The following table summarizes the ending loan balances individually evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation for each at June 30, 2016 and December 31, 2015:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2016
Loans allocated by:
Individually evaluated for impairment	$9,658	$2	$474	$0	$10,134	$4,855	$10	$4,865	$0	$14,999
Collectively evaluated for impairment	382,606	31,460	82,142	61,568	557,776	251,846	7,312	259,158	0	816,934
	$392,264	$31,462	$82,616	$61,568	$567,910	$256,701	$7,322	$264,023	$0	$831,933
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$126	$0	$126	$106	$2	$108	$0	$234
Collectively evaluated for impairment	8,133	587	1,022	61	9,803	2,600	178	2,778	625	13,206
	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
December 31, 2015
Loans allocated by:
Individually evaluated for impairment	$11,093	$5	$734	$0	$11,832	$5,501	$17	$5,518	$0	$17,350
Collectively evaluated for impairment	327,170	50,698	72,891	57,511	508,270	248,589	7,504	256,093	0	764,363
	$338,263	$50,703	$73,625	$57,511	$520,102	$254,090	$7,521	$261,611	$0	$781,713
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$281	$8	$289	$0	$289
Collectively evaluated for impairment	7,883	850	1,012	58	9,803	2,589	113	2,702	774	13,279
	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2012.
The components of income tax expense for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Current year provision (benefit):
Federal	$238	$56	$126	$41
State	(1)	4	(3)	8
	237	60	123	49
Deferred tax expense
Federal	10	257	732	977
State	5	4	11	10
	15	261	743	987
Net income tax expense	$252	$321	$866	$1,036

The provision for income taxes includes zero and $123,000 of applicable income tax expense related to net security gains for the three months ended June 30, 2016 and 2015. The provision for income taxes includes $497,000 and $659,000 of applicable income tax expense related to net securities gains for the six months ended June 30, 2016 and 2015.
The components of the net deferred tax asset, included in other assets, are as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$5,084	$5,111
Deferred compensation	544	547
Retirement plans and salary continuation	1,905	1,824
Share-based compensation	439	343
Off balance sheet reserves	275	218
Nonaccrual loan interest	369	246
Goodwill	109	124
Bonus accrual	117	359
Low income housing credit carryforward	1,818	1,652
Alternative minimum tax credit carryforward	2,462	2,195
Charitable contribution carryforward	69	211
Net operating loss carryforward	3,193	4,431
Other	272	182
Total deferred tax assets	16,656	17,443
Deferred tax liabilities:
Depreciation	744	815
Net unrealized gains on securities available for sale	3,996	646
Mortgage servicing rights	711	669
Purchase accounting adjustments	329	352
Other	189	181
Total deferred tax liabilities	5,969	2,663
Net deferred tax asset	$10,687	$14,780
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
As of June 30, 2016, the Company had charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2019, 2036 and 2032, respectively.
In assessing whether or not some or all of our deferred tax asset is more likely than not to be realized in the future, management considers all positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred tax assets would be realized, and that no valuation allowance was required at June 30, 2016 or December 31, 2015.
NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans, the purpose of which are to provide officers, employees, and non-employee members of the Board of Directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of June 30, 2016, 141,945 shares were available to be issued under the Plan.

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
A roll forward of the Company’s nonvested restricted shares for the six months ended June 30, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	197,381	$16.17
Granted	41,045	17.77
Forfeited	(3,583)	16.91
Vested	(12,500)	15.97
Nonvested shares, at period end	222,343	$16.46
For the three months ended June 30, 2016 and 2015, $259,000 and $157,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $91,000 and $55,000 for the respective periods. For the six months ended June 30, 2016 and 2015, $496,000 and $288,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $174,000 and $101,000 for the respective periods. As of June 30, 2016 and December 31, 2015, the unrecognized compensation expense related to the stock awards were $2,409,000 and $2,293,000. The unrecognized compensation expense at June 30, 2016 is expected to be recognized over a weighted-average period of 2.7 years.
A roll forward of the Company’s outstanding stock options for the six months ended June 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	101,460	$28.72
Forfeited	(2,525)	26.15
Expired	(18,265)	35.11
Options outstanding and exercisable, at period end	80,670	$27.35
The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at June 30, 2016 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	35,299	3.90	$21.47
$25.00 - $29.99	2,792	3.76	25.76
$30.00 - $34.99	35,231	1.43	31.34
$35.00 - $37.59	7,348	3.06	37.08
$21.14 - $37.59	80,670	2.74	$27.35

The options outstanding and exercisable had no intrinsic value at June 30, 2016 and December 31, 2015 as each exercise price exceeded the market value.
The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries an opportunity to purchase stock of the Company. Under the employee stock purchase plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, up to the IRS limit, at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock, after making adjustments for stock dividends and a stock split, to be issued under the employee stock purchase plan. As of June 30, 2016, 189,877 shares were available to be issued under the employee stock purchase plan. Employees purchased 0 and 0 shares at a weighted average price of $0.00 and $0.00 for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, employees purchased 2,461 and 2,964 shares at a weighted average price of $16.57 and $15.74. Compensation expense recognized on the employee stock purchase plan totaled $0 and $0 for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, compensation expense recognized on the employee stock purchase plan totaled $3,000 and $3,000.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2016 and December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.
Effective January 1, 2015, the Company and Bank became subject to final rules establishing a new comprehensive capital framework for U.S. banking organizations, including community banks (the "Basel III Capital Rules"), which substantially revised the risk-based capital requirements in comparison to the previously existing U.S. risk-based capital rules. The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) increased the minimum requirements for Tier 1 Capital ratio as well as the minimum levels to be considered well capitalized under prompt corrective action; (iii) and introduced the "capital conservation buffer”, designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer are subject to constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
As of June 30, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s actual capital ratios as of June 30, 2016 and December 31, 2015, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$137,860	15.2%	$72,496	8.0%	n/a	n/a
Orrstown Bank	123,567	13.7%	72,412	8.0%	$90,515	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	126,463	14.0%	54,372	6.0%	n/a	n/a
Orrstown Bank	112,182	12.4%	54,309	6.0%	72,412	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	126,463	14.0%	40,779	4.5%	n/a	n/a
Orrstown Bank	112,182	12.4%	40,732	4.5%	58,835	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	126,463	9.8%	51,868	4.0%	n/a	n/a
Orrstown Bank	112,182	8.6%	51,881	4.0%	64,851	5.0%
December 31, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,562	15.8%	$68,078	8.0%	n/a	n/a
Orrstown Bank	118,671	14.0%	68,027	8.0%	$85,034	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	51,058	6.0%	n/a	n/a
Orrstown Bank	107,942	12.7%	51,021	6.0%	68,027	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	38,294	4.5%	n/a	n/a
Orrstown Bank	107,942	12.7%	38,265	4.5%	55,272	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	123,825	9.8%	50,684	4.0%	n/a	n/a
Orrstown Bank	107,942	8.5%	50,695	4.0%	63,368	5.0%

On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of June 30, 2016, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.

NOTE 7. EARNINGS PER SHARE
Earnings per share for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Net income	$678	$1,502	$3,258	$3,964
Weighted average shares outstanding (basic)	8,053	8,115	8,062	8,112
Impact of common stock equivalents	83	23	76	24
Weighted average shares outstanding (diluted)	8,136	8,138	8,138	8,136
Per share information:
Basic earnings per share	$0.08	$0.19	$0.40	$0.49
Diluted earnings per share	0.08	0.18	0.40	0.49

Stock options amounting to 96,000 and 128,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2016 and 2015 as their exercise would have been antidilutive as the exercise price exceeded the average market value. Stock options amounting to 101,000 and 129,000 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2016 and 2015 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

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

	Contract or Notional Amount
(Dollars in thousands)	June 30, 2016	December 31, 2015
Commitments to fund:
Revolving, open ended home equity loans	$119,024	$110,473
1-4 family residential construction loans	8,162	6,153
Commercial real estate, construction and land development loans	43,206	14,174
Commercial, industrial and other loans	110,246	84,480
Standby letters of credit	7,607	6,510
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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of June 30, 2016 and December 31, 2015, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $771,000 and $472,000 at June 30, 2016 and December 31, 2015 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended June 30, 2016 and 2015, $252,000 and $83,000 was expensed through noninterest expense for this exposure and for the six months ended June 30, 2016 and 2015, the amount expensed was $299,000 and $15,000.
The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program with limited recourse was $40,319,000 and $44,124,000 at June 30, 2016 and December 31, 2015, with limited recourse back to the Company on these loans of $8,199,000 and $8,230,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF Program or recovering amounts previously charged off, with a resulting net charge (recovery) of $(59,000) and $30,000 for the three months ended June 30, 2016 and 2015, and of $(112,000) and $70,000 for the six months ended June 30, 2016 and 2015. These amounts, charged to other expenses represent an estimate of the Company’s loss under its recourse exposure.
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
The Company had no fair value liabilities measured on a recurring basis at June 30, 2016 and December 31, 2015. A summary of assets at June 30, 2016 and December 31, 2015, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2016
Securities available for sale:
U.S. Government Agencies	$0	$43,394	$0	$43,394
States and political subdivisions	0	132,183	0	132,183
U.S. Government Sponsored enterprises (GSE) residential mortgage-backed securities	0	128,875	0	128,875
GSE residential collateralized mortgage obligations (CMOs)	0	12,737	0	12,737
Private label CMOs	0	7,276	0	7,276
Total debt securities	0	324,465	0	324,465
Equity securities - financial services	0	75	0	75
Total securities	$0	$324,540	$0	$324,540

December 31, 2015
Securities available for sale:
U.S. Government Agencies	$0	$47,227	$0	$47,227
States and political subdivisions	0	125,961	0	125,961
GSE residential mortgage-backed securities	0	132,349	0	132,349
GSE residential collateralized mortgage obligations (CMOs)	0	15,843	0	15,843
GSE commercial CMOs	0	63,770	0	63,770
Private label CMOs	0	8,901	0	8,901
Total debt securities	0	394,051	0	394,051
Equity securities - financial services	0	73	0	73
Total securities	$0	$394,124	$0	$394,124
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans
The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). For discounted cash flow impairment measurement on residential mortgage loans, the Company discounts cash flows on a particular credit, utilizing a market rate of interest that adequately reflects the terms and conditions of the note, and the credit risk associated with it. Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the allowance for loan losses or partial charge-offs were $2,242,000 and $2,246,000 at June 30, 2016 and December 31, 2015. Changes in the fair value of impaired loans for those still held at June 30, considered in the determination as to the provision for loan losses, totaled $183,000 and $42,000 for the three months ended June 30, 2016 and 2015, and $162,000 and $845,000 for the six months ended June 30, 2016 and 2015.
Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at June 30, 2016 and December 31, 2015 were $200,000 and $129,000. Changes in the fair value of foreclosed real estate for those still held at June 30, charged to real estate expenses, totaled $44,000 and zero for the three months ended June 30, 2016 and 2015, and totaled $95,000 and zero for the six months ended June 30, 2016 and 2015.
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2016
Impaired loans	$4,427	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 68% discount
			Management adjustments for liquidation expenses	0% - 45% discount
Foreclosed real estate	204	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	25% - 53% discount
			Management adjustments for liquidation expenses	7% - 8% discount
December 31, 2015
Impaired loans	$4,757	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 70% discount
			Management adjustments for liquidation expenses	6% - 44% discount
Foreclosed real estate	175	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 20% discount
			Management adjustments for liquidation expenses	5% - 6% discount

A summary of assets at June 30, 2016 and December 31, 2015, measured at estimated fair value on a nonrecurring basis was as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2016
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$942	$942
Non-owner occupied	0	0	736	736
Multi-family	0	0	216	216
Non-owner occupied residential	0	0	442	442
Acquisition and development:
Commercial and land development	0	0	2	2
Residential mortgage:
First lien	0	0	1,928	1,928
Home equity - lines of credit	0	0	153	153
Installment and other loans	0	0	8	8
Impaired loans, net	$0	$0	$4,427	$4,427

Foreclosed real estate
Residential	$0	$0	$173	$173
Commercial and land development	0	0	31	31
Total foreclosed real estate	$0	$0	$204	$204
December 31, 2015
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$881	$881
Non-owner occupied	0	0	736	736
Multi-family	0	0	233	233
Non-owner occupied residential	0	0	570	570
Acquisition and development:
Commercial and land development	0	0	5	5
Residential mortgage:
First lien	0	0	2,094	2,094
Home equity - lines of credit	0	0	229	229
Installment and other loans	0	0	9	9
Impaired loans, net	$0	$0	$4,757	$4,757

Foreclosed real estate
Residential	$0	$0	$101	$101
Commercial and land development	0	0	74	74
Total foreclosed real estate	$0	$0	$175	$175

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
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Financial Assets
Cash and due from banks	$12,940	$12,940	$12,940	$0	$0
Interest bearing deposits with banks	50,709	50,709	50,709	0	0
Restricted investments in bank stocks	5,780	n/a	n/a	n/a	n/a
Securities available for sale	324,540	324,540	0	324,540	0
Loans held for sale	6,627	6,808	0	6,808	0
Loans, net of allowance for loan losses	818,493	837,477	0	0	837,477
Accrued interest receivable	3,759	3,759	0	2,087	1,672
Financial Liabilities
Deposits	1,087,969	1,096,309	0	1,096,309	0
Short-term borrowings	43,393	43,393	0	43,393	0
Long-term debt	24,331	25,282	0	25,282	0
Accrued interest payable	378	378	0	378	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2015
Financial Assets
Cash and due from banks	$11,412	$11,412	$11,412	$0	$0
Interest bearing deposits with banks	16,928	16,928	16,928	0	0
Restricted investments in bank stocks	8,720	n/a	n/a	n/a	n/a
Securities available for sale	394,124	394,124	0	394,124	0
Loans held for sale	5,917	6,045	0	6,045	0
Loans, net of allowance for loan losses	768,145	776,067	0	0	776,067
Accrued interest receivable	3,845	3,845	0	2,257	1,588
Financial Liabilities
Deposits	1,032,167	1,032,265	0	1,032,265	0
Short-term borrowings	89,156	89,156	0	89,156	0
Long-term debt	24,495	25,357	0	25,357	0
Accrued interest payable	366	366	0	366	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 10. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
The Company, the Bank and certain current and former directors and executive officers (collectively, “Orrstown Defendants”) are defendants in a putative class action filed by Southeastern Pennsylvania Transportation Authority (“SEPTA”) on May 25, 2012, in the United States District Court for the Middle District of Pennsylvania. In a later amended complaint, the list of defendants was expanded to include the Company’s then independent registered public accounting firm and the underwriters of the Company’s March 2010 public offering of common stock. The complaint, as amended, alleges among other things that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 15, 2010 through April 5, 2012, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief.
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
SEPTA's Second Amended Complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the Securities and Exchange Commission ("Commission"). The Company has been cooperating fully with the investigation but has not yet reached any definitive agreement with the Commission regarding a resolution. Accordingly, there can be no assurances that the outcome of the investigation will not have a material adverse effect on the Company's financial condition or results of operations.
The Company has established a reserve of $1,000,000 for outstanding legal matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, Orrstown Bank. At June 30, 2016, the Company had total assets of $1,311,353,000, total liabilities of $1,170,314,000 and total shareholders’ equity of $141,039,000.

The U.S. economy is in its seventh year of recovery from one of its longest and most severe economic recessions in recent history. The strength of the recovery has been modest by historical standards, with GDP growth struggling to sustain momentum above 2.0%. Unemployment continues to decline, however it remains to be seen if this will continue. Corporate profitability for publicly traded companies has been declining for a few quarters and historically this has led to cutbacks in business investment and employment. In addition, most of the rest of the world's economies appear to be in a recession or experiencing decelerating growth which has resulted in volatile markets. Although the dollar strengthened significantly in 2014 and 2015, the dollar weakened somewhat in the first half of 2016. This has led to a mild increase in commodity prices. The Federal Reserve paused their plans to tighten monetary policy due to the increased uncertainty.
Caution About Forward Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting management’s current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions; and other risks and uncertainties, including those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016, and this Quarterly Report on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.
The following is a discussion of our consolidated financial condition at June 30, 2016 and results of operations for the three and six months ended June 30, 2016 and 2015. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
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
The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet.
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

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2016 COMPARED TO QUARTER ENDED JUNE 30, 2015
Summary
The Company recorded net income of $678,000 for the second quarter of 2016 compared to net income of $1,502,000 for the same period in 2015. Diluted earnings per share amounted to $0.08 for the three months ended June 30, 2016, compared to $0.18 for the same period in 2015. The results of operations for the three months ended June 30, 2016 were negatively impacted by the establishment of a $1,000,000 reserve for outstanding legal matters. Net interest income totaled $8,951,000 for the three months June 30, 2016, a 4.1% increase compared to the same period in 2015. Net interest margin on a fully tax-equivalent basis was 3.15% for the three months ended June 30, 2016 compared to 3.18% for the same period in 2015. Despite higher average balances in loans in 2016 as compared to 2015 and a 25 basis point ("bp") increase in the prime lending rate between the two years, the flattening yield curve negatively affected the Company's net interest margin for the period.
There was no provision for loan losses recorded for the three months ended June 30, 2016 and 2015.
Securities gains were $0 for the three months ended June 30, 2016, a decrease of $353,000 from the same period in the prior year.
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
For the three months ended June 30, 2016, net interest income measured on a fully tax equivalent basis increased $510,000, or 5.7%, to $9,456,000 from $8,946,000 in the corresponding period in 2015. A primary reason for the increase in net interest income is a 6.8% increase in interest earning assets offset partially by increased funding costs.
Interest income earned on loans increased from $8,021,000 for the quarter ended June 30, 2015 to $8,652,000 for the same period in 2016, a $631,000 increase. The reason for the increase was an increase in the average balance of loans from $744,542,000 for the second quarter of 2015 to $824,004,000 for the same period in 2016, partially offset by a decrease in the average rate earned from 4.32% in the quarter ended June 30, 2015 to 4.22% in the same period in 2016. A combination of loans with higher rates paying off and new loans made at lower rates due to competitive market conditions have led to the decrease in lower average interest rates earned on loans.
Securities interest income increased $168,000 to $2,046,000 for the quarter ended June 30, 2016, from $1,878,000 for the same period in 2015. Despite lower average balances, the reason for the increase is the result of the average tax equivalent yields on securities increasing from 2.04% for the three months ended June 30, 2015 to 2.49% for the corresponding period in the current year. The increase in yields has resulted from a higher composition of tax free securities, and the higher tax-equivalent yields associated with them. The decrease in the average balance of securities is the result of sales and pay downs on securities available for sale used to fund loan growth. The Company has not purchased any new securities in 2016.
Interest expense on deposits and borrowings for the three months ended June 30, 2016 was $1,321,000, an increase of $351,000, from $970,000 in the same period in 2015. Our ability to attract new deposits in all categories, but in particular, time deposits, resulted in an increase in average interest-bearing deposits. The Company’s cost of funds on interest-bearing liabilities increased to 0.53% for the quarter ended June 30, 2016 from 0.42% for the same period in 2015. The higher rate paid was primarily for intermediate term brokered deposits that were acquired in the latter half of 2015 to protect the bank's earnings from a rising rate environment. Additionally, the cost of interest bearing liabilities is influenced by changes in short-term interest rates.
The Company’s net interest spread of 3.07% decreased 3 basis points in the quarter ended June 30, 2016 as compared to the same period in 2015. Net interest margin was 3.15% for the quarter ended June 30, 2016, a 3 basis point decrease from 3.18% for the quarter ended June 30, 2015. Despite higher average balances in loans during the three months ended June 30, 2016 as compared to 2015, the effect of a flattening yield curve negatively impacted the Company's net interest margin for the period. Maturing loans were reinvested at lower rates due to competitive market conditions. The increase on securities yields helped increase the average yield earned on interest earning assets for the three months ended June 30, 2016 as compared to 2015, however, it was not enough to offset increased funding costs.

The table below presents net interest income on a fully taxable equivalent basis (FTE), net interest spread and net interest margin for the quarters ended June 30, 2016 and 2015.

	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$50,491	$79	0.63%	$14,429	$17	0.47%
Securities	330,973	2,046	2.49	369,368	1,878	2.04
Loans	824,004	8,652	4.22	744,542	8,021	4.32
Total interest-earning assets	1,205,468	10,777	3.60	1,128,339	9,916	3.52
Other assets	98,376			82,987
Total	$1,303,844			$1,211,326
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$542,075	$282	0.21	$502,182	$225	0.18
Savings deposits	91,341	36	0.16	84,366	34	0.16
Time deposits	300,244	873	1.17	230,937	521	0.90
Short term borrowings	47,810	25	0.21	94,953	81	0.34
Long term debt	24,378	105	1.73	24,700	109	1.77
Total interest bearing liabilities	1,005,848	1,321	0.53	937,138	970	0.42
Non-interest bearing demand deposits	146,233			132,063
Other	13,364			10,617
Total Liabilities	1,165,445			1,079,818
Shareholders’ Equity	138,399			131,508
Total	$1,303,844			$1,211,326
Net interest income (FTE)/net interest spread		9,456	3.07%		8,946	3.10%
Net interest margin			3.15%			3.18%
Tax-equivalent adjustment		(505)			(348)
Net interest income		$8,951			$8,598

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Provision for Loan Losses
The Company recorded no provision for loan losses during the three months ended June 30, 2016 and 2015. In calculating the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses. For both periods presented, favorable historical charge-off data combined with stable economic and market conditions has resulted in the determination that no additional provision for loan losses was required to offset net charge-offs, nor were additional reserves needed for loan growth experienced during the periods.
See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income
Noninterest income, excluding securities gains, totaled $4,537,000 for the three months ended June 30, 2016, compared to $4,530,000 earned in the same period in 2015. Despite consistent income levels, the components of noninterest income varied during the three months ended June 30, 2016 compared to the same period in 2015, as noted below.

•
Service charges on deposit accounts totaled $1,372,000 for the three months ended June 30, 2016, compared to $1,299,000 for the same period in 2015, with the increase due principally to revenues generated from new product offerings and higher interchange fees associated with increased usage by our customers.

•
Mortgage banking activities generated revenue of $727,000 for the three months ended June 30, 2016, which was approximately 8.3% lower than the same period in 2015, due to the Company maintaining a portion of the mortgage production for its loan portfolio.

•
Earnings on life insurance totaled $270,000 for the three months ended June 30, 2016, an increase of $37,000, or 15.9%, over the same period in 2015, due principally to additional life insurance purchased in 2016 to fund a new compensation arrangement.

•
Other income of $114,000 for the three months ended June 30, 2016 was $80,000, or 41.2%, lower than for the same period in 2015 due principally to a reduced level of gains on the sale of other real estate, which totaled $49,000 for the second quarter of 2016, compared to $166,000 in the second quarter of 2015.

Securities gains totaled $0 for the three months ended June 30, 2016, compared to $353,000 for the same period in 2015. Asset/liability management strategies and interest rate conditions resulted in gains on sales of securities for the three months ended June 30, 2015, as market conditions presented opportunities to accelerate earnings on securities through gains, while also meeting funding requirements of anticipated lending activity.
Noninterest Expenses
Noninterest expenses totaled $12,558,000 for the three months ended June 30, 2016, compared to $11,658,000 for the corresponding prior year period, an increase of 7.7%. The following factors contributed to the net decrease in noninterest expense.

•
Salaries and employee benefits totaled $6,312,000 for the three months ended June 30, 2016 compared to $6,158,000 for the same period in 2015. Excluding the impact of severance costs of $63,000 and $360,000 for the three months ended June 30, 2016 and 2015, salaries and benefits increased 7.8% for the three months ended June 30, 2016, compared to 2015. The higher expenses in 2016 were due to merit increases, additional employees, higher costs associated with supplemental executive compensation and additional share-based awards granted in 2016, with incremental expense on top of previous awards that have not fully vested.

•
FDIC insurance increased from $184,000 for the three months ended June 30, 2016 to $223,000 for the same period in 2016, an increase of 21.2%. The increase in expense is attributable to the growth the Company has experienced, as the assessment is based on the Bank's assets less tangible equity.

•
Legal fees totaled $225,000 for the three months ended June 30, 2016, a decrease of $251,000 from $476,000 for the same period in 2015. In the second quarter of 2015, the Company had higher than normal legal expenses as it attended to legal matters, including the outstanding litigation against the Company and the ongoing confidential investigation with the Securities and Exchange Commission, which began in the second quarter of 2015. Although both matters are ongoing, the professional services associated with them in 2016 have been less than the heightened levels in 2015. There can be no assurances that future legal fees will remain lower than 2015 amounts.

•
Directors' compensation totaled $257,000 for the three months ended June 30, 2016, a 51.1% increase over $170,000 for the same period in 2015. The increase is principally attributable to two new directors added in 2016, and related compensation paid to them for their services. The remainder of the increase is attributable to directors' compensation that resulted from the issuance of restricted stock, in which there was only one month of expense in the three months ended June 30, 2015 as the stock was awarded at the end of May, 2015. The corresponding period in 2016 had two months of expense for the 2015 award, and two months of expense for the 2016 award that occurred at the beginning of May 2016. Both awards have a one year vesting period.

•
Taxes, other than income, increased $27,000 from $226,000 for the three months ended June 30, 2015 to $253,000 for the three months ended June 30, 2016. The increase is attributable to higher capital, which is used in the assessment of the Pennsylvania Bank Shares Tax liability.

•	During the second quarter of 2016, a reserve of $1,000,000 was established for outstanding legal matters which increased noninterest expense.

•
Other operating expenses of $1,124,000 for the three months ended June 30, 2016 represented a $210,000 decrease over the $1,334,000 expensed in the corresponding period in 2015. Included in this category are losses associated with loans sold on the secondary market for credit enhancements that the Company provided to the investor. The charge to earnings for credit enhancement losses totaled $209,000 for the three months ended June 30, 2015, compared to a recovery of expenses of $45,000 for the corresponding period in 2015.

The Company’s efficiency ratio improved for the three months ended June 30, 2016 to 82.3% compared to 86.8% for the same period in 2015. The improvement in the ratio was primarily the result of the increases in net interest income coupled with noninterest income as well as a decrease in noninterest expense. The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization, other real estate income and expenses and the legal reserve established in 2016.
Income Tax Expense
Income tax expense totaled $252,000 for the three months ended June 30, 2016, for an effective tax rate of 27.1%, compared to $321,000, or 17.6% of pre-tax income, for the same period in 2015. The Company’s effective tax rate is significantly less than the federal statutory rate of 35.0% principally due to tax-free income, including interest earned on tax-free loans and securities, earnings on the cash surrender value of life insurance policies, offset by non-tax deductible expenses. The higher effective tax rate for the three months ended June 30, 2016 compared to the same period in 2015 is the result of non-tax deductible expenses representing a larger portion of pre-tax income in the current year's results.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015
Summary
The Company recorded net income of $3,258,000 for the six months ended June 30, 2016 compared to net income of $3,964,000 for the same period in 2015. Diluted EPS for the six months ended June 30, 2016 were $0.40, compared to $0.49 for the six months ended June 30, 2015. The results of operations for the six months ended June 30, 2016 were negatively impacted by the establishment of a $1,000,000 reserve for outstanding legal matters. Net interest income was $17,601,000 for the six months ended June 30, 2016, a 4.1% increase compared to the same period in 2015. Net interest margin on a fully tax-equivalent basis was 3.11% for the six months ended June 30, 2016 compared to 3.18% for the same period in 2015. Despite higher average balances in loans during 2016 as compared to 2015 and a 25 bp increase in the prime lending rate between the two years, the flattening yield curve negatively affected the Company's net interest margin for the period.
There was no provision for loan losses recorded for the six months ended June 30, 2016 and 2015.
Net Interest Income
For the six months ended June 30, 2016, net interest income measured on a fully tax equivalent basis increased $1,050,000 to $18,615,000 from $17,565,000 in the corresponding period in 2015. The primary reason for the increase in net interest income was an increase in the average balance of loans and average rates earned on securities, offset partially by a higher average in interest bearing liabilities and higher cost of funds on them.
Interest income earned on loans increased $1,292,000 from $15,622,000 for the six months ended June 30, 2015 to $16,914,000 for the same period in 2016. The primary reason for the increase was growth in the average loan balance from $729,022,000 for the six months ended June 30, 2015 to $809,894,000 for the same period in 2016, offset partially by a 12 bp decrease in yield on the loans to 4.20% for the six months ended June 30, 2016. A combination of loans with higher rates paying off and new loans made at lower rates due to competitive market conditions have led to the decrease in lower average interest rates earned on loans.
Securities interest income increased $406,000 to $4,189,000 for the six months ended June 30, 2016, from $3,783,000 for the same period in 2015. The average balance on securities decreased from $363,037,000 for the six months ended June 30, 2015 to $347,294,000 for the same period in 2016. The increase in interest income on securities was positively affected by a higher composition of tax free securities, and the higher tax equivalent yields associated with them, and resulted in a yield earned on securities of 2.43% in 2016 compared to 2.10% for the same period in 2015. The decrease in the average balance of securities is the result of sales and pay downs used to fund loan growth, and the lack of purchases during 2016. Increases on yields on securities helped increase the average yield earned on interest earning assets in 2016.
Interest expense on deposits and borrowings for the six months ended June 30, 2016 was $2,632,000, an increase of $749,000, from $1,883,000 in the same period in 2015. Our ability to attract new deposits in all categories, but in particular time deposits, allowed for an increase in average deposits. The Company’s cost of funds on interest bearing liabilities has increased to 0.52% for the six months ended June 30, 2016 from 0.41% for the same period in 2015. The higher rate paid was primarily for intermediate term brokered deposits that were acquired in the latter half of 2015 to protect the bank’s earnings from a rising rate environment. Additionally, the cost of interest bearing liabilities is influenced by changes in short-term interest rates.
The Company’s net interest spread of 3.03% decreased 8 basis points for the six months ended June 30, 2016 as compared to the same period in 2015. Net interest margin for the six months ended June 30, 2016 was 3.11%, a 7 basis point decrease from 3.18% for the six months ended June 30, 2015. Despite higher average balances in loans during the six months ended June 30, 2016 as compared to 2015, the effect of the flattening yield curve negatively impacted the Company's net interest margin for the period. Maturing loans were reinvested at lower rates due to competitive market conditions. The increase on securities yields helped increase the average yield earned on interest earnings assets for the six months ended June 30, 2016 as compared to 2015, but it was not enough to offset increased funding costs.
The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the six months ended June 30, 2016 and 2015:

	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$46,867	$144	0.62%	$21,957	$43	0.39%
Securities	347,294	4,189	2.43	363,037	3,783	2.10
Loans	809,894	16,914	4.20	729,022	15,622	4.32
Total interest-earning assets	1,204,055	21,247	3.55	1,114,016	19,448	3.52
Other assets	96,334			82,346
Total	$1,300,389			$1,196,362
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$531,757	$532	0.20	$503,277	$444	0.18
Savings deposits	89,522	71	0.16	86,007	68	0.16
Time deposits	302,523	1,727	1.15	232,981	1,045	0.90
Short term borrowings	62,076	91	0.29	86,708	141	0.33
Long term debt	24,419	211	1.74	20,430	185	1.83
Total interest bearing liabilities	1,010,297	2,632	0.52	929,403	1,883	0.41
Non-interest bearing demand deposits	139,723			125,501
Other	13,286			10,890
Total Liabilities	1,163,306			1,065,794
Shareholders’ Equity	137,083			130,568
Total	$1,300,389			$1,196,362
Net interest income (FTE)/net interest spread		18,615	3.03%		17,565	3.11%
Net interest margin			3.11%			3.18%
Tax-equivalent adjustment		(1,014)			(652)
Net interest income		$17,601			$16,913

NOTES:	Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.

For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Provision for Loan Losses
The Company recorded no provision for loan losses for the six months ended June 30, 2016, and 2015. In calculating the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses, For both periods presented, favorable historical charge-off data combined with stable economic and market conditions has resulted in the determination that no additional provision for loan losses was required to offset net charge-offs, nor were additional reserves needed for loan growth experienced during the periods.
See further discussion in the “Allowance for Loan Losses” section.
Noninterest Income
Noninterest income, excluding securities gains, totaled $8,782,000 for the six months ended June 30, 2016, compared to $8,369,000 for the same period in 2015. Several factors contributed to the net change in noninterest income for the first six months of 2016 compared to the same period in 2015, as noted below.

•
The Company experienced an increase in service charges on deposit accounts of $183,000 for the six months ended June 30, 2016 to $2,675,000 compared to the corresponding period in 2015, due principally to revenues generated from new product offerings and higher interchange fees associated with increased usage by our customers.

•
Trust department and brokerage income was $3,550,000 for the six months ended June 30, 2016, an increase of $120,000, or 3.5% from the same period in 2015. Several estates were settled in the first quarter of 2016, which favorably impacted income.

•
Mortgage banking revenues totaled $1,369,000 for the six months ended June 30, 2016, an increase of $56,000 or 4.3%, over the six months ended June 30, 2015. The Company has been retaining a portion of its mortgage production for its portfolio in 2016 which has narrowed the gap between the revenues generated in 2016 and the corresponding period in 2015.

•
Earnings on life insurance totaled $538,000 for the six months ended June 30, 2016, an increase of $76,000, or 16.5%, over the same period in 2015, due principally to additional life insurance purchased in 2016 to fund a new compensation arrangement.

Securities gains totaled $1,420,000 for the six months ended June 30, 2016 compared to $1,882,000 for the same period in 2015. For all periods in which securities were sold, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to accelerate earnings on securities through gains, while also meeting the funding requirements of lending activity.
Noninterest Expenses
Noninterest expenses totaled $23,679,000 for the six months ended June 30, 2016, compared to $22,164,000 for the corresponding prior year period. The changes in certain components of noninterest expenses for the six months ended June 30, 2016 and 2015, are described below.

•
Salaries and employee benefits increased $437,000 or 3.6%, from $12,058,000 for the six months ended June 30, 2015 to $12,495,000 for the same period in 2016. Excluding the impact of severance costs of $63,000 and $360,000 for the six months ended June 30, 2016, salaries and benefits increased 6.3% for the period. The higher expenses in 2016 were due to merit increases, additional employees, higher costs associated with supplemental executive compensation and additional share-based awards granted in 2016, with incremental expense on top of previous awards that have not fully vested.

•
Occupancy expense of $1,118,000 for the six months ended June 30, 2016 represented a decrease of $68,000 from $1,186,000 the same period in 2015, due in part to rental income collected on a building purchased in the first quarter of 2016.

•
Data processing costs of $1,154,000 for the six months ended June 30, 2016, increased $117,000, or 11.3%, compared to $1,037,000 for the same period in 2015. The increase in costs is reflective of overall higher volumes and costs associated with new and more sophisticated product and service offerings.

•
Advertising and bank promotion expense increased from $569,000 for the six months ended June 30, 2015 to $811,000 for corresponding period in 2016. The increase is due to $100,000 of incremental educational improvement tax credit ("EITC") contributions that carried over to the first quarter of 2016, and increased advertising and promotion expenditures as we continue to promote the Orrstown brand in the markets we presently serve.

•
Legal fees decreased $283,000 to $406,000 for the six months ended June 30, 2016 compared to $689,000 for the same period in 2015, a decline of 41.1%. In the second quarter of 2015, the Company had higher than normal legal expenses as it attended to legal matters. Although legal matters are ongoing, the legal expenses associated with them in 2016 have been less than the heightened levels in 2015. There can be no assurances that future legal fees will remain lower than 2015 amounts. There can be no assurances that future legal fees will remain lower than 2015 amounts.

•
Directors' compensation totaled $488,000 for the six months ended June 30, 2016, a 49.2% increase over $327,000 for the same period in 2015. The increase is principally due to two new directors added in 2016, and related compensation paid to them for their services. The remainder of the increase is attributable to directors' compensation that resulted from the issuance of restricted stock in May 2016 and 2015 with expense totaling $108,000 in 2016 compared to $14,000 in the corresponding period in 2015.

•
Taxes, other than income, decreased $44,000 from $452,000 for the six months ended June 30, 2015 to $408,000 for the six months ended June 30, 2016. As a result of the incremental EITC contributions made in the first quarter of 2016, a corresponding $90,000 credit was recognized on our Bank Shares Tax liability, and reduced the tax expense for the period.

•	During the second quarter of 2016, a reserve of $1,000,000 was established for outstanding legal matters which increased noninterest expense.
The Company’s efficiency ratio improved slightly for the six months ended June 30, 2016 to 82.5%, compared to 85.3% for the same period in 2015. The improvement in the ratio was primarily the result of the increase in net interest income and noninterest income exceeding the increase in noninterest expenses.
Income Tax Expense
Income tax expense totaled $866,000, or an effective tax rate of 21.0% for the six months ended June 30, 2016, compared to $1,036,000, or 20.7% of pre-tax earnings, for the six months ended June 30, 2015. The Company’s effective tax rate is significantly less than the federal statutory rate of 35.0% principally due to tax-free income, including interest earned on tax-free loans and securities, earnings on the cash surrender value of life insurance policies, and non-tax deductible expenses. The slightly higher effective tax rate for the six months ended June 30, 2016 compared to the same period in 2015 is the result of a larger portion of expenses not being deductible for tax purposes, offset somewhat by a larger percentage of pre-tax income being tax-free and additional federal income tax credits in the current year’s results.

FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale as a tool for managing interest rate risk to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of June 30, 2016, securities available for sale were $324,540,000, a decrease of $69,584,000, from December 31, 2015’s balance of $394,124,000. As a result of interest rate market conditions, the Company liquidated its government-sponsored enterprise commercial mortgage obligations portfolio during the first quarter of 2016 with an amortized cost of $63,598,000, and fair value of $63,770,000 at December 31, 2015, at a net gain of $1,420,000. The proceeds from the sale were used to fund loan demand, including liquidity for loans that will fund later in 2016.
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
The loan portfolio, excluding residential loans held for sale, broken out by classes as of June 30, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial real estate:
Owner-occupied	$106,649	$103,578
Non-owner occupied	190,558	145,401
Multi-family	38,957	35,109
Non-owner occupied residential	56,100	54,175
Acquisition and development:
1-4 family residential construction	6,714	9,364
Commercial and land development	24,748	41,339
Commercial and industrial	82,616	73,625
Municipal	61,568	57,511
Residential mortgage:
First lien	129,577	126,022
Home equity - term	16,216	17,337
Home equity - lines of credit	110,908	110,731
Installment and other loans	7,322	7,521
	$831,933	$781,713
The loan portfolio at June 30, 2016 of $831,933,000 reflected an increase of $50,220,000, or 6.4%, from $781,713,000 at December 31, 2015. Growth was experienced in nearly all loan segments from December 31, 2015 to June 30, 2016, with the largest increase coming in the commercial real estate segment, which grew by $54,001,000, which includes construction loans that were converted to permanent amortization upon completion of the project. The Company’s increased sales efforts and additional relationship managers have resulted in growth, as we capitalize on disruption in the market that has been caused by the acquisition of some of the competitors in the markets served by larger institutions.
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
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of June 30, 2016, December 31, 2015 and June 30, 2015. Relevant asset quality ratios are also presented.

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Nonaccrual loans (cash basis)	$14,092	$16,557	$10,261
Other real estate (OREO)	651	710	1,062
Total nonperforming assets	14,743	17,267	11,323
Restructured loans still accruing	907	793	1,004
Loans past due 90 days or more and still accruing	0	24	171
Total risk assets	$15,650	$18,084	$12,498
Loans 30-89 days past due	$1,051	$2,532	$1,984
Asset quality ratios:
Nonaccrual loans to loans	1.69%	2.12%	1.37%
Nonperforming assets to assets	1.12%	1.34%	0.92%
Total nonperforming assets to total loans and OREO	1.77%	2.21%	1.50%
Total risk assets to total loans and OREO	1.88%	2.31%	1.66%
Total risk assets to total assets	1.19%	1.40%	1.01%
Allowance for loan losses to total loans	1.62%	1.74%	1.84%
Allowance for loan losses to nonaccrual loans	95.37%	81.95%	135.00%
Allowance for loan losses to nonaccrual and restructured loans still accruing	89.61%	78.20%	122.96%

Risk assets, defined as nonaccrual loans, restructured loans, loans past due 90 days or more and still accruing, and other real estate owned, totaled $15,650,000 at June 30, 2016, a decrease of $2,434,000, or 13.5%, from the balance at December 31, 2015 of $18,084,000, and an increase of $3,152,000, or 25.2% from June 30, 2015. In efforts by Company personnel to work through risk assets in order to reduce the risk of future credit losses in the portfolio, one relationship totaling $6,692,000 was identified in the third quarter of 2015 with potential weaknesses, and was moved to nonaccrual status. The Company continues to work through risk assets in order to reduce the level of nonperforming assets and the risk of future credit losses.
A further breakdown of impaired loans at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,827	$0	$1,827	$2,109	$0	$2,109
Non-owner occupied	7,055	0	7,055	7,856	0	7,856
Multi-family	216	0	216	233	0	233
Non-owner occupied residential	560	0	560	895	0	895
Acquisition and development
Commercial and land development	2	0	2	5	0	5
Commercial and industrial	474	0	474	734	0	734
Residential mortgage:
First lien	3,515	907	4,422	4,015	793	4,808
Home equity - term	96	0	96	103	0	103
Home equity - lines of credit	337	0	337	590	0	590
Installment and other loans	10	0	10	17	0	17
	$14,092	$907	$14,999	$16,557	$793	$17,350
As of June 30, 2016, the Company had 85 lending relationships with loans that were considered impaired, and were included in the impaired loan balance of $14,999,000, compared to 84 lending relationships with an impaired loan balance of $17,350,000 at December 31, 2015. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
June 30, 2016
Relationships greater than $1,000,000	1	$6,244	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,398	620	0
Relationships greater than $250,000 but less than $500,000	4	1,169	120	0
Relationships less than $250,000	78	6,188	1,268	234
	85	$14,999	$2,008	$234
December 31, 2015
Relationships greater than $1,000,000	1	$6,542	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,578	475	164
Relationships greater than $250,000 but less than $500,000	7	2,659	188	0
Relationships less than $250,000	74	6,571	1,294	125
	84	$17,350	$1,957	$289
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
Of the relationships deemed to be impaired at June 30, 2016, one had an outstanding book balance in excess of $1,000,000. Seventy-eight (78) of the relationships, or 92% of the total number of impaired relationships, have recorded balances less than $250,000, which reduces the likelihood of a large loss on one particular loan.

The largest impaired loan relationship, with an outstanding loan balance of $6,522,000, migrated to impaired status during the third quarter of 2015. Despite the loan being current as to both principal and interest, the Company moved this loan secured by non-owner occupied commercial property to impaired status as the long-term revenue stream and the guarantors' ability to keep the loan current have weakened. The Company believes the loan is well secured, and no loss is anticipated at this time.
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of June 30, 2016. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance of $651,000 consists of fourteen properties owned by the Company, eleven of which were commercial properties and totaled $427,000, and three residential properties that totaled $224,000. All properties have carrying values of $145,000 or less and are carried at the lower of cost or fair value, less costs to dispose.
As of June 30, 2016, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.
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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2016
Commercial real estate:
Owner-occupied	$101,005	$1,719	$2,098	$1,827	$0	$106,649
Non-owner occupied	167,320	16,031	152	7,055	0	190,558
Multi-family	36,190	1,298	1,253	216	0	38,957
Non-owner occupied residential	53,132	1,224	1,184	560	0	56,100
Acquisition and development:
1-4 family residential construction	6,432	0	282	0	0	6,714
Commercial and land development	23,986	107	653	2	0	24,748
Commercial and industrial	81,480	627	35	347	127	82,616
Municipal	61,568	0	0	0	0	61,568
Residential mortgage:
First lien	125,155	0	0	4,391	31	129,577
Home equity - term	16,120	0	0	96	0	16,216
Home equity - lines of credit	110,271	248	52	337	0	110,908
Installment and other loans	7,312	0	0	10	0	7,322
	$789,971	$21,254	$5,709	$14,841	$158	$831,933
December 31, 2015
Commercial real estate:
Owner-occupied	$96,715	$1,124	$3,630	$2,109	$0	$103,578
Non-owner occupied	125,043	12,394	108	7,856	0	145,401
Multi-family	31,957	1,779	1,140	233	0	35,109
Non-owner occupied residential	50,601	1,305	1,374	895	0	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	9,364
Commercial and land development	40,181	219	934	5	0	41,339
Commercial and industrial	70,967	1,380	544	734	0	73,625
Municipal	57,511	0	0	0	0	57,511
Residential mortgage:
First lien	121,214	0	0	4,808	0	126,022
Home equity - term	17,234	0	0	103	0	17,337
Home equity - lines of credit	109,731	230	180	590	0	110,731
Installment and other loans	7,504	0	0	17	0	7,521
	$738,022	$18,431	$7,910	$17,350	$0	$781,713
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

Activity in the allowance for loan losses for the three months ended June 30, 2016 and 2015 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2016
Balance, beginning of period	$7,996	$739	$1,030	$62	$9,827	$2,677	$179	$2,856	$664	$13,347
Provision for loan losses	(12)	(152)	112	(1)	(53)	66	26	92	(39)	0
Charge-offs	(26)	0	0	0	(26)	(80)	(48)	(128)	0	(154)
Recoveries	175	0	6	0	181	43	23	66	0	247
Balance, end of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
June 30, 2015
Balance, beginning of period	$9,346	$588	$665	$121	$10,720	$2,567	$116	$2,683	$1,058	$14,461
Provision for loan losses	(750)	132	188	(2)	(432)	479	74	553	(121)	0
Charge-offs	(475)	0	(24)	0	(499)	(151)	(9)	(160)	0	(659)
Recoveries	11	0	15	0	26	23	1	24	0	50
Balance, end of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
Activity in the allowance for loan losses for the six months ended June 30, 2016 and 2015 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	21	(263)	149	3	(90)	111	128	239	(149)	0
Charge-offs	(26)	0	(21)	0	(47)	(324)	(112)	(436)	0	(483)
Recoveries	255	0	8	0	263	49	43	92	0	355
Balance, end of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
June 30, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(813)	45	51	(64)	(781)	973	89	1,062	(281)	0
Charge-offs	(541)	(22)	(50)	0	(613)	(352)	(29)	(381)	0	(994)
Recoveries	24	0	37	0	61	35	3	38	0	99
Balance, end of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
The allowance for loan losses totaled $13,440,000 at June 30, 2016, a decrease of $128,000 from $13,568,000 at December 31, 2015, due to net charge-offs for the period. The allowance for loan losses to nonaccrual loans totaled 95.4% at June 30, 2016 compared to 82.0% at December 31, 2015, and the allowance for loan losses to nonaccrual loans and restructured loans still accruing totaled 89.6% at June 30, 2016, compared to 78.2% at December 31, 2015. Management believes the allowance for loan losses to total loans ratio remains adequate at 1.62% as of June 30, 2016. Classified loans, defined as loans rated substandard, doubtful or loss, totaled $20,708,000 at June 30, 2016, or approximately 2.5% of total loans outstanding, and decreased from $25,260,000 at December 31, 2015, or 3.2% of loans outstanding.
Net recoveries were $93,000 for the three months ended June 30, 2016 with net charge-offs of $128,000 for the six months ended June 30, 2016, compared to net charge-offs of $609,000 and $895,000 for the same periods in 2015, resulting in a ratio of annualized net charge-offs to average loans outstanding of (0.05)% and 0.03% for the three and six months ended June 30, 2016 and 0.33% and 0.25% for the same periods in 2015. Favorable historical charge-off data combined with stable economic and market conditions has resulted in the determination that no additional provision for loan losses were required to offset net charge-offs and no additional reserves were needed on impaired loans or for loan growth experienced during both periods, as more fully discussed in the "Provision for Loan Losses" section in this Management and Discussion and Analysis.

The following summarizes the ending loan balances individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan losses allocation for each at June 30, 2016 and December 31, 2015.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2016
Loans allocated by:
Individually evaluated for impairment	$9,658	$2	$474	$0	$10,134	$4,855	$10	$4,865	$0	$14,999
Collectively evaluated for impairment	382,606	31,460	82,142	61,568	557,776	251,846	7,312	259,158	0	816,934
	$392,264	$31,462	$82,616	$61,568	$567,910	$256,701	$7,322	$264,023	$0	$831,933
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$126	$0	$126	$106	$2	$108	$0	$234
Collectively evaluated for impairment	8,133	587	1,022	61	9,803	2,600	178	2,778	625	13,206
	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
December 31, 2015
Loans allocated by:
Individually evaluated for impairment	$11,093	$5	$734	$0	$11,832	$5,501	$17	$5,518	$0	$17,350
Collectively evaluated for impairment	327,170	50,698	72,891	57,511	508,270	248,589	7,504	256,093	0	764,363
	$338,263	$50,703	$73,625	$57,511	$520,102	$254,090	$7,521	$261,611	$0	$781,713
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$281	$8	$289	$0	$289
Collectively evaluated for impairment	7,883	850	1,012	58	9,803	2,589	113	2,702	774	13,279
	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at June 30, 2016 and December 31, 2015. In addition to the reserve allocations on impaired loans noted above, 20 loans, with aggregate outstanding general ledger principal balances of $3,781,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $2,008,000 at June 30, 2016. As updated appraisals were received on collateral dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
Management believes the allocation of the allowance for loan losses between the various loan segments adequately reflects the probable incurred credit losses in each portfolio, and is based on the methodology outlined in “Note 3 – Loans Receivable and Allowance for Loan Losses” included in the Notes to the Consolidated Financial Statements. Management re-evaluates and makes certain enhancements to its methodology used to establish a reserve to better reflect the risks inherent in the different segments of the portfolio, particularly in light of changes in levels of charge-offs, with noticeable differences between the different loan segments. Management believes these enhancements to the allowance for loan losses methodology improve the accuracy of quantifying losses presently incurred in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.
The unallocated portion of the allowance for loan losses reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased from $774,000 at December 31, 2015 to $625,000 at June 30, 2016 and represents 4.7% of the entire allowance for loan losses balance at June 30, 2016.
While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits
Total deposits were $1,087,969,000 at June 30, 2016, an increase of $55,802,000, or 5.4%, from $1,032,167,000 at December 31, 2015. Non-interest bearing deposits increased $16,290,000, or 12.4%, from December 31, 2015 to June 30, 2016 and totaled $147,680,000. Interest bearing deposits totaled $940,289,000 at June 30, 2016, a 4.4% increase from December 31, 2015. The Company has been able to gather both non-interest bearing and interest bearing deposits as it increases it commercial relationships and obtains new relationships from its enhanced cash management offerings. The additional deposits that the Company obtained in the first half of 2016 were used to pay down short-term borrowings.
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
Shareholders’ equity totaled $141,039,000 at June 30, 2016, an increase of $7,978,000 or 6.0%, from $133,061,000 at December 31, 2015. This increase was primarily the result of an increase in accumulated other comprehensive income, net of taxes of $6,222,000 and net income of $3,258,000 for the six months ended June 30, 2016, offset by dividends declared on common stock of $1,410,000.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2016 and December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of June 30, 2016, $6,967,000 of the Company's deferred tax asset was disallowed for Tier 1, CET1 and Total risk based capital, as it relates to operating loss and tax credit carryforwards which are not permissible as capital under Basel III Capital Rules.
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
The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of June 30, 2016, $2,814,000 of the allowance for credit losses was excluded from Tier 2 capital.

Regulatory Capital. As of June 30, 2016 and December 31, 2015, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of June 30, 2016 and December 31, 2015 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$137,860	15.2%	$72,496	8.0%	n/a	n/a
Orrstown Bank	123,567	13.7%	72,412	8.0%	$90,515	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	126,463	14.0%	54,372	6.0%	n/a	n/a
Orrstown Bank	112,182	12.4%	54,309	6.0%	72,412	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	126,463	14.0%	40,779	4.5%	n/a	n/a
Orrstown Bank	112,182	12.4%	40,732	4.5%	58,835	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	126,463	9.8%	51,868	4.0%	n/a	n/a
Orrstown Bank	112,182	8.6%	51,881	4.0%	64,851	5.0%
December 31, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,562	15.8%	$68,078	8.0%	n/a	n/a
Orrstown Bank	118,671	14.0%	68,027	8.0%	$85,034	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	51,058	6.0%	n/a	n/a
Orrstown Bank	107,942	12.7%	51,021	6.0%	68,027	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	38,294	4.5%	n/a	n/a
Orrstown Bank	107,942	12.7%	38,265	4.5%	55,272	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	123,825	9.8%	50,684	4.0%	n/a	n/a
Orrstown Bank	107,942	8.5%	50,695	4.0%	63,368	5.0%
As noted above, the Bank’s capital ratios exceed the regulatory minimums to be considered well capitalized under applicable banking regulations. The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented above, the Company must maintain a capital conservation buffer as discussed above. As of June 30, 2016, the Company's capital conservation buffer, based on the most restrictive capital ratio, is 7.4%, well above the phase in requirements of 0.625% for December 31, 2016.
On January 19, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC, covering up to an aggregate of $100,000,000 of securities, through the sale of common stock, preferred stock, warrants, debt securities, and units. To date, the Company has not issued any securities under this shelf registration.
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which Orrstown Financial Services, Inc. may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of June 30, 2016, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.

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
The simulation analysis results are presented in Table 3a. These results, as of June 30, 2016, indicate that the Company would expect net interest income to decrease over the next twelve months by 1.8% assuming a downward shock in market interest rates of 1.00%, and to increase by 1.3% assuming an upward shock of 2.00%. A decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.
Earnings at risk simulations for June 30, 2016, exhibited greater sensitivity to rising interest rates and similar sensitivity in a declining rate environment, and asset/liability management strategies were taken in the first quarter of 2016 that resulted in a reduction of the Company's risk in an upward interest rate environment.
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
The net present value analysis results are presented in Table 3b. These results, as of June 30, 2016, indicate that the net present value would decrease 1.9% assuming a downward shift in market interest rates of 1.00% and increase 8.2% if interest rates shifted up 2.00% in the same manner, and indicates the Company would be positioned better if interest rates were to rise than it would if interest rates fell.

Table 3a - Earnings at Risk			Table 3b - Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	June 30, 2016	December 31, 2015	Change in Market Interest Rates	June 30, 2016	December 31, 2015

(100)	(1.8%)	(1.4%)	(100)	(1.9%)	1.8%
100	0.2%	(1.2%)	100	3.9%	0.5%
200	1.3%	(1.8%)	200	8.2%	0.0%
Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of June 30, 2016, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The allegations of SEPTA’s proposed second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the Commission. The Company has been cooperating fully with the investigation but has not yet reached any definitive agreement with the Commission regarding a resolution. Accordingly, there can be no assurances that the outcome of the investigation will not have a material adverse effect on the Company's financial condition or results of operations.
The Company has established a reserve of $1,000,000 for legal matters as of June 30, 2016. There can be no assurances that the reserve will not be increased, or decreased in future periods.

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Company's quarterly report on form 10-Q for the quarter ended March 31, 2016, except as described herein.
The risk factor included in the Company's Annual Report on Form 10-K entitled "Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations" is replaced with the following:
Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.
As set forth in Part II, Item I - Legal Proceedings, of this Quarterly Report on Form 10-Q, the allegations of Southeastern Pennsylvania Transportation Authority's ("SEPTA") proposed second amended complaint disclosed the existence of a confidential, non-public, fact finding inquiring regarding the Company being conducted by the SEC. In cooperating fully with the SEC in connection with inquiry, the Company has incurred, and will continue to incur, significant additional noninterest expenses for professional fees such as legal fees. See "Noninterest Expenses" in Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" as discussed in Part I, Item 2. The Company has been cooperating fully with the investigation but has not yet reached any definitive agreement with the Commission regarding a resolution.
The Company has established a reserve of $1,000,000 for outstanding legal matters as of June 30, 2016. There can be no assurances that the reserve will not be increased, or decreased in future periods.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents the Company's monthly repurchases of its common stock during the quarter ended June 30, 2016:

	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2016 to April 30, 2016	5,649	$17.60	5,649	349,053

May 1, 2016 to May 31, 2016	12,778	18.09	12,778	336,275

June 1, 2016 to June 30, 2016	3,000	18.52	3,000	333,275
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
The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of June 30, 2016, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
The Company did not sell any unregistered securities during the quarter ended June 30, 2016.

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
(Principal Financial Officer)

Date: August 5, 2016

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