Form 10-Q
period 2016-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2016-11-07
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Number of shares outstanding of the registrant’s Common Stock as of November 2, 2016: 8,283,003.

ORRSTOWN FINANCIAL SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

(Dollars in thousands, except per share data)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$17,787	$11,412
Interest bearing deposits with banks	19,854	16,928
Cash and cash equivalents	37,641	28,340
Restricted investments in bank stocks	6,615	8,720
Securities available for sale	374,902	394,124
Loans held for sale	3,956	5,917
Loans	847,061	781,713
Less: Allowance for loan losses	(13,850)	(13,568)
Net loans	833,211	768,145
Premises and equipment, net	34,630	23,960
Cash surrender value of life insurance	31,870	31,224
Intangible assets	122	207
Accrued interest receivable	3,690	3,845
Other assets	27,517	28,334
Total assets	$1,354,154	$1,292,816
Liabilities
Deposits:
Non-interest bearing	$148,388	$131,390
Interest bearing	984,944	900,777
Total deposits	1,133,332	1,032,167
Short-term borrowings	42,852	89,156
Long-term debt	24,247	24,495
Accrued interest and other liabilities	13,928	13,937
Total liabilities	1,214,359	1,159,755
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,357,941 and 8,320,479 shares issued; 8,289,739 and 8,272,591 shares outstanding	437	435
Additional paid - in capital	124,935	124,317
Retained earnings	10,483	7,939
Accumulated other comprehensive income	5,136	1,199
Treasury stock—common, 68,202 and 47,888 shares, at cost	(1,196)	(829)
Total shareholders’ equity	139,795	133,061
Total liabilities and shareholders’ equity	$1,354,154	$1,292,816
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest and dividend income
Interest and fees on loans	$8,631	$7,912	$25,006	$22,988
Interest and dividends on investment securities
Taxable	1,544	1,532	4,376	5,012
Tax-exempt	437	420	1,319	617
Short-term investments	42	21	186	64
Total interest and dividend income	10,654	9,885	30,887	28,681
Interest expense
Interest on deposits	1,295	979	3,625	2,536
Interest on short-term borrowings	21	85	112	226
Interest on long-term debt	104	108	315	293
Total interest expense	1,420	1,172	4,052	3,055
Net interest income	9,234	8,713	26,835	25,626
Provision for loan losses	250	(603)	250	(603)
Net interest income after provision for loan losses	8,984	9,316	26,585	26,229
Noninterest income
Service charges on deposit accounts	1,370	1,381	4,045	3,873
Other service charges, commissions and fees	188	586	637	1,024
Trust department income	1,247	1,074	3,771	3,519
Brokerage income	459	551	1,485	1,536
Mortgage banking activities	1,012	837	2,381	2,150
Earnings on life insurance	272	269	810	731
Other income	20	104	221	338
Investment securities gains	0	29	1,420	1,911
Total noninterest income	4,568	4,831	14,770	15,082
Noninterest expenses
Salaries and employee benefits	6,823	6,051	19,318	18,109
Occupancy expense	683	529	1,801	1,715
Furniture and equipment	782	759	2,316	2,265
Data processing	532	536	1,686	1,573
Telephone and communication	206	168	572	529
Automated teller and interchange fees	157	204	555	625
Advertising and bank promotions	433	471	1,244	1,040
FDIC insurance	143	201	598	631
Legal fees	298	427	704	1,116
Other professional services	287	308	971	951
Directors compensation	242	204	730	531
Collection and problem loan	39	108	187	306
Real estate owned expenses	94	42	195	116
Taxes other than income	186	239	594	691
Intangible asset amortization	10	51	85	156
Regulatory settlement	0	0	1,000	0
Other operating expenses	1,070	926	3,108	3,034
Total noninterest expenses	11,985	11,224	35,664	33,388
Income before income taxes	1,567	2,923	5,691	7,923
Income tax expense	125	462	991	1,498
Net income	$1,442	$2,461	$4,700	$6,425
Per share information:
Basic earnings per share	$0.18	$0.30	$0.58	$0.79
Diluted earnings per share	0.18	0.30	0.58	0.79
Dividends per share	0.09	0.07	0.26	0.14
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net income	$1,442	$2,461	$4,700	$6,425
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	(3,635)	3,816	7,357	4,421
Reclassification adjustment for gains realized in net income	0	(29)	(1,420)	(1,911)
Net unrealized gains (losses)	(3,635)	3,787	5,937	2,510
Tax effect	1,350	(1,325)	(2,000)	(879)
Total other comprehensive income (loss), net of tax and reclassification adjustments	(2,285)	2,462	3,937	1,631
Total comprehensive income (loss)	$(843)	$4,923	$8,637	$8,056
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2015	$430	$123,392	$1,887	$1,576	$(20)	$127,265
Net income	0	0	6,425	0	0	6,425
Total other comprehensive income, net of taxes	0	0	0	1,631	0	1,631
Cash dividends ($0.14 per share)	0	0	(1,161)	0	0	(1,161)
Stock-based compensation plans:
Issuance of stock (52,686 shares), including compensation expense of $525	5	620	0	0	0	625
Issuance of stock through dividend reinvestment plan (5,239 shares)	0	90	0	0	0	90
Acquisition of treasury stock (8,813 shares)	0	0	0	0	(147)	(147)
Balance, September 30, 2015	$435	$124,102	$7,151	$3,207	$(167)	$134,728

Balance, January 1, 2016	$435	$124,317	$7,939	$1,199	$(829)	$133,061
Net income	0	0	4,700	0	0	4,700
Total other comprehensive income, net of taxes	0	0	0	3,937	0	3,937
Cash dividends ($0.26 per share)	0	0	(2,156)	0	0	(2,156)
Stock-based compensation plans:
Issuance of stock (37,462 shares), including compensation expense of $762	2	760	0	0	0	762
Issuance of treasury stock (15,334 shares), including compensation expense of $16	0	(142)	0	0	264	122
Acquisition of treasury stock (35,648 shares)	0	0	0	0	(631)	(631)
Balance, September 30, 2016	$437	$124,935	$10,483	$5,136	$(1,196)	$139,795
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net income	$4,700	$6,425
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	3,856	4,613
Depreciation and amortization	2,180	2,161
Provision for loan losses	250	(603)
Stock-based compensation	778	525
Gain on sales of loans originated for sale	(2,197)	(1,814)
Mortgage loans originated for sale	(81,911)	(66,140)
Proceeds from sales of loans originated for sale	85,585	66,640
Net gain on disposal of other real estate owned	(88)	(205)
Writedown of other real estate owned	152	21
Net loss on disposal of premises and equipment	46	0
Deferred income taxes	(206)	1,554
Investment securities gains	(1,420)	(1,911)
Earnings on cash surrender value of life insurance	(810)	(731)
Decrease (increase) in accrued interest receivable	155	(440)
Increase (decrease) in accrued interest payable and other liabilities	(9)	308
Other, net	(720)	(2,200)
Net cash provided by operating activities	10,341	8,203
Cash flows from investing activities
Proceeds from sales of available for sale securities	64,742	65,598
Maturities, repayments and calls of available for sale securities	21,167	25,427
Purchases of available for sale securities	(63,185)	(109,268)
Net redemptions of restricted investments in bank stocks	2,105	1,244
Net increase in loans	(65,927)	(59,740)
Purchases of bank premises and equipment	(12,412)	(1,169)
Improvements to other real estate owned	(39)	0
Proceeds from disposal of other real estate owned	577	1,310
Purchases of bank owned life insurance	0	(3,750)
Net cash used in investing activities	(52,972)	(80,348)
Cash flows from financing activities
Net increase in deposits	101,165	98,274
Net (decrease) increase in short term borrowings	(46,304)	(31,911)
Proceeds from long-term debt	0	20,000
Payments on long-term debt	(248)	(10,237)
Dividends paid	(2,156)	(1,161)
Net proceeds from issuance of common stock	0	190
Acquisition of treasury stock	(631)	(147)
Issuance of treasury stock	106	0
Net cash provided by financing activities	51,932	75,008
Net increase in cash and cash equivalents	9,301	2,863
Cash and cash equivalents at beginning of period	28,340	31,409
Cash and cash equivalents at end of period	$37,641	$34,272
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,068	$3,009
Income taxes	900	0
Supplemental schedule of noncash investing activities:
Other real estate acquired in settlement of loans	$611	$1,216
The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations – Orrstown Financial Services, Inc. (the “Company”) is a bank holding company (that has elected status as a financial holding company with the Board of Governors of the Federal Reserve System (the “FRB”)) whose primary activity consists of supervising its wholly-owned subsidiary, Orrstown Bank (the “Bank”). The Company operates through its office in Shippensburg, Pennsylvania. The Bank provides services through its network of 25 offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland. The Bank engages in lending services for commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending. Deposit services include checking, savings, time, and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The unaudited condensed Consolidated Financial Statements of the Company and its subsidiary are presented for the three and nine months ended September 30, 2016 and 2015 and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, unaudited information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Information presented at December 31, 2015 is condensed from audited year-end financial statements. These condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2015. The Consolidated Financial Statements include the accounts of the Company and the Bank. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All significant intercompany transactions and accounts have been eliminated.
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
Restricted Investments in Bank Stocks – Restricted investments in bank stocks, which represents required investments in the common stock of correspondent banks, are carried at cost as of September 30, 2016 and December 31, 2015, and consists of common stock of the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”), Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”).

Management evaluates the restricted investments in bank stocks for impairment in accordance with Accounting Standard Codification (ASC) Topic 942, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted, (2) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the correspondent bank.
Management believes no impairment charge is necessary related to the restricted investments in bank stocks as of September 30, 2016. However, security impairment analysis is completed quarterly and the determination that no impairment had occurred as of September 30, 2016 is no assurance that impairment may not occur in the future.
Securities – Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities are recorded at fair value with changes in fair value included in earnings. As of September 30, 2016 and December 31, 2015, the Company had no held to maturity or trading securities. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities and approximate the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
The Company had no debt securities it deemed to be other than temporarily impaired at September 30, 2016 or December 31, 2015.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans sold to these investors. At September 30, 2016 and December 31, 2015, the balance of loans serviced for others was $326,461,000 and $317,793,000.
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

Mortgage Servicing Rights – The estimated fair value of mortgage servicing rights (MSRs) related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statement of income. If the Company determines, based on subsequent valuations, that impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. The balance of mortgage servicing rights was $2,671,000 and $2,672,000 as of September 30, 2016 and December 31, 2015, and is included in other assets.
Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell the underlying collateral. Capitalized costs include any costs that significantly improve the value of the properties. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Foreclosed real estate totaled $719,000 and $710,000 as of September 30, 2016 and December 31, 2015 and is included in other assets.
Investments in Real Estate Partnerships – The Company currently has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment entered into in 2015. Investments prior to 2015 did not meet the criteria, and are accounted for under the equity method of accounting. The recorded investment in these real estate partnerships, included in other assets in the balance sheet, totaled $5,051,000 and $5,450,000 as of September 30, 2016 and December 31, 2015, of which $2,045,000 and $2,205,000 are accounted for under the proportional amortization method, respectively.
Losses accounted for under the equity method of $83,000 and $89,000 were recorded for the three months ended September 30, 2016 and 2015, and $261,000 and $273,000 for the nine months ended September 30, 2016 and 2015, and are included in other noninterest income. Losses on the investments accounted for under the proportional amortization method of $52,000 for the three months ended September 30, 2016, and $138,000 for the nine months ended September 30, 2016, net of federal income tax benefit, is netted against income tax expense. The Company recognized federal tax credits from the projects totaling $184,000 and $119,000 during the three months ended September 30, 2016 and 2015, and $552,000, and $357,000 during the nine months ended September 30, 2016 and 2015, which is included in income tax expense.
Advertising – The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $238,000 and $244,000 for the three months ended September 30, 2016 and 2015, and $591,000 and $500,000 for the nine months ended September 30, 2016 and 2015.
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
Earnings Per Share – Basic earnings per share represent net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Restricted stock awards are included in weighted average common shares outstanding as they are earned. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards.
Treasury shares are not deemed outstanding for earnings per share calculations.
Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is limited to unrealized gains on securities available for sale for all years presented. The component of accumulated other comprehensive income, net of taxes, at September 30, 2016 and December 31, 2015 consisted of unrealized gains on securities available for sale and totaled $5,136,000 and $1,199,000.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update makes eight targets changes to how cash receipts and cash payments are presented and classified in the consolidated statement of cash flows. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2017, and will require adoption on a retrospective basis. The Company does not anticipate this update will have a material impact on its financial position or results of operations.

NOTE 2. SECURITIES AVAILABLE FOR SALE
At September 30, 2016 and December 31, 2015, the investment securities portfolio was comprised exclusively of securities classified as “available for sale,” resulting in investment securities being carried at fair value. The amortized cost and fair values of investment securities available for sale at September 30, 2016 and December 31, 2015 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
U.S. Government Agencies	$41,748	$203	$82	$41,869
States and political subdivisions	123,698	6,903	202	130,399
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	121,489	2,392	0	123,881
GSE residential collateralized mortgage obligations (CMOs)	74,106	378	1,786	72,698
Private label CMOs	6,029	0	52	5,977
Total debt securities	367,070	9,876	2,122	374,824
Equity securities	50	28	0	78
Totals	$367,120	$9,904	$2,122	$374,902
December 31, 2015
U.S. Government Agencies	$47,209	$200	$182	$47,227
States and political subdivisions	124,421	2,483	943	125,961
GSE residential mortgage-backed securities	132,389	229	269	132,349
GSE residential CMOs	15,668	215	40	15,843
GSE commercial CMOs	63,598	735	563	63,770
Private label CMOs	8,944	0	43	8,901
Total debt securities	392,229	3,862	2,040	394,051
Equity securities	50	23	0	73
Totals	$392,279	$3,885	$2,040	$394,124

The following table shows gross unrealized losses and fair value of the Company’s available for sale securities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
U.S. Government Agencies	$5,875	$12	$14,233	$70	$20,108	$82
States and political subdivisions	0	0	5,452	202	5,452	202
GSE residential collateralized mortgage obligations (CMOs)	63,107	1,779	712	7	63,819	1,786
Private label CMOs	5,976	52	0	0	5,976	52
Total temporarily impaired securities	$74,958	$1,843	$20,397	$279	$95,355	$2,122
December 31, 2015
U.S. Government Agencies	$27,640	$182	$0	$0	$27,640	$182
States and political subdivisions	30,252	373	14,139	570	44,391	943
GSE residential mortgage-backed securities	82,911	269	0	0	82,911	269
GSE residential CMOs	0	0	4,237	40	4,237	40
GSE commercial CMOs	33,606	563	0	0	33,606	563
Private label CMOs	8,901	43	0	0	8,901	43
Total temporarily impaired securities	$183,310	$1,430	$18,376	$610	$201,686	$2,040

The Company had 18 securities and 53 securities at September 30, 2016 and December 31, 2015 in which the amortized cost exceed their values, as discussed below.
U.S. Agencies and Government Sponsored Enterprises (GSE). Fourteen U.S. Agencies and GSE securities, including mortgage-backed securities and collateralized mortgage obligations, have amortized costs which exceed their fair values, 11 of which are in the less than 12 months category, and three had amortized costs which exceed their fair value for more than 12 months at September 30, 2016. At December 31, 2015, the Company had 29 U.S. Government Agencies and GSE securities, including mortgage-backed and collateralized mortgage obligations with unrealized losses of which 25 GSE securities have had amortized costs which exceeded their fair values for less than 12 months, and four have had amortized costs which exceed their fair values for more than 12 months. These unrealized losses have been caused by a rise in interest rates or widening of spreads from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016 or at December 31, 2015.
State and Political Subdivisions. One state and political subdivision security had an amortized cost which exceeded its fair value in the more than 12 months category at September 30, 2016. At December 31, 2015, 21 state and political subdivision securities have an amortized cost which exceeded their fair value, 16 of which are in the less than 12 months category, and five are in the more than 12 months category. These unrealized losses have been caused by a rise in interest rates or a widening of spreads from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company did not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016 or at December 31, 2015.
Private Label. Three private label collateralized mortgage obligations have unrealized losses, all of which were in the less than 12 months category at September 30, 2016. At December 31, 2015, three private label securities have an amortized cost which exceeded their fair value for less than 12 months. These unrealized losses have been caused by a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016 or at December 31, 2015.
The amortized cost and fair values of securities available for sale at September 30, 2016 by contractual maturity are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$0	$0
Due after one year through five years	3,210	3,358
Due after five years through ten years	71,653	75,769
Due after ten years	90,583	93,141
Mortgage-backed securities and collateralized mortgage obligations	201,624	202,556
Total debt securities	367,070	374,824
Equity securities	50	78
	$367,120	$374,902

Gross gains on the sales of securities were $0 and $29,000 for the three months ended September 30, 2016 and 2015. Gross gains on the sales of securities were $1,468,000 and $1,935,000 for the nine months ended September 30, 2016 and 2015. Gross losses on securities available for sale were $48,000 and $24,000 for the nine months ended September 30, 2016 and 2015.
Securities with a fair value of $279,270,000 and $250,397,000 at September 30, 2016 and December 31, 2015 were pledged to secure public funds and for other purposes as required or permitted by law.

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
Home equity loans, including term loans and lines of credit, present a slightly higher risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner-occupied residential property, but generally can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The credit worthiness of the borrower is considered including credit scores and debt-to-income ratios, which generally cannot exceed 43%.
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
The loan portfolio, excluding residential loans held for sale, broken out by class, as of September 30, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial real estate:
Owner-occupied	$111,437	$103,578
Non-owner occupied	192,449	145,401
Multi-family	39,394	35,109
Non-owner occupied residential	56,759	54,175
Acquisition and development:
1-4 family residential construction	6,379	9,364
Commercial and land development	28,030	41,339
Commercial and industrial	87,492	73,625
Municipal	54,241	57,511
Residential mortgage:
First lien	134,498	126,022
Home equity - term	14,896	17,337
Home equity - lines of credit	114,274	110,731
Installment and other loans	7,212	7,521
	$847,061	$781,713

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

The following summarizes the Bank’s ratings based on its internal risk rating system as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2016
Commercial real estate:
Owner-occupied	$99,563	$8,318	$2,077	$1,479	$0	$111,437
Non-owner occupied	168,158	12,261	5,127	6,253	650	192,449
Multi-family	37,108	1,284	795	207	0	39,394
Non-owner occupied residential	53,777	1,308	1,167	507	0	56,759
Acquisition and development:
1-4 family residential construction	5,859	364	156	0	0	6,379
Commercial and land development	27,371	11	646	2	0	28,030
Commercial and industrial	86,184	711	34	339	224	87,492
Municipal	54,241	0	0	0	0	54,241
Residential mortgage:
First lien	130,139	0	0	4,359	0	134,498
Home equity - term	14,802	0	0	94	0	14,896
Home equity - lines of credit	113,704	188	52	330	0	114,274
Installment and other loans	7,203	0	0	9	0	7,212
	$798,109	$24,445	$10,054	$13,579	$874	$847,061
December 31, 2015
Commercial real estate:
Owner-occupied	$96,715	$1,124	$3,630	$2,109	$0	$103,578
Non-owner occupied	125,043	12,394	108	7,856	0	145,401
Multi-family	31,957	1,779	1,140	233	0	35,109
Non-owner occupied residential	50,601	1,305	1,374	895	0	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	9,364
Commercial and land development	40,181	219	934	5	0	41,339
Commercial and industrial	70,967	1,380	544	734	0	73,625
Municipal	57,511	0	0	0	0	57,511
Residential mortgage:
First lien	121,214	0	0	4,808	0	126,022
Home equity - term	17,234	0	0	103	0	17,337
Home equity - lines of credit	109,731	230	180	590	0	110,731
Installment and other loans	7,504	0	0	17	0	7,521
	$738,022	$18,431	$7,910	$17,350	$0	$781,713
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
As of September 30, 2016 and December 31, 2015, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
Generally, impaired loans secured by real estate, other than performing TDRs, are measured at fair value using certified real estate appraisals that had been completed within the last 18 months. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are as follows:

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
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2016 and December 31, 2015. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2016
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,479	$2,673
Non-owner occupied	6,095	6,428	650	808	1,405
Multi-family	0	0	0	207	372
Non-owner occupied residential	0	0	0	507	755
Acquisition and development:
Commercial and land development	0	0	0	2	17
Commercial and industrial	224	227	158	339	392
Residential mortgage:
First lien	781	781	64	3,578	4,261
Home equity - term	0	0	0	94	104
Home equity - lines of credit	0	0	0	330	432
Installment and other loans	2	3	2	7	34
	$7,102	$7,439	$874	$7,351	$10,445
December 31, 2015
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,109	$3,344
Non-owner occupied	0	0	0	7,856	8,600
Multi-family	0	0	0	233	385
Non-owner occupied residential	0	0	0	895	1,211
Acquisition and development:
Commercial and land development	0	0	0	5	19
Commercial and industrial	0	0	0	734	780
Residential mortgage:
First lien	1,952	1,984	271	2,856	3,369
Home equity - term	0	0	0	103	110
Home equity - lines of credit	22	23	10	568	688
Installment and other loans	8	9	8	9	35
	$1,982	$2,016	$289	$15,368	$18,541

The following tables summarize the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired, generally on a cash basis, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,650	$0	$2,336	$0
Non-owner occupied	6,979	0	2,900	0
Multi-family	212	0	369	0
Non-owner occupied residential	525	0	866	0
Acquisition and development:
Commercial and land development	2	0	224	132
Commercial and industrial	494	0	797	0
Residential mortgage:
First lien	4,366	8	4,280	15
Home equity - term	95	0	174	0
Home equity - lines of credit	334	0	599	0
Installment and other loans	10	0	20	0
	$14,667	$8	$12,565	$147

	Nine Months Ended September 30,
	2016		2015
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,891	$0	$2,749	$0
Non-owner occupied	7,334	0	2,120	0
Multi-family	221	0	452	0
Non-owner occupied residential	700	0	1,055	0
Acquisition and development:
Commercial and land development	3	0	313	137
Commercial and industrial	577	0	1,346	0
Residential mortgage:
First lien	4,587	25	4,771	33
Home equity - term	98	0	139	0
Home equity - lines of credit	474	0	562	0
Installment and other loans	14	0	23	0
	$15,899	$25	$13,530	$170

The following table presents impaired loans that are TDRs, with the recorded investment as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	8	$901	8	$793
	8	901	8	793
Nonaccruing:
Commercial real estate:
Non-owner occupied	1	6,095	0	0
Residential mortgage:
First lien	12	1,057	12	1,153
Installment and other loans	1	7	1	10
	14	7,159	13	1,163
	22	$8,060	21	$1,956
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
The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the three and nine months ended September 30, 2016 and 2015:

	2016			2015
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended September 30,
Commercial real estate:
Non-owner occupied	1	$6,095	$6,095	0	$0	$0
	1	$6,095	$6,095	0	$0	$0
Nine Months Ended September 30,
Commercial real estate:
Non-owner occupied	1	$6,095	$6,095	0	$0	$0
Residential mortgage:
First lien	1	257	257	1	59	0
	2	$6,352	$6,352	1	$59	$0
Certain loans modified during a period may no longer be outstanding at the end of the period if the loan was paid off.

The following table presents restructured loans, included in nonaccrual loans, that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2016 and 2015:

	2016		2015
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended September 30,
Residential mortgage:
First lien	0	$0	0	$0
	0	$0	0	$0
Nine Months Ended September 30,
Residential mortgage:
First lien	0	$0	4	$308
	0	$0	4	$308
No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on their delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2016 and December 31, 2015:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2016
Commercial real estate:
Owner-occupied	$109,958	$0	$0	$0	$0	$1,479	$111,437
Non-owner occupied	185,546	0	0	0	0	6,903	192,449
Multi-family	39,187	0	0	0	0	207	39,394
Non-owner occupied residential	56,252	0	0	0	0	507	56,759
Acquisition and development:
1-4 family residential construction	6,379	0	0	0	0	0	6,379
Commercial and land development	28,028	0	0	0	0	2	28,030
Commercial and industrial	86,828	100	0	0	100	564	87,492
Municipal	54,241	0	0	0	0	0	54,241
Residential mortgage:
First lien	130,243	345	453	0	798	3,457	134,498
Home equity - term	14,772	21	9	0	30	94	14,896
Home equity - lines of credit	113,448	382	75	39	496	330	114,274
Installment and other loans	7,187	7	9	0	16	9	7,212
	$832,069	$855	$546	$39	$1,440	$13,552	$847,061
December 31, 2015
Commercial real estate:
Owner-occupied	$101,395	$74	$0	$0	$74	$2,109	$103,578
Non-owner occupied	137,545	0	0	0	0	7,856	145,401
Multi-family	34,876	0	0	0	0	233	35,109
Non-owner occupied residential	53,280	0	0	0	0	895	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	0	9,364
Commercial and land development	41,236	0	98	0	98	5	41,339
Commercial and industrial	72,846	24	21	0	45	734	73,625
Municipal	57,511	0	0	0	0	0	57,511
Residential mortgage:
First lien	120,119	1,844	44	0	1,888	4,015	126,022
Home equity - term	17,200	34	0	0	34	103	17,337
Home equity - lines of credit	109,740	286	91	24	401	590	110,731
Installment and other loans	7,488	16	0	0	16	17	7,521
	$762,600	$2,278	$254	$24	$2,556	$16,557	$781,713

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
In addition to the quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. As of September 30, 2016 and December 31, 2015, the qualitative factors used by management to adjust the historical loss percentage to the allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:
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

Activity in the allowance for loan losses for the three months ended September 30, 2016 and 2015 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2016
Balance, beginning of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
Provision for loan losses	215	89	76	(7)	373	(119)	(3)	(122)	(1)	250
Charge-offs	0	0	0	0	0	(57)	(47)	(104)	0	(104)
Recoveries	124	0	2	0	126	96	42	138	0	264
Balance, end of period	$8,472	$676	$1,226	$54	$10,428	$2,626	$172	$2,798	$624	$13,850
September 30, 2015
Balance, beginning of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
Provision for loan losses	9	(684)	151	(2)	(526)	(54)	8	(46)	(31)	(603)
Charge-offs	(170)	0	(27)	0	(197)	(222)	(18)	(240)	0	(437)
Recoveries	64	604	17	0	685	34	6	40	0	725
Balance, end of period	$8,035	$640	$985	$117	$9,777	$2,676	$178	$2,854	$906	$13,537

Activity in the allowance for loan losses for the nine months ended September 30, 2016 and 2015 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	236	(174)	225	(4)	283	(8)	125	117	(150)	250
Charge-offs	(26)	0	(21)	0	(47)	(381)	(159)	(540)	0	(587)
Recoveries	379	0	10	0	389	145	85	230	0	619
Balance, end of period	$8,472	$676	$1,226	$54	$10,428	$2,626	$172	$2,798	$624	$13,850
September 30, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(804)	(639)	202	(66)	(1,307)	919	97	1,016	(312)	(603)
Charge-offs	(711)	(22)	(77)	0	(810)	(574)	(47)	(621)	0	(1,431)
Recoveries	88	604	54	0	746	69	9	78	0	824
Balance, end of period	$8,035	$640	$985	$117	$9,777	$2,676	$178	$2,854	$906	$13,537

The following table summarizes the ending loan balances individually evaluated for impairment based upon loan segment, as well as the related allowance for loan losses allocation for each at September 30, 2016 and December 31, 2015:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2016
Loans allocated by:
Individually evaluated for impairment	$9,096	$2	$563	$0	$9,661	$4,783	$9	$4,792	$0	$14,453
Collectively evaluated for impairment	390,943	34,407	86,929	54,241	566,520	258,885	7,203	266,088	0	832,608
	$400,039	$34,409	$87,492	$54,241	$576,181	$263,668	$7,212	$270,880	$0	$847,061
Allowance for loan losses allocated by:
Individually evaluated for impairment	$650	$0	$158	$0	$808	$64	$2	$66	$0	$874
Collectively evaluated for impairment	7,822	676	1,068	54	9,620	2,562	170	2,732	624	12,976
	$8,472	$676	$1,226	$54	$10,428	$2,626	$172	$2,798	$624	$13,850
December 31, 2015
Loans allocated by:
Individually evaluated for impairment	$11,093	$5	$734	$0	$11,832	$5,501	$17	$5,518	$0	$17,350
Collectively evaluated for impairment	327,170	50,698	72,891	57,511	508,270	248,589	7,504	256,093	0	764,363
	$338,263	$50,703	$73,625	$57,511	$520,102	$254,090	$7,521	$261,611	$0	$781,713
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$281	$8	$289	$0	$289
Collectively evaluated for impairment	7,883	850	1,012	58	9,803	2,589	113	2,702	774	13,279
	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania. The Bank also files an income tax return in the State of Maryland. The Company is no longer subject to U.S. federal, state or local income tax examination by tax authorities for years before 2013.
The components of income tax expense for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Current year provision (benefit):
Federal	$1,066	$(104)	$1,192	$(63)
State	8	(1)	5	7
	1,074	(105)	1,197	(56)
Deferred tax expense (benefit):
Federal	(948)	561	(216)	1,538
State	(1)	6	10	16
	(949)	567	(206)	1,554
Net income tax expense	$125	$462	$991	$1,498

The provision for income taxes includes zero and $10,000 of applicable income tax expense related to net security gains for the three months ended September 30, 2016 and 2015. The provision for income taxes includes $483,000 and $669,000 of applicable income tax expense related to net securities gains for the nine months ended September 30, 2016 and 2015.
In the third quarter of 2016, the Company reassessed its estimated annual effective tax rate and changed the federal statutory rate from 35% to 34%, effective January 1, 2016, to reflect management's assessment that it will not be in the higher tax bracket. As a result, income tax expense reported for the first nine months was adjusted to reflect the change in tax rates and resulted in an increase in deferred income tax expense of $176,000, which was charged to the third quarter. This amount is comprised of $235,000 of additional income tax for the six months ended June 30, 2016 and $59,000 benefit for the three months ended September 30, 2016 from the application of the new rate to existing deferred balances.
The components of the net deferred tax asset, included in other assets, are as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$5,059	$5,111
Deferred compensation	532	547
Retirement plans and salary continuation	1,904	1,824
Share-based compensation	521	343
Off balance sheet reserves	301	218
Nonaccrual loan interest	415	246
Goodwill	99	124
Bonus accrual	127	359
Low income housing credit carryforward	1,900	1,652
Alternative minimum tax credit carryforward	3,648	2,195
Charitable contribution carryforward	50	211
Net operating loss carryforward	2,591	4,431
Other	420	182
Total deferred tax assets	17,567	17,443
Deferred tax liabilities:
Depreciation	719	815
Net unrealized gains on securities available for sale	2,646	646
Mortgage servicing rights	704	669
Purchase accounting adjustments	320	352
Other	192	181
Total deferred tax liabilities	4,581	2,663
Net deferred tax asset	$12,986	$14,780
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
As of September 30, 2016, the Company had charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2019, 2036 and 2032, respectively.
In assessing whether or not some or all of our deferred tax asset is more likely than not to be realized in the future, management considers all positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of deferred tax assets is dependent upon existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred tax assets would be realized, and that no valuation allowance was required at September 30, 2016 or December 31, 2015.

NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans, the purpose of which are to provide officers, employees, and non-employee members of the Board of Directors of the Company and the Bank, with additional incentive to further the success of the Company. In May 2011, the shareholders of the Company approved the 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the “Plan”). Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. As of September 30, 2016, 132,945 shares were available to be issued under the Plan.
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
A roll forward of the Company’s nonvested restricted shares for the nine months ended September 30, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	197,381	$16.17
Granted	50,045	18.12
Forfeited	(3,583)	16.91
Vested	(12,500)	15.97
Nonvested shares, at period end	231,343	$16.59
For the three months ended September 30, 2016 and 2015, $266,000 and $229,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $85,000 and $80,000 for the respective periods. For the nine months ended September 30, 2016 and 2015, $762,000 and $525,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $259,000 and $184,000 for the respective periods. As of September 30, 2016 and December 31, 2015, the unrecognized compensation expense related to the stock awards were $2,321,000 and $2,293,000. The unrecognized compensation expense at September 30, 2016 is expected to be recognized over a weighted-average period of 2.6 years.
The intrinsic value of restricted share awards that vested during the period totaled $237,000 for the nine months ended September 30, 2016.

A roll forward of the Company’s outstanding stock options for the nine months ended September 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	101,460	$28.72
Forfeited	(2,725)	25.78
Expired	(18,265)	35.11
Options outstanding and exercisable, at period end	80,470	$27.36
The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. All options are fully vested upon issuance. Information pertaining to options outstanding and exercisable at September 30, 2016 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	35,099	3.66	$21.47
$25.00 - $29.99	2,792	3.50	25.76
$30.00 - $34.99	35,231	1.18	31.34
$35.00 - $37.59	7,348	2.81	37.08
$21.14 - $37.59	80,470	2.49	$27.36

The options outstanding and exercisable had no intrinsic value at September 30, 2016 and December 31, 2015 as each exercise price exceeded the market value.
The Company also maintains an employee stock purchase plan, in order to provide employees of the Company and its subsidiaries an opportunity to purchase stock of the Company. Under the employee stock purchase plan, eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, up to the IRS limit, at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock, after making adjustments for stock dividends and a stock split, to be issued under the employee stock purchase plan. As of September 30, 2016, 186,004 shares were available to be issued under the employee stock purchase plan. Employees purchased 3,873 and 3,341 shares at a weighted average price of $16.68 and $15.91 for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, employees purchased 6,334 and 6,305 shares at a weighted average price of $16.64 and $15.83. Compensation expense recognized on the employee stock purchase plan totaled $14,000 and $5,000 for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, compensation expense recognized on the employee stock purchase plan totaled $17,000 and $8,000.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2016 and December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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
As of September 30, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s actual capital ratios as of September 30, 2016 and December 31, 2015, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$138,574	14.9%	$74,381	8.0%	n/a	n/a
Orrstown Bank	124,299	13.4%	74,322	8.0%	$92,902	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	126,876	13.7%	55,786	6.0%	n/a	n/a
Orrstown Bank	112,610	12.1%	55,741	6.0%	74,322	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	126,876	13.7%	41,839	4.5%	n/a	n/a
Orrstown Bank	112,610	12.1%	41,806	4.5%	60,386	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	126,876	9.6%	52,847	4.0%	n/a	n/a
Orrstown Bank	112,610	8.5%	52,851	4.0%	66,064	5.0%
December 31, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,562	15.8%	$68,078	8.0%	n/a	n/a
Orrstown Bank	118,671	14.0%	68,027	8.0%	$85,034	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	51,058	6.0%	n/a	n/a
Orrstown Bank	107,942	12.7%	51,021	6.0%	68,027	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	38,294	4.5%	n/a	n/a
Orrstown Bank	107,942	12.7%	38,265	4.5%	55,272	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	123,825	9.8%	50,684	4.0%	n/a	n/a
Orrstown Bank	107,942	8.5%	50,695	4.0%	63,368	5.0%

On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of September 30, 2016, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.

NOTE 7. EARNINGS PER SHARE
Earnings per share for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Net income	$1,442	$2,461	$4,700	$6,425
Weighted average shares outstanding (basic)	8,056	8,119	8,060	8,115
Impact of common stock equivalents	93	38	82	28
Weighted average shares outstanding (diluted)	8,149	8,157	8,142	8,143
Per share information:
Basic earnings per share	$0.18	$0.30	$0.58	$0.79
Diluted earnings per share	0.18	0.30	0.58	0.79

Stock options amounting to 81,000 and 102,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2016 and 2015 as their exercise would have been antidilutive as the exercise price exceeded the average market value. Stock options amounting to 93,000 and 112,000 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2016 and 2015 as their exercise would have been antidilutive as the exercise price exceeded the average market value.

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

	Contract or Notional Amount
(Dollars in thousands)	September 30, 2016	December 31, 2015
Commitments to fund:
Revolving, open ended home equity loans	$122,959	$110,473
1-4 family residential construction loans	10,624	6,153
Commercial real estate, construction and land development loans	44,765	14,174
Commercial, industrial and other loans	122,136	84,480
Standby letters of credit	7,865	6,510
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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The current amount of liability, as of September 30, 2016 and December 31, 2015, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $862,000 and $472,000 at September 30, 2016 and December 31, 2015 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended September 30, 2016 and 2015, $91,000 and $(45,000) was expensed (recovered) through noninterest expense for this exposure and for the nine months ended September 30, 2016 and 2015, the amount expensed (recovered) was $390,000 and $(30,000).
The Company has sold loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of total loans sold under the MPF Program with limited recourse was $38,538,000 and $44,124,000 at September 30, 2016 and December 31, 2015, with limited recourse back to the Company on these loans of $8,199,000 and $8,230,000 at these dates. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The Company is in the process of foreclosing on loans sold under the MPF Program or recovering amounts previously charged off, with a resulting net charge (recovery) of $0 and $(32,000) for the three months ended September 30, 2016 and 2015, and of $(112,000) and $127,000 for the nine months ended September 30, 2016 and 2015. These amounts, charged to other expenses represent an estimate of the Company’s loss under its recourse exposure.
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
The Company had no fair value liabilities measured on a recurring basis at September 30, 2016 and December 31, 2015. A summary of assets at September 30, 2016 and December 31, 2015, measured at estimated fair value on a recurring basis was as follows:

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2016
Securities available for sale:
U.S. Government Agencies	$0	$41,869	$0	$41,869
States and political subdivisions	0	130,399	0	130,399
U.S. Government Sponsored enterprises (GSE) residential mortgage-backed securities	0	123,881	0	123,881
GSE residential collateralized mortgage obligations (CMOs)	0	72,698	0	72,698
Private label CMOs	0	5,977	0	5,977
Total debt securities	0	374,824	0	374,824
Equity securities	0	78	0	78
Total securities	$0	$374,902	$0	$374,902

December 31, 2015
Securities available for sale:
U.S. Government Agencies	$0	$47,227	$0	$47,227
States and political subdivisions	0	125,961	0	125,961
GSE residential mortgage-backed securities	0	132,349	0	132,349
GSE residential collateralized mortgage obligations (CMOs)	0	15,843	0	15,843
GSE commercial CMOs	0	63,770	0	63,770
Private label CMOs	0	8,901	0	8,901
Total debt securities	0	394,051	0	394,051
Equity securities	0	73	0	73
Total securities	$0	$394,124	$0	$394,124
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans
The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the allowance for loan losses or partial charge-offs were $2,695,000 and $2,246,000 at September 30, 2016 and December 31, 2015. Changes in the fair value of impaired loans for those still held at September 30, considered in the determination as to the provision for loan losses, totaled $684,000 and $75,000 for the three months ended September 30, 2016 and 2015, and $815,000 and $766,000 for the nine months ended September 30, 2016 and 2015.
Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at September 30, 2016 and December 31, 2015 were $204,000 and $129,000. Changes in the fair value of foreclosed real estate for those still held at September 30, charged to real estate expenses, totaled $42,000 and $21,000 for the three months ended September 30, 2016 and 2015, and totaled $109,000 and $21,000 for the nine months ended September 30, 2016 and 2015.
Mortgage Servicing Rights
The fair value of mortgage servicing rights is estimated to be equal to its carrying value, unless the quarterly valuation model calculates the present value of the estimated net servicing income is less than its carrying value, in which case a lower of cost or fair value charge is taken. As of September 30, 2016 and December 31, 2015, a $139,000 and $0 lower of cost or fair value reserve existed on the mortgage servicing right portfolio. For the three and nine months ended September 30, 2016, impairment charges of $128,000 and $139,000 were recorded.

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2016
Impaired loans	$9,841	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 68% discount
			Management adjustments for liquidation expenses	0% - 41% discount
Foreclosed real estate	149	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	15% - 100% discount
			Management adjustments for liquidation expenses	3% - 6% discount
Mortgage servicing rights	2,532	Discounted cash flows	Weighted average CPR	12.80%
			Discount rate	9.55%
December 31, 2015
Impaired loans	$4,757	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 70% discount
			Management adjustments for liquidation expenses	6% - 44% discount
Foreclosed real estate	175	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 20% discount
			Management adjustments for liquidation expenses	5% - 6% discount

A summary of assets at September 30, 2016 and December 31, 2015, measured at estimated fair value on a nonrecurring basis was as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2016
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$823	$823
Non-owner occupied	0	0	6,181	6,181
Multi-family	0	0	207	207
Non-owner occupied residential	0	0	425	425
Acquisition and development:
Commercial and land development	0	0	2	2
Commercial and industrial	0	0	66	66
Residential mortgage:
First lien	0	0	1,980	1,980
Home equity - lines of credit	0	0	150	150
Installment and other loans	0	0	7	7
Impaired loans, net	$0	$0	$9,841	$9,841

Foreclosed real estate
Residential	$0	$0	$127	$127
Commercial and land development	0	0	22	22
Total foreclosed real estate	$0	$0	$149	$149

Mortgage servicing rights	$0	$2,532	$0	$2,532

December 31, 2015
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$881	$881
Non-owner occupied	0	0	736	736
Multi-family	0	0	233	233
Non-owner occupied residential	0	0	570	570
Acquisition and development:
Commercial and land development	0	0	5	5
Residential mortgage:
First lien	0	0	2,094	2,094
Home equity - lines of credit	0	0	229	229
Installment and other loans	0	0	9	9
Impaired loans, net	$0	$0	$4,757	$4,757

Foreclosed real estate
Residential	$0	$0	$101	$101
Commercial and land development	0	0	74	74
Total foreclosed real estate	$0	$0	$175	$175

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
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Financial Assets
Cash and due from banks	$17,787	$17,787	$17,787	$0	$0
Interest bearing deposits with banks	19,854	19,854	19,854	0	0
Restricted investments in bank stocks	6,615	n/a	n/a	n/a	n/a
Securities available for sale	374,902	374,902	0	374,902	0
Loans held for sale	3,956	4,066	0	4,066	0
Loans, net of allowance for loan losses	833,211	847,597	0	0	847,597
Accrued interest receivable	3,690	3,690	0	1,869	1,821
Financial Liabilities
Deposits	1,133,332	1,140,146	0	1,140,146	0
Short-term borrowings	42,852	42,852	0	42,852	0
Long-term debt	24,247	25,162	0	25,162	0
Accrued interest payable	350	350	0	350	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2015
Financial Assets
Cash and due from banks	$11,412	$11,412	$11,412	$0	$0
Interest bearing deposits with banks	16,928	16,928	16,928	0	0
Restricted investments in bank stocks	8,720	n/a	n/a	n/a	n/a
Securities available for sale	394,124	394,124	0	394,124	0
Loans held for sale	5,917	6,045	0	6,045	0
Loans, net of allowance for loan losses	768,145	776,067	0	0	776,067
Accrued interest receivable	3,845	3,845	0	2,257	1,588
Financial Liabilities
Deposits	1,032,167	1,032,265	0	1,032,265	0
Short-term borrowings	89,156	89,156	0	89,156	0
Long-term debt	24,495	25,357	0	25,357	0
Accrued interest payable	366	366	0	366	0
Off-balance sheet instruments	0	0	0	0	0

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
The allegations of SEPTA’s proposed second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the Commission. On September 27, 2016, the Company entered into a settlement agreement with the Commission resolving the investigation of accounting and related matters at the Company for the periods ended June 30, 2010, to December 31, 2011. As part of the settlement of the Commission’s administrative proceedings and pursuant to the cease-and-desist order, without admitting or denying the Commission’s findings, the Company, its Chief Executive Officer, its former Chief Financial Officer, its former Executive Vice President and Chief Credit Officer and its Chief Accounting Officer, agreed to pay civil money penalties to the Commission. The Company agreed to pay a civil money penalty of $1,000,000. The Company had previously established a reserve for that amount which was expensed in the second fiscal quarter of 2016.
On September 27, 2016, the Orrstown Defendants filed with the Court a Notice of Subsequent Event in Further Support of their Motion to Dismiss the Second Amended Complaint, regarding the settlement with the Commission. The Notice attached a copy of the Commission’s cease-and-desist order and briefly described what the Company believes are the most salient terms of the neither-admit-nor-deny settlement. On September 29, 2016, SEPTA filed a Response to the Notice, in which SEPTA argued that the settlement with the Commission did not support dismissal of the second amended complaint.
The Company believes that the allegations of SEPTA’s second amended complaint are without merit and intends to vigorously defend itself against those claims. Given that the SEPTA litigation is still in the pleading stage, it is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiary, Orrstown Bank. At September 30, 2016, the Company had total assets of $1,354,154,000, total liabilities of $1,214,359,000 and total shareholders’ equity of $139,795,000.
The U.S. economy is in its eighth year of recovery. The average pace of economic growth has been well below the pace experienced in prior economic expansions. Unemployment has remained around the Federal Open Market Committee’s 5.0% estimate of full employment for the last year and headline inflation is starting to creep higher as the effects of prior year’s falling energy prices dissipate. Corporate profitability for publicly traded companies continues to decline which has led to a cut back in hiring and business investment. In addition, most of the rest of the world’s developed economies appear to be struggling to increase their pace of economic growth which has resulted in volatile markets. U.S. manufacturing has been struggling since the dollar strengthened in 2014. While the dollar weakened in the first half of 2016, it has recently strengthened again in anticipation of additional increases in the Federal Funds rate. The FRB has repeatedly delayed their plans to tighten monetary policy due to the slowing pace of growth and increased uncertainty.
Caution About Forward Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting management’s current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions; and other risks and uncertainties, including those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2016 and March 31, 2016, and this Quarterly Report on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the Commission. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.
The following is a discussion of our consolidated financial condition at September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
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
The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. In the third quarter of 2016, the Company reassessed its estimated annual effective tax rate and changed it from 35% to 34%, to reflect management's assessment that it will not be in the higher tax bracket. As a result, income tax expense recorded for the first nine months was adjusted to reflect the changes in tax rates and resulted in an increase in deferred income tax expense of $176,000, which was charged to the third quarter. Future tax rate changes could occur that would require the recognition of income or expense in the statement of operations in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management’s judgment it is “more likely than not” that some portion of the asset will not be realized. Management may need to modify its judgment in this regard, from one period to another, should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the net deferred taxes would be realized.
Readers of the Consolidated Financial Statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 2016 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2015
Summary
The Company recorded net income of $1,442,000 for the third quarter of 2016 compared to net income of $2,461,000 for the same period in 2015. Diluted earnings per share amounted to $0.18 for the three months ended September 30, 2016, compared to $0.30 for the same period in 2015. The results of operations for the three months ended September 30, 2016 were negatively influenced by a $250,000 provision for loan losses, as compared to a negative provision, or recovery of amounts previously provided, of $603,000 for the same period in the prior year. Net interest income totaled $9,234,000 for the three months September 30, 2016, an increase of 6.0% over the same period in 2015.
Net Interest Income
Net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities, is the primary component of the Company’s revenue. Interest-earning assets include loans, securities and federal funds sold. Interest bearing liabilities include deposits and borrowed funds. To compare the tax-

exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 34% federal corporate tax rate for 2016, and 35% in 2015, reflective of the change in the Company's estimated incremental tax rate.
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
For the three months ended September 30, 2016, net interest income measured on a fully tax equivalent basis increased $479,000, or 5.2%, to $9,689,000 from $9,210,000 in the corresponding period in 2015. A primary reason for the increase in net interest income was the 4.4% increase in interest earning assets complemented by an increase in net interest margin of 3 basis points.
Interest income earned on loans increased from $8,183,000 for the quarter ended September 30, 2015 to $8,860,000 for the same period in 2016, a $677,000 increase. The reason for the increase was an increase in the average balance of loans from $756,271,000 for the third quarter of 2015 to $844,547,000 for the same period in 2016, partially offset by a decrease in the average rate earned from 4.29% in the quarter ended September 30, 2015 to 4.17% in the same period in 2016. Favorable market conditions and the addition of several seasoned loan officers resulted in favorable loan growth. However, new loans added were generally at lower interest rates than the existing portfolio, resulting in a 12 basis point reduction in yield.
Securities interest income increased $29,000 to $2,207,000 for the quarter ended September 30, 2016, from $2,178,000 for the same period in 2015. Despite lower average balances, the increase resulted from the average tax equivalent yields on securities increasing from 2.16% for the three months ended September 30, 2015 to 2.45% for the corresponding period in the current year. The increase in yields resulted from a higher composition of tax free securities, and the higher tax-equivalent yields associated with them. The decrease in the average balance of securities is the result of sales and pay downs on securities available for sale used to fund loan growth which impacted averages.
Interest expense on deposits and borrowings for the three months ended September 30, 2016 was $1,420,000, an increase of $248,000, from $1,172,000 in the same period in 2015. The Company has been able to gather both non-interest bearing and interest bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships which resulted in an increase in average interest-bearing deposits. Our cost of funds on interest-bearing liabilities increased to 0.56% for the quarter ended September 30, 2016 from 0.48% for the same period in 2015. Influencing the cost of funds was $108,000 of accelerated interest expense on the call of brokered certificates of deposits issued by the Company during the three months ended September 30, 2016. Additionally, the cost of interest bearing liabilities is influenced by changes in short-term interest rates.
The Company’s net interest spread of 3.04% increased 1 basis point in the quarter ended September 30, 2016 as compared to the same period in 2015. Net interest margin was 3.14% for the quarter ended September 30, 2016, a 3 basis point increase from 3.11% for the quarter ended September 30, 2015. Despite higher average balances in loans during the three months ended September 30, 2016 as compared to 2015 and a 25 basis point increase in the prime lending rate between the two periods, the flattening yield curve affected the Company's net interest margin for the period. Payments on and maturities of existing loans were reinvested at lower rates due to competitive market conditions. The increase on securities yields helped increase the average yield earned on interest earning assets for the three months ended September 30, 2016 as compared to 2015 and helped expand the net interest margin slightly over the same period in 2015.

The table below presents net interest income on a fully taxable equivalent basis (FTE), net interest spread and net interest margin for the quarters ended September 30, 2016 and 2015.

	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$23,330	$42	0.72%	$18,824	$21	0.44%
Securities	358,259	2,207	2.45	399,163	2,178	2.16
Loans	844,547	8,860	4.17	756,271	8,183	4.29
Total interest-earning assets	1,226,136	11,109	3.60	1,174,258	10,382	3.51
Other assets	102,828			90,874
Total	$1,328,964			$1,265,132
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$584,257	$330	0.22	$487,710	$226	0.18
Savings deposits	90,790	36	0.16	83,861	34	0.16
Time deposits	279,006	929	1.32	285,125	719	1.00
Short term borrowings	33,912	21	0.25	94,071	85	0.36
Long term debt	24,295	104	1.70	24,621	108	1.74
Total interest bearing liabilities	1,012,260	1,420	0.56	975,388	1,172	0.48
Non-interest bearing demand deposits	161,874			146,954
Other	14,515			11,642
Total Liabilities	1,188,649			1,133,984
Shareholders’ Equity	140,315			131,148
Total	$1,328,964			$1,265,132
Net interest income (FTE)/net interest spread		9,689	3.04%		9,210	3.03%
Net interest margin			3.14%			3.11%
Tax-equivalent adjustment		(455)			(497)
Net interest income		$9,234			$8,713

NOTES:	(1) Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 34% tax rate in 2016 and a 35% tax rate in 2015.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Provision for Loan Losses
The Company recorded a provision for loan losses of $250,000 during the three months ended September 30, 2016, compared to a negative provision, or reversal of amounts previously provided, of $603,000 for the same period in 2015. In calculating the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses. The provision for loans losses of $250,000 for the three months ended September 30, 2016 is reflective of a growing loan portfolio, loan risk ratings migration, a specific reserve on one relationship, and other qualitative factors. The negative provision in the third quarter of 2015 is the result of a recovery on a loan with prior charge-offs totaling $603,000.
See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income
Noninterest income for the three months ended September 30, 2016, excluding securities gains, totaled $4,568,000, a decrease of 4.9% from the $4,802,000 earned in the same period in 2015. Several factors contributed to the net decrease in noninterest income, the components of which, varied during the three months ended September 30, 2016 compared to the same period in 2015, as noted below.

•
Other service charges, commissions and fees totaled $188,000 for the three months ended September 30, 2016, a $398,000 decrease from the same period in 2015. Favorably influencing 2015 results were incremental gains on the sales of SBA and USDA loans totaling $177,000 for three months, and higher loan fees totaling $187,000 for the same period in 2015 as compared to the current period.

•
Mortgage banking activities generated revenue of $1,012,000 for the three months ended September 30, 2016, compared to $837,000 for the corresponding period in 2015. Favorable interest rate conditions have supported increased new home purchases and refinancing activity resulting in the favorable increase in mortgage banking activities revenues during the year. However, the increased refinancing activity impacted the prepayment speeds on our mortgage servicing rights portfolio, and resulted in an impairment charge of $128,000 for three months ended September 30, 2016, with no corresponding charge in 2015.

•
Trust department and brokerage income totaled $1,706,000 for the three months ended September 30, 2016, and represented a 5.0% increase in the quarter-to-date period as compared to the same period in 2015. A comparison of trust and brokerage income indicates that increased estate fees were able to offset lower brokerage income.

•
Other income totaled $20,000 for the three months ended September 30, 2016, representing a decline of $84,000 from the $104,000 earned in the same period in 2015. Contributing to the decline was lower gains on sale of other real estate owned for the three months ended September 30, 206 compared to the same period in 2015.

Securities gains totaled $0 for the three months ended September 30, 2016, compared to $29,000 for the same period in 2015. Asset/liability management strategies and interest rate conditions resulted in gains on sales of securities for the three months ended September 30, 2015.
Noninterest Expenses
Noninterest expenses totaled $11,985,000 for the three months ended September 30, 2016, compared to $11,224,000 for the corresponding prior year period, an increase of 6.8%. The following factors contributed to the net increase in noninterest expense.

•
Salaries and employee benefits totaled $6,823,000 for the three months ended September 30, 2016 compared to $6,051,000 for the same period in 2015, an increase of 12.8%. The higher salary expenses in 2016 were due to additional employees, including customer-facing bankers in the markets targeted for expansion as well as merit increases. Employee benefit costs also rose as additional medical expense was incurred for new employees and increased claim activity, as well as higher costs associated with supplemental executive compensation and additional share-based awards granted in 2016.

•
Consistent with the Bank’s recent growth strategy in which new facilities were acquired in Berks, Cumberland, Dauphin and Lancaster counties, the Bank has experienced increases in occupancy expenses. For the three months ended September 30, 2016, these costs totaled $683,000, compared to $529,000 for the corresponding period in 2015.

•
In the third quarter of 2016, the Federal Deposit Insurance Corporation ("FDIC") lowered the assessment rate on banks requiring their insurance, given the surplus accumulated in their fund. The Company benefited from the lower assessment, which lowered the cost of FDIC insurance to $143,000 for the three months ended September 30, 2016, compared to $201,000 for the same period in 2015.

•
Legal fees for the three months ended September 30, 2016 totaled $298,000, and decreased from $427,000 for the corresponding period in the prior year. In the third quarter of 2015, the Company had higher than normal legal expenses as it attended to legal matters, including the outstanding litigation against the Company and an ongoing investigation with the Commission which began in the second quarter of 2015. The SEC matter settled in September 2016, and the legal services associated with it in 2016 have been less than the heightened levels in 2015.

•
Collection and problem loan expense for the three months ended September 30, 2016 and 2015 totaled $39,000 and $108,000, with the decrease in expense reflecting the lower level of classified loans that are being worked by the Company. However, we have seen an increase in other real estate owned properties, which has led to an increase in these costs from $42,000 for the three months ended September 30, 2015 to $94,000 for the corresponding period in 2016.

•
Taxes, other than income, totaled $186,000 for the three months ended September 30, 2016, representing a decrease of $53,000 for the three month period compared to the same period in 2015. The lower expense for the three months ended September 30, 2016 as compared to the corresponding period in 2015 is a result of filing PA Bank Shares tax return in the third quarter and adjusting the balances.

The Company’s efficiency ratio increased for the three months ended September 30, 2016 to 83.2% compared to 79.6% for the same period in 2015. The higher, or less favorable, ratio between the two periods was primarily the result of the increase in noninterest expense which outpaced the growth in net interest and noninterest income. The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization, other real estate income and expenses and the regulatory settlement charge.
Income Tax Expense
Income tax expense totaled $125,000 for the three months ended September 30, 2016, for an effective tax rate of 8.0%, compared to $462,000, or 15.8% of pre-tax income, for the same period in 2015. The Company’s effective tax rate is significantly less than the federal statutory rate of 34% principally due to tax-free income, including interest earned on tax-free loans and securities, earnings on the cash surrender value of life insurance policies, offset by non-tax deductible expenses. The lower effective tax rate for the three months ended September 30, 2016 compared to the corresponding period in 2015 and the prior quarter's effective tax rate of 27.1% resulted from a lower projected annual tax rate for the year than at the end of the second quarter of 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015
Summary
The Company recorded net income of $4,700,000 for the nine months ended September 30, 2016 compared to net income of $6,425,000 for the same period in 2015. Diluted EPS for the nine months ended September 30, 2016 were $0.58, compared to $0.79 for the nine months ended September 30, 2015. The results of operations for the nine months ended September 30, 2016 were influenced by a $250,000 provision for loan losses, as compared to a negative provision, or recovery of amounts previously provided, of $603,000 for the same period in the prior year. In addition, the payment by the Company of a civil money penalty of $1,000,000 to settle the Commission's administrative proceedings against the Company also had a negative impact on 2016 results in comparison to 2015. Net interest income positively influenced results of operations, and was $26,835,000 for the nine months ended September 30, 2016, a 4.7% increase compared to the same period in 2015.

Net Interest Income
For the nine months ended September 30, 2016, net interest income measured on a fully tax equivalent basis increased $1,484,000 to $28,259,000 from $26,775,000 in the corresponding period in 2015. The primary reason for the increase in net interest income was an increase in the average balance of loans and average rates earned on securities, offset partially by a higher average balance of interest bearing liabilities and higher cost of funds on them.
Interest income earned on loans increased $1,946,000 from $23,805,000 for the nine months ended September 30, 2015 to $25,751,000 for the same period in 2016. The primary reason for the increase was growth in the average loan balance from $738,204,000 for the nine months ended September 30, 2015 to $821,528,000 for the same period in 2016, offset partially by a 12 basis point decrease in the yield on loans to 4.19% for the nine months ended September 30, 2016. A combination of cash received as payments and payoffs of loans with higher rates paying off and new loans made at lower rates due to competitive market conditions has led to the decrease in lower average interest rates earned on loans.
Securities interest income increased $413,000 to $6,374,000 for the nine months ended September 30, 2016, from $5,961,000 for the same period in 2015. The average balance of securities decreased from $375,212,000 for the nine months ended September 30, 2015 to $350,975,000 for the same period in 2016. The increase in interest income on securities was positively affected by a higher composition of tax free securities and higher tax equivalent yields associated with them, and resulted in an after-tax yield earned on securities of 2.43% in 2016 compared to 2.12% for the same period in 2015. The decrease in the average balance of securities for the nine month period is primarily the result of sales and pay downs used to fund loan growth. Increases on yields on securities helped increase the average yield earned on interest earning assets in 2016.
Interest expense on deposits and borrowings for the nine months ended September 30, 2016 was $4,052,000, an increase of $997,000, from $3,055,000 in the same period in 2015. The Company has been able to gather both non-interest bearing and interest bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The additional deposits that the Company obtained in the first nine months of 2016 were used to pay down short-term borrowings and fund a portion of the loan growth. The Company’s cost of funds on interest bearing liabilities has increased to 0.54% for the nine months ended September 30, 2016 from 0.43% for the same period in 2015. The higher rate paid was primarily for intermediate term brokered deposits that were acquired in the latter half of 2015 to protect the Bank’s earnings from a rising rate environment. Rates fell in 2016, and as a result, the Company elected to call a portion of these brokered deposits which accelerated interest expense on them by $108,000 that was recorded in the third quarter of 2016. Additionally, the cost of interest bearing liabilities is influenced by changes in short-term interest rates.
The Company’s net interest spread of 3.02% decreased 7 basis points for the nine months ended September 30, 2016 as compared to the same period in 2015. Net interest margin for the nine months ended September 30, 2016 was 3.12%, a 4 basis point decrease from 3.16% for the nine months ended September 30, 2015. Despite higher average balances in loans during the nine months ended September 30, 2016 as compared to 2015, the effect of the flattening yield curve negatively impacted the Company's net interest margin for the period. Maturing loans were reinvested at lower rates due to competitive market conditions. The increase on securities yields helped increase the average yield earned on interest earnings assets for the nine months ended September 30, 2016 as compared to 2015, but it was not enough to offset increased funding costs.
The table that follows shows average balances and interest yields on a fully taxable equivalent basis (FTE) for the nine months ended September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$38,964	$186	0.64%	$20,901	$64	0.41%
Securities	350,975	6,374	2.43	375,212	5,961	2.12
Loans	821,528	25,751	4.19	738,204	23,805	4.31
Total interest-earning assets	1,211,467	32,311	3.56	1,134,317	29,830	3.52
Other assets	98,517			85,221
Total	$1,309,984			$1,219,538
Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$549,385	$861	0.21	$498,028	$671	0.18
Savings deposits	89,948	107	0.16	85,284	102	0.16
Time deposits	294,627	2,657	1.20	250,554	1,763	0.94
Short term borrowings	52,619	112	0.28	89,189	226	0.34
Long term debt	24,377	315	1.73	21,842	293	1.79
Total interest bearing liabilities	1,010,956	4,052	0.54	944,897	3,055	0.43
Non-interest bearing demand deposits	147,161			132,731
Other	13,699			11,146
Total Liabilities	1,171,816			1,088,774
Shareholders’ Equity	138,168			130,764
Total	$1,309,984			$1,219,538
Net interest income (FTE)/net interest spread		28,259	3.02%		26,775	3.09%
Net interest margin			3.12%			3.16%
Tax-equivalent adjustment		(1,424)			(1,149)
Net interest income		$26,835			$25,626

NOTES:	(1) Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 34% tax rate in 2016 and a 35% tax rate in 2015.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Provision for Loan Losses
The Company recorded a provision for loan losses of $250,000 for the nine month period ended September 30, 2016 compared to a negative provision, or reversal of amounts previously provided, of $603,000 for the nine months ended September 30, 2015. In calculating the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the allowance for loan losses. The provision for loans losses of $250,000 for the nine months ended September 30, 2016 is reflective of a growing loan portfolio, loan risk ratings migration, a specific reserve on one relationship, and other qualitative factors. The negative provision in the third quarter of 2015 is the result of a recovery on a loan with prior charge-offs totaling $603,000.
See further discussion in the “Allowance for Loan Losses” section.
Noninterest Income
Noninterest income, excluding securities gains, totaled $13,350,000 for the nine months ended September 30, 2016, compared to $13,171,000 for the same period in 2015. Several factors contributed to the net change in noninterest income for the first nine months of 2016 compared to the same period in 2015, as noted below.

•
The Company experienced an increase in service charges on deposit accounts of $172,000 for the nine months ended September 30, 2016 to $4,045,000 compared to the corresponding period in 2015, due principally to revenues generated from new cash management product offerings and higher interchange fees associated with increased usage by our customers.

•
Other service charges, commissions and fees totaled $637,000 for the nine months ended September 30, 2016, a $387,000 decrease from the same period in 2015. Favorably influencing 2015 results were incremental gains on the sales of SBA and USDA loans totaling $203,000 for three months, and higher loan fees totaling $191,000 for the same period in 2015.

•
Trust department income totaled $3,771,000 for the nine months ended September 30, 2016, and represented a 7.2% increase in the year-to-date period. The increased revenue was attributed to estate settlements, as well as some new business added.

•
Mortgage banking activities generated revenue of $2,381,000 for the nine months ended September 30, 2016, compared to $2,150,000 for the corresponding periods in 2015. Favorable interest rate conditions have supported increased new home purchases and refinancing activity resulting in the favorable increase in mortgage banking activities revenues during the year. The increased refinancing activity impacted the prepayment speeds on our mortgage servicing rights portfolio, and resulted in incremental impairment charges of $167,000 for nine months ended September 30, 2016 in comparison to 2015.

•
Other income totaled $221,000 for the nine months ended September 30, 2016, representing a decline of 34.6% from the $338,000 earned in the same period in 2015. The primary reason for the decrease is gains on sales of other real estate owned, which were $107,000 lower in the nine months ended September 30, 2016 compared to the same period in 2015.

Securities gains totaled $1,420,000 for the nine months ended September 30, 2016 compared to $1,911,000 for the same period in 2015. For all periods in which securities were sold, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to accelerate earnings on securities through gains, while also meeting the funding requirements of current and anticipated lending activity.
Noninterest Expenses
Noninterest expenses totaled $35,664,000 for the nine months ended September 30, 2016, compared to $33,388,000 for the corresponding prior year period. The changes in certain components of noninterest expenses for the nine months ended September 30, 2016 and 2015, are described below.

•
Salaries and employee benefits totaled $19,318,000 for the nine months ended September 30, 2016, compared to $18,109,000 for the same period in 2015. Excluding the impact of severance costs of $63,000 and $360,000 for the nine months ended September 30, 2016 and 2015, salaries and benefits increased 8.5% for the nine month period in 2016, compared to 2015. The higher salary expenses in 2016 were due to additional employees, including customer facing bankers in the markets targeted for expansion as well as merit increases. Employee benefit costs also rose as additional medical expense was incurred for new employees and increased claim activity, as well as higher costs associated with supplemental executive compensation and additional share-based awards granted in 2016.

•
Consistent with the Bank’s recent growth strategy in which new facilities were acquired in Berks, Cumberland, Dauphin and Lancaster counties, the Bank has experienced increases in occupancy, furniture and equipment expenses. For the nine months ended September 30, 2016, these costs totaled $4,117,000, compared to $3,980,000 for the corresponding period in 2015.

•
Data processing costs of $1,686,000 for the nine months ended September 30, 2016, increased $113,000, or 7.2%, compared to $1,573,000 for the same period in 2015. The increase in costs is reflective of overall higher volumes and costs associated with new and more sophisticated product and service offerings.

•
Advertising and bank promotion expense totaled $1,244,000 for the nine months ended September 30, 2016, an increase of 19.6% over $1,040,000 for the corresponding period in 2015. The increase is attributable to $100,000 of incremental education improvement tax credit ("EITC") contributions that carried over to the first quarter of 2016, and increased expenditures as we continue to promote the Orrstown brand and expand into new markets.

•
Legal fees decreased $412,000 to $704,000 for the nine months ended September 30, 2016 compared to $1,116,000 for the same period in 2015, a decline of 36.9%. In 2015, the Company had higher than normal legal expenses as it attended to legal matters, including the outstanding litigation against the Company and an ongoing investigation with the Commission which began in the second quarter of 2015. Although certain legal matters are ongoing, the legal expenses associated with them in 2016 have been less than the heightened levels in 2015.

•
Directors' compensation totaled $730,000 for the nine months ended September 30, 2016, a 37.5% increase over $531,000 for the same period in 2015. The increase is principally due to the addition of two new directors in 2016, and related compensation paid to them for their services. The remainder of the increase is attributable to directors' compensation that resulted from the issuance of restricted stock with expense totaling $162,000 for the nine months ended September 30, 2016, compared to $58,000 in the corresponding period in 2015.

•
Collection and problem loan expense for the nine months ended September 30, 2016 and 2015 totaled $187,000 and $306,000, and reflects the lower level of classified loans that are being worked by the Company. However, we have seen an increase in other real estate owned properties, which has led for the costs to increase from $116,000 for the nine months ended September 30, 2015 to $195,000 for the corresponding period in 2016.

•
Taxes, other than income, totaled $594,000 for the nine months ended September 30, 2016, representing a decrease of $97,000 for the nine month period compared to the same periods in 2015. The decrease in expense is the result of incremental EITC contributions made in the first quarter of 2016, with a corresponding $90,000 credit recognized on our Pennsylvania Bank Shares Tax liability which lowered the tax expense for the period.

•
The Company paid a civil money penalty of $1,000,000 to the Commission during the nine months ended September 30, 2016, to settle administrative proceedings against the Company. The amount was accrued as of June 30, 2016 as a legal reserve, but was paid in the third quarter of 2016.

The Company’s efficiency ratio improved slightly for the nine months ended September 30, 2016 to 82.7%, compared to 83.3% for the same period in 2015. The improvement in the ratio was primarily the result of the increase in net interest income and noninterest income exceeding the increase in noninterest expenses, excluding the regulatory settlement charge.

Income Tax Expense
Income tax expense totaled $991,000, or an effective tax rate of 17.4%, for the nine months ended September 30, 2016, compared to $1,498,000, or 18.9% of pre-tax earnings, for the nine months ended September 30, 2015. The Company’s effective tax rate is significantly less than the federal statutory rate of 34.0% principally due to tax-free income, including interest earned on tax-free loans and securities, earnings on the cash surrender value of life insurance policies, and non-tax deductible expenses. The slightly lower effective tax rate for the nine months ended September 30, 2016 compared to the same period in 2015 is the result of a larger percentage of tax-free income, additional federal income tax credits in the current year’s results, offset by nondeductible expenses, including the regulatory settlement charge, with no tax benefit.

FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale as a tool for managing interest rate risk to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of September 30, 2016, securities available for sale were $374,902,000, a decrease of $19,222,000, from December 31, 2015’s balance of $394,124,000. As a result of interest rate market conditions, the Company liquidated its government-sponsored enterprise commercial mortgage obligations portfolio during the first quarter of 2016 with an amortized cost of $63,598,000, and fair value of $63,770,000 at December 31, 2015, at a net gain of $1,420,000. The proceeds from the sale were used to fund loan demand, reducing short-term borrowings and maintaining liquidity for the first half of 2016. In the third quarter of 2016, the Company elected to reduce its liquidity and enhance interest income and purchased securities, primarily government-sponsored CMOs, totaling $63,185,000.
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

The loan portfolio, excluding residential loans held for sale, broken out by classes as of September 30, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial real estate:
Owner-occupied	$111,437	$103,578
Non-owner occupied	192,449	145,401
Multi-family	39,394	35,109
Non-owner occupied residential	56,759	54,175
Acquisition and development:
1-4 family residential construction	6,379	9,364
Commercial and land development	28,030	41,339
Commercial and industrial	87,492	73,625
Municipal	54,241	57,511
Residential mortgage:
First lien	134,498	126,022
Home equity - term	14,896	17,337
Home equity - lines of credit	114,274	110,731
Installment and other loans	7,212	7,521
	$847,061	$781,713
The loan portfolio at September 30, 2016 of $847,061,000 reflected an increase of $65,348,000, or 8.4%, from $781,713,000 at December 31, 2015. Growth was experienced in many loan segments from December 31, 2015 to September 30, 2016, with the largest increase coming in the commercial real estate segment, which grew by $61,776,000, and includes construction loans that were converted to permanent loans on a fully amortizing basis upon completion of the projects. The Company continues to capitalize on the market disruption caused by mergers of larger institutions in our market, aided by increased sales efforts and additional relationship managers, including our newer markets in Dauphin and Lancaster counties.
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
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of September 30, 2016, December 31, 2015 and September 30, 2015. Relevant asset quality ratios are also presented.

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans (cash basis)	$13,552	$16,557	$16,266
Other real estate (OREO)	719	710	1,022
Total nonperforming assets	14,271	17,267	17,288
Restructured loans still accruing	901	793	999
Loans past due 90 days or more and still accruing	39	24	0
Total risk assets	$15,211	$18,084	$18,287
Loans 30-89 days past due	$1,401	$2,532	$1,964
Asset quality ratios:
Nonaccrual loans to loans	1.60%	2.12%	2.13%
Nonperforming assets to assets	1.05%	1.34%	1.36%
Total nonperforming assets to total loans and OREO	1.68%	2.21%	2.26%
Total risk assets to total loans and OREO	1.79%	2.31%	2.39%
Total risk assets to total assets	1.12%	1.40%	1.44%
Allowance for loan losses to total loans	1.64%	1.74%	1.77%
Allowance for loan losses to nonaccrual loans	102.20%	81.95%	83.22%
Allowance for loan losses to nonaccrual and restructured loans still accruing	95.83%	78.20%	78.41%
Risk assets, defined as nonaccrual loans, restructured loans, loans past due 90 days or more and still accruing, and other real estate owned, totaled $15,211,000 at September 30, 2016, a decrease of $2,873,000, or 15.9%, from the balance at December 31, 2015 of $18,084,000, and a decrease of $3,076,000, or 16.8% from September 30, 2015. The Company continues to work through risk assets in order to reduce the level of nonperforming assets and the risk of future credit losses.

A further breakdown of impaired loans at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,479	$0	$1,479	$2,109	$0	$2,109
Non-owner occupied	6,903	0	6,903	7,856	0	7,856
Multi-family	207	0	207	233	0	233
Non-owner occupied residential	507	0	507	895	0	895
Acquisition and development
Commercial and land development	2	0	2	5	0	5
Commercial and industrial	564	0	564	734	0	734
Residential mortgage:
First lien	3,457	901	4,358	4,015	793	4,808
Home equity - term	94	0	94	103	0	103
Home equity - lines of credit	330	0	330	590	0	590
Installment and other loans	9	0	9	17	0	17
	$13,552	$901	$14,453	$16,557	$793	$17,350
As of September 30, 2016, the Company had 72 lending relationships with loans that were considered impaired, and were included in the impaired loan balance of $14,453,000, compared to 84 lending relationships with an impaired loan balance of $17,350,000 at December 31, 2015. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
September 30, 2016
Relationships greater than $1,000,000	1	$6,095	$0	$650
Relationships greater than $500,000 but less than $1,000,000	2	1,382	620	0
Relationships greater than $250,000 but less than $500,000	4	1,335	120	0
Relationships less than $250,000	65	5,641	1,081	224
	72	$14,453	$1,821	$874
December 31, 2015
Relationships greater than $1,000,000	1	$6,542	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,578	475	164
Relationships greater than $250,000 but less than $500,000	7	2,659	188	0
Relationships less than $250,000	74	6,571	1,294	125
	84	$17,350	$1,957	$289
The Company takes partial charge-offs on collateral-dependent loans the carrying value of which exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. ASC 310 impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss, or on restructured loans that are still accruing, and the impairment is based on discounted cash flows.
Of the relationships deemed to be impaired at September 30, 2016, one had an outstanding book balance in excess of $1,000,000. Sixty-five (65) of the relationships, or 90% of the total number of impaired relationships, have recorded balances less than $250,000, which reduces the likelihood of a large loss on one particular loan.
The largest impaired loan relationship, with an outstanding loan balance of $6,095,000, migrated to impaired status during the third quarter of 2015. Despite the loan being current as to both principal and interest, the Company moved this loan secured by non-owner occupied commercial property to impaired status as the long-term revenue stream and the guarantors' ability to keep the loan current have weakened. As part of its quarterly review of impaired credits, the Company re-evaluated the collateral securing the loan, and in light of recent market conditions in the subject market for commercial real estate, determined that a reserve of $650,000 was required on the relationship.
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance, and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of September 30, 2016. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance of $719,000 consists of thirteen properties owned by the Company, eleven of which were commercial properties and totaled $386,000, and two residential properties that totaled $333,000. All properties have carrying values of $207,000 or less and are carried at the lower of cost or fair value, less costs to dispose.
As of September 30, 2016, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.
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

The following tables summarize the Bank’s ratings based on its internal risk rating system as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2016
Commercial real estate:
Owner-occupied	$99,563	$8,318	$2,077	$1,479	$0	$111,437
Non-owner occupied	168,158	12,261	5,127	6,253	650	192,449
Multi-family	37,108	1,284	795	207	0	39,394
Non-owner occupied residential	53,777	1,308	1,167	507	0	56,759
Acquisition and development:
1-4 family residential construction	5,859	364	156	0	0	6,379
Commercial and land development	27,371	11	646	2	0	28,030
Commercial and industrial	86,184	711	34	339	224	87,492
Municipal	54,241	0	0	0	0	54,241
Residential mortgage:
First lien	130,139	0	0	4,359	0	134,498
Home equity - term	14,802	0	0	94	0	14,896
Home equity - lines of credit	113,704	188	52	330	0	114,274
Installment and other loans	7,203	0	0	9	0	7,212
	$798,109	$24,445	$10,054	$13,579	$874	$847,061
December 31, 2015
Commercial real estate:
Owner-occupied	$96,715	$1,124	$3,630	$2,109	$0	$103,578
Non-owner occupied	125,043	12,394	108	7,856	0	145,401
Multi-family	31,957	1,779	1,140	233	0	35,109
Non-owner occupied residential	50,601	1,305	1,374	895	0	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	9,364
Commercial and land development	40,181	219	934	5	0	41,339
Commercial and industrial	70,967	1,380	544	734	0	73,625
Municipal	57,511	0	0	0	0	57,511
Residential mortgage:
First lien	121,214	0	0	4,808	0	126,022
Home equity - term	17,234	0	0	103	0	17,337
Home equity - lines of credit	109,731	230	180	590	0	110,731
Installment and other loans	7,504	0	0	17	0	7,521
	$738,022	$18,431	$7,910	$17,350	$0	$781,713
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

Activity in the allowance for loan losses for the three months ended September 30, 2016 and 2015 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2016
Balance, beginning of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
Provision for loan losses	215	89	76	(7)	373	(119)	(3)	(122)	(1)	250
Charge-offs	0	0	0	0	0	(57)	(47)	(104)	0	(104)
Recoveries	124	0	2	0	126	96	42	138	0	264
Balance, end of period	$8,472	$676	$1,226	$54	$10,428	$2,626	$172	$2,798	$624	$13,850
September 30, 2015
Balance, beginning of period	$8,132	$720	$844	$119	$9,815	$2,918	$182	$3,100	$937	$13,852
Provision for loan losses	9	(684)	151	(2)	(526)	(54)	8	(46)	(31)	(603)
Charge-offs	(170)	0	(27)	0	(197)	(222)	(18)	(240)	0	(437)
Recoveries	64	604	17	0	685	34	6	40	0	725
Balance, end of period	$8,035	$640	$985	$117	$9,777	$2,676	$178	$2,854	$906	$13,537
Activity in the allowance for loan losses for the nine months ended September 30, 2016 and 2015 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	236	(174)	225	(4)	283	(8)	125	117	(150)	250
Charge-offs	(26)	0	(21)	0	(47)	(381)	(159)	(540)	0	(587)
Recoveries	379	0	10	0	389	145	85	230	0	619
Balance, end of period	$8,472	$676	$1,226	$54	$10,428	$2,626	$172	$2,798	$624	$13,850
September 30, 2015
Balance, beginning of period	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(804)	(639)	202	(66)	(1,307)	919	97	1,016	(312)	(603)
Charge-offs	(711)	(22)	(77)	0	(810)	(574)	(47)	(621)	0	(1,431)
Recoveries	88	604	54	0	746	69	9	78	0	824
Balance, end of period	$8,035	$640	$985	$117	$9,777	$2,676	$178	$2,854	$906	$13,537
The allowance for loan losses totaled $13,850,000 at September 30, 2016, an increase of $282,000 from $13,568,000 at December 31, 2015, due to a $250,000 provision and net recoveries for the period. The allowance for loan losses to nonaccrual loans totaled 102.2% at September 30, 2016 compared to 82.0% at December 31, 2015, and the allowance for loan losses to nonaccrual loans and restructured loans still accruing totaled 95.8% at September 30, 2016, compared to 78.2% at December 31, 2015. Management believes the allowance for loan losses to total loans ratio remains adequate at 1.64% as of September 30, 2016. Classified loans, defined as loans rated substandard, doubtful or loss, totaled $24,507,000 at September 30, 2016, or approximately 2.9% of total loans outstanding, and decreased from $25,260,000 at December 31, 2015, or 3.2% of loans outstanding.
Net recoveries were $160,000 for the three months ended September 30, 2016 with net recoveries of $32,000 for the nine months ended September 30, 2016, compared to net recoveries (chargeoffs) of $288,000 and $(607,000) for the same periods in 2015, resulting in a ratio of annualized net charge-offs to average loans outstanding of (0.08)% and (0.01)% for the three and nine months ended September 30, 2016 and (0.15%) and 0.11% for the same periods in 2015. Despite favorable historical charge-off data in 2015 and 2016 and improved asset quality ratios, the growth the Company has experienced in its loan portfolio may result in additional provisions for loan losses being needed in future quarters.

The following summarizes the ending loan balances individually or collectively evaluated for impairment based upon loan type, as well as the allowance for loan losses allocation for each at September 30, 2016 and December 31, 2015.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2016
Loans allocated by:
Individually evaluated for impairment	$9,096	$2	$563	$0	$9,661	$4,783	$9	$4,792	$0	$14,453
Collectively evaluated for impairment	390,943	34,407	86,929	54,241	566,520	258,885	7,203	266,088	0	832,608
	$400,039	$34,409	$87,492	$54,241	$576,181	$263,668	$7,212	$270,880	$0	$847,061
Allowance for loan losses allocated by:
Individually evaluated for impairment	$650	$0	$158	$0	$808	$64	$2	$66	$0	$874
Collectively evaluated for impairment	7,822	676	1,068	54	9,620	2,562	170	2,732	624	12,976
	$8,472	$676	$1,226	$54	$10,428	$2,626	$172	$2,798	$624	$13,850
December 31, 2015
Loans allocated by:
Individually evaluated for impairment	$11,093	$5	$734	$0	$11,832	$5,501	$17	$5,518	$0	$17,350
Collectively evaluated for impairment	327,170	50,698	72,891	57,511	508,270	248,589	7,504	256,093	0	764,363
	$338,263	$50,703	$73,625	$57,511	$520,102	$254,090	$7,521	$261,611	$0	$781,713
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$281	$8	$289	$0	$289
Collectively evaluated for impairment	7,883	850	1,012	58	9,803	2,589	113	2,702	774	13,279
	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
The allowance for loan losses allocations presented above represent the reserve allocations on loan balances outstanding at September 30, 2016 and December 31, 2015. In addition to the reserve allocations on impaired loans noted above, 19 loans, with aggregate outstanding general ledger principal balances of $3,613,000, have had cumulative partial charge-offs to the allowance for loan losses recorded totaling $1,821,000 at September 30, 2016. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the allowance for loan losses reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has decreased from $774,000 at December 31, 2015 to $624,000 at September 30, 2016 and represents 4.5% of the entire allowance for loan losses balance at September 30, 2016.
While management believes the Company’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits
Total deposits were $1,133,332,000 at September 30, 2016, an increase of $101,165,000, or 9.8%, from $1,032,167,000 at December 31, 2015. Non-interest bearing deposits increased $16,998,000, or 12.9%, from December 31, 2015 to September 30, 2016 and totaled $148,388,000. Interest bearing deposits totaled $984,944,000 at September 30, 2016, a 9.3% increase from December 31, 2015. The Company has been able to gather both non-interest bearing and interest bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The additional deposits that the Company obtained in the first nine months of 2016 were used to pay down short-term borrowings and fund a large portion of the loan growth.
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
Shareholders’ equity totaled $139,795,000 at September 30, 2016, an increase of $6,734,000 or 5.1%, from $133,061,000 at December 31, 2015. This increase was primarily the result of an increase in accumulated other comprehensive income, net of taxes of $3,937,000 and net income of $4,700,000 for the nine months ended September 30, 2016, offset by dividends declared on common stock of $2,156,000.
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
Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 capital (as defined in regulations) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to risk weighted assets, and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2016 and December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.
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
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of September 30, 2016, $7,611,000 of the Company's deferred tax asset was disallowed for Tier 1, CET1 and Total risk based capital, as it relates to operating loss and tax credit carryforwards which are not permissible as capital under Basel III Capital Rules.
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
The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. As of September 30, 2016, $3,014,000 of the allowance for credit losses was excluded from Tier 2 capital.

Regulatory Capital. As of September 30, 2016 and December 31, 2015, the Bank was considered well capitalized under applicable banking regulations. The Company’s and the Bank’s capital ratios as of September 30, 2016 and December 31, 2015 were as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$138,574	14.9%	$74,381	8.0%	n/a	n/a
Orrstown Bank	124,299	13.4%	74,322	8.0%	$92,902	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	126,876	13.7%	55,786	6.0%	n/a	n/a
Orrstown Bank	112,610	12.1%	55,741	6.0%	74,322	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	126,876	13.7%	41,839	4.5%	n/a	n/a
Orrstown Bank	112,610	12.1%	41,806	4.5%	60,386	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	126,876	9.6%	52,847	4.0%	n/a	n/a
Orrstown Bank	112,610	8.5%	52,851	4.0%	66,064	5.0%
December 31, 2015
Total capital to risk weighted assets
Orrstown Financial Services, Inc.	$134,562	15.8%	$68,078	8.0%	n/a	n/a
Orrstown Bank	118,671	14.0%	68,027	8.0%	$85,034	10.0%
Tier 1 capital to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	51,058	6.0%	n/a	n/a
Orrstown Bank	107,942	12.7%	51,021	6.0%	68,027	8.0%
CET1 to risk weighted assets
Orrstown Financial Services, Inc.	123,825	14.6%	38,294	4.5%	n/a	n/a
Orrstown Bank	107,942	12.7%	38,265	4.5%	55,272	6.5%
Tier 1 capital to average assets
Orrstown Financial Services, Inc.	123,825	9.8%	50,684	4.0%	n/a	n/a
Orrstown Bank	107,942	8.5%	50,695	4.0%	63,368	5.0%
As noted above, the Bank’s capital ratios exceed the regulatory minimums to be considered well capitalized under applicable banking regulations. The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented above, the Company must maintain a capital conservation buffer as discussed above. As of September 30, 2016, the Company's capital conservation buffer, based on the most restrictive capital ratio, is 6.90%, well above the phase in requirements of 0.625% for December 31, 2016.
On January 19, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC, covering up to an aggregate of $100,000,000 of securities, through the sale of common stock, preferred stock, warrants, debt securities, and units. To date, the Company has not issued any securities under this shelf registration.
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program under which Orrstown Financial Services, Inc. may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of September 30, 2016, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.

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
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The Company primarily uses the securities portfolio, FHLB advances, and brokered deposits to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, there is no use of hedging instruments, however management evaluates these instruments and may use them in the future.
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
The simulation analysis results are presented in Table 3a. These results, as of September 30, 2016, indicate that the Company would expect net interest income to decrease over the next twelve months by 1.9% assuming a downward shock in market interest rates of 1.00%, and to decrease by 0.8% assuming an upward shock of 2.00%. A decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further, thus decreasing net interest income.
Earnings at risk simulations for September 30, 2016, exhibited greater sensitivity to rising interest rates and similar sensitivity in a declining rate environment, and asset/liability management strategies were taken in the first quarter of 2016 that resulted in a reduction of the Company's risk in an upward interest rate environment.
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
The net present value analysis results are presented in Table 3b. These results, as of September 30, 2016, indicate that the net present value would decrease 1.3% assuming a downward shift in market interest rates of 1.00% and increase 6.0% if interest rates shifted up 2.00% in the same manner, and indicates the Company would be positioned better if interest rates were to rise than it would if interest rates fell.

Table 3a - 12-Month Earnings at Risk			Table 3b - Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	September 30, 2016	December 31, 2015	Change in Market Interest Rates	September 30, 2016	December 31, 2015

(100)	(1.9%)	(1.4%)	(100)	(1.3%)	1.8%
100	(0.3%)	(1.2%)	100	4.2%	0.5%
200	(0.8%)	(1.8%)	200	6.0%	0.0%

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures were designed and functioning effectively, as of September 30, 2016, to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The allegations of SEPTA’s proposed second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the Commission. As disclosed in the Company’s Form 8-K filed on September 27, 2016, on that date the Company entered into a settlement agreement with the Commission resolving the investigation of accounting and related matters at the Company for the periods ended June 30, 2010, to December 31, 2011. As part of the settlement of the Commission’s administrative proceedings and pursuant to the cease-and-desist order, without admitting or denying the Commission’s findings, the Company, its Chief Executive Officer, its former Chief Financial Officer, is former Executive Vice President and Chief Credit Officer its Chief Accounting Officer, agreed to pay civil money penalties to the Commission. The Company agreed to pay a civil money penalty of $1 million. The Company had previously established a reserve for that amount which was expensed in the second fiscal quarter of 2016. In the settlement agreement with the Commission, the Company also agreed to cease and desist from committing or causing any violations and any future violations of Securities Act Sections 17(a)(2) and 17(a)(3) and Exchange Act Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B), and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder.
On September 27, 2016, the Orrstown Defendants filed with the Court a Notice of Subsequent Event in Further Support of their Motion to Dismiss the Second Amended Complaint, regarding the settlement with the Commission. The Notice attached a copy of the Commission’s cease-and-desist order and briefly described what the Company believes are the most salient terms of the neither-admit-nor-deny settlement. On September 29, 2016, SEPTA filed a Response to the Notice, in which SEPTA argued that the settlement with the Commission did not support dismissal of the second amended complaint.
The Company believes that the allegations of SEPTA’s second amended complaint are without merit and intends to vigorously defend itself against those claims. Given that the SEPTA litigation is still in the pleading stage, it is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation.

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Company's quarterly report on form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, except as described herein.
The risk factor included in the Company's Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 entitled "Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations" is replaced with the following:
Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.
As set forth in Part II, Item I - Legal Proceedings, of this Quarterly Report on Form 10-Q, the allegations of Southeastern Pennsylvania Transportation Authority's ("SEPTA") proposed second amended complaint disclosed the existence of a confidential, non-public, fact finding inquiring regarding the Company being conducted by the Commission. On September 27, 2016, the Company entered into a settlement agreement with the Commission resolving the investigation of accounting and related matters at the Company for the periods ended June 30, 2010 to December 31, 2011. As part of the settlement agreement, the Company agreed to pay a civil money penalty of $1 million, which was previously established in the second quarter of 2016. On September 27, 2016, the Company filed with the Court a Notice of Subsequent Event in Further Support of Their Motion to Dismiss the Second Amended Complaint, regarding the settlement with the Commission. SEPTA responded on September 29, 2016 and filed a Response to the Notice, in which SEPTA argued that the settlement with the Commission did not support dismissal of the second amended complaint.
The Company believes that the allegations of SEPTA's second amended complaint are without merit and intends to vigorously defend itself against those claims. Given that the SEPTA litigation is still in the pleading stage, it is not possible at this time to estimate losses, if any, with the litigation. However, there can be no assurances that the Company will not incur any losses associated with this litigation.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents the Company's monthly repurchases of its common stock during the quarter ended September 30, 2016:

	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2016 to July 31, 2016	0	$0.00	0	333,275

August 1, 2016 to August 31, 2016	0	0.00	0	333,275

September 1, 2016 to September 30, 2016	0	0.00	0	333,275
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
The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. Purchases may be made from time to time on open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. As of September 30, 2016, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
The Company did not sell any unregistered securities during the quarter ended September 30, 2016.

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
(Principal Financial Officer)

Date: November 7, 2016

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