Form 10-K
period 2016-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2017-03-13
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $142.4 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the registrant’s common stock as of February 28, 2017: 8,337,956.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.
FORM 10-K

PART I

Unless the context otherwise requires, the terms "Orrstown," "we," "us," "our," and "the Company," refer to Orrstown Financial Services, Inc., and its subsidiaries.

Forward-Looking Statements:

From time to time, Orrstown has made and may continue to make written or oral forward-looking statements regarding our outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position and other matters regarding or affecting Orrstown and its future business and operations or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K also includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Critical Accounting Policies and Cautionary Statement About Forward-Looking Statements sections included in Item 7, and Note 19, Contingencies, in the Notes To Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. We do not intend to update publicly any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

ITEM 1 – BUSINESS
Orrstown Financial Services, Inc. (the “Parent Company”), a Pennsylvania corporation, is the holding company for its wholly-owned subsidiaries Orrstown Bank (the “Bank”) and Wheatland Advisors, Inc. ("Wheatland"). The Company’s principal executive offices are located at 77 East King Street, Shippensburg, Pennsylvania, 17257, with additional executive and administrative offices at 4750 Lindle Road, Harrisburg, Pennsylvania. The Parent Company was organized on November 17, 1987, for the purpose of acquiring the Bank and such other banks and bank-related activities as are permitted by law and desirable. The Company provides banking and bank-related services through 25 branches located in South Central Pennsylvania, principally in Berks, Cumberland, Dauphin, Franklin, Lancaster and Perry Counties and in Washington County, Maryland. Wheatland was acquired in December 2016 and provides services as a registered investment advisor through its office in Lancaster County, Pennsylvania.
The Company files periodic reports with the Securities and Exchange Commission (the “SEC”) in the form of quarterly reports on Form 10-Q, annual reports on Form 10-K, annual proxy statements and current reports on Form 8-K for any significant events that may arise during the year. Copies of these reports, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may be obtained free of charge through the SEC’s internet site at www.sec.gov or by accessing the Company’s website at www.orrstown.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Information on our website shall not be considered a part of this Annual Report on Form 10-K.
Business
The Bank was originally organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, the Parent Company acquired 100% ownership of the Bank.
The Parent Company’s primary activity consists of owning and supervising its subsidiaries, the Bank and Wheatland. Day-to-day management is conducted by its officers, who are also Bank officers. The Parent Company has historically derived most of its income through dividends from the Bank. At December 31, 2016, the Company had total assets of $1,414,504,000, total shareholders’ equity of $134,859,000 and total deposits of $1,152,452,000.
The Parent Company has no employees. Its eight officers are employees of the Bank. On December 31, 2016, the Bank and Wheatland combined had 311 full-time and 16 part-time employees.
The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank grants commercial, residential, consumer and agribusiness loans in its market areas of Cumberland, Dauphin, Franklin, Lancaster and Perry Counties in Pennsylvania, Washington County, Maryland, and in contiguous counties. The concentrations of credit by type of loan are set forth in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8,

"Financial Statements and Supplementary Data." The Bank maintains a diversified loan portfolio and evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer pursuant to collateral standards established in the Bank’s credit policies and procedures.
Wheatland was acquired to supplement the Bank's trust and wealth management group and to provide opportunities for future growth in these areas.
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
Commercial Lending
A majority of the Company’s loan assets are loans for business purposes. Approximately 62% of the loan portfolio is comprised of commercial loans. The Bank makes commercial real estate, equipment, working capital and other commercial purpose loans as required by the broad range of borrowers across the Bank’s various markets.
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
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by an independent credit officer. Credit Administration also reviews loans in excess of $1,000,000. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the ERM Committee.

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
Investment Services
Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name “Orrstown Financial Advisors ("OFA").” OFA offers retail brokerage services through a third-party broker/dealer arrangement with Cetera Advisor Networks LLC. Wheatland also offers investment advisor services as a Registered Investment Advisor. At December 31, 2016, assets under management totaled $1,174,143,000.
Regulation and Supervision
The Parent Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) and has elected status as a "financial holding company" (an "FHC"). As a registered bank holding company and FHC, the Company is subject to regulation under the Bank Holding Company Act of 1956 (the “BHC Act”) and to inspection, examination, and supervision by the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”).
The Bank is a Pennsylvania-chartered commercial bank and a member of the FRB. The operations of the Bank are subject to federal and state statutes applicable to banks chartered under Pennsylvania law, to FRB member banks and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s operations are also subject to regulations of the Pennsylvania Department of Banking and Securities (the “PDB”), the FRB and the FDIC.
Several of the more significant regulatory provisions applicable to bank holding companies and banks to which the Company and the Bank are subject are discussed below, along with certain regulatory matters concerning the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, such information is qualified in its entirety by reference to the particular statutes or regulations. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.
Financial and Bank Holding Company Activities
As an FHC, we are permitted to engage, directly or through subsidiaries, in a wide variety of activities that are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed to us.
As an FHC, the Company is generally subject to the same regulation as other bank holding companies, including the reporting, examination, supervision and consolidated capital requirements of the FRB. To preserve our FHC status, we must remain well-capitalized and well-managed and ensure that the Bank remains well-capitalized and well-managed for regulatory purposes and earns “satisfactory” or better ratings on its periodic Community Reinvestment Act (“CRA”) examinations. An FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances.
If we or the Bank are either not well-capitalized or not well-managed, we or the Bank must promptly notify the FRB. Until compliance is restored, the FRB has broad discretion to impose appropriate limitations on the FHC’s activities. If compliance is not restored within 180 days, the FRB may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to non-FHC bank holding companies.
If the FRB determines that an FHC or its subsidiaries do not satisfy the CRA requirements, the potential restrictions are different. In that case, until all the subsidiary institutions are restored to at least “satisfactory” CRA rating status, the FHC may not engage, directly or through a subsidiary, in any of the additional activities permissible under the BHC Act nor make additional acquisitions of companies engaged in the additional activities. However, completed acquisitions and additional activities and affiliations previously begun are left undisturbed, as the BHC Act does not require divestiture for this type of situation.

Federal Financial Regulatory Reform
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, substantially increased regulatory oversight and enforcement and imposed additional costs and risks on the operations of financial holding companies and banks.
The Dodd-Frank Act materially changed the regulation of financial institutions and the financial services industry and created a framework for regulatory reform. The Dodd-Frank Act and the regulations thereunder, some of which are still being drafted and implemented,include provisions affecting large and small financial institutions alike, including several provisions that affect the regulation of community banks and bank holding companies.
The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The legislation also called for the FDIC to raise its ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.
The Dodd-Frank Act also included provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading by banking organizations, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. The Dodd-Frank Act established the Financial Stability Oversight Council to identify threats to the financial stability of the U.S., promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.
The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the "CFPB") as an independent entity funded by FRB. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s rules contain provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay, loan servicing, and prepayment penalties. The CFPB has primary examination and enforcement authority over banks with over $10 billion in assets as to consumer financial products.
One of the announced goals of the CFPB is to bring greater consumer protection to the mortgage servicing market. The CFPB has defined a “qualified mortgage” for purposes of the Dodd-Frank Act, and set standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage. It has also issued regulations affording safe harbor legal protections for lenders making qualified loans that are not “higher priced.” The CFPB's regulations contain new mortgage servicing rules applicable to the Bank, which took effect in 2014. Changes affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers are prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.
The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred.
The Bank presently services 5,000 or fewer mortgage loans which it owns or originated, so it is considered a “Small Servicer” and is exempt from certain parts of the mortgage servicing rules. The mortgage servicing requirements applicable to the Bank’s servicing operations under the new mortgage servicing rules are: adjustable rate mortgage interest rate adjustment notices; prompt payment crediting and payoff statements; limits on force-placed insurance; responses to written information requests and complaints of errors; and loss mitigation with regard to the first notice or filing for a foreclosure and no foreclosure proceedings if a borrower is performing pursuant to the terms of a loss mitigation agreement.

Federal Deposit Insurance
The Bank’s deposits are insured to applicable limits by the FDIC. The maximum deposit insurance amount is $250,000 under the Dodd-Frank Act.
The FDIC, absent extraordinary circumstances, is required by the Dodd-Frank Act to return the insurance reserve ratio to a 1.35% ratio no later than September 30, 2020. Once the fund reaches 1.15%, banks larger than $10 billion in assets will be required to assume the burden of bringing the fund to 1.35%.
On June 30, 2016, the Federal Deposit Insurance Fund reached 1.15% of insured deposits. As required by the Dodd-Frank Act, the FDIC changed the way it calculates the FDIC insurance premiums upon reaching that threshold. Prior to July 1, 2016, premiums were based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Within its risk category, the institution was assigned an initial base assessment rate which was then adjusted to reflect its level of brokered deposits, secured liabilities and unsecured debt. After July 1, 2016, institutions are assigned a base rate based on their examination ratings which is then adjusted based on their leverage ratio, net income before taxes to total assets ratio, nonperforming loans and leases to gross assets ratio, other real estate owned to gross assets ratio, loan mix index, and one-year asset growth rate. The result is then further adjusted to reflect its level of unsecured debt issued, the level of unsecured depository institution debt it owns, and the level of brokered deposits (excluding reciprocal deposits) it has issued above regulatory minimums.
If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell some, part or all of a bank’s assets and liabilities to another bank or repudiate or disaffirm most types of contracts to which the bank was a party if the FDIC believes such contract is burdensome. In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.
Liability for Banking Subsidiaries
Under the Dodd-Frank Act and applicable FRB policy, a bank holding company such as the Parent Company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act (the “FDIA”), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with the “default” of a commonly controlled FDIC-insured depository institution; or any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”
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
The FDIA, however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund; and the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.
Dividend Restrictions
The Parent Company’s funding for cash distributions to its shareholders is derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds has historically been dividends received from the Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Parent Company without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future may be influenced by bank regulatory policies and capital guidelines.
Regulatory Capital Requirements
Information concerning the compliance of the Company and the Bank with respect to capital requirements is incorporated by reference from Note 13, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," and from the Capital Adequacy and Regulatory Matters section of Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”
Basel III Capital Rules
Effective January 1, 2015, the Company and the Bank became subject to new capital rules (the "Basel III Capital Rules"), which substantially revised risk-based capital requirements. The Basel III Capital Rules revised the definitions and the components of regulatory capital, as well as addressing other issues affecting the numerator in banking institutions’ regulatory capital ratios. They also addressed asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing general risk-weighting approach.
The Basel III Capital Rules introduced a new capital measure called “Common Equity Tier 1” (“CET1”) and a related regulatory capital ratio of CET1 to risk-weighted assets; increased the minimum requirements for Tier 1 Capital ratio as well as the minimum levels to be considered well capitalized under prompt corrective action; and introduced the “capital conservation buffer,” designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer are subject to constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall. When fully phased-in on January 1, 2019, the capital standards applicable to the Company and the Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized from net operating loss carrybacks and significant investments in unconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories, in the aggregate, exceed 15% of CET1.
Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income ("AOCI") items are not excluded from regulatory capital, including unrealized gains or losses on certain securities available for sale; however, certain banking organizations were able to make a one-time permanent election with the first filing of reports under the Basel III Capital Rules to continue to exclude these items. The Company and Bank made this one-time permanent election, with the result that most AOCI items will be excluded from regulatory capital.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expands the risk-weighting categories to a larger and more risk-sensitive number of categories than previously used, depending on the nature of the assets. These categories generally range from 0%, for U.S. government and agency securities, to 600%, for certain equity exposures, and result in higher risk weights for a variety of asset categories.
Other Federal Laws and Regulations
The Company’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

•
Privacy provisions of the Gramm-Leach-Bliley Act (the "GLB Act") and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the GLB Act; and the

•	USA PATRIOT Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

Future Legislation and Regulation
Changes in federal laws and regulations, as well laws and regulations in states where the Company and the Bank do business, can affect the operating environment of the Company and the Bank in substantial ways. We cannot predict whether those changes in laws and regulations will occur, and, if they occur, the ultimate effect they would have upon the financial condition or results of operations of the Company.
NASDAQ Capital Market
The Company’s common stock is listed on The NASDAQ Capital Market under the trading symbol “ORRF” and is subject to NASDAQ’s rules for listed companies.

Competition
The Bank’s principal market area consists of Berks County, Cumberland County, Dauphin County, Franklin County, Lancaster County, and Perry County, Pennsylvania, and Washington County, Maryland. The Bank serves a substantial number of depositors in this market area and contiguous counties, with the greatest concentration in Chambersburg, Shippensburg, and Carlisle, Pennsylvania and the surrounding areas.
We are subject to robust competition in our market areas. Like other depository institutions, we compete with less heavily regulated entities such as credit unions, brokerage firms, money market funds, consumer finance and credit card companies, and with other commercial banks, many of which are larger than the Bank. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively. The Bank is competitive with the financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
We continue to implement strategic initiatives focused on expanding our core businesses and to explore, on an ongoing basis, acquisition, divestiture, and joint venture opportunities to the extent permitted by our regulators. We analyze each of our products and businesses in the context of shareholder return, customer demands, competitive advantages, industry dynamics, and growth potential. We believe our market area will support growth in assets and deposits in the future, which we expect to contribute to our ability to maintain or grow profitability.

ITEM 1A – RISK FACTORS
Set forth below are risks and uncertainties that could materially and adversely affect Orrstown's results of operations, financial condition, liquidity and cash flows. The risks set forth below are not the only risks we face. Our business operations could also be affected by other factors not presently known to us or factors that we currently do not consider to be material.

Risks Related to Credit
If our allowance for loan losses is not sufficient to cover actual losses, our earnings would decrease.
There is no precise method of predicting loan losses. The required level of reserves, and the related provision for loan losses, can fluctuate from year to year, based on charge-offs and/or recoveries, loan volume, credit administration practices, and local and national economic conditions, among other factors. In 2016, we recorded a provision for loan losses of $250,000 compared with a negative provision of $630,000 in 2015. The Company recorded net charge-offs of $1,043,000 in 2016 compared with net charge-offs of $576,000 in 2015. Risk elements, including nonperforming loans, troubled debt restructurings still accruing, loans greater than 90 days past due still accruing, and other real estate owned totaled $8,319,000 at December 31, 2016 compared with $18,084,000 at December 31, 2015. The allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed the allowance for loan losses, there would be a need to record additional provisions to increase our allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Generally, increases in our allowance for loan losses will result in a decrease in net income and stockholders’ equity, and may have a material adverse effect on the financial condition of the Company, results of operations and cash flows.
The allowance for loan losses was 1.45% of total loans and 160% of nonaccrual and restructured loans still accruing at December 31, 2016, compared with 1.74% of total loans and 78% of nonaccrual and restructured loans still accruing at December 31, 2015. In addition, at December 31, 2016, the top 25 lending relationships individually had commitments of $56,928,000, and an aggregate total outstanding loan balance of $198,094,000, or 29% of the loan portfolio. The deterioration of one or more of these loans could result in a significant increase in the nonperforming loans and the provisions for loan losses, which would negatively impact our results of operations.
Commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.
Our business strategy involves making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than other loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than other loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. In challenging economic conditions, these loans represent higher risk and could result in an increase in our total net charge-offs, requiring us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
Commercial and industrial loans comprise 10% of our loan portfolio. The credit risk related to these types of loans is greater than the risk related to residential loans.
 Our commercial and industrial loan portfolio grew by $14.8 million, or approximately 20%, during the year ended December 31, 2016 to $88.5 million.  Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. We attempt to mitigate this risk through our underwriting standards, including evaluating the credit worthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.
Our commercial and industrial lending operations are located primarily in South Central Pennsylvania and in Washington County, Maryland. Our borrowers’ ability to repay these loans depends largely on economic conditions in these and surrounding areas. A deterioration in the economic conditions in these market areas could materially adversely affect our operations and increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services and decrease the value of collateral securing loans.
Risks Related to Interest Rates and Investments
Changes in interest rates could adversely impact the Company’s financial condition and results of operations.
Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on interest-earning assets, such as loans and securities, and the interest rates we pay on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings, and liquidity could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities.
Changes in interest rates also can affect our ability to originate loans; the ability of borrowers to repay adjustable or variable rate loans; our ability to obtain and retain deposits in competition with other available investment alternatives; and the value of interest-earning assets, which would negatively impact stockholders’ equity, and the ability to realize gains from the sale of such assets. Based on our interest rate sensitivity analyses, an increase in the general level of interest rates will negatively affect the market value of the investment portfolio because of the relatively long duration of certain securities included in the investment portfolio.
Risks Related to Competition and to Our Business Strategy
Difficult economic and market conditions have adversely affected the financial services industry and may continue to materially and adversely affect the Company.
Our operations are sensitive to general business and economic conditions in the United States. If the growth of the United States economy slows, or if the economy worsens or enters into a recession, our growth and profitability could be constrained. In addition, economic conditions in foreign countries can affect the stability of global financial markets, which could impact the U.S. economy and financial markets. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies could have a material adverse effect on our business, financial position, results of operations and cash flows.
In particular, we may face the following risks in connection with volatility in the economic environment:

•	Loan delinquencies could increase;

•	Problem assets and foreclosures could increase;

•	Demand for our products and services could decline;

•	Collateral for loans made by us, especially real estate, could decline in value, reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.
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
Competition from other banks and financial institutions in originating loans, attracting deposits and providing other financial services may adversely affect our profitability and liquidity.
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
As we expand our on-line lending capabilities, we will face competition, particularly in residential mortgage lending, from non-bank lenders (financial institutions that only make loans and do not offer deposit accounts such as a savings account or checking account) and financial technology companies (that use new technology and innovation with available resources in order to compete in the marketplace of traditional financial institutions and intermediaries in the delivery of financial services). This competition could similarly reduce our net income and liquidity.

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
Loans grew $101,678,000, or 13.0% from $781,713,000 at December 31, 2015, to $883,391,000 at December 31, 2016, due to organic growth through increases in consumer, commercial and commercial real estate loans. Over the long term, we expect to continue to experience growth in loans and total assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to successfully execute our business strategies, which includes continuing to grow our loan portfolio. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet underwriting standards. In addition, our asset quality metrics have improved sufficiently that we may consider the acquisition of other financial institutions and branches within or outside of our market area to the extent permitted by our regulators. The success of any such acquisition will depend on a number of factors, including our ability to integrate the acquired institutions or branches into the current operations of the Company; our ability to limit the outflow of deposits held by customers of the acquired institution or branch locations; our ability to control the incremental increase in noninterest expense arising from any acquisition; and our ability to retain and integrate the appropriate personnel of the acquired institution or branches. We believe we have the resources and internal systems in place to successfully achieve and manage our future growth. If we do not manage our growth effectively, we may not be able to achieve our business plan and our business and prospects could be harmed.
The Company may be adversely affected by technological advances.
Technological advances impact our business. The banking industry undergoes technological change with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success may depend, in part, on our ability to address the needs of our current and prospective customers by using technology to provide products and services that will satisfy demands for convenience as well as to create additional efficiencies in operations.
The Company may not be able to attract and retain skilled people.
The Company’s success depends, in large part, on our ability to attract and retain skilled people. We have, at times, experienced turnover among our senior officers. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to attract and hire sufficiently skilled people to fill open and newly created positions or to retain current or future employees. An inability to attract and retain individuals with the necessary skills to fill open positions, or the unexpected loss of services of one or more of our key personnel, could have a material adverse impact on our business due to the loss of their skills, knowledge of our markets, years of industry experience or the difficulty of promptly finding qualified replacement personnel.
An interruption or breach in security with respect to our information systems, or our outsourced service providers, could adversely impact the Company’s reputation and have an adverse impact on our financial condition or results of operations.
Information systems are critical to our business. We use various technological systems to manage our customer relationships, general ledger, securities investments, deposits and loans. We rely on software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. We have established policies and procedures to prevent or limit the effect of system failures, business interruptions and security breaches, but we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from security breaches.
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
A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations. However, these efforts may not be effective in preventing a breach in our controls.
Negative public opinion could damage our reputation and adversely affect our earnings.
Reputational risk, or the risk to the Company's earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including banking operations and trust and investment operations, our management of actual or potential conflicts of interest and ethical issues, and our protection of confidential client information. Negative public opinion can adversely affect the Company's ability to keep and attract customers and can expose the Company to litigation and regulatory action. Although we take steps to minimize reputation risk in the way we conduct our business activities and deal with our customers, communities and vendors, these steps may not be effective.
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
The Dodd-Frank Act may affect the Company’s financial condition, results of operations, liquidity and stock price.
The Dodd-Frank Act includes provisions affecting large and small financial institutions, including several provisions that affect how community banks and bank holding companies will be regulated in the future. Among other things, these provisions relax rules regarding interstate branching; allow financial institutions to pay interest on business checking accounts; change the scope of federal deposit insurance coverage; and impose new capital requirements on bank holding companies. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and will be subject to implementation regulations developed over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is not certain.
The Dodd-Frank Act created the CFPB which has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are examined by their applicable bank regulators.
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
Market developments significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As the fund continues to recover, the Company may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect earnings. We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance. If there are additional bank or financial institution failures, the Company may be required to pay even higher FDIC premiums than the levels currently imposed. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect the results of operations.
Legislative, regulatory and legal developments involving income and other taxes could materially adversely affect the Company’s results of operations and cash flows.

The Company is subject to U.S. federal and U.S. state income, payroll, property, sales and use, and other types of taxes including the Pennsylvania Bank Shares Tax. Significant judgment is required in determining the Company's provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes, and therefore, could have a significant adverse effect on the Company's results of operations, financial condition and liquidity. Increases in the assessment rate for the Pennsylvania Bank Shares Tax, which is calculated on the outstanding equity of the Bank, may also materially adversely affect results of operations. At December 31, 2016, the Company had a net deferred tax asset totaling $16.3 million. Any U.S. tax reform that lowers corporate tax rates could have a significant one-time, non-cash adverse effect on results of operations as the Company's net deferred tax asset would be impacted, resulting in an increase in tax expense. We are unable to predict if, or when, any changes or proposals could be enacted.

The Company is required to use judgment in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to the reports of financial condition and results of operations.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, accounting for income taxes and the ability to recognize deferred tax assets, and the fair value of certain financial instruments, particularly securities. While we have identified those accounting policies that we consider critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial condition and results of operations.
Changes in accounting standards could impact the Company's financial condition and results of operations.
The Financial Accounting Standards Board (the "FASB"), the SEC and other regulatory bodies periodically change financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes, including the use of an expected loss impairment methodology in the determination of the allowance for loan losses which will be effective for the Company beginning January 1, 2020, can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could result in material adverse effects to our reported regulatory capital.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
The Basel III Capital Rules which became effective for the Company and Bank on January 1, 2015, established a new comprehensive capital framework for U.S. banking organizations, including community banks. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios, address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios.
The application of more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, result in the need for additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructuring our business models, and/or increasing our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.
As more fully described in Note 19, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data," of this Annual Report on Form 10-K, the allegations of Southeastern Pennsylvania Transportation Authority's ("SEPTA") proposed second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the SEC. On September 27, 2016, the Company entered into a settlement agreement with the SEC resolving the investigation of accounting and related matters at the Company for the periods ended June 30, 2010 to December 31, 2011. As part of the settlement agreement, the Company agreed to pay a civil money penalty of $1 million. In the most recent actions on the case, on January 31, 2017, the Court entered a Case Management Order establishing the schedule for the litigation. The Case Management Order, among other things, sets the deadlines for the completion of discovery, the filing of motions and various pre-trial conferences. The trial is scheduled for the month of October 2018.
The Company believes that the allegations of SEPTA's second amended complaint are without merit and intends to vigorously defend itself against those claims. It is not possible at this time to estimate losses, if any, with the litigation. However, there can be no assurances that the Company will not incur any losses associated with this litigation or that any losses that are incurred will not be material.
Risks Related to Liquidity
The Parent Company is a holding company dependent for liquidity on payments from its bank subsidiary, which is subject to restrictions.
The Parent Company is a holding company and depends on dividends, distributions and other payments from the Bank to fund dividend payments and stock repurchases, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.
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
Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that, they believe, are necessary to support our business operations. At December 31, 2016, all four capital ratios for us and our banking subsidiary were above regulatory minimum levels to be deemed “well capitalized” under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a tier 1 leverage ratio of at least 5.0%, CET1 capital ratio of 6.5%, Tier 1 risk-based capital ratio of at least 8.0%, and a total risk-based capital ratio of at least 10.0%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot provide assurance of our ability to raise additional capital on terms and time frames acceptable to us or to raise additional capital at all. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition and results of operations. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole. If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors and the price at which we issue additional shares of stock could be less than the current market price of our common stock and, thus, could dilute the per share book value and earnings per share of our common stock. Furthermore, a capital raise through the issuance of additional shares may have an adverse impact on our stock price.
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
The Parent Company's primary source of income is dividends received from its bank subsidiary.
The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies. Restrictions on the Bank’s ability to dividend funds to the Company are included in Note 14, Restrictions on Dividends, Loans and Advances, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Our principal executive offices are located at 77 East King Street, Shippensburg, Pennsylvania, with additional executive and administrative offices at 4750 Lindle Road, Harrisburg, Pennsylvania. These facilities are owned by the Bank, which also maintains its principal and additional executive and administrative offices at those locations.

We own or lease other premises for use in conducting our business activities, including bank branches, an operations center, and offices in Berks, Cumberland, Dauphin, Franklin, Lancaster and Perry Counties, Pennsylvania and Washington County, Maryland. We believe that the properties currently owned and leased are adequate for present levels of operation. We are constantly evaluating the best and most efficient mix of branch locations to service our customers due to evolving trends in our industry and increased engagement through digital channels.

ITEM 3 – LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 19, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data."
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the NASDAQ Capital Market under the symbol “ORRF” on April 28, 2009, and continues to be listed there. At the close of business on February 28, 2017, there were approximately 2,800 shareholders of record.
The following table sets forth, for the fiscal periods indicated, the high and low sales prices of our common stock for the two most recent fiscal years. Trading prices are based on published financial sources.

	2016			2015
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
	High	Low		High	Low

First quarter	$18.11	$16.60	$0.08	$17.50	$16.31	$0.00
Second quarter	19.95	17.05	0.09	18.00	16.02	0.07
Third quarter	23.73	17.59	0.09	18.00	15.10	0.07
Fourth quarter	23.75	18.05	0.09	18.45	16.24	0.08
			$0.35			$0.22
Dividends were discontinued from October 2011 through April 2015 while the Company was subject to an order of the Federal Reserve. On April 21, 2015, the Company resumed its declaration of a quarterly dividend. Since then, the Board normally reviews the dividend and the dividend rate on a quarterly basis. There is no assurance as to future dividends because they depend on future earnings, capital requirements, financial conditions and other factors deemed relevant by the Board of Directors. Restrictions on the payment of dividends are discussed in Note 14, Restrictions on Dividends, Loans and Advances, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." On January 25, 2017, the Board declared a cash dividend of $0.10 per common share, which was paid on February 17, 2017.
Issuer Purchases of Equity Securities
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time.
No shares were repurchased from October 1, 2016 to December 31, 2016. At December 31, 2016, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share. The maximum number of shares that may yet be purchased under the plan is 333,275 shares at December 31, 2016.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of the cumulative total return on the Company’s common stock as compared with other indexes: the SNL index of banks with assets between $1 billion and $5 billion, the S&P 500 Index, and the NASDAQ Composite index. Shareholder returns on the Company’s common stock are based upon trades on the NASDAQ Stock Market. The shareholder returns shown in the graph are not necessarily indicative of future performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Orrstown Financial Services, Inc.	100.00	116.85	198.18	206.06	219.00	280.21
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
Source : SNL Financial, an offering of S&P Global Market Intelligence © 2017
In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”). The Performance Graph and its accompanying table are not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.
Recent Sales of Unregistered Securities
The Company has not sold any securities within the past three years which were not registered under the Securities Act.

ITEM 6 – SELECTED FINANCIAL DATA

	Year Ended December 31,
(Dollars in thousands except per share data)	2016	2015	2014	2013	2012
Summary of Operations
Interest and dividend income	$41,962	$38,635	$38,183	$37,098	$45,436
Interest expense	5,417	4,301	4,159	5,011	7,548
Net interest income	36,545	34,334	34,024	32,087	37,888
Provision for loan losses	250	(603)	(3,900)	(3,150)	48,300
Net interest income after provision for loan losses	36,295	34,937	37,924	35,237	(10,412)
Investment securities gains	1,420	1,924	1,935	332	4,824
Noninterest income	18,319	17,254	16,919	17,476	18,438
Noninterest expenses	48,140	44,607	43,768	43,247	43,349
Income (loss) before income tax expense (benefit)	7,894	9,508	13,010	9,798	(30,499)
Income tax expense (benefit)	1,266	1,634	(16,132)	(206)	7,955
Net income (loss)	$6,628	$7,874	$29,142	$10,004	$(38,454)
Per Share Information
Basic earning per share	$0.82	$0.97	$3.59	$1.24	$(4.77)
Diluted earnings per share	0.81	0.97	3.59	1.24	(4.77)
Dividends per share	0.35	0.22	0.00	0.00	0.00
Book value at December 31	16.28	16.08	15.40	11.28	10.85
Weighted average shares outstanding – basic	8,059,412	8,106,438	8,110,344	8,093,306	8,066,148
Weighted average shares outstanding – diluted	8,145,456	8,141,600	8,116,054	8,093,306	8,066,148
Stock Price Statistics
Close	$22.40	$17.84	$17.00	$16.35	$9.64
High	23.75	18.45	17.50	18.00	11.29
Low	16.60	15.10	15.33	9.49	7.45
Price earnings ratio at close	27.3	18.4	4.7	13.2	(2.0)
Diluted price earnings ratio at close	27.7	18.4	4.7	13.2	(2.0)
Price to book at close	1.4	1.1	1.1	1.4	0.9
Year-End Data
Total assets	$1,414,504	$1,292,816	$1,190,443	$1,177,812	$1,232,668
Loans	883,391	781,713	704,946	671,037	703,739
Total investment securities	408,124	402,844	384,549	416,864	311,774
Deposits – noninterest-bearing	150,747	131,390	116,302	116,371	121,090
Deposits – interest-bearing	1,001,705	900,777	833,402	884,019	963,949
Total deposits	1,152,452	1,032,167	949,704	1,000,390	1,085,039
Repurchase agreements	35,864	29,156	21,742	9,032	9,650
Borrowed money	76,163	84,495	79,812	66,077	37,470
Total shareholders’ equity	134,859	133,061	127,265	91,439	87,694
Assets under management – market value	1,174,143	966,362	1,017,013	1,085,216	992,378
Financial Ratios
Average equity / average assets	10.41%	10.66%	8.63%	7.45%	8.07%
Return on average equity	4.80%	5.99%	28.78%	11.30%	(35.22)%
Return on average assets	0.50%	0.64%	2.48%	0.84%	(2.84)%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of Orrstown and should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.
Overview
The results of our operations are highly dependent on economic conditions and market interest rates. To stimulate economic activity and stabilize the financial markets, the FRB has maintained historically low market interest rates since 2009. Market conditions have improved during this period as the unemployment rate declined, and consumer confidence, GDP and average home prices have all risen. While economic conditions have improved domestically, under-employment and wage growth remain a worry amidst the backdrop of low inflation in the United States and abroad. Recent upticks in labor force participation alongside wage growth are being closely monitored by the markets for signs of sustained or expected inflation. The FRB announced a quarter point increase to short-term rates in December 2015 followed by another quarter point increase in December 2016. The resulting strength of the dollar coupled with falling oil prices has led to the continued speculation as to how likely and quickly that the FRB may further raise short-term interest rates.
The Company's profitability for the years ended December 31, 2016, 2015 and 2014 was also influenced by its continued organic growth and ongoing expansion into targeted markets, maintained improvement in asset quality from prior years and, for 2014, the reversal of a deferred tax asset valuation allowance resulting in an income tax benefit of $16,204,000 recorded for that year. These and other matters are discussed more fully below.
Critical Accounting Policies
The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the financial services industry. Application of these principles involves complex judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and estimates that we used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.
The most significant accounting policies followed by the Company are presented in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." These policies, along with the disclosures presented in the other consolidated financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, the Company has identified the adequacy of the allowance for loan losses and accounting for income taxes as critical accounting policies.
The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan and lease losses is considered a complex accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheets.
The Company recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the statement of income in the period in which they are enacted. The Company records deferred tax assets to the extent the Company believes these assets will more likely than not be realized, utilizing a valuation allowance if all or a portion of the deferred tax assets is not so considered to be realized. In making this determination, the Company considers all available evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, feasible and prudent tax planning strategies and recent financial operating results. In the event the Company was to determine that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made that would impact income tax expense. Management may need to modify its judgment in this regard, from one period to another, should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Company’s ability to benefit from the asset in the future.
Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.
Economic Climate, Inflation and Interest Rates
The U.S. economy continues its modest expansion following one of its longest and most severe economic recessions in history. The modest strength of the expansion has resulted in strong competition for quality lending opportunities, which together with a relatively flat yield curve, has pressured net interest margin and the ability to leverage our overhead expenses.
The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. Inflationary pressures over the last three years have been modest and the outlook for inflation remains so for the foreseeable future.
As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense is greatly influenced by the level of interest rates and the slope of the interest rate curve. During the three years presented in this financial statement review, interest rates have remained near all-time lows. In December 2015, the FRB raised short term interest rates by 25 basis points, the first increase in rates in ten years, followed by an additional 25 basis point increase in December 2016. Because of this low level of interest rates, we have not been able to lower the rate we pay for interest-bearing non-maturity deposits to the same extent that has been experienced in the rates we have been able to earn on our interest-earning assets. As a result, our net interest margin was flat in 2016.
Management believes that the Company is positioned to withstand challenging economic conditions that may arise because of the steps it has taken to improve its capital, liquidity position, and asset quality.
Results of Operations
Summary
For the years ended December 31, 2016, 2015 and 2014, the Company recorded net income of $6,628,000, $7,874,000 and $29,142,000. Diluted earnings per share were $0.81, $0.97 and $3.59 for the years 2016, 2015 and 2014.
Each year had events and circumstances that affect the comparability of results, including the impact that asset quality had on the results of our operations. In 2014, continuing improvements were noted in asset quality due to success in remediation and workout efforts. It was determined that no provision for loan losses was needed for 2014 or 2015, and that a recovery of amounts previously provided for or charged-off would be recognized. This resulted in a negative provision of $603,000 and $3,900,000 for 2015 and 2014. In contrast, a $250,000 provision for loan losses was recorded for 2016, reflecting management's ongoing analysis of an adequate allowance for loan losses and continued growth in the loan portfolio.
Noninterest expenses totaled $48,140,000, $44,607,000 and $43,768,000 for the years 2016, 2015 and 2014. The changes in certain components of noninterest expenses between the three periods are reflective of the Company's focus on investing in additional talent and technology to better serve the needs of our customers and efforts to develop new relationships by taking advantage of market opportunities created by consolidation of other banks. Salaries and employee benefits increased from $23,658,000 for 2014 to $24,056,000 and $26,370,000 for 2015 and 2016. Data processing costs increased from $1,866,000 for 2014 to $2,026,000 and $2,378,000 for 2015 and 2016. And advertising and bank promotion expense increased from $1,195,000 for 2014 to $1,564,000 and $1,717,000 for 2015 and 2016.
For the years ended December 31, 2016 and 2015 net income included income tax expense of $1,266,000 and $1,634,000, or an effective tax rate of 16.0% and 17.2%, whereas the income tax benefit for the year ended December 31, 2014 totaled $16,132,000 due to the reversal of the valuation allowance on deferred tax assets in that year.
Net Interest Income
Net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities, is the primary component of the Company's revenue. Interest-earning assets include loans, securities and federal funds sold. Interest-bearing liabilities include deposits and borrowed funds. To compare the tax-

exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 34% federal corporate tax rate for 2016 and 35% for 2015 and 2014, reflective of the change in our estimated incremental tax rate.
Net interest income is affected by changes in interest rates, volumes of interest-earning assets and interest-bearing liabilities and the composition of those assets and liabilities. The “net interest spread” and “net interest margin” are two common statistics related to changes in net interest income. The net interest spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning assets. Through the use of noninterest-bearing demand deposits and shareholders' equity, the net interest margin exceeds the net interest spread, as these funding sources are noninterest-bearing.
The following “Analysis of Net Interest Income” table presents net interest income on a tax equivalent basis, net interest spread and net interest margin for the years 2016, 2015 and 2014. The following “Changes in Taxable Equivalent Net Interest Income” table analyzes the changes in net interest income for the same periods broken down by their rate and volume components.

ANALYSIS OF NET INTEREST INCOME

	2016			2015			2014
(Dollars in thousands)	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate	Average Balance	Tax Equivalent Interest	Tax Equivalent Rate
Assets
Federal funds sold and interest-bearing bank balances	$31,452	$208	0.66%	$18,901	$81	0.43%	$14,137	$35	0.25%
Taxable securities	303,124	6,012	1.98	348,613	6,697	1.92	399,014	8,051	2.02
Tax-exempt securities	57,231	2,767	4.83	33,055	1,629	4.93	14,058	848	6.03
Total securities	360,355	8,779	2.44	381,668	8,326	2.18	413,072	8,899	2.15
Taxable loans	774,984	32,036	4.13	687,079	28,787	4.19	620,701	27,368	4.41%
Tax-exempt loans	58,281	2,848	4.89	59,600	3,094	5.19	63,177	3,351	5.30
Total loans	833,265	34,884	4.19	746,679	31,881	4.27	683,878	30,719	4.49
Total interest-earning assets	1,225,072	43,871	3.58	1,147,248	40,288	3.51	1,111,087	39,653	3.57
Cash and due from banks	20,803			19,155			14,161
Bank premises and equipment	31,413			24,386			25,921
Other assets	61,391			56,894			41,499
Allowance for loan losses	(13,529)			(14,134)			(19,268)
Total	$1,325,150			$1,233,549			$1,173,400
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$565,524	1,195	0.21	$500,474	908	0.18	$491,046	823	0.17
Savings deposits	90,272	144	0.16	85,068	136	0.16	83,941	135	0.16
Time deposits	289,574	3,472	1.20	263,414	2,562	0.97	292,149	2,720	0.93
Short-term borrowings	56,387	187	0.33	85,262	295	0.35	51,922	148	0.29
Long-term debt	24,335	419	1.72	22,522	400	1.78	17,773	333	1.87
Total interest-bearing liabilities	1,026,092	5,417	0.53	956,740	4,301	0.45	936,831	4,159	0.44
Demand deposits	147,473			134,040			123,224
Other	13,612			11,316			12,095
Total Liabilities	1,187,177			1,102,096			1,072,150
Shareholders’ Equity	137,973			131,453			101,250
Total	$1,325,150			$1,233,549			$1,173,400
Net interest income/net interest spread		38,454	3.05%		35,987	3.06%		35,494	3.13%
Net interest margin			3.14%			3.14%			3.20%
Tax equivalent adjustment		(1,909)			(1,653)			(1,470)
Net interest income - as reported		$36,545			$34,334			$34,024

Note:	Yields and interest income on tax-exempt assets have been adjusted to a tax equivalent basis using a marginal federal income tax rate of 34% in 2016 and 35% in 2015 and 2014. For yield comparison purposes, nonaccruing loans are included in the average loan balance.

CHANGES IN NET INTEREST INCOME - TAX EQUIVALENT BASIS

	2016 Versus 2015 Increase (Decrease) Due to Change in			2015 Versus 2014 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income
Federal funds sold & interest-bearing deposits	$54	$73	$127	$12	$34	$46
Taxable securities	(874)	189	(685)	(1,017)	(337)	(1,354)
Tax-exempt securities	1,191	(53)	1,138	1,146	(365)	781
Taxable loans	3,683	(434)	3,249	2,927	(1,508)	1,419
Tax-exempt loans	(68)	(178)	(246)	(190)	(67)	(257)
Total interest income	3,986	(403)	3,583	2,878	(2,243)	635
Interest Expense
Interest-bearing demand deposits	118	169	287	16	69	85
Savings deposits	8	0	8	2	(1)	1
Time deposits	254	656	910	(268)	110	(158)
Short-term borrowings	(100)	(8)	(108)	95	52	147
Long-term debt	32	(13)	19	89	(22)	67
Total interest expense	312	804	1,116	(66)	208	142
Net Interest Income	$3,674	$(1,207)	$2,467	$2,944	$(2,451)	$493

Note:	The change attributed to volume is calculated by taking the average change in average balance times the prior year's average rate and the remainder is attributable to rate.
2016 versus 2015
For 2016, net interest income, measured on a tax equivalent basis, increased $2,467,000, or 6.9%, to $38,454,000 from $35,987,000 for 2015. Overall, the Company’s net interest spread decreased 1 basis point to 3.05% for 2016 compared with 2015. Despite higher average balances in loans during 2016 compared with 2015 and a 25 basis point increase in the prime lending rate between the years, a flattening yield curve as the market reacted to slowing economic growth negatively impacted the yields on loans and caused funding costs to increase. Payments on and maturities of existing loans were reinvested at lower rates due to competitive market conditions. An increase in securities yields helped increase the average yield earned on interest-earning assets for 2016 compared with 2015 and helped maintain the net interest margin at the same 3.14% as in 2015. The Company sold its portfolio of U.S. Government Sponsored Enterprises ("GSE") commercial collateralized mortgage obligations ("CMOs") in February 2016 and it took longer to deploy the funds into new loans than originally anticipated. The average rate increased as the Company was able to invest a large portion of the additional funds at rates above the FRB's target for the Fed Funds rate.
Interest income on a tax equivalent basis on loans increased from $31,881,000 for 2015 to $34,884,000 for 2016, an increase of $3,003,000. The increase in interest income on loans was primarily a result of an increase in average loan volume, offset partially by a decrease in yield, which decreased eight basis points from 4.27% for 2015 to 4.19% for 2016. Average loans increased to $833,265,000 for 2016, compared with $746,679,000 for 2015, and was the result of successful sales efforts across most loan classes. Favorable market conditions and the addition of several seasoned loan officers contributed to loan growth. However, new loans added were generally at lower rates than the existing portfolio.
Interest income earned on a tax equivalent basis on securities increased $453,000 for 2016 and totaled $8,779,000 compared with $8,326,000 for 2015. The average balance of securities decreased from $381,668,000 for 2015 to $360,355,000 for 2016, with funds obtained from maturing and prepaying securities used to fund a portion of the Company's loan growth. Contributing to the increase in interest income on securities was a higher composition of tax free securities, and the higher tax-equivalent yields associated with them.
Interest expense on deposits and borrowings for 2016 totaled $5,417,000, an increase of $1,116,000 from $4,301,000 for 2015, as the average balance of interest-bearing liabilities increased 7.25% from $956,740,000 for 2015 to $1,026,092,000 for

2016. In addition, our cost of funds on interest-bearing liabilities increased to 0.53% for 2016 from 0.45% for 2015. Interest expense on time deposits increased for 2016 to $3,472,000, from $2,562,000 for 2015.
Our ability to attract new deposits in all categories, but in particular interest-bearing demand deposits, resulted in an increase in average interest-bearing deposits. The Company has been able to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships which contributed to the increase in average interest-bearing and noninterest-bearing deposits. The cost of interest-bearing liabilities is influenced by changes in short-term interest rates. We also paid a higher rate on certain intermediate-term brokered deposits to help protect earnings from a rising rate environment and incurred $108,000 of accelerated interest expense on the call of brokered certificates of deposits in 2016.
The increase in deposits enabled us to decrease our use of short-term borrowings, which generally have higher interest rates associated with them. The average balance of short-term borrowings decreased $28,875,000 for 2016 to $56,387,000. The average rate paid on short-term borrowings for 2016 was 0.33%, a decrease of 2 basis points from that paid in 2015. The decrease in average balances and rates paid resulted in a decrease in interest expense on short-term borrowings from $295,000 for 2015 to $187,000 for 2016. We added to our long-term borrowings during 2016, for an average balance of $24,335,000 for 2016 compared with $22,522,000 for 2015, and an increase in expense of $19,000, from $400,000 for 2015 to $419,000 for 2016.
2015 versus 2014
For 2015, net interest income measured on a tax equivalent basis increased $493,000, or 1.4%, to $35,987,000 from $35,494,000 for 2014. The primary reason for the increase in net interest income was higher average balances in loans during 2015 as compared with 2014. However, net interest margin compressed from 3.20% for 2014 to 3.14% for 2015, due to the effects of the flattening yield curve throughout 2015 that negatively impacted the yields on interest-earning assets, and caused funding costs to increase.
Interest income on a tax equivalent basis on loans increased from $30,719,000 for 2014 to $31,881,000 for 2015, an increase of $1,162,000. The increase in interest income on loans was primarily a result of an increase in average loan volume, offset partially by a decrease in yield. The average loans balance increased to $746,679,000 for 2015, compared with $683,878,000 for 2014, and was the result of successful sales efforts across all loan classes. The average yield on the loan portfolio decreased 22 basis points from 4.49% for 2014 to 4.27% for 2015, which partially offset the income generated from higher average loan balances. During 2015, competition for loans remained strong, which resulted in competitive pricing in order to grow loan balances. Additionally, the proceeds from loan repayments were invested in new loans, generally at lower rates than those loans in which repayments were received.
Interest income earned on a tax equivalent basis on securities decreased in 2015 and totaled $8,326,000 a decrease of $573,000 compared with the $8,899,000 for 2014. The average balance of securities has decreased from $413,072,000 for December 31, 2014 to $381,668,000 for 2015, with funds obtained from the maturing and prepaying securities used to fund a portion of the Company's loan growth, which resulted in a decline in the average balance of securities available for sale from 2014 to 2015. Partially offsetting the decrease in interest income on securities that resulted from lower average balances, was an increase in rates earned on securities, which increased from an average tax equivalent yield of 2.15% in 2014 to 2.18% in 2015. As a result of a greater composition of tax-exempt securities in the total securities portfolio, the overall yield increased slightly, as tax-exempt securities continued to provide attractive yields.
Interest expense on deposits and borrowings for 2015 was $4,301,000, an increase of $142,000, from $4,159,000 for 2014. The average balance of interest-bearing liabilities increased 2.13% from $936,831,000 for 2014 to $956,740,000 for 2015. In addition, the Company’s cost of funds on interest-bearing liabilities increased to 0.45% for 2015 from 0.44% for 2014. Interest expense on time deposits decreased for 2015 to $2,562,000, from $2,720,000 for 2014, due to a decrease in average balances. During the first six months of 2015, the Company was allowing its time deposits to run off which contributed greatly to the decline in average time deposits in comparison to 2014, as there were cheaper funding alternatives available. As opportunities to deploy funds at more favorable returns for the risk taken became available, the Company increased its time deposits resulting in an increase in the average rates paid for time deposits from 0.93% for 2014 to 0.97% in 2015. The Company replaced short term borrowings with callable brokered time deposits to fund loan and securities growth during the last six months of 2015. The Company made this choice because the call option gave the Company the flexibility to reduce its cost of funds if interest rates fall while protecting its net interest margin if rates should rise.
In addition, the increased use of short-term borrowings for temporary funding sources, and additional long-term borrowings, which generally have higher interest rates associated with them, also resulted in the increase in the cost of funds. The average balance of short-term borrowings increased $33,340,000 during 2015 to $85,262,000. The average rate paid on short-term borrowings for 2015 was 0.35%, an increase of 6 basis points from that paid in 2014. The increase in average balances and rates paid resulted in an increase in interest expense on short-term borrowings from $148,000 for 2014 to $295,000 in 2015. Additionally, the Company added to its long-term borrowings, resulting in a higher average balance of $22,522,000 for the year ended December 31, 2015 compared with $17,773,000 in 2014, and was the primary reason for the increase in expense of $67,000, from $333,000 for 2014 to $400,000 for 2015.
The Company’s net interest spread of 3.06% decreased 7 basis points for 2015 as compared with 2014. Net interest margin for 2015 was 3.14%, a 6 basis point decrease from 3.20% for 2014, and is reflective of a flattening yield curve.
Provision for Loan Losses
The Company recorded a provision for loan losses of $250,000 for 2016, and a negative provision for loan losses, or a reversal of amounts previously provided, of $603,000 and $3,900,000 for 2015 and 2014. The provision for loan losses of $250,000 in 2016 reflects a growing loan portfolio and other qualitative factors. The negative provision in 2015 is the result of a recovery on a loan with prior charge-offs totaling this amount. The negative provision recorded in 2014 was the result of several factors, including: favorable recoveries of loan amounts previously charged-off; successful resolution of a loan in workout with a smaller charge-off than the reserve established for it; and significant improvement in asset quality metrics. Favorable charge-off data, combined with relatively stable economic and market conditions, resulted in the determination that a negative provision could be recorded in 2015 and 2014 despite net charge-offs for the periods, as allowance for loan losses coverage metrics remained strong.
See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income
The following provides information regarding noninterest income changes over the past three years.

(Dollars in thousands)	2016	2015	2014	% Change
				2016-2015	2015-2014

Service charges on deposit accounts	$5,445	$5,226	$5,415	4.2%	(3.5)%
Other service charges, commissions and fees	994	1,223	1,033	(18.7)%	18.4%
Trust and investment management income	5,091	4,598	4,687	10.7%	(1.9)%
Brokerage income	1,933	2,025	2,150	(4.5)%	(5.8)%
Mortgage banking activities	3,412	2,747	2,207	24.2%	24.5%
Earnings on life insurance	1,099	1,025	950	7.2%	7.9%
Other income (loss)	345	410	477	(15.9)%	(14.0)%
Subtotal before securities gains	18,319	17,254	16,919	6.2%	2.0%
Investment securities gains	1,420	1,924	1,935	(26.2)%	(0.6)%
Total noninterest income	$19,739	$19,178	$18,854	2.9%	1.7%
2016 versus 2015
Noninterest income increased $561,000 to $19,739,000 for 2016, compared with $19,178,000 for 2015. The following factors contributed to that net increase.

•
Service charges on deposit accounts increased $219,000 for 2016 compared with 2015, due principally to revenues generated from new cash management product offerings and higher interchange fees associated with increased usage by our customers

•
Other service charges, commissions and fees decreased $229,000 in comparing 2016 with 2015. In 2015, these revenues were favorably impacted by gains on sale of Small Business Administration and U.S. Department of Agriculture loans.

•
Trust, investment management and brokerage income increased $401,000 for 2016 compared with 2015. Trust and brokerage income included increased estate fees partially offset by lower brokerage income. The addition of

Wheatland as an investment manager had a modest impact on 2016 revenues as that acquisition occurred in December 2016.

•	Mortgage banking revenue increased $665,000 from 2015 to 2016. Favorable interest rate conditions have supported increased new home purchases and refinancing activity resulting in the increase.

•	Other income decreased $65,000 in comparing 2016 to 2015, reflecting, in part, decreased gains on sales of other real estate owned as well as changes due to customary business activities.

•
Security gains totaled $1,420,000 for 2016, a $504,000 decrease compared with $1,924,000 for 2015. For both years, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to accelerate earnings on securities through gains, while also meeting the funding requirements of current and anticipated lending activity.

2015 versus 2014
Noninterest income increased to $19,178,000 for 2015, as compared with $18,854,000 for 2014, an increase of 1.7%. The following factors contributed to that net increase.

•
Service charges on deposit accounts decreased $189,000 in comparing 2015 with 2014, continuing a declining trend noted in 2014. The Company has experienced a decline in overdraft charges as consumers have greater awareness of their available balances given new technology, and are less likely to incur charges.

•
Other service charges, commissions and fees increased $190,000 from 2014 to 2015. In 2015, the Company's revenues were favorably impacted by $205,000 on the gain on sale of Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans, with no similar gains in 2014.

•
Trust department and brokerage income decreased $214,000 for 2015 compared with 2014. Unfavorable market conditions, in which declines in the stock market were experienced, negatively impacted revenues.

•
Mortgage banking revenue for 2015 increased $540,000 from 2014 to 2015. Favorable real estate and interest rate market conditions led to the increase, as the Company was able to enhance its new home purchase mortgage revenues, and relied less on mortgage loan refinancings.

•	Other income decreased $67,000 for 2015 compared with 2014. A principal contributor was $234,000 in gains on sales of other real estate owned for 2015, compared with $299,000 in such gains for 2014.

•
Security gains totaled $1,924,000 for 2015, which was relatively comparable to $1,935,000 in 2014. For both years, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to realize earnings on securities through gains, while funding the cash requirements of lending activity.

Noninterest Expenses
The following provides information regarding noninterest expenses over the past three years.

				% Change
(Dollars in thousands)	2016	2015	2014	2016-2015	2015-2014

Salaries and employee benefits	$26,370	$24,056	$23,658	9.6%	1.7%
Occupancy	2,491	2,221	2,251	12.2%	(1.3)%
Furniture and equipment	3,335	3,061	3,328	9.0%	(8.0)%
Data processing	2,378	2,026	1,866	17.4%	8.6%
Telephone and communication	740	692	569	6.9%	21.6%
Automated teller machine and interchange fees	748	798	865	(6.3)%	(7.7)%
Advertising and bank promotions	1,717	1,564	1,195	9.8%	30.9%
FDIC insurance	775	859	1,621	(9.8)%	(47.0)%
Legal	850	1,440	705	(41.0)%	104.3%
Other professional services	1,332	1,262	1,580	5.5%	(20.1)%
Directors' compensation	969	737	624	31.5%	18.1%
Collection and problem loan	238	447	729	(46.8)%	(38.7)%
Real estate owned	239	162	300	47.5%	(46.0)%
Taxes other than income	767	916	562	(16.3)%	63.0%
Regulatory settlement	1,000	0	0	100.0%	0.0%
Other operating expenses	4,191	4,366	3,915	(4.0)%	11.5%
Total noninterest expenses	$48,140	$44,607	$43,768	7.9%	1.9%

2016 versus 2015
Noninterest expenses totaled $48,140,000 for 2016 compared with $44,607,000 for 2015, an increase of $3,533,000. The following factors contributed to that net increase.

•
Salaries and employee benefits totaled $26,370,000 for 2016, compared with $24,056,000 in 2015, an increase of $2,314,000. The increase reflects the impact of adding new customer-facing employees in markets targeted for expansion as well as merit increases. Other drivers were additional medical expense incurred for new employees and increased claim activity, increased expense associated with supplemental executive compensation and compensation related to share-based awards granted in 2016.

•
Consistent with our growth strategy in which new facilities were acquired in Berks, Cumberland, Dauphin and Lancaster counties, we have experienced increases in occupancy, furniture and equipment expenses, which totaled a combined $5,826,000 for 2016 compared with $5,282,000 for 2015, an increase of $544,000, or 10.3%.

•
Data processing charges increased $352,000 in comparing 2016 with 2015. Telephone and communication charges similarly increased $48,000. The increases reflect our volume and physical growth and costs associated with more sophisticated product and service offerings.

•
Advertising and bank promotion increased $153,000 from 2015 to 2016, principally due to $100,000 of incremental Educational Improvement Tax Credit (“EITC”) contributions (a component of Pennsylvania tax credits) made in 2016 and increased expenditures related to brand marketing and expansion in new markets.

•	FDIC insurance decreased $84,000 from 2015 to 2016. The Company benefited from a lower assessment rate as the FDIC reached its 1.15% of insured funds target on June 20, 2016.

•
Legal fees decreased $590,000 in comparing 2016 with 2015, as the Company had higher than normal legal expenses in 2015 as it attended to legal matters, including outstanding litigation against the Company and an investigation with the SEC which began in the second quarter of 2015 and concluded in the third quarter of 2016.

Although certain legal matters are ongoing, the legal expenses associated with them in 2016 have been less than the levels in 2015.

•
Directors' compensation increased $232,000 from 2015 to 2016. The increase includes fees associated with two new directors added to the Board of Directors in 2016 and increased expense in 2016 for share-based compensation. In 2015, share-based compensation was only in effect for seven months of the year.

•
Collection and problem loan expense decreased $209,000 from 2015 to 2016 as a result of a lower level of classified loans that are being worked out by the Company. Partially offsetting this expense benefit is an increase in real estate owned expense of $77,000 from 2015 to 2016.

•
Taxes, other than income, decreased $149,000 from 2015 to 2016. A significant portion of the decrease relates to incremental EITC credits for qualifying contributions made in 2016 versus 2015 and which largely offsets the related increase in advertising and bank promotions noted above.

•	The Company incurred and paid a civil money penalty of $1,000,000 to the SEC in 2016 to settle administrative proceedings against the Company.

•	Other line items within noninterest expenses reflect modest changes from 2015 to 2016 and are generally attributable to normal fluctuations in the conduct of business.

2015 versus 2014
Noninterest expenses totaled $44,607,000 for 2015 compared with $43,768,000 for 2014, an increase of $839,000, or 1.9%. The following factors contributed to the net increase in noninterest expenses.

•
Salaries and employee benefits increased $398,000 in comparing 2015 with 2014. The 2015 results were impacted by merit increases to employees, incentive compensation including incremental share-based compensation expense of $449,000, and severance costs that totaled approximately $446,000 that were recognized during 2015.

•
Furniture and equipment expense decreased $267,000 from 2014 to 2015. The decrease was due principally to lower depreciation charges and the absence of any losses on disposal of equipment, which totaled $41,000 for 2014.

•
Data processing charges increased $160,000 and telephone and communication charges increased $123,000 from 2014 to 2015. The annual increases are reflective of overall higher volumes and costs associated with more sophisticated product and service offerings.

•
Advertising and bank promotion increased $369,000 in comparing 2015 with 2014 and reflects the timing and advertising associated with the opening of our new full service branch in Lancaster, increased promotion of several of our products and general brand awareness.

•	FDIC insurance expenses decreased $762,000 from 2014 to 2015.The decrease was the result of a lower assessment rate as the Company’s risk profile improved.

•
Legal fees increased $735,000 from 2014 to 2015, primarily as a result of costs associated with certain legal matters, including outstanding litigation against the Company and an ongoing confidential investigation being conducted by the SEC as well as general corporate matters. It is anticipated that legal fees will continue to be at elevated levels until the litigation and the confidential investigation are completed.

•
Other professional services, which includes accounting and consulting, decreased $318,000 in comparing 2015 with 2014. The decrease is principally the result of less reliance on outside consulting firms, as some work previously handled by consultants was assumed by employees.

•
Directors' compensation increased $113,000 from 2014 to 2015. The increase was primarily attributed to share-based compensation awarded to the directors in May 2015, with a one year vesting period, which resulted in seven months of expense in 2015 with no similar charge in 2014.

•
Collection and problem loan expense decreased $282,000 from 2014 to 2015. Similarly, real estate owned expenses decreased $138,000 in comparing 2015 with 2014. The declines in collection and problem loan and real estate owned expenses reflect improvement in the level of classified assets between the two periods.

•
Taxes, other than income, increased $354,000 from 2014 to 2015 as Pennsylvania’s Bank Shares tax, which is based on shareholders’ equity at the beginning of the year, increased due to the combination of 2014’s earnings and an increase in other comprehensive income.

•
Other operating expenses increased $451,000 from 2014 to 2015. In 2015, incremental charges of $384,000 were incurred associated with the Company's investment in low-income housing projects compared with $150,000 in 2014, an increase of $234,000 or 156.0%. The prior year's results were positively impacted by favorable operating results of the partnerships, which resulted in less expense in 2014.

Income Taxes
Income tax expense totaled $1,266,000 and $1,634,000 for 2016 and 2015, compared with an income tax benefit of $16,132,000 for 2014. The income tax benefit for 2014 reflects the reversal of a valuation allowance on the Company's net deferred tax asset.
In 2012, based upon our evaluation of both positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operating results, a $20,235,000 full valuation on the net deferred tax assets was established. Specifically, it was determined that negative evidence, which included recent cumulative history of operating losses, deterioration in asset quality and resulting impact on profitability, and that we had exhausted our carryback availability, outweighed positive evidence. This position was reviewed quarterly and at December 31, 2014, management concluded that, based on the Company’s profitable operations over the prior nine quarters, improvements in asset quality, strengthened capital position, reduced regulatory risk, and improvement in economic conditions, a full valuation allowance was no longer necessary. The full amount was reversed at December 31, 2014, and resulted in a net income tax benefit for 2014 of $16,132,000. Management considered projected future taxable income, length of time needed for carryforwards to reverse, available tax planning strategies, and other factors in making its assessment that it was more likely than not the deferred tax assets would be realized.

The Company recorded income tax expense totaling $1,266,000 for 2016 and $1,634,000 for 2015. A meaningful comparison between years is the effective tax rate, a measurement of income tax expense as a percentage of pretax income. The effective tax rate for 2016 totaled 16.0% compared with 17.2% for 2015. These effective rates are lower than the federal statutory tax rate principally due to nontaxable interest earned on tax-free loans and securities and earnings on the cash surrender value of life insurance policies, offset partially by nondeductible expenses. Effective January 1, 2016, the Company changed the statutory federal tax rate from 35% to 34% to reflect its assessment that it will not be in the higher tax bracket. As a result, income tax expense for 2016 increased $185,000 due to the application of the new rate to existing deferred balances. A reconciliation of the federal statutory rate to the effective tax rate for 2016, 2015 and 2014 is included in Note 7, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Financial Condition
Management devotes substantial time to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale as a tool to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings.
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and Repurchase Agreements and other factors while trying to maximize return on the investments. Under GAAP, the Company may segregate its investment portfolio into three categories: “securities held to maturity,” “trading securities” and “securities available for sale.” Management has classified the entire securities portfolio as available for sale. Securities available for sale are accounted for at their current market value with unrealized gains and losses on such securities excluded from earnings and reported as a net amount in other comprehensive income.
The Company’s securities available for sale include debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as news that may impact specific issues. Management continuously monitors its debt securities, including updates of credit ratings, monitoring market, industry and segment news, as well as volatility in market prices. The Company uses various indicators in determining whether a debt security is other-than-temporarily impaired, including the extent of time the security has been in an unrealized loss position, and the extent of the unrealized loss. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or if it is able to hold the security until the price recovers. For those debt securities in which management concludes the security is other-than-temporarily impaired, it recognizes the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Given the strong asset quality of the debt security portfolio, management has not had to take an other-than-temporary impairment charge in 2016, 2015 or 2014.
For equity securities, when the Company has decided to sell an impaired available for sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. The Company recorded no other-than-temporary impairment expense on equity securities for the years ended December 31, 2016, 2015 and 2014.
The following table summarizes fair value of securities available for sale at December 31.

(Dollars in thousands)	2016	2015	2014

U.S. Government Agencies	$39,592	$47,227	$23,958
States and political subdivisions	164,282	125,961	52,401
GSE residential mortgage-backed securities	116,944	132,349	175,596
GSE residential CMOs	69,383	15,843	58,705
GSE commercial CMOs	4,856	63,770	65,472
Private label CMOs	5,006	8,901	0
Total debt securities	400,063	394,051	376,132
Equity securities	91	73	67
Totals	$400,154	$394,124	$376,199
The securities available for sale portfolio increased $6,030,000, or 1.5%, from $394,124,000 at December 31, 2015 to $400,154,000 at December 31, 2016. The overall increase in the securities portfolio during 2016 was consistent with the Company's intention to increase the size of the balance sheet to enhance interest income.
While the year-end balance increased, the average balance of securities declined from $381,668,000 for the year ended December 31, 2015 to $360,355,000 for the year ended December 31, 2016. As a result of interest rate market conditions, the Company liquidated its GSE commercial CMOs portfolio during the first quarter of 2016 at a net gain of $1,420,000. The proceeds from the sale were used to fund loan growth, reduce short-term borrowings and maintain liquidity for the first half of 2016. In the third quarter of 2016, the Company elected to reduce liquidity and enhance interest income through the purchase of securities, primarily GSE residential CMOs.
Management anticipates the loan portfolio will grow in 2017 and repayments from mortgage-backed securities and/or CMOs will be used to partially meet this loan demand, as these instruments provide monthly cash flows that may be reinvested in the loan portfolio. The yields available on state and political subdivision securities were attractive late in 2016, and this factored into our consideration to increase holdings in state and political subdivisions, while decreasing our investment in GSE residential mortgage-backed securities. The Company also invested in private label CMOs in the fourth quarter of 2015 as they too provided attractive yields, and may continue to represent a larger portion of the securities available for sale portfolio going forward.

The following table shows the maturities of investment securities at book value at December 31, 2016, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
U. S. Government Agencies
Book value	$0	$0	$900	$38,669	$39,569
Yield	0.00%	0.00%	1.97%	2.53%	2.52%
Average maturity (years)	0.0	0.0	6.7	21.9	21.6
States and political subdivisions
Book value	15	7,157	71,305	85,200	163,677
Yield	7.46%	2.82%	3.32%	4.68%	4.01%
Average maturity (years)	0.9	4.3	7.5	17.8	12.7
GSE residential mortgage-backed securities
Book value	0	0	5,040	110,982	116,022
Yield	0.00%	0.00%	1.70%	2.07%	2.06%
Average maturity (years)	0.0	0.0	9.7	46.4	44.8
GSE residential CMOs
Book value	0	0	0	72,411	72,411
Yield	0.00%	0.00%	0.00%	1.88%	1.88%
Average maturity (years)	0.0	0.0	0.0	13.7	13.7
GSE commercial CMOs
Book value	0	0	5,148	0	5,148
Yield	0.00%	0.00%	2.40%	0.00%	2.40%
Average maturity (years)	0.0	0.0	8.7	0.0	8.7
Private label CMOs
Book value	0	0	0	5,042	5,042
Yield	0.00%	0.00%	0.00%	1.95%	1.95%
Average maturity (years)	0.0	0.0	0.0	19.6	19.6
Total
Book value	$15	$7,157	$82,393	$312,304	$401,869
Yield	7.46%	2.82%	3.15%	2.79%	2.87%
Average maturity (years)	0.9	4.3	7.7	27.5	23.1
The average maturity is based on the contractual terms of the debt or mortgage-backed securities, and does not factor into required repayments or anticipated prepayments that may exist. At December 31, 2016, the weighted average estimated life of the mortgage-backed and CMO securities is approximately 3.8 years, based on current interest rates and anticipated prepayment speeds.
Loan Portfolio
The Company offers a variety of products to meet the credit needs of our borrowers, principally commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
Generally, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and the allowance for loan losses. The Company’s legal lending limit to one borrower was approximately $19,200,000 at December 31, 2016. No borrower had an outstanding exposure exceeding the limit at year-end.
The risks associated with lending activities differ among various loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact the borrower’s ability to repay loans, and also impact the associated collateral. A further discussion on the classes of loans the Company makes and related risks is included in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
The following table presents the loan portfolio, excluding loans held for sale, broken out by classes at December 31.

(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$112,295	$103,578	$100,859	$111,290	$144,290
Non-owner occupied	206,358	145,401	144,301	135,953	120,930
Multi-family	47,681	35,109	27,531	22,882	21,745
Non-owner occupied residential	62,533	54,175	49,315	55,272	66,381
Acquisition and development:
1-4 family residential construction	4,663	9,364	5,924	3,338	2,850
Commercial and land development	26,085	41,339	24,237	19,440	30,375
Commercial and industrial	88,465	73,625	48,995	33,446	39,340
Municipal	53,741	57,511	61,191	60,996	68,018
Residential mortgage:
First lien	139,851	126,022	126,491	124,728	108,601
Home equity – term	14,248	17,337	20,845	20,131	14,747
Home equity – lines of credit	120,353	110,731	89,366	77,377	79,448
Installment and other loans	7,118	7,521	5,891	6,184	7,014
	$883,391	$781,713	$704,946	$671,037	$703,739
In addition to monitoring our loan portfolio by loan class as noted above, we also monitor concentrations by industry. The Bank’s lending policy defines an industry concentration as one that exceeds 25% of the Bank’s total risk-based capital ("RBC"). The following industries meet this criteria at December 31, 2016:

(Dollars in thousands)	Balance	% of Total Loans	% of Total RBC

Office space	$93,883	10.6%	74.3%
Strip retail shopping centers	39,775	4.5%	31.5%
The loan portfolio at December 31, 2016 of $883,391,000 increased $101,678,000, or 13.0%, from $781,713,000 at December 31, 2015. In 2016, loan growth was experienced in many loan segments, demonstrating continued organic growth from our sales and marketing efforts. The largest increase was in commercial real estate, which grew by $90,604,000 as we continued to capitalize on market disruption caused by mergers of larger institutions in our market, aided by increased sales efforts and additional relationship managers, and expansion into our newer markets in Dauphin and Lancaster counties, Pennsylvania.
Growth was also experienced in first lien and equity lines of credit classes in our residential mortgage portfolio segment, which totaled $274,452,000 at December 31, 2016, an 8.0% increase over $254,090,000 at December 31, 2015. Overall growth was achieved for reasons similar to the commercial real estate class, with a continuing growth focus in equity lines of credit as this residential mortgage product provides attractive yields and shorter durations than first lien residential mortgages.
Competition for new business opportunities remains strong, which may temper loan growth in future quarters. However, we have hired and anticipate hiring additional lenders in order to capitalize on disruptions that have been caused by the acquisition of some of our competitors in the markets served by larger institutions.

The following table presents expected maturities of certain loan classes by fixed-rate or adjustable rate categories at December 31, 2016.

	Due In
(Dollars in thousands)	One Year or Less	One Year Through Five Years	After Five Years	Total
Acquisition and development:
1-4 family residential construction
Fixed rate	$103	$0	$3,445	$3,548
Adjustable and floating rate	452	0	663	1,115
	555	0	4,108	4,663
Commercial and land development
Fixed rate	1,396	608	8,275	10,279
Adjustable and floating rate	1,522	1,674	12,610	15,806
	2,918	2,282	20,885	26,085
Commercial and industrial
Fixed rate	353	16,557	15,865	32,775
Adjustable and floating rate	33,434	6,975	15,281	55,690
	33,787	23,532	31,146	88,465
	$37,260	$25,814	$56,139	$119,213
The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction to permanent status. Variable rate loans shown above include semi-fixed loans that contractually will adjust with prime or LIBOR after the interest lock period which may be up to 10 years. At December 31, 2016, there were approximately $18,955,000 of such loans.
Asset Quality
Risk Elements
The Company’s loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through our underwriting standards, on-going credit reviews, and monitoring of asset quality measures. Additionally, loan portfolio diversification, which limits exposure to a single industry or borrower, and collateral requirements also mitigate our risk of credit loss.
The Company’s loan portfolio is principally to borrowers in South Central Pennsylvania and Washington County, Maryland. As the majority of loans are concentrated in this geographic region, a substantial portion of the debtor’s ability to honor obligations may be affected by the level of economic activity in the market area.
Nonperforming assets include nonaccrual loans and foreclosed real estate. In addition, restructured loans still accruing and loans past due 90 days or more and still accruing are also deemed to be risk assets. For all loan classes, the accrual of interest income generally ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest; or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest and the loan is in the process of collection. Interest accrued, but not collected, at the date of placement on nonaccrual status, is generally reversed and charged against interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal. For all loan classes, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current; the loans have performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months; and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contract terms of the loan.
Loans for which terms are modified are classified as troubled debt restructurings ("TDRs") if, in connection with the modification, a concession was granted, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments; an extension of a loan’s stated maturity date; temporary reduction in interest rates; or below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual TDRs may be restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate the ability to meet the modified terms. TDRs are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing; loans past due 90 days or more; and foreclosed real estate at December 31. Relevant asset quality ratios are also presented.

(Dollars in thousands)	2016	2015	2014	2013	2012

Nonaccrual loans (cash basis)	$7,043	$16,557	$14,432	$19,347	$17,943
Other real estate owned (OREO)	346	710	932	987	1,876
Total nonperforming assets	7,389	17,267	15,364	20,334	19,819
Restructured loans still accruing	930	793	1,100	5,988	3,092
Loans past due 90 days or more and still accruing	0	24	0	0	0
Total nonperforming and other risk assets	$8,319	$18,084	$16,464	$26,322	$22,911

Loans 30-89 days past due	$1,218	$2,532	$1,612	$3,963	$3,578
Ratio of:
Total nonperforming loans to loans	0.80%	2.12%	2.05%	2.88%	2.55%
Total nonperforming assets to assets	0.52%	1.34%	1.29%	1.73%	1.61%
Total nonperforming assets to total loans and OREO	0.84%	2.21%	2.18%	3.03%	2.81%
Total risk assets to total loans and OREO	0.94%	2.31%	2.33%	3.92%	3.25%
Total risk assets to total assets	0.59%	1.40%	1.38%	2.23%	1.86%
Allowance for loan losses to total loans	1.45%	1.74%	2.09%	3.12%	3.29%
Allowance for loan losses to nonperforming loans	181.39%	81.95%	102.18%	108.36%	129.11%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	160.23%	78.20%	94.95%	82.75%	110.13%
The following table provides a further breakdown of impaired loans at December 31, 2016 and 2015.

	2016			2015
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,070	$0	$1,070	$2,109	$0	$2,109
Non-owner occupied	736	0	736	7,856	0	7,856
Multi-family	199	0	199	233	0	233
Non-owner occupied residential	452	0	452	895	0	895
Acquisition and development
Commercial and land development	1	0	1	5	0	5
Commercial and industrial	595	0	595	734	0	734
Residential mortgage:
First lien	3,396	896	4,292	4,015	793	4,808
Home equity – term	93	34	127	103	0	103
Home equity – lines of credit	495	0	495	590	0	590
Installment and other loans	6	0	6	17	0	17
	$7,043	$930	$7,973	$16,557	$793	$17,350

Risk assets, which incorporate nonperforming assets and restructured and loans past due 90 days or more and still accruing, at December 31, 2016 totaled $8,319,000, a decrease of $9,765,000, or 54.0%, from $18,084,000 at December 31, 2015. Efforts by the Company to work through risk assets in order to reduce the risk of future credit losses in the portfolio resulted in a decline in the number of risk assets. Nonaccrual loans totaled $7,043,000 at December 31, 2016, a decrease of $9,514,000 from December 31, 2015 due principally to the sale of a loan with a carrying balance of $5,946,000 to a third party. Cash proceeds totaled $5,100,000 with the $846,000 difference recorded as a charge-off to the allowance for loan losses.
The allowance for loan losses totaled $12,775,000 at December 31, 2016, a $793,000 decrease from $13,568,000 at December 31, 2015, resulting from net charge-offs of $1,043,000 and a provision for loan losses of $250,000 for 2016. While the allowance for loan losses is lower as a percentage of the total loan portfolio at December 31, 2016 than in prior years, nonperforming loans decreased during 2016 due to continued successful loan workout efforts, contributing substantially to the changes in ratios noted above from December 31, 2015 to December 31, 2016.
Management believes the coverage ratios are adequate for the risk profile of the loan portfolio given ongoing monitoring of the portfolio and the analysis performed at December 31, 2016. The Company continues to work through its nonaccrual loans and other risk elements in an attempt to reduce the levels of these under-performing assets and, to the extent possible, recover amounts previously charged-off. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may continue to experience additional impaired loans.
For the years ended December 31, 2016, 2015, and 2014 recoveries of $679,000, $926,000 and $1,423,000 have been credited to the allowance for loan losses. These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Although recoveries are difficult to predict, additional recoveries that the Company receives will be used to replenish the allowance for loan losses. Recoveries favorably impact historical charge-off factors, which contributes to changes in quantitative and qualitative factors used in allowance adequacy analysis. In 2015 and 2014, negative provisions for loan losses were recorded. However, as charge-offs stabilize and the loan portfolio continues to grow, future provisions for loan losses may result and be charged to operations in subsequent periods.
At December 31, 2016, the Company had 79 lending relationships with loans that were considered impaired, and were included in the impaired loan balance of $7,973,000, compared with 84 lending relationships with an impaired loan balance of $17,350,000 at December 31, 2015. Of the relationships deemed to be impaired at December 31, 2016, none had an outstanding book balance in excess of $1,000,000 and 75, or 94.9%, had recorded balances less than $250,000. The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Impairment reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.
The following table presents exposure to relationships with an impaired loan balance, partial charge-offs taken to date and specific reserves established on the relationships at December 31, 2016 and 2015.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
December 31, 2016
Relationships greater than $1,000,000	0	$0	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,327	620	0
Relationships greater than $250,000 but less than $500,000	2	640	120	0
Relationships less than $250,000	75	6,006	1,184	43
	79	$7,973	$1,924	$43
December 31, 2015
Relationships greater than $1,000,000	1	$6,542	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,578	475	164
Relationships greater than $250,000 but less than $500,000	7	2,659	188	0
Relationships less than $250,000	74	6,571	1,294	125
	84	$17,350	$1,957	$289

Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by an independent credit officer. Credit Administration also reviews loans in excess of $1,000,000. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the ERM Committee.
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at December 31, 2016. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance of $346,000 at December 31, 2016 consisted of 1 commercial property totaling $77,000, and 7 residential properties totaling $269,000. All properties have carrying values less than $150,000 and are carried at the lower of cost or fair value, less costs to dispose.
At December 31, 2016, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market declines, additional charges may be needed. During 2016, writedown of other real estate owned properties totaled $43,000.
Credit Risk Management
Allowance for Loan Losses
The Company maintains the allowance for loan losses at a level deemed adequate by management for probable incurred credit losses. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the allowance for loan losses utilizing a defined methodology which considers specific credit evaluation of impaired loans, past loan loss historical experience and qualitative factors. Management addresses the requirements for loans individually identified as impaired, loans collectively evaluated for impairment, and other bank regulatory guidance in its assessment.
The allowance for loan losses is evaluated based on review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve is included in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

The following table summarizes the Company’s internal risk ratings at December 31.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2016
Commercial real estate:
Owner-occupied	$103,652	$5,422	$2,151	$1,070	$0	$112,295
Non-owner occupied	190,726	4,791	10,105	736	0	206,358
Multi-family	42,473	4,222	787	199	0	47,681
Non-owner occupied residential	59,982	949	1,150	452	0	62,533
Acquisition and development:
1-4 family residential construction	4,560	103	0	0	0	4,663
Commercial and land development	25,435	10	639	1	0	26,085
Commercial and industrial	87,588	251	32	594	0	88,465
Municipal	53,741	0	0	0	0	53,741
Residential mortgage:
First lien	135,558	0	0	4,293	0	139,851
Home equity – term	14,155	0	0	93	0	14,248
Home equity – lines of credit	119,681	82	61	529	0	120,353
Installment and other loans	7,112	0	0	6	0	7,118
	$844,663	$15,830	$14,925	$7,973	$0	$883,391
December 31, 2015
Commercial real estate:
Owner-occupied	$96,715	$1,124	$3,630	$2,109	$0	$103,578
Non-owner occupied	125,043	12,394	108	7,856	0	145,401
Multi-family	31,957	1,779	1,140	233	0	35,109
Non-owner occupied residential	50,601	1,305	1,374	895	0	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	9,364
Commercial and land development	40,181	219	934	5	0	41,339
Commercial and industrial	70,967	1,380	544	734	0	73,625
Municipal	57,511	0	0	0	0	57,511
Residential mortgage:
First lien	121,214	0	0	4,808	0	126,022
Home equity – term	17,234	0	0	103	0	17,337
Home equity – lines of credit	109,731	230	180	590	0	110,731
Installment and other loans	7,504	0	0	17	0	7,521
	$738,022	$18,431	$7,910	$17,350	$0	$781,713
Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that “Substandard” loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the “Special Mention” classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require follow-up by lenders on the cause of the potential weakness, and once resolved, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to “Pass.”

The following tables summarize the average recorded investment in impaired loans and interest income recognized, on a cash basis, and interest income earned but not recognized for years ended December 31.

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2016
Commercial real estate:
Owner-occupied	$1,758	$0	$124
Non-owner occupied	6,831	0	326
Multi-family	216	0	17
Non-owner occupied residential	645	0	35
Acquisition and development:
Commercial and land development	3	0	1
Commercial and industrial	575	0	25
Residential mortgage:
First lien	4,525	33	175
Home equity – term	98	0	6
Home equity – lines of credit	455	0	19
Installment and other loans	12	0	3
	$15,118	$33	$731
December 31, 2015
Commercial real estate:
Owner-occupied	$2,613	$0	$177
Non-owner occupied	3,470	0	256
Multi-family	402	0	15
Non-owner occupied residential	1,020	0	56
Acquisition and development:
Commercial and land development	266	137	2
Commercial and industrial	1,208	0	28
Residential mortgage:
First lien	4,644	37	167
Home equity – term	130	0	3
Home equity – lines of credit	571	0	29
Installment and other loans	22	0	3
	$14,346	$174	$736
December 31, 2014
Commercial real estate:
Owner-occupied	$3,740	$20	$179
Non-owner occupied	6,711	143	156
Multi-family	274	2	6
Non-owner occupied residential	2,095	13	62
Acquisition and development:
Commercial and land development	1,250	34	59
Commercial and industrial	1,700	5	19
Residential mortgage:
First lien	4,226	53	196
Home equity – term	85	0	5
Home equity – lines of credit	111	3	25
Installment and other loans	9	1	1
	$20,201	$274	$708

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2013
Commercial real estate:
Owner-occupied	$3,528	$147	$192
Non-owner occupied	4,307	145	44
Multi-family	135	16	6
Non-owner occupied residential	4,799	77	180
Acquisition and development:
1-4 family residential construction	481	0	0
Commercial and land development	3,009	49	127
Commercial and industrial	1,780	45	46
Residential mortgage:
First lien	2,697	140	103
Home equity – term	59	8	2
Home equity – lines of credit	305	6	2
Installment and other loans	1	0	0
	$21,101	$633	$702
December 31, 2012
Commercial real estate:
Owner-occupied	$8,374	$20	$131
Non-owner occupied	14,372	69	260
Multi-family	3,940	0	10
Non-owner occupied residential	20,284	61	288
Acquisition and development:
1-4 family residential construction	1,542	26	16
Commercial and land development	12,652	252	168
Commercial and industrial	2,691	43	55
Residential mortgage:
First lien	2,700	61	73
Home equity – term	156	2	4
Home equity – lines of credit	467	15	5
Installment and other loans	8	0	0
	$67,186	$549	$1,010

     The following table summarizes activity in the allowance for loan losses for the years ended December 31.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2016
Balance, beginning of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	107	(270)	129	(4)	(38)	532	116	648	(360)	250
Charge-offs	(872)	0	(79)	0	(951)	(577)	(194)	(771)	0	(1,722)
Recoveries	412	0	12	0	424	154	101	255	0	679
Balance, end of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
December 31, 2015
Balance, beginning of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(1,020)	(440)	249	(125)	(1,336)	1,122	55	1,177	(444)	(603)
Charge-offs	(711)	(22)	(115)	0	(848)	(592)	(62)	(654)	0	(1,502)
Recoveries	152	615	72	0	839	78	9	87	0	926
Balance, end of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
December 31, 2014
Balance, beginning of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,674)	92	(554)	(61)	(2,197)	(960)	107	(853)	(850)	(3,900)
Charge-offs	(2,637)	(70)	(270)	0	(2,977)	(587)	(177)	(764)	0	(3,741)
Recoveries	558	5	766	0	1,329	29	65	94	0	1,423
Balance, end of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
December 31, 2013
Balance, beginning of year	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	4,109	(6,087)	(3,478)	21	(5,435)	1,845	99	1,944	341	(3,150)
Charge-offs	(4,767)	(193)	(132)	0	(5,092)	(491)	(144)	(635)	0	(5,727)
Recoveries	154	3,448	2,839	0	6,441	151	84	235	0	6,676
Balance, end of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
December 31, 2012
Balance, beginning of year	$29,559	$9,708	$1,085	$789	$41,141	$933	$75	$1,008	$1,566	$43,715
Provision for loan losses	34,681	9,408	1,879	(566)	45,402	2,602	135	2,737	161	48,300
Charge-offs	(53,492)	(17,721)	(1,624)	0	(72,837)	(1,279)	(143)	(1,422)	0	(74,259)
Recoveries	2,971	2,107	295	0	5,373	19	18	37	0	5,410
Balance, end of year	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166

The following table summarizes asset quality ratios for years ended December 31.

	2016	2015	2014	2013	2012

Ratio of net charge-offs (recoveries) to average loans outstanding	0.13%	0.08%	0.34%	(0.14)%	8.01%
Provision for loan losses to net charge-offs (recoveries)	23.97%	(104.69)%	(168.25)%	331.93%	70.15%
Ratio of reserve to gross loans outstanding at December 31	1.45%	1.74%	2.09%	3.12%	3.29%
The Company experienced significant deterioration in asset quality in 2011 due to trends in the national and local economies, as well as declines in real estate values in the Company’s market area. In 2012, subsequent to high levels of nonperforming assets and restructured loans recorded in 2011, the Company continued to actively identify and monitor nonperforming assets, as evidenced by the provision expense shown and ratio of net charge-offs to average loans outstanding for that year. The Company continued to focus on working through its risk assets and, based on favorable trends in net charge-offs and improving asset quality ratios, was able to reduce the allowance for loan losses over the following years to $12,775,000 at December 31, 2016. The significant variations in net charge-offs for the years presented, with a high of $68,849,000 for 2012 to a low of $949,000 in net recoveries for the year ended December 31, 2013 resulted in the variances in the ratios presented.
The Company recorded a provision for loan losses expense of $250,000 for 2016, negative provisions, or reversals of amounts previously provided, of $603,000, $3,900,000 and $3,150,000 for 2015, 2014 and 2013, and expense of $48,300,000 for 2012. For each of the years in which a negative provision for loan losses was recorded, it was due to recovery of loans with prior charge-offs, allowing for the recovery. In addition, in certain cases loans were successfully worked out with smaller charge-offs than the reserve established on them. For 2013 through 2016, favorable historical charge-off data combined with relatively stable economic and market conditions resulted in the conclusion that a negative or modest provision could be recorded despite net charge-offs recorded. Further, the allowance for loan losses did not need to be replenished for impaired loans or for the loan growth experienced during the periods.
See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table shows the allocation of the allowance for loan losses by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31.

	2016		2015		2014		2013		2012
	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$1,591	13%	$1,998	13%	$2,059	14%	$3,583	17%	$2,504	21%
Non-owner occupied	4,380	23%	4,033	19%	4,887	20%	6,024	20%	5,022	17%
Multi-family	604	5%	709	5%	1,231	4%	1,699	3%	2,944	3%
Non-owner occupied residential	955	7%	1,143	7%	1,285	7%	1,909	8%	3,249	9%
Acquisition and development:
1-4 family residential construction	102	1%	236	1%	222	1%	196	0%	198	—%
Commercial and land development	478	3%	614	5%	475	3%	474	3%	3,304	4%
Commercial and industrial	1,074	10%	1,012	10%	806	7%	864	5%	1,635	6%
Municipal	54	6%	58	7%	183	9%	244	9%	223	10%
Residential mortgage:
First lien	1,624	16%	1,667	16%	1,295	18%	1,682	19%	957	16%
Home equity - term	151	1%	184	2%	206	3%	465	3%	252	2%
Home equity - lines of credit	1,204	14%	1,019	14%	761	13%	1,633	12%	1,066	11%
Installment and other loans	144	1%	121	1%	119	1%	124	1%	85	1%
Unallocated	414		774		1,218		2,068		1,727
	$12,775	100%	$13,568	100%	$14,747	100%	$20,965	100%	$23,166	100%

The following table summarizes the ending loan balance individually or collectively evaluated for impairment by loan class and the allowance for loan loss allocation for each at December 31.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2016
Loans allocated by:
Individually evaluated for impairment	$2,457	$1	$594	$0	$3,052	$4,915	$6	$4,921	$0	$7,973
Collectively evaluated for impairment	426,410	30,747	87,871	53,741	598,769	269,537	7,112	276,649	0	875,418
	$428,867	$30,748	$88,465	$53,741	$601,821	$274,452	$7,118	$281,570	$0	$883,391
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$43	$0	$43	$0	$43
Collectively evaluated for impairment	7,530	580	1,074	54	9,238	2,936	144	3,080	414	12,732
	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
December 31, 2015
Loans allocated by:
Individually evaluated for impairment	$11,093	$5	$734	$0	$11,832	$5,501	$17	$5,518	$0	$17,350
Collectively evaluated for impairment	327,170	50,698	72,891	57,511	508,270	248,589	7,504	256,093	0	764,363
	$338,263	$50,703	$73,625	$57,511	$520,102	$254,090	$7,521	$261,611	$0	$781,713
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$281	$8	$289	$0	$289
Collectively evaluated for impairment	7,883	850	1,012	58	9,803	2,589	113	2,702	774	13,279
	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
The allowance for loan losses allocations presented above represents the reserve allocations on loan balances outstanding at December 31. In addition to the reserve allocations on impaired loans noted above, 23 loans, with outstanding principal balances of $3,750,000, have had cumulative partial charge-offs to the allowance for loan losses totaling $1,924,000. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
Management believes the allocation of the allowance for loan losses between the various loan classes adequately reflects the probable incurred credit losses in each portfolio and is based on the methodology outlined in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Management re-evaluates and makes certain enhancements to its methodology used to establish a reserve to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan classes. Management believes these enhancements to the allowance for loan losses methodology improve the accuracy of quantifying probable incurred credit losses inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on its overall analysis.
The largest component of the reserve for the years presented has been allocated to the commercial real estate segment, particularly the non-owner occupied loan classes. The higher allocations in these loans classes as compared with the other loan classes is consistent with the inherent risk associated with these loans, as well as generally higher levels of impaired and criticized loans for the periods presented. Since December 31, 2011, there has generally been a dollar decrease in the reserves allocated to the commercial real estate portfolio, as the level of classified assets has declined, and historical loss rates have improved as a result of improving economic and market conditions.
The unallocated portion of the allowance for loan losses reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance decreased from $774,000 at December 31, 2015 to $414,000 at December 31, 2016 and represents 3.2% of the allowance for loan losses at December 31,

2016, compared with 5.7% at December 31, 2015. The Company monitors the unallocated portion of the allowance for loan losses, and by policy, has determined it cannot exceed 15% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio. As asset quality has continued to improve the last several years, management has determined that it has reduced the risk of loss associated with the portfolio, as evidenced by lower classified loans and sustainable improvements in delinquencies. Management concluded that a lower unallocated reserve was acceptable, both in dollars and as a percent of the total allowance for loan losses.
Management believes the Company’s allowance for loan losses is adequate based on information currently available. Future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Average total deposits were $1,092,843,000 for 2016, an increase of 11.2%, or $109,847,000, from 2015. Interest-bearing demand deposit account balances averaged $565,524,000 for the year ended December 31, 2016, an increase of 13.0% from the average balance of $500,474,000 in 2015, despite a decrease in average brokered money market accounts of $24,077,000. The Company has been able to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases it commercial relationships and grows core funding deposits through marketing campaigns and improvement in the delivery of our products with investments in technology. In addition, the Company has been able to increase its interest-free funds, as it expands its commercial and industrial loan portfolio.
Average time deposits totaled $289,574,000 in 2016, an increase of 9.9%, or $26,160,000, compared with the average balance of $263,414,000 in 2015. In 2016, the Company used deposit growth to fund loan growth in addition to proceeds from investment sales and paydowns. In comparison, in 2015 the Company chose to fund loan growth through sales and paydowns of securities available for sale and additional short-term borrowings, rather than maintain balances in time deposits. Average retail time deposits less than $100,000 remained relatively steady at approximately $83,000,000 from 2015 to 2016 and average institutional time deposits in excess of $100,000 decreased from $84,894,000 for 2015 to $80,462,000 for 2016. The Company chose to continue to not pay increased interest rates on these deposit types, but rather use alternate funding sources to meet loan demand. One funding source the Company used was brokered deposits, which averaged $72,282,000 for 2016 compared with $68,069,000 for the fourth quarter of 2015, when their use began. At December 31, 2016, brokered time deposits totaled $85,994,000 compared with $80,905,000 at December 31, 2015. Given interest rate conditions and asset/liability strategies, the Company elected to extend its maturity on deposits, principally through increasing its brokered time deposits, which have options that enable the Company to pay them off early. Although brokered time deposits increased modestly, the Company reduced its position in brokered money market accounts.
Management continually evaluates its utilization of brokered deposits, and considers the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that as loan growth increases, it will be able to generate core deposit funding by offering competitive rates.
The average amounts of deposits are summarized below for the years ended December 31:

(Dollars in thousands)	2016	2015	2014

Demand deposits	$147,473	$134,040	$123,224
Interest-bearing demand deposits	565,524	500,474	491,046
Savings deposits	90,272	85,068	83,941
Time deposits	289,574	263,414	292,149
Total deposits	$1,092,843	$982,996	$990,360

The following is a breakdown of maturities of time deposits of $100,000 or more at December 31, 2016.

(Dollars in thousands)	Total

Three months or less	$24,946
Over three months through six months	22,245
Over six months through one year	33,949
Over one year	23,323
Total	$104,463
Borrowings
In addition to deposit products, the Company uses short-term borrowing sources to meet liquidity needs and for temporary funding of growth in the loan portfolio. Sources of short-term borrowings include the Federal Home Loan Bank of Pittsburgh, federal funds purchased, and to a lesser extent, the FRB discount window. Short-term borrowings also include securities sold under agreements to repurchase with deposit customers, in which a customer sweeps a portion of its deposit balance into a Repurchase Agreement, which is a secured borrowing with a pool of securities pledged against the balance.
The Company also utilizes long-term debt, consisting principally of Federal Home Loan Bank fixed and amortizing advances to fund its balance sheet with original maturities greater than one year. The Company continues to evaluate its funding needs, interest rate movements, the cost of options, and the availability of attractive structures in its evaluation as to the timing and extent of when it enters into long-term borrowings.
For additional information about borrowings, refer to Note 11, Short-Term Borrowings, and Note 12, Long-Term Debt to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
Shareholders' Equity
Total shareholders’ equity increased $1,798,000, or 1.4%, during 2016. The primary components of the change were net income of $6,628,000 and $1,063,000 from the issuance of common stock related to share-based compensation. Partially offsetting these increases were dividends paid to shareholders of $2,898,000, a decrease in the fair value of available for sale securities, net of taxes, of $2,364,000, and a $631,000 reduction due to the repurchase of common stock.
On January 19, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC, covering up to an aggregate of $100,000,000 of securities, through the sale of common stock, preferred stock, warrants, debt securities, and units. To date, the Company has not issued any securities under this shelf registration statement.
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program which is more fully described in Item 5 under Issuer Purchases of Equity Securities. The maximum number of shares that may yet be purchased under the plan is 333,275 shares at December 31, 2016.

The following table includes additional information for shareholders’ equity for the years ended December 31.

(Dollars in thousands)	2016	2015	2014

Average shareholders’ equity	$137,973	$131,453	$101,250
Net income	6,628	7,874	29,142
Cash dividends paid	2,898	1,822	0
Equity to asset ratio	9.53%	10.29%	10.69%
Dividend payout ratio	42.68%	22.68%	0.00%
Return on average equity	4.80%	5.99%	28.78%
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
As a result of recent regulatory requirements pursuant to the Dodd-Frank Act and Basel III Capital Rules as described in Item 1 - Business under the topic Basel III Capital Rules, the Company and the Bank are subject to increasingly stringent regulatory capital requirements. Significant provisions of the Basel III Capital Rules that impact the Company's and the Bank's capital calculations include:

•
Restricting the amount of deferred tax assets that can be included in CET1 capital with assets relating to net operating loss and credit carry forwards being excluded, and a 10% - 15% limitation on deferred tax assets arising from temporary differences that cannot be realized through net operating loss carry backs. At December 31, 2016 and 2015, $7,976,000 and $7,838,000 of the Company's deferred tax asset related to operating loss and tax credit carryforwards was deducted from our calculation of CET1.

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

•
The allowance for credit losses, including the allowance for loan losses and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. At December 31, 2016 and 2015, $1,559,000 and $3,303,000 of the allowance for credit losses was excluded from our calculation of Tier 2 capital. The lower disallowed amount in 2016 was the result of the lower balance in the allowance for loan losses, and higher balance of risk-weighted assets.

Management believes, at December 31, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject. At December 31, 2016, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
The Company and Bank's capital ratios at December 31, 2016 have declined since December 31, 2015, despite an increase in consolidated capital, due primarily to the consolidated risk-weighted assets increasing from $850,974,000 at December 31, 2015 to $955,253,000 at December 31, 2016 for the Company and from $850,343,000 at December 31, 2015 to $954,533,000 at December 31, 2016 for the Bank. The increase in risk-weighted assets is principally due to the growth experienced in the loan portfolio.

The following table presents the Company’s and the Bank’s capital amounts and ratios at December 31, 2016 and 2015.

	Actual		For Capital Adequacy Purposes (includes capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital to risk weighted assets
Consolidated	$139,033	14.6%	$82,391	8.625%	n/a	n/a
Bank	126,408	13.2%	82,328	8.625%	$95,453	10.0%
Tier 1 capital to risk weighted assets
Consolidated	127,033	13.3%	63,286	6.625%	n/a	n/a
Bank	114,417	12.0%	63,238	6.625%	76,363	8.0%
CET1 to risk weighted assets
Consolidated	127,033	13.3%	48,957	5.125%	n/a	n/a
Bank	114,417	12.0%	48,920	5.125%	62,045	6.5%
Tier 1 capital to average assets
Consolidated	127,033	9.3%	54,453	4.0%	n/a	n/a
Bank	114,417	8.4%	54,500	4.0%	68,126	5.0%
December 31, 2015
Total capital to risk weighted assets
Consolidated	$134,562	15.8%	$68,078	8.0%	n/a	n/a
Bank	118,671	14.0%	68,027	8.0%	$85,034	10.0%
Tier 1 capital to risk weighted assets
Consolidated	123,825	14.6%	51,058	6.0%	n/a	n/a
Bank	107,942	12.7%	51,021	6.0%	68,027	8.0%
CET1 to risk weighted assets
Consolidated	123,825	14.6%	38,294	4.5%	n/a	n/a
Bank	107,942	12.7%	38,265	4.5%	55,272	6.5%
Tier 1 capital to average assets
Consolidated	123,825	9.8%	50,684	4.0%	n/a	n/a
Bank	107,942	8.5%	50,695	4.0%	63,368	5.0%
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented above, the Company and the Bank must maintain a capital conservation buffer as noted in Item 1 - Business under the topic Basel III Capital Rules. At December 31, 2016, the Company's and the Bank's capital conservation buffer, based on the most restrictive capital ratio, was 6.55% and 5.24%, which is above the phase in requirements of 0.625% for December 31, 2016.
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
We regularly adjust our investments in liquid assets based upon our assessment of  expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management policy.

At December 31, 2016, we had $297,442,000 in loan commitments outstanding, which included $51,650,000 in undisbursed loans, $126,811,000 in unused home equity lines of credit, $111,884,000 in commercial lines of credit, and $7,097,000 in standby letters of credit. Time deposits due within one year of December 31, 2016 totaled $135,649,000, or 46% of time deposits. The large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on time deposits outstanding at December 31, 2016. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $30,273,000, which increased from $28,340,000 at December 31, 2015. Securities classified as available for sale, net of pledging requirements, which provide additional sources of liquidity, totaled $82,872,000 at December 31, 2016. In addition, at December 31, 2016, we had the ability to borrow a total of approximately $428,899,000 from the Federal Home Loan Bank of Pittsburgh (the "FHLB"), of which we had $76,163,000 in advances outstanding. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, generally consisting of mortgage loans. In addition, the Company has up to $35,000,000 in available unsecured lines of credit with other banks.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. Restrictions on the Bank’s ability to dividend funds to the Company are included in Note 14, Restrictions on Dividends, Loans and Advances, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Interest Rate Sensitivity. Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Management, through its asset/liability management process, attempts to manage the level of repricing and maturity mismatch so that fluctuations in net interest income are maintained within policy limits in current and expected market conditions. For further discussion, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
Contractual Obligations
The Company enters into contractual obligations in the normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date at December 31, 2016. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" referenced in the following table.

		Payments Due
(Dollars in thousands)	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total

Time deposits	10	$135,649	$97,397	$61,799	$1,922	$296,767
Short-term borrowings	11	87,864	0	0	0	87,864
Long-term debt	12	20,348	747	1,172	1,896	24,163
Operating lease obligations	6	587	887	613	539	2,626
Total		$244,448	$99,031	$63,584	$4,357	$411,420
The contractual obligations table above does not include the off-balance sheet commitments to extend credit that are detailed in the following section. These commitments generally have fixed expiration dates and many will expire without being drawn upon, therefore the total commitment does not necessarily represent future cash requirements and is excluded from the contractual obligations table
Off-Balance Sheet Arrangements
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and to a lesser extent, letters of credit.

The following table details significant commitments at December 31, 2016.

(Dollars in thousands)	Contract or Notional Amount
Commitments to fund:
Revolving, open-ended home equity loans	$126,811
1-4 family residential construction loans	7,820
Commercial real estate, construction and land development loans	43,830
Commercial, industrial and other loans	111,884
Standby letters of credit	7,097
A discussion of the nature, business purpose, and guarantees that result from the Company’s off-balance sheet arrangements is included in Note 16, Financial Instruments with Off-Balance Sheet Risk, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Recently Adopted and Recently Issued Accounting Standards
Information on recently adopted and recently issued accounting standards is included in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Caution About Forward-Looking Statements
This report contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Forward-looking statements, including statements that include projections, predictions, expectations or beliefs as to industry trends, future expectations and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as "may," "anticipate," "believe," "expect," "estimate," "intend," "seek," "plan," "objective," "trend," "goal." and other similar terms. Forward-looking statements are subject to various assumptions, risks, and uncertainties, which change over time, and speak only at the date they are made.
In addition to factors mentioned elsewhere in this Annual Report on Form 10-K or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.orrstown.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	If our allowance for loan losses is not sufficient to cover actual losses, our earnings would decrease.

•	Commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.

•	Commercial and industrial loans comprise 10% of our loan portfolio. The credit risk related to these types of loans is greater than the risk related to residential loans.

•	Changes in interest rates could adversely impact the Company’s financial condition and results of operations.

•	Difficult economic and market conditions have adversely affected the financial services industry and may continue to materially and adversely affect the Company.

•
Because our business is concentrated in South Central Pennsylvania and Washington County, Maryland, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.

•	Competition from other banks and financial institutions in originating loans, attracting deposits and providing other financial services may adversely affect our profitability and liquidity.

•
The Company’s business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

•	The Company may be adversely affected by technological advances.

•	The Company may not be able to attract and retain skilled people.

•
An interruption or breach in security with respect to our information systems, or our outsourced service providers, could adversely impact the Company’s reputation and have an adverse impact on our financial condition or results of operations.

•	We could be adversely affected by failure in our internal controls.

•	Negative public opinion could damage our reputation and adversely affect our earnings.

•	Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

•	The Dodd-Frank Act may affect the Company’s financial condition, results of operations, liquidity and stock price.

•	Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

•	Legislative, regulatory and legal developments involving income and other taxes could materially adversely affect the Company’s results of operations and cash flows.

•
The Company is required to use judgment in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to the reports of financial condition and results of operations.

•	Changes in accounting standards could impact the Company's financial condition and results of operations.

•	The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

•	Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.

•	The Parent Company is a holding company dependent for liquidity on payments from its bank subsidiary, which is subject to restrictions.

•	The soundness of other financial institutions could adversely affect the Company.

•	If the Company wants to, or is compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

•	The market price of our common stock has been subject to volatility.

•	The Parent Company's primary source of income is dividends received from its bank subsidiary.

•	Other risks and uncertainties.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk comprises exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, including the Company, the majority of market risk is related to interest rate risk. Interest rate sensitivity management requires the maintenance of an appropriate balance between reward, in the form of net interest margin, and risk as measured by the amount of earnings and value at risk.
Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that reprice within a specified time period as a result of scheduled maturities, scheduled and unscheduled repayments, the propensity of borrowers and depositors to react to changes in their economic interests, and security and contractual interest rate changes.
Management attempts to manage the level of repricing and maturity mismatch through its asset/liability management process so that fluctuations in net interest income is maintained within policy limits across a range of market conditions while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure the Company’s profitability. Thus, the goal of interest rate risk management is to evaluate the amount of reward for taking risk and adjusting both the size and composition of the balance sheet relative to the level of reward available for taking risk.
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The Company primarily uses its securities portfolio, FHLB advances and brokered deposits to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, we do not use hedging instruments for risk management, but we do evaluate them and may use them in the future.

The asset/liability committee operates under management policies, approved by the Board of Directors, which define guidelines and limits on the level of risk.
The Company uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of the Company’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of assets and liabilities, prepayments on amortizing assets, non-maturity deposit sensitivity, and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and providing a relative gauge of the Company’s interest rate risk position over time.
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
The simulation analysis results are presented in the Earnings at Risk table below. At December 31, 2016, these results indicate the Company would expect net interest income to decrease over the next twelve months by 3.3%, assuming a downward shock in market interest rates of 1.00%, and to decrease by 2.5% assuming an upward shock of 2.00%. A decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further.
The simulation analysis results at December 31, 2015 exhibited slightly less sensitivity to rising interest rates and similar sensitivity in a declining rate environment.
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
The net present value analysis results are presented in the Value at Risk table below. At December 31, 2016, these results indicate that the net present value would decrease 1.0% assuming a downward shock in market interest rates of 1.00% and decrease 2.9% assuming an upward shock of 2.00%.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	December 31, 2016	December 31, 2015	Change in Market Interest Rates	December 31, 2016	December 31, 2015

(100)	(3.3%)	(1.4%)	(100)	(1.0%)	1.8%
100	(1.5%)	(1.2%)	100	(1.5%)	0.5%
200	(2.5%)	(1.8%)	200	(2.9%)	0.0%
The change in market interest rates included in the tables above are within the tolerances set by the Company's policies. Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The unaudited quarterly results of operations for the years ended December 31, are as follows:

	2016 Quarter Ended (a)				2015 Quarter Ended (a)
(Dollars in thousands, except per share data)	December	September	June	March	December	September	June	March

Interest and dividend income	$11,075	$10,654	$10,272	$9,961	$9,954	$9,885	$9,568	$9,228
Interest expense	1,365	1,420	1,321	1,311	1,246	1,172	970	913
Net interest income	9,710	9,234	8,951	8,650	8,708	8,713	8,598	8,315
Provision for loan losses	0	250	0	0	0	(603)	0	0
Net interest income after provision for loan losses	9,710	8,984	8,951	8,650	8,708	9,316	8,598	8,315
Investment securities gains	0	0	0	1,420	13	29	353	1,529
Noninterest income	4,969	4,568	4,537	4,245	4,083	4,802	4,530	3,839
Noninterest expenses	12,476	11,985	12,558	11,121	11,219	11,224	11,658	10,506
Income before income tax expense (benefit)	2,203	1,567	930	3,194	1,585	2,923	1,823	3,177
Income tax expense (benefit)	275	125	252	614	136	462	321	715
Net income	$1,928	$1,442	$678	$2,580	$1,449	$2,461	$1,502	$2,462

Per share information:
Basic earnings per share	$0.24	$0.18	$0.08	$0.32	$0.18	$0.30	$0.19	$0.30
Diluted earnings per share	0.24	0.18	0.08	0.32	0.18	0.30	0.18	0.30
Dividends per share	0.09	0.09	0.09	0.08	0.08	0.07	0.07	0.00
(a) Sum of the quarters may not equal the total year due to rounding.

Management’s Report on Internal Control Over Financial Reporting
The management of Orrstown Financial Services, Inc., together with its consolidated subsidiaries (the "Company"), has the responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Management maintains a comprehensive system of internal control to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The Company maintains an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting at December 31, 2016, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2016, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Crowe Horwath LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report dated March 13, 2017.

/s/ Thomas R. Quinn, Jr.	/s/ David P. Boyle
Thomas R. Quinn, Jr.	David P. Boyle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. ("Company") as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Orrstown Financial Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orrstown Financial Services, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orrstown Financial Services, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Orrstown Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Cleveland, Ohio
March 13, 2017

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC.

	December 31,
(Dollars in thousands, except per share data)	2016	2015
Assets
Cash and due from banks	$16,072	$11,412
Interest-bearing deposits with banks	14,201	16,928
Cash and cash equivalents	30,273	28,340
Restricted investments in bank stocks	7,970	8,720
Securities available for sale	400,154	394,124
Loans held for sale	2,768	5,917
Loans	883,391	781,713
Less: Allowance for loan losses	(12,775)	(13,568)
Net loans	870,616	768,145
Premises and equipment, net	34,871	23,960
Cash surrender value of life insurance	32,102	31,224
Accrued interest receivable	4,672	3,845
Other assets	31,078	28,541
Total assets	$1,414,504	$1,292,816
Liabilities
Deposits:
Noninterest-bearing	$150,747	$131,390
Interest-bearing	1,001,705	900,777
Total deposits	1,152,452	1,032,167
Short-term borrowings	87,864	89,156
Long-term debt	24,163	24,495
Accrued interest and other liabilities	15,166	13,937
Total liabilities	1,279,645	1,159,755
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,343,435 and 8,320,479 shares issued; 8,285,733 and 8,272,591 shares outstanding	437	435
Additional paid—in capital	124,935	124,317
Retained earnings	11,669	7,939
Accumulated other comprehensive income (loss)	(1,165)	1,199
Treasury stock—common, 57,702 and 47,888 shares, at cost	(1,017)	(829)
Total shareholders’ equity	134,859	133,061
Total liabilities and shareholders’ equity	$1,414,504	$1,292,816
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
Interest and dividend income
Interest and fees on loans	$33,916	$30,798	$29,546
Interest and dividends on investment securities
Taxable	6,012	6,697	8,052
Tax-exempt	1,826	1,059	550
Short term investments	208	81	35
Total interest and dividend income	41,962	38,635	38,183
Interest expense
Interest on deposits	4,811	3,606	3,678
Interest on short-term borrowings	187	295	148
Interest on long-term debt	419	400	333
Total interest expense	5,417	4,301	4,159
Net interest income	36,545	34,334	34,024
Provision for loan losses	250	(603)	(3,900)
Net interest income after provision for loan losses	36,295	34,937	37,924
Noninterest income
Service charges on deposit accounts	5,445	5,226	5,415
Other service charges, commissions and fees	994	1,223	1,033
Trust and investment management income	5,091	4,598	4,687
Brokerage income	1,933	2,025	2,150
Mortgage banking activities	3,412	2,747	2,207
Earnings on life insurance	1,099	1,025	950
Other income	345	410	477
Investment securities gains	1,420	1,924	1,935
Total noninterest income	19,739	19,178	18,854
Noninterest expenses
Salaries and employee benefits	26,370	24,056	23,658
Occupancy	2,491	2,221	2,251
Furniture and equipment	3,335	3,061	3,328
Data processing	2,378	2,026	1,866
Telephone and communication	740	692	569
Automated teller and interchange fees	748	798	865
Advertising and bank promotions	1,717	1,564	1,195
FDIC insurance	775	859	1,621
Legal fees	850	1,440	705
Other professional services	1,332	1,262	1,580
Directors' compensation	969	737	624
Collection and problem loan	238	447	729
Real estate owned	239	162	300
Taxes other than income	767	916	562
Regulatory settlement	1,000	0	0
Other operating expenses	4,191	4,366	3,915
Total noninterest expenses	48,140	44,607	43,768
Income before income tax expense (benefit)	7,894	9,508	13,010
Income tax expense (benefit)	1,266	1,634	(16,132)
Net income	$6,628	$7,874	$29,142

Per share information:
Basic earnings per share	$0.82	$0.97	$3.59
Diluted earnings per share	0.81	0.97	3.59
Dividends per share	0.35	0.22	0.00
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014

Net income	$6,628	$7,874	$29,142
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	(2,190)	1,345	11,764
Reclassification adjustment for gains realized in net income	(1,420)	(1,924)	(1,935)
Net unrealized gains (losses)	(3,610)	(579)	9,829
Tax effect	1,246	202	(3,440)
Total other comprehensive income (loss), net of tax and reclassification adjustments	(2,364)	(377)	6,389
Total comprehensive income	$4,264	$7,497	$35,531
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31, 2016, 2015, and 2014
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2014	$422	$123,105	$(27,255)	$(4,813)	$(20)	$91,439
Net income	0	0	29,142	0	0	29,142
Total other comprehensive income, net of taxes	0	0	0	6,389	0	6,389
Share-based compensation plans:
Issuance of stock (157,207 shares), including compensation expense of $190	8	286	0	0	0	294
Issuance of stock through dividend reinvestment plan (73 shares)	0	1	0	0	0	1
Balance, December 31, 2014	430	123,392	1,887	1,576	(20)	127,265
Net income	0	0	7,874	0	0	7,874
Total other comprehensive loss, net of taxes	0	0	0	(377)	0	(377)
Cash dividends ($0.22 per share)	0	0	(1,822)	0	0	(1,822)
Share-based compensation plans:
Issuance of stock (50,686 shares), including compensation expense of $740	5	835	0	0	0	840
Issuance of stock through dividend reinvestment plan (5,239 shares)	0	90	0	0	0	90
Acquisition of treasury stock (47,077 shares)	0	0	0	0	(809)	(809)
Balance, December 31, 2015	435	124,317	7,939	1,199	(829)	133,061
Net income	0	0	6,628	0	0	6,628
Total other comprehensive loss, net of taxes	0	0	0	(2,364)	0	(2,364)
Cash dividends ($0.35 per share)	0	0	(2,898)	0	0	(2,898)
Share-based compensation plans:
Issuance of stock (22,956 common shares and 25,834 treasury shares), including compensation expense of $958	2	618	0	0	443	1,063
Acquisition of treasury stock (35,648 shares)	0	0	0	0	(631)	(631)
Balance, December 31, 2016	$437	$124,935	$11,669	$(1,165)	$(1,017)	$134,859
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$6,628	$7,874	$29,142
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	5,295	6,033	6,429
Depreciation and amortization	2,951	2,907	2,838
Provision for loan losses	250	(603)	(3,900)
Share-based compensation	958	740	190
Net change in loans held for sale	3,149	(2,758)	(1,223)
Net gain on disposal of other real estate owned	(182)	(234)	(299)
Writedown of other real estate owned	183	45	170
Net loss on disposal of premises and equipment	147	0	41
Deferred income taxes, including valuation allowance	(232)	797	(16,223)
Investment securities gains	(1,420)	(1,924)	(1,935)
Earnings on cash surrender value of life insurance	(1,099)	(1,025)	(950)
(Increase) decrease in accrued interest receivable	(827)	(748)	303
Increase in accrued interest payable and other liabilities	561	2,017	1,046
Other, net	(775)	(963)	1,629
Net cash provided by operating activities	15,587	12,158	17,258
Cash flows from investing activities
Proceeds from sales of available for sale securities	64,742	65,611	169,573
Maturities, repayments and calls of available for sale securities	30,192	32,251	41,520
Purchases of available for sale securities	(108,448)	(120,475)	(175,014)
Net (purchases) redemptions of restricted investments in bank stocks	750	(370)	1,571
Net increase in loans	(108,509)	(78,776)	(44,222)
Proceeds from sales of portfolio loans	5,100	0	5,743
Investment in limited partnerships	0	(2,205)	0
Purchases of bank premises and equipment	(13,369)	(1,471)	(859)
Proceeds from disposal of other real estate owned	1,090	1,839	2,415
Purchases of bank owned life insurance	0	(3,750)	0
Other	(439)	0	0
Net cash provided by (used in) investing activities	(128,891)	(107,346)	727
Cash flows from financing activities
Net increase (decrease) in deposits	120,285	82,463	(50,686)
Net increase (decrease) in short-term borrowings	(1,292)	2,414	27,710
Proceeds from long-term debt	0	20,000	10,000
Payments on long-term debt	(332)	(10,317)	(11,265)
Dividends paid	(2,898)	(1,822)	0
Net proceeds from issuance of common stock	105	190	105
Acquisition of treasury stock	(631)	(809)	0
Net cash provided by (used in) financing activities	115,237	92,119	(24,136)
Net increase (decrease) in cash and cash equivalents	1,933	(3,069)	(6,151)
Cash and cash equivalents at beginning of year	28,340	31,409	37,560
Cash and cash equivalents at end of year	$30,273	$28,340	$31,409
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,346	$4,208	$4,219
Income taxes	1,300	800	0
Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	688	1,428	2,231

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Orrstown Financial Services, Inc. and subsidiaries (collectively the “Company”) is a financial holding company that operates Orrstown Bank (the "Bank"), a commercial bank with 25 branches in Berks, Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland and a Registered Investment Advisor non-bank subsidiary, Wheatland Advisors, Inc. ("Wheatland") headquartered in Lancaster, Pennsylvania. The Bank engages in lending services for commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending. Deposit services include checking, savings, time, and money market deposits. The Bank also provides investment and brokerage services through its Orrstown Financial Advisors division. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by such regulatory authorities.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP") and, where applicable, to accounting and reporting guidelines prescribed by bank regulatory authorities. The more significant accounting policies follow:
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Orrstown Financial Services, Inc. (the "Parent Company") and its wholly owned subsidiaries, the Bank and Wheatland. All significant intercompany transactions and accounts have been eliminated in consolidation. In December 2016, the Company acquired Wheatland. The results of operations or assets acquired and liabilities assumed are included only from the date of acquisition. Pro forma financial information for this transaction has not been included because the acquisition was immaterial. The purchase price allocation for the acquisition is estimated at December 31, 2016.
The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's consolidated financial statements and notes as required by GAAP.
Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and accounting for income taxes.
Reclassifications – Certain prior year amounts have been reclassified to conform to current period classifications. The reclassifications had no effect on gross revenues, gross expenses, net income, shareholders' equity, or the net change in cash and cash equivalents and are not material to previously issued consolidated financial statements.
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer lending to customers primarily in its market area of Berks, Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland. Therefore the Company's exposure to credit risk is significantly affected by changes in the economy in that area. Although the Company believes it maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, multi-family and hospitality, residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
The types of securities the Company invests in are included in Note 3, Securities Available for Sale, and the type of lending the Company engages in are included in Note 4, Loans and Allowance for Loan Losses.
Cash and Cash Equivalents – Cash and cash equivalents include cash, balances due from banks, federal funds sold and interest bearing deposits due on demand, all of which have original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, loans held for sale, redemption (purchases) of restricted investments in bank stocks, and short-term borrowings.
Restricted Investments in Bank Stocks – Restricted investments in bank stocks consist of Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”) stock, Federal Home Loan Bank of Pittsburgh (“FHLB”) stock and Atlantic Community Bankers Bank stock. Federal law requires a member institution of the district Federal Reserve Bank and FHLB to hold stock according to predetermined formulas. Atlantic Community Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stocks is carried at cost. Quarterly, management evaluates the bank stocks for impairment based on assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes.
Securities – The Company classifies debt and marketable equity securities as available for sale on the date of purchase. At December 31, 2016 and 2015 the Company had no held to maturity or trading securities. Securities classified as available for sale are reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
Changes in unrealized gains and losses, net of related deferred taxes, for available for sale securities are recorded in accumulated other comprehensive income. Realized gains and losses on securities are recorded on the trade date using the specific identification method and are included in noninterest income.
Securities classified as available for sale include investments that management intends to use as part of its asset/liability management strategy. Securities may be sold in response to changes in interest rates, changes in prepayment rate and other factors. The Company does not have the intent to sell any of its available for sale securities that are in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.
Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components: OTTI related to credit loss, which must be recognized in the income statement; and OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
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
Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value ("LOCM"). Gains and losses on loans sold (sales proceeds minus carrying value) are included in noninterest income.
Loans – The Company grants commercial loans; residential, commercial and construction mortgage loans; and various forms of consumer loans to its customers located principally in South Central Pennsylvania and northern Maryland. The ability of the Company’s debtors to honor their contracts is dependent largely upon the real estate and general economic conditions in this area.
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
For all classes of loans, the accrual of interest income on loans, including impaired loans, ceases when principal or interest is past due 90 days or more or immediately if, in the opinion of management, full collection is unlikely. Interest will continue to accrue on loans past due 90 days or more if the collateral is adequate to cover principal and interest, and the loan is in the process of collection. Interest accrued, but not collected, at the date of placement on nonaccrual status, is reversed and charged against current interest income, unless fully collateralized. Subsequent payments received are either applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal. Loans are returned to accrual status, for all loan classes, when all the principal and interest amounts contractually due are brought current, the loan has performed in accordance with the contractual terms of the note for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is reasonably assured. Past due status is based on contractual terms of the loan.

Loans, the terms of which are modified, are classified as troubled debt restructurings ("TDRs") if a concession was granted in connection with the modification, for legal or economic reasons, related to a debtor’s financial difficulties. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual TDRs may be restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs are evaluated individually for impairment on a quarterly basis including monitoring of performance according to their modified terms.
Allowance for Loan Losses – The allowance for loan losses is evaluated on a quarterly basis, as losses are estimated to be probable and incurred, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines that all or a portion of the loan is uncollectible. Recoveries on previously charged-off loans are credited to the allowance when received. The allowance is allocated to loan portfolio classes on a quarterly basis, but the entire balance is available to cover losses from any of the portfolio classes when those losses are confirmed.
Management uses internal policies and bank regulatory guidance in periodically evaluating loans for collectability and incorporates historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
See Note 4, Loans and Allowance for Loan Losses, for additional details.
Loan Commitments and Related Financial Instruments – Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. These financial instruments are recorded when they are funded. The Company maintains a reserve for probable losses on off-balance sheet commitments which is included in Other Liabilities.
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market and retains the servicing of those loans. At December 31, 2016 and 2015, the balance of loans serviced for others was $328,701,000 and $317,793,000.
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
Cash Surrender Value of Life Insurance – The Company has purchased life insurance policies on certain employees. Life insurance is recorded at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Premises and Equipment – Buildings, improvements, equipment, furniture and fixtures are carried at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation and amortization has been provided generally on the straight-line method and is computed over the estimated useful lives of the various assets as follows: buildings and improvements, including leasehold improvements – 10 to 40 years; and furniture and equipment – 3 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the indicated life. Repairs and maintenance are charged to operations as incurred, while major additions and improvements are capitalized. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal.
Goodwill and Other Intangible Assets – Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual or other legal rights. The Company’s other intangible assets have finite lives and are amortized, on a straight line basis, over their estimated lives, generally 10 years for deposit premiums and 10 to 15 years for customer lists.
Mortgage Servicing Rights – The estimated fair value of mortgage servicing rights ("MSRs") related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment, by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statement of operations. If the Company determines, based on subsequent valuations, that impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. The balance of mortgage servicing rights was $2,835,000 and $2,672,000 at December 31, 2016 and December 31, 2015, and is included in Other Assets.
Foreclosed Real Estate – Real estate property acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell through a valuation reserve. Costs to maintain foreclosed real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Foreclosed real estate totaled $346,000 and $710,000 at December 31, 2016 and 2015 and is included in Other Assets.
Investments in Real Estate Partnerships – The Company currently has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment entered into in 2015. Investments prior to 2015 did not meet the criteria, and are accounted for under the equity method of accounting. The recorded investment in these real estate partnerships, included in Other Assets, totaled $4,909,000 and $5,450,000 at December 31, 2016 and 2015, of which $1,993,000 and $2,205,000 are accounted for under the proportional amortization method.
Losses accounted for under the equity method of $350,000, $384,000 and $150,000 were recorded for the years ended December 31, 2016, 2015 and 2014 and are included in other noninterest income. Losses on the investments accounted for under the proportional amortization method of $191,000 for the year ended December 31, 2016 net of federal income tax benefit, is netted against income tax expense. During 2016, 2015 and 2014, the Company recognized federal tax credits from the projects totaling $736,000, $475,000 and $475,000, which is included in income tax expense.
Advertising – The Company expenses advertising as incurred. Advertising expense was $763,000, $723,000 and $540,000, for the years ended December 31, 2016, 2015 and 2014.
Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”) – The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities which are included in short-term borrowings. Under these agreements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these Repurchase Agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated balance sheet, while the securities underlying the Repurchase Agreements remain is reflected in securities available for sale; the repurchase obligation and underlying securities are not offset or netted. The Company does not enter into reverse Repurchase Agreements, so there is no offsetting to be done with Repurchase Agreements.
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
Share Compensation Plans – The Company has share compensation plans that cover employees and non-employee directors. Compensation expense relating to share-based payment transactions is measured based on the grant date fair value of the share award, including a Black-Scholes model for stock options. Compensation expense for all share awards is calculated and recognized over the employees’ service period, generally defined as the vesting period.
Income Taxes – The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
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
Earnings Per Share – Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Restricted stock awards are included in weighted average common shares outstanding as they are earned. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards and are determined using the treasury stock method.
Treasury shares are not deemed outstanding for earnings per share calculations.
Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is limited to unrealized gains (losses) on securities available for sale for all years presented. Unrealized gains (losses) on securities available for sale, net of tax, was the sole component of accumulated other comprehensive income at December 31, 2016 and 2015 and totaled ($1,165,000) and $1,199,000.
Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17, Fair Value. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Segment Reporting – The Company operates in one significant segment – Community Banking. The Company’s non-banking activities are insignificant to the consolidated financial statements.
Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9, as amended, creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These changes become effective for the Company on January 1, 2018. Management is evaluating the impact of this standard on the Company's financial position and results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Company are: equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet has been eliminated; a provision to require the utilization of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and a requirement for separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. These changes become effective for the Company on January 1, 2018, using a cumulative-effect adjustment to the balance sheet. Management is evaluating the impact of this standard on the Company's financial position and results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-12 provides updated accounting and reporting requirements, which, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These changes become effective for the Company on January 1, 2019.

Earlier application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company anticipates that the impact on its balance sheet will result in an increase in assets and liabilities for its right of use assets and related lease liabilities for those leases that are outstanding at the date of adoption, however, it does not anticipate it will have a material impact on its results of operations. Management is evaluating other effects of this standard on the Company's financial position and regulatory capital.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled, eliminating additional paid-in capital pools. The adoption of these changes by the Company on January 1, 2017 will not have a material impact on its financial position or results of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing incurred loss impairment methodology in current GAAP with an expected loss impairment methodology, which considers a broader range of reasonable and supportable information to support credit loss estimates, including historical loss experience, current conditions and reasonable and foreseeable forecasts. ASU 2016-13 also requires enhanced and greater disclosure pertaining to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s financial instrument portfolio, including loans and securities. These changes become effective for the Company on January 1, 2020 with adoption permitted one year earlier. Management is evaluating the impact of this standard on the Company's financial position, results of operations and regulatory capital.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 makes eight target changes to how cash receipts and cash payments are presented and classified in the consolidated statement of cash flows. These changes become effective for the Company on January 1, 2018 with adoption on a retrospective basis. Management does not anticipate this update will have a material impact on the Company's financial position or results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. These changes become effective for the Company on January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not anticipate this update will have a material impact on the Company's financial position or results of operations.
NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company maintains deposit balances at two correspondent banks which provide check collection and item processing services for the Company. The average balances that are to be maintained either on hand or with the correspondent banks totaled $4,371,000 and $1,265,000 at December 31, 2016 and 2015.
The balances with these correspondent banks, at times, exceed federally insured limits; however the Company considers this to be a normal business risk. The Company reviews the correspondent banks' financial condition on a quarterly basis.

NOTE 3. SECURITIES AVAILABLE FOR SALE
The following table summarizes amortized cost and fair value of securities available for sale at December 31, 2016 and 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). At December 31, 2016 and 2015 all investment securities were classified as available for sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
U.S. Government Agencies	$39,569	$147	$124	$39,592
States and political subdivisions	163,677	1,782	1,177	164,282
U.S. Government Sponsored Enterprises (GSE) residential mortgage-backed securities	116,022	928	6	116,944
GSE residential collateralized mortgage obligations (CMOs)	72,411	240	3,268	69,383
GSE commercial CMOs	5,148	0	292	4,856
Private label CMOs	5,042	0	36	5,006
Total debt securities	401,869	3,097	4,903	400,063
Equity securities	50	41	0	91
Totals	$401,919	$3,138	$4,903	$400,154
December 31, 2015
U.S. Government Agencies	$47,209	$200	$182	$47,227
States and political subdivisions	124,421	2,483	943	125,961
GSE residential mortgage-backed securities	132,389	229	269	132,349
GSE residential CMOs	15,668	215	40	15,843
GSE commercial CMOs	63,598	735	563	63,770
Private label CMOs	8,944	0	43	8,901
Total debt securities	392,229	3,862	2,040	394,051
Equity securities	50	23	0	73
Totals	$392,279	$3,885	$2,040	$394,124

The following table summarizes securities available for sale with unrealized losses at December 31, 2016 and 2015, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
U.S. Government Agencies	$10,710	$23	$13,531	$101	$24,241	$124
States and political subdivisions	58,924	610	5,075	567	63,999	1,177
GSE residential mortgage-backed securities	5,034	6	0	0	5,034	6
GSE residential CMOs	59,534	3,264	634	4	60,168	3,268
GSE commercial CMOs	4,856	292	0	0	4,856	292
Private label CMOs	0	0	5,005	36	5,005	36
Totals	$139,058	$4,195	$24,245	$708	$163,303	$4,903
December 31, 2015
U.S. Government Agencies	$27,640	$182	$0	$0	$27,640	$182
States and political subdivisions	30,252	373	14,139	570	44,391	943
GSE residential mortgage-backed securities	82,911	269	0	0	82,911	269
GSE residential CMOs	0	0	4,237	40	4,237	40
GSE commercial CMOs	33,606	563	0	0	33,606	563
Private label CMOs	8,901	43	0	0	8,901	43
Totals	$183,310	$1,430	$18,376	$610	$201,686	$2,040
The Company has 46 securities and 53 securities at December 31, 2016 and 2015 for which amortized cost exceeds fair value, as discussed below.
U.S. Government Agencies and GSE Securities. At December 31, 2016, a total of 17 U.S. Government Agencies and GSE securities, including mortgage-backed and CMOs have unrealized losses, 14 of which were in the less than 12 months category, and 3 which were in the 12 months or more category. At December 31, 2015, the Company had 29 such securities with unrealized losses, 25 of which were in the less than 12 months category, and 4 of which were in the 12 months or more category. These unrealized losses have been caused by a widening of spreads or a rise in interest rates from the time the securities were purchased. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016 or 2015.
State and Political Subdivisions. At December 31, 2016, a total of 26 state and political subdivision securities have unrealized losses, 25 of which were in the less than 12 months category, and 1 which was in the 12 months or more category. At December 31, 2015, the Company had 21 such securities with unrealized losses, 16 of which were in the less than 12 months category, and 5 of which were in the 12 months or more category. These unrealized losses have been caused by a widening of spreads or a rise in interest rates from the time the securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is other-than-temporarily impaired. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016 or 2015.
Private Label CMOs. At December 31, 2016, a total of 3 private label CMOs have unrealized losses, all 3 of which were in the 12 months or more category. At December 31, 2015, the Company had 3 such securities with unrealized losses, all 3 of which were in the less than 12 months category. These unrealized losses have been caused by a widening of spreads or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

The following table summarizes amortized cost and fair value of securities available for sale at December 31, 2016 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$15	$15
Due after one year through five years	7,157	7,258
Due after five years through ten years	72,205	72,817
Due after ten years	123,869	123,784
Mortgage-backed securities and CMOs	198,623	196,189
Total debt securities	401,869	400,063
Equity securities	50	91
Totals	$401,919	$400,154
Proceeds from sales of securities available for sale for the years ended December 31, 2016, 2015 and 2014 totaled $64,742,000, $65,611,000 and $169,573,000. Gross gains on the sales of securities totaled $1,468,000, $1,948,000 and $2,301,000 for the years ended December 31, 2016, 2015 and 2014. Gross losses on sales of securities available for sale totaled $48,000, $24,000 and $366,000 for the years ended December 31, 2016, 2015 and 2014.
Securities pledged at December 31, 2016 and 2015 had a fair value of $317,282,000 and $250,397,000 and were pledged to secure public funds and for other purposes as required or permitted by law.
NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio is grouped into classes to allow management to monitor the performance by the borrower and to monitor the yield on the portfolio. Consistent with ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses, the segments are further broken down into classes to allow for differing risk characteristics within a segment.
The risks associated with lending activities differ among the various loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact both the borrower’s ability to repay its loans and associated collateral.
The Company has various types of commercial real estate loans which have differing levels of credit risk. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrower’s business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy.
Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential loans present a different credit risk to the Company than owner-occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinders the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships as compared to owner-occupied loans.
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

Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the credit worthiness of the borrower and to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.
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
Installment and other loans’ credit risk are mitigated through conservative underwriting standards, including the evaluation of the credit worthiness of the borrower through credit scores and debt-to-income ratios and, if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, they typically present a greater risk to the Company than 1-4 family residential loans.

The loan portfolio, excluding residential loans held for sale, broken out by classes at December 31 was as follows:

(Dollars in thousands)	2016	2015
Commercial real estate:
Owner-occupied	$112,295	$103,578
Non-owner occupied	206,358	145,401
Multi-family	47,681	35,109
Non-owner occupied residential	62,533	54,175
Acquisition and development:
1-4 family residential construction	4,663	9,364
Commercial and land development	26,085	41,339
Commercial and industrial	88,465	73,625
Municipal	53,741	57,511
Residential mortgage:
First lien	139,851	126,022
Home equity – term	14,248	17,337
Home equity – lines of credit	120,353	110,731
Installment and other loans	7,118	7,521
	$883,391	$781,713

In order to monitor ongoing risk associated with its loan portfolio and specific loans within the segments, management uses an internal grading system. The first several rating categories, representing the lowest risk to the Company, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including special mention, substandard, doubtful or loss. The “Special Mention” category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. “Substandard” loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. “Substandard” loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A “Doubtful” loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred. “Loss” assets are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or ceased business operations. Once a loan is classified as “Loss,” there is little prospect of collecting the loan’s principal or interest and it is charged-off.
The Company has a loan review policy and program which is designed to identify and mitigate risk in the lending function. The Enterprise Risk Management (“ERM”) Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Company's loan portfolio. This includes the monitoring of the lending activities of all Company personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Company with an independent review of the Company’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the "Pass" categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by an independent credit officer. Credit Administration also reviews loans in excess of $1,000,000. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the ERM Committee.

The following summarizes the Company’s ratings based on its internal risk rating system at December 31, 2016 and 2015:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2016
Commercial real estate:
Owner-occupied	$103,652	$5,422	$2,151	$1,070	$0	$112,295
Non-owner occupied	190,726	4,791	10,105	736	0	206,358
Multi-family	42,473	4,222	787	199	0	47,681
Non-owner occupied residential	59,982	949	1,150	452	0	62,533
Acquisition and development:
1-4 family residential construction	4,560	103	0	0	0	4,663
Commercial and land development	25,435	10	639	1	0	26,085
Commercial and industrial	87,588	251	32	594	0	88,465
Municipal	53,741	0	0	0	0	53,741
Residential mortgage:
First lien	135,558	0	0	4,293	0	139,851
Home equity – term	14,155	0	0	93	0	14,248
Home equity – lines of credit	119,681	82	61	529	0	120,353
Installment and other loans	7,112	0	0	6	0	7,118
	$844,663	$15,830	$14,925	$7,973	$0	$883,391
December 31, 2015
Commercial real estate:
Owner-occupied	$96,715	$1,124	$3,630	$2,109	$0	$103,578
Non-owner occupied	125,043	12,394	108	7,856	0	145,401
Multi-family	31,957	1,779	1,140	233	0	35,109
Non-owner occupied residential	50,601	1,305	1,374	895	0	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	9,364
Commercial and land development	40,181	219	934	5	0	41,339
Commercial and industrial	70,967	1,380	544	734	0	73,625
Municipal	57,511	0	0	0	0	57,511
Residential mortgage:
First lien	121,214	0	0	4,808	0	126,022
Home equity – term	17,234	0	0	103	0	17,337
Home equity – lines of credit	109,731	230	180	590	0	110,731
Installment and other loans	7,504	0	0	17	0	7,521
	$738,022	$18,431	$7,910	$17,350	$0	$781,713
Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are deemed impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios and any TDRs are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. The updated fair values will be incorporated into the impairment analysis at the next reporting period.
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
At December 31, 2016 and 2015, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. All restructured loans’ impairment were determined based on discounted cash flows for those loans classified as TDRs but are still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The Company distinguishes Substandard loans on both an impaired and non-impaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. A Substandard classification does not automatically meet the definition of impaired. A Substandard loan is one that is inadequately protected by current sound worth and paying capacity of the obligor or the collateral pledged, if any. Extensions of credit so classified have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual extensions of credit classified Substandard. As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated Substandard to be collectively evaluated for impairment as opposed to evaluating these loans individually for impairment. Although the Company believes these loans have well-defined weaknesses and meet the definition of Substandard, they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.
Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2016 and 2015. The recorded investment in loans excludes accrued interest receivable due to insignificance. Allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2016
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,070	$2,236
Non-owner occupied	0	0	0	736	1,323
Multi-family	0	0	0	199	368
Non-owner occupied residential	0	0	0	452	706
Acquisition and development:
Commercial and land development	0	0	0	1	16
Commercial and industrial	0	0	0	594	715
Residential mortgage:
First lien	643	643	43	3,650	4,399
Home equity—term	0	0	0	93	103
Home equity—lines of credit	0	0	0	529	659
Installment and other loans	0	0	0	6	34
	$643	$643	$43	$7,330	$10,559
December 31, 2015
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,109	$3,344
Non-owner occupied	0	0	0	7,856	8,600
Multi-family	0	0	0	233	385
Non-owner occupied residential	0	0	0	895	1,211
Acquisition and development:
Commercial and land development	0	0	0	5	19
Commercial and industrial	0	0	0	734	780
Residential mortgage:
First lien	1,952	1,984	271	2,856	3,369
Home equity—term	0	0	0	103	110
Home equity—lines of credit	22	23	10	568	688
Installment and other loans	8	9	8	9	35
	$1,982	$2,016	$289	$15,368	$18,541

The following table summarizes the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,758	$0	$2,613	$0	$3,740	$20
Non-owner occupied	6,831	0	3,470	0	6,711	143
Multi-family	216	0	402	0	274	2
Non-owner occupied residential	645	0	1,020	0	2,095	13
Acquisition and development:
Commercial and land development	3	0	266	137	1,250	34
Commercial and industrial	575	0	1,208	0	1,700	5
Residential mortgage:
First lien	4,525	33	4,644	37	4,226	53
Home equity – term	98	0	130	0	85	0
Home equity – lines of credit	455	0	571	0	111	3
Installment and other loans	12	0	22	0	9	1
	$15,118	$33	$14,346	$174	$20,201	$274
The following table presents impaired loans that are TDRs, with the recorded investment at December 31, 2016 and December 31, 2015.

	2016		2015
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	8	$896	8	$793
Home equity - lines of credit	1	34	0	0
	9	930	8	793
Nonaccruing:
Residential mortgage:
First lien	12	1,035	12	1,153
Installment and other loans	1	6	1	10
	13	1,041	13	1,163
	22	$1,971	21	$1,956

The following table presents restructured loans, included in nonaccrual status, that were modified as TDRs within the previous 12 months and for which there was a payment default subsequent to the modification for the years ended December 31, 2016, 2015, and 2014.

	2016		2015		2014
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial real estate:
Non-owner occupied	0	$0	0	$0	1	$3,495
Acquisition and development:
Commercial and land development	0	0	0	0	1	544
Residential mortgage:
First lien	0	0	0	0	2	177
	0	$0	0	$0	4	$4,216
The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the years ended December 31, 2016, 2015, and 2014:

(Dollars in thousands)	Number of Contracts	Pre- Modification Investment Balance	Post- Modification Investment Balance
December 31, 2016
Commercial real estate:
Non-owner occupied	1	$6,095	$6,095
Residential mortgage:
First lien	2	265	265
Home equity - lines of credit	1	34	34
	4	$6,394	$6,394
December 31, 2015
Residential mortgage:
First lien	1	$59	$59
	1	$59	$59
December 31, 2014
Residential mortgage:
First lien	19	$1,876	$1,810
Installment and other loans	1	36	14
	20	$1,912	$1,824
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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at December 31, 2016 and 2015:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2016
Commercial real estate:
Owner-occupied	$111,225	$0	$0	$0	$0	$1,070	$112,295
Non-owner occupied	205,622	0	0	0	0	736	206,358
Multi-family	47,482	0	0	0	0	199	47,681
Non-owner occupied residential	62,081	0	0	0	0	452	62,533
Acquisition and development:
1-4 family residential construction	4,548	115	0	0	115	0	4,663
Commercial and land development	26,084	0	0	0	0	1	26,085
Commercial and industrial	87,871	0	0	0	0	594	88,465
Municipal	53,741	0	0	0	0	0	53,741
Residential mortgage:
First lien	135,499	628	328	0	956	3,396	139,851
Home equity – term	14,155	0	0	0	0	93	14,248
Home equity – lines of credit	119,733	125	0	0	125	495	120,353
Installment and other loans	7,090	20	2	0	22	6	7,118
	$875,131	$888	$330	$0	$1,218	$7,042	$883,391
December 31, 2015
Commercial real estate:
Owner-occupied	$101,395	$74	$0	$0	$74	$2,109	$103,578
Non-owner occupied	137,545	0	0	0	0	7,856	145,401
Multi-family	34,876	0	0	0	0	233	35,109
Non-owner occupied residential	53,280	0	0	0	0	895	54,175
Acquisition and development:
1-4 family residential construction	9,364	0	0	0	0	0	9,364
Commercial and land development	41,236	0	98	0	98	5	41,339
Commercial and industrial	72,846	24	21	0	45	734	73,625
Municipal	57,511	0	0	0	0	0	57,511
Residential mortgage:
First lien	120,119	1,844	44	0	1,888	4,015	126,022
Home equity – term	17,200	34	0	0	34	103	17,337
Home equity – lines of credit	109,740	286	91	24	401	590	110,731
Installment and other loans	7,488	16	0	0	16	17	7,521
	$762,600	$2,278	$254	$24	$2,556	$16,557	$781,713

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
In connection with its quarterly evaluation of the adequacy of the allowance for loan losses, management continually reviews its methodology to determine if it continues to properly address the risk in the loan portfolio. For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. In addition, an additional adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the Allowance for Loan Losses methodology.
Prior to December 31, 2015, the look back period for historical losses was 12 quarters, weighted one-half for the most recent four quarters, and one-quarter for each of the two previous four quarter periods in order to appropriately capture the loss history in the loan segment. Effective December 31, 2015, the Company extended the look back period to 16 quarters which increased to 20 quarters by December 31, 2016. The extended period was on a prospective basis, more heavily weighted to the most recent four quarters. The look back period was extended as it was determined that a longer look back period is more consistent with the duration of an economic cycle. Management considers current economic, business, and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year in determining the look back period.
In addition to this quantitative analysis, adjustments to the reserve requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. At December 31, 2016, and 2015 the qualitative factors used by management to adjust the historical loss percentage to the anticipated loss allocation, which may range from a minus 150 basis points to a positive 150 basis points per factor, include:
Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Company’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, and number of exceptions to loan policy; supervisory loan to value exceptions etc.
Concentrations of Credit and Changes within Credit Concentrations – Factors considered include the composition of the Company’s overall portfolio makeup and management's evaluation related to concentration risk management and the inherent risk associated with the concentrations identified.
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

Activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2016
Balance, beginning of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	107	(270)	129	(4)	(38)	532	116	648	(360)	250
Charge-offs	(872)	0	(79)	0	(951)	(577)	(194)	(771)	0	(1,722)
Recoveries	412	0	12	0	424	154	101	255	0	679
Balance, end of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
December 31, 2015
Balance, beginning of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(1,020)	(440)	249	(125)	(1,336)	1,122	55	1,177	(444)	(603)
Charge-offs	(711)	(22)	(115)	0	(848)	(592)	(62)	(654)	0	(1,502)
Recoveries	152	615	72	0	839	78	9	87	0	926
Balance, end of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
December 31, 2014
Balance, beginning of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,674)	92	(554)	(61)	(2,197)	(960)	107	(853)	(850)	(3,900)
Charge-offs	(2,637)	(70)	(270)	0	(2,977)	(587)	(177)	(764)	0	(3,741)
Recoveries	558	5	766	0	1,329	29	65	94	0	1,423
Balance, end of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related allowance for loan loss allocation for each at December 31, 2016 and 2015:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2016
Loans allocated by:
Individually evaluated for impairment	$2,457	$1	$594	$0	$3,052	$4,915	$6	$4,921	$0	$7,973
Collectively evaluated for impairment	426,410	30,747	87,871	53,741	598,769	269,537	7,112	276,649	0	875,418
	$428,867	$30,748	$88,465	$53,741	$601,821	$274,452	$7,118	$281,570	$0	$883,391
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$43	$0	$43	$0	$43
Collectively evaluated for impairment	7,530	580	1,074	54	9,238	2,936	144	3,080	414	12,732
	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
December 31, 2015
Loans allocated by:
Individually evaluated for impairment	$11,093	$5	$734	$0	$11,832	$5,501	$17	$5,518	$0	$17,350
Collectively evaluated for impairment	327,170	50,698	72,891	57,511	508,270	248,589	7,504	256,093	0	764,363
	$338,263	$50,703	$73,625	$57,511	$520,102	$254,090	$7,521	$261,611	$0	$781,713
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$281	$8	$289	$0	$289
Collectively evaluated for impairment	7,883	850	1,012	58	9,803	2,589	113	2,702	774	13,279
	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
During the year ended December 31, 2016, the Company sold one note of a classified loan relationship with a carrying balance of $5,946,000 to a third party. Cash proceeds totaled $5,100,000. The $846,000 difference between the carrying balance of the note sold and the cash received was recorded as a charge-off to the allowance for loan losses.
During the year ended December 31, 2014, the Company sold six notes of classified loan relationships with an aggregate carrying balance of $5,407,000 to third parties. Cash proceeds totaled $5,743,000. The $336,000 difference between the carrying balances of the notes sold and the cash received was recorded as a net recovery to the allowance for loan losses.
NOTE 5. LOANS TO RELATED PARTIES
Certain directors and executive officers of the Company, including their immediate families and companies in which they have a direct or indirect material interest, were indebted to the Bank. The Company considers these loans to be within the normal course of business. The Company relies on the directors and executive officers for the identification of their associates.
The aggregate amount of these loans was $677,000 at December 31, 2016, and $647,000 at December 31, 2015. During 2016, $522,000 of new loans were granted and repayments totaled $538,000. Other changes during 2016 totaled $46,000 and represented adjustments to the beginning balance because of director and executive officer relationship changes.

NOTE 6. PREMISES AND EQUIPMENT
The following table summarizes premises and equipment at December 31.

(Dollars in thousands)	2016	2015

Land	$7,717	$5,182
Buildings and improvements	30,626	23,367
Leasehold improvements	1,719	651
Furniture and equipment	21,032	24,086
Construction in progress	68	125
	61,162	53,411
Less accumulated depreciation and amortization	26,291	29,451
	$34,871	$23,960
Depreciation expense totaled $2,311,000, $2,310,000, and $2,459,000 for the years ended December 31, 2016, 2015 and 2014.
During 2016, $5.6 million of premises and equipment, predominantly furniture and equipment, was identified as retired from active use. The Company recorded a loss of $147,000 in connection with this retirement.
The Company leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under operating lease agreements which expire at various times through 2027. Rent expense charged to operations in connection with these leases totaled $601,000, $435,000 and $427,000 for the years ended December 31, 2016, 2015 and 2014.
The following table summarizes minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2016.

Due in Years Ending December 31
(Dollars in thousands)
2017	$587
2018	476
2019	411
2020	378
2021	235
Thereafter	539
$2,626
NOTE 7. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2013.

The following table summarizes income tax expense (benefit) for years ended December 31.

(Dollars in thousands)	2016	2015	2014
Current expense:
Federal	$1,499	$844	$81
State	(1)	(7)	10
	1,498	837	91
Deferred expense (benefit):
Federal	(249)	779	2,723
State	17	18	18
	(232)	797	2,741
Change in valuation allowance on deferred taxes	0	0	(18,964)
Income tax expense (benefit)	$1,266	$1,634	$(16,132)
The following table reconciles the effective income tax rate to the statutory federal rate for years ended December 31.

	2016	2015	2014

Statutory federal tax rate	34.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	0.1%	0.1%	0.1%
Tax exempt interest income	(16.0)%	(11.3)%	(7.3)%
Valuation allowance on deferred tax assets	0.0%	0.0%	(145.8)%
Earnings from life insurance	(4.7)%	(3.8)%	(2.6)%
Disallowed interest expense	1.0%	0.4%	0.2%
Low-income housing credits and related expense	(7.2)%	(5.0)%	(3.7)%
Regulatory settlement	4.3%	0.0%	0.0%
Change in statutory federal tax rate	2.3%	0.0%	0.0%
Other	2.2%	1.8%	0.1%
Effective income tax rate	16.0%	17.2%	(124.0)%
Income tax expense includes $483,000, $673,000 and $677,000 related to net security gains for the years ended December 31, 2016, 2015, and 2014.
Effective January 1, 2016, the Company changed the statutory federal tax rate from 35% to 34% to reflect its assessment that it will not be in the higher tax bracket. As a result, income tax expense for 2016 increased $185,000 due to the application of the new rate to existing deferred balances.

The following table summarizes deferred tax assets and liabilities at December 31.

(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$4,725	$5,111
Deferred compensation	545	547
Retirement plans and salary continuation	1,942	1,824
Share-based compensation	583	343
Off-balance sheet reserves	313	218
Nonaccrual loan interest	370	246
Net unrealized losses on securities available for sale	600	0
Goodwill	92	124
Bonus accrual	236	359
Low-income housing credit carryforward	1,983	1,652
Alternative minimum tax credit carryforward	4,048	2,195
Charitable contribution carryforward	50	211
Net operating loss carryforward	2,520	4,431
Other	429	182
Total deferred tax assets	18,436	17,443
Deferred tax liabilities:
Depreciation	771	815
Net unrealized gains on securities available for sale	0	646
Mortgage servicing rights	777	669
Purchase accounting adjustments	435	352
Other	195	181
Total deferred tax liabilities	2,178	2,663
Net deferred tax asset, included in Other Assets	$16,258	$14,780
At December 31, 2016, the Company has charitable contribution, low-income housing, and net operating loss carryforwards that expire through 2019, 2036, and 2032, respectively. Deferred tax assets are recognized for these carryforwards because the benefit is more likely than not to be realized.
In assessing whether or not some or all of the Company's deferred tax assets are more likely than not to be realized in the future, management considers all positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operating results. A valuation allowance to reflect management's estimate of the temporary deductible differences that may expire was recorded in 2012. In 2014, that valuation allowance was reversed based on management's conclusion that profitable operations, improvements in asset quality, strengthened capital position, reduced regulatory risk and improvement in economic conditions made the allowance no longer necessary.
NOTE 8. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for employees who meet the plan's eligibility requirements. Employer contributions to the plan are based on performance of the Company and are at the discretion of the Board of Directors. The plan contains limited match or safe harbor provisions. Substantially all of the Company’s employees are covered by the plan. Employer contribution expense totaled $334,000, $361,000 and $357,000 for the years ended December 31, 2016, 2015, and 2014.
The Company has a deferred compensation arrangement with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit at age 65. The arrangement is funded by an amount of life insurance on the participating director calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company and is included in other assets on the balance sheets. The estimated present value of future benefits to be paid totaled $105,000 and $115,000 at December 31, 2016 and 2015 and is

included in other liabilities. Expense for this deferred compensation plan totaled $12,000, $12,000 and $13,000 for the years ended December 31, 2016, 2015, and 2014.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Company’s Orrstown Financial Advisors division or recognized as a liability. The trust account balance totaled $1,483,000 and $1,449,000 at December 31, 2016 and 2015 and is included in other assets, offset by other liabilities in the same amount. Expense for these plans totaled $15,000, $30,000 and $25,000, for the years ended December 31, 2016, 2015, and 2014.
In addition, the Company has two supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company and is included in other assets. The estimated present value of future benefits to be paid totaled $5,662,000 and $5,211,000 at December 31, 2016 and 2015 and is included in other liabilities. Expense for these plans totaled $727,000, $626,000 and $575,000, for the years ended December 31, 2016, 2015, and 2014.
The Company has promised a continuation of life insurance coverage to certain persons post-retirement. The estimated present value of future benefits to be paid totaled $860,000 and $799,000 at December 31, 2016 and 2015 and is included in other liabilities. Total annual expense for this plan totaled $61,000, $129,000 and $104,000 for the years ended December 31, 2016, 2015, and 2014.
NOTE 9. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Orrstown Financial Services, Inc. Incentive Stock Plan (the "Plan"). The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. At December 31, 2016, 136,951 shares were available to be issued.
Plan incentive awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees of the Company and its present or future subsidiaries, and members of the Board of Directors of the Company or any subsidiary of the Company, are eligible to participate in the Plan. The Plan allows for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting of awards and restrictions on shares. Generally, awards are nonqualified under the IRS code, unless the awards are deemed to be incentive awards to employees at the Compensation Committee’s discretion.
The following table presents a summary of nonvested restricted shares activity for 2016.

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	197,381	$16.17
Granted	60,545	18.81
Forfeited	(18,089)	16.19
Vested	(12,500)	15.97
Nonvested shares, at end of year	227,337	$16.88
Compensation expense recognized for restricted stock awards totaled $941,000, $732,000, and $178,000 in 2016, 2015 and 2014, with tax benefits $320,000, $256,000, and $62,000 recorded for the respective year. The total fair value of shares vested during 2016 and 2015 totaled $237,000 and $43,000. No shares vested during 2014. At December 31, 2016 and 2015, unrecognized compensation expense related to restricted stock awards totaled $2,169,000, and $2,293,000. Unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.4 years.

The following table presents a summary of outstanding stock options activity for 2016.

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	101,460	$28.72
Forfeited	(2,825)	25.61
Expired	(18,265)	35.11
Options outstanding and exercisable, at year end	80,370	$27.37
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at December 31, 2016.

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	34,999	3.41	$21.47
$25.00 - $29.99	2,792	3.25	25.76
$30.00 - $34.99	35,231	0.92	31.34
$35.00 - $37.59	7,348	2.56	37.08
$21.14 - $37.59	80,370	2.23	$27.37
Outstanding and exercisable options had an intrinsic value of $39,000 at December 31, 2016 and had no intrinsic value at December 31, 2015 as the exercise price then exceeded the market value.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 95% (85% prior to August 31, 2014) of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan and, at December 31, 2016, 186,004 shares were available to be issued. Employees purchased 6,334, 6,305 and 6,707 shares at a weighted average price of $16.64, $15.83 and $14.88 per share in 2016, 2015 and 2014. Compensation expense recognized for this plan totaled $17,000, $8,000, and $12,000 for 2016, 2015 and 2014, with tax benefits of $6,000, $3,000, and $4,000 recorded for the respective year.
The Company uses a combination of issuing new shares or treasury shares, depending on market conditions, to meet share compensation exercises.
NOTE 10. DEPOSITS
The composition of deposits at December 31was as follows:

	2016	2015
(Dollars in thousands)
Noninterest-bearing	$150,747	$131,390
NOW and money market	613,232	510,758
Savings	91,706	85,061
Time – less than $100,000	192,304	185,254
Time – greater than $100,000	104,463	119,704
Total	$1,152,452	$1,032,167

The scheduled maturities of time deposits for the years ending December 31 are as follows:

(Dollars in thousands)
2017	$135,649
2018	39,262
2019	58,135
2020	60,282
2021	1,517
Thereafter	1,922
$296,767
Brokered time deposits totaled $85,994,000 and $80,905,000 at December 31, 2016 and 2015. Management continues to evaluate brokered deposits as a funding option, and considers regulatory views on non-core funding sources. Time deposits that meet or exceed the FDIC limit of $250,000 at December 31, 2016 totaled $18,868,000.
The Company accepts deposits of officers and directors of the Company on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. Deposits of officers and directors and their related interests totaled $2,826,000 and $2,575,000 at December 31, 2016 and 2015.
NOTE 11. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability, including short-term borrowings from the FHLB, federal funds purchased and the FRB discount window.
The following table summarizes the use of these short-term borrowings at and for the years ended December 31.

(Dollars in thousands)	2016	2015	2014

Balance at year-end	$52,000	$60,000	$65,000
Weighted average interest rate at year-end	0.76%	0.53%	0.36%
Average balance during the year	$17,841	$55,106	$32,736
Average interest rate during the year	0.61%	0.43%	0.34%
Maximum month-end balance during the year	$52,000	$83,500	$65,000
In addition, the Company has repurchase agreements with certain of its deposit customers. The Company is required to hold U.S. Treasury, U.S. Agency or U.S. GSE securities as underlying securities for Repurchase Agreements. The following table summarizes the use of securities sold under agreements to repurchase at and for the years ended December 31.

(Dollars in thousands)	2016	2015	2014

Balance at year-end	$35,864	$29,156	$21,742
Weighted average interest rate at year-end	0.20%	0.20%	0.20%
Average balance during the year	$38,546	$30,156	$19,186
Average interest rate during the year	0.20%	0.20%	0.20%
Maximum month-end balance during the year	$52,693	$37,558	$32,861
Fair value of securities underlying the agreements at year-end	56,201	35,470	38,337
Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date.

NOTE 12. LONG-TERM DEBT
At December 31, the Company’s long-term debt consisted of the following:

	Amount		Weighted Average rate
(Dollars in thousands)	2016	2015	2016	2015
FHLB fixed rate advances maturing:
2017	20,000	20,000	1.00%	1.00%
2020	350	350	7.40%	7.40%
	20,350	20,350	1.11%	1.11%
FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	3,813	4,145	4.74%	4.74%
Total FHLB Advances	$24,163	$24,495	1.68%	1.73%
Except for amortizing advances, interest only is paid on a quarterly basis.
The following table summarizes the aggregate amount of future principal payments required on these borrowings at December 31, 2016:

Years Ending December 31,
(Dollars in thousands)
2017	$20,348
2018	365
2019	382
2020	751
2021	421
Thereafter	1,896
$24,163
The Bank is a member of the FHLB of Pittsburgh and has available the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances, lines and letters of credit from the FHLB are collateralized by first mortgage loans and securities. Collateral for all outstanding advances, lines and letters of credit consisted of certain securities, 1-4 family mortgage loans and other real estate secured loans totaling $428,899,000 at December 31, 2016. The Bank had additional availability of $352,736,000 at the FHLB on December 31, 2016 based on qualifying collateral.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $30,000,000, at December 31, 2016. The Company also has a $5,000,000 unsecured line of credit, with a bank, at the prime rate of interest, at December 31, 2016. There were no borrowings under these lines of credit at December 31, 2016 and 2015.
NOTE 13. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At December 31, 2016, approximately 665,000 shares were available to be issued under the plan.
On January 19, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC that provides for up to an aggregate of $100,000,000, through the sale of common stock, preferred stock, warrants, debt securities, and units. To date, the Company has not issued any securities under this shelf registration statement.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. Banks ("Basel III rules") became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes at December 31, 2016 the Company and the Bank meet all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. At December 31, 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the bank's category.
Capital amounts and ratios at December 31, 2016 and December 31, 2015 are presented in the following table.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital to risk weighted assets
Consolidated	$139,033	14.6%	$82,391	8.625%	n/a	n/a
Bank	126,408	13.2%	82,328	8.625%	$95,453	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	127,033	13.3%	63,286	6.625%	n/a	n/a
Bank	114,417	12.0%	63,238	6.625%	76,363	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	127,033	13.3%	48,957	5.125%	n/a	n/a
Bank	114,417	12.0%	48,920	5.125%	62,045	6.5%
Tier 1 (Core) Capital to average assets
Consolidated	127,033	9.3%	54,453	4.0%	n/a	n/a
Bank	114,417	8.4%	54,500	4.0%	68,126	5.0%
December 31, 2015
Total Capital to risk weighted assets
Consolidated	$134,562	15.8%	$68,078	8.0%	n/a	n/a
Bank	118,671	14.0%	68,027	8.0%	$85,034	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	123,825	14.6%	51,058	6.0%	n/a	n/a
Bank	107,942	12.7%	51,021	6.0%	68,027	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	123,825	14.6%	38,294	4.5%	n/a	n/a
Bank	107,942	12.7%	38,265	4.5%	55,272	6.5%
Tier 1 (Core) Capital to average assets
Consolidated	123,825	9.8%	50,684	4.0%	n/a	n/a
Bank	107,942	8.5%	50,695	4.0%	63,368	5.0%

In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At December 31, 2016, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On January 25, 2017, the Board declared a cash dividend of $0.10 per common share, which was paid on February 17, 2017.
NOTE 14. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES
The Parent Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid from the Bank to the Parent Company without prior approval of regulatory agencies. Accordingly, at December 31, 2016, $6,574,000 was available for dividend distribution from the Bank to the Parent Company in 2017.
Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the Parent Company and its nonbank subsidiary. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses (as defined by regulation). Loans from the Bank to nonbank affiliates, including the Parent Company, are also required to be collateralized according to regulatory guidelines. At December 31, 2016, the maximum amount the Bank has available to loan nonbank affiliates was approximately $12,798,000. At December 31, 2016, there were no loans from the Bank to any nonbank affiliate, including the Parent Company.
NOTE 15. EARNINGS PER SHARE
Earnings per share for the years ended December 31, were as follows:

(In thousands, except per share data)	2016	2015	2014

Net income	$6,628	$7,874	$29,142
Weighted average shares outstanding - basic	8,059	8,107	8,110
Dilutive effect of share-based compensation	86	35	6
Weighted average shares outstanding - diluted	8,145	8,142	8,116
Per share information:
Basic earnings per share	$0.82	$0.97	$3.59
Diluted earnings per share	0.81	0.97	3.59
Average outstanding stock options of 90,000, 109,000 and 178,000 for the years ended December 31, 2016, 2015 and 2014 were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each year above relates to restricted stock awards.

NOTE 16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

	Contract or Notional Amount
(Dollars in thousands)	2016	2015
Commitments to fund:
Home equity lines of credit	$126,811	$110,473
1-4 family residential construction loans	7,820	6,153
Commercial real estate, construction and land development loans	43,830	14,174
Commercial, industrial and other loans	111,884	84,480
Standby letters of credit	7,097	6,510
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral varies but may include accounts receivable, inventory, equipment, residential real estate, and income-producing commercial properties.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at December 31, 2016 and 2015, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $784,000 and $472,000 at December 31, 2016 and 2015 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the years ended December 31, 2016, 2015, and 2014, $312,000, ($13,000) and $(44,000) was expensed (recovered) through noninterest expense for these exposures.
The Company sells loans to the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”). Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The total outstanding balance of loans sold under the MPF Program was $35,678,000 and $44,124,000 at December 31, 2016 and 2015, with limited recourse back to the Company on these loans of $1,029,000 and $8,230,000, respectively. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. For the years ended December 31, 2016, 2015, and 2014, the Company foreclosed or was in the process of foreclosing on loans sold under the MPF program, with a resulting charge of $18,000, $127,000 and $71,000 to other expenses representing an estimate of the Company’s losses under its recourse exposure.
NOTE 17. FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are :
Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date.

Level 2 – significant other observable inputs other than Level 1 prices such as prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 – at least one significant unobservable input that reflects a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.
In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The Company used the following methods and significant assumptions to estimate fair value for instruments measured on a recurring basis:
Securities
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. Level 2 securities include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. All of the Company’s securities are classified as available for sale.
The Company had no fair value liabilities measured on a recurring basis at December 31, 2016 or 2015. The following table summarizes assets at December 31 measured at fair value on a recurring basis.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2016
Securities available for sale:
U.S. Government Agencies	$0	$39,592	$0	$39,592
States and political subdivisions	0	164,282	0	164,282
GSE residential mortgage-backed securities	0	116,944	0	116,944
GSE residential CMOs	0	69,383	0	69,383
GSE commercial CMOs	0	4,856	0	4,856
Private label CMOs	0	5,006	0	5,006
Total debt securities	0	400,063	0	400,063
Equity securities	0	91	0	91
Totals	$0	$400,154	$0	$400,154
December 31, 2015
Securities available for sale:
U.S. Government Agencies	$0	$47,227	$0	$47,227
States and political subdivisions	0	125,961	0	125,961
GSE residential mortgage-backed securities	0	132,349	0	132,349
GSE residential CMOs	0	15,843	0	15,843
GSE commercial CMOs	0	63,770	0	63,770
Private label CMOs	0	8,901	0	8,901
Total debt securities	0	394,051	0	394,051
Equity securities	0	73	0	73
Totals	$0	$394,124	$0	$394,124
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.

Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing troubled debt restructurings. For collateral dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statement of operations. Specific allocations to the allowance for loan losses or partial charge-offs were $1,967,000 and $2,246,000 at December 31, 2016 and 2015. Changes in the fair value of impaired loans for those still held at December 31 considered in the determination as to the provision for loan losses, totaled $268,000, $888,000 and $2,441,000 for the years ended December 31, 2016, 2015, and 2014.
Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at December 31, 2016 and 2015 were $43,000 and $129,000. Changes in the fair value of foreclosed real estate for those still held at December 31 charged to other real estate expenses totaled $43,000, $32,000, and $170,000 for the years ending December 31, 2016, 2015, and 2014.

The following table summarizes assets at December 31 measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2016
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$777	$777
Non-owner occupied	0	0	736	736
Multi-family	0	0	199	199
Non-owner occupied residential	0	0	409	409
Acquisition and development:
Commercial and land development	0	0	1	1
Commercial and industrial	0	0	66	66
Residential mortgage:
First lien	0	0	1,994	1,994
Home equity - lines of credit	0	0	162	162
Installment and other loans	0	0	6	6
Total impaired loans	$0	$0	$4,350	$4,350

Foreclosed real estate
Residential	$0	$0	$88	$88

December 31, 2015
Impaired loans
Commercial real estate:
Owner-occupied	$0	$0	$881	$881
Non-owner occupied	0	0	736	736
Multi-family	0	0	233	233
Non-owner occupied residential	0	0	570	570
Acquisition and development:
Commercial and land development	0	0	5	5
Residential mortgage:
First lien	0	0	2,094	2,094
Home equity - lines of credit	0	0	229	229
Installment and other loans	0	0	9	9
Total impaired loans	$0	$0	$4,757	$4,757

Foreclosed real estate
Residential	$0	$0	$101	$101
Commercial and land development	0	0	74	74
Total foreclosed real estate	$0	$0	$175	$175

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2016
Impaired loans	$4,350	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 75% discount
			- Management adjustments for liquidation expenses	0% - 41% discount
Foreclosed real estate	88	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	13% - 17% discount
			- Management adjustments for liquidation expenses	10% - 18% discount
December 31, 2015
Impaired loans	$4,757	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	0% - 70% discount
			- Management adjustments for liquidation expenses	6% - 44% discount
Foreclosed real estate	175	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 20% discount
			- Management adjustments for liquidation expenses	5% - 6% discount
Fair values of financial instruments
In addition to those disclosed above, the Company used the following methods and significant assumptions to estimate fair value for the indicated instruments:
Cash and Due from Banks and Interest-Bearing Deposits with Banks
The carrying amounts of cash and due from banks and interest-bearing deposits with banks approximate fair value.
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
Loans
For variable rate loans that reprice frequently and have no significant change in credit risk, fair value is based on carrying value. Fair value for fixed rate loans is estimated using discounted cash flow analyses, using interest rates currently being offered in the market for loans with similar terms to borrowers of similar credit quality.
Restricted Investments in Bank Stocks
These investments are carried at cost. The Company is required to maintain minimum investment balances in these stocks, which are not actively traded and therefore have no readily determinable market value.
Deposits
The fair value disclosed for demand deposits is, by definition, equal to the amount payable on demand at the reporting date (that is, the carrying amount). The carrying amount of variable rate, fixed-term money market accounts and certificates of deposit approximates fair value at the reporting date. Fair value for fixed rate certificates of deposits and IRAs are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market to a schedule of aggregated expected maturities on time deposits.
Short-Term Borrowings
The carrying amounts of federal funds purchased, borrowings under Repurchase Agreements, and other short-term borrowings maturing within 90 days approximates fair value. Fair value of other short-term borrowings is estimated using discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements.
Long-Term Debt
Fair value of the Company’s fixed rate long-term borrowings is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts of variable rate long-term borrowings approximates fair value at the reporting date.
Accrued Interest
The carrying amounts of accrued interest receivable and payable approximate their fair value.
Off-Balance Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance sheet instruments are not significant.

The estimated fair values of the Company’s financial instruments were as follows at December 31:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets
Cash and due from banks	$16,072	$16,072	$16,072	$0	$0
Interest-bearing deposits with banks	14,201	14,201	14,201	0	0
Restricted investments in bank stock	7,970	n/a	n/a	n/a	n/a
Securities available for sale	400,154	400,154	0	400,154	0
Loans held for sale	2,768	2,843	0	2,843	0
Loans, net of allowance for loan losses	870,616	870,470	0	0	870,470
Accrued interest receivable	4,672	4,672	0	2,643	2,029
Financial Liabilities
Deposits	1,152,452	1,149,727	0	1,149,727	0
Short-term borrowings	87,864	87,864	0	87,864	0
Long-term debt	24,163	24,966	0	24,966	0
Accrued interest payable	437	437	0	437	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2015
Financial Assets
Cash and due from banks	$11,412	$11,412	$11,412	$0	$0
Interest-bearing deposits with banks	16,928	16,928	16,928	0	0
Restricted investments in bank stock	8,720	n/a	n/a	n/a	n/a
Securities available for sale	394,124	394,124	0	394,124	0
Loans held for sale	5,917	6,045	0	6,045	0
Loans, net of allowance for loan losses	768,145	776,067	0	0	776,067
Accrued interest receivable	3,845	3,845	0	2,257	1,588
Financial Liabilities
Deposits	1,032,167	1,032,265	0	1,032,265	0
Short-term borrowings	89,156	89,156	0	89,156	0
Long-term debt	24,495	25,357	0	25,357	0
Accrued interest payable	366	366	0	366	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 18. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION
Condensed financial information at and for the years ended 12/31 follows:
Condensed Balance Sheets

(Dollars in thousands)	2016	2015
Assets
Cash in Orrstown Bank	$10,263	$14,032
Deposits with other banks	307	321
Total cash	10,570	14,353
Securities available for sale	91	73
Investment in Orrstown Bank	121,362	117,163
Other assets	3,519	1,561
Total assets	$135,542	$133,150

Liabilities	$683	$89
Shareholders’ Equity
Common stock	437	435
Additional paid-in capital	124,935	124,317
Retained earnings	11,669	7,939
Accumulated other comprehensive income (loss)	(1,165)	1,199
Treasury stock	(1,017)	(829)
Total shareholders’ equity	134,859	133,061
Total liabilities and shareholders’ equity	$135,542	$133,150
Condensed Statements of Income

(Dollars in thousands)	2016	2015	2014
Income
Dividends from subsidiaries	$2,200	$17,900	$0
Other interest and dividend income	38	3	2
Other income	62	35	70
Total income	2,300	17,938	72
Expenses
Share-based compensation	216	135	17
Management fee to Bank	504	500	277
Other expenses	2,152	1,720	1,042
Total expenses	2,872	2,355	1,336
Income (loss) before income taxes and equity in undistributed income or distributions in excess of income of subsidiaries	(572)	15,583	(1,264)
Income tax benefit	(606)	(831)	(474)
Income (loss) before equity in undistributed income (distributions in excess of income) of subsidiaries	34	16,414	(790)
Equity in undistributed income (distributions in excess of income) of subsidiaries	6,594	(8,540)	29,932
Net income	$6,628	$7,874	$29,142

Condensed Statements of Cash Flows

(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$6,628	$7,874	$29,142
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	4	(53)	(25)
Gains on affiliate dissolution	0	0	(54)
Equity in (undistributed income) distributions in excess of income of subsidiaries	(6,594)	8,540	(29,932)
Share-based compensation	216	135	17
Net change in other liabilities	(6)	17	(26)
Other, net	(849)	(712)	(270)
Net cash provided by (used in) operating activities	(601)	15,801	(1,148)
Cash flows from investing activities:
Other, net	(500)	0	(72)
Net cash used in investing activities	(500)	0	(72)
Cash flows from financing activities:
Dividends paid	(2,898)	(1,822)	0
Proceeds from issuance of common stock	847	794	105
Payments to repurchase common stock	(631)	(809)	0
Net cash provided by (used in) financing activities	(2,682)	(1,837)	105
Net increase (decrease) in cash	(3,783)	13,964	(1,115)
Cash, beginning balance	14,353	389	1,504
Cash, ending balance	$10,570	$14,353	$389

NOTE 19. CONTINGENCIES
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
The allegations of SEPTA’s proposed second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the Commission. As disclosed in the Company’s Form 8-K filed on September 27, 2016, on that date the Company entered into a settlement agreement with the Commission resolving the investigation of accounting and related matters at the Company for the periods ended June 30, 2010, to December 31, 2011. As part of the settlement of the Commission’s administrative proceedings and pursuant to the cease-and-desist order, without admitting or denying the Commission’s findings, the Company, its Chief Executive Officer, its former Chief Financial Officer, is former Executive Vice President and Chief Credit Officer, and its Chief Accounting Officer, agreed to pay civil money penalties to the Commission. The Company agreed to pay a civil money penalty of $1,000,000. The Company had previously established a reserve for that amount which was expensed in the second fiscal quarter of 2016. In the settlement agreement with the Commission, the Company also agreed to cease and desist from committing or causing any violations and any future violations of Securities Act Sections 17(a)(2) and 17(a)(3) and Exchange Act Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B), and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder.
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
On December 7, 2016, the Court issued an Order and Memorandum granting in part and denying in part defendants’ motions to dismiss SEPTA’s second amended complaint. The Court granted the motions to dismiss the 1933 Securities Act claims against all defendants, and granted the motions to dismiss the 1934 Securities Exchange Act section 10(b) and Rule 10b-5 claims against all defendants except Orrstown Financial Services, Inc., Orrstown Bank, Thomas R. Quinn, Jr., Bradley S. Everly, and Jeffrey W. Embly. The Court also denied the motions to dismiss the 1934 Securities Exchange Act section 20(a) claims against Quinn, Everly, and Embly.
On January 31, 2017, the Court entered a Case Management Order establishing the schedule for the litigation. The Case Management Order, among other things, sets the following deadlines: all fact discovery closes on November 3, 2017, and SEPTA’s motion for class certification is due the same day; expert merits discovery closes March 30, 2018; summary judgment motions are due by April 27, 2018; the mandatory pretrial and settlement conference is set for September 11, 2018; and trial is scheduled for the month of October 2018.
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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A – CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act of 1934, as amended, Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at December 31, 2016. There were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2016.

Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2016 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
ITEM 9B – OTHER INFORMATION
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, and any person performing similar functions). You can find a copy of the Code of Ethics for Senior Financial Officers by visiting our website at www.orrstown.com and following the links to “Investor Relations” and “Governance Documents.” A copy of the Code of Ethics for Senior Financial Officers may also be obtained, free of charge, by written request to Orrstown Financial Services, Inc., 77 East King Street, PO Box 250, Shippensburg, Pennsylvania 17257, Attention: Secretary. The Company intends to disclose any amendments to or waivers from a provision of the Company’s Code of Ethics for Senior Financial Officers in a timely manner.
All other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Section 16(a) Beneficial Ownership Reporting Compliance and Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; Involvement in Certain Legal Proceedings; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents equity compensation plan information at December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	67,295	$27.15	136,951
Equity compensation plan not approved by security holders (1)	13,075	28.50	0
Total	80,370	$27.37	136,951

(1)	Awards from the Non-Employee Director Stock Option Plan of 2000. Certain options granted remain outstanding from this plan, however no additional options will be granted under this plan.
All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Management.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 3 – Ratification of the Audit

Committee’s Selection of Crowe Horwath LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2016 – Relationship with Independent Registered Public Accounting Firm.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1) – Financial Statements
Consolidated financial statements of the Company and subsidiaries required in response to this Item are incorporated by reference from Item 8 of this report.
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

ITEM 16 – FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 13, 2017	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2017
Thomas R. Quinn, Jr.
/s/ David P. Boyle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2017
David P. Boyle

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 13, 2017
Joel R. Zullinger

/s/ Jeffrey W. Coy	Vice Chairman of the Board and Director	March 13, 2017
Jeffrey W. Coy

/s/ Dr. Anthony F. Ceddia	Secretary of the Board and Director	March 13, 2017
Dr. Anthony F. Ceddia

/s/ Cindy J. Joiner	Director	March 13, 2017
Cindy J. Joiner

/s/ Mark K. Keller	Director	March 13, 2017
Mark K. Keller

/s/ Thomas D. Longenecker	Director	March 13, 2017
Thomas D. Longenecker

/s/ Andrea Pugh	Director	March 13, 2017
Andrea Pugh

/s/ Gregory A. Rosenberry	Director	March 13, 2017
Gregory A. Rosenberry

/s/ Eric A. Segal	Director	March 13, 2017
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 13, 2017
Glenn W. Snoke

/s/ Floyd E. Stoner	Director	March 13, 2017
Floyd E. Stoner