Form 10-Q
period 2017-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2017-05-09
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of April 30, 2017: 8,332,832.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiaries (interchangeable with "Orrstown” below)
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income (loss)
OFA	Orrstown Financial Advisors, a division of the Bank that provides investment and brokerage services
OREO	Other real estate owned
Orrstown	Orrstown Financial Services, Inc. and subsidiaries
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank and Wheatland Advisors, Inc.
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
Repurchase Agreements	Securities sold under agreements to repurchase
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TDR	Troubled debt restructuring
Wheatland	Wheatland Advisors, Inc., the Registered Investment Advisor subsidiary of Orrstown Financial Services, Inc.
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$17,799	$16,072
Interest-bearing deposits with banks	10,752	14,201
Cash and cash equivalents	28,551	30,273
Restricted investments in bank stocks	7,424	7,970
Securities available for sale	423,601	400,154
Loans held for sale	3,349	2,768
Loans	901,331	883,391
Less: Allowance for loan losses	(12,668)	(12,775)
Net loans	888,663	870,616
Premises and equipment, net	34,767	34,871
Cash surrender value of life insurance	32,311	32,102
Accrued interest receivable	4,104	4,672
Other assets	31,176	31,078
Total assets	$1,453,946	$1,414,504
Liabilities
Deposits:
Noninterest-bearing	$157,983	$150,747
Interest-bearing	1,025,893	1,001,705
Total deposits	1,183,876	1,152,452
Short-term borrowings	113,414	87,864
Long-term debt	4,077	24,163
Accrued interest and other liabilities	15,110	15,166
Total liabilities	1,316,477	1,279,645
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,337,167 and 8,343,435 shares issued; 8,332,832 and 8,285,733 shares outstanding	434	437
Additional paid - in capital	124,365	124,935
Retained earnings	12,848	11,669
Accumulated other comprehensive income (loss)	(98)	(1,165)
Treasury stock—common, 4,335 and 57,702 shares, at cost	(80)	(1,017)
Total shareholders’ equity	137,469	134,859
Total liabilities and shareholders’ equity	$1,453,946	$1,414,504
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2017	March 31, 2016
Interest and dividend income
Interest and fees on loans	$9,204	$7,991
Interest and dividends on investment securities
Taxable	1,827	1,464
Tax-exempt	781	441
Short-term investments	18	65
Total interest and dividend income	11,830	9,961
Interest expense
Interest on deposits	1,326	1,139
Interest on short-term borrowings	172	66
Interest on long-term debt	95	106
Total interest expense	1,593	1,311
Net interest income	10,237	8,650
Provision for loan losses	0	0
Net interest income after provision for loan losses	10,237	8,650
Noninterest income
Service charges on deposit accounts	1,358	1,303
Other service charges, commissions and fees	209	160
Trust and investment management income	1,446	1,336
Brokerage income	467	449
Mortgage banking activities	503	642
Earnings on life insurance	268	268
Other income	81	87
Investment securities gains	3	1,420
Total noninterest income	4,335	5,665
Noninterest expenses
Salaries and employee benefits	7,400	6,183
Occupancy expense	757	526
Furniture and equipment	736	786
Data processing	511	635
Telephone and communication	122	176
Automated teller and interchange fees	178	161
Advertising and bank promotions	387	456
FDIC insurance	137	232
Legal fees	153	181
Other professional services	355	339
Directors' compensation	242	231
Collection and problem loan	75	52
Real estate owned	20	43
Taxes other than income	228	155
Other operating expenses	845	965
Total noninterest expenses	12,146	11,121
Income before income tax expense (benefit)	2,426	3,194
Income tax expense (benefit)	424	614
Net income	$2,002	$2,580
Per share information:
Basic earnings per share	$0.25	$0.32
Diluted earnings per share	0.24	0.32
Dividends per share	0.10	0.08
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016

Net income	$2,002	$2,580
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period	1,620	6,396
Reclassification adjustment for gains realized in net income	(3)	(1,420)
Net unrealized gains	1,617	4,976
Tax effect	(550)	(1,741)
Total other comprehensive income, net of tax and reclassification adjustments	1,067	3,235
Total comprehensive income	$3,069	$5,815
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended March 31, 2017 and 2016
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2016	$435	$124,317	$7,939	$1,199	$(829)	$133,061
Net income	0	0	2,580	0	0	2,580
Total other comprehensive income, net of taxes	0	0	0	3,235	0	3,235
Cash dividends ($0.08 per share)	0	0	(664)	0	0	(664)
Share-based compensation plans:
Issuance of stock (27,962 common shares and 2,461 treasury shares), including compensation expense of $240	2	231	0	0	47	280
Acquisition of treasury stock (14,221 shares)	0	0	0	0	(245)	(245)
Balance, March 31, 2016	$437	$124,548	$9,855	$4,434	$(1,027)	$138,247

Balance, January 1, 2017	$437	$124,935	$11,669	$(1,165)	$(1,017)	$134,859
Net income	0	0	2,002	0	0	2,002
Total other comprehensive income, net of taxes	0	0	0	1,067	0	1,067
Cash dividends ($0.10 per share)	0	0	(823)	0	0	(823)
Share-based compensation plans:
Issuance of stock (6,268 common shares forfeited and 53,367 treasury shares issued), including compensation expense of $303	(3)	(570)	0	0	937	364
Balance, March 31, 2017	$434	$124,365	$12,848	$(98)	$(80)	$137,469
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income	$2,002	$2,580
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	1,314	1,372
Depreciation and amortization	895	741
Provision for loan losses	0	0
Share-based compensation	303	240
Gain on sales of loans originated for sale	(393)	(547)
Mortgage loans originated for sale	(16,048)	(18,041)
Proceeds from sales of loans originated for sale	15,647	20,839
Net gain on disposal of OREO	(7)	(55)
Writedown of OREO	3	51
Net (gain) loss on disposal of premises and equipment	(41)	25
Deferred income taxes	365	728
Investment securities gains	(3)	(1,420)
Earnings on cash surrender value of life insurance	(268)	(268)
Decrease in accrued interest receivable	568	263
Decrease in accrued interest payable and other liabilities	(56)	(387)
Other, net	(349)	(1,037)
Net cash provided by operating activities	3,932	5,084
Cash flows from investing activities
Proceeds from sales of available for sale securities	35,072	64,743
Maturities, repayments and calls of available for sale securities	6,322	6,816
Purchases of available for sale securities	(64,535)	0
Net redemptions of restricted investments in bank stocks	546	2,450
Net increase in loans	(18,738)	(23,262)
Purchases of bank premises and equipment	(667)	(6,321)
Improvements to OREO	0	(35)
Proceeds from disposal of OREO	137	305
Proceeds from disposal of bank premises and equipment	83	0
Net cash provided by (used in) investing activities	(41,780)	44,696
Cash flows from financing activities
Net increase in deposits	31,424	16,209
Net increase (decrease) in short-term borrowings	25,550	(26,463)
Payments on long-term debt	(20,086)	(82)
Dividends paid	(823)	(664)
Acquisition of treasury stock	0	(245)
Issuance of treasury stock	61	40
Net cash provided by (used in) financing activities	36,126	(11,205)
Net increase (decrease) in cash and cash equivalents	(1,722)	38,575
Cash and cash equivalents at beginning of period	30,273	28,340
Cash and cash equivalents at end of period	$28,551	$66,915
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,523	$1,301
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	$691	$51
The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.
Nature of Operations – Orrstown Financial Services, Inc. and subsidiaries is a financial holding company that operates Orrstown Bank, a commercial bank with 25 branches in Berks, Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland and Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster, Pennsylvania, and which was acquired in December 2016. The Bank engages in lending activities including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending. Deposit services include checking, savings, time, and money market deposits. The Bank also provides investment and brokerage services through its OFA division. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2016 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2016 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications.
The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's consolidated financial statements and notes as required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ALL and income taxes.
Concentration of Credit Risk – The Company grants commercial, residential, construction, and municipal loans, and various forms of consumer loans to customers primarily in its market area of Berks, Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland. The Company's exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, multi-family and hospitality, residential building operators, sales finance, sub-dividers and developers. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
The types of securities the Company invests in are included in Note 2, Securities Available for Sale and the type of lending the Company engages in are included in Note 3, Loans and Allowance for Loan Losses.
Cash and Cash Equivalents – Cash and cash equivalents include cash, balances due from banks, federal funds sold and interest-bearing deposits due on demand, all of which have original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, LHFS, redemptions (purchases) of restricted investments in bank stocks, and short-term borrowings.
Restricted Investments in Bank Stocks – Restricted investments in bank stocks consist of Federal Reserve Bank of Philadelphia stock, FHLB of Pittsburgh stock and Atlantic Community Bankers Bank stock. Federal law requires a member institution of the district Federal Reserve Bank and FHLB to hold stock according to predetermined formulas. Atlantic Community Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stocks is carried at cost. Quarterly, management evaluates the bank stocks for impairment based on an assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes.
Securities – The Company classifies debt and marketable equity securities as available for sale on the date of purchase. At March 31, 2017 and December 31, 2016, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
Changes in unrealized gains and losses, net of related deferred taxes, for AFS securities are recorded in AOCI. Realized gains and losses on securities are recorded on the trade date using the specific identification method and are included in noninterest income.
AFS securities include investments that management intends to use as part of its asset/liability management strategy. Securities may be sold in response to changes in interest rates, changes in prepayment rate and other factors. The Company does not have the intent to sell any of its AFS securities that are in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components: OTTI related to other factors, which is recognized in OCI.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
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
Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income.
Loans – The Company grants commercial loans; residential, commercial and construction mortgage loans; and various forms of consumer loans to its customers located principally in south central Pennsylvania and northern Maryland. The ability of the Company’s debtors to honor their contracts is dependent largely upon the real estate and general economic conditions in this area.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the ALL, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a yield adjustment over the respective term of the loan.
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

Loans, the terms of which are modified, are classified as TDRs if a concession was granted in connection with the modification, for legal or economic reasons, related to the debtor’s financial difficulties. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, a temporary reduction in interest rates, or granting of an interest rate below market rates given the risk of the transaction. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual TDRs may be restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs are evaluated individually for impairment on a quarterly basis including monitoring of performance according to their modified terms.
Allowance for Loan Losses – The ALL is evaluated on a quarterly basis, as losses are estimated to be probable and incurred, and, if deemed necessary, is increased through a provision for loan losses charged to earnings. Loan losses are charged against the ALL when management determines that all or a portion of the loan is uncollectible. Recoveries on previously charged-off loans are credited to the ALL when received. The ALL is allocated to loan portfolio classes on a quarterly basis, but the entire balance is available to cover losses from any of the portfolio classes when those losses are confirmed.
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
See Note 3, Loans and Allowance for Loan Losses, for additional details.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans sold to these investors. At March 31, 2017 and December 31, 2016, the balance of loans serviced for others totaled $326,838,000 and $328,701,000.
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
Goodwill and Other Intangible Assets – Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual or other legal rights. The Company’s other intangible assets have finite lives and are amortized on either the sum of the years digits or straight line bases over their estimated lives, generally 10 years for deposit premiums and 10 to 15 years for customer lists.

Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs totaled $2,791,000 and $2,835,000 at March 31, 2017 and December 31, 2016, and are included in Other Assets.
Foreclosed Real Estate – Real estate property acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Costs to maintain foreclosed real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Foreclosed real estate totaled $1,019,000 and $346,000 as of March 31, 2017 and December 31, 2016 and is included in Other Assets.
Investments in Real Estate Partnerships – The Company has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment entered into in 2015, with the other investments accounted for under the equity method of accounting. The recorded investment in these real estate partnerships, included in Other Assets, totaled $4,768,000 and $4,909,000 at March 31, 2017 and December 31, 2016, of which $1,940,000 and $1,993,000 are accounted for under the proportional amortization method.
Losses accounted for under the equity method for investments in real estate partnerships totaled $89,000 for the three months ended March 31, 2017 and 2016, and are included in other noninterest income. Losses on the investments accounted for under the proportional amortization method of $53,000 and $33,000 for the three months ended March 31, 2017 and 2016, net of federal income tax benefit, is included in income tax expense. The Company recognized federal tax credits from these investment totaling $253,000, and $184,000 during the three months ended March 31, 2017 and 2016, which is included in income tax expense.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $103,000 and $151,000 for the three months ended March 31, 2017 and 2016.
Repurchase Agreements – The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities which are included in short-term borrowings. Under these agreements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these Repurchase Agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated balance sheets, while the securities underlying the Repurchase Agreements remaining are reflected in AFS securities; the repurchase obligation and underlying securities are not offset or netted. The Company does not enter into reverse Repurchase Agreements, so there is no offsetting to be done with Repurchase Agreements.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. OCI is limited to unrealized gains (losses) on AFS securities for all periods presented. Unrealized gains (losses) on AFS securities, net of tax, was the sole component of AOCI at March 31, 2017 and December 31, 2016.
Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 9, Fair Value. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Segment Reporting – The Company operates in one significant segment – Community Banking. The Company’s non-banking activities are insignificant to the consolidated financial statements.
Recent Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9, as amended, creates a new Topic 606 to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These changes become effective for the Company on January 1, 2018. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, the new guidance is not expected to have a material impact on the components of the Consolidated Statements of Income most closely associated with financial instruments, including interest income and securities gains/losses. The Company is currently in the process of quantifying the potential impact of changes to the presentation and timing of certain items within noninterest income, and the related changes to disclosures that may be required. Management does not anticipate this update will have a material impact on the Company's financial position or results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Company are: AFS equity securities will be measured at fair value, with the changes in fair value recognized in the income statement; the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet has been eliminated; a provision to require the utilization of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and a requirement for separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. These changes become effective for the Company on January 1, 2018, using a cumulative-effect adjustment to the balance sheet. Management does not anticipate this update will have a material impact on the Company's financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-12 provides updated accounting and reporting requirements, which, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These changes become effective for the Company on January 1, 2019. Earlier application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company anticipates that the impact on its balance sheet will result in an increase in assets and liabilities for its right of use assets and related lease liabilities for those leases that are outstanding at the date of adoption, however, it does not anticipate it will have a material impact on its results of operations. Management is evaluating other effects of this standard on the Company's financial position and regulatory capital.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled, eliminating additional paid-in capital pools. The adoption of these changes by the Company on January 1, 2017 did not have a material impact on its financial position or results of operations.
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
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) which shortens the amortization period of certain callable debt securities held at a premium to the earliest call date. This guidance would not require an accounting change for securities purchased at a discount. This change becomes effective for the Company on January 1, 2019 with early adoption permitted for interim and annual periods. Management does not anticipate this update will have a material impact on the Company's financial position or results of operations.

NOTE 2. SECURITIES AVAILABLE FOR SALE
The following table summarizes amortized cost and fair value of AFS securities at March 31, 2017 and December 31, 2016, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI. At March 31, 2017 and December 31, 2016 all investment securities were classified as AFS.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
U.S. Government Agencies	$8,541	$0	$50	$8,491
States and political subdivisions	182,221	2,522	867	183,876
GSE residential MBSs	107,928	983	0	108,911
GSE residential CMOs	115,645	400	2,961	113,084
GSE commercial CMOs	5,144	0	205	4,939
Private label CMOs	4,220	5	27	4,198
Total debt securities	423,699	3,910	4,110	423,499
Equity securities	50	52	0	102
Totals	$423,749	$3,962	$4,110	$423,601
December 31, 2016
U.S. Government Agencies	$39,569	$147	$124	$39,592
States and political subdivisions	163,677	1,782	1,177	164,282
GSE residential MBSs	116,022	928	6	116,944
GSE residential CMOs	72,411	240	3,268	69,383
GSE commercial CMOs	5,148	0	292	4,856
Private label CMOs	5,042	0	36	5,006
Total debt securities	401,869	3,097	4,903	400,063
Equity securities	50	41	0	91
Totals	$401,919	$3,138	$4,903	$400,154

The following table summarizes AFS securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
U.S. Government Agencies	$0	$0	$8,491	$50	$8,491	$50
States and political subdivisions	43,443	565	5,326	302	48,769	867
GSE residential CMOs	63,943	2,957	551	4	64,494	2,961
GSE commercial CMOs	4,939	205	0	0	4,939	205
Private label CMOs	0	0	2,009	27	2,009	27
Totals	$112,325	$3,727	$16,377	$383	$128,702	$4,110
December 31, 2016
U.S. Government Agencies	$10,710	$23	$13,531	$101	$24,241	$124
States and political subdivisions	58,924	610	5,075	567	63,999	1,177
GSE residential MBSs	5,034	6	0	0	5,034	6
GSE residential CMOs	59,534	3,264	634	4	60,168	3,268
GSE commercial CMOs	4,856	292	0	0	4,856	292
Private label CMOs	0	0	5,005	36	5,005	36
Totals	$139,058	$4,195	$24,245	$708	$163,303	$4,903

The Company had 32 securities and 46 securities at March 31, 2017 and December 31, 2016 for which the security's amortized cost exceeds its fair value:
U.S. Government Agencies and GSE Securities. At March 31, 2017, a total of 10 U.S. Government Agencies and GSE CMO securities have unrealized losses, 8 of which are in the less than 12 months category, and 2 of which are in the more than 12 months category. At December 31, 2016, the Company had 17 such securities, including GSE MBSs, with unrealized losses, 14 of which were in the less than 12 months category, and 3 of which were in the more than 12 months category. These unrealized losses have been caused by a widening of spreads or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2017 or at December 31, 2016.
State and Political Subdivisions. At March 31, 2017, a total of 20 state and political subdivision securities have unrealized losses, 19 of which are in the less than 12 months category, and 1 of which is in the more than 12 months category. At December 31, 2016, the Company had 26 such securities with unrealized losses, 25 of which were in the less than 12 months category, and 1 of which was in the more than 12 months category. These unrealized losses have been caused by a widening of spreads or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2017 or at December 31, 2016.
Private Label CMOs. At March 31, 2017, a total of 2 private label CMOs have unrealized losses, all of which were in the more than 12 months category. At December 31, 2016, 3 private label securities had an amortized cost which exceeded their fair value in the less than 12 months category. These unrealized losses have been caused by a widening of spreads or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2017 or at December 31, 2016.

The following table summarizes amortized cost and fair value of AFS securities at March 31, 2017 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$15	$15
Due after one year through five years	8,641	8,797
Due after five years through ten years	75,809	76,742
Due after ten years	106,297	106,813
MBSs and CMOs	232,937	231,132
Total debt securities	423,699	423,499
Equity securities	50	102
	$423,749	$423,601

The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016

Proceeds from sale of AFS securities	$35,072,000	$64,743,000
Gross gains	153,000	1,468,000
Gross losses	150,000	48,000

AFS securities with a fair value of $311,103,000 and $317,282,000 at March 31, 2017 and December 31, 2016 were pledged to secure public funds and for other purposes as required or permitted by law.

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
The risks associated with lending activities differ among the various loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans and associated collateral.
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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the credit worthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.
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

The following table presents the loan portfolio, excluding residential LHFS, broken out by classes at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial real estate:
Owner-occupied	$114,991	$112,295
Non-owner occupied	209,601	206,358
Multi-family	47,893	47,681
Non-owner occupied residential	64,809	62,533
Acquisition and development:
1-4 family residential construction	5,790	4,663
Commercial and land development	27,648	26,085
Commercial and industrial	90,638	88,465
Municipal	53,225	53,741
Residential mortgage:
First lien	143,282	139,851
Home equity - term	13,605	14,248
Home equity - lines of credit	122,473	120,353
Installment and other loans	7,376	7,118
	$901,331	$883,391

In order to monitor ongoing risk associated with its loan portfolio and specific loans within the segments, management uses an internal grading system. The first several rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including "Special Mention," "Substandard," "Doubtful" or "Loss." The Special Mention category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. Substandard loans are classified as such as they have a well-defined weakness or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A Doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred. Loss loans are considered uncollectible, as the underlying borrowers are often in bankruptcy, have suspended debt repayments, or have ceased business operations. Once a loan is classified as Loss, there is little prospect of collecting the loan’s principal or interest and it is generally written off.
The Company has a loan review policy and program which is designed to identify and manage risk in the lending function. The ERM Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Company’s loan portfolio. This includes the monitoring of the lending activities of all Company personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The Company's loan review program provides the Company with an independent review of the loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible negative credit event.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by an independent credit officer. Credit Administration also reviews loans in excess of $1,000,000. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the ERM Committee.

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2017
Commercial real estate:
Owner-occupied	$110,316	$1,616	$1,978	$1,081	$0	$114,991
Non-owner occupied	199,332	200	10,069	0	0	209,601
Multi-family	42,739	4,186	778	190	0	47,893
Non-owner occupied residential	62,307	932	1,134	436	0	64,809
Acquisition and development:
1-4 family residential construction	5,790	0	0	0	0	5,790
Commercial and land development	27,008	8	632	0	0	27,648
Commercial and industrial	89,997	134	30	386	91	90,638
Municipal	51,236	1,989	0	0	0	53,225
Residential mortgage:
First lien	138,796	0	0	4,486	0	143,282
Home equity - term	13,496	0	0	109	0	13,605
Home equity - lines of credit	121,814	82	61	516	0	122,473
Installment and other loans	7,371	0	0	5	0	7,376
	$870,202	$9,147	$14,682	$7,209	$91	$901,331
December 31, 2016
Commercial real estate:
Owner-occupied	$103,652	$5,422	$2,151	$1,070	$0	$112,295
Non-owner occupied	190,726	4,791	10,105	736	0	206,358
Multi-family	42,473	4,222	787	199	0	47,681
Non-owner occupied residential	59,982	949	1,150	452	0	62,533
Acquisition and development:
1-4 family residential construction	4,560	103	0	0	0	4,663
Commercial and land development	25,435	10	639	1	0	26,085
Commercial and industrial	87,588	251	32	594	0	88,465
Municipal	53,741	0	0	0	0	53,741
Residential mortgage:
First lien	135,558	0	0	4,293	0	139,851
Home equity - term	14,155	0	0	93	0	14,248
Home equity - lines of credit	119,681	82	61	529	0	120,353
Installment and other loans	7,112	0	0	6	0	7,118
	$844,663	$15,830	$14,925	$7,973	$0	$883,391
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
Loan charge-offs, which may include partial charge-offs, are taken on an impaired loan that is collateral dependent if the loan’s carrying balance exceeds its collateral’s appraised value; the loan has been identified as uncollectible; and it is deemed to be a confirmed loss. Typically, impaired loans with a partial charge-off will continue to be considered impaired, unless the note is split into two, and management expects the performing note to continue to perform and it is adequately secured. The second, or non-performing note, would be charged-off. Generally, an impaired loan with a partial charge-off may continue to have an impairment reserve on it after the partial charge-off, if factors warrant.
At March 31, 2017 and December 31, 2016, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
Generally, impaired loans secured by real estate, other than performing TDRs, are measured at fair value using certified real estate appraisals that have been completed within the last 18 months. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one, or a combination of, the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are:

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
The Company distinguishes Substandard loans on both an impaired and nonimpaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. A Substandard classification does not automatically meet the definition of “impaired.” A Substandard loan is one that is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Extensions of credit classified as Substandard have well-defined weaknesses which may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual extensions of credit classified as Substandard. As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated Substandard to be collectively evaluated for impairment as opposed to evaluating these loans individually for impairment. Although we believe these loans have well defined weaknesses and meet the definition of Substandard, they are generally performing and management has concluded that it is likely it will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.
Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2017 and December 31, 2016. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2017
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,081	$2,274
Multi-family	0	0	0	190	364
Non-owner occupied residential	0	0	0	436	697
Acquisition and development:
Commercial and industrial	91	93	91	386	419
Residential mortgage:
First lien	638	638	41	3,848	4,634
Home equity - term	0	0	0	109	120
Home equity - lines of credit	0	0	0	516	654
Installment and other loans	0	0	0	5	34
	$729	$731	$132	$6,571	$9,196
December 31, 2016
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,070	$2,236
Non-owner occupied	0	0	0	736	1,323
Multi-family	0	0	0	199	368
Non-owner occupied residential	0	0	0	452	706
Acquisition and development:
Commercial and land development	0	0	0	1	16
Commercial and industrial	0	0	0	594	715
Residential mortgage:
First lien	643	643	43	3,650	4,399
Home equity - term	0	0	0	93	103
Home equity - lines of credit	0	0	0	529	659
Installment and other loans	0	0	0	6	34
	$643	$643	$43	$7,330	$10,559

The following tables summarize the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the three months ended March 31, 2017 and 2016.

	2017		2016
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended March 31,
Commercial real estate:
Owner-occupied	$1,092	$0	$2,069	$0
Non-owner occupied	552	0	7,771	0
Multi-family	195	0	229	0
Non-owner occupied residential	446	0	875	0
Acquisition and development:
Commercial and land development	0	0	4	0
Commercial and industrial	512	0	724	0
Residential mortgage:
First lien	4,351	8	4,776	9
Home equity - term	96	0	101	0
Home equity - lines of credit	523	0	589	0
Installment and other loans	6	0	17	0
	$7,773	$8	$17,155	$9

The following table presents impaired loans that are TDRs, with the recorded investment at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Residential mortgage:
First lien	8	$889	8	$896
Home equity - lines of credit	1	32	1	34
	9	921	9	930
Nonaccruing:
Commercial real estate:
Owner-occupied	1	63	0	0
Residential mortgage:
First lien	12	1,013	12	1,035
Installment and other loans	1	5	1	6
	14	1,081	13	1,041
	23	$2,002	22	$1,971

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances.

	2017			2016
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended March 31,
Commercial real estate:
Owner occupied	1	$63	$63	0	$0	$0
Residential mortgage:
First lien	0	0	0	1	257	257
	1	$63	$63	1	$257	$257

There were no restructured loans for the three months ended March 31, 2017 and 2016 that were modified as TDRs within the previous twelve months which were in payment default.
The loans presented above were considered TDRs as the result of the Company agreeing to below market interest rates given the risk of the transaction, allowing the loan to remain on interest-only status, or agreeing to a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For TDRs in default of their original terms, impairment is generally determined on a collateral-dependent approach, except for accruing residential mortgage TDRs, which are generally determined on the discounted cash flow approach. Certain loans modified during a period may no longer be outstanding at the end of the period if the loan was paid off.
No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on their delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans at March 31, 2017 and December 31, 2016.

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2017
Commercial real estate:
Owner-occupied	$113,875	$35	$0	$0	$35	$1,081	$114,991
Non-owner occupied	209,601	0	0	0	0	0	209,601
Multi-family	47,703	0	0	0	0	190	47,893
Non-owner occupied residential	64,373	0	0	0	0	436	64,809
Acquisition and development:
1-4 family residential construction	5,790	0	0	0	0	0	5,790
Commercial and land development	27,620	28	0	0	28	0	27,648
Commercial and industrial	90,161	0	0	0	0	477	90,638
Municipal	53,225	0	0	0	0	0	53,225
Residential mortgage:
First lien	138,851	834	0	0	834	3,597	143,282
Home equity - term	13,496	0	0	0	0	109	13,605
Home equity - lines of credit	121,588	401	0	0	401	484	122,473
Installment and other loans	7,354	11	6	0	17	5	7,376
	$893,637	$1,309	$6	$0	$1,315	$6,379	$901,331
December 31, 2016
Commercial real estate:
Owner-occupied	$111,225	$0	$0	$0	$0	$1,070	$112,295
Non-owner occupied	205,622	0	0	0	0	736	206,358
Multi-family	47,482	0	0	0	0	199	47,681
Non-owner occupied residential	62,081	0	0	0	0	452	62,533
Acquisition and development:
1-4 family residential construction	4,548	115	0	0	115	0	4,663
Commercial and land development	26,084	0	0	0	0	1	26,085
Commercial and industrial	87,871	0	0	0	0	594	88,465
Municipal	53,741	0	0	0	0	0	53,741
Residential mortgage:
First lien	135,499	628	328	0	956	3,396	139,851
Home equity - term	14,155	0	0	0	0	93	14,248
Home equity - lines of credit	119,733	125	0	0	125	495	120,353
Installment and other loans	7,090	20	2	0	22	6	7,118
	$875,131	$888	$330	$0	$1,218	$7,042	$883,391

The Company maintains the ALL at a level believed to be adequate by management for probable incurred credit losses. The ALL is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the ALL utilizing a defined methodology, which considers specific credit evaluation of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Subtopic 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.
In connection with its quarterly evaluation of the adequacy of the ALL, management continually reviews its methodology to determine if it continues to properly address the risk in the loan portfolio. For each loan class presented above, general allowances are provided for loans that are collectively evaluated for impairment, which is based on quantitative factors, principally historical loss trends for the respective loan class, adjusted for qualitative factors. In addition, an adjustment to the historical loss factors is made to account for delinquency and other potential risk not elsewhere defined within the ALL methodology.
The look back period for historical losses used in qualitative factors in 2017 is 20 quarters. During 2016, the look back period was extended from 16 quarters, used at December 31, 2015 to 20 quarters at December 31, 2016. The current factor is considered more consistent with the duration of an economic cycle. The historical losses factor is weighted more heavily to the most recent four quarters in order to appropriately capture the loss history in the loan segment. Management considers current economic, business, and real estate conditions, and the trends in historical charge-off percentages that resulted from applying partial charge-offs to impaired loans, and the impact of distressed loan sales during the year in determining the look back period.
In addition to this quantitative analysis, adjustments to the ALL requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors. At March 31, 2017 and December 31, 2016, the qualitative factors used by management to adjust the historical loss percentage to the allocation, which may range from minus 150 basis points to positive 150 basis points per factor, include:
Nature and Volume of Loans – Loan growth in the current and subsequent quarters based on the Company’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, the number of exceptions to loan policy, and supervisory loan to value exceptions.
Concentrations of Credit and Changes within Credit Concentrations – Factors considered include the composition of the Company’s overall portfolio and management’s evaluation related to concentration risk management and the inherent risk associated with the concentrations identified.
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
Experience, Ability and Depth of Management/Lending staff – Factors considered include the years of experience of senior and middle management and the lending staff, turnover of the staff, and instances of repeat criticisms of ratings.
Quality of Loan Review – Factors include the years of experience of the loan review staff, in-house versus outsourced provider of review, turnover of staff and the perceived quality of their work in relation to other external information.
National and Local Economic Conditions – Ratios and factors considered include trends in the consumer price index, unemployment rates, housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition.

The following table presents the activity in the ALL for the three months ended March 31, 2017 and 2016.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(524)	(68)	198	52	(342)	243	1	244	98	0
Charge-offs	(45)	0	(55)	0	(100)	0	(29)	(29)	0	(129)
Recoveries	2	1	1	0	4	7	11	18	0	22
Balance, end of period	$6,963	$513	$1,218	$106	$8,800	$3,229	$127	$3,356	$512	$12,668
March 31, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	33	(111)	37	4	(37)	45	102	147	(110)	0
Charge-offs	0	0	(21)	0	(21)	(244)	(64)	(308)	0	(329)
Recoveries	80	0	2	0	82	6	20	26	0	108
Balance, end of period	$7,996	$739	$1,030	$62	$9,827	$2,677	$179	$2,856	$664	$13,347
The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL allocation for each at March 31, 2017 and December 31, 2016:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2017
Loans allocated by:
Individually evaluated for impairment	$1,707	$0	$477	$0	$2,184	$5,111	$5	$5,116	$0	$7,300
Collectively evaluated for impairment	435,587	33,438	90,161	53,225	612,411	274,249	7,371	281,620	0	894,031
	$437,294	$33,438	$90,638	$53,225	$614,595	$279,360	$7,376	$286,736	$0	$901,331
ALL allocated by:
Individually evaluated for impairment	$0	$0	$91	$0	$91	$41	$0	$41	$0	$132
Collectively evaluated for impairment	6,963	513	1,127	106	8,709	3,188	127	3,315	512	12,536
	$6,963	$513	$1,218	$106	$8,800	$3,229	$127	$3,356	$512	$12,668
December 31, 2016
Loans allocated by:
Individually evaluated for impairment	$2,457	$1	$594	$0	$3,052	$4,915	$6	$4,921	$0	$7,973
Collectively evaluated for impairment	426,410	30,747	87,871	53,741	598,769	269,537	7,112	276,649	0	875,418
	$428,867	$30,748	$88,465	$53,741	$601,821	$274,452	$7,118	$281,570	$0	$883,391
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$43	$0	$43	$0	$43
Collectively evaluated for impairment	7,530	580	1,074	54	9,238	2,936	144	3,080	414	12,732
	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2013.
The following table summarizes income tax expense for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Current year expense (benefit):
Federal	$57	$(112)
State	2	(2)
	59	(114)
Deferred expense:
Federal	364	722
State	1	6
	365	728
Income tax expense	$424	$614

The provision for income taxes includes $1,000 and $497,000 of applicable income tax expense related to net securities gains for the three months ended March 31, 2017 and 2016.
The base federal statutory rate used in determining the estimated annual effective tax rate for the quarter ended March 31, 2017 was 34%. The estimated annual effective tax rate used to determine tax expense in the quarter ended March 31, 2016 was based on a federal statutory rate of 35%. In the third quarter of 2016, the Company reassessed its estimated annual effective tax rate and changed the base federal statutory rate to 34% in expectation that the Company would not be in the higher tax bracket.

The following table presents the components of the net deferred tax asset, included in Other assets on the consolidated balance sheets.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$4,685	$4,725
Deferred compensation	551	545
Retirement plans and salary continuation	1,980	1,942
Share-based compensation	684	583
Off-balance sheet reserves	284	313
Nonaccrual loan interest	474	370
Net unrealized losses on securities available for sale	50	600
Goodwill	85	92
Bonus accrual	132	236
Low-income housing credit carryforward	2,120	1,983
Alternative minimum tax credit carryforward	4,048	4,048
Net operating loss carryforward	2,054	2,520
Other	335	479
Total deferred tax assets	17,482	18,436
Deferred tax liabilities:
Depreciation	740	771
Mortgage servicing rights	778	777
Purchase accounting adjustments	427	435
Other	194	195
Total deferred tax liabilities	2,139	2,178
Net deferred tax asset	$15,343	$16,258
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
At March 31, 2017, the Company has low-income housing and net operating loss carryforwards that expire through 2036 and 2032, respectively.
NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. Under the 2011 Plan, 381,920 shares of the common stock of the Company were reserved to be issued. At March 31, 2017, 92,966 shares were available to be issued under the 2011 Plan.
2011 Plan incentive awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees of the Company and its present or future subsidiaries, and members of the Board of Directors of the Company or any subsidiary of the Company, are eligible to participate in the 2011 Plan. The Plan allows for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting of awards and restrictions on shares. Generally, awards are nonqualified under the IRC, unless the awards are deemed to be incentive awards to employees at the Compensation Committee’s discretion.

The following table presents a summary of nonvested restricted shares activity for the three months ended March 31, 2017.

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	227,337	$16.88
Granted	50,253	22.35
Forfeited	(6,268)	17.78
Nonvested shares, at period end	271,322	$17.88
For the three months ended March 31, 2017 and 2016, $296,000 and $237,000 was recognized as expense on the restricted stock awards, with tax benefits recorded of $101,000 and $83,000 for the respective periods. As of March 31, 2017 and December 31, 2016, the unrecognized compensation expense related to the stock awards totaled $2,762,000 and $2,169,000. The unrecognized compensation expense at March 31, 2017 is expected to be recognized over a weighted-average period of 2.4 years.
The following table presents a summary of outstanding stock options activity for the three months ended March 31, 2017.

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	80,370	$27.37
Forfeited	(100)	21.14
Options outstanding and exercisable, at period end	80,270	$27.38
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance.
The following table presents information pertaining to options outstanding and exercisable at March 31, 2017.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	34,899	3.08	$21.47
$25.00 - $29.99	2,792	3.01	25.76
$30.00 - $34.99	35,231	0.68	31.34
$35.00 - $37.59	7,348	2.31	37.08
$21.14 - $37.59	80,270	1.95	$27.38

Outstanding and exercisable options had an intrinsic value of $38,000 at March 31, 2017 and $39,000 at December 31, 2016.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At March 31, 2017, 182,890 shares were available to be issued. For the three months ended March 31, 2017 and 2016, employees purchased 3,114 and 2,461 shares at a weighted average price of $19.71 and $16.57. For the three months ended March 31, 2017 and 2016, compensation expense recognized on the employee stock purchase plan totaled $7,000 and $3,000.
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plan awards.

NOTE 6. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks are being phased in through January 1, 2019. Under these rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for the Company was 0.625% for 2016 and is 1.25% for 2017, with a total buffer of 2.50% being phased in through 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes at March 31, 2017 the Company and the Bank meet all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. At March 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Capital amounts and ratios at March 31, 2017 and December 31, 2016, are presented in the following table.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital to risk weighted assets
Consolidated	$141,288	14.3%	$91,230	9.250%	n/a	n/a
Bank	129,419	13.1%	91,162	9.250%	$98,554	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	128,928	13.1%	71,504	7.250%	n/a	n/a
Bank	117,068	11.9%	71,452	7.250%	78,843	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	128,928	13.1%	56,710	5.750%	n/a	n/a
Bank	117,068	11.9%	56,668	5.750%	64,060	6.5%
Tier 1 (Core) Capital to average assets
Consolidated	128,928	9.1%	56,607	4.0%	n/a	n/a
Bank	117,068	8.3%	56,622	4.0%	70,778	5.0%
December 31, 2016
Total Capital to risk weighted assets
Consolidated	$139,033	14.6%	$82,391	8.625%	n/a	n/a
Bank	126,408	13.2%	82,328	8.625%	$95,453	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	127,033	13.3%	63,286	6.625%	n/a	n/a
Bank	114,417	12.0%	63,238	6.625%	76,363	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	127,033	13.3%	48,957	5.125%	n/a	n/a
Bank	114,417	12.0%	48,920	5.125%	62,045	6.5%
Tier 1 (Core) Capital to average assets
Consolidated	127,033	9.3%	54,453	4.0%	n/a	n/a
Bank	114,417	8.4%	54,500	4.0%	68,126	5.0%

In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At March 31, 2017, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On April 27, 2017, the Board declared a cash dividend of $0.10 per common share, to be paid on May 15, 2017 to shareholders of record at May 8, 2017.

NOTE 7. EARNINGS PER SHARE
The following table presents earnings per share for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016

Net income	$2,002	$2,580
Weighted average shares outstanding - basic	8,060	8,071
Dilutive effect of share-based compensation	138	68
Weighted average shares outstanding - diluted	8,198	8,139
Per share information:
Basic earnings per share	$0.25	$0.32
Diluted earnings per share	0.24	0.32

Average outstanding stock options of 49,000 and 99,000 for the three months ended March 31, 2017 and 2016 were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
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

	Contract or Notional Amount
(Dollars in thousands)	March 31, 2017	December 31, 2016
Commitments to fund:
Home equity lines of credit	$130,651	$126,811
1-4 family residential construction loans	10,142	7,820
Commercial real estate, construction and land development loans	37,315	43,830
Commercial, industrial and other loans	122,771	111,884
Standby letters of credit	7,044	7,097
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at March 31, 2017 and December 31, 2016, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $689,000 and $784,000 at March 31, 2017 and December 31, 2016 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. For the three months ended March 31, 2017 and 2016, the amount (recovered) expensed totaled $(95,000) and $47,000.
The Company has sold loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the FHLB of Chicago. The total outstanding balance of loans sold under the MPF Program was $34,054,000 and $35,678,000 at March 31, 2017 and December 31, 2016, with limited recourse back to the Company on these loans of $1,029,000 at each period end. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. For the three months ended March 31, 2017 and 2016, the Company foreclosed, or was in the process of foreclosing, on loans sold under the MPF Program or recovered amounts previously charged off, with a resulting net charge (recovery) of $9,000 and $(52,000) to other expenses representing an estimate of the Company’s losses under its recourse exposure.
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
The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are:
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
The Company had no fair value liabilities measured on a recurring basis at March 31, 2017 and December 31, 2016. The following table summarizes assets at March 31, 2017 and December 31, 2016, measured at fair value on a recurring basis.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2017
AFS Securities:
U.S. Government Agencies	$0	$8,491	$0	$8,491
States and political subdivisions	0	183,876	0	183,876
GSE residential MBSs	0	108,911	0	108,911
GSE residential CMOs	0	113,084	0	113,084
GSE commercial CMOs	0	4,939	0	4,939
Private label CMOs	0	4,198	0	4,198
Total debt securities	0	423,499	0	423,499
Equity securities	0	102	0	102
Total securities	$0	$423,601	$0	$423,601

December 31, 2016
AFS Securities:
U.S. Government Agencies	$0	$39,592	$0	$39,592
States and political subdivisions	0	164,282	0	164,282
GSE residential MBSs	0	116,944	0	116,944
GSE residential CMOs	0	69,383	0	69,383
GSE commercial CMOs	0	4,856	0	4,856
Private label CMOs	0	5,006	0	5,006
Total debt securities	0	400,063	0	400,063
Equity securities	0	91	0	91
Total securities	$0	$400,154	$0	$400,154
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.

Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $1,571,000 and $1,967,000 at March 31, 2017 and December 31, 2016. Changes in the fair value of impaired loans for those still held at March 31, considered in the determination of the provision for loan losses, totaled $89,000 and $(5,000) for the three months ended March 31, 2017 and 2016.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at March 31, 2017 and December 31, 2016 totaled $29,000 and $43,000. Changes in the fair value of foreclosed real estate for those still held at March 31, charged to real estate expenses, totaled $3,000 and $51,000 for the three months ended March 31, 2017 and 2016.
The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2017
Impaired loans	$3,492	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 100% discount
			- Management adjustments for liquidation expenses	0% - 40% discount
Foreclosed real estate	49	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	17% - 41% discount
			- Management adjustments for liquidation expenses	8% - 14% discount
December 31, 2016
Impaired loans	$4,350	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 75% discount
			- Management adjustments for liquidation expenses	0% - 41% discount
Foreclosed real estate	88	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	13% - 17% discount
			- Management adjustments for liquidation expenses	10% - 18% discount

The following table summarizes assets at March 31, 2017 and December 31, 2016, measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2017
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$735	$735
Multi-family	0	0	190	190
Non-owner occupied residential	0	0	395	395
Commercial and industrial	0	0	64	64
Residential mortgage:
First lien	0	0	1,944	1,944
Home equity - lines of credit	0	0	159	159
Installment and other loans	0	0	5	5
Total impaired loans	$0	$0	$3,492	$3,492

Foreclosed real estate
Residential	$0	$0	$49	$49

December 31, 2016
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$777	$777
Non-owner occupied	0	0	736	736
Multi-family	0	0	199	199
Non-owner occupied residential	0	0	409	409
Acquisition and development:
Commercial and land development	0	0	1	1
Commercial and industrial	0	0	66	66
Residential mortgage:
First lien	0	0	1,994	1,994
Home equity - lines of credit	0	0	162	162
Installment and other loans	0	0	6	6
Total impaired loans	$0	$0	$4,350	$4,350

Foreclosed real estate
Residential	$0	$0	$88	$88

Fair values of financial instruments
In addition to those disclosed above, the Company used the following methods and significant assumptions to estimate fair value for the indicated instruments:
Cash and Due from Banks and Interest-Bearing Deposits with Banks
The carrying amounts of cash and due from banks and interest-bearing deposits with banks approximate fair value.

Loans Held for Sale
LHFS are carried at the lower of cost or fair value. These loans typically consist of one-to-four family residential loans originated for sale into the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.
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
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Financial Assets
Cash and due from banks	$17,799	$17,799	$17,799	$0	$0
Interest-bearing deposits with banks	10,752	10,752	10,752	0	0
Restricted investments in bank stocks	7,424	n/a	n/a	n/a	n/a
AFS securities	423,601	423,601	0	423,601	0
Loans held for sale	3,349	3,452	0	3,452	0
Loans, net of allowance for loan losses	888,663	886,959	0	0	886,959
Accrued interest receivable	4,104	4,054	0	2,123	1,931
Financial Liabilities
Deposits	1,183,876	1,180,113	0	1,180,113	0
Short-term borrowings	113,414	113,414	0	113,414	0
Long-term debt	4,077	4,578	0	4,578	0
Accrued interest payable	507	507	0	507	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2016
Financial Assets
Cash and due from banks	$16,072	$16,072	$16,072	$0	$0
Interest-bearing deposits with banks	14,201	14,201	14,201	0	0
Restricted investments in bank stocks	7,970	n/a	n/a	n/a	n/a
AFS securities	400,154	400,154	0	400,154	0
Loans held for sale	2,768	2,843	0	2,843	0
Loans, net of allowance for loan losses	870,616	870,470	0	0	870,470
Accrued interest receivable	4,672	4,672	0	2,643	2,029
Financial Liabilities
Deposits	1,152,452	1,149,727	0	1,149,727	0
Short-term borrowings	87,864	87,864	0	87,864	0
Long-term debt	24,163	24,966	0	24,966	0
Accrued interest payable	437	437	0	437	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 10. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
On May 25, 2012, SEPTA filed a putative class action complaint in the United States District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and executive officers (collectively, the “Defendants”). The complaint alleged, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserted claims under Sections 11, 12(a) and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), motions for appointment of Lead Plaintiff in this case were due by July 24, 2012. SEPTA was the sole movant and the Court appointed SEPTA Lead Plaintiff on August 20, 2012.
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
On March 4, 2013, SEPTA filed an amended complaint. The amended complaint expanded the list of defendants in the action to include the Company’s independent registered public accounting firm and the underwriters of the Company’s March 2010 public offering of common stock. In addition, among other things, the amended complaint extended the purported 1934 Exchange Act class period from March 15, 2010 through April 5, 2012. Pursuant to the Court’s March 28, 2013 Second Scheduling Order, on May 28, 2013 all defendants filed their motions to dismiss the amended complaint, and on July 22, 2013 SEPTA filed its “omnibus” opposition to all of the defendants’ motions to dismiss. On August 23, 2013, all defendants filed reply briefs in further support of their motions to dismiss. On December 5, 2013, the Court ordered oral argument on the Orrstown Defendants’ motion to dismiss the amended complaint to be heard on February 7, 2014. Oral argument on the pending motions to dismiss SEPTA’s amended complaint was held on April 29, 2014.
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
On June 22, 2015, in a 96-page Memorandum, the Court dismissed without prejudice SEPTA’s amended complaint against all defendants, finding that SEPTA failed to state a claim under either the Securities Act, as amended, or the Exchange Act. The Court ordered that, within 30 days, SEPTA either seek leave to amend its amended complaint, accompanied by the proposed amendment, or file a notice of its intention to stand on the amended complaint.
On July 22, 2015, SEPTA filed a motion for leave to amend under Local Rule 15.1, and attached a copy of its proposed second amended complaint to its motion. Many of the allegations of the proposed second amended complaint were essentially the same or similar to the allegations of the dismissed amended complaint. The proposed second amended complaint also alleged that the Orrstown Defendants did not publicly disclose certain alleged failures of internal controls over loan underwriting, risk management, and financial reporting during the period 2009 to 2012, in violation of the federal securities laws. On February 8, 2016, the Court granted SEPTA’s motion for leave to amend and SEPTA filed its second amended complaint that same day.
On February 25, 2016, the Court issued a scheduling Order directing: all defendants to file any motions to dismiss by March 18, 2016; SEPTA to file an omnibus opposition to defendants’ motions to dismiss by April 8, 2016; and all defendants to file reply briefs in support of their motions to dismiss by April 22, 2016. Defendants timely filed their motions to dismiss the second amended complaint and the parties filed their briefs in accordance with the Court-ordered schedule, above. The February 25, 2016 Order stayed all discovery and other deadlines in the case (including the filing of SEPTA’s motion for class certification) pending the outcome of the motions to dismiss.
The allegations of SEPTA’s proposed second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the SEC. As disclosed in the Company’s Form 8-K filed on September 27, 2016, on that date the Company entered into a settlement agreement with the SEC resolving the investigation of accounting and related matters at the Company for the periods ended June 30, 2010, to December 31, 2011. As part of the settlement of the SEC’s administrative proceedings and pursuant to the cease-and-desist order, without admitting or denying the SEC’s findings, the Company, its Chief Executive Officer, its former Chief Financial Officer, its former Executive Vice President and Chief Credit Officer, and its Chief Accounting Officer, agreed to pay civil money penalties to the SEC. The Company agreed to pay a civil money penalty of $1,000,000. The Company had previously established a reserve for that amount which was expensed in the second fiscal quarter of 2016. In the settlement agreement with the SEC, the Company also agreed to cease and desist from committing or causing any violations and any future violations of Securities Act Sections 17(a)(2) and 17(a)(3) and Exchange Act Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B), and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder.
On September 27, 2016, the Orrstown Defendants filed with the Court a Notice of Subsequent Event in Further Support of their Motion to Dismiss the Second Amended Complaint, regarding the settlement with the SEC. The Notice attached a copy of the SEC’s cease-and-desist order and briefly described what the Company believes are the most salient terms of the neither-admit-nor-deny settlement. On September 29, 2016, SEPTA filed a Response to the Notice, in which SEPTA argued that the settlement with the SEC did not support dismissal of the second amended complaint.
On December 7, 2016, the Court issued an Order and Memorandum granting in part and denying in part defendants’ motions to dismiss SEPTA’s second amended complaint. The Court granted the motions to dismiss the Securities Act claims against all defendants, and granted the motions to dismiss the Exchange Act section 10(b) and Rule 10b-5 claims against all defendants except Orrstown Financial Services, Inc., Orrstown Bank, Thomas R. Quinn, Jr., Bradley S. Everly, and Jeffrey W. Embly. The Court also denied the motions to dismiss the Exchange Act section 20(a) claims against Quinn, Everly, and Embly.
On January 31, 2017, the Court entered a Case Management Order establishing the schedule for the litigation. The Case Management Order, among other things, set the following deadlines: all fact discovery closes on November 3, 2017, and SEPTA’s motion for class certification is due the same day; expert merits discovery closes March 30, 2018; summary judgment motions are due by April 27, 2018; the mandatory pretrial and settlement conference is set for September 11, 2018; and trial is scheduled for the month of October 2018. Document discovery has begun in the case and is ongoing.
The Company believes that the allegations of SEPTA’s second amended complaint are without merit and intends to vigorously defend itself against those claims. It is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation.

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At March 31, 2017, the Company had total assets of $1,453,946,000, total liabilities of $1,316,477,000 and total shareholders’ equity of $137,469,000.
Unemployment has finally reached the Federal Open Market Committee’s estimate of full employment of 4.50% while headline inflation is moderating as last year’s increase in energy prices levels out. Corporate profitability for publicly traded companies appears to have bottomed and surveys of business and consumer confidence have risen to their cyclical highs. In addition, most of the rest of the world’s developed economies appear to be experiencing a cyclical growth upswing and market volatility has calmed. The dollar remains in a strengthening trend as the Fed is projected to continue to increase interest rates while the European Central Bank and the Bank of Japan are projected to remain accommodative. The outlook for growth appears to have brightened somewhat as the clouds of political and economic uncertainty seem to have dissipated.
Caution About Forward-Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting management’s current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions; and other risks and uncertainties, including those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, this Quarterly Report on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and the Company disclaims any obligation to update this information.
The following is a discussion of our consolidated financial condition at March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
Critical Accounting Policies
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. The Company's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include accounting for the ALL and income taxes.

Accordingly, the critical accounting policies are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in the "Summary of Significant Accounting Policies" Note in the "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2016. Additional disclosures regarding the effects of new accounting pronouncements are included in the "Summary of Significant Accounting Policies" Note included herein. There have been no other changes to the significant accounting policies during 2017.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016
Summary
The Company recorded net income of $2,002,000 for the three months ended March 31, 2017 compared with net income of $2,580,000 for the same period in 2016. Diluted EPS for the three months ended March 31, 2017 totaled $0.24, compared with $0.32 for the three months ended March 31, 2016. Net interest income positively influenced results of operations, and totaled $10,237,000 for the three months ended March 31, 2017, an 18.3% increase compared to the same period in 2016. Noninterest income, excluding investment securities gains, was comparable in total between periods. Investment securities gains were not significant in the three months ended March 31, 2017, compared with $1,420,000 for the same period in 2016. Noninterest expenses totaled $12,146,000 and $11,121,000 for the three months ended March 31, 2017 and 2016. The principal driver of the increase was salaries and employee benefits associated with the Company's ongoing growth strategy.

Net Interest Income
The following table presents taxable-equivalent net interest income, net interest spread and net interest margin for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$5,545	$18	1.32%	$43,242	$65	0.60%
Securities	415,342	3,010	2.94	363,614	2,142	2.37
Loans	895,331	9,423	4.27	795,785	8,261	4.18
Total interest-earning assets	1,316,218	12,451	3.84	1,202,641	10,468	3.50
Other assets	107,587			94,292
Total	$1,423,805			$1,296,933
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$609,052	$365	0.24	$521,442	$252	0.19
Savings deposits	93,312	36	0.16	87,702	35	0.16
Time deposits	296,725	925	1.26	304,800	852	1.12
Short-term borrowings	104,651	172	0.67	76,342	66	0.35
Long-term debt	21,460	95	1.80	24,459	106	1.74
Total interest-bearing liabilities	1,125,200	1,593	0.57	1,014,745	1,311	0.52
Noninterest-bearing demand deposits	148,502			133,214
Other	14,588			13,206
Total Liabilities	1,288,290			1,161,165
Shareholders’ Equity	135,515			135,768
Total	$1,423,805			$1,296,933
Taxable-equivalent net interest income /net interest spread		10,858	3.27%		9,157	2.98%
Taxable-equivalent net interest margin			3.35%			3.06%
Taxable-equivalent adjustment		(621)			(507)
Net interest income		$10,237			$8,650

NOTES:	(1) Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 34% tax rate in 2017 and a 35% tax rate in 2016.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities, is the primary component of the Company’s revenue. Interest-earning assets include loans and AFS securities and federal funds sold. Interest-bearing liabilities include deposits and borrowed funds. To compare tax-exempt yields to taxable yields, amounts were adjusted to pretax equivalents based on a 34% federal corporate tax rate for 2017, and 35% in 2016, reflective of the change in the Company's estimated incremental tax rate during 2016.
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

For the three months ended March 31, 2017, taxable-equivalent basis net interest income increased $1,701,000 to $10,858,000 from $9,157,000 in the corresponding period in 2016. An increase in the average balance of loans and securities and average rates earned on them, partially offset by a higher average balance of interest-bearing liabilities and higher cost of funds on them, were the principal drivers of the increase in net interest income.
Interest income earned on loans increased $1,162,000 from $8,261,000 for the three months ended March 31, 2016 to $9,423,000 for the same period in 2017. The increase arose from growth in the average loan balance from $795,785,000 for the three months ended March 31, 2016 to $895,331,000 for the same period in 2017, coupled with a 9 basis point increase in the yield on loans to 4.27% for the three months ended March 31, 2017. An increased rate environment in 2017 due to a 25 basis point increase in the prime lending rate late in 2016 contributed to the increase in yield.
Securities interest income increased $868,000 to $3,010,000 for the three months ended March 31, 2017, from $2,142,000 for the same period in 2016. The average balance of securities increased from $363,614,000 for the three months ended March 31, 2016 to $415,342,000 for the same period in 2017. The increase in interest income on securities was also attributable to a higher composition of tax free securities with higher taxable-equivalent yields, as well as increases in GSE residential CMOs, also with higher yields, and resulted in an after-tax yield earned on securities of 2.94% in 2017 compared with 2.37% for the same period in 2016.
Interest expense on deposits and borrowings for the three months ended March 31, 2017 totaled $1,593,000, an increase of $282,000, from $1,311,000 in the same period in 2016. The Company has been able to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The Company’s cost of funds on interest-bearing liabilities increased to 0.57% for the three months ended March 31, 2017 from 0.52% for the same period in 2016, reflecting the increased rate environment in 2017. The cost of funds for deposits has increased at a slower pace than the yields earned on interest-earning assets as the market has been slow to respond to interest rate changes. Average deposits increased $100,433,000 from $1,047,158,000 in the first quarter of 2016 to $1,147,591,000 in the first quarter of 2017 and, together with an overall reduction in cash balances of $37,697,000 over the same period, provided the primary source of funding for growth in loans and securities.
Provision for Loan Losses
The Company did not record a provision for loan losses for the three months ended March 31, 2017 and 2016. In calculating the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the ALL. For both periods presented, favorable historical charge-off data combined with stable economic and market conditions resulted in the determination that no additional provision for loan losses was required to offset net charge-offs. Further, no additional reserves were needed for impaired loans or for loan growth experienced during the periods.
See further discussion in the “Allowance for Loan Losses” section.

Noninterest Income
The following table compares noninterest income for the three months ended March 31, 2017 and 2016.

(Dollars in thousands)	Three Months Ended		$ Change	% Change
	March 31, 2017	March 31, 2016	2017-2016	2017-2016

Service charges on deposit accounts	$1,358	$1,303	$55	4.2%
Other service charges, commissions and fees	209	160	49	30.6%
Trust and investment management income	1,446	1,336	110	8.2%
Brokerage income	467	449	18	4.0%
Mortgage banking activities	503	642	(139)	(21.7)%
Earnings on life insurance	268	268	0	0.0%
Other income (loss)	81	87	(6)	(6.9)%
Subtotal before securities gains	4,332	4,245	87	2.0%
Investment securities gains	3	1,420	(1,417)	(99.8)%
Total noninterest income	$4,335	$5,665	$(1,330)	(23.5)%
The following factors contributed to the more significant changes in noninterest income between the quarters ended March 31, 2017 and 2016.

•
The overall increase in Trust and investment management income is principally attributable to activity from Wheatland, which was acquired in December 2016. Income in 2016 included several estate fees recognized in the Bank's OFA division which was not repeated in 2017. Increased OFA non-estate business in 2017 offset the absence of those fees.

•	Mortgage banking activities decreased largely due to decreased refinance activity as interest rates have increased.

•	Other line items within noninterest income showed fluctuations between 2017 and 2016 attributable to normal business operations.
Securities gains totaled $3,000 for the three months ended March 31, 2017 compared to $1,420,000 for the same period in 2016. Asset/liability management strategies resulted in net gains on sales of securities, as market and interest rate conditions in the quarter presented opportunities to accelerate earnings on securities, while meeting funding and other requirements of the Company.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended March 31, 2017 and 2016.

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2017	March 31, 2016	2017-2016	2017-2016

Salaries and employee benefits	$7,400	$6,183	$1,217	19.7%
Occupancy expense	757	526	231	43.9%
Furniture and equipment	736	786	(50)	(6.4)%
Data processing	511	635	(124)	(19.5)%
Telephone and communication	122	176	(54)	(30.7)%
Automated teller machine and interchange fees	178	161	17	10.6%
Advertising and bank promotions	387	456	(69)	(15.1)%
FDIC insurance	137	232	(95)	(40.9)%
Legal fees	153	181	(28)	(15.5)%
Other professional services	355	339	16	4.7%
Directors' compensation	242	231	11	4.8%
Collection and problem loan	75	52	23	44.2%
Real estate owned	20	43	(23)	(53.5)%
Taxes other than income	228	155	73	47.1%
Other operating expenses	845	965	(120)	(12.4)%
Total noninterest expenses	$12,146	$11,121	$1,025	9.2%
The following factors contributed to the more significant changes in noninterest expenses between the quarters ended March 31, 2017 and 2016.

•
The salaries and employee benefits increase includes the impact in 2017 of additional employees, including new customer-facing employees in targeted expansion markets, throughout 2016 and 2017. Higher costs in 2017 include annual merit increases awarded in 2016, increased medical benefit costs for the expanded workforce and increased claim activity, and additional share-based awards granted in 2017.

•	Occupancy expense reflects a full period of expense for new facilities acquired in 2016 in Berks, Cumberland, Dauphin and Lancaster counties as part of the Company's ongoing expansion plans.

•
The overall reduction in data processing is attributable to certain charges recorded in the first quarter of 2016. First quarter 2017 expense is consistent with expenses recorded in the second through fourth quarters of 2016.

•
Advertising and bank promotions includes Pennsylvania educational improvement tax credit contributions. Expense in the first quarter of 2016 included $100,000 of incremental contributions. Educational improvement tax credit contributions generate credits that reduce our Pennsylvania Bank Shares Tax expense, a component of taxes other than income. The advertising and bank promotions expense decrease from 2016 to 2017 is largely offset by the increase in taxes other than income.

•	The decrease in FDIC insurance in 2017 is due to the benefit of a lower assessment rate as the FDIC reached its 1.15% of insured funds target in June 2016.

•
The decrease in other operating expenses includes a decrease of $95,000 in the provision for off-balance sheet reserves on loans that have been committed to borrowers, but not funded. This decrease is principally due to changes in qualitative factors similar to those used in the determination of the provision for loan losses as noted in the Provision for Loan Losses section.

•	Other line items within noninterest expenses showed fluctuations between 2017 and 2016 attributable to normal business operations.

The Company’s efficiency ratio improved for the three months ended March 31, 2017 to 79.7%, compared to 82.6% for the same period in 2016. The improvement in the ratio was primarily the result of the increase in net interest income and noninterest income, excluding investment securities gains, exceeding the increase in noninterest expenses.
Income Tax Expense
Income tax expense totaled $424,000, or an effective tax rate of 17.5%, for the three months ended March 31, 2017, compared to $614,000, or 19.2% of pre-tax earnings, for the three months ended March 31, 2016. The Company’s effective tax rate is significantly less than the federal statutory rate of 34.0% principally due to tax-free income, including interest earned on tax-free loans and securities, earnings on the cash surrender value of life insurance policies, and non-tax deductible expenses. The lower effective tax rate for the three months ended March 31, 2017 compared to the same period in 2016 is the result of a larger percentage of tax-free income and additional federal income tax credits in the current year’s results. In addition, the estimated annual effective tax rate in the quarter ended March 31, 2016 was based on a federal statutory rate of 35%. In the third quarter of 2016, the Company reassessed its estimated annual effective tax rate and changed the base federal statutory rate to 34% in expectation that the Company would not be in the higher tax bracket.

FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
AFS Securities
The Company utilizes AFS securities as a tool for managing interest rate risk, to enhance income through interest and dividend income, to provide liquidity, and to provide collateral for certain deposits and borrowings. At March 31, 2017, AFS securities totaled $423,601,000, an increase of $23,447,000, from December 31, 2016’s balance of $400,154,000. In the quarter ended March 31, 2017, the Company sold a substantial portion of its U.S. Government Agency investments at a net loss of $70,000, which was offset by gains on other investment sales during the quarter. The Company sold these securities because it expects the interest rate yield curve to continue to flatten and does not believe that these U.S. Government Agency investments will perform as well in that environment. Proceeds from all sales during the quarter totaled $35,072,000, which were redeployed in higher-yielding investment securities. In the quarter ended March 31, 2016, the Company liquidated its GSE CMO portfolio as a result of interest rate market conditions during the quarter at a net gain of $1,420,000. Proceeds of $64,743,000 from the sales were used to fund loan demand, reduce short-term borrowings and maintain liquidity in the first half of 2016.
Loan Portfolio
The Company offers various products to meet the credit needs of our borrowers, principally consisting of commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
The risks associated with lending activities differ among the various loan classes, and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans, and impact the associated collateral. See Note 3, “Loans and Allowance for Loan Losses,” in the Notes to the Consolidated Financial Statements for a detailed description of the Company’s loan classes and differing levels of credit risk associated with each class, which information is incorporated herein by reference.

The loan portfolio, excluding residential LHFS, broken out by classes as of March 31, 2017 and December 31, 2016 was as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial real estate:
Owner-occupied	$114,991	$112,295
Non-owner occupied	209,601	206,358
Multi-family	47,893	47,681
Non-owner occupied residential	64,809	62,533
Acquisition and development:
1-4 family residential construction	5,790	4,663
Commercial and land development	27,648	26,085
Commercial and industrial	90,638	88,465
Municipal	53,225	53,741
Residential mortgage:
First lien	143,282	139,851
Home equity - term	13,605	14,248
Home equity - lines of credit	122,473	120,353
Installment and other loans	7,376	7,118
	$901,331	$883,391
The loan portfolio at March 31, 2017 of $901,331,000 reflected an increase of $17,940,000, or 2.0%, from $883,391,000 at December 31, 2016. Growth was experienced in nearly all loan segments from December 31, 2016 to March 31, 2017, with the largest increase coming in the commercial real estate segment, which grew by $8,427,000, which was approximately half the growth for the period, or 8.0% annualized. The Company continues to grow in both core markets and new markets through expansion in the sales force and capitalizing on market disruption.
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
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and foreclosed real estate as of March 31, 2017, December 31, 2016 and March 31, 2016. Relevant asset quality ratios are also presented.

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual loans (cash basis)	$6,379	$7,043	$15,906
OREO	1,019	346	495
Total nonperforming assets	7,398	7,389	16,401
Restructured loans still accruing	921	930	1,044
Loans past due 90 days or more and still accruing	0	0	1
Total nonperforming and other risk assets	$8,319	$8,319	$17,446
Loans 30-89 days past due	$1,315	$1,218	$1,391
Ratio of:
Total nonperforming loans to loans	0.71%	0.80%	1.98%
Total nonperforming assets to assets	0.51%	0.52%	1.27%
Total nonperforming assets to total loans and OREO	0.82%	0.84%	2.04%
Total risk assets to total loans and OREO	0.92%	0.94%	2.17%
Total risk assets to total assets	0.57%	0.59%	1.36%
ALL to total loans	1.41%	1.45%	1.66%
ALL to nonperforming loans	198.59%	181.41%	83.91%
ALL to nonperforming loans and restructured loans still accruing	173.53%	160.25%	78.74%
Risk assets, defined as nonaccrual loans, restructured loans, loans past due 90 days or more and still accruing, and OREO, totaled $8,319,000 at March 31, 2017, similar to the balance at December 31, 2016 and a decrease of $9,127,000, or 52.3% from March 31, 2016. The decrease from March 31, 2016 is principally due to the sale in the fourth quarter of 2016 of a loan with a carrying balance of $5,946,000 to a third party.

A further breakdown of impaired loans at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,081	$0	$1,081	$1,070	$0	$1,070
Non-owner occupied	0	0	0	736	0	736
Multi-family	190	0	190	199	0	199
Non-owner occupied residential	436	0	436	452	0	452
Acquisition and development
Commercial and land development	0	0	0	1	0	1
Commercial and industrial	477	0	477	595	0	595
Residential mortgage:
First lien	3,597	889	4,486	3,396	896	4,292
Home equity - term	109	32	141	93	34	127
Home equity - lines of credit	484	0	484	495	0	495
Installment and other loans	5	0	5	6	0	6
	$6,379	$921	$7,300	$7,043	$930	$7,973
As of March 31, 2017, the Company had 74 lending relationships with loans that were considered impaired, and were included in the impaired loan balance of $7,300,000, compared to 79 lending relationships with an impaired loan balance of $7,973,000 at December 31, 2016. The exposure to these borrowers with impaired loans is summarized in the following table, along with the partial charge-offs taken to date and the specific reserves established on the relationships at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
March 31, 2017
Relationships greater than $1,000,000	0	$0	$0	$0
Relationships greater than $500,000 but less than $1,000,000	1	554	145	0
Relationships greater than $250,000 but less than $500,000	3	881	120	0
Relationships less than $250,000	70	5,865	1,174	132
	74	$7,300	$1,439	$132
December 31, 2016
Relationships greater than $1,000,000	0	$0	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,327	620	0
Relationships greater than $250,000 but less than $500,000	2	640	120	0
Relationships less than $250,000	75	6,006	1,184	43
	79	$7,973	$1,924	$43
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
Of the relationships deemed to be impaired at March 31, 2017, none had an outstanding book balance in excess of $1,000,000. Seventy (70) of the relationships, or 94.6% of the total number of impaired relationships, have recorded balances less than $250,000, which reduces the likelihood of a large loss on any particular loan.
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any ASC 310 reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve determination included an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of March 31, 2017. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance of $1,019,000 consists of six properties owned by the Company, one of which was a commercial property and totaled $807,000, and five residential properties that totaled $212,000. The increase in foreclosed real estate from $346,000 at December 31, 2016 to $1,019,000 at March 31, 2017, is principally the result of the commercial property, which was added during the quarter and which migrated to foreclosed real estate from a nonaccrual loan. All properties are carried at the lower of cost or fair value, less costs to dispose.
As of March 31, 2017, the Company believes the value of foreclosed assets represents their fair values, but if the real estate market remains challenging, additional charges may be needed.
Credit Risk Management
Allowance for Loan Losses
The Company maintains the ALL at a level believed adequate by management for probable incurred credit losses. The allowance is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the ALL utilizing a defined methodology, which considers specific credit evaluation of impaired loans, past loan loss historical experience, and qualitative factors. Management believes the approach properly addresses the requirements of ASC Section 310-10-35 for loans individually identified as impaired, and ASC Subtopic 450-20 for loans collectively evaluated for impairment, and other bank regulatory guidance.
The ALL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. See Note 3, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements for a description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve, which information is incorporated herein by reference.

The following tables summarize the Bank’s ratings based on its internal risk rating system as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2017
Commercial real estate:
Owner-occupied	$110,316	$1,616	$1,978	$1,081	$0	$114,991
Non-owner occupied	199,332	200	10,069	0	0	209,601
Multi-family	42,739	4,186	778	190	0	47,893
Non-owner occupied residential	62,307	932	1,134	436	0	64,809
Acquisition and development:
1-4 family residential construction	5,790	0	0	0	0	5,790
Commercial and land development	27,008	8	632	0	0	27,648
Commercial and industrial	89,997	134	30	386	91	90,638
Municipal	51,236	1,989	0	0	0	53,225
Residential mortgage:
First lien	138,796	0	0	4,486	0	143,282
Home equity - term	13,496	0	0	109	0	13,605
Home equity - lines of credit	121,814	82	61	516	0	122,473
Installment and other loans	7,371	0	0	5	0	7,376
	$870,202	$9,147	$14,682	$7,209	$91	$901,331
December 31, 2016
Commercial real estate:
Owner-occupied	$103,652	$5,422	$2,151	$1,070	$0	$112,295
Non-owner occupied	190,726	4,791	10,105	736	0	206,358
Multi-family	42,473	4,222	787	199	0	47,681
Non-owner occupied residential	59,982	949	1,150	452	0	62,533
Acquisition and development:
1-4 family residential construction	4,560	103	0	0	0	4,663
Commercial and land development	25,435	10	639	1	0	26,085
Commercial and industrial	87,588	251	32	594	0	88,465
Municipal	53,741	0	0	0	0	53,741
Residential mortgage:
First lien	135,558	0	0	4,293	0	139,851
Home equity - term	14,155	0	0	93	0	14,248
Home equity - lines of credit	119,681	82	61	529	0	120,353
Installment and other loans	7,112	0	0	6	0	7,118
	$844,663	$15,830	$14,925	$7,973	$0	$883,391
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

The following table presents the activity in the ALL.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(524)	(68)	198	52	(342)	243	1	244	98	0
Charge-offs	(45)	0	(55)	0	(100)	0	(29)	(29)	0	(129)
Recoveries	2	1	1	0	4	7	11	18	0	22
Balance, end of period	$6,963	$513	$1,218	$106	$8,800	$3,229	$127	$3,356	$512	$12,668
March 31, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	33	(111)	37	4	(37)	45	102	147	(110)	0
Charge-offs	0	0	(21)	0	(21)	(244)	(64)	(308)	0	(329)
Recoveries	80	0	2	0	82	6	20	26	0	108
Balance, end of period	$7,996	$739	$1,030	$62	$9,827	$2,677	$179	$2,856	$664	$13,347
The ALL totaled $12,668,000 at March 31, 2017, a decrease of $107,000 from $12,775,000 at December 31, 2016, due to net charge-offs for the period. The ALL to nonaccrual loans totaled 198.6% at March 31, 2017 compared to 181.4% at December 31, 2016, and the ALL to nonaccrual loans and restructured loans still accruing totaled 173.5% at March 31, 2017, compared to 160.3% at December 31, 2016. Management believes the ALL to total loans ratio remains adequate at 1.41% as of March 31, 2017. Classified loans, defined as loans rated substandard, doubtful or loss, totaled $21,982,000 at March 31, 2017, or approximately 2.4% of total loans outstanding, and decreased from $22,898,000 at December 31, 2016, or 2.6% of loans outstanding.
Net charge-offs totaled $107,000 for the three months ended March 31, 2017 compared with net charge-offs of $221,000 for the same period in 2016, resulting in a ratio of annualized net charge-offs to average loans outstanding of 0.05% and 0.11% for the three months ended March 31, 2017 and 2016. Despite favorable historical charge-off data in 2016 and 2017 and improved asset quality ratios, the growth the Company has experienced in its loan portfolio may result in the need for additional provisions for loan losses in future quarters.

The following summarizes the ending loan balances individually or collectively evaluated for impairment based upon loan type, as well as the ALL allocation for each at March 31, 2017 and December 31, 2016.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2017
Loans allocated by:
Individually evaluated for impairment	$1,707	$0	$477	$0	$2,184	$5,111	$5	$5,116	$0	$7,300
Collectively evaluated for impairment	435,587	33,438	90,161	53,225	612,411	274,249	7,371	281,620	0	894,031
	$437,294	$33,438	$90,638	$53,225	$614,595	$279,360	$7,376	$286,736	$0	$901,331
ALL allocated by:
Individually evaluated for impairment	$0	$0	$91	$0	$91	$41	$0	$41	$0	$132
Collectively evaluated for impairment	6,963	513	1,127	106	8,709	3,188	127	3,315	512	12,536
	$6,963	$513	$1,218	$106	$8,800	$3,229	$127	$3,356	$512	$12,668
December 31, 2016
Loans allocated by:
Individually evaluated for impairment	$2,457	$1	$594	$0	$3,052	$4,915	$6	$4,921	$0	$7,973
Collectively evaluated for impairment	426,410	30,747	87,871	53,741	598,769	269,537	7,112	276,649	0	875,418
	$428,867	$30,748	$88,465	$53,741	$601,821	$274,452	$7,118	$281,570	$0	$883,391
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$43	$0	$43	$0	$43
Collectively evaluated for impairment	7,530	580	1,074	54	9,238	2,936	144	3,080	414	12,732
	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
The ALL allocations presented above represent the reserve allocations on loan balances outstanding at March 31, 2017 and December 31, 2016. In addition to the reserve allocations on impaired loans noted above, 21 loans, with aggregate outstanding general ledger principal balances of $2,895,000, have had cumulative partial charge-offs to the ALL recorded totaling $1,440,000 at March 31, 2017. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
Management believes the allocation of the ALL between the various loan segments adequately reflects the probable incurred credit losses in each portfolio, and is based on the methodology outlined in “Note 3 – Loans and Allowance for Loan Losses” included in the Notes to the Consolidated Financial Statements. Management re-evaluates and makes certain enhancements to its methodology used to establish a reserve to better reflect the risks inherent in the different segments of the portfolio, particularly in light of changes in levels of charge-offs, with noticeable differences between the different loan segments. Management believes these enhancements to the ALL methodology improve the accuracy of quantifying losses presently incurred in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.
The unallocated portion of the ALL reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance has increased from $414,000 at December 31, 2016 to $512,000 at March 31, 2017 and represents 4.0% of the entire ALL balance at March 31, 2017.
While management believes the Company’s ALL is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits
Deposits totaled $1,183,876,000 at March 31, 2017, an increase of $31,424,000, or 2.7%, from $1,152,452,000 at December 31, 2016. Noninterest-bearing deposits increased $7,236,000, or 4.8%, from December 31, 2016 to March 31, 2017 and totaled $157,983,000. Interest-bearing deposits totaled $1,025,893,000 at March 31, 2017, an increase of $24,188,000, or 2.4% from the $1,001,705,000 balance at December 31, 2016. The Company has continued to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as its expanded sales force increases its commercial relationships. The additional deposits that the Company obtained in the first quarter of 2017 were used to fund a large portion of the growth in the loan and investment portfolios.
Shareholders' Equity, Capital Adequacy and Regulatory Matters
The management of capital in a regulated financial services industry must properly balance return on equity to its shareholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have historically been developed to provide attractive rates of returns to its shareholders, while maintaining a “well capitalized” position of regulatory strength.
Shareholders’ equity totaled $137,469,000 at March 31, 2017, an increase of $2,610,000 or 1.9%, from $134,859,000 at December 31, 2016. This increase was primarily the result of net income of $2,002,000 for the three months ended March 31, 2017, a decrease in net unrealized losses in AOCI, net of taxes, of $1,067,000 and offset by dividends declared on common stock of $823,000.
Capital Adequacy. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Management believes, at March 31, 2017 and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject. At March 31, 2017 and December 31, 2016, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.

The following table presents the Company's and the Bank's capital amounts and ratios at March 31, 2017 and December 31, 2016.

	Actual		For Capital Adequacy Purposes (includes capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital to risk weighted assets
Consolidated	$141,288	14.3%	$91,230	9.3%	n/a	n/a
Bank	129,419	13.1%	91,162	9.3%	$98,554	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	128,928	13.1%	71,504	7.3%	n/a	n/a
Bank	117,068	11.9%	71,452	7.3%	78,843	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	128,928	13.1%	56,710	5.8%	n/a	n/a
Bank	117,068	11.9%	56,668	5.8%	64,060	6.5%
Tier 1 (Core) Capital to average assets
Consolidated	128,928	9.1%	56,607	4.0%	n/a	n/a
Bank	117,068	8.3%	56,622	4.0%	70,778	5.0%
December 31, 2016
Total Capital to risk weighted assets
Consolidated	$139,033	14.6%	$82,391	8.6%	n/a	n/a
Bank	126,408	13.2%	82,328	8.6%	$95,453	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	127,033	13.3%	63,286	6.6%	n/a	n/a
Bank	114,417	12.0%	63,238	6.6%	76,363	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	127,033	13.3%	48,957	5.1%	n/a	n/a
Bank	114,417	12.0%	48,920	5.1%	62,045	6.5%
Tier 1 (Core) Capital to average assets
Consolidated	127,033	9.3%	54,453	4.0%	n/a	n/a
Bank	114,417	8.4%	54,500	4.0%	68,126	5.0%
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented above, the Company and the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, Item 1 - Business under the topic Basel III Capital Rules. At March 31, 2017, the Company's and the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 6.3% and 5.1%, which is above the phase in requirements of 1.25% for December 31, 2017.

Liquidity
The primary functions of asset/liability management are to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
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
Management attempts to manage the level of repricing and maturity mismatch through its asset/liability management process so that fluctuations in net interest income are maintained within policy limits across a range of market conditions while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure the Company’s profitability. Thus, the goal of interest rate risk management is to evaluate the amount of reward for taking risk and adjusting both the size and composition of the balance sheet relative to the level of reward available for taking risk.
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
The simulation analysis results are presented in the Earnings at Risk table below. At March 31, 2017, these results indicate the Company would expect net interest income to decrease over the next twelve months by 5.8% assuming a downward shock in market interest rates of 1.00%, and to decrease by 3.4% assuming an upward shock of 2.00%. A decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further.
The simulation analysis results at December 31, 2016, exhibited similar, though somewhat less, sensitivity to rising and declining rates.
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
The net present value analysis results are presented in the Value at Risk table below. At March 31, 2017, these results indicate that the net present value would decrease 4.9% assuming a downward shift in market interest rates of 1.00% and decrease 6.2% assuming an upward shock of 2.00%.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	March 31, 2017	December 31, 2016	Change in Market Interest Rates	March 31, 2017	December 31, 2016

(100)	(5.8%)	(3.3%)	(100)	(4.9%)	(1.0%)
100	(1.9%)	(1.5%)	100	(3.1%)	(1.5%)
200	(3.4%)	(2.5%)	200	(6.2%)	(2.9%)
The change in market interest rates included in the tables above are within the tolerances set by the Company's policies.

Item 4. Controls and Procedures

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2017.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2017.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 10, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements (unaudited)."

Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time.
No shares were repurchased from January 1, 2017 to March 31, 2017. At March 31, 2017, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share. The maximum number of shares that may yet be purchased under the plan is 333,275 at March 31, 2017.

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
(Principal Financial Officer)

Date: May 9, 2017

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