Form 10-Q
period 2017-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2017-08-08
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of July 31, 2017: 8,343,018.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiaries (interchangeable with "Orrstown” below)
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income (loss)
OFA	Orrstown Financial Advisors, a division of the Bank that provides investment and brokerage services
OREO	Other real estate owned (foreclosed real estate)
Orrstown	Orrstown Financial Services, Inc. and subsidiaries
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank and Wheatland Advisors, Inc.
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
Repurchase Agreements	Securities sold under agreements to repurchase
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TDR	Troubled debt restructuring
Wheatland	Wheatland Advisors, Inc., the Registered Investment Advisor subsidiary of Orrstown Financial Services, Inc.
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share data)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$19,754	$16,072
Interest-bearing deposits with banks	18,258	14,201
Cash and cash equivalents	38,012	30,273
Restricted investments in bank stocks	7,072	7,970
Securities available for sale	401,904	400,154
Loans held for sale	5,182	2,768
Loans	934,382	883,391
Less: Allowance for loan losses	(12,751)	(12,775)
Net loans	921,631	870,616
Premises and equipment, net	35,036	34,871
Cash surrender value of life insurance	32,523	32,102
Accrued interest receivable	4,467	4,672
Other assets	29,103	31,078
Total assets	$1,474,930	$1,414,504
Liabilities
Deposits:
Noninterest-bearing	$157,703	$150,747
Interest-bearing	1,038,233	1,001,705
Total deposits	1,195,936	1,152,452
Short-term borrowings	90,562	87,864
Long-term debt	23,991	24,163
Accrued interest and other liabilities	21,178	15,166
Total liabilities	1,331,667	1,279,645
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,348,243 and 8,343,435 shares issued; 8,343,908 and 8,285,733 shares outstanding	435	437
Additional paid - in capital	124,727	124,935
Retained earnings	15,324	11,669
Accumulated other comprehensive income (loss)	2,857	(1,165)
Treasury stock—common, 4,335 and 57,702 shares, at cost	(80)	(1,017)
Total shareholders’ equity	143,263	134,859
Total liabilities and shareholders’ equity	$1,474,930	$1,414,504
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest and dividend income
Interest and fees on loans	$9,851	$8,384	$19,055	$16,375
Interest and dividends on investment securities:
Taxable	1,766	1,368	3,593	2,832
Tax-exempt	805	441	1,586	882
Short-term investments	46	79	64	144
Total interest and dividend income	12,468	10,272	24,298	20,233
Interest expense
Interest on deposits	1,484	1,191	2,810	2,330
Interest on short-term borrowings	189	25	361	91
Interest on long-term debt	77	105	172	211
Total interest expense	1,750	1,321	3,343	2,632
Net interest income	10,718	8,951	20,955	17,601
Provision for loan losses	100	0	100	0
Net interest income after provision for loan losses	10,618	8,951	20,855	17,601
Noninterest income
Service charges on deposit accounts	1,429	1,372	2,787	2,675
Other service charges, commissions and fees	283	289	492	449
Trust and investment management income	1,623	1,188	3,069	2,524
Brokerage income	518	577	985	1,026
Mortgage banking activities	813	727	1,316	1,369
Earnings on life insurance	271	270	539	538
Other income	32	114	113	201
Investment securities gains	654	0	657	1,420
Total noninterest income	5,623	4,537	9,958	10,202
Noninterest expenses
Salaries and employee benefits	7,422	6,312	14,822	12,495
Occupancy expense	705	592	1,462	1,118
Furniture and equipment	826	748	1,562	1,534
Data processing	664	519	1,175	1,154
Telephone and communication	193	190	315	366
Automated teller and interchange fees	194	237	372	398
Advertising and bank promotions	391	355	778	811
FDIC insurance	178	223	315	455
Legal fees	108	225	261	406
Other professional services	377	345	732	684
Directors' compensation	249	257	491	488
Collection and problem loan	3	96	78	148
Real estate owned	(12)	58	8	101
Taxes other than income	220	253	448	408
Regulatory settlement	0	1,000	0	1,000
Other operating expenses	899	1,148	1,744	2,113
Total noninterest expenses	12,417	12,558	24,563	23,679
Income before income tax expense	3,824	930	6,250	4,124
Income tax expense	516	252	940	866
Net income	$3,308	$678	$5,310	$3,258
Per share information:
Basic earnings per share	$0.41	$0.08	$0.66	$0.40
Diluted earnings per share	0.40	0.08	0.65	0.40
Dividends per share	0.10	0.09	0.20	0.17
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income	$3,308	$678	$5,310	$3,258
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period	5,130	4,596	6,750	10,992
Reclassification adjustment for gains realized in net income	(654)	0	(657)	(1,420)
Net unrealized gains	4,476	4,596	6,093	9,572
Tax effect	(1,521)	(1,609)	(2,071)	(3,350)
Total other comprehensive income, net of tax and reclassification adjustments	2,955	2,987	4,022	6,222
Total comprehensive income	$6,263	$3,665	$9,332	$9,480
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended June 30, 2017 and 2016
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2016	$435	$124,317	$7,939	$1,199	$(829)	$133,061
Net income	0	0	3,258	0	0	3,258
Total other comprehensive income, net of taxes	0	0	0	6,222	0	6,222
Cash dividends ($0.17 per share)	0	0	(1,410)	0	0	(1,410)
Share-based compensation plans:
Issuance of stock (37,462 common shares and 2,461 treasury shares), including compensation expense of $499	2	490	0	0	47	539
Acquisition of treasury stock (35,648 shares)	0	0	0	0	(631)	(631)
Balance, June 30, 2016	$437	$124,807	$9,787	$7,421	$(1,413)	$141,039

Balance, January 1, 2017	$437	$124,935	$11,669	$(1,165)	$(1,017)	$134,859
Net income	0	0	5,310	0	0	5,310
Total other comprehensive income, net of taxes	0	0	0	4,022	0	4,022
Cash dividends ($0.20 per share)	0	0	(1,655)	0	0	(1,655)
Share-based compensation plans:
Issuance of stock (4,808 net common shares and 53,367 treasury shares issued), including compensation expense of $666	(2)	(208)	0	0	937	727
Balance, June 30, 2017	$435	$124,727	$15,324	$2,857	$(80)	$143,263
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net income	$5,310	$3,258
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	2,477	2,577
Depreciation and amortization	1,539	1,458
Provision for loan losses	100	0
Share-based compensation	666	499
Gain on sales of loans originated for sale	(1,064)	(1,164)
Mortgage loans originated for sale	(44,710)	(44,052)
Proceeds from sales of loans originated for sale	43,011	44,237
Net gain on disposal of OREO	(10)	(92)
Writedown of OREO	4	95
Net (gain) loss on disposal of premises and equipment	(18)	46
Deferred income taxes	745	743
Investment securities gains	(657)	(1,420)
Earnings on cash surrender value of life insurance	(539)	(538)
Decrease in accrued interest receivable	205	86
Increase in accrued interest payable and other liabilities	589	684
Other, net	(95)	(1,045)
Net cash provided by operating activities	7,553	5,372
Cash flows from investing activities
Proceeds from sales of available for sale securities	58,653	64,743
Maturities, repayments and calls of available for sale securities	13,824	13,258
Purchases of available for sale securities	(64,531)	0
Net redemptions of restricted investments in bank stocks	898	2,940
Net increase in loans	(51,835)	(50,762)
Purchases of bank premises and equipment	(1,498)	(8,585)
Improvements to OREO	(9)	(39)
Proceeds from disposal of OREO	185	508
Proceeds from disposal of bank premises and equipment	83	0
Net cash provided by (used in) investing activities	(44,230)	22,063
Cash flows from financing activities
Net increase in deposits	43,484	55,802
Net increase (decrease) in short-term borrowings	2,698	(45,763)
Payments on long-term debt	(172)	(164)
Dividends paid	(1,655)	(1,410)
Acquisition of treasury stock	0	(631)
Issuance of treasury stock	61	40
Net cash provided by financing activities	44,416	7,874
Net increase in cash and cash equivalents	7,739	35,309
Cash and cash equivalents at beginning of period	30,273	28,340
Cash and cash equivalents at end of period	$38,012	$63,649
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,332	$2,620
Income taxes	150	450
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	$720	$414
Security purchases not yet settled	5,423	0
The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.
Nature of Operations – Orrstown Financial Services, Inc. and subsidiaries is a financial holding company that operates Orrstown Bank, a commercial bank with branches in Berks, Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland and Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster, Pennsylvania, and which was acquired in December 2016. The Bank engages in lending activities including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending. Deposit services include checking, savings, time, and money market deposits. The Bank also provides investment and brokerage services through its OFA division. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2016 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2016 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications.
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
Cash and Cash Equivalents – Cash and cash equivalents include cash, balances due from banks, federal funds sold and interest-bearing deposits due on demand, all of which have original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions, redemptions (purchases) of restricted investments in bank stocks, and short-term borrowings.
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
Securities – The Company classifies debt and marketable equity securities as available for sale on the date of purchase. At June 30, 2017 and December 31, 2016, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
Changes in unrealized gains and losses, net of related deferred taxes, for AFS securities are recorded in AOCI. Realized gains and losses on securities are recorded on the trade date using the specific identification method and are included in noninterest income.
AFS securities include investments that management intends to use as part of its asset/liability management strategy. Securities may be sold in response to changes in interest rates, changes in prepayment rates and other factors. The Company does not have the intent to sell any of its AFS securities that are in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components: OTTI related to other factors, which is recognized in OCI and the remaining OTTI recognized in earnings.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
The Company’s securities are exposed to various risks, such as interest rate risk, market risk, and credit risk. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment assets reported in the consolidated financial statements.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans sold to these investors. At June 30, 2017 and December 31, 2016, the balance of loans serviced for others totaled $328,534,000 and $328,701,000.
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

Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs totaled $2,848,000 and $2,835,000 at June 30, 2017 and December 31, 2016, and are included in Other Assets.
Foreclosed Real Estate – Real estate property acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Costs to maintain foreclosed real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Foreclosed real estate totaled $1,012,000 and $346,000 as of June 30, 2017 and December 31, 2016 and is included in Other Assets.
Investments in Real Estate Partnerships – The Company has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment entered into in 2015, with the other investments accounted for under the equity method of accounting. The recorded investment in these real estate partnerships, included in Other Assets, totaled $4,689,000 and $4,909,000 at June 30, 2017 and December 31, 2016, of which $1,888,000 and $1,993,000 are accounted for under the proportional amortization method.
Losses accounted for under the equity method for investments in real estate partnerships totaled $26,000 and $89,000 for the three months ended June 30, 2017 and 2016, and $115,000 and $178,000 for the six months ended June 30, 2017 and 2016, and are included in other noninterest income. Losses on investments accounted for under the proportional amortization method are included in income tax expense, net of federal income tax benefit. These losses totaled $52,000 and $53,000 for the three months ended June 30, 2017 and 2016, and $105,000 and $86,000 for the six months ended June 30, 2017 and 2016. The Company recognized federal tax credits from these investments totaling $252,000 and $184,000 during the three months ended June 30, 2017 and 2016, and $505,000, and $368,000 during the six months ended June 30, 2017 and 2016, which are included in income tax expense.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $214,000 and $202,000 for the three months ended June 30, 2017 and 2016, and $317,000 and $353,000 for the six months ended June 30, 2017 and 2016.
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
The right of setoff for a Repurchase Agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the Repurchase Agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For the Repurchase Agreements, the collateral is held by the Company in a segregated custodial account under a third party agreement. Repurchase agreements are secured by GSE MBSs and mature overnight.
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
Income Taxes – Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. OCI is limited to unrealized gains (losses) on AFS securities for all periods presented. Unrealized gains (losses) on AFS securities, net of tax, was the sole component of AOCI at June 30, 2017 and December 31, 2016.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Company are: AFS equity securities will be measured at fair value, with the changes in fair value recognized in the income statement; the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; a provision to require the utilization of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and a requirement for separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. These changes become effective for the Company on January 1, 2018, using a cumulative-effect adjustment to the balance sheet. Management does not anticipate this update will have a material impact on the Company's financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-12 provides updated accounting and reporting requirements, which, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. These changes become effective for the Company on January 1, 2019. Earlier application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company anticipates that the impact on its balance sheet will result in an increase in assets and liabilities for its right of use assets and related lease liabilities for those leases that are outstanding at the date of adoption, however, it does not anticipate it will have a material impact on its results of operations. Management is evaluating other effects of this standard on the Company's financial position and regulatory capital.
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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) which is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change in the terms or conditions of a share-based payment award. This change becomes effective for the Company on January 1, 2018 with early adoption permitted for interim and annual periods.

Management does not anticipate this update will have a material impact on the consolidated financial statements and related disclosures.

NOTE 2. SECURITIES AVAILABLE FOR SALE
The following table summarizes amortized cost and fair value of AFS securities at June 30, 2017 and December 31, 2016, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI. At June 30, 2017 and December 31, 2016 all investment securities were classified as AFS.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
U.S. Government Agencies	$7,311	$23	$0	$7,334
States and political subdivisions	159,185	4,640	394	163,431
GSE residential MBSs	103,590	1,186	0	104,776
GSE residential CMOs	113,339	705	1,723	112,321
GSE commercial CMOs	5,141	0	168	4,973
Private label CMOs	3,542	18	20	3,540
Asset-backed	5,418	0	0	5,418
Total debt securities	397,526	6,572	2,305	401,793
Equity securities	50	61	0	111
Totals	$397,576	$6,633	$2,305	$401,904
December 31, 2016
U.S. Government Agencies	$39,569	$147	$124	$39,592
States and political subdivisions	163,677	1,782	1,177	164,282
GSE residential MBSs	116,022	928	6	116,944
GSE residential CMOs	72,411	240	3,268	69,383
GSE commercial CMOs	5,148	0	292	4,856
Private label CMOs	5,042	0	36	5,006
Total debt securities	401,869	3,097	4,903	400,063
Equity securities	50	41	0	91
Totals	$401,919	$3,138	$4,903	$400,154

The following table summarizes AFS securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
June 30, 2017
States and political subdivisions	9	$19,752	$246	1	$5,469	$148	10	$25,221	$394
GSE residential CMOs	6	57,391	1,638	2	2,781	85	8	60,172	1,723
GSE commercial CMOs	1	4,973	168	0	0	0	1	4,973	168
Private label CMOs	0	0	0	1	1,268	20	1	1,268	20
Totals	16	$82,116	$2,052	4	$9,518	$253	20	$91,634	$2,305
December 31, 2016
U.S. Government Agencies	6	$10,710	$23	2	$13,531	$101	8	$24,241	$124
States and political subdivisions	25	58,924	610	1	5,075	567	26	63,999	1,177
GSE residential MBSs	1	5,034	6	0	0	0	1	5,034	6
GSE residential CMOs	6	59,534	3,264	1	634	4	7	60,168	3,268
GSE commercial CMOs	1	4,856	292	0	0	0	1	4,856	292
Private label CMOs	0	0	0	3	5,005	36	3	5,005	36
Totals	39	$139,058	$4,195	7	$24,245	$708	46	$163,303	$4,903

U.S. Government Agencies and GSE Securities. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2017 or at December 31, 2016.
State and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2017 or at December 31, 2016.
Private Label CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2017 or at December 31, 2016.

The following table summarizes amortized cost and fair value of AFS securities at June 30, 2017 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$15	$15
Due after one year through five years	11,734	11,990
Due after five years through ten years	59,744	61,267
Due after ten years	95,003	97,493
MBSs and CMOs	225,612	225,610
Asset-backed	5,418	5,418
Total debt securities	397,526	401,793
Equity securities	50	111
	$397,576	$401,904

The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the three and six months ended March 31, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Proceeds from sale of AFS securities	$23,581	$0	$58,653	$64,743
Gross gains	654	0	807	1,468
Gross losses	0	0	150	48

AFS securities with a fair value of $328,664,000 and $317,282,000 at June 30, 2017 and December 31, 2016 were pledged to secure public funds and for other purposes as required or permitted by law.

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

The following table presents the loan portfolio, excluding residential LHFS, broken out by classes at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial real estate:
Owner-occupied	$116,419	$112,295
Non-owner occupied	217,070	206,358
Multi-family	48,637	47,681
Non-owner occupied residential	68,621	62,533
Acquisition and development:
1-4 family residential construction	8,036	4,663
Commercial and land development	28,481	26,085
Commercial and industrial	97,913	88,465
Municipal	51,381	53,741
Residential mortgage:
First lien	150,173	139,851
Home equity - term	13,019	14,248
Home equity - lines of credit	127,262	120,353
Installment and other loans	7,370	7,118
	$934,382	$883,391

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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2017
Commercial real estate:
Owner-occupied	$111,737	$1,814	$1,959	$909	$0	$116,419
Non-owner occupied	206,823	196	10,051	0	0	217,070
Multi-family	43,526	4,159	770	182	0	48,637
Non-owner occupied residential	66,024	1,062	1,117	418	0	68,621
Acquisition and development:
1-4 family residential construction	8,036	0	0	0	0	8,036
Commercial and land development	27,849	7	625	0	0	28,481
Commercial and industrial	95,124	2,384	29	376	0	97,913
Municipal	49,392	1,989	0	0	0	51,381
Residential mortgage:
First lien	146,200	0	0	3,973	0	150,173
Home equity - term	12,994	0	0	25	0	13,019
Home equity - lines of credit	126,648	81	61	472	0	127,262
Installment and other loans	7,361	0	0	9	0	7,370
	$901,714	$11,692	$14,612	$6,364	$0	$934,382
December 31, 2016
Commercial real estate:
Owner-occupied	$103,652	$5,422	$2,151	$1,070	$0	$112,295
Non-owner occupied	190,726	4,791	10,105	736	0	206,358
Multi-family	42,473	4,222	787	199	0	47,681
Non-owner occupied residential	59,982	949	1,150	452	0	62,533
Acquisition and development:
1-4 family residential construction	4,560	103	0	0	0	4,663
Commercial and land development	25,435	10	639	1	0	26,085
Commercial and industrial	87,588	251	32	594	0	88,465
Municipal	53,741	0	0	0	0	53,741
Residential mortgage:
First lien	135,558	0	0	4,293	0	139,851
Home equity - term	14,155	0	0	93	0	14,248
Home equity - lines of credit	119,681	82	61	529	0	120,353
Installment and other loans	7,112	0	0	6	0	7,118
	$844,663	$15,830	$14,925	$7,973	$0	$883,391
Classified loans may also be evaluated for impairment. For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are deemed impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios and any TDRs are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates of fair values are obtained, which may include updated appraisals. The updated fair values are incorporated into the impairment analysis as of the next reporting period.
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
At June 30, 2017 and December 31, 2016, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2017 and December 31, 2016. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2017
Commercial real estate:
Owner-occupied	$0	$0	$0	$909	$2,098
Multi-family	0	0	0	182	360
Non-owner occupied residential	0	0	0	418	688
Commercial and industrial	0	0	0	376	508
Residential mortgage:
First lien	553	553	40	3,420	4,101
Home equity - term	0	0	0	25	29
Home equity - lines of credit	0	0	0	472	613
Installment and other loans	5	5	5	4	33
	$558	$558	$45	$5,806	$8,430
December 31, 2016
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,070	$2,236
Non-owner occupied	0	0	0	736	1,323
Multi-family	0	0	0	199	368
Non-owner occupied residential	0	0	0	452	706
Acquisition and development:
Commercial and land development	0	0	0	1	16
Commercial and industrial	0	0	0	594	715
Residential mortgage:
First lien	643	643	43	3,650	4,399
Home equity - term	0	0	0	93	103
Home equity - lines of credit	0	0	0	529	659
Installment and other loans	0	0	0	6	34
	$643	$643	$43	$7,330	$10,559

The following tables summarize the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the three and six months ended June 30, 2017 and 2016.

	2017		2016
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended June 30,
Commercial real estate:
Owner-occupied	$979	$5	$1,954	$0
Non-owner occupied	0	0	7,251	0
Multi-family	186	0	221	0
Non-owner occupied residential	427	0	699	0
Acquisition and development:
Commercial and land development	0	0	3	0
Commercial and industrial	404	0	514	0
Residential mortgage:
First lien	4,192	21	4,618	8
Home equity – term	78	0	98	0
Home equity - lines of credit	503	1	499	0
Installment and other loans	6	0	14	0
	$6,775	$27	$15,871	$8
Six Months Ended June 30,
Commercial real estate:
Owner-occupied	$1,036	$5	$2,012	$0
Non-owner occupied	276	0	7,511	0
Multi-family	191	0	225	0
Non-owner occupied residential	437	0	787	0
Acquisition and development:
Commercial and land development	0	0	4	0
Commercial and industrial	458	0	619	0
Residential mortgage:
First lien	4,272	29	4,697	17
Home equity - term	87	0	100	0
Home equity - lines of credit	513	1	544	0
Installment and other loans	6	0	16	0
	$7,276	$35	$16,515	$17

The following table presents impaired loans that are TDRs, with the recorded investment at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	1	$56	0	$0
Residential mortgage:
First lien	11	1,116	8	896
Home equity - lines of credit	1	32	1	34
	13	1,204	9	930
Nonaccruing:
Commercial real estate:
Owner-occupied	1	61	0	0
Residential mortgage:
First lien	8	746	12	1,035
Installment and other loans	1	4	1	6
	10	811	13	1,041
	23	$2,015	22	$1,971

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances.

	2017			2016
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended June 30,
Commercial real estate:
Owner-occupied	1	$56	$56	0	$0	$0
Six Months Ended June 30,
Commercial real estate:
Owner-occupied	2	$119	$119	0	$0	$0
Residential mortgage:
First lien	0	0	0	1	257	257
	2	$119	$119	1	$257	$257

There were no restructured loans for the three or six months ended June 30, 2017 and 2016 that were modified as TDRs within the previous twelve months which were in payment default.
The loans presented above were considered TDRs as the result of the Company agreeing to below-market interest rates given the risk of the transaction, allowing the loan to remain on interest-only status, or agreeing to a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For TDRs in default of their original terms, impairment is generally determined on a collateral-dependent approach, except for accruing residential mortgage TDRs, which are generally determined on the discounted cash flow approach. Certain loans modified during a period may no longer be outstanding at the end of the period if the loan was paid off.
No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on their delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans at June 30, 2017 and December 31, 2016.

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2017
Commercial real estate:
Owner-occupied	$115,561	$5	$0	$0	$5	$853	$116,419
Non-owner occupied	217,070	0	0	0	0	0	217,070
Multi-family	48,455	0	0	0	0	182	48,637
Non-owner occupied residential	68,203	0	0	0	0	418	68,621
Acquisition and development:
1-4 family residential construction	8,036	0	0	0	0	0	8,036
Commercial and land development	28,418	63	0	0	63	0	28,481
Commercial and industrial	97,507	30	0	0	30	376	97,913
Municipal	51,381	0	0	0	0	0	51,381
Residential mortgage:
First lien	146,712	583	21	0	604	2,857	150,173
Home equity - term	12,964	30	0	0	30	25	13,019
Home equity - lines of credit	126,497	288	37	0	325	440	127,262
Installment and other loans	7,349	8	4	0	12	9	7,370
	$928,153	$1,007	$62	$0	$1,069	$5,160	$934,382
December 31, 2016
Commercial real estate:
Owner-occupied	$111,225	$0	$0	$0	$0	$1,070	$112,295
Non-owner occupied	205,622	0	0	0	0	736	206,358
Multi-family	47,482	0	0	0	0	199	47,681
Non-owner occupied residential	62,081	0	0	0	0	452	62,533
Acquisition and development:
1-4 family residential construction	4,548	115	0	0	115	0	4,663
Commercial and land development	26,084	0	0	0	0	1	26,085
Commercial and industrial	87,871	0	0	0	0	594	88,465
Municipal	53,741	0	0	0	0	0	53,741
Residential mortgage:
First lien	135,499	628	328	0	956	3,396	139,851
Home equity - term	14,155	0	0	0	0	93	14,248
Home equity - lines of credit	119,733	125	0	0	125	495	120,353
Installment and other loans	7,090	20	2	0	22	6	7,118
	$875,131	$888	$330	$0	$1,218	$7,042	$883,391

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
In addition to this quantitative analysis, adjustments to the ALL requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors, including:
Nature and Volume of Loans – Factors considered include loan growth in the current and subsequent quarters based on the Company’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture, the number of exceptions to loan policy, and supervisory loan to value exceptions.
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
Quality of Loan Review – Factors considered include the years of experience of the loan review staff, in-house versus outsourced provider of review, turnover of staff and the perceived quality of their work in relation to other external information.
National and Local Economic Conditions – Factors considered include ratios and factors considered include trends in the consumer price index, unemployment rates, housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition.

The following table presents the activity in the ALL for the three and six months ended June 30, 2017 and 2016.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2017
Balance, beginning of period	$6,963	$513	$1,218	$106	$8,800	$3,229	$127	$3,356	$512	$12,668
Provision for loan losses	(214)	65	69	11	(69)	198	13	211	(42)	100
Charge-offs	0	0	0	0	0	(51)	(27)	(78)	0	(78)
Recoveries	28	1	4	0	33	10	18	28	0	61
Balance, end of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
June 30, 2016
Balance, beginning of period	$7,996	$739	$1,030	$62	$9,827	$2,677	$179	$2,856	$664	$13,347
Provision for loan losses	(12)	(152)	112	(1)	(53)	66	26	92	(39)	0
Charge-offs	(26)	0	0	0	(26)	(80)	(48)	(128)	0	(154)
Recoveries	175	0	6	0	181	43	23	66	0	247
Balance, end of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
Six Months Ended
June 30, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(738)	(3)	267	63	(411)	441	14	455	56	100
Charge-offs	(45)	0	(55)	0	(100)	(51)	(56)	(107)	0	(207)
Recoveries	30	2	5	0	37	17	29	46	0	83
Balance, end of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
June 30, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	21	(263)	149	3	(90)	111	128	239	(149)	0
Charge-offs	(26)	0	(21)	0	(47)	(324)	(112)	(436)	0	(483)
Recoveries	255	0	8	0	263	49	43	92	0	355
Balance, end of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL allocation for each at June 30, 2017 and December 31, 2016:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2017
Loans allocated by:
Individually evaluated for impairment	$1,509	$0	$376	$0	$1,885	$4,470	$9	$4,479	$0	$6,364
Collectively evaluated for impairment	449,238	36,517	97,537	51,381	634,673	285,984	7,361	293,345	0	928,018
	$450,747	$36,517	$97,913	$51,381	$636,558	$290,454	$7,370	$297,824	$0	$934,382
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$40	$5	$45	$0	$45
Collectively evaluated for impairment	6,777	579	1,291	117	8,764	3,346	126	3,472	470	12,706
	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
December 31, 2016
Loans allocated by:
Individually evaluated for impairment	$2,457	$1	$594	$0	$3,052	$4,915	$6	$4,921	$0	$7,973
Collectively evaluated for impairment	426,410	30,747	87,871	53,741	598,769	269,537	7,112	276,649	0	875,418
	$428,867	$30,748	$88,465	$53,741	$601,821	$274,452	$7,118	$281,570	$0	$883,391
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$43	$0	$43	$0	$43
Collectively evaluated for impairment	7,530	580	1,074	54	9,238	2,936	144	3,080	414	12,732
	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2013.
The following table summarizes income tax expense for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Current year expense (benefit):
Federal	$145	$238	$202	$126
State	(9)	(1)	(7)	(3)
	136	237	195	123
Deferred expense:
Federal	371	10	735	732
State	9	5	10	11
	380	15	745	743
Income tax expense	$516	$252	$940	$866

The provision for income taxes includes $222,000 and $0 of applicable income tax expense related to net securities gains for the three months ended June 30, 2017 and 2016, and $223,000 and $497,000 of applicable income tax expense related to net securities gains for the six months ended June 30, 2017 and 2016.
The base federal statutory rate used in determining the estimated annual effective tax rate for the quarter ended June 30, 2017 was 34%. The estimated annual effective tax rate used to determine tax expense in the quarter ended June 30, 2016 was based on a federal statutory rate of 35%. In the third quarter of 2016, the Company reassessed its estimated annual effective tax rate and changed the base federal statutory rate to 34% in expectation that the Company would not be in the higher tax bracket.
The following table presents the components of the net deferred tax asset, included in other assets on the consolidated balance sheets.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$4,719	$4,725
Deferred compensation	548	545
Retirement plans and salary continuation	2,018	1,942
Share-based compensation	730	583
Off-balance sheet reserves	337	313
Nonaccrual loan interest	466	370
Net unrealized losses on securities available for sale	0	600
Goodwill	77	92
Bonus accrual	321	236
Low-income housing credit carryforward	2,148	1,983
Alternative minimum tax credit carryforward	4,348	4,048
Net operating loss carryforward	804	2,520
Other	523	479
Total deferred tax assets	17,039	18,436
Deferred tax liabilities:
Depreciation	694	771
Net unrealized gains on securities available for sale	1,472	0
Mortgage servicing rights	814	777
Purchase accounting adjustments	420	435
Other	198	195
Total deferred tax liabilities	3,598	2,178
Net deferred tax asset	$13,441	$16,258
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
At June 30, 2017, the Company had low-income housing and net operating loss carryforwards that expire through 2036 and 2032, respectively.
NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. Under the 2011 Plan, 381,920 shares of the common stock of the Company were reserved to be issued. At June 30, 2017, 81,890 shares were available to be issued under the 2011 Plan.
The 2011 Plan incentive awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees of the Company and its present or future subsidiaries, and members of the Board of Directors of the Company or any subsidiary of the Company, are eligible to participate in the 2011 Plan. The Plan allows for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting of awards and restrictions on shares. Generally, awards are nonqualified under the IRC, unless the awards are deemed to be incentive awards to employees at the Compensation Committee’s discretion.

The following table presents a summary of nonvested restricted shares activity for the six months ended June 30, 2017.

	Shares	Weighted Average Grant Date Fair Value

Nonvested restricted shares, beginning of year	227,337	$16.88
Granted	62,253	22.26
Forfeited	(7,192)	18.31
Vested	(12,000)	17.95
Nonvested restricted shares, at period end	270,398	$18.04
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Restricted share award expense	$363	$259	$659	$496
Restricted share award tax benefit	123	91	224	174
Fair value of shares vested	263	193	263	237
At June 30, 2017 and December 31, 2016, the unrecognized compensation expense related to the share awards totaled $2,660,000 and $2,169,000. The unrecognized compensation expense at June 30, 2017 is expected to be recognized over a weighted-average period of 2.1 years.
The following table presents a summary of outstanding stock options activity for the six months ended June 30, 2017.

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	80,370	$27.37
Forfeited	(1,100)	21.14
Expired	(3,087)	33.98
Options outstanding and exercisable, at period end	76,183	$27.19
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance.
The following table presents information pertaining to options outstanding and exercisable at June 30, 2017.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	33,899	2.92	$21.48
$25.00 - $29.99	2,792	2.76	25.76
$30.00 - $34.99	32,144	0.49	31.08
$35.00 - $37.59	7,348	2.06	37.08
$21.14 - $37.59	76,183	1.80	$27.19

Outstanding and exercisable options had an intrinsic value of $52,000 at June 30, 2017 and $39,000 at December 31, 2016.

The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At June 30, 2017, 182,890 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands except share information)	2017	2016	2017	2016

Shares purchased	0	0	3,114	2,461
Weighted average price of shares purchased	$0.00	$0.00	$19.71	$16.57
Compensation expense recognized	0	0	7	3
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plan awards.

NOTE 6. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks are being phased in through January 1, 2019. Under these rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for the Company was 0.625% for 2016 and is 1.25% for 2017, with a total buffer of 2.50% being phased in through 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes at June 30, 2017 the Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and capital restoration plans are required. At June 30, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents capital amounts and ratios at June 30, 2017 and December 31, 2016.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total Capital to risk weighted assets
Consolidated	$145,122	14.5%	$92,523	9.250%	n/a	n/a
Bank	139,953	14.0%	92,457	9.250%	$99,954	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	132,589	13.3%	72,518	7.250%	n/a	n/a
Bank	127,429	12.7%	72,467	7.250%	79,963	8.0%
Common Equity Tier 1 (CET1) to risk weighted assets
Consolidated	132,589	13.3%	57,514	5.750%	n/a	n/a
Bank	127,429	12.7%	57,473	5.750%	64,970	6.5%
Tier 1 (Core) Capital to average assets
Consolidated	132,589	9.1%	58,397	4.0%	n/a	n/a
Bank	127,429	8.7%	58,429	4.0%	73,037	5.0%
December 31, 2016
Total Capital to risk weighted assets
Consolidated	$139,033	14.6%	$82,391	8.625%	n/a	n/a
Bank	126,408	13.2%	82,328	8.625%	$95,453	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	127,033	13.3%	63,286	6.625%	n/a	n/a
Bank	114,417	12.0%	63,238	6.625%	76,363	8.0%
Common Equity Tier 1 (CET1) to risk weighted assets
Consolidated	127,033	13.3%	48,957	5.125%	n/a	n/a
Bank	114,417	12.0%	48,920	5.125%	62,045	6.5%
Tier 1 (Core) Capital to average assets
Consolidated	127,033	9.3%	54,453	4.0%	n/a	n/a
Bank	114,417	8.4%	54,500	4.0%	68,126	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At June 30, 2017, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On July 26, 2017, the Board declared a cash dividend of $0.10 per common share, to be paid on August 15, 2017 to shareholders of record at August 8, 2017.

NOTE 7. EARNINGS PER SHARE
The following table presents earnings per share for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Net income	$3,308	$678	$5,310	$3,258
Weighted average shares outstanding - basic	8,069	8,053	8,064	8,062
Dilutive effect of share-based compensation	139	83	139	76
Weighted average shares outstanding - diluted	8,208	8,136	8,203	8,138
Per share information:
Basic earnings per share	$0.41	$0.08	$0.66	$0.40
Diluted earnings per share	0.40	0.08	0.65	0.40

Average outstanding stock options of 46,000 and 96,000 for the three months ended June 30, 2017 and 2016, and of 48,000 and 101,000 for the six months ended June 30, 2017 and 2016, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contract or Notional Amount
(Dollars in thousands)	June 30, 2017	December 31, 2016
Commitments to fund:
Home equity lines of credit	$131,944	$126,811
1-4 family residential construction loans	12,709	7,820
Commercial real estate, construction and land development loans	39,339	43,830
Commercial, industrial and other loans	136,092	111,884
Standby letters of credit	7,668	7,097
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at June 30, 2017 and December 31, 2016, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $829,000 and $784,000 at June 30, 2017 and December 31, 2016 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. The following table presents the net amount expensed for the off-balance sheet credit exposures reserve for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Off-balance sheet credit exposures expense	$140	$252	$45	$299
The Company sells loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the FHLB of Chicago. The total outstanding balance of loans sold under the MPF Program was $32,554,000 and $35,678,000 at June 30, 2017 and December 31, 2016, with limited recourse back to the Company on these loans of $1,029,000 at each period end. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed (recovered) for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other expenses. The following table presents the net amounts recovered for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

MPF program recourse loss recoveries	$(35)	$(59)	$(26)	$(112)

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
The Company had no fair value liabilities measured on a recurring basis at June 30, 2017 and December 31, 2016. The following table summarizes assets at June 30, 2017 and December 31, 2016, measured at fair value on a recurring basis.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2017
AFS Securities:
U.S. Government Agencies	$0	$7,334	$0	$7,334
States and political subdivisions	0	163,431	0	163,431
GSE residential MBSs	0	104,776	0	104,776
GSE residential CMOs	0	112,321	0	112,321
GSE commercial CMOs	0	4,973	0	4,973
Private label CMOs	0	3,540	0	3,540
Asset-backed	0	5,418	0	5,418
Total debt securities	0	401,793	0	401,793
Equity securities	0	111	0	111
Total securities	$0	$401,904	$0	$401,904

December 31, 2016
AFS Securities:
U.S. Government Agencies	$0	$39,592	$0	$39,592
States and political subdivisions	0	164,282	0	164,282
GSE residential MBSs	0	116,944	0	116,944
GSE residential CMOs	0	69,383	0	69,383
GSE commercial CMOs	0	4,856	0	4,856
Private label CMOs	0	5,006	0	5,006
Total debt securities	0	400,063	0	400,063
Equity securities	0	91	0	91
Total securities	$0	$400,154	$0	$400,154
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.

Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $1,445,000 and $1,967,000 at June 30, 2017 and December 31, 2016. The following table presents changes in the fair value for impaired loans still held at June 30, considered in the determination of the provision for loan losses, for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Changes in fair value of impaired loans still held at June 30	$4	$183	$2	$162
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value the real estate owned at the lower of cost or fair value on properties held at June 30, 2017 and December 31, 2016 totaled $11,000 and $43,000. The following table presents changes in the fair value of OREO for properties still held at June 30, charged to real estate expenses, for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Changes in fair value of OREO still held at June 30	$0	$44	$0	$95

The following table summarizes assets at June 30, 2017 and December 31, 2016, measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2017
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$517	$517
Multi-family	0	0	182	182
Non-owner occupied residential	0	0	378	378
Commercial and industrial	0	0	63	63
Residential mortgage:
First lien	0	0	1,781	1,781
Home equity - lines of credit	0	0	154	154
Installment and other loans	0	0	5	5
Total impaired loans	$0	$0	$3,080	$3,080

Foreclosed real estate
Residential	$0	$0	$22	$22

December 31, 2016
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$777	$777
Non-owner occupied	0	0	736	736
Multi-family	0	0	199	199
Non-owner occupied residential	0	0	409	409
Acquisition and development:
Commercial and land development	0	0	1	1
Commercial and industrial	0	0	66	66
Residential mortgage:
First lien	0	0	1,994	1,994
Home equity - lines of credit	0	0	162	162
Installment and other loans	0	0	6	6
Total impaired loans	$0	$0	$4,350	$4,350

Foreclosed real estate
Residential	$0	$0	$88	$88

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2017
Impaired loans	$3,080	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 75% discount
			- Management adjustments for liquidation expenses	0% - 38% discount
Foreclosed real estate	22	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	17% discount
			- Management adjustments for liquidation expenses	10% discount
December 31, 2016
Impaired loans	$4,350	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 75% discount
			- Management adjustments for liquidation expenses	0% - 41% discount
Foreclosed real estate	88	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	13% - 17% discount
			- Management adjustments for liquidation expenses	10% - 18% discount

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
Deposits
The fair value disclosed for demand deposits is, by definition, equal to the amount payable on demand at the reporting date (that is, the carrying amount). The carrying amount of variable rate, fixed-term money market accounts and certificates of deposit approximates fair value at the reporting date. Fair value for fixed rate certificates of deposits and Individual Retirement Accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market to a schedule of aggregated expected maturities on time deposits.
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
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance sheet instruments are not significant.

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Financial Assets
Cash and due from banks	$19,754	$19,754	$19,754	$0	$0
Interest-bearing deposits with banks	18,258	18,258	18,258	0	0
Restricted investments in bank stocks	7,072	n/a	n/a	n/a	n/a
AFS securities	401,904	401,904	0	401,904	0
Loans held for sale	5,182	5,320	0	5,320	0
Loans, net of allowance for loan losses	921,631	922,642	0	0	922,642
Accrued interest receivable	4,467	4,467	0	2,501	1,966
Financial Liabilities
Deposits	1,195,936	1,193,225	0	1,193,225	0
Short-term borrowings	90,562	90,562	0	90,562	0
Long-term debt	23,991	24,487	0	24,487	0
Accrued interest payable	448	448	0	448	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2016
Financial Assets
Cash and due from banks	$16,072	$16,072	$16,072	$0	$0
Interest-bearing deposits with banks	14,201	14,201	14,201	0	0
Restricted investments in bank stocks	7,970	n/a	n/a	n/a	n/a
AFS securities	400,154	400,154	0	400,154	0
Loans held for sale	2,768	2,843	0	2,843	0
Loans, net of allowance for loan losses	870,616	870,470	0	0	870,470
Accrued interest receivable	4,672	4,672	0	2,643	2,029
Financial Liabilities
Deposits	1,152,452	1,149,727	0	1,149,727	0
Short-term borrowings	87,864	87,864	0	87,864	0
Long-term debt	24,163	24,966	0	24,966	0
Accrued interest payable	437	437	0	437	0
Off-balance sheet instruments	0	0	0	0	0

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
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At June 30, 2017, the Company had total assets of $1,474,930,000, total liabilities of $1,331,667,000 and total shareholders’ equity of $143,263,000.
Caution About Forward-Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions, volatilities in the securities markets; deteriorating economic conditions; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2016, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaims any obligation to update this information.
The following is a discussion of our consolidated financial condition at June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements (Unaudited) and Notes thereto presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
Critical Accounting Policies
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include accounting for the ALL and income taxes. Accordingly, the critical accounting policies are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2016. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information." There have been no other changes to the significant accounting policies during 2017.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2017 COMPARED WITH QUARTER ENDED JUNE 30, 2016
Summary
The Company recorded net income of $3,308,000 for the three months ended June 30, 2017 compared with net income of $678,000 for the same period in 2016. Diluted EPS for the three months ended June 30, 2017 totaled $0.40, compared with $0.08 for the three months ended June 30, 2016. Net interest income positively influenced results of operations, and totaled $10,718,000 for the three months ended June 30, 2017, a 19.7% increase compared with 2016. Noninterest income, excluding investment securities gains, increased 9.5% from the second quarter of 2016 to the second quarter of 2017, driven principally by increased trust and investment management income. Investment securities gains totaled $654,000 in the three months ended June 30, 2017, compared with $0 for the same period in 2016. Noninterest expenses totaled $12,417,000 and $12,558,000 for the three months ended June 30, 2017 and 2016. Noninterest expenses in 2017 included increased expenses associated with the Company's ongoing growth strategy in comparison with 2016, while the second quarter of 2016 included a $1,000,000 expense for a regulatory settlement reserve.
Net Interest Income
Net interest income increased $1,767,000, from $8,951,000 for the three months ended June 30, 2016 to $10,718,000 for the three months ended June 30, 2017. Interest income on loans increased $1,467,000 from $8,384,000 to $9,851,000 and securities interest income increased $762,000 from $1,809,000 to $2,571,000 in comparing the three months ended June 30, 2016 with the same period in 2017.
The following table presents net interest income, net interest spread and net interest margin for the three months ended June 30, 2017 and 2016 on a taxable-equivalent basis:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest bearing bank balances	$12,380	$46	1.49%	$50,491	$79	0.63%
Securities	416,823	2,986	2.87	330,973	2,046	2.49
Loans	928,739	10,065	4.35	824,004	8,652	4.22
Total interest-earning assets	1,357,942	13,097	3.87	1,205,468	10,777	3.60
Other assets	109,793			98,376
Total	$1,467,735			$1,303,844
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$641,111	474	0.30	$542,075	282	0.21
Savings deposits	96,261	38	0.16	91,341	36	0.16
Time deposits	303,473	972	1.28	300,244	873	1.17
Short-term borrowings	99,983	189	0.76	47,810	25	0.21
Long-term debt	10,634	77	2.90	24,378	105	1.73
Total interest-bearing liabilities	1,151,462	1,750	0.61	1,005,848	1,321	0.53
Noninterest-bearing demand deposits	161,236			146,233
Other	15,205			13,364
Total Liabilities	1,327,903			1,165,445
Shareholders’ Equity	139,832			138,399
Total	$1,467,735			$1,303,844
Taxable-equivalent net interest income / net interest spread		11,347	3.26%		9,456	3.07%
Taxable-equivalent net interest margin			3.35%			3.15%
Taxable-equivalent adjustment		(629)			(505)
Net interest income		$10,718			$8,951

NOTES:	(1) Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 34% tax rate in 2017 and a 35% tax rate in 2016.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Net interest income, the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities, is the primary component of the Company’s revenue. Interest-earning assets include loans and AFS securities and federal funds sold. Interest-bearing liabilities include deposits and borrowed funds. To compare tax-exempt yields to taxable yields, amounts were adjusted to pretax equivalents based on a 34% federal corporate tax rate for 2017, and 35% in 2016, reflective of the change in the Company's estimated incremental tax rate during 2016.
Net interest income is affected by changes in interest rates, volumes of interest-earning assets and interest-bearing liabilities and the composition of those assets and liabilities. Net interest spread and net interest margin are two common statistics related to changes in net interest income. Net interest spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets. Through the use of noninterest-bearing demand deposits and shareholders' equity, the net interest margin exceeds the net interest spread, as these funding sources are noninterest-bearing.
For the three months ended June 30, 2017, taxable-equivalent net interest income increased $1,891,000 to $11,347,000 from $9,456,000 in the corresponding period in 2016. The principal drivers of the increase were an increase in the average balance of loans and securities and average rates earned on them, partially offset by a higher average balance of interest-bearing liabilities and an 8 basis point increase in the average rate paid on such interest-bearing liabilities.
Taxable-equivalent interest income earned on loans increased $1,413,000 from $8,652,000 for the three months ended June 30, 2016 to $10,065,000 for the same period in 2017. The increase resulted from growth in the average loan balance from $824,004,000 for the three months ended June 30, 2016 to $928,739,000 for the same period in 2017, coupled with a 13 basis point increase in the yield on loans to 4.35% for the three months ended June 30, 2017. An increased rate environment in 2017, due to 25 basis point increases in the prime lending rate late in 2016, in March 2017 and again in late June 2017, contributed to the increase in yield.
Taxable-equivalent securities interest income increased $940,000 to $2,986,000 for the three months ended June 30, 2017, from $2,046,000 for the same period in 2016. The average balance of securities increased from $330,973,000 for the three months ended June 30, 2016 to $416,823,000 for the same period in 2017. The increase in taxable-equivalent interest income on securities was also attributable to a higher composition of tax-free securities with higher taxable-equivalent yields, as well as increases in GSE residential CMOs, also with higher yields, and resulted in an after-tax yield earned on securities of 2.87% in 2017 compared with 2.49% for the same period in 2016.
Interest expense on deposits and borrowings for the three months ended June 30, 2017 totaled $1,750,000, an increase of $429,000, from $1,321,000 in the same period in 2016. The Company has been able to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The Company’s cost of funds on interest-bearing liabilities increased to 0.61% for the three months ended June 30, 2017 from 0.53% for the same period in 2016, reflecting the increased rate environment in 2017. The cost of funds for deposits has increased at a slower pace than the yields earned on interest-earning assets as the market has been slow to respond to interest rate changes for deposits.
Provision for Loan Losses
The Company recorded a $100,000 provision for loan losses for the three months ended June 30, 2017. No provision was recorded for the same period in 2016. In calculating the required provision for loan losses, both quantitative and qualitative factors were considered in the determination of the adequacy of the ALL. Net charge-offs and loan growth resulted in the determination that a provision was required. However, favorable historical charge-off data, combined with stable economic and market conditions, moderated the amount of provision needed.
Additional information is included in the "Credit Risk Management" section herein.

Noninterest Income
The following table compares noninterest income for the three months ended June 30, 2017 and 2016.

(Dollars in thousands)	Three Months Ended June 30,		$ Change	% Change
	2017	2016	2017-2016	2017-2016
Service charges on deposit accounts	$1,429	$1,372	$57	4.2%
Other service charges, commissions and fees	283	289	(6)	(2.1)%
Trust and investment management income	1,623	1,188	435	36.6%
Brokerage income	518	577	(59)	(10.2)%
Mortgage banking activities	813	727	86	11.8%
Earnings on life insurance	271	270	1	0.4%
Other income	32	114	(82)	(71.9)%
Subtotal before securities gains	4,969	4,537	432	9.5%
Investment securities gains	654	0	654	0.0%
Total noninterest income	$5,623	$4,537	$1,086	23.9%

The following factors contributed to the more significant changes in noninterest income between the quarters ended June 30, 2017 and 2016.

•	Increased service charges income has resulted from new product offerings and increased activity associated with deposit growth.

•
Approximately 30% of the increase in trust and investment management income is attributable to income generated by Wheatland, which was acquired in December 2016. Trust department fees principally account for the remaining increase as additional revenues have been realized from favorable market conditions and the addition of an office in Berks County, Pennsylvania.

•
Mortgage banking income increased in the second quarter comparison of 2017 with 2016 after decreasing $53,000 in the first quarter comparison. This reflects some seasonality in mortgage production normally experienced in the second quarter over the first quarter. Refinance activity generally decreases as interest rates increase. Other factors that influenced the change in mortgage banking income include some slight compression in margins in the second quarter of 2017, as well as the portion of mortgage production retained for the Company's loan portfolio.

•	Other line items within noninterest income showed fluctuations between 2017 and 2016 attributable to normal business operations.
Securities gains totaled $654,000 for the three months ended June 30, 2017 compared with $0 for the same period in 2016. Asset/liability management strategies resulted in net gains on sales of securities, as market and interest rate conditions in the quarter presented opportunities to accelerate earnings on securities, while meeting funding and/or other requirements of the Company.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		$ Change	% Change
(Dollars in thousands)	2017	2016	2017-2016	2017-2016
Salaries and employee benefits	$7,422	$6,312	$1,110	17.6%
Occupancy expense	705	592	113	19.1%
Furniture and equipment	826	748	78	10.4%
Data processing	664	519	145	27.9%
Telephone and communication	193	190	3	1.6%
Automated teller machine and interchange fees	194	237	(43)	(18.1)%
Advertising and bank promotions	391	355	36	10.1%
FDIC insurance	178	223	(45)	(20.2)%
Legal fees	108	225	(117)	(52.0)%
Other professional services	377	345	32	9.3%
Directors compensation	249	257	(8)	(3.1)%
Collection and problem loan	3	96	(93)	(96.9)%
Real estate owned	(12)	58	(70)	(120.7)%
Taxes other than income	220	253	(33)	(13.0)%
Regulatory settlement	0	1,000	(1,000)	(100.0)%
Other operating expenses	899	1,148	(249)	(21.7)%
Total noninterest expenses	$12,417	$12,558	$(141)	(1.1)%

The following factors contributed to the more significant changes in noninterest expenses between the quarters ended June 30, 2017 and 2016.

•
The salaries and employee benefits increase includes the impact in 2017 of additional employees, including new customer-facing employees in targeted expansion markets, throughout 2016 and 2017. Higher costs in 2017 also include annual merit increases awarded in 2017, increased medical benefit costs for the expanded workforce and increased claim activity, incentive compensation increases and additional share-based awards granted in 2017.

•
Occupancy, furniture and equipment expenses reflect a full period of expense for new facilities acquired in 2016 in Berks, Cumberland, Dauphin and Lancaster counties, Pennsylvania, as well as a new branch opened in Lancaster county in 2017.

•	Data processing expense in 2017 includes additional costs incurred for periodic processing updates and increased activity from higher volumes.

•
The FDIC reached its 1.15% of insured funds target in June 2016 and lower assessments have resulted. Our FDIC insurance expense in 2017 benefited from that lower assessment applied to our increased deposit base.

•
In the second quarter of 2016, a reserve of $1,000,000 was established for a matter which was resolved in the third quarter of 2016 with the Company's agreement to pay a civil money penalty in that amount to the Securities and Exchange Commission to settle administrative proceedings. Resolution of that matter in 2016 resulted in lower legal fees incurred in 2017.

•
The decrease in other operating expenses is principally attributable to a decrease in 2017 in reduced new hire fees to employment agencies; reduced consumer fraud expenses ("Reg E"); and provision expense for off-balance sheet reserves on loans that have been committed to borrowers, but not funded, resulting from changes in qualitative factors similar to those used in the determination of the provision for loan losses.

•	Other line items within noninterest expenses showed fluctuations between 2017 and 2016 attributable to normal business operations.
The Company’s efficiency ratio improved to 76.0% for the three months ended June 30, 2017, compared with 82.3% for the same period in 2016. The lower, or more favorable, ratio between the two periods was primarily the result of the growth in net interest and noninterest income which outpaced the change in noninterest expenses. The efficiency ratio expresses noninterest expense as a percentage of taxable-equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization, other real estate income and expenses and the regulatory settlement expense which was recorded in 2016.
Income Tax Expense
Income tax expense totaled $516,000, an effective tax rate of 13.5%, for the three months ended June 30, 2017, compared with $252,000, an effective tax rate of 27.1%, for the three months ended June 30, 2016. The Company’s effective tax rate is significantly less than the federal statutory rate of 34.0% principally due to tax-free income; including interest earned on tax-free loans and securities and earnings on the cash surrender value of life insurance policies; federal income tax credits; and non-tax deductible expenses. The lower effective tax rate for the three months ended June 30, 2017,compared with the same period in 2016, is the result of a larger percentage of tax-free income and additional federal income tax credits in the current year’s results, coupled with a larger percentage of non-tax deductible expenses in 2016. In addition, the estimated annual effective tax rate in the quarter ended June 30, 2016 was based on a federal statutory rate of 35%. In the third quarter of 2016, the Company reassessed its estimated annual effective tax rate and changed the base federal statutory rate to 34% in expectation that the Company would not be in the higher tax bracket.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2016
Summary
The Company recorded net income of $5,310,000 for the six months ended June 30, 2017 compared with net income of $3,258,000 for the same period in 2016. Diluted EPS for the six months ended June 30, 2017 totaled $0.65, compared with $0.40 for the six months ended June 30, 2016. Net interest income positively influenced results of operations, and totaled $20,955,000 for the six months ended June 30, 2017, a 19.1% increase compared with 2016. Noninterest income, excluding investment securities gains, increased 5.9%, due principally to increased trust and management income. Investment securities gains totaled $657,000 in the six months ended June 30, 2017, compared with $1,420,000 for the same period in 2016. Noninterest expenses totaled $24,563,000 and $23,679,000 for the six months ended June 30, 2017 and 2016. The principal driver of the increase was salaries and employee benefits associated with the Company's ongoing growth strategy. Noninterest expenses in 2016 included a $1,000,000 expense for a regulatory settlement reserve.

Net Interest Income
Net interest income increased $3,354,000, from $17,601,000 for the three months ended June 30, 2016 to $20,955,000 for the three months ended June 30, 2017. Interest income on loans increased $2,680,000 from $16,375,000 to $19,055,000 and securities interest income increased $1,465,000 from $3,714,000 to $5,179,000 in comparing the six months ended June 30, 2016 with the same period in 2017.
The following table presents net interest income, net interest spread and net interest margin for the six months ended June 30, 2017 and 2016 on a taxable-equivalent basis:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$8,981	$64	1.44%	$46,867	$144	0.62%
Securities	416,087	5,996	2.91	347,294	4,189	2.43
Loans	912,127	19,487	4.31	809,894	16,914	4.20
Total interest-earning assets	1,337,195	25,547	3.85	1,204,055	21,247	3.55
Other assets	108,696			96,334
Total	$1,445,891			$1,300,389
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$625,170	837	0.27	$531,757	532	0.20
Savings deposits	94,795	74	0.16	89,522	71	0.16
Time deposits	300,117	1,899	1.28	302,523	1,727	1.15
Short-term borrowings	102,303	361	0.71	62,076	91	0.29
Long-term debt	16,017	172	2.17	24,419	211	1.74
Total interest-bearing liabilities	1,138,402	3,343	0.59	1,010,297	2,632	0.52
Noninterest-bearing demand deposits	154,904			139,723
Other	14,900			13,286
Total Liabilities	1,308,206			1,163,306
Shareholders’ Equity	137,685			137,083
Total	$1,445,891			$1,300,389
Taxable-equivalent net interest income /net interest spread		22,204	3.26%		18,615	3.03%
Taxable-equivalent net interest margin			3.35%			3.11%
Taxable-equivalent adjustment		(1,249)			(1,014)
Net interest income		$20,955			$17,601

NOTES:	(1) Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 34% tax rate in 2017 and a 35% tax rate in 2016.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.

For the six months ended June 30, 2017, taxable-equivalent basis net interest income increased $3,589,000 to $22,204,000 from $18,615,000 in the corresponding period in 2016. Similar to the comparison of the second quarter of 2017 with the second quarter of 2016, the principal drivers of the increase were an increase in the average balance of loans and securities and average rates earned on them, partially offset by a higher average balance of interest-bearing liabilities and a 7 basis point increase in the average rate paid on such interest-bearing liabilities.
Taxable-equivalent interest income earned on loans increased $2,573,000 from $16,914,000 for the six months ended June 30, 2016 to $19,487,000 for the same period in 2017. The increase resulted from growth in the average loan balance from $809,894,000 for the six months ended June 30, 2016 to $912,127,000 for the same period in 2017, coupled with an 11 basis point increase in the yield on loans to 4.31% for the six months ended June 30, 2017. As noted previously, the prime lending rate increased in late 2016, in March 2017 and in late June 2017 and contributed to the increased yield.
Taxable-equivalent securities interest income increased $1,807,000 to $5,996,000 for the six months ended June 30, 2017, from $4,189,000 for the same period in 2016. The average balance of securities increased from $347,294,000 for the six months ended June 30, 2016 to $416,087,000 for the same period in 2017. The increase in taxable-equivalent interest income on securities was also attributable to a higher composition of tax-free securities with higher taxable-equivalent yields, as well as increases in GSE residential CMOs, also with higher yields, and resulted in an after-tax yield earned on securities of 2.91% in 2017 compared with 2.43% for the same period in 2016.
Interest expense on deposits and borrowings for the six months ended June 30, 2017 totaled $3,343,000, an increase of $711,000, from $2,632,000 in the same period in 2016. In comparing 2017 with 2016, the Company has been able to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The Company’s cost of funds on interest-bearing liabilities increased to 0.59% for the six months ended June 30, 2017 from 0.52% for the same period in 2016, reflecting the increased rate environment in 2017. The cost of funds for deposits has increased at a slower pace than the yields earned on interest-earning assets as the market has been slower to respond to interest rate changes for deposits.
Provision for Loan Losses
The Company recorded a $100,000 provision for loan losses for the six months ended June 30, 2017. No provision was recorded for the same period in 2016. In calculating the required provision for loan losses, both quantitative and qualitative factors were considered in the determination of the adequacy of the ALL. Net charge-offs and loan growth resulted in the determination that a provision was required. However, favorable historical charge-off data, combined with stable economic and market conditions, moderated the amount of provision needed.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the six months ended June 30, 2017 and 2016.

(Dollars in thousands)	Six Months Ended June 30,		$ Change	% Change
	2017	2016	2017-2016	2017-2016

Service charges on deposit accounts	$2,787	$2,675	$112	4.2%
Other service charges, commissions and fees	492	449	43	9.6%
Trust and investment management income	3,069	2,524	545	21.6%
Brokerage income	985	1,026	(41)	(4.0)%
Mortgage banking activities	1,316	1,369	(53)	(3.9)%
Earnings on life insurance	539	538	1	0.2%
Other income	113	201	(88)	(43.8)%
Subtotal before securities gains	9,301	8,782	519	5.9%
Investment securities gains	657	1,420	(763)	(53.7)%
Total noninterest income	$9,958	$10,202	$(244)	(2.4)%
The following factors contributed to the more significant changes in noninterest income between the six months ended June 30, 2017 and 2016. The factors noted are consistent with those noted in comparing changes between the three months ended June 30, 2017 and 2016.

•	Increased service charges on deposit accounts income has resulted from new product offerings and increased activity associated with deposit growth.

•
Approximately half of the increase in trust and investment management income is attributable to income generated by Wheatland, which was acquired in December 2016. Trust department fees principally account for the remaining increase as additional revenues have been realized from favorable market conditions and the addition of an office in Berks County, Pennsylvania.

•
The decrease in mortgage banking activities reflects a combination of overall decreased refinance activity as interest rates have increased, some slight compression in margins the Company has experienced in the second quarter of 2017 and the portion of mortgage production retained for the Company's loan portfolio.

•	Other line items within noninterest income showed fluctuations between 2017 and 2016 attributable to normal business operations.
Securities gains totaled $657,000 for the six months ended June 30, 2017 compared with $1,420,000 for the same period in 2016. Asset/liability management strategies resulted in net gains on sales of securities, as market and interest rate conditions in the periods presented opportunities to accelerate earnings on securities, while meeting funding and/or other requirements of the Company.
Noninterest Expenses
The following table compares noninterest expenses for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,		$ Change	% Change
(Dollars in thousands)	2017	2016	2017-2016	2017-2016

Salaries and employee benefits	$14,822	$12,495	$2,327	18.6%
Occupancy expense	1,462	1,118	344	30.8%
Furniture and equipment	1,562	1,534	28	1.8%
Data processing	1,175	1,154	21	1.8%
Telephone and communication	315	366	(51)	(13.9)%
Automated teller machine and interchange fees	372	398	(26)	(6.5)%
Advertising and bank promotions	778	811	(33)	(4.1)%
FDIC insurance	315	455	(140)	(30.8)%
Legal fees	261	406	(145)	(35.7)%
Other professional services	732	684	48	7.0%
Directors' compensation	491	488	3	0.6%
Collection and problem loan	78	148	(70)	(47.3)%
Real estate owned	8	101	(93)	(92.1)%
Taxes other than income	448	408	40	9.8%
Regulatory settlement	0	1,000	(1,000)	(100.0)%
Other operating expenses	1,744	2,113	(369)	(17.5)%
Total noninterest expenses	$24,563	$23,679	$884	3.7%
The following factors contributed to the more significant changes in noninterest expenses between the six months ended June 30, 2017 and 2016. The factors noted are consistent with those noted in comparing changes between the three months ended June 30, 2017 and 2016.

•
The salaries and employee benefits increase includes the impact in 2017 of additional employees, including new customer-facing employees in targeted expansion markets, throughout 2016 and 2017. Higher costs in 2017 also include annual merit increases awarded in 2017, increased medical benefit costs for the expanded workforce and increased claim activity, incentive compensation increases and additional share-based awards granted in 2017.

•	Occupancy expense reflect a full period of expense for new facilities acquired in 2016 in Berks, Cumberland, Dauphin and Lancaster counties, Pennsylvania.

•
The FDIC reached its 1.15% of insured funds target in June 2016 and lower assessments have resulted. Our FDIC insurance expense in 2017 benefited from that lower assessment applied to our increased deposit base.

•
In the second quarter of 2016, a reserve of $1,000,000 was established for a matter which was resolved in the third quarter of 2016 with the Company's agreement to pay a civil money penalty in that amount to the Securities and Exchange Commission to settle administrative proceedings. Resolution of that matter in 2016 resulted in lower legal fees incurred in 2017.

•
The decrease in other operating expenses is principally attributable to a decrease in 2017 in reduced new hire fees to employment agencies; reduced consumer fraud expenses ("Reg E"); and provision expense for off-balance sheet reserves on loans that have been committed to borrowers, but not funded, resulting from changes in qualitative factors similar to those used in the determination of the provision for loan losses.

•	Other line items within noninterest expenses showed fluctuations between 2017 and 2016 attributable to normal business operations.
The Company’s efficiency ratio improved to 77.8% for the six months ended June 30, 2017, compared with 82.5% for the same period in 2016. The lower, or more favorable, ratio between the two periods was primarily the result of the growth in net interest and noninterest income which outpaced the change in noninterest expenses. The efficiency ratio expresses noninterest expense as a percentage of taxable-equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization, other real estate income and expenses and the regulatory settlement expense which was recorded in 2016.
Income Tax Expense
Income tax expense totaled $940,000, an effective tax rate of 15.0%, for the six months ended June 30, 2017, compared with $866,000, an effective tax rate of 21.0%, for the six months ended June 30, 2016. The Company’s effective tax rate is significantly less than the federal statutory rate of 34.0% principally due to tax-free income; including interest earned on tax-free loans and securities and earnings on the cash surrender value of life insurance policies; federal income tax credits; and non-tax deductible expenses. The lower effective tax rate for the six months ended June 30, 2017, compared with the same period in 2016, is the result of a larger percentage of tax-free income and additional federal income tax credits in the current year’s results, coupled with a larger percentage of non-tax deductible expenses in 2016. In addition, the estimated annual effective tax rate in the first half of 2016 was based on a federal statutory rate of 35%. In the third quarter of 2016, the Company reassessed its estimated annual effective tax rate and changed the base federal statutory rate to 34% in expectation that the Company would not be in the higher tax bracket.

FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
AFS Securities
The Company utilizes AFS securities as a tool for managing interest rate risk, to enhance income through interest and dividend income, to provide liquidity, and to provide collateral for certain deposits and borrowings. At June 30, 2017, AFS securities totaled $401,904,000, an increase of $1,750,000, from December 31, 2016’s balance of $400,154,000.
In the quarter ended June 30, 2017, the Company sold state and political subdivision investments at a gain of $654,000. Sale proceeds totaled $23,581,000 and were principally used to fund loan demand. In the first quarter of 2017, the Company sold a substantial portion of its U.S. Government Agency investments at a net loss of $70,000, which was offset by gains on other investment sales during the quarter. The Company sold these securities because it expected the interest rate yield curve to continue to flatten and did not believe that these U.S. Government Agency investments would perform as well in that environment. Proceeds from sales during the first quarter totaled $35,072,000, which were redeployed in higher-yielding investment securities.
Loan Portfolio
The Company offers various products to meet the credit needs of our borrowers, principally consisting of commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
The risks associated with lending activities differ among the various loan classes, and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans, and impact the associated collateral. See Note 3, Loans Receivable and Allowance for Loan Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information," for a description of the Company’s loan classes and differing levels of credit risk associated with each class.

The following table presents the loan portfolio, excluding residential LHFS, broken out by classes as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial real estate:
Owner-occupied	$116,419	$112,295
Non-owner occupied	217,070	206,358
Multi-family	48,637	47,681
Non-owner occupied residential	68,621	62,533
Acquisition and development:
1-4 family residential construction	8,036	4,663
Commercial and land development	28,481	26,085
Commercial and industrial	97,913	88,465
Municipal	51,381	53,741
Residential mortgage:
First lien	150,173	139,851
Home equity - term	13,019	14,248
Home equity - lines of credit	127,262	120,353
Installment and other loans	7,370	7,118
	$934,382	$883,391
The loan portfolio at June 30, 2017 reflected an increase of $50,991,000, or 5.8% (11.6% annualized), from December 31, 2016. Growth has been experienced in nearly all loan segments, with the largest dollar increases in the commercial real estate segment, which grew by $21,880,000, or 5.1% (10.3% annualized), representing 42.9% of portfolio growth in the period. The residential mortgage segment also showed substantial growth of $16,002,000, or 5.8% (11.8% annualized), in the first half of 2017. The Company continues to grow in both core markets and new markets through expansion of its sales force and by capitalizing on market disruption caused by the acquisition of some of our competitors by larger institutions.
Asset Quality
Risk Elements
The Company’s loan portfolio is subject to varying degrees of credit risk. We mitigate credit risk through our underwriting standards, on-going credit review, and monitoring of asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also mitigate our risk of credit loss.
The loan portfolio consists principally of loans to borrowers in south central Pennsylvania and Washington County, Maryland. As the majority of loans are concentrated in this geographic region, a substantial portion of the borrowers' ability to honor their obligations may be affected by the level of economic activity in the market area.
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

Loans, the terms of which are modified, are classified as TDRs if a concession was granted for legal or economic reasons related to a borrower’s financial difficulties. Concessions granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date, temporary reduction in interest rates, or below market rates. If a modification occurs while the loan is on accruing status, it will continue to accrue interest under the modified terms. Nonaccrual TDRs are restored to accrual status if scheduled principal and interest payments, under the modified terms, are current for six months after modification, and the borrower continues to demonstrate its ability to meet the modified terms. TDRs are evaluated individually for impairment if they have been restructured during the most recent calendar year, or if they are not performing according to their modified terms.
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and OREO as of June 30, 2017, December 31, 2016 and June 30, 2016. Relevant asset quality ratios are also presented.

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual loans (cash basis)	$5,160	$7,043	$14,092
OREO	1,012	346	651
Total nonperforming assets	6,172	7,389	14,743
Restructured loans still accruing	1,204	930	907
Loans past due 90 days or more and still accruing	0	0	0
Total nonperforming and other risk assets	$7,376	$8,319	$15,650
Loans 30-89 days past due	$1,069	$1,218	$1,051
Asset Quality Ratios:
Total nonperforming loans to loans	0.55%	0.80%	1.69%
Total nonperforming assets to total assets	0.42%	0.52%	1.12%
Total nonperforming assets to total loans and OREO	0.66%	0.84%	1.77%
Total risk assets to total loans and OREO	0.79%	0.94%	1.88%
Total risk assets to total assets	0.50%	0.59%	1.19%
ALL to total loans	1.36%	1.45%	1.62%
ALL to nonperforming loans	247.11%	181.39%	95.37%
ALL to nonperforming loans and restructured loans still accruing	200.36%	160.23%	89.61%
Total nonperforming and other risk assets decreased modestly from December 31, 2016 to June 30, 2017 and by $8,274,000, or 52.9% from June 30, 2016. The decrease from June 30, 2016 is principally due to the sale in the fourth quarter of 2016 of a loan with a carrying balance of $5,946,000 to a third party.

The following table presents additional detail of impaired loans at June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner-occupied	$853	$56	$909	$1,070	$0	$1,070
Non-owner occupied	0	0	0	736	0	736
Multi-family	182	0	182	199	0	199
Non-owner occupied residential	418	0	418	452	0	452
Acquisition and development:
Commercial and land development	0	0	0	1	0	1
Commercial and industrial	376	0	376	595	0	595
Residential mortgage:
First lien	2,857	1,116	3,973	3,396	896	4,292
Home equity - term	25	0	25	93	34	127
Home equity - lines of credit	440	32	472	495	0	495
Installment and other loans	9	0	9	6	0	6
	$5,160	$1,204	$6,364	$7,043	$930	$7,973
The following table presents exposure to borrowers with impaired loans, together with partial charge-offs taken to date and specific reserves established on the relationships at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
June 30, 2017
Relationships greater than $1,000,000	0	$0	$0	$0
Relationships greater than $500,000 but less than $1,000,000	1	542	145	0
Relationships greater than $250,000 but less than $500,000	1	315	120	0
Relationships less than $250,000	70	5,507	1,135	45
	72	$6,364	$1,400	$45
December 31, 2016
Relationships greater than $1,000,000	0	$0	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,327	620	0
Relationships greater than $250,000 but less than $500,000	2	640	120	0
Relationships less than $250,000	75	6,006	1,184	43
	79	$7,973	$1,924	$43
The Company takes partial charge-offs on collateral-dependent loans for which the carrying value exceeded their estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions less costs to dispose. Impairment reserves remain in those situations in which updated appraisals are pending, and represent management’s estimate of potential loss, or on restructured loans that are still accruing, and the impairment is based on discounted cash flows.
At June 30, 2017, none of the relationships deemed to be impaired had an outstanding balance in excess of $1,000,000 and nearly all of them (97.2%) had recorded balances less than $250,000, which reduces the likelihood of a large loss on any particular loan.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by the internally designated credit authority, including Credit Administration for loans in excess of $1,000,000. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the ERM Committee.
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve includes an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of June 30, 2017. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s OREO totaled $1,012,000 at June 30, 2017 and consisted of four properties owned by the Company, one of which was a commercial property carried at $816,000, and three residential properties totaling $196,000. The increase in OREO from $346,000 at December 31, 2016 was principally the result of the commercial property, which was added during the first quarter of 2017 and migrated to foreclosed real estate from a nonaccrual loan. All properties are carried at the lower of cost or fair value, less costs to dispose.
At June 30, 2017, the Company believes the value of OREO represents their fair values, but if the real estate market changes, additional charges may be needed.
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
The ALL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve is included in Note 3, Loans Receivable and Allowance for Loan Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information."

The following table summarizes the Company’s loan ratings based on its internal risk rating system at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2017
Commercial real estate:
Owner-occupied	$111,737	$1,814	$1,959	$909	$0	$116,419
Non-owner occupied	206,823	196	10,051	0	0	217,070
Multi-family	43,526	4,159	770	182	0	48,637
Non-owner occupied residential	66,024	1,062	1,117	418	0	68,621
Acquisition and development:
1-4 family residential construction	8,036	0	0	0	0	8,036
Commercial and land development	27,849	7	625	0	0	28,481
Commercial and industrial	95,124	2,384	29	376	0	97,913
Municipal	49,392	1,989	0	0	0	51,381
Residential mortgage:
First lien	146,200	0	0	3,973	0	150,173
Home equity - term	12,994	0	0	25	0	13,019
Home equity - lines of credit	126,648	81	61	472	0	127,262
Installment and other loans	7,361	0	0	9	0	7,370
	$901,714	$11,692	$14,612	$6,364	$0	$934,382
December 31, 2016
Commercial real estate:
Owner-occupied	$103,652	$5,422	$2,151	$1,070	$0	$112,295
Non-owner occupied	190,726	4,791	10,105	736	0	206,358
Multi-family	42,473	4,222	787	199	0	47,681
Non-owner occupied residential	59,982	949	1,150	452	0	62,533
Acquisition and development:
1-4 family residential construction	4,560	103	0	0	0	4,663
Commercial and land development	25,435	10	639	1	0	26,085
Commercial and industrial	87,588	251	32	594	0	88,465
Municipal	53,741	0	0	0	0	53,741
Residential mortgage:
First lien	135,558	0	0	4,293	0	139,851
Home equity - term	14,155	0	0	93	0	14,248
Home equity - lines of credit	119,681	82	61	529	0	120,353
Installment and other loans	7,112	0	0	6	0	7,118
	$844,663	$15,830	$14,925	$7,973	$0	$883,391
Potential problem loans are defined as performing loans which have characteristics that cause management to have concerns as to the ability of the borrower to perform under present loan repayment terms, and which may result in the reporting of these loans as non-performing loans in the future. Generally, management feels that Substandard loans that are currently performing, and not considered impaired, result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the Special Mention classification is intended to be a temporary classification, and is reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified rating. These loans require follow-up by lenders on the cause of the potential weakness, and once resolved, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass.

The following table presents activity in the ALL for the three and six months ended June 30, 2017 and 2016.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2017
Balance, beginning of period	$6,963	$513	$1,218	$106	$8,800	$3,229	$127	$3,356	$512	$12,668
Provision for loan losses	(214)	65	69	11	(69)	198	13	211	(42)	100
Charge-offs	0	0	0	0	0	(51)	(27)	(78)	0	(78)
Recoveries	28	1	4	0	33	10	18	28	0	61
Balance, end of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
June 30, 2016
Balance, beginning of period	$7,996	$739	$1,030	$62	$9,827	$2,677	$179	$2,856	$664	$13,347
Provision for loan losses	(12)	(152)	112	(1)	(53)	66	26	92	(39)	0
Charge-offs	(26)	0	0	0	(26)	(80)	(48)	(128)	0	(154)
Recoveries	175	0	6	0	181	43	23	66	0	247
Balance, end of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
Six Months Ended
June 30, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(738)	(3)	267	63	(411)	441	14	455	56	100
Charge-offs	(45)	0	(55)	0	(100)	(51)	(56)	(107)	0	(207)
Recoveries	30	2	5	0	37	17	29	46	0	83
Balance, end of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
June 30, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	21	(263)	149	3	(90)	111	128	239	(149)	0
Charge-offs	(26)	0	(21)	0	(47)	(324)	(112)	(436)	0	(483)
Recoveries	255	0	8	0	263	49	43	92	0	355
Balance, end of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
The ALL at June 30, 2017, decreased $24,000 from December 31, 2016, due to net charge-offs for the period largely offset by the provision for loan losses. The ALL to nonperforming loans ratio was 247.1% at June 30, 2017 compared with 181.4% at December 31, 2016, and the ALL to nonperforming loans and restructured loans still accruing ratio was 200.4% at June 30, 2017, compared with 160.2% at December 31, 2016. Management believes the ALL to total loans ratio remains adequate at 1.36% at June 30, 2017. Classified loans, which are loans rated Substandard, Doubtful or Loss, totaled $20,976,000 at June 30, 2017, or 2.2% of total loans outstanding, and decreased from $22,898,000 at December 31, 2016, or 2.6% of loans outstanding.
Net charge-offs totaled $17,000 and $124,000 for the three and six months ended June 30, 2017 compared with a net recovery of $93,000 and net charge-offs of $128,000 for the three and six months ended June 30, 2016. The ratio of annualized net charge-offs to average loans outstanding was 0.01% and 0.03% for the three and six months ended June 30, 2017 compared with (0.05)% and 0.03% for the same periods in 2016. Net charge-offs and loan growth resulted in the determination that a provision was required in the second quarter of 2017. However, favorable historical charge-off data, combined with stable economic and market conditions, moderated the amount of provision needed. Despite such favorable historical charge-off data and improved asset quality ratios, the growth the Company has experienced in its loan portfolio may result in the need for additional provisions for loan losses in future quarters.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based upon loan type, as well as the ALL allocation for each at June 30, 2017 and December 31, 2016.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2017
Loans allocated by:
Individually evaluated for impairment	$1,509	$0	$376	$0	$1,885	$4,470	$9	$4,479	$0	$6,364
Collectively evaluated for impairment	449,238	36,517	97,537	51,381	634,673	285,984	7,361	293,345	0	928,018
	$450,747	$36,517	$97,913	$51,381	$636,558	$290,454	$7,370	$297,824	$0	$934,382
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$40	$5	$45	$0	$45
Collectively evaluated for impairment	6,777	579	1,291	117	8,764	3,346	126	3,472	470	12,706
	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
December 31, 2016
Loans allocated by:
Individually evaluated for impairment	$2,457	$1	$594	$0	$3,052	$4,915	$6	$4,921	$0	$7,973
Collectively evaluated for impairment	426,410	30,747	87,871	53,741	598,769	269,537	7,112	276,649	0	875,418
	$428,867	$30,748	$88,465	$53,741	$601,821	$274,452	$7,118	$281,570	$0	$883,391
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$43	$0	$43	$0	$43
Collectively evaluated for impairment	7,530	580	1,074	54	9,238	2,936	144	3,080	414	12,732
	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
The ALL allocations presented above represent reserve allocations on loan balances outstanding at June 30, 2017 and December 31, 2016. In addition to the reserve allocations on impaired loans noted above, 19 loans, with aggregate outstanding general ledger principal balances of $2,567,000, have had cumulative partial charge-offs to the ALL recorded totaling $1,400,000 at June 30, 2017. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
Management believes the allocation of the ALL between the various loan segments adequately reflects the probable incurred credit losses in each portfolio. Management re-evaluates and makes certain enhancements to its methodology used to establish a reserve to better reflect the risks inherent in the different segments of the portfolio, particularly in light of changes in levels of charge-offs with noticeable differences between the different loan segments. Management believes these enhancements to the ALL methodology improve the accuracy of quantifying losses presently incurred in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on the overall analysis taking the methodology into account.
The unallocated portion of the ALL reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $414,000 at December 31, 2016 to $470,000 at June 30, 2017 and represents 3.7% of the ALL balance at June 30, 2017 compared with 3.2% at December 31, 2016.
While management believes the Company’s ALL is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits
Deposits totaled $1,195,936,000 at June 30, 2017, an increase of $43,484,000, or 3.8%, from $1,152,452,000 at December 31, 2016. Noninterest-bearing deposits increased $6,956,000, or 4.6%, from December 31, 2016 to June 30, 2017 and totaled $157,703,000. Interest-bearing deposits totaled $1,038,233,000 at June 30, 2017, an increase of $36,528,000, or 3.6% from the $1,001,705,000 balance at December 31, 2016. The Company has continued to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as its expanded sales force increases its commercial relationships. Deposit growth in the first half of 2017 has been used to fund a large portion of the growth in the loan and investment portfolios.
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
Shareholders’ equity totaled $143,263,000 at June 30, 2017, an increase of $8,404,000 or 6.2%, from $134,859,000 at December 31, 2016. This increase was primarily the result of net income of $5,310,000 for the six months ended June 30, 2017, a change in net unrealized gains/losses in AOCI, net of taxes, of $4,022,000 and offset by dividends declared on common stock of $1,655,000.
Capital Adequacy. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Management believes, at June 30, 2017 and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject. At June 30, 2017 and December 31, 2016, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 6, Shareholders' Equity and Regulatory Capital, to the Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at June 30, 2017 and December 31, 2016.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 6, the Company and the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, Item 1 - Business, under the topic Basel III Capital Rules. At June 30, 2017, the Company's and the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 6.5% and 6.0%, which is above the phase in requirements of 1.25% for December 31, 2017.

Liquidity
The primary functions of asset/liability management are to ensure adequate liquidity and manage the Company’s sensitivity to changing interest rates. Liquidity management involves our ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our primary sources of funds are deposit inflows, loan repayments, maturities and sales of investment securities, the sale of mortgage loans and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
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
The simulation analysis results are presented in the Earnings at Risk table below. At June 30, 2017, similar to at December 31, 2016, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates fell.
Although the Fed increased short-term interest rates by a quarter point in December 2016 and again in March and June 2017, a decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further.

Value at Risk
Net present value analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the short time horizon used in that analysis. The net present value of the balance sheet incorporates the discounted present value of expected asset cash flows less the discounted present value of expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.
The net present value analysis results are presented in the Value at Risk table below. At June 30, 2017, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates fell.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	June 30, 2017	December 31, 2016	Change in Market Interest Rates	June 30, 2017	December 31, 2016

(100)	(6.6%)	(3.3%)	(100)	(5.8%)	(1.0%)
100	(1.2%)	(1.5%)	100	(0.7%)	(1.5%)
200	(2.2%)	(2.5%)	200	(3.4%)	(2.9%)

Item 4. Controls and Procedures

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2017.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2017.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 10, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements (unaudited)" and incorporated herein by reference.
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
No shares were repurchased from January 1, 2017 to June 30, 2017. At June 30, 2017, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share. The maximum number of shares that may yet be purchased under the plan is 333,275 at June 30, 2017.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None.
Item 6 – Exhibits
A list of exhibits to this Form 10-Q appears on the Exhibit Index and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David P. Boyle
David P. Boyle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2017

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

*	Attached as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (eXtensible Business Reporting Language).