Form 10-Q
period 2017-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2017-11-07
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of October 31, 2017: 8,348,036.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share information)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$18,296	$16,072
Interest-bearing deposits with banks	4,178	14,201
Cash and cash equivalents	22,474	30,273
Restricted investments in bank stocks	9,469	7,970
Securities available for sale	421,455	400,154
Loans held for sale	8,217	2,768
Loans	981,220	883,391
Less: Allowance for loan losses	(12,771)	(12,775)
Net loans	968,449	870,616
Premises and equipment, net	35,225	34,871
Cash surrender value of life insurance	33,337	32,102
Accrued interest receivable	4,252	4,672
Other assets	30,708	31,078
Total assets	$1,533,586	$1,414,504
Liabilities
Deposits:
Noninterest-bearing	$164,481	$150,747
Interest-bearing	1,052,246	1,001,705
Total deposits	1,216,727	1,152,452
Short-term borrowings	91,571	87,864
Long-term debt	63,903	24,163
Accrued interest and other liabilities	17,001	15,166
Total liabilities	1,389,202	1,279,645
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,348,853 and 8,343,435 shares issued; 8,348,036 and 8,285,733 shares outstanding	435	437
Additional paid - in capital	125,120	124,935
Retained earnings	17,264	11,669
Accumulated other comprehensive income (loss)	1,580	(1,165)
Treasury stock—common, 817 and 57,702 shares, at cost	(15)	(1,017)
Total shareholders’ equity	144,384	134,859
Total liabilities and shareholders’ equity	$1,533,586	$1,414,504
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share information)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest and dividend income
Interest and fees on loans	$10,337	$8,631	$29,392	$25,006
Interest and dividends on investment securities
Taxable	1,925	1,544	5,518	4,376
Tax-exempt	758	437	2,344	1,319
Short-term investments	78	42	142	186
Total interest and dividend income	13,098	10,654	37,396	30,887
Interest expense
Interest on deposits	1,619	1,295	4,429	3,625
Interest on short-term borrowings	182	21	543	112
Interest on long-term debt	216	104	388	315
Total interest expense	2,017	1,420	5,360	4,052
Net interest income	11,081	9,234	32,036	26,835
Provision for loan losses	100	250	200	250
Net interest income after provision for loan losses	10,981	8,984	31,836	26,585
Noninterest income
Service charges on deposit accounts	1,437	1,370	4,224	4,045
Other service charges, commissions and fees	205	188	697	637
Trust and investment management income	1,551	1,247	4,620	3,771
Brokerage income	424	459	1,409	1,485
Mortgage banking activities	797	1,012	2,113	2,381
Earnings on life insurance	275	272	814	810
Other income	34	20	147	221
Investment securities gains	533	0	1,190	1,420
Total noninterest income	5,256	4,568	15,214	14,770
Noninterest expenses
Salaries and employee benefits	7,544	6,823	22,366	19,318
Occupancy expense	639	683	2,101	1,801
Furniture and equipment	937	782	2,499	2,316
Data processing	527	532	1,702	1,686
Telephone and communication	221	206	536	572
Automated teller and interchange fees	196	157	568	555
Advertising and bank promotions	325	433	1,103	1,244
FDIC insurance	139	143	454	598
Legal fees	565	298	826	704
Other professional services	380	287	1,112	971
Directors' compensation	254	242	745	730
Collection and problem loan	56	39	134	187
Real estate owned	41	94	49	195
Taxes other than income	211	186	659	594
Regulatory settlement	0	0	0	1,000
Other operating expenses	1,052	1,080	2,796	3,193
Total noninterest expenses	13,087	11,985	37,650	35,664
Income before income tax expense	3,150	1,567	9,400	5,691
Income tax expense	376	125	1,316	991
Net income	$2,774	$1,442	$8,084	$4,700
Per share information:
Basic earnings per share	$0.34	$0.18	$1.00	$0.58
Diluted earnings per share	0.34	0.18	0.98	0.58
Dividends per share	0.10	0.09	0.30	0.26
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net income	$2,774	$1,442	$8,084	$4,700
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	(1,400)	(3,635)	5,350	7,357
Reclassification adjustment for gains realized in net income	(533)	0	(1,190)	(1,420)
Net unrealized gains (losses)	(1,933)	(3,635)	4,160	5,937
Tax effect	656	1,350	(1,415)	(2,000)
Total other comprehensive income (loss), net of tax and reclassification adjustments	(1,277)	(2,285)	2,745	3,937
Total comprehensive income (loss)	$1,497	$(843)	$10,829	$8,637
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2016	$435	$124,317	$7,939	$1,199	$(829)	$133,061
Net income	0	0	4,700	0	0	4,700
Total other comprehensive income, net of taxes	0	0	0	3,937	0	3,937
Cash dividends ($0.26 per share)	0	0	(2,156)	0	0	(2,156)
Share-based compensation plans:
Issuance of stock (37,462 common shares and 15,334 treasury shares), including compensation expense of $778	2	618	0	0	264	884
Acquisition of treasury stock (35,648 shares)	0	0	0	0	(631)	(631)
Balance, September 30, 2016	$437	$124,935	$10,483	$5,136	$(1,196)	$139,795

Balance, January 1, 2017	$437	$124,935	$11,669	$(1,165)	$(1,017)	$134,859
Net income	0	0	8,084	0	0	8,084
Total other comprehensive income, net of taxes	0	0	0	2,745	0	2,745
Cash dividends ($0.30 per share)	0	0	(2,489)	0	0	(2,489)
Share-based compensation plans:
Issuance of stock (5,418 net common shares and 56,885 treasury shares issued), including compensation expense of $1,048	(2)	185	0	0	1,002	1,185
Balance, September 30, 2017	$435	$125,120	$17,264	$1,580	$(15)	$144,384
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net income	$8,084	$4,700
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	3,388	3,856
Depreciation and amortization	2,382	2,180
Provision for loan losses	200	250
Share-based compensation	1,048	778
Gain on sales of loans originated for sale	(1,751)	(2,197)
Mortgage loans originated for sale	(75,484)	(81,911)
Proceeds from sales of loans originated for sale	71,409	85,585
Gain on sale of portfolio loans	(32)	0
Net gain on disposal of OREO	(11)	(88)
Writedown of OREO	4	152
Net (gain) loss on disposal of premises and equipment	(18)	46
Deferred income taxes	229	(206)
Investment securities gains	(1,190)	(1,420)
Earnings on cash surrender value of life insurance	(814)	(810)
Decrease in accrued interest receivable	420	155
Increase (decrease) in accrued interest payable and other liabilities	1,835	(9)
Other, net	(360)	(720)
Net cash provided by operating activities	9,339	10,341
Cash flows from investing activities
Proceeds from sales of available for sale securities	162,319	64,742
Maturities, repayments and calls of available for sale securities	22,060	21,167
Purchases of available for sale securities	(203,719)	(63,185)
Net (purchases) redemptions of restricted investments in bank stocks	(1,499)	2,105
Net increase in loans	(101,203)	(65,927)
Proceeds from sales of portfolio loans	2,195	0
Purchases of bank premises and equipment	(2,372)	(12,412)
Improvements to OREO	(9)	(39)
Proceeds from disposal of OREO	237	577
Proceeds from disposal of bank premises and equipment	83	0
Purchases of bank owned life insurance	(600)	0
Net cash used in investing activities	(122,508)	(52,972)
Cash flows from financing activities
Net increase in deposits	64,275	101,165
Net increase (decrease) in short-term borrowings	3,707	(46,304)
Proceeds from long-term debt	60,000	0
Payments on long-term debt	(20,260)	(248)
Dividends paid	(2,489)	(2,156)
Acquisition of treasury stock	0	(631)
Issuance of treasury stock	137	106
Net cash provided by financing activities	105,370	51,932
Net increase (decrease) in cash and cash equivalents	(7,799)	9,301
Cash and cash equivalents at beginning of period	30,273	28,340
Cash and cash equivalents at end of period	$22,474	$37,641
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,335	$4,068
Income taxes	1,108	900
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	$1,007	$611
The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.
Nature of Operations – Orrstown Financial Services, Inc. and subsidiaries is a financial holding company that operates Orrstown Bank, a commercial bank with banking and financial advisory offices in Berks, Cumberland, Dauphin, Franklin, Lancaster and Perry Counties of Pennsylvania and in Washington County, Maryland and Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster, Pennsylvania, and which was acquired in December 2016. The Bank engages in lending activities including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending. Deposit services include checking, savings, time, and money market deposits. The Bank also provides investment and brokerage services through its OFA division. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2016 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2016 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications.
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
Concentration of Credit Risk – The Company grants commercial, residential, construction, and municipal loans, and various forms of consumer loans to customers primarily in its market area of Berks, Cumberland, Dauphin, Franklin, Lancaster and Perry Counties of Pennsylvania and in Washington County, Maryland. The Company's exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, multi-family and hospitality, and residential building operators. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
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
Securities – The Company classifies debt and marketable equity securities as available for sale on the date of purchase. At September 30, 2017 and December 31, 2016, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
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
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components: OTTI related to other factors, which is recognized in OCI, and the remaining OTTI recognized in earnings.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
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
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the ALL, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a yield adjustment over the respective term of the loan. For purchased loans that are not deemed impaired at the acquisition date, premiums and discounts are amortized or accreted as adjustments to interest income using the effective yield method.
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
See Note 3, Loans and Allowance for Loan Losses, for additional information.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market, and retains the servicing of those loans sold to these investors. At September 30, 2017 and December 31, 2016, the balance of loans serviced for others totaled $332,998,000 and $328,701,000.
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
Goodwill and Other Intangible Assets – Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual reviews if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual or other legal rights. The Company’s other intangible assets have finite lives and are amortized on either the sum of the years digits or straight line bases over their estimated lives, generally 10 years for deposit premiums and 10 to 15 years for customer lists.
Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs totaled $2,880,000 and $2,835,000 at September 30, 2017 and December 31, 2016, and are included in Other Assets.
Foreclosed Real Estate – Real estate property acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Costs to maintain foreclosed real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Foreclosed real estate totaled $1,258,000 and $346,000 as of September 30, 2017 and December 31, 2016 and is included in Other Assets.
Investments in Real Estate Partnerships – The Company has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment entered into in 2015, with the other investments accounted for under the equity method of accounting. The recorded investment in these real estate partnerships, included in Other Assets, totaled $4,556,000 and $4,909,000 at September 30, 2017 and December 31, 2016, of which $1,835,000 and $1,993,000 are accounted for under the proportional amortization method.
Losses accounted for under the equity method for investments in real estate partnerships totaled $81,000 and $83,000 for the three months ended September 30, 2017 and 2016, and $196,000 and $261,000 for the nine months ended September 30, 2017 and 2016, and are included in other noninterest income. Losses on investments accounted for under the proportional amortization method are included in income tax expense, net of federal income tax benefit. These losses totaled $52,000 and $52,000 for the three months ended September 30, 2017 and 2016, and $157,000 and $138,000 for the nine months ended September 30, 2017 and 2016. The Company recognized federal tax credits from these investments totaling $253,000 and $184,000 during the three months ended September 30, 2017 and 2016, and $758,000, and $552,000 during the nine months ended September 30, 2017 and 2016, which are included in income tax expense.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $138,000 and $238,000 for the three months ended September 30, 2017 and 2016, and $455,000 and $591,000 for the nine months ended September 30, 2017 and 2016.
Repurchase Agreements – The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities which are included in short-term borrowings. Under these agreements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these Repurchase Agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated balance sheets, while the securities underlying the Repurchase Agreements remaining are reflected in AFS securities; the repurchase obligation and underlying securities are not offset or netted. The Company does not enter into reverse Repurchase Agreements, so there is no offsetting to be performed with Repurchase Agreements.
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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. OCI is limited to unrealized gains (losses) on AFS securities for all periods presented. Unrealized gains (losses) on AFS securities, net of tax, was the sole component of AOCI at September 30, 2017 and December 31, 2016.
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
Recent Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9, as amended, creates a new Topic 606 to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These changes become effective for the Company on January 1, 2018. A substantial portion of the Company's revenue is generated from interest income related to loans and investment securities, which are not within the scope of this guidance. Our preliminary evaluation of the impact of changes for in-scope items within noninterest income, including service charges on deposit accounts and trust and investment management income, has not identified any material changes. We continue to evaluate any related changes to disclosures that may be required. While the Company is completing its review of contracts and other agreements to be prepared for adoption of this guidance on January 1, 2018, we do not expect the adoption will have a significant impact on our consolidated financial statements.
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

NOTE 2. SECURITIES AVAILABLE FOR SALE
The following table summarizes amortized cost and fair value of AFS securities at September 30, 2017 and December 31, 2016, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI. At September 30, 2017 and December 31, 2016, all investment securities were classified as AFS.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
States and political subdivisions	$153,951	$4,788	$479	$158,260
GSE residential MBSs	50,699	876	23	51,552
GSE residential CMOs	116,411	695	3,207	113,899
Private label residential CMOs	2,400	10	12	2,398
Private label commercial CMOs	7,820	0	149	7,671
Asset-backed	87,729	1	164	87,566
Total debt securities	419,010	6,370	4,034	421,346
Equity securities	50	59	0	109
Totals	$419,060	$6,429	$4,034	$421,455
December 31, 2016
U.S. Government Agencies	$39,569	$147	$124	$39,592
States and political subdivisions	163,677	1,782	1,177	164,282
GSE residential MBSs	116,022	928	6	116,944
GSE residential CMOs	72,411	240	3,268	69,383
GSE commercial CMOs	5,148	0	292	4,856
Private label residential CMOs	5,042	0	36	5,006
Total debt securities	401,869	3,097	4,903	400,063
Equity securities	50	41	0	91
Totals	$401,919	$3,138	$4,903	$400,154

The following table summarizes AFS securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
September 30, 2017
States and political subdivisions	10	$28,872	$355	1	$5,480	$124	11	$34,352	$479
GSE residential MBSs	1	4,304	23	0	0	0	1	4,304	23
GSE residential CMOs	4	25,421	1,180	5	37,977	2,027	9	63,398	3,207
Private label residential CMOs	0	0	0	1	980	12	1	980	12
Private label commercial CMOs	2	7,671	149	0	0	0	2	7,671	149
Asset-backed	7	70,416	164	0	0	0	7	70,416	164
Totals	24	$136,684	$1,871	7	$44,437	$2,163	31	$181,121	$4,034
December 31, 2016
U.S. Government Agencies	6	$10,710	$23	2	$13,531	$101	8	$24,241	$124
States and political subdivisions	25	58,924	610	1	5,075	567	26	63,999	1,177
GSE residential MBSs	1	5,034	6	0	0	0	1	5,034	6
GSE residential CMOs	6	59,534	3,264	1	634	4	7	60,168	3,268
GSE commercial CMOs	1	4,856	292	0	0	0	1	4,856	292
Private label residential CMOs	0	0	0	3	5,005	36	3	5,005	36
Totals	39	$139,058	$4,195	7	$24,245	$708	46	$163,303	$4,903

U.S. Government Agencies and GSE Securities. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2017 or at December 31, 2016.
State and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2017 or at December 31, 2016.
Private Label Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2017 or at December 31, 2016.
Private Label Commercial CMOs and Asset-backed. The unrealized losses presented in the table above have been caused by the bid ask spread, widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2017.

The following table summarizes amortized cost and fair value of AFS securities at September 30, 2017 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$15	$15
Due after one year through five years	8,727	8,968
Due after five years through ten years	47,696	48,932
Due after ten years	97,513	100,345
MBSs and CMOs	177,330	175,520
Asset-backed	87,729	87,566
Total debt securities	419,010	421,346
Equity securities	50	109
	$419,060	$421,455

The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Proceeds from sale of AFS securities	$103,666	$0	$162,319	$64,742
Gross gains	670	0	1,477	1,468
Gross losses	137	0	287	48

AFS securities with a fair value of $322,278,000 and $317,282,000 at September 30, 2017 and December 31, 2016 were pledged to secure public funds and for other purposes as required or permitted by law.

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
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Company, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Company attempts to mitigate this risk through its underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.
Municipal loans consist of extensions of credit to municipalities and school districts within the Company’s market area. These loans generally present a lower risk than commercial and industrial loans, as they are generally secured by the municipality’s full taxing authority, by revenue obligations, or by its ability to raise assessments on its customers for a specific utility.
The Company originates loans to its retail customers, including fixed-rate and adjustable rate first lien mortgage loans with the underlying 1-4 family owner-occupied residential property securing the loan. The Company’s credit risk exposure is minimized in these types of loans through the evaluation of the creditworthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards which limit the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.
Home equity loans, including term loans and lines of credit, present a slightly higher credit risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner-occupied residential property, but generally can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The creditworthiness of the borrower is considered, including credit scores and debt-to-income ratios.
Installment and other loans’ credit risk are mitigated through prudent underwriting standards, including the evaluation of the creditworthiness of the borrower through credit scores and debt-to-income ratios and, if secured, the collateral value of the assets. As these loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, they typically present a greater risk to the Company than 1-4 family residential loans.

The following table presents the loan portfolio, excluding residential LHFS, broken out by classes at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial real estate:
Owner-occupied	$117,687	$112,295
Non-owner occupied	231,111	206,358
Multi-family	52,118	47,681
Non-owner occupied residential	76,763	62,533
Acquisition and development:
1-4 family residential construction	10,214	4,663
Commercial and land development	24,219	26,085
Commercial and industrial	107,998	88,465
Municipal	50,533	53,741
Residential mortgage:
First lien	155,811	139,851
Home equity - term	12,506	14,248
Home equity - lines of credit	129,911	120,353
Installment and other loans	12,349	7,118
	$981,220	$883,391

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
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by an independent credit officer. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed quarterly and corresponding risk ratings are reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the ERM Committee.

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2017
Commercial real estate:
Owner-occupied	$113,565	$421	$2,848	$853	$0	$117,687
Non-owner occupied	221,643	0	9,468	0	0	231,111
Multi-family	47,042	4,141	762	173	0	52,118
Non-owner occupied residential	74,214	1,045	1,102	402	0	76,763
Acquisition and development:
1-4 family residential construction	9,721	0	0	493	0	10,214
Commercial and land development	23,595	6	618	0	0	24,219
Commercial and industrial	105,352	2,253	27	366	0	107,998
Municipal	48,544	1,989	0	0	0	50,533
Residential mortgage:
First lien	152,169	0	0	3,642	0	155,811
Home equity - term	12,463	0	0	43	0	12,506
Home equity - lines of credit	129,314	80	60	457	0	129,911
Installment and other loans	12,337	0	0	12	0	12,349
	$949,959	$9,935	$14,885	$6,441	$0	$981,220
December 31, 2016
Commercial real estate:
Owner-occupied	$103,652	$5,422	$2,151	$1,070	$0	$112,295
Non-owner occupied	190,726	4,791	10,105	736	0	206,358
Multi-family	42,473	4,222	787	199	0	47,681
Non-owner occupied residential	59,982	949	1,150	452	0	62,533
Acquisition and development:
1-4 family residential construction	4,560	103	0	0	0	4,663
Commercial and land development	25,435	10	639	1	0	26,085
Commercial and industrial	87,588	251	32	594	0	88,465
Municipal	53,741	0	0	0	0	53,741
Residential mortgage:
First lien	135,558	0	0	4,293	0	139,851
Home equity - term	14,155	0	0	93	0	14,248
Home equity - lines of credit	119,681	82	61	529	0	120,353
Installment and other loans	7,112	0	0	6	0	7,118
	$844,663	$15,830	$14,925	$7,973	$0	$883,391
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
At September 30, 2017 and December 31, 2016, nearly all of the Company’s impaired loans’ extent of impairment was measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loan impairments were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it would also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
According to policy, updated appraisals are generally required every 18 months for classified commercial loans in excess of $250,000. The “as is value” provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.
Generally, impaired loans secured by commercial real estate, other than performing TDRs, are measured at fair value using certified real estate appraisals that have been completed within the last 18 months. Appraised values are further discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one, or a combination of, the following approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are:

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
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2017 and December 31, 2016. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2017
Commercial real estate:
Owner-occupied	$0	$0	$0	$853	$2,066
Multi-family	0	0	0	173	356
Non-owner occupied residential	0	0	0	402	680
Acquisition and development:
1-4 family residential construction	0	0	0	493	493
Commercial and industrial	0	0	0	366	504
Residential mortgage:
First lien	685	685	42	2,957	3,644
Home equity - term	0	0	0	43	48
Home equity - lines of credit	0	0	0	457	613
Installment and other loans	9	9	9	3	33
	$694	$694	$51	$5,747	$8,437
December 31, 2016
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,070	$2,236
Non-owner occupied	0	0	0	736	1,323
Multi-family	0	0	0	199	368
Non-owner occupied residential	0	0	0	452	706
Acquisition and development:
Commercial and land development	0	0	0	1	16
Commercial and industrial	0	0	0	594	715
Residential mortgage:
First lien	643	643	43	3,650	4,399
Home equity - term	0	0	0	93	103
Home equity - lines of credit	0	0	0	529	659
Installment and other loans	0	0	0	6	34
	$643	$643	$43	$7,330	$10,559

The following tables summarize the average recorded investment in impaired loans and related interest income recognized on loans deemed impaired for the three and nine months ended September 30, 2017 and 2016.

	2017		2016
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended September 30,
Commercial real estate:
Owner-occupied	$882	$0	$1,650	$0
Non-owner occupied	0	0	6,979	0
Multi-family	178	0	212	0
Non-owner occupied residential	409	0	525	0
Acquisition and development:
1-4 family residential construction	123	0	0	0
Commercial and land development	0	0	2	0
Commercial and industrial	378	0	494	0
Residential mortgage:
First lien	3,812	23	4,366	8
Home equity – term	34	0	95	0
Home equity - lines of credit	469	0	334	0
Installment and other loans	15	0	10	0
	$6,300	$23	$14,667	$8
Nine Months Ended September 30,
Commercial real estate:
Owner-occupied	$984	$5	$1,891	$0
Non-owner occupied	184	0	7,334	0
Multi-family	186	0	221	0
Non-owner occupied residential	427	0	700	0
Acquisition and development:
1-4 family residential construction	41	0	0	0
Commercial and land development	0	0	3	0
Commercial and industrial	431	0	577	0
Residential mortgage:
First lien	4,118	44	4,587	25
Home equity - term	69	0	98	0
Home equity - lines of credit	498	1	474	0
Installment and other loans	9	0	14	0
	$6,947	$50	$15,899	$25

The following table presents impaired loans that are TDRs, with the recorded investment at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	1	$53	0	$0
Residential mortgage:
First lien	11	1,109	8	896
Home equity - lines of credit	1	30	1	34
	13	1,192	9	930
Nonaccruing:
Commercial real estate:
Owner-occupied	1	59	0	0
Residential mortgage:
First lien	8	731	12	1,035
Installment and other loans	1	3	1	6
	10	793	13	1,041
	23	$1,985	22	$1,971

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances.

	2017			2016
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended September 30,
Commercial real estate:
Non-owner occupied	0	$0	$0	1	$6,095	$6,095
Nine Months Ended September 30,
Commercial real estate:
Owner-occupied	2	$119	$119	0	$0	$0
Non-owner occupied	0	0	0	1	6,095	6,095
Residential mortgage:
First lien	0	0	0	1	257	257
	2	$119	$119	2	$6,352	$6,352

There were no restructured loans for the three or nine months ended September 30, 2017 and 2016 that were modified as TDRs within the previous twelve months which were in payment default.
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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the average length of time a portfolio is past due, by aggregating loans based on their delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans at September 30, 2017 and December 31, 2016.

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2017
Commercial real estate:
Owner-occupied	$116,882	$5	$0	$0	$5	$800	$117,687
Non-owner occupied	231,111	0	0	0	0	0	231,111
Multi-family	51,945	0	0	0	0	173	52,118
Non-owner occupied residential	76,361	0	0	0	0	402	76,763
Acquisition and development:
1-4 family residential construction	9,721	0	0	0	0	493	10,214
Commercial and land development	24,219	0	0	0	0	0	24,219
Commercial and industrial	107,629	3	0	0	3	366	107,998
Municipal	50,533	0	0	0	0	0	50,533
Residential mortgage:
First lien	152,610	503	165	0	668	2,533	155,811
Home equity - term	12,447	16	0	0	16	43	12,506
Home equity - lines of credit	129,300	164	20	0	184	427	129,911
Installment and other loans	12,299	38	0	0	38	12	12,349
	$975,057	$729	$185	$0	$914	$5,249	$981,220
December 31, 2016
Commercial real estate:
Owner-occupied	$111,225	$0	$0	$0	$0	$1,070	$112,295
Non-owner occupied	205,622	0	0	0	0	736	206,358
Multi-family	47,482	0	0	0	0	199	47,681
Non-owner occupied residential	62,081	0	0	0	0	452	62,533
Acquisition and development:
1-4 family residential construction	4,548	115	0	0	115	0	4,663
Commercial and land development	26,084	0	0	0	0	1	26,085
Commercial and industrial	87,871	0	0	0	0	594	88,465
Municipal	53,741	0	0	0	0	0	53,741
Residential mortgage:
First lien	135,499	628	328	0	956	3,396	139,851
Home equity - term	14,155	0	0	0	0	93	14,248
Home equity - lines of credit	119,733	125	0	0	125	495	120,353
Installment and other loans	7,090	20	2	0	22	6	7,118
	$875,131	$888	$330	$0	$1,218	$7,042	$883,391

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

The following table presents the activity in the ALL for the three and nine months ended September 30, 2017 and 2016.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2017
Balance, beginning of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
Provision for loan losses	(102)	(90)	191	(12)	(13)	(12)	74	62	51	100
Charge-offs	0	0	(30)	0	(30)	(54)	(51)	(105)	0	(135)
Recoveries	0	1	1	0	2	41	12	53	0	55
Balance, end of period	$6,675	$490	$1,453	$105	$8,723	$3,361	$166	$3,527	$521	$12,771
September 30, 2016
Balance, beginning of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
Provision for loan losses	215	89	76	(7)	373	(119)	(3)	(122)	(1)	250
Charge-offs	0	0	0	0	0	(57)	(47)	(104)	0	(104)
Recoveries	124	0	2	0	126	96	42	138	0	264
Balance, end of period	$8,472	$676	$1,226	$54	$10,428	$2,626	$172	$2,798	$624	$13,850
Nine Months Ended
September 30, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(840)	(93)	458	51	(424)	429	88	517	107	200
Charge-offs	(45)	0	(85)	0	(130)	(105)	(107)	(212)	0	(342)
Recoveries	30	3	6	0	39	58	41	99	0	138
Balance, end of period	$6,675	$490	$1,453	$105	$8,723	$3,361	$166	$3,527	$521	$12,771
September 30, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	236	(174)	225	(4)	283	(8)	125	117	(150)	250
Charge-offs	(26)	0	(21)	0	(47)	(381)	(159)	(540)	0	(587)
Recoveries	379	0	10	0	389	145	85	230	0	619
Balance, end of period	$8,472	$676	$1,226	$54	$10,428	$2,626	$172	$2,798	$624	$13,850

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL allocation for each at September 30, 2017 and December 31, 2016:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2017
Loans allocated by:
Individually evaluated for impairment	$1,428	$493	$366	$0	$2,287	$4,142	$12	$4,154	$0	$6,441
Collectively evaluated for impairment	476,251	33,940	107,632	50,533	668,356	294,086	12,337	306,423	0	974,779
	$477,679	$34,433	$107,998	$50,533	$670,643	$298,228	$12,349	$310,577	$0	$981,220
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,675	490	1,453	105	8,723	3,319	157	3,476	521	12,720
	$6,675	$490	$1,453	$105	$8,723	$3,361	$166	$3,527	$521	$12,771
December 31, 2016
Loans allocated by:
Individually evaluated for impairment	$2,457	$1	$594	$0	$3,052	$4,915	$6	$4,921	$0	$7,973
Collectively evaluated for impairment	426,410	30,747	87,871	53,741	598,769	269,537	7,112	276,649	0	875,418
	$428,867	$30,748	$88,465	$53,741	$601,821	$274,452	$7,118	$281,570	$0	$883,391
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$43	$0	$43	$0	$43
Collectively evaluated for impairment	7,530	580	1,074	54	9,238	2,936	144	3,080	414	12,732
	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2014.
The following table summarizes income tax expense for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Current year expense (benefit):
Federal	$888	$1,066	$1,090	$1,192
State	4	8	(3)	5
	892	1,074	1,087	1,197
Deferred expense (benefit):
Federal	(521)	(948)	214	(216)
State	5	(1)	15	10
	(516)	(949)	229	(206)
Income tax expense	$376	$125	$1,316	$991

The provision for income taxes includes $181,000 and $0 of applicable income tax expense related to net securities gains for the three months ended September 30, 2017 and 2016, and $405,000 and $483,000 of applicable income tax expense related to net securities gains for the nine months ended September 30, 2017 and 2016.
The base federal statutory rate used in determining the estimated annual effective tax rate for the quarter ended September 30, 2017 and 2016 was 34%. In the third quarter of 2016, the Company reassessed its estimated annual effective tax rate and changed the base federal statutory rate from 35% to 34% in expectation that the Company would not be in the higher tax bracket.
The following table presents the components of the net deferred tax asset, included in other assets on the consolidated balance sheets.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$4,726	$4,725
Deferred compensation	553	545
Retirement plans and salary continuation	2,055	1,942
Share-based compensation	851	583
Off-balance sheet reserves	368	313
Nonaccrual loan interest	462	370
Net unrealized losses on securities available for sale	0	600
Goodwill	70	92
Bonus accrual	405	236
Low-income housing credit carryforward	2,231	1,983
Alternative minimum tax credit carryforward	5,343	4,048
Net operating loss carryforward	0	2,520
Other	602	479
Total deferred tax assets	17,666	18,436
Deferred tax liabilities:
Depreciation	786	771
Net unrealized gains on securities available for sale	815	0
Mortgage servicing rights	841	777
Purchase accounting adjustments	412	435
Other	198	195
Total deferred tax liabilities	3,052	2,178
Net deferred tax asset	$14,614	$16,258
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
At September 30, 2017, the Company had low-income housing credit carryforwards that expire through 2036.
NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. Under the 2011 Plan, 381,920 shares of the common stock of the Company were reserved to be issued. At September 30, 2017, 81,280 shares were available to be issued under the 2011 Plan.
The 2011 Plan incentive awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. All employees of the Company and its present or future subsidiaries, and members of the Board of Directors of the Company or any subsidiary of the Company, are eligible to participate in the 2011 Plan. The 2011 Plan allows for the Compensation Committee of the Board of Directors to determine the type of incentive to be awarded, its term, manner of exercise, vesting of awards and restrictions on shares. Generally, awards are nonqualified under the IRC, unless the awards are deemed to be incentive awards to employees at the Compensation Committee’s discretion.

The following table presents a summary of nonvested restricted shares activity for the nine months ended September 30, 2017.

	Shares	Weighted Average Grant Date Fair Value

Nonvested restricted shares, beginning of year	227,337	$16.88
Granted	63,753	22.33
Forfeited	(8,082)	18.68
Vested	(13,000)	17.86
Nonvested restricted shares, at period end	270,008	$18.07
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Restricted share award expense	$371	$266	$1,031	$762
Restricted share award tax benefit	126	85	351	259
Fair value of shares vested	25	0	288	237
At September 30, 2017 and December 31, 2016, the unrecognized compensation expense related to the share awards totaled $2,327,000 and $2,169,000. The unrecognized compensation expense at September 30, 2017 is expected to be recognized over a weighted-average period of 1.9 years.
The following table presents a summary of outstanding stock options activity for the nine months ended September 30, 2017.

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	80,370	$27.37
Forfeited	(1,100)	21.14
Expired	(19,487)	32.33
Options outstanding and exercisable, at period end	59,783	$25.87
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance.
The following table presents information pertaining to options outstanding and exercisable at September 30, 2017.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	33,899	2.65	$21.48
$25.00 - $29.99	2,792	2.50	25.76
$30.00 - $34.99	15,744	0.73	30.10
$35.00 - $37.59	7,348	1.81	37.08
$21.14 - $37.59	59,783	2.03	$25.87

Outstanding and exercisable options had an intrinsic value of $116,000 at September 30, 2017 and $39,000 at December 31, 2016.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At September 30, 2017, 179,372 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands except share information)	2017	2016	2017	2016

Shares purchased	3,518	3,873	6,632	6,334
Weighted average price of shares purchased	$21.33	$16.68	$20.57	$16.64
Compensation expense recognized	11	14	17	17
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plan awards.

NOTE 6. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks are being phased in through January 1, 2019. Under these rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios in order to avoid restrictions on paying dividends, engaging in share repurchases and paying discretionary bonuses. The capital conservation buffer for the Company was 0.625% for 2016 and is 1.25% for 2017, with a total buffer of 2.50% being phased in through 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes at September 30, 2017 the Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as are asset growth and expansion, and capital restoration plans are required. At September 30, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents capital amounts and ratios at September 30, 2017 and December 31, 2016.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total Capital to risk weighted assets
Consolidated	$148,417	13.5%	$101,954	9.250%	n/a	n/a
Bank	144,249	13.1%	101,876	9.250%	$110,136	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	134,741	12.2%	79,910	7.250%	n/a	n/a
Bank	130,573	11.9%	79,849	7.250%	88,109	8.0%
Common Equity Tier 1 (CET1) to risk weighted assets
Consolidated	134,741	12.2%	63,377	5.750%	n/a	n/a
Bank	130,573	11.9%	63,328	5.750%	71,588	6.5%
Tier 1 (Core) Capital to average assets
Consolidated	134,741	9.0%	59,931	4.0%	n/a	n/a
Bank	130,573	8.7%	59,956	4.0%	74,945	5.0%
December 31, 2016
Total Capital to risk weighted assets
Consolidated	$139,033	14.6%	$82,391	8.625%	n/a	n/a
Bank	126,408	13.2%	82,328	8.625%	$95,453	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	127,033	13.3%	63,286	6.625%	n/a	n/a
Bank	114,417	12.0%	63,238	6.625%	76,363	8.0%
Common Equity Tier 1 (CET1) to risk weighted assets
Consolidated	127,033	13.3%	48,957	5.125%	n/a	n/a
Bank	114,417	12.0%	48,920	5.125%	62,045	6.5%
Tier 1 (Core) Capital to average assets
Consolidated	127,033	9.3%	54,453	4.0%	n/a	n/a
Bank	114,417	8.4%	54,500	4.0%	68,126	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At September 30, 2017, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On October 25, 2017, the Board declared a cash dividend of $0.12 per common share, to be paid on November 15, 2017 to shareholders of record at November 6, 2017.

NOTE 7. EARNINGS PER SHARE
The following table presents earnings per share for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share information)	2017	2016	2017	2016

Net income	$2,774	$1,442	$8,084	$4,700
Weighted average shares outstanding - basic	8,075	8,056	8,068	8,060
Dilutive effect of share-based compensation	164	93	147	82
Weighted average shares outstanding - diluted	8,239	8,149	8,215	8,142
Per share information:
Basic earnings per share	$0.34	$0.18	$1.00	$0.58
Diluted earnings per share	0.34	0.18	0.98	0.58

Average outstanding stock options of 30,000 and 81,000 for the three months ended September 30, 2017 and 2016, and of 42,000 and 93,000 for the nine months ended September 30, 2017 and 2016, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

NOTE 8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers or to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
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

	Contract or Notional Amount
(Dollars in thousands)	September 30, 2017	December 31, 2016
Commitments to fund:
Home equity lines of credit	$138,489	$126,811
1-4 family residential construction loans	14,927	7,820
Commercial real estate, construction and land development loans	42,755	43,830
Commercial, industrial and other loans	120,818	111,884
Standby letters of credit	9,818	7,097
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral varies, but may include accounts receivable, inventory, equipment, residential real estate, and income-producing commercial properties.
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at September 30, 2017 and December 31, 2016, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve in other liabilities totaling $905,000 and $784,000 at September 30, 2017 and December 31, 2016 for off-balance sheet credit exposures that currently are not funded, based on historical loss experience of the related loan class. The following table presents the net amount expensed for the off-balance sheet credit exposures reserve for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Off-balance sheet credit exposures expense	$76	$91	$121	$390
The Company sells loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. The total outstanding balance of loans sold under the MPF Program was $33,561,000 and $35,678,000 at September 30, 2017 and December 31, 2016, with limited recourse back to the Company on these loans of $1,135,000 and $1,029,000, respectively. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed (recovered) for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other expenses. The following table presents the net amounts expensed (recovered) for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

MPF program recourse loss expense (recovery)	$45	$0	$19	$(112)

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
The Company had no fair value liabilities measured on a recurring basis at September 30, 2017 and December 31, 2016. The following table summarizes assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2017
AFS Securities:
States and political subdivisions	$0	$158,260	$0	$158,260
GSE residential MBSs	0	51,552	0	51,552
GSE residential CMOs	0	113,899	0	113,899
Private label residential CMOs	0	2,398	0	2,398
Private label commercial CMOs	0	7,671	0	7,671
Asset-backed	0	87,566	0	87,566
Total debt securities	0	421,346	0	421,346
Equity securities	0	109	0	109
Total securities	$0	$421,455	$0	$421,455

December 31, 2016
AFS Securities:
U.S. Government Agencies	$0	$39,592	$0	$39,592
States and political subdivisions	0	164,282	0	164,282
GSE residential MBSs	0	116,944	0	116,944
GSE residential CMOs	0	69,383	0	69,383
GSE commercial CMOs	0	4,856	0	4,856
Private label residential CMOs	0	5,006	0	5,006
Total debt securities	0	400,063	0	400,063
Equity securities	0	91	0	91
Total securities	$0	$400,154	$0	$400,154
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.

Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $1,439,000 and $1,967,000 at September 30, 2017 and December 31, 2016. The following table presents changes in the fair value for impaired loans still held at September 30, considered in the determination of the provision for loan losses, for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Changes in fair value of impaired loans still held	$43	$684	$41	$815
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value OREO at the lower of cost or fair value on properties held at September 30, 2017 and December 31, 2016 totaled $0 and $43,000. The following table presents changes in the fair value of OREO for properties still held at September 30, charged to real estate expenses, for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Changes in fair value of OREO still held	$0	$42	$0	$109

The following table summarizes assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2017
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$474	$474
Multi-family	0	0	173	173
Non-owner occupied residential	0	0	363	363
Commercial and industrial	0	0	59	59
Residential mortgage:
First lien	0	0	1,619	1,619
Home equity - lines of credit	0	0	164	164
Installment and other loans	0	0	5	5
Total impaired loans	$0	$0	$2,857	$2,857

December 31, 2016
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$777	$777
Non-owner occupied	0	0	736	736
Multi-family	0	0	199	199
Non-owner occupied residential	0	0	409	409
Acquisition and development:
Commercial and land development	0	0	1	1
Commercial and industrial	0	0	66	66
Residential mortgage:
First lien	0	0	1,994	1,994
Home equity - lines of credit	0	0	162	162
Installment and other loans	0	0	6	6
Total impaired loans	$0	$0	$4,350	$4,350

Foreclosed real estate
Residential	$0	$0	$88	$88

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2017
Impaired loans	$2,857	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 75% discount
			- Management adjustments for liquidation expenses	0% - 20% discount
December 31, 2016
Impaired loans	$4,350	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 75% discount
			- Management adjustments for liquidation expenses	0% - 41% discount
Foreclosed real estate	88	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	13% - 17% discount
			- Management adjustments for liquidation expenses	10% - 18% discount

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
Accrued Interest
The carrying amounts of accrued interest receivable and payable approximate fair value.
Off-Balance-Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance sheet instruments are not significant.
The following table presents estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Financial Assets
Cash and due from banks	$18,296	$18,296	$18,296	$0	$0
Interest-bearing deposits with banks	4,178	4,178	4,178	0	0
Restricted investments in bank stocks	9,469	n/a	n/a	n/a	n/a
AFS securities	421,455	421,455	0	421,455	0
Loans held for sale	8,217	8,463	0	8,463	0
Loans, net of allowance for loan losses	968,449	968,428	0	0	968,428
Accrued interest receivable	4,252	4,252	0	1,858	2,394
Financial Liabilities
Deposits	1,216,727	1,213,148	0	1,213,148	0
Short-term borrowings	91,571	91,571	0	91,571	0
Long-term debt	63,903	64,369	0	64,369	0
Accrued interest payable	462	462	0	462	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2016
Financial Assets
Cash and due from banks	$16,072	$16,072	$16,072	$0	$0
Interest-bearing deposits with banks	14,201	14,201	14,201	0	0
Restricted investments in bank stocks	7,970	n/a	n/a	n/a	n/a
AFS securities	400,154	400,154	0	400,154	0
Loans held for sale	2,768	2,843	0	2,843	0
Loans, net of allowance for loan losses	870,616	870,470	0	0	870,470
Accrued interest receivable	4,672	4,672	0	2,643	2,029
Financial Liabilities
Deposits	1,152,452	1,149,727	0	1,149,727	0
Short-term borrowings	87,864	87,864	0	87,864	0
Long-term debt	24,163	24,966	0	24,966	0
Accrued interest payable	437	437	0	437	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 10. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
On May 25, 2012, the Southeastern Pennsylvania Transportation Authority ("SEPTA") filed a putative class action complaint in the United States District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and executive officers (collectively, the “Defendants”). The complaint alleged, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserted claims under Sections 11, 12(a) and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), motions for appointment of Lead Plaintiff in this case were due by July 24, 2012. SEPTA was the sole movant and the Court appointed SEPTA Lead Plaintiff on August 20, 2012.
Pursuant to the PSLRA and the Court’s September 27, 2012 Order, SEPTA was given until October 26, 2012 to file an amended complaint and the Defendants until December 7, 2012 to file a motion to dismiss the amended complaint. SEPTA’s opposition to the Defendant’s motion to dismiss was originally due January 11, 2013. Under the PSLRA, discovery and all other proceedings in the case were stayed pending the Court’s ruling on the motion to dismiss. The September 27, 2012 Order specified that if the motion to dismiss were denied, the Court would schedule a conference to address discovery and the filing of a motion for class certification. On October 26, 2012, SEPTA filed an unopposed motion for enlargement of time to file its amended complaint in order to permit the parties and new defendants to be named in the amended complaint time to discuss plaintiff’s claims and defendants’ defenses. On October 26, 2012, the Court granted SEPTA’s motion, mooting its September 27, 2012 scheduling Order, and requiring SEPTA to file its amended complaint on or before January 16, 2013 or otherwise advise the Court of circumstances that required a further enlargement of time. On January 14, 2013, the Court granted SEPTA’s second unopposed motion for enlargement of time to file an amended complaint on or before March 22, 2013.
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
On September 27, 2016, the Orrstown Defendants filed with the Court a Notice of Subsequent Event in Further Support of their Motion to Dismiss the Second Amended Complaint, regarding the settlement with the SEC. The Notice attached a copy of the SEC’s cease-and-desist order and briefly described what the Company believed were the most salient terms of the neither-admit-nor-deny settlement. On September 29, 2016, SEPTA filed a Response to the Notice, in which SEPTA argued that the settlement with the SEC did not support dismissal of the second amended complaint.
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
On January 31, 2017, the Court entered a Case Management Order establishing the schedule for the litigation and, on August 15, 2017, it entered a revised Order that, among other things, set the following deadlines: all fact discovery closes on March 1, 2018, and SEPTA’s motion for class certification is due the same day; expert merits discovery closes May 30, 2018; summary judgment motions are due by June 26, 2018; the mandatory pretrial and settlement conference is set for December 11, 2018; and trial is scheduled to begin on January 7, 2019. Document discovery has begun in the case and is ongoing. No depositions have yet been scheduled.
The Company believes that the allegations of SEPTA’s second amended complaint are without merit and intends to vigorously defend itself against those claims. It is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation. The Company has incurred indemnification costs, totaling $508,000 and $553,000 for the three and nine months ended September 30, 2017, with several professional service providers in connection with the SEPTA litigation. These costs are included in legal fees in the consolidated statement of income.

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At September 30, 2017, the Company had total assets of $1,533,586,000, total liabilities of $1,389,202,000 and total shareholders’ equity of $144,384,000.
Caution About Forward-Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions; volatilities in the securities markets; deteriorating economic conditions; the integration of the Company's strategic acquisitions; expenses associated with pending litigation and legal proceedings; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2016, and our Quarterly Report on Form 10-Q for the quarters ended June 30, 2017 and March 31, 2017, under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
The following is a discussion of our consolidated financial condition at September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
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

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 2017 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2016
Summary
The Company recorded net income of $2,774,000 for the three months ended September 30, 2017 compared with net income of $1,442,000 for the same period in 2016. Diluted EPS for the three months ended September 30, 2017 totaled $0.34, compared with $0.18 for the three months ended September 30, 2016. Net interest income positively influenced results of operations, and totaled $11,081,000 for the three months ended September 30, 2017, a 20.0% increase compared with 2016. Noninterest income, excluding investment securities gains, increased moderately between the periods, with increases in trust and investment management income, partially offset by decreases in mortgage banking activities income. Investment securities gains totaled $533,000 in the three months ended September 30, 2017, compared with $0 for the same period in 2016. Noninterest expenses totaled $13,087,000 and $11,985,000 for the three months ended September 30, 2017 and 2016. In comparing noninterest expenses in 2017 with 2016, 2017 included increased expenses associated with the Company's ongoing growth strategy and legal expenses incurred in connection with previously disclosed outstanding litigation.

Net Interest Income
Net interest income increased $1,847,000, from $9,234,000 for the three months ended September 30, 2016 to $11,081,000 for the three months ended September 30, 2017. Interest income on loans increased $1,706,000 from $8,631,000 to $10,337,000 and securities interest income increased $702,000 from $1,981,000 to $2,683,000 in comparing the three months ended September 30, 2016 with the same period in 2017.
The following table presents net interest income, net interest spread and net interest margin for the three months ended September 30, 2017 and 2016 on a taxable-equivalent basis:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$22,507	$78	1.37%	$23,330	$42	0.72%
Securities	422,045	3,073	2.89	358,259	2,207	2.45
Loans	954,943	10,549	4.38	844,547	8,860	4.17
Total interest-earning assets	1,399,495	13,700	3.88	1,226,136	11,109	3.60
Other assets	106,840			102,828
Total	$1,506,335			$1,328,964
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$660,980	610	0.37	$584,257	330	0.22
Savings deposits	95,414	38	0.16	90,790	36	0.16
Time deposits	289,285	971	1.33	279,006	929	1.32
Short-term borrowings	84,228	182	0.86	33,912	21	0.25
Long-term debt	42,868	216	2.00	24,295	104	1.70
Total interest-bearing liabilities	1,172,775	2,017	0.68	1,012,260	1,420	0.56
Noninterest-bearing demand deposits	173,112			161,874
Other	15,846			14,515
Total Liabilities	1,361,733			1,188,649
Shareholders’ Equity	144,602			140,315
Total	$1,506,335			$1,328,964
Taxable-equivalent net interest income / net interest spread		11,683	3.20%		9,689	3.04%
Taxable-equivalent net interest margin			3.31%			3.14%
Taxable-equivalent adjustment		(602)			(455)
Net interest income		$11,081			$9,234

NOTES:	(1) Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 34% tax rate.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.
Net interest income, the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities, is the primary component of the Company’s revenue. Interest-earning assets include loans and AFS securities and federal funds sold. Interest-bearing liabilities include deposits and borrowed funds. To compare tax-exempt yields to taxable yields, amounts were adjusted to pretax equivalents based on a 34% federal corporate tax rate.
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

For the three months ended September 30, 2017, taxable-equivalent net interest income increased $1,994,000 to $11,683,000 from $9,689,000 in the corresponding period in 2016. The principal drivers of the increase were an increase in the average balance of loans and securities and average rates earned on them, partially offset by a higher average balance of interest-bearing liabilities and a 12 basis point increase in the average rate paid on interest-bearing liabilities.
Taxable-equivalent interest income earned on loans increased $1,689,000 from $8,860,000 for the three months ended September 30, 2016 to $10,549,000 for the same period in 2017. The increase resulted from growth in the average loan balance from $844,547,000 for the three months ended September 30, 2016 to $954,943,000 for the same period in 2017, coupled with a 21 basis point increase in the yield on loans to 4.38% for the three months ended September 30, 2017. An increased rate environment in 2017, due to three separate 25 basis point increases in the prime lending rate occurring in late 2016, March 2017 and again in late June 2017, contributed to the increase in yield.
Taxable-equivalent securities interest income increased $866,000 to $3,073,000 for the three months ended September 30, 2017, from $2,207,000 for the same period in 2016. The average balance of securities increased from $358,259,000 for the three months ended September 30, 2016 to $422,045,000 for the same period in 2017. The increase in taxable-equivalent interest income on securities was also attributable to a higher composition of tax-free securities with higher taxable-equivalent yields, as well as increases in GSE residential CMOs, also with higher yields, and resulted in an after-tax yield earned on securities of 2.89% in 2017 compared with 2.45% for the same period in 2016.
Interest expense on deposits and borrowings for the three months ended September 30, 2017 totaled $2,017,000, an increase of $597,000, from $1,420,000 in the same period in 2016. The Company has been able to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The Company’s cost of funds on interest-bearing liabilities increased to 0.68% for the three months ended September 30, 2017 from 0.56% for the same period in 2016, reflecting the increased rate environment in 2017. The cost of funds for deposits has increased at a somewhat slower pace than the yields earned on interest-earning assets as the market has been slow to respond to interest rate changes for deposits.
Provision for Loan Losses
The Company recorded a $100,000 provision for loan losses for the three months ended September 30, 2017. A $250,000 provision was recorded for the same period in 2016. In calculating the required provision for loan losses, both quantitative and qualitative factors were considered in the determination of the adequacy of the ALL. Net charge-offs and loan growth resulted in the determination that a provision was required. Favorable historical charge-off data, combined with stable economic and market conditions, moderated the amount of provision needed.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended September 30, 2017 and 2016.

(Dollars in thousands)	Three Months Ended September 30,		$ Change	% Change
	2017	2016	2017-2016	2017-2016
Service charges on deposit accounts	$1,437	$1,370	$67	4.9%
Other service charges, commissions and fees	205	188	17	9.0%
Trust and investment management income	1,551	1,247	304	24.4%
Brokerage income	424	459	(35)	(7.6)%
Mortgage banking activities	797	1,012	(215)	(21.2)%
Earnings on life insurance	275	272	3	1.1%
Other income	34	20	14	70.0%
Subtotal before securities gains	4,723	4,568	155	3.4%
Investment securities gains	533	0	533	0.0%
Total noninterest income	$5,256	$4,568	$688	15.1%

The following factors contributed to the more significant changes in noninterest income between the quarters ended September 30, 2017 and 2016.

•	Service charges on deposit accounts income has continued to increase in 2017 as a result of new product offerings and increased activity associated with deposit growth.

•
Increased trust department income has been realized throughout 2017 from favorable market conditions and the addition of an office in Berks County, Pennsylvania. Wheatland, which was acquired in December 2016, contributed approximately 40% of the increased revenue in the third quarter of 2017.

•
Mortgage banking income decreased in the third quarter comparison of 2017 with 2016. Refinance activity generally decreases as interest rates increase. Other factors that influenced the change in mortgage banking income include some slight compression in sales profit margins, as well as the effect of retaining a portion of mortgage production for the Company's loan portfolio in 2017 over 2016.

•	Other line items within noninterest income showed fluctuations between 2017 and 2016 attributable to normal business operations.
Securities gains totaled $533,000 for the three months ended September 30, 2017 compared with $0 for the same period in 2016. In the third quarter of 2017, the Company took advantage of market conditions to reposition part of its investment portfolio at a gain to improve responsiveness of the portfolio to increases in short-term interest rates.
Noninterest Expenses
The following table compares noninterest expenses for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		$ Change	% Change
(Dollars in thousands)	2017	2016	2017-2016	2017-2016
Salaries and employee benefits	$7,544	$6,823	$721	10.6%
Occupancy expense	639	683	(44)	(6.4)%
Furniture and equipment	937	782	155	19.8%
Data processing	527	532	(5)	(0.9)%
Telephone and communication	221	206	15	7.3%
Automated teller machine and interchange fees	196	157	39	24.8%
Advertising and bank promotions	325	433	(108)	(24.9)%
FDIC insurance	139	143	(4)	(2.8)%
Legal fees	565	298	267	89.6%
Other professional services	380	287	93	32.4%
Directors compensation	254	242	12	5.0%
Collection and problem loan	56	39	17	43.6%
Real estate owned	41	94	(53)	(56.4)%
Taxes other than income	211	186	25	13.4%
Regulatory settlement	0	0	0	0.0%
Other operating expenses	1,052	1,080	(28)	(2.6)%
Total noninterest expenses	$13,087	$11,985	$1,102	9.2%

The following factors contributed to the more significant changes in noninterest expenses between the quarters ended September 30, 2017 and 2016.

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

•
Occupancy and furniture and equipment expenses reflect a full period of expense for new facilities acquired in 2016 and earlier in 2017 in Berks, Cumberland, Dauphin and Lancaster counties, Pennsylvania, as well as a new branch opened in Lancaster county in the third quarter of 2017.

•	Advertising and bank promotions expense in 2016 included higher expenses related to expansion activities.

•
Legal expenses in the third quarter of 2017 include indemnification costs totaling $508 thousand incurred with several professional service providers in connection with previously disclosed outstanding litigation. Additional costs may be incurred as the litigation progresses.

•	Other line items within noninterest expenses showed fluctuations between 2017 and 2016 attributable to normal business operations.
The Company’s efficiency ratio improved to 79.4% for the three months ended September 30, 2017, compared with 83.2% for the same period in 2016. The lower, or more favorable, ratio between the two periods was primarily the result of the growth in net interest income which outpaced the change in noninterest expenses. The efficiency ratio expresses noninterest expense as a percentage of taxable-equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization, and other real estate income and expenses.
Income Tax Expense
Income tax expense totaled $376,000, an effective tax rate of 11.9%, for the three months ended September 30, 2017, compared with $125,000, an effective tax rate of 8.0%, for the three months ended September 30, 2016. The Company’s effective tax rate is significantly less than the federal statutory rate of 34.0% principally due to tax-free income, including interest earned on tax-free loans and securities and earnings on the cash surrender value of life insurance policies; federal income tax credits; and non-tax deductible expenses. While the Company has benefited from a larger percentage of tax-free income and additional federal income tax credits in 2017’s results compared with 2016, tax expense in the third quarter of 2016 was reduced due to the Company's reassessment of its estimated annual effective tax rate, which resulted in changing the base federal statutory rate from 35% to 34% in expectation that the Company would not be in the higher tax bracket.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2016
Summary
The Company recorded net income of $8,084,000 for the nine months ended September 30, 2017 compared with net income of $4,700,000 for the same period in 2016. Diluted EPS for the nine months ended September 30, 2017 totaled $0.98, compared with $0.58 for the nine months ended September 30, 2016. Net interest income positively influenced results of operations, and totaled $32,036,000 for the nine months ended September 30, 2017, a 19.4% increase compared with 2016. Noninterest income, excluding investment securities gains, increased moderately between the periods, with increases in trust and investment management income partially offset by decreases in mortgage banking activities income. Investment securities gains totaled $1,190,000 in the nine months ended September 30, 2017, compared with $1,420,000 for the same period in 2016. Noninterest expenses totaled $37,650,000 and $35,664,000 for the nine months ended September 30, 2017 and 2016. The principal driver of the increase was salaries and employee benefits associated with the Company's ongoing growth strategy. Noninterest expenses in 2016 included a $1,000,000 expense for a regulatory settlement.

Net Interest Income
Net interest income increased $5,201,000, from $26,835,000 to $32,036,000 for the nine months ended September 30, 2016 compared with the same period in 2017. Interest income on loans increased $4,386,000 from $25,006,000 to $29,392,000 and securities interest income increased $2,167,000 from $5,695,000 to $7,862,000 in comparing the nine months ended September 30, 2016 with the same period in 2017.
The following table presents net interest income, net interest spread and net interest margin for the nine months ended September 30, 2017 and 2016 on a taxable-equivalent basis:

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$13,539	$142	1.40%	$38,964	$186	0.64%
Securities	418,095	9,070	2.90	350,975	6,374	2.43
Loans	926,556	30,036	4.33	821,528	25,751	4.19
Total interest-earning assets	1,358,190	39,248	3.86	1,211,467	32,311	3.56
Other assets	108,070			98,517
Total	$1,466,260			$1,309,984
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$637,238	1,449	0.30	$549,385	861	0.21
Savings deposits	95,004	112	0.16	89,948	107	0.16
Time deposits	296,468	2,868	1.29	294,627	2,657	1.20
Short-term borrowings	96,212	543	0.75	52,619	112	0.28
Long-term debt	25,066	388	2.07	24,377	315	1.73
Total interest-bearing liabilities	1,149,988	5,360	0.62	1,010,956	4,052	0.54
Noninterest-bearing demand deposits	161,040			147,161
Other	15,217			13,699
Total Liabilities	1,326,245			1,171,816
Shareholders’ Equity	140,015			138,168
Total	$1,466,260			$1,309,984
Taxable-equivalent net interest income /net interest spread		33,888	3.24%		28,259	3.02%
Taxable-equivalent net interest margin			3.34%			3.12%
Taxable-equivalent adjustment		(1,852)			(1,424)
Net interest income		$32,036			$26,835

NOTES:	(1) Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 34% tax rate.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.

For the nine months ended September 30, 2017, taxable-equivalent basis net interest income increased $5,629,000 to $33,888,000 from $28,259,000 in the corresponding period in 2016. Similar to the comparison of the third quarter of 2017 with the third quarter of 2016, the principal drivers of the increase were an increase in the average balance of loans and securities and average rates earned on them, partially offset by a higher average balance of interest-bearing liabilities and an 8 basis point increase in the average rate paid on interest-bearing liabilities.
Taxable-equivalent interest income earned on loans increased $4,285,000 from $25,751,000 for the nine months ended September 30, 2016 to $30,036,000 for the same period in 2017. The increase resulted from growth in the average loan balance from $821,528,000 for the nine months ended September 30, 2016 to $926,556,000 for the same period in 2017, coupled with a 14 basis point increase in the yield on loans to 4.33% for the nine months ended September 30, 2017. As noted previously, the prime lending rate increased 25 basis points in late 2016, in March 2017 and again in late June 2017 and contributed to the increased yield.
Taxable-equivalent securities interest income increased $2,696,000 to $9,070,000 for the nine months ended September 30, 2017, from $6,374,000 for the same period in 2016. The average balance of securities increased from $350,975,000 for the nine months ended September 30, 2016 to $418,095,000 for the same period in 2017. The increase in taxable-equivalent interest income on securities was also attributable to a higher composition of tax-free securities with higher taxable-equivalent yields, as well as increases in GSE residential CMOs, also with higher yields, and resulted in an after-tax yield earned on securities of 2.90% in 2017 compared with 2.43% for the same period in 2016.
Interest expense on deposits and borrowings for the nine months ended September 30, 2017 totaled $5,360,000, an increase of $1,308,000, from $4,052,000 in the same period in 2016. In comparing 2017 with 2016, the Company has been able to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The Company’s cost of funds on interest-bearing liabilities increased to 0.62% for the nine months ended September 30, 2017 from 0.54% for the same period in 2016, reflecting the increased rate environment in 2017. The cost of funds for deposits has increased at a slower pace than the yields earned on interest-earning assets as the market has been slower to respond to interest rate changes for deposits.
Provision for Loan Losses
The Company recorded a $200,000 provision for loan losses for the nine months ended September 30, 2017 compared with a $250,000 provision recorded for the same period in 2016. In calculating the required provision for loan losses, both quantitative and qualitative factors were considered in the determination of the adequacy of the ALL. Net charge-offs and loan growth resulted in the determination that a provision was required. Favorable historical charge-off data, combined with stable economic and market conditions, moderated the amount of provision needed.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the nine months ended September 30, 2017 and 2016.

(Dollars in thousands)	Nine Months Ended September 30,		$ Change	% Change
	2017	2016	2017-2016	2017-2016

Service charges on deposit accounts	$4,224	$4,045	$179	4.4%
Other service charges, commissions and fees	697	637	60	9.4%
Trust and investment management income	4,620	3,771	849	22.5%
Brokerage income	1,409	1,485	(76)	(5.1)%
Mortgage banking activities	2,113	2,381	(268)	(11.3)%
Earnings on life insurance	814	810	4	0.5%
Other income	147	221	(74)	(33.5)%
Subtotal before securities gains	14,024	13,350	674	5.0%
Investment securities gains	1,190	1,420	(230)	(16.2)%
Total noninterest income	$15,214	$14,770	$444	3.0%
The following factors contributed to the more significant changes in noninterest income between the nine months ended September 30, 2017 and 2016. These factors are consistent with those noted in comparing changes between the three months ended September 30, 2017 and 2016.

•	Increased service charges on deposit accounts income has resulted from new product offerings and increased activity associated with deposit growth.

•
Increased trust department income has been realized throughout 2017 from favorable market conditions and the addition of an office in Berks County, Pennsylvania. Wheatland, which was acquired in December 2016, contributed approximately 43% of the increased revenue in 2017.

•
The decrease in mortgage banking activities reflects a combination of overall decreased refinance activity as interest rates have increased, some slight compression in sales profit margins the Company has experienced and the portion of mortgage production retained for the Company's loan portfolio.

•	Other line items within noninterest income showed fluctuations between 2017 and 2016 attributable to normal business operations.
Securities gains totaled $1,190,000 for the nine months ended September 30, 2017 compared with $1,420,000 for the same period in 2016. Overall, asset/liability management strategies resulted in net gains on sales of securities, as market and interest rate conditions in the periods presented opportunities to accelerate earnings on securities, while meeting funding and/or other requirements of the Company, including, in the third quarter of 2017, the Company's repositioning of part of its investment portfolio at a gain to improve responsiveness of the portfolio to increases in short-term interest rates.
Noninterest Expenses
The following table compares noninterest expenses for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		$ Change	% Change
(Dollars in thousands)	2017	2016	2017-2016	2017-2016

Salaries and employee benefits	$22,366	$19,318	$3,048	15.8%
Occupancy expense	2,101	1,801	300	16.7%
Furniture and equipment	2,499	2,316	183	7.9%
Data processing	1,702	1,686	16	0.9%
Telephone and communication	536	572	(36)	(6.3)%
Automated teller machine and interchange fees	568	555	13	2.3%
Advertising and bank promotions	1,103	1,244	(141)	(11.3)%
FDIC insurance	454	598	(144)	(24.1)%
Legal fees	826	704	122	17.3%
Other professional services	1,112	971	141	14.5%
Directors' compensation	745	730	15	2.1%
Collection and problem loan	134	187	(53)	(28.3)%
Real estate owned	49	195	(146)	(74.9)%
Taxes other than income	659	594	65	10.9%
Regulatory settlement	0	1,000	(1,000)	(100.0)%
Other operating expenses	2,796	3,193	(397)	(12.4)%
Total noninterest expenses	$37,650	$35,664	$1,986	5.6%
The following factors contributed to the more significant changes in noninterest expenses between the nine months ended September 30, 2017 and 2016. The factors noted are consistent with those noted in comparing changes between the three months ended September 30, 2017 and 2016.

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

•
Occupancy and furniture and equipment expenses reflect a full period of expense for new facilities acquired in 2016 in Berks, Cumberland, Dauphin and Lancaster counties, Pennsylvania, as well as increases attributable to new facilities acquired in 2017 in Lancaster County, Pennsylvania.

•	Advertising and bank promotions expense in 2016 included higher expenses related to expansion activities.

•
The FDIC reached its 1.15% of insured funds target in June 2016, resulting in lower assessments. FDIC insurance expense in 2017 benefited from that lower assessment applied to our increased deposit base.

•	In 2016, the Company agreed to pay a $1,000,000 civil money penalty to the Securities and Exchange Commission to settle administrative proceedings.

•
Resolution of the SEC administrative proceedings in 2016 generally resulted in lower legal fees incurred in 2017. However, the Company incurred certain indemnification costs totaling $553 thousand, which is included in legal fees, with several professional service providers in the nine months ended September 30, 2017 in connection with previously disclosed outstanding litigation. Additional costs may be incurred as the litigation progresses.

•
Principal contributors to lower other operating expenses in 2017 were decreases in provision expense for off-balance sheet reserves on loans that have been committed to borrowers, but not funded, resulting from changes in qualitative factors similar to those used in the determination of the provision for loan losses, and reduced consumer fraud expenses.

•	Other line items within noninterest expenses showed fluctuations between 2017 and 2016 attributable to normal business operations.
The Company’s efficiency ratio improved to 78.4% for the nine months ended September 30, 2017, compared with 82.7% for the same period in 2016. The lower, or more favorable, ratio between the two periods was primarily the result of the growth in net interest and noninterest income, which outpaced the change in noninterest expenses. The efficiency ratio expresses noninterest expense as a percentage of taxable-equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization, other real estate income and expenses and the regulatory settlement expense recorded in 2016.
Income Tax Expense
Income tax expense totaled $1,316,000, an effective tax rate of 14.0%, for the nine months ended September 30, 2017, compared with $991,000, an effective tax rate of 17.4%, for the nine months ended September 30, 2016. The Company’s effective tax rate is significantly less than the federal statutory rate of 34.0% principally due to tax-free income, including interest earned on tax-free loans and securities and earnings on the cash surrender value of life insurance policies; federal income tax credits; and non-tax deductible expenses. The lower effective tax rate for the nine months ended September 30, 2017, compared with the same period in 2016, results principally from a larger percentage of tax-free income and additional federal income tax credits in the current year’s results, coupled with a larger percentage of non-tax deductible expenses in 2016. In the third quarter of 2016, the Company reassessed its estimated annual effective tax rate and changed the base federal statutory rate from 35% to 34% in expectation that the Company would not be in the higher tax bracket, making the statutory base rates comparable between 2017 and 2016.

FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
AFS Securities
The Company utilizes AFS securities as a tool for managing interest rate risk, to enhance income through interest and dividend income, to provide liquidity, and to provide collateral for certain deposits and borrowings. At September 30, 2017, AFS securities totaled $421,455,000, an increase of $21,301,000, from December 31, 2016’s balance of $400,154,000.
In 2017, the Company realized gains totaling $1,190,000 from sales of investments. In the quarter ended September 30, 2017, the Company repositioned a portion of its investment portfolio in expectation of a continued increase in short-term interest rates. Gains totaling $533,000 were realized in the quarter and sale proceeds of $103,666,000 were principally reinvested in the portfolio. In the second quarter of 2017, the Company sold state and political subdivision investments at a gain of $654,000 with sale proceeds of $23,581,000 principally used to fund loan demand. In the first quarter of 2017, the Company sold a substantial portion of its U.S. Government Agency investments at a net loss of $70,000, which was offset by gains on other investment sales during the quarter. The Company sold these securities because it expected the interest rate yield curve to continue to flatten and did not believe that these U.S. Government Agency investments would perform as well in that environment. Proceeds from sales during the first quarter totaled $35,072,000, which were redeployed in higher-yielding investment securities.
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
The following table presents the loan portfolio, excluding residential LHFS, broken out by classes as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial real estate:
Owner-occupied	$117,687	$112,295
Non-owner occupied	231,111	206,358
Multi-family	52,118	47,681
Non-owner occupied residential	76,763	62,533
Acquisition and development:
1-4 family residential construction	10,214	4,663
Commercial and land development	24,219	26,085
Commercial and industrial	107,998	88,465
Municipal	50,533	53,741
Residential mortgage:
First lien	155,811	139,851
Home equity - term	12,506	14,248
Home equity - lines of credit	129,911	120,353
Installment and other loans	12,349	7,118
	$981,220	$883,391
The loan portfolio at September 30, 2017 reflected an increase of $97,829,000, or 11.1% (14.8% annualized), from December 31, 2016. Growth was experienced in nearly all loan segments from December 31, 2016 to September 30, 2017, with the largest dollar increase in the commercial real estate segment, which grew by $48,812,000, or 11.4% (15.2% annualized), representing approximately one-half of the portfolio growth for the period. The residential mortgage and commercial and industrial segments also showed substantial growth of $23,776,000 (8.7% or 11.6% annualized) and $19,533,000 (22.1% or 29.5% annualized), respectively, during this period. The Company continues to grow in both core markets and new markets through expansion of its sales force and by capitalizing on market disruption caused by the acquisition of some of our competitors by larger institutions. The Company has placed an emphasis on growing commercial and industrial loans in 2017 to increase diversification of its loan portfolio. In the third quarter of 2017, the Company also increased diversification of its loan portfolio with the purchase of approximately $5 million of automobile financing loans at returns higher than comparable cash flows in the investment portfolio. These purchased loans are included in installment and other loans.
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
The following table presents the Company’s risk elements, including information concerning the aggregate balances of nonaccrual, restructured loans still accruing, loans past due 90 days or more, and OREO as of September 30, 2017, December 31, 2016 and September 30, 2016. Relevant asset quality ratios are also presented.

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans (cash basis)	$5,249	$7,043	$13,552
OREO	1,258	346	719
Total nonperforming assets	6,507	7,389	14,271
Restructured loans still accruing	1,192	930	901
Loans past due 90 days or more and still accruing	0	0	39
Total nonperforming and other risk assets	$7,699	$8,319	$15,211
Loans 30-89 days past due	$914	$1,218	$1,401
Asset Quality Ratios:
Total nonperforming loans to loans	0.53%	0.80%	1.60%
Total nonperforming assets to total assets	0.42%	0.52%	1.05%
Total nonperforming assets to total loans and OREO	0.66%	0.84%	1.68%
Total risk assets to total loans and OREO	0.78%	0.94%	1.79%
Total risk assets to total assets	0.50%	0.59%	1.12%
ALL to total loans	1.30%	1.45%	1.64%
ALL to nonperforming loans	243.30%	181.39%	102.20%
ALL to nonperforming loans and restructured loans still accruing	198.28%	160.23%	95.83%
Total nonperforming and other risk assets decreased modestly from December 31, 2016 to September 30, 2017 and by $7,512,000, or 49.4% from September 30, 2016. The decrease from September 30, 2016 is principally due to the sale in the fourth quarter of 2016 of a loan with a carrying balance of $5,946,000 to a third party.

The following table presents additional detail of impaired loans at September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner-occupied	$800	$53	$853	$1,070	$0	$1,070
Non-owner occupied	0	0	0	736	0	736
Multi-family	173	0	173	199	0	199
Non-owner occupied residential	402	0	402	452	0	452
Acquisition and development:
1-4 family residential construction	493	0	493	0	0	0
Commercial and land development	0	0	0	1	0	1
Commercial and industrial	366	0	366	595	0	595
Residential mortgage:
First lien	2,533	1,109	3,642	3,396	896	4,292
Home equity - term	43	0	43	93	34	127
Home equity - lines of credit	427	30	457	495	0	495
Installment and other loans	12	0	12	6	0	6
	$5,249	$1,192	$6,441	$7,043	$930	$7,973
The following table presents exposure to borrowers with impaired loans, together with partial charge-offs taken to date and specific reserves established on the relationships at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
September 30, 2017
Relationships greater than $500,000 but less than $1,000,000	1	$530	$145	$0
Relationships greater than $250,000 but less than $500,000	4	1,340	120	0
Relationships less than $250,000	58	4,571	1,124	51
	63	$6,441	$1,389	$51
December 31, 2016
Relationships greater than $500,000 but less than $1,000,000	2	$1,327	$620	$0
Relationships greater than $250,000 but less than $500,000	2	640	120	0
Relationships less than $250,000	75	6,006	1,184	43
	79	$7,973	$1,924	$43
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
At September 30, 2017, none of the relationships deemed to be impaired had an outstanding balance in excess of $1,000,000 and a significant portion (71.0%) had recorded balances of less than $250,000, which reduces the likelihood of a large loss on any particular loan.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by the internally designated credit authority. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the ERM Committee.
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve includes an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships as of September 30, 2017. However, over time, additional information may become known that could result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s OREO totaled $1,258,000 at September 30, 2017 and consisted of four properties owned by the Company, one of which was a commercial property carried at $816,000, and three residential properties totaling $442,000. The increase in OREO from $346,000 at December 31, 2016 was principally the result of the commercial property, which was added during the first quarter of 2017 and migrated to foreclosed real estate from a nonaccrual loan. All properties are carried at the lower of cost or fair value, less costs to dispose.
At September 30, 2017, the Company believes the value of OREO represents the properties' fair values, but if the real estate market changes, additional charges may be needed.
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

The following table summarizes the Company’s loan ratings based on its internal risk rating system at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2017
Commercial real estate:
Owner-occupied	$113,565	$421	$2,848	$853	$0	$117,687
Non-owner occupied	221,643	0	9,468	0	0	231,111
Multi-family	47,042	4,141	762	173	0	52,118
Non-owner occupied residential	74,214	1,045	1,102	402	0	76,763
Acquisition and development:
1-4 family residential construction	9,721	0	0	493	0	10,214
Commercial and land development	23,595	6	618	0	0	24,219
Commercial and industrial	105,352	2,253	27	366	0	107,998
Municipal	48,544	1,989	0	0	0	50,533
Residential mortgage:
First lien	152,169	0	0	3,642	0	155,811
Home equity - term	12,463	0	0	43	0	12,506
Home equity - lines of credit	129,314	80	60	457	0	129,911
Installment and other loans	12,337	0	0	12	0	12,349
	$949,959	$9,935	$14,885	$6,441	$0	$981,220
December 31, 2016
Commercial real estate:
Owner-occupied	$103,652	$5,422	$2,151	$1,070	$0	$112,295
Non-owner occupied	190,726	4,791	10,105	736	0	206,358
Multi-family	42,473	4,222	787	199	0	47,681
Non-owner occupied residential	59,982	949	1,150	452	0	62,533
Acquisition and development:
1-4 family residential construction	4,560	103	0	0	0	4,663
Commercial and land development	25,435	10	639	1	0	26,085
Commercial and industrial	87,588	251	32	594	0	88,465
Municipal	53,741	0	0	0	0	53,741
Residential mortgage:
First lien	135,558	0	0	4,293	0	139,851
Home equity - term	14,155	0	0	93	0	14,248
Home equity - lines of credit	119,681	82	61	529	0	120,353
Installment and other loans	7,112	0	0	6	0	7,118
	$844,663	$15,830	$14,925	$7,973	$0	$883,391
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

The following table presents activity in the ALL for the three and nine months ended September 30, 2017 and 2016.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2017
Balance, beginning of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
Provision for loan losses	(102)	(90)	191	(12)	(13)	(12)	74	62	51	100
Charge-offs	0	0	(30)	0	(30)	(54)	(51)	(105)	0	(135)
Recoveries	0	1	1	0	2	41	12	53	0	55
Balance, end of period	$6,675	$490	$1,453	$105	$8,723	$3,361	$166	$3,527	$521	$12,771
September 30, 2016
Balance, beginning of period	$8,133	$587	$1,148	$61	$9,929	$2,706	$180	$2,886	$625	$13,440
Provision for loan losses	215	89	76	(7)	373	(119)	(3)	(122)	(1)	250
Charge-offs	0	0	0	0	0	(57)	(47)	(104)	0	(104)
Recoveries	124	0	2	0	126	96	42	138	0	264
Balance, end of period	$8,472	$676	$1,226	$54	$10,428	$2,626	$172	$2,798	$624	$13,850
Nine Months Ended
September 30, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(840)	(93)	458	51	(424)	429	88	517	107	200
Charge-offs	(45)	0	(85)	0	(130)	(105)	(107)	(212)	0	(342)
Recoveries	30	3	6	0	39	58	41	99	0	138
Balance, end of period	$6,675	$490	$1,453	$105	$8,723	$3,361	$166	$3,527	$521	$12,771
September 30, 2016
Balance, beginning of period	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	236	(174)	225	(4)	283	(8)	125	117	(150)	250
Charge-offs	(26)	0	(21)	0	(47)	(381)	(159)	(540)	0	(587)
Recoveries	379	0	10	0	389	145	85	230	0	619
Balance, end of period	$8,472	$676	$1,226	$54	$10,428	$2,626	$172	$2,798	$624	$13,850
The ALL at September 30, 2017, decreased $4,000 from December 31, 2016, due to net charge-offs for the period largely offset by the provision for loan losses. The ALL to nonperforming loans ratio was 243.3% at September 30, 2017 compared with 181.4% at December 31, 2016, and the ALL to nonperforming loans and restructured loans still accruing ratio was 198.3% at September 30, 2017, compared with 160.2% at December 31, 2016. Management believes the ALL to total loans ratio remains adequate at 1.30% at September 30, 2017. Classified loans, which are loans rated Substandard, Doubtful or Loss, totaled $21,326,000 at September 30, 2017, or 2.2% of total loans outstanding, and decreased from $22,898,000 at December 31, 2016, or 2.6% of loans outstanding.
Net charge-offs totaled $80,000 and $204,000 for the three and nine months ended September 30, 2017 compared with net recoveries of $160,000 and $32,000 for the three and nine months ended September 30, 2016. The ratio of annualized net charge-offs to average loans outstanding was 0.03% for both the three and nine months ended September 30, 2017 compared with (0.08)% and (0.01)% for the same periods in 2016. Net charge-offs and loan growth resulted in the determination that a provision for loan losses of $100,000 was required in the third quarter quarter of 2017, bringing the total provision for loan losses to $200,000 for the nine months ended September 30, 2017. Favorable historical charge-off data, combined with stable economic and market conditions, moderated the amount of provision needed. Despite such favorable historical charge-off data and improved asset quality ratios, the growth the Company has experienced in its loan portfolio may result in the need for additional provisions for loan losses in future quarters.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based upon loan type, as well as the ALL allocation for each, at September 30, 2017 and December 31, 2016.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2017
Loans allocated by:
Individually evaluated for impairment	$1,428	$493	$366	$0	$2,287	$4,142	$12	$4,154	$0	$6,441
Collectively evaluated for impairment	476,251	33,940	107,632	50,533	668,356	294,086	12,337	306,423	0	974,779
	$477,679	$34,433	$107,998	$50,533	$670,643	$298,228	$12,349	$310,577	$0	$981,220
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,675	490	1,453	105	8,723	3,319	157	3,476	521	12,720
	$6,675	$490	$1,453	$105	$8,723	$3,361	$166	$3,527	$521	$12,771
December 31, 2016
Loans allocated by:
Individually evaluated for impairment	$2,457	$1	$594	$0	$3,052	$4,915	$6	$4,921	$0	$7,973
Collectively evaluated for impairment	426,410	30,747	87,871	53,741	598,769	269,537	7,112	276,649	0	875,418
	$428,867	$30,748	$88,465	$53,741	$601,821	$274,452	$7,118	$281,570	$0	$883,391
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$43	$0	$43	$0	$43
Collectively evaluated for impairment	7,530	580	1,074	54	9,238	2,936	144	3,080	414	12,732
	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
The ALL allocations presented above represent reserve allocations on loan balances outstanding at September 30, 2017 and December 31, 2016. In addition to the reserve allocations on impaired loans noted above, 17 loans, with aggregate outstanding general ledger principal balances of $2,213,000, have had cumulative partial charge-offs to the ALL recorded totaling $1,389,000 at September 30, 2017. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the ALL reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments. This reserve results due to risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $414,000 at December 31, 2016 to $521,000 at September 30, 2017 and represents 4.1% of the ALL balance at September 30, 2017 compared with 3.2% at December 31, 2016.
While management believes the Company’s ALL is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits
Deposits totaled $1,216,727,000 at September 30, 2017, an increase of $64,275,000, or 5.6%, from $1,152,452,000 at December 31, 2016. Noninterest-bearing deposits increased $13,734,000, or 9.1%, from December 31, 2016 to September 30, 2017 and totaled $164,481,000. Interest-bearing deposits totaled $1,052,246,000 at September 30, 2017, an increase of $50,541,000, or 5.0% from the $1,001,705,000 balance at December 31, 2016. The Company has continued to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as its expanded sales force increases its commercial relationships. Deposit growth in the first nine months of 2017 has been used to fund growth in the loan and investment portfolios.
Shareholders' Equity, Capital Adequacy and Regulatory Matters
The management of capital in a regulated financial services company must properly balance return on equity to its shareholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have historically been developed to provide attractive rates of returns to its shareholders, while maintaining a “well capitalized” position as defined by our regulators.
Shareholders’ equity totaled $144,384,000 at September 30, 2017, an increase of $9,525,000 or 7.1%, from $134,859,000 at December 31, 2016. This increase was primarily the result of net income of $8,084,000 for the nine months ended September 30, 2017, a change in net unrealized gains/losses in AOCI, net of taxes, of $2,745,000 and offset by dividends declared on common stock of $2,489,000.
Capital Adequacy. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Management believes, at September 30, 2017 and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject. At September 30, 2017 and December 31, 2016, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 6, Shareholders' Equity and Regulatory Capital, to the Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at September 30, 2017 and December 31, 2016.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 6, the Company and the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, Item 1 - Business, under the topic Basel III Capital Rules. At September 30, 2017, the Company's and the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.5% and 5.1%, which is above the phase in requirements of 1.25% for December 31, 2017.

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
The simulation analysis results are presented in the Earnings at Risk table below. At September 30, 2017, similar to at December 31, 2016, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates fell. The decreased reduction in net interest income in a 'rates up' scenario reflects a third quarter 2017 repositioning of a portion of the Company's investment portfolio for a continued increase in short-term interest rates.
Although the Fed increased short-term interest rates by 25 basis points in December 2016 and again in March and June 2017, a decrease in interest rates of 100 basis points would create an environment in which deposit rates could not practically decline further.

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
The net present value analysis results are presented in the Value at Risk table below. At September 30, 2017, these results indicate the Company would be better positioned in a moderately rising interest rate environment than it would be if interest rates increased more substantially or decreased.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	September 30, 2017	December 31, 2016	Change in Market Interest Rates (basis points)	September 30, 2017	December 31, 2016

(100)	(7.3%)	(3.3%)	(100)	(5.6%)	(1.0%)
100	(1.4%)	(1.5%)	100	(1.7%)	(1.5%)
200	(2.8%)	(2.5%)	200	(5.2%)	(2.9%)

Item 4. Controls and Procedures

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2017.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2017.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 10, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following risk factor is added to the section "Risks Related to Regulatory Compliance and Legal Matters."
Indemnification costs associated with litigation and legal proceedings could adversely impact the Company and its financial condition and results of operations.
We are generally required, to the extent permitted by Pennsylvania law, to indemnify our current and former directors and officers who are named as defendants in lawsuits. We also have certain contractual indemnification obligations to third parties regarding litigation. Generally, insurance coverage is not available for such indemnification costs we could incur to third parties. Current or future litigation could result in indemnification expenses that could have a materially adverse impact on our financial condition and results of operations.

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
No shares were repurchased from January 1, 2017 to September 30, 2017. At September 30, 2017, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share. The maximum number of shares that may yet be purchased under the plan is 333,275 at September 30, 2017.
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
(Principal Financial Officer)

Date: November 7, 2017

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