Form 10-K
period 2017-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2018-03-09
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $180.9 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the registrant’s common stock as of February 28, 2018: 8,412,247.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.
FORM 10-K

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiaries (interchangeable with "Orrstown” below)
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	United States government-sponsored enterprise
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income (loss)
OFA	Orrstown Financial Advisors, a division of the Bank that provides investment and brokerage services
OREO	Other real estate owned (foreclosed real estate)
Orrstown	Orrstown Financial Services, Inc. and subsidiaries
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank and Wheatland Advisors, Inc.
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
Repurchase Agreements	Securities sold under agreements to repurchase
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TDR	Troubled debt restructuring
U.S.	United States of America
Wheatland	Wheatland Advisors, Inc., the Registered Investment Advisor subsidiary of Orrstown Financial Services, Inc.
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

ITEM 1 – BUSINESS
Orrstown Financial Services, Inc., a Pennsylvania corporation, is the holding company for its wholly-owned subsidiaries Orrstown Bank and Wheatland Advisors, Inc. The Company’s principal executive offices are located at 77 East King Street, Shippensburg, Pennsylvania, 17257, with additional executive and administrative offices at 4750 Lindle Road, Harrisburg, Pennsylvania, 17111. The Parent Company was organized on November 17, 1987, for the purpose of acquiring the Bank and such other banks and bank-related activities as are permitted by law and desirable. The Company provides banking and bank-related services through branches located in south central Pennsylvania, principally in Berks, Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties and in Washington County, Maryland. Wheatland was acquired in December 2016 and provides services as a registered investment advisor through its office in Lancaster County, Pennsylvania.
The Company files periodic reports with the SEC in the form of quarterly reports on Form 10-Q, annual reports on Form 10-K, annual proxy statements and current reports on Form 8-K for any significant events that may arise during the year. Copies of these reports, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may be obtained free of charge through the SEC’s Internet site at www.sec.gov or by accessing the Company’s website at www.orrstown.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Information on our website shall not be considered a part of this Annual Report on Form 10-K.
Business
The Bank was originally organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, the Parent Company acquired 100% ownership of the Bank.
The Parent Company’s primary activity consists of owning and supervising its subsidiaries, the Bank and Wheatland. Day-to-day management is conducted by its officers, who are also Bank officers. The Parent Company has historically derived most of its income through dividends from the Bank. At December 31, 2017, the Company had total assets of $1,558,849,000, total shareholders’ equity of $144,765,000 and total deposits of $1,219,515,000.
The Parent Company has no employees. Its nine officers are employees of the Bank. On December 31, 2017, the Bank and Wheatland combined had 321 full-time and 17 part-time employees.
The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank holds commercial, residential, consumer and agribusiness loans primarily in its market areas of Cumberland, Dauphin, Franklin, Lancaster and Perry Counties in Pennsylvania; Washington County, Maryland; and in contiguous counties. The concentrations of credit by type of loan are included in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." The Bank maintains a diversified loan portfolio and evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer pursuant to collateral standards established in the Bank’s credit policies and procedures.

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
Commercial Lending
A majority of the Company’s loan assets are loans for business purposes. Approximately 63% of the loan portfolio is comprised of commercial loans. The Bank makes commercial real estate, equipment, working capital and other commercial purpose loans as required by the broad range of borrowers across the Bank’s various markets.
The Bank’s credit policy dictates the underwriting requirements for the various types of loans the Bank would extend to borrowers. The policy covers such requirements as debt coverage ratios, advance rate against different forms of collateral, loan-to-value ratios (“LTV”) and maximum term.
Consumer Lending
The Bank provides home equity loans, home equity lines of credit and other consumer loans primarily through its branch network and customer call center. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a LTV of no greater than 90% of the value of the real estate being taken as collateral. We also, at times, purchase consumer loans to help diversify credit risk in our loan portfolio.
Residential Lending
The Bank provides residential mortgages throughout its various markets through a network of mortgage loan officers. A majority of the residential mortgages originated are sold to secondary market investors, primarily Wells Fargo, Fannie Mae and the FHLB of Pittsburgh. All mortgages, regardless of being sold or held in the Bank’s portfolio, are generally underwritten to secondary market industry standards for prime mortgages. The Bank generally requires an LTV of no greater than 80% of the value of the real estate being taken as collateral, without the borrower obtaining private mortgage insurance.
Loan Review
The Bank has a loan review policy and program which is designed to identify and monitor risk in the lending function. The ERM Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession, or death of the borrower occurs, which heightens awareness as to a possible credit event.
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by an independent credit officer. In addition, all relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed quarterly and corresponding risk ratings are reaffirmed by the Bank's Problem Loan Committee, with subsequent reporting to the ERM Committee.
The Bank outsources its independent loan review to a third-party provider, which monitors and evaluates loan customers on a quarterly basis utilizing risk-rating criteria established in the credit policy in order to identify deteriorating trends and detect conditions which might indicate potential problem loans. The third-party loan review firm reports the results of the loan reviews quarterly to the ERM Committee for approval. The loan ratings provide the basis for evaluating the adequacy of the ALL.

Investment Services
Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name "Orrstown Financial Advisors." OFA offers retail brokerage services through a third-party broker/dealer arrangement with Cetera Advisor Networks LLC. Wheatland also offers investment advisor services as a registered investment advisor. At December 31, 2017, assets under management by OFA and Wheatland totaled $1,370,950,000.
Regulation and Supervision
The Parent Company is a bank holding company registered with the FRB and has elected status as a financial holding company ("FHC"). As a registered bank holding company and FHC, the Company is subject to regulation under the Bank Holding Company Act of 1956 (the “BHC Act”) and to inspection, examination, and supervision by the Federal Reserve Bank of Philadelphia (“Federal Reserve Bank”).
The Bank is a Pennsylvania-chartered commercial bank and a member of the FRB. The operations of the Bank are subject to federal and state statutes applicable to banks chartered under Pennsylvania law, to FRB member banks and to banks whose deposits are insured by the FDIC. The Bank’s operations are also subject to regulations of the Pennsylvania Department of Banking and Securities, the FRB and the FDIC.
Wheatland is subject to periodic examination by the SEC.
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
If the Parent Company or the Bank are either not well-capitalized or not well-managed, the Parent Company or the Bank must promptly notify the FRB. Until compliance is restored, the FRB has broad discretion to impose appropriate limitations on an FHC’s activities. If compliance is not restored within 180 days, the FRB may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to non-FHC bank holding companies.
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
The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the "CFPB") as an independent entity funded by the FRB. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s rules contain provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay, loan servicing, and prepayment penalties. The CFPB has primary examination and enforcement authority over banks with over $10 billion in assets as to consumer financial products.
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
The FDIC is required by the Dodd-Frank Act to return its insurance reserve ratio to 1.35% no later than September 30, 2020. Once the fund reaches 1.15%, banks larger than $10 billion in assets will be required to assume the burden of bringing the fund to 1.35%.
On June 30, 2016, the Federal Deposit Insurance Fund reached the 1.15% ratio. As required by the Dodd-Frank Act, the FDIC changed its calculation of FDIC insurance premiums. Institutions are now assigned a base rate using their examination ratings, which is then adjusted based on their leverage ratio, net income before taxes to total assets ratio, nonperforming loans and leases to gross assets ratio, other real estate owned to gross assets ratio, loan mix index, and one-year asset growth rate. The result is then further adjusted to reflect its level of unsecured debt issued, the level of unsecured depository institution debt it owns, and the level of brokered deposits (excluding reciprocal deposits) it has issued above regulatory minimums.
If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell some, part or all of a bank’s assets and liabilities to another bank or repudiate or disaffirm most types of contracts to which the bank was a party if the FDIC believes such contracts are burdensome. In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.

Liability for Banking Subsidiaries
Under the Dodd-Frank Act and applicable FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act (the “FDIA”), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with the “default” of a commonly controlled FDIC-insured depository institution; or any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”
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
Regulatory Capital Requirements
Compliance by the Company and the Bank with respect to capital requirements is incorporated by reference from Note 13, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," and from the Capital Adequacy and Regulatory Matters section of Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”
Basel III Capital Rules
Effective January 1, 2015, the Company and the Bank became subject to the Basel III Capital Rules, which substantially revised risk-based capital requirements. The Basel III Capital Rules revised the definitions and components of regulatory capital, addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios, asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing general risk-weighting approach.
The Basel III Capital Rules introduced a new capital measure called Common Equity Tier 1 and a related regulatory capital ratio of CET1 to risk-weighted assets; increased the minimum requirements for Tier 1 Capital ratio as well as the minimum levels to be considered well capitalized under prompt corrective action; and introduced the “capital conservation buffer,” designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer are subject to constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall. When fully phased-in on January 1, 2019, the capital standards applicable to the Parent Company and the Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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
Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded from regulatory capital, including unrealized gains or losses on certain securities available for sale; however, certain banking organizations were able to make a one-time permanent election with the first filing of reports under the Basel III Capital Rules to continue to exclude these items. The Parent Company and Bank made this one-time permanent election, with the result that most AOCI items will be excluded from regulatory capital.
Implementation of the deductions and other adjustments to CET1 were phased in and will be fully implemented beginning January 1, 2018.
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

•	Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the GLB Act; and

•	the USA PATRIOT Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.
Future Legislation and Regulation
Changes in federal laws and regulations, as well as laws and regulations in states where the Parent Company and the Bank do business, can affect the operating environment of the Company and the Bank in substantial ways. We cannot predict whether those changes in laws and regulations will occur, and, if they occur, the ultimate effect they would have upon the financial condition or results of operations of the Company.
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

ITEM 1A – RISK FACTORS
An investment in our common stock is subject to risks inherent in our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Credit
If our allowance for loan losses is not sufficient to cover actual losses, our earnings would decrease.
There is no precise method of predicting loan losses. The required level of reserves, and the related provision for loan losses, can fluctuate from year to year, based on charge-offs and/or recoveries, loan volume, credit administration practices, and local and national economic conditions, among other factors. In 2017, we recorded a provision for loan losses of $1,000,000 compared with a provision expense totaling $250,000 in 2016. The Company recorded net charge-offs of $979,000 in 2017 compared with net charge-offs of $1,043,000 in 2016. Risk elements, including nonperforming loans, troubled debt restructurings still accruing, loans greater than 90 days past due still accruing, and other real estate owned totaled $11,987,000 at December 31, 2017 compared with $8,319,000 at December 31, 2016. The ALL, which is a reserve established through a provision for loan losses charged to expense, represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the ALL inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ALL.
In addition, bank regulatory agencies periodically review our ALL and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed the ALL, there would be a need to record additional provisions to increase our ALL. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Generally, increases in our ALL will result in a decrease in net income and stockholders’ equity, and may have a material adverse effect on the financial condition of the Company, results of operations and cash flows.
The ALL was 1.27% of total loans and 116% of nonaccrual and restructured loans still accruing at December 31, 2017, compared with 1.45% of total loans and 160% of nonaccrual and restructured loans still accruing at December 31, 2016. In addition, at December 31, 2017, the top 25 lending relationships individually had commitments of $86,506,000, and an aggregate total outstanding loan balance of $182,950,000, or 18% of the loan portfolio. The deterioration of one or more of these loan relationships could result in a significant increase in the nonperforming loans and the provisions for loan losses, which would negatively impact our results of operations.

Commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.
Our business strategy involves making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than other loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than other loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. In challenging economic conditions, these loans represent higher risk and could result in an increase in our total net charge-offs, requiring us to increase our ALL, which could have a material adverse effect on our financial condition or results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
Commercial and industrial loans comprise 11% of our loan portfolio. The credit risk related to these types of loans is greater than the risk related to residential loans.
 Our commercial and industrial loan portfolio grew by $27,198,000, or 31%, during the year ended December 31, 2017 to $115,663,000.  Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. We attempt to mitigate this risk through our underwriting standards, including evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.
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
Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on interest-earning assets, such as loans and securities, and the interest rates we pay on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including competition; general economic conditions; and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings, and liquidity could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities.
Changes in interest rates also can affect our ability to originate loans; the ability of borrowers to repay adjustable or variable rate loans; our ability to obtain and retain deposits in competition with other available investment alternatives; and the value of interest-earning assets, which would negatively impact stockholders’ equity, and the ability to realize gains from the sale of such assets. Based on our interest rate sensitivity analyses, an increase in the general level of interest rates will negatively affect the market value of the investment portfolio because of the relatively higher duration of certain securities included in the investment portfolio.

Risks Related to Competition and to Our Business Strategy
Difficult economic and market conditions have adversely affected the financial services industry and may materially and adversely affect the Company.
Our operations are sensitive to general business and economic conditions in the U.S. If the growth of the U.S. economy slows, or if the economy worsens or enters into a recession, our growth and profitability could be constrained. In addition, economic conditions in foreign countries can affect the stability of global financial markets, which could impact the U.S. economy and financial markets. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies could have a material adverse effect on our business, financial position, results of operations and cash flows.
In particular, we may face the following risks in connection with volatility in the economic environment:

•	Loan delinquencies could increase;

•	Problem assets and foreclosures could increase;

•	Demand for our products and services could decline; and

•	Collateral for loans made by us, especially real estate, could decline in value, reducing customers' borrowing power, and reducing the value of assets and collateral associated with our loans.
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
Loans grew $126,621,000, or 14% from $883,391,000 at December 31, 2016, to $1,010,012,000 at December 31, 2017, due to organic growth through increases in consumer, commercial and commercial real estate loans. Over the long term, we expect to continue to experience growth in loans and total assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to successfully execute our business strategies, which includes continuing to grow our loan portfolio. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet underwriting standards. In addition, our asset quality metrics have improved sufficiently that we may consider the acquisition of other financial institutions and branches within or outside of our market area to the extent permitted by our regulators. The success of any such acquisition will depend on a number of factors, including our ability to integrate the acquired institutions or branches into the current operations of the Company; our ability to limit the outflow of deposits held by customers of the acquired institution or branch locations; our ability to control the incremental increase in noninterest expense arising from any acquisition; and our ability to retain and integrate the appropriate personnel of the acquired institution or branches. We believe we have the resources and internal systems in place to successfully achieve and manage our future growth. If we do not manage our growth effectively, we may not be able to achieve our business plan and our business and prospects could be harmed.
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
Any U.S. federal tax reform that lowers corporate tax rates could have a significant non-cash adverse effect on results of operations as the Company's net deferred tax asset would be impacted, resulting in an increase in tax expense. In December 2017, U.S. federal tax reform was enacted that, among other things, lowered our statutory tax rate to 21% effective January 1, 2018. As described more fully in Note 7, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," the Company was required to remeasure its net deferred tax asset at the date the tax reform was enacted and incurred a $2,635,000 expense, which is included in total tax expense for 2017. We are unable to predict if, or when, any additional changes or proposals could be enacted.

The Company is required to use judgment in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to the reports of financial condition and results of operations.
Material estimates that are particularly susceptible to significant change relate to the determination of the ALL, accounting for income taxes and the ability to recognize deferred tax assets, and the fair value of certain financial instruments, particularly securities. While we have identified those accounting policies that we consider critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial condition and results of operations.
Changes in accounting standards could impact the Company's financial condition and results of operations.
The Financial Accounting Standards Board (the "FASB"), the SEC and other regulatory bodies periodically change financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes, including the use of an expected loss impairment methodology in the determination of the ALL which will be effective for the Company beginning January 1, 2020, can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could result in material adverse effects to our reported regulatory capital.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
The Basel III Capital Rules which became effective for the Company and Bank on January 1, 2015, established a new comprehensive capital framework for U.S. banking organizations, including community banks. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios, as well as address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios.
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
As more fully described in Note 19, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data," of this Annual Report on Form 10-K, the allegations of Southeastern Pennsylvania Transportation Authority's ("SEPTA") proposed second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the SEC. On September 27, 2016, the Company entered into a settlement agreement with the SEC resolving the investigation of accounting and related matters at the Company for the periods ended June 30, 2010 to December 31, 2011. As part of the settlement agreement, the Company agreed to pay a civil money penalty of $1 million. On January 31, 2017, the Court entered a Case Management Order establishing the schedule for the litigation. The Case Management Order, among other things, sets the deadlines for the completion of discovery, the filing of motions and various pre-trial conferences. The trial is scheduled to begin on January 7, 2019.

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
Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that, they believe, are necessary to support our business operations. At December 31, 2017, all four capital ratios for us and our banking subsidiary were above regulatory minimum levels to be deemed “well capitalized” under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a tier 1 leverage ratio of at least 5.0%, CET1 capital ratio of 6.5%, Tier 1 risk-based capital ratio of at least 8.0%, and a total risk-based capital ratio of at least 10.0%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
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

We own or lease other premises for use in conducting our business activities, including bank branches, an operations center, and offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties, Pennsylvania and Washington County, Maryland. We believe that the properties currently owned and leased are adequate for present levels of operation. We are constantly evaluating the best and most efficient mix of branch locations to service our customers due to evolving trends in our industry and increased engagement through digital channels.

ITEM 3 – LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 19, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data."
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “ORRF.” At the close of business on February 28, 2018, there were approximately 2,700 shareholders of record.
The following table sets forth for each quarter of 2017 and 2016 the high and low sales prices per share of our common stock and the cash dividends declared. Trading prices are based on published financial sources.

	2017			2016
	Market Price		Quarterly Dividend	Market Price		Quarterly Dividend
	High	Low		High	Low

First quarter	$23.40	$20.00	$0.10	$18.11	$16.60	$0.08
Second quarter	23.00	19.05	0.10	19.95	17.05	0.09
Third quarter	26.55	22.15	0.10	23.73	17.59	0.09
Fourth quarter	26.95	24.15	0.12	23.75	18.05	0.09
			$0.42			$0.35

Our management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. Restrictions on the payment of dividends are discussed in Note 14, Restrictions on Dividends, Loans and Advances, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." On January 24, 2018, the Board declared a cash dividend of $0.12 per common share, which was paid on February 9, 2018.
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
No shares were repurchased from October 1, 2017 to December 31, 2017. At December 31, 2017, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share. The maximum number of shares that may yet be purchased under the plan is 333,275 shares at December 31, 2017.

PERFORMANCE GRAPH
The performance graph below compares the cumulative total shareholder return on our common stock with other indexes: the SNL index of banks with assets between $1 billion and $5 billion, the S&P 500 Index, and the NASDAQ Composite index. The graph assumes an investment of $100 on December 31, 2012 and reinvestment of dividends on the date of payment without commissions. Shareholder returns on our common stock are based upon trades on the NASDAQ Stock Market. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Orrstown Financial Services, Inc.	100.00	169.61	176.35	187.42	239.80	275.16
SNL Bank $1B-$5B Index	100.00	145.41	152.04	170.20	244.85	261.04
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
Source : S&P Global Market Intelligence © 2017
In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Exchange Act or the Securities Act. The Performance Graph and its accompanying table are not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.
Recent Sales of Unregistered Securities
The Company has not sold any securities within the past three years which were not registered under the Securities Act.

ITEM 6 – SELECTED FINANCIAL DATA

	At or For The Year Ended December 31,
(Dollars in thousands except per share information)	2017	2016	2015	2014	2013
Summary of Operations
Interest and dividend income	$51,015	$41,962	$38,635	$38,183	$37,098
Interest expense	7,644	5,417	4,301	4,159	5,011
Net interest income	43,371	36,545	34,334	34,024	32,087
Provision for loan losses	1,000	250	(603)	(3,900)	(3,150)
Net interest income after provision for loan losses	42,371	36,295	34,937	37,924	35,237
Investment securities gains	1,190	1,420	1,924	1,935	332
Noninterest income	19,197	18,319	17,254	16,919	17,476
Noninterest expenses	50,330	48,140	44,607	43,768	43,247
Income before income tax expense (benefit)	12,428	7,894	9,508	13,010	9,798
Income tax expense (benefit)	4,338	1,266	1,634	(16,132)	(206)
Net income	$8,090	$6,628	$7,874	$29,142	$10,004
Per Share Information
Basic earning per share	$1.00	$0.82	$0.97	$3.59	$1.24
Diluted earnings per share	0.98	0.81	0.97	3.59	1.24
Dividends per share	0.42	0.35	0.22	0.00	0.00
Book value at December 31	17.34	16.28	16.08	15.40	11.28
Weighted average shares outstanding – basic	8,070,472	8,059,412	8,106,438	8,110,344	8,093,306
Weighted average shares outstanding – diluted	8,226,261	8,145,456	8,141,600	8,116,054	8,093,306
Stock Price Statistics
Close	$25.25	$22.40	$17.84	$17.00	$16.35
High	26.95	23.75	18.45	17.50	18.00
Low	19.05	16.60	15.10	15.33	9.49
Price earnings ratio at close	25.3	27.3	18.4	4.7	13.2
Diluted price earnings ratio at close	25.8	27.7	18.4	4.7	13.2
Price to book at close	1.5	1.4	1.1	1.1	1.4
Year-End Information
Total assets	$1,558,849	$1,414,504	$1,292,816	$1,190,443	$1,177,812
Loans	1,010,012	883,391	781,713	704,946	671,037
Total investment securities	425,305	408,124	402,844	384,549	416,864
Deposits – noninterest-bearing	162,343	150,747	131,390	116,302	116,371
Deposits – interest-bearing	1,057,172	1,001,705	900,777	833,402	884,019
Total deposits	1,219,515	1,152,452	1,032,167	949,704	1,000,390
Repurchase agreements	43,576	35,864	29,156	21,742	9,032
Borrowed money	133,815	76,163	84,495	79,812	66,077
Total shareholders’ equity	144,765	134,859	133,061	127,265	91,439
Assets under management – market value	1,370,950	1,174,143	966,362	1,017,013	1,085,216
Financial Ratios
Average equity / average assets	9.49%	10.41%	10.66%	8.63%	7.45%
Return on average equity	5.73%	4.80%	5.99%	28.78%	11.30%
Return on average assets	0.54%	0.50%	0.64%	2.48%	0.84%

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
Overview
The results of our operations are highly dependent on economic conditions and market interest rates. The Company's profitability for the years ended December 31, 2017, 2016 and 2015 was influenced by its continued organic growth and ongoing expansion into targeted markets, while it maintained improvement in asset quality from prior years. These and other matters are discussed more fully below.
Critical Accounting Policies
The Company's consolidated financial statements are prepared in accordance with GAAP and follow general practices within the financial services industry. Application of these principles involves complex judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and estimates that we used are based on historical experiences and other factors, which we believe are reasonable under the circumstances. Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.
The most significant accounting policies followed by the Company are presented in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." These policies, along with the disclosures presented in the other consolidated financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, the Company has identified the adequacy of the ALL and accounting for income taxes as critical accounting policies.
The ALL represents management’s estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the ALL is considered a complex accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheets.
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
On December 22, 2017, federal tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted. Among other things, the Tax Act reduced the Company's statutory federal tax rate from 34% to 21% effective January 1, 2018. As a result, we were required to remeasure, through income tax expense, certain deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The remeasurement of our net deferred tax asset resulted in additional federal deferred tax expense of $2,635,000, which is included in total tax expense for 2017. The Company's deferred tax assets related to low-income housing credit and alternative minimum tax credit carryforwards were not impacted by the change in statutory tax rate, as they are treated as payments on future federal income taxes due and are not subject to remeasurement. However, the Tax Act did change alternative minimum tax credit carryforwards to be refundable credits. To reflect this change, the Company reclassed its alternative minimum tax credit carryforwards, totaling $5,343,000 at December 31, 2017, from deferred tax assets to other assets in the consolidated balance sheets.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.
Economic Climate, Inflation and Interest Rates
The pace of U.S. economic growth has recently increased above the modest two percent average of the recent expansion. The passage of tax cuts, a federal budget with significantly increased government spending, and the possibility of an infrastructure bill all contribute to a more positive consensus outlook for 2018. This expansion is now within 14 months of becoming the longest expansion since World War II. There are signs that this expansion is reaching maturity: credit spreads are near their historical lows, the unemployment rate has approached four percent, and the yield curve is flatter.
The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. Inflationary pressures over the last several years have been modest, however, with the current unemployment rate and fiscal stimulus on the way, concerns that inflation may increase faster than the last several years are starting to make their way into economic forecasts and may pressure interest rates higher.
As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense are greatly influenced by the level of interest rates and the slope of the yield curve. During the first two of the three years presented in this financial statement review, interest rates were near all-time lows. The FRB began raising short term interest rates in December 2015 and raised the Fed Funds rate 25 basis points four more times between December of 2016 and December of 2017. The yield curve shifted upward with the increase in the Fed Funds rate with short term rates increasing further than long term rates resulting in a flatter yield curve. The Company has been able to grow its net interest income by $9,037,000 from 2015 to 2017, through the growth of loans and higher yielding securities in combination with slower increases in its funding costs. Competition for quality lending opportunities remains intense, which, together with a flattening yield curve, will continue to challenge our ability to grow our net interest margin and to leverage our overhead expenses.
Results of Operations
Summary
The Company recorded net income of $8,090,000, $6,628,000 and $7,874,000 for 2017, 2016 and 2015. Diluted earnings per share totaled $0.98, $0.81 and $0.97 for 2017, 2016 and 2015.
Net interest income totaled $43,371,000, $36,545,000 and $34,334,000 for 2017, 2016 and 2015, principally reflecting our organic growth in loans from an expanded sales force and efforts to expand our geographic footprint while taking advantage of market opportunities. A higher interest rate environment each year contributed to increased yields on loans and investments, and, to a lesser extent, costs of interest-bearing liabilities.
Favorable historical charge-off data and management's emphasis on loan quality have impacted our results, as the allowance for loan losses has remained stable as loans have increased. The provision for loan losses totaled $1,000,000 and $250,000 in 2017 and 2016. In 2015, a negative provision or recovery of amounts previously provided for or charged-off totaling $(603,000) was recognized.
Noninterest expenses totaled $50,330,000, $48,140,000 and $44,607,000 for 2017, 2016 and 2015. The changes in certain components of noninterest expenses between the years are reflective of the Company's focus on investing in additional talent and locations to better serve the needs of our customers and efforts to develop new relationships by taking advantage of market opportunities created by consolidation of other banks. Salaries and employee benefits increased $2,314,000 from 2015 to 2016 and $3,775,000 from 2016 to 2017. Occupancy and furniture and fixture costs increased $544,000 from 2015 to 2016 and $414,000 from 2016 to 2017.
Income tax expense totaled $4,338,000, $1,266,000 and $1,634,000 for 2017, 2016 and 2015, or an effective tax rate of 34.9%, 16.0% and 17.2% respectively. In 2017, we remeasured our net deferred tax asset due to the enactment of the Tax Act in December 2017. The Tax Act lowered our statutory tax rate from 34% to 21% effective January 1, 2018. Remeasurement of our net deferred tax asset at the lower rate resulted in an expense of $2,635,000, which is included in total tax expense for 2017.

Net Interest Income
Net interest income is the primary component of the Company's revenue. Interest-earning assets include loans, securities and federal funds sold. Interest-bearing liabilities include deposits and borrowed funds.
Net interest income is affected by changes in interest rates, volumes of interest-earning assets and interest-bearing liabilities and the composition of those assets and liabilities. “Net interest spread” and “net interest margin” are two common statistics related to changes in net interest income. The net interest spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning asset balances. Through the use of noninterest-bearing demand deposits and shareholders' equity, the net interest margin exceeds the net interest spread, as these funding sources are noninterest-bearing.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% during most of 2015. In December 2015, the prime rate increased 25 basis points to 3.50% and remained at that level through most of 2016. In December 2016, the prime rate increased 25 basis points to end the year at 3.75%. During 2017, the prime rate increased 75 basis points (25 basis points in each of March, June and December) to end the year at 4.50%.

Core deposits are deposits that are stable, lower cost and generally reprice more slowly than other deposits when interest rates change. Core deposits are typically funds of local customers who also have a borrowing or other relationship with the Bank. We are primarily funded by core deposits, with noninterest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment.
Net interest income totaled $43,371,000, $36,545,000 and $34,334,000 in 2017, 2016 and 2015. The following table presents net interest income, net interest spread and net interest margin on a taxable-equivalent basis for 2017, 2016 and 2015. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34% federal corporate tax rate for 2017 and 2016 and 35% for 2015, reflecting our statutory tax rates for those years.
Effective January 1, 2018, the Tax Act changed our statutory tax rate to 21%. As a result of this lower tax rate, taxable-equivalent adjustments in future years will be less than if the 2017 tax rate had remained in effect.

	2017			2016			2015
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold and interest-bearing bank balances	$15,487	$218	1.41%	$31,452	$208	0.66%	$18,901	$81	0.43%
Taxable securities	326,900	7,478	2.29	303,124	6,012	1.98	348,613	6,697	1.92
Tax-exempt securities	93,683	4,748	5.07	57,231	2,767	4.83	33,055	1,629	4.93
Total securities	420,583	12,226	2.91	360,355	8,779	2.44	381,668	8,326	2.18
Taxable loans	893,555	38,568	4.32	774,984	32,036	4.13	687,079	28,787	4.19%
Tax-exempt loans	50,797	2,450	4.82	58,281	2,848	4.89	59,600	3,094	5.19
Total loans	944,352	41,018	4.34	833,265	34,884	4.19	746,679	31,881	4.27
Total interest-earning assets	1,380,422	53,462	3.87	1,225,072	43,871	3.58	1,147,248	40,288	3.51
Cash and due from banks	20,391			20,803			19,155
Bank premises and equipment	35,055			31,413			24,386
Other assets	65,293			61,391			56,894
Allowance for loan losses	(12,738)			(13,529)			(14,134)
Total	$1,488,423			$1,325,150			$1,233,549
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$648,174	2,148	0.33	$565,524	1,195	0.21	$500,474	908	0.18
Savings deposits	94,815	150	0.16	90,272	144	0.16	85,068	136	0.16
Time deposits	292,616	3,836	1.31	289,574	3,472	1.20	263,414	2,562	0.97
Short-term borrowings	97,814	784	0.80	56,387	187	0.33	85,262	295	0.35
Long-term debt	36,336	726	2.00	24,335	419	1.72	22,522	400	1.78
Total interest-bearing liabilities	1,169,755	7,644	0.65	1,026,092	5,417	0.53	956,740	4,301	0.45
Noninterest-bearing demand deposits	161,917			147,473			134,040
Other	15,450			13,612			11,316
Total Liabilities	1,347,122			1,187,177			1,102,096
Shareholders’ Equity	141,301			137,973			131,453
Total	$1,488,423			$1,325,150			$1,233,549
Taxable-equivalent net interest income / net interest spread		45,818	3.22%		38,454	3.05%		35,987	3.06%
Taxable-equivalent net interest margin			3.32%			3.14%			3.14%
Taxable-equivalent adjustment		(2,447)			(1,909)			(1,653)
Net interest income		$43,371			$36,545			$34,334

Note:
Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 34% tax rate in 2017 and 2016, and 35% in 2015. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

The following table presents changes in net interest income on a taxable-equivalent basis for 2017, 2016 and 2015 by rate and volume components.

	2017 Versus 2016 Increase (Decrease) Due to Change in			2016 Versus 2015 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$(106)	$116	$10	$54	$73	$127
Taxable securities	472	994	1,466	(874)	189	(685)
Tax-exempt securities	1,762	219	1,981	1,191	(53)	1,138
Taxable loans	4,901	1,631	6,532	3,683	(434)	3,249
Tax-exempt loans	(366)	(32)	(398)	(68)	(178)	(246)
Total interest income	6,663	2,928	9,591	3,986	(403)	3,583
Interest Expense
Interest-bearing demand deposits	175	778	953	118	169	287
Savings deposits	7	(1)	6	8	0	8
Time deposits	36	328	364	254	656	910
Short-term borrowings	137	460	597	(100)	(8)	(108)
Long-term debt	207	100	307	32	(13)	19
Total interest expense	562	1,665	2,227	312	804	1,116
Net Interest Income	$6,101	$1,263	$7,364	$3,674	$(1,207)	$2,467

Note:	The change attributed to volume is calculated by taking the average change in average balance times the prior year's average rate and the remainder is attributable to rate.
2017 versus 2016
In 2017, net interest income, on a taxable-equivalent basis, increased $7,364,000, or 19.2%, compared with 2016. The Company’s net interest spread increased 17 basis point to 3.22% for 2017 compared with 2016.
Interest income on a taxable-equivalent basis on loans increased $6,134,000, or 17.6%, from 2016 to 2017. The increase resulted from an increase in both average loan volume and yield, with average loans increasing $111,087,000, or 13.3%, and yield increasing 15 basis points from 4.19% in 2016 to 4.34% in 2017. The Company's geographic expansion and sales efforts with additional loan officers continued to drive loan growth in 2017 across most loan classes. Increases in prime lending rates during the year contributed to the increased yield, but a flattening yield curve partially offset the benefit of the rate increases.
Interest income earned on a taxable-equivalent basis on securities increased $3,447,000, or 39.3%, from 2016 to 2017, with both average volume and yield increasing. Average securities increased $60,228,000, or 16.7%, and yield increased from 2.44% in 2016 to 2.91% in 2017. Contributing to the increase in interest income on securities was the higher rate environment in 2017, a higher composition of tax free securities with accompanying higher taxable-equivalent yields and strategic moves within the portfolio as the interest rate environment changed.
Interest expense on deposits and borrowings increased $2,227,000 from 2016 to 2017, as the average balance of interest-bearing liabilities increased $143,663,000, or 14.00%. Generally, the cost of interest-bearing liabilities has increased at a slower pace than yields earned on interest-earning assets in 2017, as the market for interest-bearing liabilities was initially slower to respond to interest rate changes.
Our ability to attract new deposits in all categories, but in particular interest-bearing demand deposits, resulted in an increase in average interest-bearing deposits totaling $82,650,000, or 14.6%, in 2017. Interest expense for these deposits increased $953,000, with the cost of funds increasing from 0.21% in 2016 to 0.33% in 2017.
We also increased our short-term and long-term borrowings in 2017 to partially fund loan and investment portfolio growth. Borrowings generally have higher interest rates associated with them. Interest expense on borrowings increased $904,000 in 2017, with average balances increasing $41,427,000 for short-term borrowings and $12,001,000 for long-term borrowings. The average rate paid on short-term borrowings increased from 0.33% in 2016 to 0.80% in 2017 and the average rate paid on long-term borrowings increased from 1.72% in 2016 to 2.00% in 2017.
2016 versus 2015
Net interest income, on a taxable-equivalent basis, increased $2,467,000, or 6.9%, from 2015 to 2016. The Company’s net interest spread decreased 1 basis point to 3.05% for 2016 compared with 2015. Despite higher average balances in loans during 2016 compared with 2015 and a 25 basis point increase in the prime lending rate between the years, a flattening yield curve as the market reacted to slowing economic growth negatively impacted the yields on loans and caused funding costs to increase. Payments on and maturities of existing loans were reinvested at lower rates due to competitive market conditions. An increase in securities yields helped increase the average yield earned on interest-earning assets for 2016 compared with 2015 and helped maintain the net interest margin at the same 3.14% as in 2015. The average interest rate increased as the Company was able to invest a large portion of the additional funds at rates above the FRB's target for the Fed Funds rate.
Interest income on a taxable-equivalent basis on loans increased $3,003,000, or 9.4%, from 2015 to 2016. The increase in interest income on loans was primarily a result of an increase in average loan volume, offset partially by a decrease in yield, which decreased eight basis points from 4.27% for 2015 to 4.19% for 2016. Average loans increased $86,586,000 from 2015 to 2016 and reflected successful sales efforts across most loan classes. Favorable market conditions and the addition of several seasoned loan officers contributed to loan growth. However, new loans added were generally at lower rates than the existing portfolio.
Interest income earned on a taxable-equivalent basis on securities increased $453,000, or 5.4%, from 2015 to 2016. The average balance of securities decreased $21,313 from 2015 to 2016, with funds obtained from maturing and prepaying securities used to fund a portion of the Company's loan growth. Contributing to the increase in interest income on securities was a higher composition of tax free securities, and the higher tax-equivalent yields associated with them. The Company sold its portfolio of GSE CMOs in February 2016 and it took longer to deploy the funds into new loans than originally anticipated.
Interest expense on deposits and borrowings increased $1,116,000 from 2015 to 2016, as the average balance of interest-bearing liabilities increased $69,352,000, or 7.25%. Our cost of funds on interest-bearing liabilities also increased, from 0.45% for 2015 to 0.53% for 2016. The $910,000 increase, or 23 basis points, in interest expense on time deposits from 2015 to 2016 was the primary contributor to the overall increase.
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
The increase in deposits enabled us to decrease our use of short-term borrowings, which generally have higher interest rates associated with them. The average balance of short-term borrowings decreased $28,875,000 from 2015 to 2016. The average rate paid on short-term borrowings decreased 2 basis points from 2015 to 2016. We added to our long-term borrowings during 2016, with an average balance increase of $1,813,000 from 2015 to 2016, with an associated increase in expense of $19,000.
Provision for Loan Losses
The Company recorded a provision for loan losses of $1,000,000 and $250,000 in 2017 and 2016, and a negative provision for loan losses, or a reversal of amounts previously provided, of $(603,000) in 2015. In calculating the provision for loan losses, both quantitative and qualitative factors, including favorable historical charge-off data and stable economic and market conditions,were considered in the determination of the adequacy of the ALL. Net charge-offs and loan growth resulted in the determination that a provision expense was required in 2017 and 2016. The provision expense in 2017 principally reflected a charge-off on one commercial loan that was downgraded to nonaccrual status in the fourth quarter. The negative provision in 2015 was the result of a recovery on a loan with prior charge-offs totaling this amount, as well as significant improvement in asset quality metrics from prior years. Favorable charge-off data, combined with relatively stable economic and market conditions, resulted in the determination that a negative provision could be recorded in 2015 despite net charge-offs for the periods, as ALL coverage metrics remained strong.
See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income
The following table compares noninterest income for 2017, 2016 and 2015.

(Dollars in thousands)	2017	2016	2015	$ Change		% Change
				2017-2016	2016-2015	2017-2016	2016-2015

Service charges on deposit accounts	$5,675	$5,445	$5,226	$230	$219	4.2%	4.2%
Other service charges, commissions and fees	1,008	994	1,223	14	(229)	1.4%	(18.7)%
Trust and investment management income	6,400	5,091	4,598	1,309	493	25.7%	10.7%
Brokerage income	1,896	1,933	2,025	(37)	(92)	(1.9)%	(4.5)%
Mortgage banking activities	2,919	3,412	2,747	(493)	665	(14.4)%	24.2%
Earnings on life insurance	1,109	1,099	1,025	10	74	0.9%	7.2%
Other income	190	345	410	(155)	(65)	(44.9)%	(15.9)%
Subtotal before securities gains	19,197	18,319	17,254	878	1,065	4.8%	6.2%
Investment securities gains	1,190	1,420	1,924	(230)	(504)	(16.2)%	(26.2)%
Total noninterest income	$20,387	$19,739	$19,178	$648	$561	3.3%	2.9%
2017 versus 2016
Noninterest income increased $648,000 from 2016 to 2017. The following factors contributed to that net increase.

•	Service charges on deposit accounts continued to increase in 2017 as a result of new product offerings and increased activity associated with deposit growth.

•
Increased trust department income was realized throughout 2017 from favorable market conditions and the addition of an office in Berks County, Pennsylvania. Wheatland, which was acquired in December 2016, contributed approximately 39% of this increased revenue category in 2017.

•
The decrease in mortgage banking activities reflects a combination of overall decreased refinance activity as interest rates have increased, some slight compression in sales profit margins that the Company has experienced and the portion of mortgage production retained for the Company's loan portfolio.

•	Other income decreased in 2017 principally due to lower gains on sales of other real estate owned.

•
In both 2017 and 2016, asset/liability management strategies resulted in net gains on sales of securities, as market and interest rate conditions presented opportunities to accelerate earnings on securities, while meeting funding requirements of the Company. In 2017, the Company repositioned a part of its investment portfolio at a gain to improve responsiveness of the portfolio to increases in short-term interest rates.

2016 versus 2015
Noninterest income increased $561,000 from 2015 to 2016. The following factors contributed to that net increase.

•
Service charges on deposit accounts increased due principally to revenues generated from new cash management product offerings and higher interchange fees associated with increased usage by our customers

•
Other service charges, commissions and fees decreased in comparing 2016 with 2015. In 2015, these revenues were favorably impacted by gains on sale of Small Business Administration and U.S. Department of Agriculture loans.

•
Trust, investment management and brokerage income increased $401,000 for 2016 compared with 2015. Trust and brokerage income in 2016 included increased estate fees partially offset by lower brokerage income. The addition of Wheatland as an investment manager had a modest impact on 2016 revenues as that acquisition occurred in December 2016.

•	Favorable interest rate conditions supported increased new home purchases and refinancing activity resulting in the increase in mortgage banking revenue.

•	Other income reflected, in part, decreased gains on sales of other real estate owned as well as changes due to customary business activities.

•
For both years, asset/liability management strategies and interest rate conditions resulted in gains on sales of securities, as market conditions presented opportunities to accelerate earnings on securities through gains, while also meeting the funding requirements of current and anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for 2017, 2016 and 2015.

				$ Change		% Change
(Dollars in thousands)	2017	2016	2015	2017-2016	2016-2015	2017-2016	2016-2015

Salaries and employee benefits	$30,145	$26,370	$24,056	$3,775	$2,314	14.3%	9.6%
Occupancy	2,806	2,491	2,221	315	270	12.6%	12.2%
Furniture and equipment	3,434	3,335	3,061	99	274	3.0%	9.0%
Data processing	2,271	2,378	2,026	(107)	352	(4.5)%	17.4%
Telephone and communication	647	740	692	(93)	48	(12.6)%	6.9%
Automated teller machine and interchange fees	767	748	798	19	(50)	2.5%	(6.3)%
Advertising and bank promotions	1,600	1,717	1,564	(117)	153	(6.8)%	9.8%
FDIC insurance	606	775	859	(169)	(84)	(21.8)%	(9.8)%
Legal	802	850	1,440	(48)	(590)	(5.6)%	(41.0)%
Other professional services	1,571	1,332	1,262	239	70	17.9%	5.5%
Directors' compensation	996	969	737	27	232	2.8%	31.5%
Collection and problem loan	186	238	447	(52)	(209)	(21.8)%	(46.8)%
Real estate owned	69	239	162	(170)	77	(71.1)%	47.5%
Taxes other than income	866	767	916	99	(149)	12.9%	(16.3)%
Regulatory settlement	0	1,000	0	(1,000)	1,000	(100.0)%	100.0%
Other operating expenses	3,564	4,191	4,366	(627)	(175)	(15.0)%	(4.0)%
Total noninterest expenses	$50,330	$48,140	$44,607	$2,190	$3,533	4.5%	7.9%

2017 versus 2016
Noninterest expenses increased $2,190,000 from 2016 to 2017. The following factors contributed to that net increase.

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

•	Advertising and bank promotion expense in 2016 included higher expenses related to expansion activities.

•
The FDIC reached its 1.15% of insured funds target in June 2016, resulting in lower assessments. FDIC insurance expense in 2017 benefited from that lower assessment applied to our increased deposit base.

•
Resolution of the SEC administrative proceedings in 2016 generally resulted in lower legal fees incurred in 2017. However, the Company incurred certain indemnification costs totaling $645,000, which is included in legal fees, with several professional service providers in 2017 in connection with previously disclosed outstanding litigation. Additional costs may be incurred as the litigation progresses.

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

•	Other line items within noninterest expenses reflect are generally attributable to normal fluctuations in the conduct of business.

2016 versus 2015
Noninterest expenses increased $3,533,000 from 2015 to 2016. The following factors contributed to that net increase.

•
The increase in salaries and employee benefits reflects the impact of adding new customer-facing employees in markets targeted for expansion as well as merit increases. Other drivers were additional medical expense incurred for new employees and increased claim activity, increased expense associated with supplemental executive compensation and compensation related to share-based awards granted in 2016.

•	Consistent with our growth strategy in which new facilities were acquired in Berks, Cumberland, Dauphin and Lancaster counties, we experienced increases in occupancy, furniture and equipment expenses.

•	Increases in data processing and telephone and communication expenses reflect our volume and physical growth and costs associated with more sophisticated product and service offerings.

•
Advertising and bank promotion increased principally due to $100,000 of incremental Educational Improvement Tax Credit contributions (a component of Pennsylvania tax credits) made in 2016 and increased expenditures related to brand marketing and expansion in new markets.

•	The Company benefited from a lower assessment rate as the FDIC reached its 1.15% of insured funds target on June 20, 2016.

•
Legal fees decreased as the Company had higher than normal legal expenses in 2015 as it attended to legal matters, including outstanding litigation against the Company and an investigation with the SEC which began in the second quarter of 2015 and concluded in the third quarter of 2016. Although certain legal matters were ongoing, the legal expenses associated with them in 2016 were less than the levels in 2015.

•
The increase in directors' compensation includes fees associated with two new directors added to the Board of Directors in 2016 and increased expense in 2016 for share-based compensation. In 2015, share-based compensation was only in effect for seven months of the year.

•
Collection and problem loan expense decreased as a result of a lower level of classified loans that were being worked out by the Company. Partially offsetting this expense benefit was an increase in real estate owned expense of $77,000 from 2015 to 2016.

•
A significant portion of the decrease in taxes, other than income, relates to incremental Educational Improvement Tax Credit contribution credits for qualifying contributions made in 2016 versus 2015, and which largely offset the related increase in advertising and bank promotions noted above.

•	The Company incurred and paid a civil money penalty of $1,000,000 to the SEC in 2016 to settle administrative proceedings against the Company.

•	Other line items within noninterest expenses reflect modest changes from 2015 to 2016 and are generally attributable to normal fluctuations in the conduct of business.

Income Taxes
Income tax expense totaled $4,338,000, $1,266,000 and $1,634,000 for 2017, 2016 and 2015. As described more fully in Note 7, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," due to tax reform enacted in 2017 the Company was required to remeasure its net deferred tax asset and incurred a tax expense of $2,635,000, which is included in total tax expense for 2017.
Note 7 also includes a reconciliation of our federal statutory tax rate to our effective tax rate, which is a meaningful comparison between years and measures income tax expense as a percentage of pretax income. The effective tax rate for 2017 was 34.9% compared with 16.0% for 2016 and 17.2% for 2015. Generally, our effective tax rate is lower than the federal statutory tax rate principally due to nontaxable interest earned on tax-free loans and securities and earnings on the cash surrender value of life insurance policies, offset partially by nondeductible expenses. In 2017, our higher effective tax rate was principally impacted by the tax expense incurred due to enacted tax reform. Effective January 1, 2016, the Company changed its statutory federal tax rate from 35% to 34% to reflect its assessment that it will not be in the higher tax bracket. As a result, income tax expense for 2016 increased $185,000 due to the application of the new rate to existing deferred balances.
Financial Condition
Management devotes substantial time to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
Securities Available for Sale
The Company utilizes securities available for sale to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings.
The Company has established investment policies and an asset management policy to assist in administering its investment portfolio. Decisions to purchase or sell these securities are based on economic conditions and management’s strategy to respond to changes in interest rates, liquidity, pledges to secure deposits and Repurchase Agreements and other factors while trying to maximize return on the investments. The Company may segregate its investment portfolio into three categories: “securities held to maturity,” “trading securities” and “securities available for sale.” Management has classified the entire securities portfolio as available for sale, which are accounted for at current market value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes.
The Company’s securities available for sale portfolio includes debt and equity investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether a debt security is other-than-temporarily impaired, including the extent of time the security has been in an unrealized loss position, and the extent of the unrealized loss. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or if it is able to hold the security until the price recovers. For those debt securities in which management concludes the security is other-than-temporarily impaired, it recognizes the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Given the strong asset quality of the debt security portfolio, the Company did not record any other-than-temporary impairment expense in 2017, 2016 or 2015.
For equity securities, when the Company has decided to sell an impaired available for sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. The Company recorded no other-than-temporary impairment expense on equity securities for the years ended December 31, 2017, 2016 and 2015.

The following table summarizes fair value of securities available for sale at December 31.

(Dollars in thousands)	2017	2016	2015

U.S. Government Agencies	$0	$39,592	$47,227
States and political subdivisions	159,458	164,282	125,961
GSE residential mortgage-backed securities	49,530	116,944	132,349
GSE residential CMOs	111,119	69,383	15,843
GSE commercial CMOs	0	4,856	63,770
Private label residential CMOs	1,003	5,006	8,901
Private label commercial CMOs	7,653	0	0
Asset-backed	86,431	0	0
Total debt securities	415,194	400,063	394,051
Equity securities	114	91	73
Totals	$415,308	$400,154	$394,124
The Company increased its investment portfolio in 2017 to generate additional interest income, with the average balance of securities increasing from $360,355,000 for the year ended December 31, 2016 to $420,583,000 for the year ended December 31, 2017.
In early 2017, the Company liquidated its U.S. Government Agencies investments in anticipation of a flattening yield curve, with funds reinvested in fixed rate CMOs. The Company also took advantage of historically wide spreads and higher interest rates to add modestly to its holdings of longer-term fixed rate securities issued by states and political subdivisions. In the second half of 2017, the Company reduced its holdings of seasoned GSE residential mortgage-backed securities and intermediate maturity taxable securities issued by states and political subdivisions and reinvested the proceeds in floating rate asset-backed securities in anticipation of further increases in short-term interest rates.
In 2016, as a result of interest rate market conditions, the Company liquidated its GSE commercial CMOs portfolio during the first quarter of 2016 at a net gain of $1,420,000. The proceeds from the sale were used to fund loan growth, reduce short-term borrowings and maintain liquidity for the first half of 2016. In the third quarter of 2016, the Company elected to reduce liquidity and enhance interest income through the purchase of securities, primarily GSE residential CMOs.
Management anticipates the loan portfolio will continue to grow in 2018. Asset backed securities, MBSs and CMOs provide monthly cash flows that may be used, in part, to meet this anticipated loan demand.

The following table shows the maturities of investment securities at book value at December 31, 2017, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
States and political subdivisions
Book value	$0	$8,712	$49,958	$95,133	$153,803
Yield	0.00%	3.29%	3.82%	4.56%	4.25%
Average maturity (years)	0.0	3.9	8.0	16.4	12.9
GSE residential mortgage-backed securities
Book value	0	0	0	48,600	48,600
Yield	0.00%	0.00%	0.00%	2.57%	2.57%
Average maturity (years)	0.0	0.0	0.0	46.0	46.0
GSE residential CMOs
Book value	0	0	0	113,658	113,658
Yield	0.00%	0.00%	0.00%	2.07%	2.07%
Average maturity (years)	0.0	0.0	0.0	28.6	28.6
Private label residential CMOs
Book value	0	0	0	999	999
Yield	0.00%	0.00%	0.00%	2.34%	2.34%
Average maturity (years)	0.0	0.0	0.0	18.1	18.1
Private label commercial CMOs
Book value	0	0	0	7,809	7,809
Yield	0.00%	0.00%	0.00%	2.75%	2.75%
Average maturity (years)	0.0	0.0	0.0	17.4	17.4
Asset-backed
Book value	0	0	3,808	82,979	86,787
Yield	0.00%	0.00%	2.30%	2.31%	2.31%
Average maturity (years)	0.0	0.0	8.4	23.1	16.9
Total
Book value	$0	$8,712	$53,766	$349,178	$411,656
Yield	0.00%	3.29%	3.72%	2.89%	3.01%
Average maturity (years)	0.0	3.9	8.0	26.1	23.3
The average maturity is based on the contractual terms of the debt or mortgage-backed securities, and does not factor in required repayments or anticipated prepayments. At December 31, 2017, the weighted average estimated life is 5.1 years for mortgage-backed and CMO securities, and 8.3 years for asset-backed securities, based on current interest rates and anticipated prepayment speeds.
Loan Portfolio
The Company offers a variety of products to meet the credit needs of our borrowers, principally commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
Generally, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and the ALL. The Company’s legal lending limit to one borrower was $22,100,000 at December 31, 2017. No borrower had an outstanding exposure exceeding the limit at year-end.
The risks associated with lending activities differ among loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral. A further discussion on the classes of loans the Company makes and related risks is included in Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
The following table presents the loan portfolio, excluding residential LHFS, by segments and classes at December 31.

(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Commercial real estate:
Owner-occupied	$116,811	$112,295	$103,578	$100,859	$111,290
Non-owner occupied	244,491	206,358	145,401	144,301	135,953
Multi-family	53,634	47,681	35,109	27,531	22,882
Non-owner occupied residential	77,980	62,533	54,175	49,315	55,272
Acquisition and development:
1-4 family residential construction	11,730	4,663	9,364	5,924	3,338
Commercial and land development	19,251	26,085	41,339	24,237	19,440
Commercial and industrial	115,663	88,465	73,625	48,995	33,446
Municipal	42,065	53,741	57,511	61,191	60,996
Residential mortgage:
First lien	162,509	139,851	126,022	126,491	124,728
Home equity – term	11,784	14,248	17,337	20,845	20,131
Home equity – lines of credit	132,192	120,353	110,731	89,366	77,377
Installment and other loans	21,902	7,118	7,521	5,891	6,184
	$1,010,012	$883,391	$781,713	$704,946	$671,037

The loan portfolio at December 31, 2017 increased $126,621,000, or 14.3%, from December 31, 2016. Loan growth was experienced in most loan classes. We have hired and anticipate hiring additional lenders as we continue to grow in both core markets and in new markets, such as Lancaster and Dauphin counties, Pennsylvania, through expansion of our sales force and by capitalizing on continued disruption caused by the acquisition of some of our competitors by larger institutions. Commercial real estate experienced the largest dollar increase and grew by $64,049,000, or 14.9%. The residential mortgage loan segment grew $32,033,000, or 11.7%. Commercial and industrial loans grew $27,198,000, or 30.7%, and reflected management's additional emphasis in 2017 on growing this segment to increase portfolio diversification. In 2017, we also purchased approximately $15,000,000 of automobile financing loans, which are included in installment and other loans, at returns higher than comparable cash flows in the investment portfolio.
Competition for new business opportunities remains strong, which may temper loan growth in future quarters.
In addition to monitoring our loan portfolio by loan class as noted above, we also monitor concentrations by industry. The Bank’s lending policy defines an industry concentration as one that exceeds 25% of the Bank’s total risk-based capital ("RBC"). The following industries met this criteria at December 31, 2017:

(Dollars in thousands)	Balance	% of Total Loans	% of Total RBC

Office space	$88,159	8.7%	59.2%
Strip retail shopping centers	41,929	4.2%	28.1%

The following table presents expected maturities of certain loan classes by fixed rate or adjustable rate categories at December 31, 2017.

	Due In
(Dollars in thousands)	One Year or Less	One Year Through Five Years	After Five Years	Total
Acquisition and development:
1-4 family residential construction
Fixed rate	$0	$0	$6,138	$6,138
Adjustable and floating rate	4,734	0	858	5,592
	4,734	0	6,996	11,730
Commercial and land development
Fixed rate	574	713	3,360	4,647
Adjustable and floating rate	1,639	374	12,591	14,604
	2,213	1,087	15,951	19,251
Commercial and industrial
Fixed rate	757	36,428	16,064	53,249
Adjustable and floating rate	40,053	8,174	14,187	62,414
	40,810	44,602	30,251	115,663
	$47,757	$45,689	$53,198	$146,644
The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction to permanent status. Variable rate loans shown above include semi-fixed loans that contractually will adjust with prime or LIBOR after the interest lock period, which may be up to 10 years. At December 31, 2017, these semi-fixed loans totaled $17,479,000.
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

The following table presents the Company’s risk elements and relevant asset quality ratios at December 31.

(Dollars in thousands)	2017	2016	2015	2014	2013

Nonaccrual loans (cash basis)	$9,843	$7,043	$16,557	$14,432	$19,347
Other real estate owned (OREO)	961	346	710	932	987
Total nonperforming assets	10,804	7,389	17,267	15,364	20,334
Restructured loans still accruing	1,183	930	793	1,100	5,988
Loans past due 90 days or more and still accruing	0	0	24	0	0
Total nonperforming and other risk assets	$11,987	$8,319	$18,084	$16,464	$26,322

Loans 30-89 days past due	$5,277	$1,218	$2,532	$1,612	$3,963
Ratio of:
Total nonperforming loans to loans	0.97%	0.80%	2.12%	2.05%	2.88%
Total nonperforming assets to assets	0.69%	0.52%	1.34%	1.29%	1.73%
Total nonperforming assets to total loans and OREO	1.07%	0.84%	2.21%	2.18%	3.03%
Total risk assets to total loans and OREO	1.19%	0.94%	2.31%	2.33%	3.92%
Total risk assets to total assets	0.77%	0.59%	1.40%	1.38%	2.23%
Allowance for loan losses to total loans	1.27%	1.45%	1.74%	2.09%	3.12%
Allowance for loan losses to nonperforming loans	130.00%	181.39%	81.95%	102.18%	108.36%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	116.05%	160.23%	78.20%	94.95%	82.75%
The following table provides detail of impaired loans at December 31, 2017 and 2016.

	2017			2016
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,185	$52	$1,237	$1,070	$0	$1,070
Non-owner occupied	4,065	0	4,065	736	0	736
Multi-family	165	0	165	199	0	199
Non-owner occupied residential	381	0	381	452	0	452
Acquisition and development
1-4 family residential construction	492	0	492	0	0	0
Commercial and land development	0	0	0	1	0	1
Commercial and industrial	350	0	350	595	0	595
Residential mortgage:
First lien	2,734	1,102	3,836	3,396	896	4,292
Home equity – term	22	0	22	93	34	127
Home equity – lines of credit	438	29	467	495	0	495
Installment and other loans	11	0	11	6	0	6
	$9,843	$1,183	$11,026	$7,043	$930	$7,973
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which incorporate nonperforming assets and restructured and loans past due 90 days or more and still accruing, totaled $11,987,000 at December 31, 2017, an increase of $3,668,000, or 44.1%, from $8,319,000 at December 31, 2016. Nonaccrual loans totaled $9,843,000 at December 31, 2017, an increase of $2,800,000 from December 31, 2016. Both measures principally reflect the addition of one commercial loan downgraded to nonaccrual status in the fourth quarter of 2017. The overall reduction of risk assets and nonaccrual loans from December 31, 2015 to December 31, 2016 was due principally to the sale of a loan with a carrying balance of $5,946,000 to a third party. Cash proceeds totaled $5,100,000 with the $846,000 difference recorded as a charge-off to the ALL in 2016.
The ALL totaled $12,796,000 at December 31, 2017, a $21,000 increase from $12,775,000 at December 31, 2016, resulting from net charge-offs of $979,000 and a provision for loan losses of $1,000,000 for 2017. While the ALL is lower as a percentage of the total loan portfolio at December 31, 2017 than in prior years, management believes its coverage ratios are adequate for the risk profile of the loan portfolio given ongoing monitoring of the portfolio and its analysis performed at December 31, 2017. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may continue to experience additional impaired loans.
For the years ended December 31, 2017, 2016, and 2015 recoveries of $287,000, $679,000 and $926,000 were credited to the ALL. These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Recoveries are difficult to predict, and any additional recoveries that the Company receives will be used to replenish the ALL. Recoveries favorably impact historical charge-off factors, and contribute to changes in quantitative as well as qualitative factors used in our allowance adequacy analysis. In 2015, a negative provision for loan losses was recorded. However, as the loan portfolio continues to grow, future provisions for loan losses may result.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Impairment reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.
The following table presents exposure to relationships with an impaired loan balance, partial charge-offs taken to date and specific reserves established on the relationships at December 31, 2017 and 2016. Of the relationships deemed to be impaired at December 31, 2017, one had a recorded balance in excess of $1,000,000 and 62, or 91.2%, had recorded balances less than $250,000.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
December 31, 2017
Relationships greater than $1,000,000	1	$4,065	$791	$0
Relationships greater than $500,000 but less than $1,000,000	1	518	145	0
Relationships greater than $250,000 but less than $500,000	4	1,501	120	0
Relationships less than $250,000	62	4,942	1,160	51
	68	$11,026	$2,216	$51
December 31, 2016
Relationships greater than $1,000,000	0	$0	$0	$0
Relationships greater than $500,000 but less than $1,000,000	2	1,327	620	0
Relationships greater than $250,000 but less than $500,000	2	640	120	0
Relationships less than $250,000	75	6,006	1,184	43
	79	$7,973	$1,924	$43
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at December 31, 2017. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance consisted of two commercial properties totaling $961,000 at December 31, 2017. The Company believes the value of foreclosed real estate represents its fair value, but if the real estate values decline, additional charges may be needed. During 2017, no expense was recorded for writedown of other real estate owned properties.
Credit Risk Management
Allowance for Loan Losses
The Company maintains the ALL at a level deemed adequate by management for probable incurred credit losses. The ALL is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the ALL utilizing a defined methodology which considers specific credit evaluation of impaired loans, past loan loss historical experience and qualitative factors. Management addresses the requirements for loans individually identified as impaired, loans collectively evaluated for impairment, and other bank regulatory guidance in its assessment.
The ALL is evaluated based on review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve is included in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

The following table summarizes the Company’s internal risk ratings at December 31.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2017
Commercial real estate:
Owner-occupied	$113,240	$413	$1,921	$1,237	$0	$116,811
Non-owner occupied	235,919	0	4,507	4,065	0	244,491
Multi-family	48,603	4,113	753	165	0	53,634
Non-owner occupied residential	76,373	142	1,084	381	0	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	492	0	11,730
Commercial and land development	18,635	5	611	0	0	19,251
Commercial and industrial	113,162	2,151	0	350	0	115,663
Municipal	42,065	0	0	0	0	42,065
Residential mortgage:
First lien	158,673	0	0	3,836	0	162,509
Home equity – term	11,762	0	0	22	0	11,784
Home equity – lines of credit	131,585	80	60	467	0	132,192
Installment and other loans	21,891	0	0	11	0	21,902
	$983,146	$6,904	$8,936	$11,026	$0	$1,010,012
December 31, 2016
Commercial real estate:
Owner-occupied	$103,652	$5,422	$2,151	$1,070	$0	$112,295
Non-owner occupied	190,726	4,791	10,105	736	0	206,358
Multi-family	42,473	4,222	787	199	0	47,681
Non-owner occupied residential	59,982	949	1,150	452	0	62,533
Acquisition and development:
1-4 family residential construction	4,560	103	0	0	0	4,663
Commercial and land development	25,435	10	639	1	0	26,085
Commercial and industrial	87,588	251	32	594	0	88,465
Municipal	53,741	0	0	0	0	53,741
Residential mortgage:
First lien	135,558	0	0	4,293	0	139,851
Home equity – term	14,155	0	0	93	0	14,248
Home equity – lines of credit	119,681	82	61	529	0	120,353
Installment and other loans	7,112	0	0	6	0	7,118
	$844,663	$15,830	$14,925	$7,973	$0	$883,391
Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that Substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a more severe, or classified, rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass.

The following tables summarize the average recorded investment in impaired loans and interest income recognized, on a cash basis, and interest income earned but not recognized for years ended December 31.

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2017
Commercial real estate:
Owner-occupied	$1,000	$6	$114
Non-owner occupied	392	0	10
Multi-family	182	0	19
Non-owner occupied residential	418	0	35
Acquisition and development:
1-4 family residential construction	154	0	7
Commercial and industrial	413	0	25
Residential mortgage:
First lien	4,012	58	136
Home equity – term	61	0	1
Home equity – lines of credit	488	2	26
Installment and other loans	10	0	3
	$7,130	$66	$376
December 31, 2016
Commercial real estate:
Owner-occupied	$1,758	$0	$124
Non-owner occupied	6,831	0	326
Multi-family	216	0	17
Non-owner occupied residential	645	0	35
Acquisition and development:
Commercial and land development	3	0	1
Commercial and industrial	575	0	25
Residential mortgage:
First lien	4,525	33	175
Home equity – term	98	0	6
Home equity – lines of credit	455	0	19
Installment and other loans	12	0	3
	$15,118	$33	$731
December 31, 2015
Commercial real estate:
Owner-occupied	$2,613	$0	$177
Non-owner occupied	3,470	0	256
Multi-family	402	0	15
Non-owner occupied residential	1,020	0	56
Acquisition and development:
Commercial and land development	266	137	2
Commercial and industrial	1,208	0	28
Residential mortgage:
First lien	4,644	37	167
Home equity – term	130	0	3
Home equity – lines of credit	571	0	29
Installment and other loans	22	0	3
	$14,346	$174	$736

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2014
Commercial real estate:
Owner-occupied	$3,740	$20	$179
Non-owner occupied	6,711	143	156
Multi-family	274	2	6
Non-owner occupied residential	2,095	13	62
Acquisition and development:
Commercial and land development	1,250	34	59
Commercial and industrial	1,700	5	19
Residential mortgage:
First lien	4,226	53	196
Home equity – term	85	0	5
Home equity – lines of credit	111	3	25
Installment and other loans	9	1	1
	$20,201	$274	$708
December 31, 2013
Commercial real estate:
Owner-occupied	$3,528	$147	$192
Non-owner occupied	4,307	145	44
Multi-family	135	16	6
Non-owner occupied residential	4,799	77	180
Acquisition and development:
1-4 family residential construction	481	0	0
Commercial and land development	3,009	49	127
Commercial and industrial	1,780	45	46
Residential mortgage:
First lien	2,697	140	103
Home equity – term	59	8	2
Home equity – lines of credit	305	6	2
Installment and other loans	1	0	0
	$21,101	$633	$702

     The following table summarizes activity in the ALL for years ended December 31.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2017
Balance, beginning of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	38	(167)	333	30	234	531	174	705	61	1,000
Charge-offs	(835)	0	(85)	0	(920)	(180)	(166)	(346)	0	(1,266)
Recoveries	30	4	124	0	158	70	59	129	0	287
Balance, end of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
December 31, 2016
Balance, beginning of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	107	(270)	129	(4)	(38)	532	116	648	(360)	250
Charge-offs	(872)	0	(79)	0	(951)	(577)	(194)	(771)	0	(1,722)
Recoveries	412	0	12	0	424	154	101	255	0	679
Balance, end of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
December 31, 2015
Balance, beginning of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(1,020)	(440)	249	(125)	(1,336)	1,122	55	1,177	(444)	(603)
Charge-offs	(711)	(22)	(115)	0	(848)	(592)	(62)	(654)	0	(1,502)
Recoveries	152	615	72	0	839	78	9	87	0	926
Balance, end of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
December 31, 2014
Balance, beginning of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,674)	92	(554)	(61)	(2,197)	(960)	107	(853)	(850)	(3,900)
Charge-offs	(2,637)	(70)	(270)	0	(2,977)	(587)	(177)	(764)	0	(3,741)
Recoveries	558	5	766	0	1,329	29	65	94	0	1,423
Balance, end of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
December 31, 2013
Balance, beginning of year	$13,719	$3,502	$1,635	$223	$19,079	$2,275	$85	$2,360	$1,727	$23,166
Provision for loan losses	4,109	(6,087)	(3,478)	21	(5,435)	1,845	99	1,944	341	(3,150)
Charge-offs	(4,767)	(193)	(132)	0	(5,092)	(491)	(144)	(635)	0	(5,727)
Recoveries	154	3,448	2,839	0	6,441	151	84	235	0	6,676
Balance, end of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965

The following table summarizes asset quality ratios for years ended December 31.

	2017	2016	2015	2014	2013

Ratio of net charge-offs (recoveries) to average loans outstanding	0.10%	0.13%	0.08%	0.34%	(0.14)%
Provision for loan losses to net charge-offs (recoveries)	102.15%	23.97%	(104.69)%	(168.25)%	331.93%
Ratio of ALL to total loans outstanding at December 31	1.27%	1.45%	1.74%	2.09%	3.12%
In 2011, the Company experienced significant deterioration in asset quality due to trends in the national and local economies, as well as declines in real estate values in the Company’s market area. In 2012, subsequent to high levels of nonperforming assets and restructured loans recorded in 2011, the Company continued to actively identify and monitor nonperforming assets. The Company continued to focus on working through its risk assets and, based on favorable trends in net charge-offs and improving asset quality ratios, was able to reduce the ALL over the following years to its current level.
The Company recorded a provision for loan losses expense of $1,000,000 and $250,000 for 2017 and 2016, and negative provisions, or reversals of amounts previously provided, of $603,000, $3,900,000 and $3,150,000 for 2015, 2014 and 2013. For each of the years in which a negative provision for loan losses was recorded, it was due to recovery of loans with prior charge-offs, allowing for the recovery. In addition, in certain cases loans were successfully worked out with smaller charge-offs than the reserve established on them. For 2013 through 2016, favorable historical charge-off data combined with relatively stable economic and market conditions resulted in the conclusion that a negative or modest provision could be recorded despite net charge-offs recorded. In 2017, management determined that a provision expense that offset net charge-offs for the year would maintain an adequate ALL, principally due to a charge-off in connection with one commercial credit downgraded to nonaccrual status during the year. The significant variations in net charge-offs (recoveries) and provision expense resulted in the fluctuations in the ratios as presented in the tables above.
See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table shows the allocation of the ALL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31.

	2017		2016		2015		2014		2013
	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$1,488	12%	$1,591	13%	$1,998	13%	$2,059	14%	$3,583	17%
Non-owner occupied	4,059	24%	4,380	23%	4,033	19%	4,887	20%	6,024	20%
Multi-family	444	5%	604	5%	709	5%	1,231	4%	1,699	3%
Non-owner occupied residential	772	8%	955	7%	1,143	7%	1,285	7%	1,909	8%
Acquisition and development:
1-4 family residential construction	169	1%	102	1%	236	1%	222	1%	196	0%
Commercial and land development	248	2%	478	3%	614	5%	475	3%	474	3%
Commercial and industrial	1,446	12%	1,074	10%	1,012	10%	806	7%	864	5%
Municipal	84	4%	54	6%	58	7%	183	9%	244	9%
Residential mortgage:
First lien	1,855	16%	1,624	16%	1,667	16%	1,295	18%	1,682	19%
Home equity - term	119	1%	151	1%	184	2%	206	3%	465	3%
Home equity - lines of credit	1,426	13%	1,204	14%	1,019	14%	761	13%	1,633	12%
Installment and other loans	211	2%	144	1%	121	1%	119	1%	124	1%
Unallocated	475		414		774		1,218		2,068
	$12,796	100%	$12,775	100%	$13,568	100%	$14,747	100%	$20,965	100%

The following table summarizes the ending loan balance individually or collectively evaluated for impairment by loan class and the ALL allocation for each at December 31.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2017
Loans allocated by:
Individually evaluated for impairment	$5,848	$492	$350	$0	$6,690	$4,325	$11	$4,336	$0	$11,026
Collectively evaluated for impairment	487,068	30,489	115,313	42,065	674,935	302,160	21,891	324,051	0	998,986
	$492,916	$30,981	$115,663	$42,065	$681,625	$306,485	$21,902	$328,387	$0	$1,010,012
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,763	417	1,446	84	8,710	3,358	202	3,560	475	12,745
	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
December 31, 2016
Loans allocated by:
Individually evaluated for impairment	$2,457	$1	$594	$0	$3,052	$4,915	$6	$4,921	$0	$7,973
Collectively evaluated for impairment	426,410	30,747	87,871	53,741	598,769	269,537	7,112	276,649	0	875,418
	$428,867	$30,748	$88,465	$53,741	$601,821	$274,452	$7,118	$281,570	$0	$883,391
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$43	$0	$43	$0	$43
Collectively evaluated for impairment	7,530	580	1,074	54	9,238	2,936	144	3,080	414	12,732
	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
In addition to the reserve allocations on impaired loans noted above, 19 loans, with outstanding principal balances of $6,342,000, have had cumulative partial charge-offs to the ALL totaling $2,215,000. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
Management believes the allocation of the ALL between the various loan classes adequately reflects the probable incurred credit losses in each portfolio and is based on the methodology outlined in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Management re-evaluates and makes certain enhancements to its methodology used to establish a reserve to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan classes. Management believes these enhancements to the ALL methodology improve the accuracy of quantifying probable incurred credit losses inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on its overall analysis.
The largest component of the ALL for the years presented has been allocated to the commercial real estate segment, particularly the non-owner occupied loan classes. The higher allocations in these classes as compared with the other classes is consistent with the inherent risk associated with these loans, as well as generally higher levels of impaired and criticized loans for the periods presented. There has generally been a decrease in the ALL allocated to the commercial real estate portfolio, as the level of classified assets has declined, and historical loss rates have improved as a result of improving economic and market conditions.
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $414,000 at December 31, 2016 to $475,000 at December 31, 2017 and represents 3.7% of the ALL at December 31, 2017, compared with 3.2% at December 31, 2016. The Company monitors the unallocated portion of the ALL, and by policy, has determined it should not exceed 6% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio. As asset quality has improved the last several years, management has determined a reduced risk of loss associated with the portfolio, as evidenced by lower classified loans and sustainable improvements in delinquencies.
Management believes the Company’s ALL is adequate based on information currently available. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
The following table presents average deposits for years ended December 31.

(Dollars in thousands)	2017	2016	2015

Demand deposits	$161,917	$147,473	$134,040
Interest-bearing demand deposits	648,174	565,524	500,474
Savings deposits	94,815	90,272	85,068
Time deposits	292,616	289,574	263,414
Total deposits	$1,197,522	$1,092,843	$982,996
Average total deposits increased $104,679,000, or 9.6% from 2016 to 2017. Interest-bearing demand deposit account balances were the principal driver, increasing $82,650,000, or 14.6%. The Company has been able to gather both interest-bearing and noninterest-bearing deposit relationships from enhanced cash management offerings as we developed commercial relationships. We also grew core funding deposits through marketing campaigns and improvement in our product delivery with investments in technology and increased sales efforts. We have also been able to increase interest-free funds as we expanded our commercial and industrial loan portfolio.
In 2017, the Company used deposit growth principally to fund loan growth. Average retail time deposits less than $100,000 remained relatively steady at approximately $83,000,000 from 2016 to 2017 and average institutional time deposits in excess of $100,000 decreased from $80,462,000 for 2016 to $60,450,000 for 2017. The Company chose to continue not to pay increased interest rates on these deposit types, but rather use alternate funding sources to meet funding needs. One funding source the Company used was brokered deposits, which totaled $96,368,000 at December 31, 2017 compared with $85,994,000 at December 31, 2016, and averaged $94,165,000 for 2017 compared with $72,282,000 for 2016. Given interest rate conditions and asset/liability strategies, we issued issued additional brokered time deposits, which have options that enable the Company to pay them off early.
Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that as loan growth increases, it will be able to generate core deposit funding by offering competitive rates.
The following table presents maturities of time deposits of $250,000 or more at December 31, 2017.

(Dollars in thousands)	Total

Three months or less	$8,066
Over three months through six months	3,255
Over six months through one year	5,260
Over one year	5,307
Total	$21,888

Borrowings
In addition to deposit products, the Company uses short-term borrowing sources to meet liquidity needs and for temporary funding. Sources of short-term borrowings include the FHLB of Pittsburgh, federal funds purchased, and to a lesser extent, the FRB discount window. Short-term borrowings also include securities sold under agreements to repurchase with deposit customers, in which a customer sweeps a portion of a deposit balance into a Repurchase Agreement, which is a secured borrowing with a pool of securities pledged against the balance.
The Company also utilizes long-term debt, consisting principally of FHLB fixed and amortizing advances to fund its balance sheet with original maturities greater than one year. The Company continues to evaluate its funding needs, interest rate movements, the cost of options, and the availability of attractive structures in its evaluation as to the timing and extent of when it enters into long-term borrowings.
For additional information about borrowings, refer to Note 11, Short-Term Borrowings, and Note 12, Long-Term Debt to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
Shareholders' Equity
Total shareholders’ equity increased $9,906,000, or 7.3%, during 2017. Increases in equity included net income of $8,090,000, $1,523,000 from the issuance of common stock related to share-based compensation and an increase in the fair value of available for sale securities, net of taxes, of $3,781,000. Dividends paid to shareholders decreased equity by$3,488,000.
In February 2018, the FASB issued changes related to the accounting for the effects of the Tax Act on items in AOCI. The impact of tax rate changes is recorded in income and items accounted for in AOCI could be left with a 'stranded' tax effect that could have those items appear to not reflect the appropriate tax rate. The FASB's changes allow a reclassification from AOCI to retained earnings for stranded tax effects from the Tax Act to improve the usefulness of information reported to financial statement users. The changes are effective for years beginning after December 31, 2018, with early adoption permitted. We elected to adopt the changes in December 2017. The amount transferred from AOCI to retained earnings totaled $229,000 and represented the impact of the Tax Law rate change to 21% at the date of enactment for unrealized gains and losses accounted for in AOCI.
On January 19, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC, covering up to an aggregate of $100,000,000 of securities, through the sale of common stock, preferred stock, warrants, debt securities, and units. To date, the Company has not issued any securities under this shelf registration statement.
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program which is more fully described in Item 5 under Issuer Purchases of Equity Securities. The maximum number of shares that may yet be purchased under the plan is 333,275 shares at December 31, 2017.
The following table includes additional information for shareholders’ equity for the years ended December 31.

(Dollars in thousands)	2017	2016	2015

Average shareholders’ equity	$141,301	$137,973	$131,453
Net income	8,090	6,628	7,874
Cash dividends paid	3,488	2,898	1,822
Equity to asset ratio	9.29%	9.53%	10.29%
Dividend payout ratio	42.00%	42.68%	22.68%
Return on average equity	5.73%	4.80%	5.99%

Capital Adequacy and Regulatory Matters
Capital management in a regulated financial services industry must properly balance return on equity to its shareholders while maintaining sufficient levels of capital and related risk-based regulatory capital ratios to satisfy statutory regulatory requirements. The Company’s capital management strategies have been developed to provide attractive rates of returns to its shareholders, while maintaining a “well capitalized” position of regulatory strength.
Under requirements of the Dodd-Frank Act and Basel III Capital Rules as described in Item 1 - Business, the Company and the Bank have been subject to increasingly stringent regulatory capital requirements. Significant provisions of the Basel III Capital Rules that have impacted the Company's and the Bank's capital calculations include:

•
Restricting the amount of deferred tax assets that can be included in CET1 capital with assets relating to net operating loss and credit carry forwards being excluded, and a 10% - 15% limitation on deferred tax assets arising from temporary differences that cannot be realized through net operating loss carry backs. At December 31, 2017 and 2016, $2,151,000 and $7,976,000 of the Company's deferred tax asset related to operating loss and tax credit carryforwards was deducted from our calculation of CET1;

•	Applying a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due or in nonaccrual status;

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and

•
The allowance for credit losses, including the ALL and reserve for off-balance sheet credit commitments, is included as Tier 2 capital to the extent it does not exceed 1.25% of risk weighted assets. The amount that exceeds 1.25% of risk weighted assets, is disallowed as Tier 2 capital, but also reduces the Company’s risk weighted assets. At December 31, 2017 and 2016, $0 and $1,559,000 of the allowance for credit losses was excluded from our calculation of Tier 2 capital. The lower disallowed amount in 2017 was the result of the higher balance of risk-weighted assets.

Management believes the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2017 and December 31, 2016. At December 31, 2017, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Tables presenting the Company’s and the Bank’s capital amounts and ratios at December 31, 2017 and 2016 are included in Note 13, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
The Company and Bank's capital ratios at December 31, 2017 have declined since December 31, 2016, despite an increase in consolidated capital, due primarily to consolidated risk-weighted assets increasing from $955,253,000 at December 31, 2016 to $1,146,378,000 at December 31, 2017 for the Company and from $954,533,000 at December 31, 2016 to $1,143,207,000 at December 31, 2017 for the Bank. The increase in risk-weighted assets is principally due to the growth experienced in the loan portfolio.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the tables in Note 13, the Company and the Bank must maintain a capital conservation buffer as noted in Item 1 - Business under the topic Basel III Capital Rules. At December 31, 2017, the Company's and the Bank's capital conservation buffer, based on the most restrictive capital ratio, was 5.3% and 5.0%, which is above the phase in requirement of 1.25% at December 31, 2017.
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
At December 31, 2017, we had $352,960,000 in loan commitments outstanding, which included $56,012,000 in undisbursed loans, $139,281,000 in unused home equity lines of credit, $145,394,000 in commercial lines of credit, and $12,273,000 in standby letters of credit. Time deposits due within one year of December 31, 2017 totaled $107,765,000, or 39% of time deposits. The large percentage of time deposits that mature within one year reflects customers’ preference not to invest funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on time deposits outstanding at December 31, 2017. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates we offer.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $29,807,000, which approximated the total of $30,273,000 at December 31, 2016. Securities classified as available for sale, net of pledging requirements, which provide additional sources of liquidity, totaled $95,401,000 at December 31, 2017. In addition, at December 31, 2017, we had the ability to borrow a total of approximately $517,257,000 from the FHLB of Pittsburgh, of which we had $135,365,000 in advances and letters of credit outstanding. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, generally consisting of mortgage loans. In addition, the Company has up to $35,000,000 in available unsecured lines of credit with other banks.
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
Contractual Obligations
The Company enters into contractual obligations in the normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date at December 31, 2017. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" referenced in the following table.

		Payments Due
(Dollars in thousands)	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total

Time deposits	10	$107,765	$159,177	$6,269	$877	$274,088
Short-term borrowings	11	93,576	0	0	0	93,576
Long-term debt	12	365	81,133	862	1,455	83,815
Operating lease obligations	6	574	1,024	564	474	2,636
Total		$202,280	$241,334	$7,695	$2,806	$454,115

The contractual obligations table above does not include off-balance sheet commitments to extend credit that are detailed in the following section. These commitments generally have fixed expiration dates and many will expire without being drawn upon, therefore the total commitment does not necessarily represent future cash requirements and is excluded from the contractual obligations table.
Off-Balance Sheet Arrangements
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.
The following table details significant commitments at December 31, 2017.

(Dollars in thousands)	Contract or Notional Amount
Commitments to fund:
Revolving, open-ended home equity loans	$139,281
1-4 family residential construction loans	11,420
Commercial real estate, construction and land development loans	44,592
Commercial, industrial and other loans	145,394
Standby letters of credit	12,273
A discussion of the nature, business purpose, and guarantees that result from the Company’s off-balance sheet arrangements is included in Note 16, Financial Instruments with Off-Balance Sheet Risk, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Recently Adopted and Recently Issued Accounting Standards
Recently adopted and recently issued accounting standards are included in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
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
In addition to factors mentioned elsewhere in this Annual Report on Form 10-K or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.orrstown.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	If our ALL is not sufficient to cover actual losses, our earnings would decrease.

•	Commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.

•	Commercial and industrial loans comprise 10% of our loan portfolio. The credit risk related to these types of loans is greater than the risk related to residential loans.

•	Changes in interest rates could adversely impact the Company’s financial condition and results of operations.

•	Difficult economic and market conditions have adversely affected the financial services industry and may continue to materially and adversely affect the Company.

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

•	Changes in accounting standards could impact the Company's financial condition and results of operations.

•	The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

•	Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.

•	Indemnification costs associated with litigation and legal proceedings could adversely impact the Company and its financial condition and results of operations.

•	The Parent Company is a holding company dependent for liquidity on payments from its bank subsidiary, which is subject to restrictions.

•	The soundness of other financial institutions could adversely affect the Company.

•	If the Company wants to, or is compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

•	The market price of our common stock has been subject to volatility.

•	The Parent Company's primary source of income is dividends received from its bank subsidiary.

•	Other risks and uncertainties.

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
The simulation analysis results are presented in the Earnings at Risk table below. At December 31, 2017, these results indicate the Company would expect net interest income to decrease over the next twelve months by 6.5%, assuming a downward shock in market interest rates of 1.00%, and to decrease by 4.9% assuming an upward shock of 2.00%. A decrease in interest rates of 1.00% would create an environment in which deposit rates could not practically decline further.
The simulation analysis results at December 31, 2016 exhibited slightly greater sensitivity to both rising interest rates and a declining rate environment.
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
The net present value analysis results are presented in the Value at Risk table below. At December 31, 2017, these results indicate that the net present value would decrease 7.2% assuming a downward shock in market interest rates of 1.00% and decrease 5.4% assuming an upward shock of 2.00%.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	December 31, 2017	December 31, 2016	Change in Market Interest Rates	December 31, 2017	December 31, 2016

(100)	(6.5%)	(3.3%)	(100)	(7.2%)	(1.0%)
100	(1.3%)	(1.5%)	100	(1.8%)	(1.5%)
200	(4.9%)	(2.5%)	200	(5.4%)	(2.9%)
Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The unaudited quarterly results of operations for the years ended December 31, are as follows:

	2017 Quarter Ended				2016 Quarter Ended
(Dollars in thousands, except per share information)	December	September	June	March	December	September	June	March

Interest and dividend income	$13,619	$13,098	$12,468	$11,830	$11,075	$10,654	$10,272	$9,961
Interest expense	2,284	2,017	1,750	1,593	1,365	1,420	1,321	1,311
Net interest income	11,335	11,081	10,718	10,237	9,710	9,234	8,951	8,650
Provision for loan losses	800	100	100	0	0	250	0	0
Net interest income after provision for loan losses	10,535	10,981	10,618	10,237	9,710	8,984	8,951	8,650
Investment securities gains	0	533	654	3	0	0	0	1,420
Noninterest income	5,173	4,723	4,969	4,332	4,969	4,568	4,537	4,245
Noninterest expenses	12,680	13,087	12,417	12,146	12,476	11,985	12,558	11,121
Income before income tax expense	3,028	3,150	3,824	2,426	2,203	1,567	930	3,194
Income tax expense	3,022	376	516	424	275	125	252	614
Net income	$6	$2,774	$3,308	$2,002	$1,928	$1,442	$678	$2,580

Per share information:
Basic earnings per share	$0.00	$0.34	$0.41	$0.25	$0.24	$0.18	$0.08	$0.32
Diluted earnings per share (a)	0.00	0.34	0.40	0.24	0.24	0.18	0.08	0.32
Dividends per share	0.12	0.10	0.10	0.10	0.09	0.09	0.09	0.08
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting at December 31, 2017, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that, at December 31, 2017, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Crowe Horwath LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report dated March 9, 2018.

/s/ Thomas R. Quinn, Jr.	/s/ David P. Boyle
Thomas R. Quinn, Jr.	David P. Boyle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 9, 2018

Crowe Horwath LLP Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2014.

Cleveland, Ohio
March 9, 2018

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC.

	December 31,
(Dollars in thousands, except per share data)	2017	2016
Assets
Cash and due from banks	$21,734	$16,072
Interest-bearing deposits with banks	8,073	14,201
Cash and cash equivalents	29,807	30,273
Restricted investments in bank stocks	9,997	7,970
Securities available for sale	415,308	400,154
Loans held for sale	6,089	2,768
Loans	1,010,012	883,391
Less: Allowance for loan losses	(12,796)	(12,775)
Net loans	997,216	870,616
Premises and equipment, net	34,809	34,871
Cash surrender value of life insurance	33,570	32,102
Accrued interest receivable	5,048	4,672
Other assets	27,005	31,078
Total assets	$1,558,849	$1,414,504
Liabilities
Deposits:
Noninterest-bearing	$162,343	$150,747
Interest-bearing	1,057,172	1,001,705
Total deposits	1,219,515	1,152,452
Short-term borrowings	93,576	87,864
Long-term debt	83,815	24,163
Accrued interest and other liabilities	17,178	15,166
Total liabilities	1,414,084	1,279,645
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,347,856 and 8,343,435 shares issued; 8,347,039 and 8,285,733 shares outstanding	435	437
Additional paid—in capital	125,458	124,935
Retained earnings	16,042	11,669
Accumulated other comprehensive income (loss)	2,845	(1,165)
Treasury stock—common, 817 and 57,702 shares, at cost	(15)	(1,017)
Total shareholders’ equity	144,765	134,859
Total liabilities and shareholders’ equity	$1,558,849	$1,414,504
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands, except per share information)	2017	2016	2015
Interest and dividend income
Interest and fees on loans	$40,185	$33,916	$30,798
Interest and dividends on investment securities
Taxable	7,478	6,012	6,697
Tax-exempt	3,134	1,826	1,059
Short term investments	218	208	81
Total interest and dividend income	51,015	41,962	38,635
Interest expense
Interest on deposits	6,134	4,811	3,606
Interest on short-term borrowings	784	187	295
Interest on long-term debt	726	419	400
Total interest expense	7,644	5,417	4,301
Net interest income	43,371	36,545	34,334
Provision for loan losses	1,000	250	(603)
Net interest income after provision for loan losses	42,371	36,295	34,937
Noninterest income
Service charges on deposit accounts	5,675	5,445	5,226
Other service charges, commissions and fees	1,008	994	1,223
Trust and investment management income	6,400	5,091	4,598
Brokerage income	1,896	1,933	2,025
Mortgage banking activities	2,919	3,412	2,747
Earnings on life insurance	1,109	1,099	1,025
Other income	190	345	410
Investment securities gains	1,190	1,420	1,924
Total noninterest income	20,387	19,739	19,178
Noninterest expenses
Salaries and employee benefits	30,145	26,370	24,056
Occupancy	2,806	2,491	2,221
Furniture and equipment	3,434	3,335	3,061
Data processing	2,271	2,378	2,026
Telephone and communication	647	740	692
Automated teller and interchange fees	767	748	798
Advertising and bank promotions	1,600	1,717	1,564
FDIC insurance	606	775	859
Legal fees	802	850	1,440
Other professional services	1,571	1,332	1,262
Directors' compensation	996	969	737
Collection and problem loan	186	238	447
Real estate owned	69	239	162
Taxes other than income	866	767	916
Regulatory settlement	0	1,000	0
Other operating expenses	3,564	4,191	4,366
Total noninterest expenses	50,330	48,140	44,607
Income before income tax expense	12,428	7,894	9,508
Income tax expense	4,338	1,266	1,634
Net income	$8,090	$6,628	$7,874

Per share information:
Basic earnings per share	$1.00	$0.82	$0.97
Diluted earnings per share	0.98	0.81	0.97
Dividends per share	0.42	0.35	0.22
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

Net income	$8,090	$6,628	$7,874
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	6,557	(2,190)	1,345
Reclassification adjustment for gains realized in net income	(1,190)	(1,420)	(1,924)
Net unrealized gains (losses)	5,367	(3,610)	(579)
Tax effect	(1,586)	1,246	202
Total other comprehensive income (loss), net of tax and reclassification adjustments	3,781	(2,364)	(377)
Total comprehensive income	$11,871	$4,264	$7,497
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2015	$430	$123,392	$1,887	$1,576	$(20)	$127,265
Net income	0	0	7,874	0	0	7,874
Total other comprehensive loss, net of taxes	0	0	0	(377)	0	(377)
Cash dividends ($0.22 per share)	0	0	(1,822)	0	0	(1,822)
Share-based compensation plans:
Issuance of stock (50,686 shares), including compensation expense of $740	5	835	0	0	0	840
Issuance of stock through dividend reinvestment plan (5,239 shares)	0	90	0	0	0	90
Acquisition of treasury stock (47,077 shares)	0	0	0	0	(809)	(809)
Balance, December 31, 2015	435	124,317	7,939	1,199	(829)	133,061
Net income	0	0	6,628	0	0	6,628
Total other comprehensive loss, net of taxes	0	0	0	(2,364)	0	(2,364)
Cash dividends ($0.35 per share)	0	0	(2,898)	0	0	(2,898)
Share-based compensation plans:
Issuance of stock (22,956 common shares and 25,834 treasury shares), including compensation expense of $958	2	618	0	0	443	1,063
Acquisition of treasury stock (35,648 shares)	0	0	0	0	(631)	(631)
Balance, December 31, 2016	437	124,935	11,669	(1,165)	(1,017)	134,859
Net income	0	0	8,090	0	0	8,090
Reclassification of disproportionate tax effects from accumulated other comprehensive income (loss) to retained earnings	0	0	(229)	229	0	0
Total other comprehensive income, net of taxes	0	0	0	3,781	0	3,781
Cash dividends ($0.42 per share)	0	0	(3,488)		0	(3,488)
Share-based compensation plans:
Issuance of stock (4,421 net common shares and 56,885 treasury shares issued), including compensation expense of $1,386	(2)	523	0	0	1,002	1,523
Balance, December 31, 2017	$435	$125,458	$16,042	$2,845	$(15)	$144,765
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$8,090	$6,628	$7,874
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	4,034	5,295	6,033
Depreciation and amortization	3,265	2,951	2,907
Provision for loan losses	1,000	250	(603)
Share-based compensation	1,386	958	740
Gain on sales of loans originated for sale	(2,447)	(2,998)	(2,344)
Mortgage loans originated for sale	(104,512)	(108,632)	(85,995)
Proceeds from sales of loans originated for sale	103,131	114,139	85,116
Gain on sale of portfolio loans	(32)	0	0
Net gain on disposal of other real estate owned	(18)	(182)	(234)
Writedown of other real estate owned	4	183	45
Net (gain) loss on disposal of premises and equipment	(18)	147	0
Deferred income taxes	3,078	(232)	797
Investment securities gains	(1,190)	(1,420)	(1,924)
Earnings on cash surrender value of life insurance	(1,109)	(1,099)	(1,025)
Increase in accrued interest receivable	(376)	(827)	(748)
Increase in accrued interest payable and other liabilities	2,012	561	2,017
Other, net	52	(135)	(498)
Net cash provided by operating activities	16,350	15,587	12,158
Cash flows from investing activities
Proceeds from sales of available for sale securities	162,320	64,742	65,611
Maturities, repayments and calls of available for sale securities	28,768	30,192	32,251
Purchases of available for sale securities	(203,719)	(108,448)	(120,475)
Net (purchases) redemptions of restricted investments in bank stocks	(2,027)	750	(370)
Net increase in loans	(130,791)	(108,509)	(78,776)
Proceeds from sales of portfolio loans	2,195	5,100	0
Investment in affordable housing limited partnerships	0	0	(2,205)
Purchases of bank premises and equipment	(2,653)	(13,369)	(1,471)
Improvements to other real estate owned	(9)	0	0
Proceeds from disposal of other real estate owned	541	1,090	1,839
Proceeds from disposal of bank premises and equipment	83	0	0
Purchases of bank owned life insurance	(600)	0	(3,750)
Other	0	(439)	0
Net cash used in investing activities	(145,892)	(128,891)	(107,346)
Cash flows from financing activities
Net increase in deposits	67,063	120,285	82,463
Net increase (decrease) in short-term borrowings	5,712	(1,292)	2,414
Proceeds from long-term debt	80,000	0	20,000
Payments on long-term debt	(20,348)	(332)	(10,317)
Dividends paid	(3,488)	(2,898)	(1,822)
Net proceeds from issuance of common stock	0	105	190
Acquisition of treasury stock	0	(631)	(809)
Net proceeds from issuance of treasury stock	137	0	0
Net cash provided by financing activities	129,076	115,237	92,119
Net increase (decrease) in cash and cash equivalents	(466)	1,933	(3,069)
Cash and cash equivalents at beginning of year	30,273	28,340	31,409
Cash and cash equivalents at end of year	$29,807	$30,273	$28,340
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,586	$5,346	$4,208
Income taxes	1,638	1,300	800
Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	1,007	688	1,428
The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-K.

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

Basis of Presentation – The accompanying consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The accounting and reporting policies of the Company conform to GAAP and, where applicable, to accounting and reporting guidelines prescribed by bank regulatory authorities. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications. In December 2016, the Company acquired Wheatland. The results of operations or assets acquired and liabilities assumed are included only from the date of acquisition. Pro forma financial information for the acquisition has not been included because the acquisition was not material.

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
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer lending to customers primarily in its market area of Berks, Cumberland, Dauphin, Franklin, Lancaster, and Perry Counties of Pennsylvania and in Washington County, Maryland. Therefore the Company's exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, sales finance, sub-dividers and developers, and multi-family, hospitality, and residential building operators. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
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

Securities – The Company classifies debt and marketable equity securities as available for sale on the date of purchase. At December 31, 2017 and 2016 the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
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
Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components: OTTI related to other factors, which is recognized in OCI, and the remaining OTTI, which is recognized in earnings.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
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
See Note 4, Loans and Allowance for Loan Losses, for additional information.
Loan Commitments and Related Financial Instruments – Financial instruments include off-balance sheet credit commitments issued to meet customer financing needs, such as commitments to make loans and commercial letters of credit. These financial instruments are recorded when they are funded. The face amount represents the exposure to loss, before considering customer collateral or ability to repay. The Company maintains a reserve for probable losses on off-balance sheet commitments which is included in Other Liabilities.
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market and retains the servicing of those loans. At December 31, 2017 and 2016, the balance of loans serviced for others totaled $334,802,000 and $328,701,000.
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
Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs totaled $2,897,000 and $2,835,000 at December 31, 2017 and December 31, 2016, and are included in Other Assets.
Foreclosed Real Estate – Real estate property acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is usually determined based on an independent third party appraisal of the property or occasionally on a recent sales offer. Costs to maintain foreclosed real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Foreclosed real estate totaled $961,000 and $346,000 at December 31, 2017 and 2016 and is included in Other Assets.
Investments in Real Estate Partnerships – The Company has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when criteria are met, which is limited to one investment entered into in 2015. Other investments are accounted for under the equity method of accounting. The investment in these real estate partnerships, included in Other Assets, totaled $4,416,000 and $4,909,000 at December 31, 2017 and 2016, of which $1,776,000 and $1,993,000 are accounted for under the proportional amortization method.
Equity method losses totaled $277,000, $350,000 and $384,000 for the years ended December 31, 2017, 2016 and 2015 and are included in other noninterest income. Proportional amortization method losses totaled of $217,000, $191,000 and $22,000 for the years ended December 31, 2017, 2016 and 2015 and are included in income tax expense. During 2017, 2016 and 2015, the Company recognized federal tax credits from these projects totaling $1,010,000, $736,000 and $475,000, which are included in income tax expense.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $631,000, $763,000 and $723,000 for the years ended December 31, 2017, 2016 and 2015.
Repurchase Agreements – The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities which are included in short-term borrowings. Under these agreements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these Repurchase Agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated balance sheets, while the securities underlying the Repurchase Agreements remaining are reflected in AFS securities. The repurchase obligation and underlying securities are not offset or netted. The Company does not enter into reverse Repurchase Agreements, so there is no offsetting to be performed with Repurchase Agreements.
The right of setoff for a Repurchase Agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the Repurchase Agreement should the Company be in default (e.g., fail to make an interest payment to the counterparty). For the Repurchase Agreements, the collateral is held by the Company in a segregated custodial account under a third party agreement. Repurchase agreements are secured by GSE MBSs and mature overnight.
Share Compensation Plans – The Company has share compensation plans that cover employees and non-employee directors. Compensation expense relating to share-based payment transactions is measured based on the grant date fair value of the share award, including a Black-Scholes model for stock options. Compensation expense for all share awards is calculated and recognized over the employees’ or non-employee directors' service period, generally defined as the vesting period.
Income Taxes – Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of enacted tax law to taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
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

Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. OCI is limited to unrealized gains (losses) on securities available for sale for all years presented. Unrealized gains (losses) on securities available for sale, net of tax, was the sole component of AOCI at December 31, 2017 and 2016 and totaled $2,845,000 and $(1,165,000).
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
Recent Accounting Pronouncements - ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  A substantial portion of the Company's revenue is generated from interest income related to loans and investment securities, which are not within the scope of ASU 2014-09. The Company's evaluation of the impact of changes for in-scope items within noninterest income, including service charges on deposit accounts and trust and investment management income, has not identified any significant impact on our consolidated financial statements. ASU 2014-09 was effective for the Company on January 1, 2018 and did not have a significant impact on our consolidated financial statements.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 was effective for the Company on January 1, 2018 and did not have a significant impact on our consolidated financial statements.

ASU 2016-02, Leases (Topic 842). ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Notwithstanding the foregoing, in January 2018, the FASB issued a proposal to provide an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company anticipates that the impact on its consolidated balance sheet will result in an increase in assets and liabilities for its right of use assets and related lease liabilities for those leases that are outstanding at the date of adoption, however, it does not anticipate it will have a material impact on its results of operations. Management is evaluating other effects of this standard on the Company's consolidated financial position and regulatory capital.
ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled, eliminating additional paid-in capital pools. The adoption of these changes by the Company on January 1, 2017 did not have a material impact on our financial position or results of operations.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements. In that regard, the Company has formed a cross-functional working group, under the direction of the Chief Financial Officer and the Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. We are currently developing an implementation plan to include, but not limited to, an assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs. We have selected a third-party vendor solution to assist us in the application of ASU 2016-13. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of the Company's loan and securities portfolios as well as the prevailing economic conditions and forecasts at the adoption date.
ASU 2016-15, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for the Company on January 1, 2018 and did have a significant impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for the Company on January 1, 2020, with earlier adoption permitted, and is not expected to have a material impact on the Company's consolidated financial statements.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 shortens the amortization period of certain callable debt securities held at a premium to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. Management does not anticipate ASU 2017-08 will have a material impact on the Company's consolidated financial statements.

ASU 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 was effective for the Company on January 1, 2018 and did not have a significant impact on our consolidated financial statements.

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows entities to reclassify from AOCI to retained earnings the 'stranded' tax effects of accounting for income tax rate changes on items accounted for in AOCI which were impacted by tax reform enacted in December 2017. The impact of tax rate changes is recorded in income and items accounted for in AOCI could be left with such a stranded tax effect that could have those items appear to not reflect the appropriate tax rate. The FASB's changes are intended to improve the usefulness of information reported to financial statement users. The changes are effective for years beginning after December 31, 2018, with early adoption permitted. We elected to adopt the changes in December 2017. The amount transferred from AOCI to retained earnings totaled $229,000 and represented the impact of the Tax Law rate change to 21% at the date of enactment for the unrealized gains and losses on securities accounted for in AOCI.

NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS
Cash on hand or on deposit with the Federal Reserve Bank or other correspondent banks, totaling $1,395,000 and $4,371,000 at December 31, 2017 and 2016, was required to meet regulatory reserve and clearing requirements.
Balances with correspondent banks may, at times, exceed federally insured limits; however the Company considers this to be a normal business risk. The Company reviews correspondent banks' financial condition on a quarterly basis.

NOTE 3. SECURITIES AVAILABLE FOR SALE
The following table summarizes amortized cost and fair value of AFS securities at December 31, 2017 and 2016 and the corresponding amounts of gross unrealized gains and losses recognized in AOCI. At December 31, 2017 and 2016 all investment securities were classified as AFS.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
States and political subdivisions	$153,803	$6,133	$478	$159,458
GSE residential MBSs	48,600	930	0	49,530
GSE residential CMOs	113,658	296	2,835	111,119
Private label residential CMOs	999	4	0	1,003
Private label commercial CMOs	7,809	0	156	7,653
Asset-backed	86,787	69	425	86,431
Total debt securities	411,656	7,432	3,894	415,194
Equity securities	50	64	0	114
Totals	$411,706	$7,496	$3,894	$415,308
December 31, 2016
U.S. Government Agencies	$39,569	$147	$124	$39,592
States and political subdivisions	163,677	1,782	1,177	164,282
GSE residential MBSs	116,022	928	6	116,944
GSE residential CMOs	72,411	240	3,268	69,383
GSE commercial CMOs	5,148	0	292	4,856
Private label residential CMOs	5,042	0	36	5,006
Total debt securities	401,869	3,097	4,903	400,063
Equity securities	50	41	0	91
Totals	$401,919	$3,138	$4,903	$400,154

The following table summarizes AFS securities with unrealized losses at December 31, 2017 and 2016, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
December 31, 2017
States and political subdivisions	7	$24,577	$473	1	$5,585	$5	8	$30,162	$478
GSE residential CMOs	4	25,155	914	5	37,459	1,921	9	62,614	2,835
Private label commercial CMOs	2	7,653	156	0	0	0	2	7,653	156
Asset-backed	6	60,006	425	0	0	0	6	60,006	425
Totals	19	$117,391	$1,968	6	$43,044	$1,926	25	$160,435	$3,894
December 31, 2016
U.S. Government Agencies	6	$10,710	$23	2	$13,531	$101	8	$24,241	$124
States and political subdivisions	25	58,924	610	1	5,075	567	26	63,999	1,177
GSE residential MBSs	1	5,034	6	0	0	0	1	5,034	6
GSE residential CMOs	6	59,534	3,264	1	634	4	7	60,168	3,268
GSE commercial CMOs	1	4,856	292	0	0	0	1	4,856	292
Private label residential CMOs	0	0	0	3	5,005	36	3	5,005	36
Totals	39	$139,058	$4,195	7	$24,245	$708	46	$163,303	$4,903
U.S. Government Agencies and GSE Securities. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2017 or at December 31, 2016.
State and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2017 or at December 31, 2016.
Private Label Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2017 or at December 31, 2016.
Private Label Commercial CMOs and Asset-backed. The unrealized losses presented in the table above have been caused by the bid ask spread, widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2017 or at December 31, 2016.

The following table summarizes amortized cost and fair value of AFS securities at December 31, 2017 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$0	$0
Due after one year through five years	8,712	8,929
Due after five years through ten years	49,958	51,188
Due after ten years	95,133	99,341
MBSs and CMOs	171,066	169,305
Asset-backed	86,787	86,431
Total debt securities	411,656	415,194
Equity securities	50	114
Totals	$411,706	$415,308
The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the years ended December 31, 2017, 2016, and 2015.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

Proceeds from sale of AFS securities	$162,320	$64,742	$65,611
Gross gains	1,477	1,468	1,948
Gross losses	287	48	24
AFS securities with a fair value of $319,907,000 and $317,282,000 at December 31, 2017 and December 31, 2016 were pledged to secure public funds and for other purposes as required or permitted by law.
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
Home equity loans, including term loans and lines of credit, present a slightly higher risk to the Company than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner occupied residential property, but can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The creditworthiness of the borrower is considered including credit scores and debt-to-income ratios.
Installment and other loans’ credit risk are mitigated through prudent underwriting standards, including evaluation of the creditworthiness of the borrower through credit scores and debt-to-income ratios and, if secured, the collateral value of the assets. These loans can be unsecured or secured by assets the value of which may depreciate quickly or may fluctuate, and may present a greater risk to the Company than 1-4 family residential loans.

The following table presents the loan portfolio, excluding residential LHFS, broken out by classes at December 31, 2017 and December 31, 2016.

(Dollars in thousands)	2017	2016
Commercial real estate:
Owner-occupied	$116,811	$112,295
Non-owner occupied	244,491	206,358
Multi-family	53,634	47,681
Non-owner occupied residential	77,980	62,533
Acquisition and development:
1-4 family residential construction	11,730	4,663
Commercial and land development	19,251	26,085
Commercial and industrial	115,663	88,465
Municipal	42,065	53,741
Residential mortgage:
First lien	162,509	139,851
Home equity – term	11,784	14,248
Home equity – lines of credit	132,192	120,353
Installment and other loans	21,902	7,118
	$1,010,012	$883,391

In order to monitor ongoing risk associated with its loan portfolio and specific loans within the segments, management uses an internal grading system. The first several rating categories, representing the lowest risk to the Bank, are combined and given a “Pass” rating. Management generally follows regulatory definitions in assigning criticized ratings to loans, including "Special Mention," "Substandard," "Doubtful" or "Loss." The Special Mention category includes loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Bank's position at some future date. These assets pose elevated risk, but their weakness does not yet justify a more severe, or classified rating. Substandard loans are classified as they have a well-defined weakness, or weaknesses that jeopardize liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans include loans that management has determined not to be impaired, as well as loans considered to be impaired. A Doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as Loss is deferred. Loss loans are considered uncollectible, as the borrowers are often in bankruptcy, have suspended debt repayments, or have ceased business operations. Once a loan is classified as Loss, there is little prospect of collecting the loan’s principal or interest and it is charged-off.
The Company has a loan review policy and program which is designed to identify and monitor risk in the lending function. The ERM Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Company's loan portfolio. This includes the monitoring of the lending activities of all Company personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. A loan review program provides the Company with an independent review of the loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.
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

The following summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2017 and 2016:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
December 31, 2017
Commercial real estate:
Owner-occupied	$113,240	$413	$1,921	$1,237	$0	$116,811
Non-owner occupied	235,919	0	4,507	4,065	0	244,491
Multi-family	48,603	4,113	753	165	0	53,634
Non-owner occupied residential	76,373	142	1,084	381	0	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	492	0	11,730
Commercial and land development	18,635	5	611	0	0	19,251
Commercial and industrial	113,162	2,151	0	350	0	115,663
Municipal	42,065	0	0	0	0	42,065
Residential mortgage:
First lien	158,673	0	0	3,836	0	162,509
Home equity – term	11,762	0	0	22	0	11,784
Home equity – lines of credit	131,585	80	60	467	0	132,192
Installment and other loans	21,891	0	0	11	0	21,902
	$983,146	$6,904	$8,936	$11,026	$0	$1,010,012
December 31, 2016
Commercial real estate:
Owner-occupied	$103,652	$5,422	$2,151	$1,070	$0	$112,295
Non-owner occupied	190,726	4,791	10,105	736	0	206,358
Multi-family	42,473	4,222	787	199	0	47,681
Non-owner occupied residential	59,982	949	1,150	452	0	62,533
Acquisition and development:
1-4 family residential construction	4,560	103	0	0	0	4,663
Commercial and land development	25,435	10	639	1	0	26,085
Commercial and industrial	87,588	251	32	594	0	88,465
Municipal	53,741	0	0	0	0	53,741
Residential mortgage:
First lien	135,558	0	0	4,293	0	139,851
Home equity – term	14,155	0	0	93	0	14,248
Home equity – lines of credit	119,681	82	61	529	0	120,353
Installment and other loans	7,112	0	0	6	0	7,118
	$844,663	$15,830	$14,925	$7,973	$0	$883,391
For commercial real estate, acquisition and development and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are deemed impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios and any TDRs are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. Updated fair values are incorporated into the impairment analysis in the next reporting period.
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
At December 31, 2017 and 2016, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loans’ impairment were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
Updated appraisals are generally required every 18 months for classified commercial loans in excess of $250,000. The “as is" value provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances dictate that another value provided by the appraiser is more appropriate.
Generally, impaired commercial loans secured by real estate, other than performing TDRs, are measured at fair value using certified real estate appraisals that had been completed within the last 18 months. Appraised values are discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are:

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
The Company distinguishes Substandard loans on both an impaired and nonimpaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. A Substandard classification does not automatically meet the definition of impaired. Loss potential, while existing in the aggregate amount of Substandard loans, does not have to exist in individual extensions of credit classified Substandard. As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development and commercial and industrial loans rated Substandard to be collectively, as opposed to individually, evaluated for impairment. Although the Company believes these loans meet the definition of Substandard, they are generally performing and management has concluded that it is likely we will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2017 and 2016. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and a partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2017
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,237	$2,479
Non-owner occupied	0	0	0	4,065	4,856
Multi-family	0	0	0	165	352
Non-owner occupied residential	0	0	0	381	669
Acquisition and development:
1-4 family residential construction	0	0	0	492	492
Commercial and industrial	0	0	0	350	495
Residential mortgage:
First lien	872	872	42	2,964	3,706
Home equity—term	0	0	0	22	27
Home equity—lines of credit	0	0	0	467	628
Installment and other loans	9	9	9	2	33
	$881	$881	$51	$10,145	$13,737
December 31, 2016
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,070	$2,236
Non-owner occupied	0	0	0	736	1,323
Multi-family	0	0	0	199	368
Non-owner occupied residential	0	0	0	452	706
Acquisition and development:
Commercial and land development	0	0	0	1	16
Commercial and industrial	0	0	0	594	715
Residential mortgage:
First lien	643	643	43	3,650	4,399
Home equity—term	0	0	0	93	103
Home equity—lines of credit	0	0	0	529	659
Installment and other loans	0	0	0	6	34
	$643	$643	$43	$7,330	$10,559

The following table summarizes the average recorded investment in impaired loans and related recognized interest income for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,000	$6	$1,758	$0	$2,613	$0
Non-owner occupied	392	0	6,831	0	3,470	0
Multi-family	182	0	216	0	402	0
Non-owner occupied residential	418	0	645	0	1,020	0
Acquisition and development:
1-4 family residential construction	154	0	0	0	0	0
Commercial and land development	0	0	3	0	266	137
Commercial and industrial	413	0	575	0	1,208	0
Residential mortgage:
First lien	4,012	58	4,525	33	4,644	37
Home equity – term	61	0	98	0	130	0
Home equity – lines of credit	488	2	455	0	571	0
Installment and other loans	10	0	12	0	22	0
	$7,130	$66	$15,118	$33	$14,346	$174
The following table presents impaired loans that are TDRs, with the recorded investment at December 31, 2017 and December 31, 2016.

	2017		2016
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	1	$52	0	$0
Residential mortgage:
First lien	11	1,102	8	896
Home equity - lines of credit	1	29	1	34
	13	1,183	9	930
Nonaccruing:
Commercial real estate:
Owner-occupied	1	57	0	0
Residential mortgage:
First lien	8	715	12	1,035
Installment and other loans	1	3	1	6
	10	775	13	1,041
	23	$1,958	22	$1,971

There were no restructured loans for the years ended December 31, 2017, 2016, and 2015 that were modified as TDRs within the previous 12 months which were in payment default.

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the years ended December 31, 2017, 2016, and 2015:

(Dollars in thousands)	Number of Contracts	Pre- Modification Investment Balance	Post- Modification Investment Balance
December 31, 2017
Commercial real estate:
Owner occupied	2	$119	$119

December 31, 2016
Commercial real estate:
Non-owner occupied	1	$6,095	$6,095
Residential mortgage:
First lien	2	265	265
Home equity - lines of credit	1	34	34
	4	$6,394	$6,394
December 31, 2015
Residential mortgage:
First lien	1	$59	$59
The loans presented in the table above were considered TDRs a result of the Company agreeing to below market interest rates given the risk of the transaction; allowing the loan to remain on interest only status; or a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For TDRs in default of their modified terms, impairment is generally determined on a collateral dependent approach, except for accruing residential mortgage TDRs, which are generally on the discounted cash flow approach. Certain loans modified during a period may no longer be outstanding at the end of the period if the loan was paid off.
No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at December 31, 2017 and 2016:

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2017
Commercial real estate:
Owner-occupied	$115,605	$4	$17	$0	$21	$1,185	$116,811
Non-owner occupied	240,426	0	0	0	0	4,065	244,491
Multi-family	53,469	0	0	0	0	165	53,634
Non-owner occupied residential	77,454	145	0	0	145	381	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	0	0	492	11,730
Commercial and land development	19,226	25	0	0	25	0	19,251
Commercial and industrial	115,312	1	0	0	1	350	115,663
Municipal	42,065	0	0	0	0	0	42,065
Residential mortgage:
First lien	155,387	3,333	1,055	0	4,388	2,734	162,509
Home equity – term	11,753	9	0	0	9	22	11,784
Home equity – lines of credit	131,208	474	72	0	546	438	132,192
Installment and other loans	21,749	141	1	0	142	11	21,902
	$994,892	$4,132	$1,145	$0	$5,277	$9,843	$1,010,012
December 31, 2016
Commercial real estate:
Owner-occupied	$111,225	$0	$0	$0	$0	$1,070	$112,295
Non-owner occupied	205,622	0	0	0	0	736	206,358
Multi-family	47,482	0	0	0	0	199	47,681
Non-owner occupied residential	62,081	0	0	0	0	452	62,533
Acquisition and development:
1-4 family residential construction	4,548	115	0	0	115	0	4,663
Commercial and land development	26,084	0	0	0	0	1	26,085
Commercial and industrial	87,871	0	0	0	0	594	88,465
Municipal	53,741	0	0	0	0	0	53,741
Residential mortgage:
First lien	135,499	628	328	0	956	3,396	139,851
Home equity – term	14,155	0	0	0	0	93	14,248
Home equity – lines of credit	119,733	125	0	0	125	495	120,353
Installment and other loans	7,090	20	2	0	22	6	7,118
	$875,131	$888	$330	$0	$1,218	$7,042	$883,391

The Company maintains its ALL at a level management believes adequate for probable incurred credit losses. The ALL is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the ALL utilizing a defined methodology which considers specific credit evaluation of impaired loans as discussed above, past loan loss historical experience, and qualitative factors. Management believes its approach properly addresses relevant accounting guidance for loans individually identified as impaired and for loans collectively evaluated for impairment, and other bank regulatory guidance.
In connection with its quarterly evaluation of the adequacy of the ALL, management reviews its methodology to determine if it properly addresses the current risk in the loan portfolio. For each loan class, general allowances based on quantitative factors, principally historical loss trends, are provided for loans that are collectively evaluated for impairment. An adjustment to historical loss factors may be incorporated for delinquency and other potential risk not elsewhere defined within the ALL methodology.
In addition to this quantitative analysis, adjustments to the ALL requirements are allocated on loans collectively evaluated for impairment based on additional qualitative factors, including:
Nature and Volume of Loans – including loan growth in the current and subsequent quarters based on the Company’s targeted growth and strategic plan, coupled with the types of loans booked based on risk management and credit culture; the number of exceptions to loan policy; and supervisory loan to value exceptions.
Concentrations of Credit and Changes within Credit Concentrations – including the composition of the Company’s overall portfolio makeup and management's evaluation related to concentration risk management and the inherent risk associated with the concentrations identified.
Underwriting Standards and Recovery Practices – including changes to underwriting standards and perceived impact on anticipated losses; trends in the number of exceptions to loan policy; supervisory loan to value exceptions; and administration of loan recovery practices.
Delinquency Trends – including delinquency percentages noted in the portfolio relative to economic conditions; severity of the delinquencies; and whether the ratios are trending upwards or downwards.
Classified Loans Trends – including internal loan ratings of the portfolio; severity of the ratings; whether the loan segment’s ratings show a more favorable or less favorable trend; and underlying market conditions and impact on the collateral values securing the loans.
Experience, Ability and Depth of Management/Lending staff – including the years’ experience of senior and middle management and the lending staff; turnover of the staff; and instances of repeat criticisms of ratings.
Quality of Loan Review – including the years of experience of the loan review staff; in-house versus outsourced provider of review; turnover of staff and the perceived quality of their work in relation to other external information.
National and Local Economic Conditions – including trends in the consumer price index, unemployment rates, the housing price index, housing statistics compared to the prior year, bankruptcy rates, regulatory and legal environment risks and competition.

The following table presents activity in the ALL for the years ended December 31, 2017, 2016 and 2015.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2017
Balance, beginning of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	38	(167)	333	30	234	531	174	705	61	1,000
Charge-offs	(835)	0	(85)	0	(920)	(180)	(166)	(346)	0	(1,266)
Recoveries	30	4	124	0	158	70	59	129	0	287
Balance, end of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
December 31, 2016
Balance, beginning of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	107	(270)	129	(4)	(38)	532	116	648	(360)	250
Charge-offs	(872)	0	(79)	0	(951)	(577)	(194)	(771)	0	(1,722)
Recoveries	412	0	12	0	424	154	101	255	0	679
Balance, end of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
December 31, 2015
Balance, beginning of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(1,020)	(440)	249	(125)	(1,336)	1,122	55	1,177	(444)	(603)
Charge-offs	(711)	(22)	(115)	0	(848)	(592)	(62)	(654)	0	(1,502)
Recoveries	152	615	72	0	839	78	9	87	0	926
Balance, end of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568

The following table summarizes the ending loan balances individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at December 31, 2017 and 2016:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2017
Loans allocated by:
Individually evaluated for impairment	$5,848	$492	$350	$0	$6,690	$4,325	$11	$4,336	$0	$11,026
Collectively evaluated for impairment	487,068	30,489	115,313	42,065	674,935	302,160	21,891	324,051	0	998,986
	$492,916	$30,981	$115,663	$42,065	$681,625	$306,485	$21,902	$328,387	$0	$1,010,012
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,763	417	1,446	84	8,710	3,358	202	3,560	475	12,745
	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
December 31, 2016
Loans allocated by:
Individually evaluated for impairment	$2,457	$1	$594	$0	$3,052	$4,915	$6	$4,921	$0	$7,973
Collectively evaluated for impairment	426,410	30,747	87,871	53,741	598,769	269,537	7,112	276,649	0	875,418
	$428,867	$30,748	$88,465	$53,741	$601,821	$274,452	$7,118	$281,570	$0	$883,391
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$43	$0	$43	$0	$43
Collectively evaluated for impairment	7,530	580	1,074	54	9,238	2,936	144	3,080	414	12,732
	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
During the year ended December 31, 2016, the Company sold one note of classified loan relationships with an aggregate carrying balance of $5,946,000 to a third party. Cash proceeds totaled $5,100,000. The $846,000 difference between the carrying balances of the note sold and the cash received was recorded as a charge-off to the ALL.
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
The following table presents activity in loans to related parties during 2017.

(Dollars in thousands)

Balance, beginning of year	$677
New loans	311
Repayments	(315)
Balance, end of year	$673

NOTE 6. PREMISES AND EQUIPMENT
The following table summarizes premises and equipment at December 31.

(Dollars in thousands)	2017	2016

Land	$7,664	$7,717
Buildings and improvements	31,154	30,626
Leasehold improvements	2,482	1,719
Furniture and equipment	22,023	21,032
Construction in progress	89	68
	63,412	61,162
Less accumulated depreciation and amortization	28,603	26,291
	$34,809	$34,871
Depreciation expense totaled $2,650,000, $2,311,000, and $2,310,000 for the years ended December 31, 2017, 2016 and 2015.
During 2016, $5,600,000 of premises and equipment, predominantly furniture and equipment, was identified as retired from active use. The Company recorded a loss of $147,000 in connection with this retirement.
The Company leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under operating lease agreements which expire at various times through 2027. Rent expense charged to operations in connection with these leases totaled $639,000, $601,000 and $435,000 for the years ended December 31, 2017, 2016 and 2015.
The following table summarizes minimum rental commitments under operating leases with maturities in excess of one year at December 31, 2017.

Due in Years Ending December 31
(Dollars in thousands)
2018	$574
2019	528
2020	496
2021	334
2022	230
Thereafter	474
$2,636
NOTE 7. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2014.
The following table summarizes income tax expense for years ended December 31.

(Dollars in thousands)	2017	2016	2015
Current expense	$1,260	$1,498	$837
Deferred expense (benefit)	443	(232)	797
Expense due to enactment of federal tax reform legislation	2,635	0	0
Income tax expense	$4,338	$1,266	$1,634

The following table reconciles the effective income tax rate to the statutory federal rate for years ended December 31.

	2017	2016	2015

Statutory federal tax rate	34.0%	34.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest income	(13.0)%	(16.0)%	(11.3)%
Earnings from life insurance	(2.4)%	(4.7)%	(3.8)%
Disallowed interest expense	1.0%	1.0%	0.4%
Low-income housing credits and related expense	(4.6)%	(7.2)%	(5.0)%
Regulatory settlement	0.0%	4.3%	0.0%
Change in statutory federal tax rate	0.0%	2.3%	0.0%
Expense due to enactment of federal tax reform legislation	21.2%	0.0%	0.0%
Other	(1.3)%	2.3%	1.9%
Effective income tax rate	34.9%	16.0%	17.2%
Income tax expense includes $405,000, $483,000 and $673,000 related to net security gains for the years ended December 31, 2017, 2016, and 2015.
Effective January 1, 2016, the Company changed its statutory federal tax rate from 35% to 34% to reflect its assessment that it will not be in the higher tax bracket. As a result, income tax expense for 2016 increased $185,000 due to the application of the new rate to existing deferred balances.
On December 22, 2017, federal tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted. Among other things, the Tax Act reduced the Company's statutory federal tax rate from 34% to 21% effective January 1, 2018. As a result, we were required to remeasure, through income tax expense, certain deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The remeasurement of our net deferred tax asset resulted in additional federal deferred tax expense of $2,635,000, which is included in total tax expense for 2017. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided for a measurement period that should not extend beyond one year from the Tax Act's enactment date for companies to complete the accounting under ASC 740, Income Taxes. In remeasuring our net deferred tax asset, we estimated the income in 2017 for our limited partnership investments in affordable housing real estate partnerships and interest income on nonperforming loans. Any adjustment between our estimates and the actual amounts determined during the measurement period are not expected to have a material impact to the consolidated financial statements.
The Company's deferred tax assets related to low-income housing credit and alternative minimum tax credit carryforwards were not impacted by the change in statutory tax rate, as they are treated as payments on future federal income taxes due and are not subject to remeasurement. However, the Tax Act did change alternative minimum tax credit carryforwards to be refundable credits. To reflect this change, the Company reclassed its alternative minimum tax credit carryforwards, totaling $5,343,000 at December 31, 2017, from deferred tax assets to other assets in the consolidated balance sheets.
There were no penalties or interest related to income taxes recorded in the income statement for the years ended December 31, 2017, 2016 and 2015 and no amounts accrued for penalties as of December 31, 2017 and 2016.

The following table summarizes deferred tax assets and liabilities at December 31.

(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,919	$4,725
Deferred compensation	355	545
Retirement plans and salary continuation	1,301	1,942
Share-based compensation	597	583
Off-balance sheet reserves	207	313
Nonaccrual loan interest	258	370
Net unrealized losses on securities available for sale	0	600
Goodwill	39	92
Bonus accrual	25	236
Low-income housing credit carryforward	2,313	1,983
Alternative minimum tax credit carryforward	0	4,048
Net operating loss carryforward	0	2,520
Other	390	479
Total deferred tax assets	8,404	18,436
Deferred tax liabilities:
Depreciation	488	771
Net unrealized gains on securities available for sale	757	0
Mortgage servicing rights	536	777
Purchase accounting adjustments	251	435
Other	122	195
Total deferred tax liabilities	2,154	2,178
Net deferred tax asset, included in Other Assets	$6,250	$16,258
At December 31, 2017, the Company has low-income housing credit carryforwards that expire through 2037. Deferred tax assets are recognized for these carryforwards because the benefit is more likely than not to be realized.
NOTE 8. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for employees who meet the plan's eligibility requirements. Substantially all of the Company’s employees are covered by the plan, which contains limited match or safe harbor provisions. Employer contributions to the plan are based on the performance of the Company and are at the discretion of the Board of Directors. Employer contribution expense totaled $432,000, $334,000 and $361,000 for the years ended December 31, 2017, 2016, and 2015.
The Company has deferred compensation agreements with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit beginning at age 65. The arrangement is funded by an amount of life insurance on the participating director, which is calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $94,000 and $105,000 at December 31, 2017 and 2016. Expense for this plan totaled $11,000, $12,000 and $12,000 for the years ended December 31, 2017, 2016, and 2015.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Bank’s OFA division or recognized as a liability. The trust account balance totaled $1,571,000 and $1,483,000 at December 31, 2017 and 2016 and is offset by other liabilities in the same amount. Expense for these plans totaled $10,000, $15,000 and $30,000, for the years ended December 31, 2017, 2016, and 2015.
In addition, the Company has two supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $6,109,000 and $5,662,000 at December 31, 2017 and 2016. Expense for these plans totaled $739,000, $727,000 and $626,000, for the years ended December 31, 2017, 2016, and 2015.
The Company has promised a continuation of life insurance coverage to certain persons post-retirement. The estimated present value of future benefits to be paid totaled $937,000 and $860,000 at December 31, 2017 and 2016. Expense for this plan totaled $77,000, $61,000 and $129,000 for the years ended December 31, 2017, 2016, and 2015.
Life insurance policy cash values and trust account balances, and estimated present values of future benefits and deferred compensation liabilities, noted above are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 9. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under its shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. Under the Plan, 381,920 shares of the common stock of the Company were reserved to be issued. At December 31, 2017, 82,277 shares were available to be issued.
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
The following table presents a summary of nonvested restricted shares activity for 2017.

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	227,337	$16.88
Granted	67,753	22.52
Forfeited	(13,079)	18.36
Vested	(13,600)	17.95
Nonvested shares, end of year	268,411	$18.18
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested for the years ended December 31, 2017, 2016, and 2015.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

Restricted share award expense	$1,369	$941	$732
Restricted share award tax benefit	465	320	256
Fair value of shares vested	303	237	43
At December 31, 2017 and 2016, unrecognized compensation expense related to the share awards totaled $2,035,000, and $2,169,000. The unrecognized compensation expense at December 31, 2017 is expected to be recognized over a weighted-average period of 1.8 years.

The following table presents a summary of outstanding stock options activity for 2017.

	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	80,370	$27.37
Forfeited	(1,300)	21.14
Expired	(19,487)	32.33
Options outstanding and exercisable, end of year	59,583	$25.89
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at December 31, 2017.

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	33,699	2.36	$21.49
$25.00 - $29.99	2,792	2.25	25.76
$30.00 - $34.99	15,744	0.47	30.10
$35.00 - $37.59	7,348	1.52	37.08
$21.14 - $37.59	59,583	1.75	$25.89
Outstanding and exercisable options had an intrinsic value of $127,000 at December 31, 2017 and $39,000 at December 31, 2016.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At December 31, 2017, 179,372 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
(Dollars in thousands except share information)	2017	2016	2015

Shares purchased	6,632	6,334	6,305
Weighted average price of shares purchased	$20.57	$16.64	$15.83
Compensation expense recognized	17	17	8
Tax benefits	6	6	3
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 10. DEPOSITS
The following table summarizes deposits by type at December 31.

	2017	2016
(Dollars in thousands)
Noninterest-bearing	$162,343	$150,747
NOW and money market	687,936	613,232
Savings	95,148	91,706
Time (less than $250,000)	252,200	277,899
Time ($250,000 or more)	21,888	18,868
Total	$1,219,515	$1,152,452
The following table summarizes scheduled maturities of time deposits for years ending December 31.

(Dollars in thousands)
2018	$107,765
2019	88,028
2020	71,149
2021	4,547
2022	1,722
Thereafter	877
$274,088
Brokered time deposits totaled $96,368,000 and $85,994,000 at December 31, 2017 and 2016. Management evaluates brokered deposits as a funding option, taking into consideration regulatory views on such deposits as non-core funding sources. Time deposits that meet or exceed the FDIC limit of $250,000 at December 31, 2017 totaled $21,888,000.
The Company accepts deposits of officers and directors of the Company on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. Deposits of officers and directors and their related interests totaled $3,723,000 and $2,826,000 at December 31, 2017 and 2016.
NOTE 11. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability, including short-term borrowings from the FHLB, federal funds purchased and the FRB discount window.
The following table summarizes the use of these short-term borrowings at and for the years ended December 31.

(Dollars in thousands)	2017	2016	2015

Balance at year-end	$50,000	$52,000	$60,000
Weighted average interest rate at year-end	1.21%	0.76%	0.53%
Average balance during the year	$54,610	$17,841	$55,106
Average interest rate during the year	1.08%	0.61%	0.43%
Maximum month-end balance during the year	$72,000	$52,000	$83,500

In addition, the Company has repurchase agreements with certain of its deposit customers. The Company is required to hold U.S. Treasury, U.S. Agency or U.S. GSE securities as underlying securities for Repurchase Agreements. The following table summarizes the use of securities sold under agreements to repurchase at and for the years ended December 31.

(Dollars in thousands)	2017	2016	2015

Balance at year-end	$43,576	$35,864	$29,156
Weighted average interest rate at year-end	0.56%	0.20%	0.20%
Average balance during the year	$43,205	$38,546	$30,156
Average interest rate during the year	0.45%	0.20%	0.20%
Maximum month-end balance during the year	$55,270	$52,693	$37,558
Fair value of securities underlying the agreements at year-end	53,485	56,201	35,470
Federal funds purchased and securities sold under agreements to repurchase generally mature within one day from the transaction date.
NOTE 12. LONG-TERM DEBT
At December 31, the Company’s long-term debt consisted of the following:

	Amount		Weighted Average rate
(Dollars in thousands)	2017	2016	2017	2016
FHLB fixed rate advances maturing:
2017	$0	$20,000	0.00%	1.00%
2019	40,000	0	1.86%	0.00%
2020	40,350	350	1.76%	7.40%
	80,350	20,350	1.81%	1.11%
FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	3,465	3,813	4.74%	4.74%
Total FHLB Advances	$83,815	$24,163	1.93%	1.68%
Except for amortizing advances, interest only is paid on a quarterly basis.
The following table summarizes the aggregate amount of future principal payments required on these borrowings at December 31, 2017:

Years Ending December 31,
(Dollars in thousands)
2018	$365
2019	40,382
2020	40,751
2021	421
2022	441
Thereafter	1,455
$83,815
The Bank is a member of the FHLB of Pittsburgh and has available the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $517,257,000 at December 31, 2017. The Bank had additional availability of $381,892,000 at the FHLB on

December 31, 2017 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, and non-deposit letters of credit totaling $1,550,000 at December 31, 2017.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $30,000,000, at December 31, 2017. The Company also has a $5,000,000 unsecured line of credit, with a bank, at the prime rate of interest, at December 31, 2017. There were no borrowings under these lines of credit at December 31, 2017 and 2016.
NOTE 13. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At December 31, 2017, approximately 665,000 shares were available to be issued under the plan.
On January 19, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC that provides for up to an aggregate of $100,000,000, through the sale of common stock, preferred stock, warrants, debt securities, and units. To date, the Company has not issued any securities under this shelf registration statement.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks ("Basel III rules"), the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer for the Company was 0.625% for 2016 and 1.25% for 2017, and will be 1.875% for 2018 and 2.50% for 2019 under phase-in rules. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes the Company and the Bank met all applicable capital adequacy requirements at December 31, 2017 .
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents capital amounts and ratios at December 31, 2017 and December 31, 2016.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital to risk weighted assets
Consolidated	$152,386	13.3%	$106,040	9.250%	n/a	n/a
Bank	148,997	13.0%	105,747	9.250%	$114,321	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	138,774	12.1%	83,112	7.250%	n/a	n/a
Bank	135,385	11.8%	82,883	7.250%	91,457	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	138,774	12.1%	65,917	5.750%	n/a	n/a
Bank	135,385	11.8%	65,734	5.750%	74,308	6.5%
Tier 1 Capital to average assets
Consolidated	138,774	8.9%	62,042	4.0%	n/a	n/a
Bank	135,385	8.7%	62,066	4.0%	77,582	5.0%
December 31, 2016
Total Capital to risk weighted assets
Consolidated	$139,033	14.6%	$82,391	8.625%	n/a	n/a
Bank	126,408	13.2%	82,328	8.625%	$95,453	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	127,033	13.3%	63,286	6.625%	n/a	n/a
Bank	114,417	12.0%	63,238	6.625%	76,363	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	127,033	13.3%	48,957	5.125%	n/a	n/a
Bank	114,417	12.0%	48,920	5.125%	62,045	6.5%
Tier 1 Capital to average assets
Consolidated	127,033	9.3%	54,453	4.0%	n/a	n/a
Bank	114,417	8.4%	54,500	4.0%	68,126	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At December 31, 2017, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On January 24, 2018, the Board declared a cash dividend of $0.12 per common share, which was paid on February 9, 2018.
NOTE 14. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES
The Parent Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid from the Bank to the Parent Company without prior approval of regulatory agencies. Accordingly, at December 31, 2017, $15,875,000 was available for dividend distribution from the Bank to the Parent Company in 2018.

Under current Federal Reserve regulations, the Bank is limited in the amount it may lend to the Parent Company and its nonbank subsidiary. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus, and undivided profits, plus the ALL (as defined by regulation). Loans from the Bank to nonbank affiliates, including the Parent Company, are also required to be collateralized according to regulatory guidelines. At December 31, 2017, the maximum amount the Bank has available to loan nonbank affiliates was $14,900,000. At December 31, 2017, there were no loans from the Bank to any nonbank affiliate, including the Parent Company.
NOTE 15. EARNINGS PER SHARE
Earnings per share for the years ended December 31, were as follows:

(In thousands, except per share data)	2017	2016	2015

Net income	$8,090	$6,628	$7,874
Weighted average shares outstanding - basic	8,070	8,059	8,107
Dilutive effect of share-based compensation	156	86	35
Weighted average shares outstanding - diluted	8,226	8,145	8,142
Per share information:
Basic earnings per share	$1.00	$0.82	$0.97
Diluted earnings per share	0.98	0.81	0.97
Average outstanding stock options of 42,000, 90,000 and 109,000 for the years ended December 31, 2017, 2016 and 2015 were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each year above relates principally to restricted stock awards.

NOTE 16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contract, or notional, amounts.

	December 31,
(Dollars in thousands)	2017	2016
Commitments to fund:
Home equity lines of credit	$139,281	$126,811
1-4 family residential construction loans	11,420	7,820
Commercial real estate, construction and land development loans	44,592	43,830
Commercial, industrial and other loans	145,394	111,884
Standby letters of credit	12,273	7,097
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at December 31, 2017 and 2016, for guarantees under standby letters of credit issued was not material.
The Company currently maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities. This reserve totaled $816,000 and $784,000 at December 31, 2017 and 2016. The following table presents the net amount expensed (recovered) for this off-balance sheet credit exposures reserve.

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

Off-balance sheet credit exposures expense (recovery)	$32	$312	$(13)
The Company sells loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $31,977,000 and $35,678,000 at December 31, 2017 and 2016, with limited recourse back to the Company on these loans of $1,135,000 and $1,029,000, respectively. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other expenses. The following table presents the net amounts expensed.

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

MPF program recourse loss expense	$25	$18	$127
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
The Company had no fair value liabilities measured on a recurring basis at December 31, 2017 or 2016. The following table summarizes assets measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2017
AFS Securities:
States and political subdivisions	$0	$159,458	$0	$159,458
GSE residential MBSs	0	49,530	0	49,530
GSE residential CMOs	0	111,119	0	111,119
Private label residential CMOs	0	1,003	0	1,003
Private label commercial CMOs	0	7,653	0	7,653
Asset-backed	0	86,431	0	86,431
Total debt securities	0	415,194	0	415,194
Equity securities	0	114	0	114
Totals	$0	$415,308	$0	$415,308
December 31, 2016
AFS Securities:
U.S. Government Agencies	$0	$39,592	$0	$39,592
States and political subdivisions	0	164,282	0	164,282
GSE residential MBSs	0	116,944	0	116,944
GSE residential CMOs	0	69,383	0	69,383
GSE commercial CMOs	0	4,856	0	4,856
Private label residential CMOs	0	5,006	0	5,006
Total debt securities	0	400,063	0	400,063
Equity securities	0	91	0	91
Totals	$0	$400,154	$0	$400,154
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral-

dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $2,266,000 and $1,967,000 at December 31, 2017 and 2016. Changes in the fair value of impaired loans for those still held at December 31 considered in the determination as to the provision for loan losses, totaled $867,000, $268,000 and $888,000 for the years ended December 31, 2017, 2016, and 2015.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value OREO at the lower of cost or fair value on properties held at December 31, 2017 and 2016 were $0 and $43,000. Changes in the fair value of foreclosed real estate for those still held at December 31 charged to OREO totaled $0, $43,000, and $32,000 for the years ending December 31, 2017, 2016, and 2015.
The following table summarizes assets measured at fair value on a nonrecurring basis at December 31, 2017 and December 31, 2016.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2017
Impaired Loans
Commercial real estate:
Owner-occupied	$0	$0	$430	$430
Non-owner occupied	0	0	4,066	4,066
Multi-family	0	0	165	165
Non-owner occupied residential	0	0	344	344
Commercial and industrial	0	0	53	53
Residential mortgage:
First lien	0	0	1,951	1,951
Home equity - lines of credit	0	0	161	161
Installment and other loans	0	0	3	3
Total impaired loans	$0	$0	$7,173	$7,173
December 31, 2016
Impaired loans
Commercial real estate:
Owner-occupied	$0	$0	$777	$777
Non-owner occupied	0	0	736	736
Multi-family	0	0	199	199
Non-owner occupied residential	0	0	409	409
Acquisition and development:
Commercial and land development	0	0	1	1
Commercial and industrial	0	0	66	66
Residential mortgage:
First lien	0	0	1,994	1,994
Home equity - lines of credit	0	0	162	162
Installment and other loans	0	0	6	6
Total impaired loans	$0	$0	$4,350	$4,350

Foreclosed real estate
Residential	$0	$0	$88	$88

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2017
Impaired loans	$7,173	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	7% - 75% discount
			- Management adjustments for liquidation expenses	0% - 20% discount
December 31, 2016
Impaired loans	$4,350	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 75% discount
			- Management adjustments for liquidation expenses	0% - 41% discount
Foreclosed real estate	88	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	13% - 17% discount
			- Management adjustments for liquidation expenses	10% - 18% discount
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

Short-Term Borrowings
The carrying amounts of federal funds purchased; borrowings under Repurchase Agreements; and other short-term borrowings maturing within 90 days approximates fair value. Fair value of other short-term borrowings is estimated using discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements.
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
Off-Balance Sheet Instruments
The Company generally does not charge commitment fees. Fees for standby letters of credit and other off-balance sheet instruments are not significant.

The following table presents estimated fair values of the Company’s financial instruments at December 31.

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets
Cash and due from banks	$21,734	$21,734	$21,734	$0	$0
Interest-bearing deposits with banks	8,073	8,073	8,073	0	0
Restricted investments in bank stock	9,997	n/a	n/a	n/a	n/a
Securities available for sale	415,308	415,308	0	415,308	0
Loans held for sale	6,089	6,272	0	6,272	0
Loans, net of allowance for loan losses	997,216	994,617	0	0	994,617
Accrued interest receivable	5,048	5,048	0	2,580	2,468
Financial Liabilities
Deposits	1,219,515	1,213,288	0	1,213,288	0
Short-term borrowings	93,576	93,576	0	93,576	0
Long-term debt	83,815	83,949	0	83,949	0
Accrued interest payable	495	495	0	495	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2016
Financial Assets
Cash and due from banks	$16,072	$16,072	$16,072	$0	$0
Interest-bearing deposits with banks	14,201	14,201	14,201	0	0
Restricted investments in bank stock	7,970	n/a	n/a	n/a	n/a
Securities available for sale	400,154	400,154	0	400,154	0
Loans held for sale	2,768	2,843	0	2,843	0
Loans, net of allowance for loan losses	870,616	870,470	0	0	870,470
Accrued interest receivable	4,672	4,672	0	2,643	2,029
Financial Liabilities
Deposits	1,152,452	1,149,727	0	1,149,727	0
Short-term borrowings	87,864	87,864	0	87,864	0
Long-term debt	24,163	24,966	0	24,966	0
Accrued interest payable	437	437	0	437	0
Off-balance sheet instruments	0	0	0	0	0

NOTE 18. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash in Orrstown Bank	$703	$10,263
Deposits with other banks	214	307
Total cash	917	10,570
Securities available for sale	114	91
Investment in Orrstown Bank	140,429	121,362
Other assets	3,953	3,519
Total assets	$145,413	$135,542

Liabilities	$648	$683
Shareholders’ Equity
Common stock	435	437
Additional paid-in capital	125,458	124,935
Retained earnings	16,042	11,669
Accumulated other comprehensive income (loss)	2,845	(1,165)
Treasury stock	(15)	(1,017)
Total shareholders’ equity	144,765	134,859
Total liabilities and shareholders’ equity	$145,413	$135,542
Condensed Statements of Income

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income
Dividends from subsidiaries	$0	$2,200	$17,900
Other interest and dividend income	15	38	3
Other income	61	62	35
Total income	76	2,300	17,938
Expenses
Share-based compensation	247	216	135
Management fee to Bank	501	504	500
Other expenses	1,116	2,152	1,720
Total expenses	1,864	2,872	2,355
Income (loss) before income tax benefit and equity in undistributed income (distributions in excess of income) of subsidiaries	(1,788)	(572)	15,583
Income tax benefit	(596)	(606)	(831)
Income (loss) before equity in undistributed income (distributions in excess of income) of subsidiaries	(1,192)	34	16,414
Equity in undistributed income (distributions in excess of income) of subsidiaries	9,282	6,594	(8,540)
Net income	$8,090	$6,628	$7,874

Condensed Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$8,090	$6,628	$7,874
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income taxes	16	4	(53)
Equity in (undistributed income) distributions in excess of income of subsidiaries	(9,282)	(6,594)	8,540
Share-based compensation	247	216	135
Net change in other liabilities	(35)	(6)	17
Other, net	(377)	(849)	(712)
Net cash provided by (used in) operating activities	(1,341)	(601)	15,801
Cash flows from investing activities:
Capital contributed to subsidiaries	(6,100)	0	0
Other, net	0	(500)	0
Net cash used in investing activities	(6,100)	(500)	0
Cash flows from financing activities:
Dividends paid	(3,488)	(2,898)	(1,822)
Proceeds from issuance of common stock	1,276	847	794
Payments to repurchase common stock	0	(631)	(809)
Net cash used in financing activities	(2,212)	(2,682)	(1,837)
Net increase (decrease) in cash	(9,653)	(3,783)	13,964
Cash, beginning	10,570	14,353	389
Cash, ending	$917	$10,570	$14,353

NOTE 19. CONTINGENCIES
The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. Except as described below, in the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.
On May 25, 2012, SEPTA filed a putative class action complaint in the U.S. District Court for the Middle District of Pennsylvania against the Company, the Bank and certain current and former directors and executive officers (collectively, the “Defendants”). The complaint alleges, among other things, that (i) in connection with the Company’s Registration Statement on Form S-3 dated February 23, 2010 and its Prospectus Supplement dated March 23, 2010, and (ii) during the purported class period of March 24, 2010 through October 27, 2011, the Company issued materially false and misleading statements regarding the Company’s lending practices and financial results, including misleading statements concerning the stringent nature of the Bank’s credit practices and underwriting standards, the quality of its loan portfolio, and the intended use of the proceeds from the Company’s March 2010 public offering of common stock. The complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks class certification, unspecified money damages, interest, costs, fees and equitable or injunctive relief. Under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), motions for appointment of Lead Plaintiff in this case were due by July 24, 2012. SEPTA was the sole movant and the Court appointed SEPTA Lead Plaintiff on August 20, 2012.
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
On April 10, 2015, pursuant to Court order, all parties filed supplemental briefs addressing the impact of the U.S. Supreme Court’s March 24, 2015 decision in Omnicare, Inc. v. Laborers District Council Construction Industry Pension Fund on defendants’ motions to dismiss the amended complaint.
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
Document discovery has begun in the case and is ongoing. To date, one deposition, of a non-party, has been concluded.
On December 15, 2017, the Orrstown Defendants and SEPTA exchanged expert reports in opposition to and in support of class certification, respectively. On January 15, 2018, the parties exchanged expert rebuttal reports. SEPTA’s motion for class certification was due March 1, 2018, with the Orrstown Defendants’ opposition due April 2, 2018, and SEPTA’s reply due April 23, 2018.

On February 9, 2018, SEPTA filed a Status Report and Request for a Telephonic Status Conference asking the Court to convene a conference to discuss the status of discovery in the case and possible revisions to the case schedule. On February 12, 2018, the Orrstown Defendants filed their status report to provide the Court with a summary of document discovery in the case to date. On February 27, 2018, SEPTA filed an unopposed motion for a continuance of the existing case deadlines pending a status conference with the Court or the issuance of a revised case schedule. On February 28, 2018, the Court issued an Order continuing all case management deadlines until further order of the Court.
The Company believes that the allegations of SEPTA’s second amended complaint are without merit and intends to vigorously defend itself against those claims. It is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation. The Company incurred indemnification costs totaling $645,000 for the year ended December 31, 2017, with several professional service providers in connection with the SEPTA litigation. These costs are included in legal fees in the consolidated statements of income.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A – CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at December 31, 2017. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2017.

Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2017 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
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
All other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Section 16(a) Beneficial Ownership Reporting Compliance and Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; Involvement in Certain Legal Proceedings; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents equity compensation plan information at December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	49,595	$25.70	82,277
Equity compensation plan not approved by security holders (1)	9,988	26.81	0
Total	59,583	$25.89	82,277

(1)	Awards from the Non-Employee Director Stock Option Plan of 2000. Certain options granted remain outstanding from this plan, however no additional options will be granted under this plan.
All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Certain Beneficial Owners and Management.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 3 – Ratification of the Audit Committee’s Selection of Crowe Horwath LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2018 – Relationship with Independent Registered Public Accounting Firm.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
(3) – Exhibits

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed January 30, 2018.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

10.1(a)	Form of Change in Control Agreement for selected officers – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.1(b)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 8, 2015.

10.1(c)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and David Boyle, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015.

10.1(d)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Philip E. Fague, incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed June 2, 2015.

10.1(e)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Benjamin W. Wallace, incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed June 2, 2015.

10.1(f)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed June 2, 2015.

10.1(g)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Barbara E. Brobst, incorporated by reference to Exhibit 10.10 to the Registrant's Form 8-K filed June 2, 2015.

10.1(h)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 14, 2017.

10.2(a)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.2 (a) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(b)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Phillip E. Fague, incorporated by reference to Exhibit 10.2 (b) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(c)	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.2(d)	Salary Continuation Agreement between Orrstown Bank and David P. Boyle – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 17, 2015.

10.3	Officer group term replacement plan for selected officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.4(a)	Director Retirement Agreement, as amended, between Orrstown Bank and Anthony F. Ceddia, incorporated by reference to Exhibit 10.4(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(b)	Director Retirement Agreement, as amended, between Orrstown Bank and Jeffrey W. Coy, incorporated by reference to Exhibit 10.4(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(c)	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(d)	Director Retirement Agreement, as amended, between Orrstown Bank and Gregory A. Rosenberry, incorporated by reference to Exhibit 10.4(d) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(e)	Director Retirement Agreement, as amended, between Orrstown Bank and Kenneth R. Shoemaker, incorporated by reference to Exhibit 10.4(e) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(f)	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(g)	Director Retirement Agreement, as amended, between Orrstown Bank and John S. Ward, incorporated by reference to Exhibit 10.4(g) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(h)	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.5	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.6	Non-employee director stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.7	Employee stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.8	2011 Orrstown Financial Services, Inc. Stock Incentive Plan – incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed June 3, 2011.

10.9(a)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 8, 2015.

10.9(b)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and David Boyle, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 2, 2015.

10.9(c)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Philip E. Fague, incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 2, 2015.

10.9(d)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Benjamin W. Wallace, incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed June 2, 2015.

10.9(e)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed June 2, 2015.

10.9(f)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Barbara E. Brobst, incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K filed June 2, 2015.

10.9(g)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 14, 2017.

10.10	Brick Plan – Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.11	Form of Executive Employment Agreement for selected officers – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 22, 2010.

10.12(a)	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.12(b)	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.14	Form of Restricted Share Grant Agreement, issued to certain employees on August 15, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed November 7, 2014.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
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

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 9, 2018	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2018
Thomas R. Quinn, Jr.
/s/ David P. Boyle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2018
David P. Boyle

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 9, 2018
Joel R. Zullinger

/s/ Jeffrey W. Coy	Vice Chairman of the Board and Director	March 9, 2018
Jeffrey W. Coy

/s/ Dr. Anthony F. Ceddia	Secretary of the Board and Director	March 9, 2018
Dr. Anthony F. Ceddia

/s/ Cindy J. Joiner	Director	March 9, 2018
Cindy J. Joiner

/s/ Mark K. Keller	Director	March 9, 2018
Mark K. Keller

/s/ Thomas D. Longenecker	Director	March 9, 2018
Thomas D. Longenecker

/s/ Andrea Pugh	Director	March 9, 2018
Andrea Pugh

/s/ Gregory A. Rosenberry	Director	March 9, 2018
Gregory A. Rosenberry

/s/ Eric A. Segal	Director	March 9, 2018
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 9, 2018
Glenn W. Snoke

/s/ Floyd E. Stoner	Director	March 9, 2018
Floyd E. Stoner