Form 10-Q
period 2018-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2018-05-08
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of April 30, 2018: 8,413,314.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiaries (interchangeable with "Orrstown” below)
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income (loss)
OFA	Orrstown Financial Advisors, the trade name for the Bank's Trust Department
OREO	Other real estate owned (foreclosed real estate)
Orrstown	Orrstown Financial Services, Inc. and subsidiaries
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank and Wheatland Advisors, Inc.
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
Repurchase Agreements	Securities sold under agreements to repurchase
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TDR	Troubled debt restructuring
Wheatland	Wheatland Advisors, Inc., the Registered Investment Advisor subsidiary of Orrstown Financial Services, Inc.
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share information)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$14,848	$21,734
Interest-bearing deposits with banks	15,324	8,073
Cash and cash equivalents	30,172	29,807
Restricted investments in bank stocks	12,122	9,997
Securities available for sale	454,800	415,308
Loans held for sale	3,659	6,089
Loans	1,044,114	1,010,012
Less: Allowance for loan losses	(13,000)	(12,796)
Net loans	1,031,114	997,216
Premises and equipment, net	34,387	34,809
Cash surrender value of life insurance	34,682	33,570
Accrued interest receivable	4,902	5,048
Other assets	30,068	27,005
Total assets	$1,635,906	$1,558,849
Liabilities
Deposits:
Noninterest-bearing	$172,496	$162,343
Interest-bearing	1,127,018	1,057,172
Total deposits	1,299,514	1,219,515
Short-term borrowings	93,731	93,576
Long-term debt	83,725	83,815
Accrued interest and other liabilities	16,380	17,178
Total liabilities	1,493,350	1,414,084
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,423,779 and 8,347,856 shares issued; 8,412,314 and 8,347,039 shares outstanding	438	435
Additional paid - in capital	125,988	125,458
Retained earnings	18,667	16,042
Accumulated other comprehensive income (loss)	(2,238)	2,845
Treasury stock—common, 11,465 and 817 shares, at cost	(299)	(15)
Total shareholders’ equity	142,556	144,765
Total liabilities and shareholders’ equity	$1,635,906	$1,558,849
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands, except per share information)	March 31, 2018	March 31, 2017
Interest and dividend income
Interest and fees on loans	$11,056	$9,204
Interest and dividends on investment securities
Taxable	2,293	1,827
Tax-exempt	871	781
Short-term investments	55	18
Total interest and dividend income	14,275	11,830
Interest expense
Interest on deposits	1,824	1,326
Interest on short-term borrowings	363	172
Interest on long-term debt	404	95
Total interest expense	2,591	1,593
Net interest income	11,684	10,237
Provision for loan losses	200	0
Net interest income after provision for loan losses	11,484	10,237
Noninterest income
Service charges on deposit accounts	1,418	1,358
Other service charges, commissions and fees	249	209
Trust and investment management income	1,668	1,446
Brokerage income	558	467
Mortgage banking activities	635	503
Earnings on life insurance	277	268
Other income	81	81
Investment securities gains	816	3
Total noninterest income	5,702	4,335
Noninterest expenses
Salaries and employee benefits	8,022	7,400
Occupancy	798	757
Furniture and equipment	919	736
Data processing	619	511
Telephone and communication	196	122
Automated teller and interchange fees	171	178
Advertising and bank promotions	382	387
FDIC insurance	166	137
Legal fees	66	153
Other professional services	303	355
Directors' compensation	251	242
Collection and problem loan	57	75
Real estate owned	25	20
Taxes other than income	251	228
Other operating expenses	843	845
Total noninterest expenses	13,069	12,146
Income before income tax expense	4,117	2,426
Income tax expense	492	424
Net income	$3,625	$2,002
Per share information:
Basic earnings per share	$0.45	$0.25
Diluted earnings per share	0.44	0.24
Dividends per share	0.12	0.10
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Net income	$3,625	$2,002
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	(5,619)	1,620
Reclassification adjustment for gains realized in net income	(816)	(3)
Net unrealized gains (losses)	(6,435)	1,617
Tax effect	1,352	(550)
Total other comprehensive income (loss), net of tax and reclassification adjustments	(5,083)	1,067
Total comprehensive income (loss)	$(1,458)	$3,069
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended March 31, 2018 and 2017
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2017	$437	$124,935	$11,669	$(1,165)	$(1,017)	$134,859
Net income	0	0	2,002	0	0	2,002
Total other comprehensive income, net of taxes	0	0	0	1,067	0	1,067
Cash dividends ($0.10 per share)	0	0	(823)	0	0	(823)
Share-based compensation plans:
Issuance of stock (6,268 common shares forfeited and 53,367 treasury shares issued), including compensation expense of $303	(3)	(570)	0	0	937	364
Balance, March 31, 2017	$434	$124,365	$12,848	$(98)	$(80)	$137,469

Balance, January 1, 2018	$435	$125,458	$16,042	$2,845	$(15)	$144,765
Net income	0	0	3,625	0	0	3,625
Total other comprehensive loss, net of taxes	0	0	0	(5,083)	0	(5,083)
Cash dividends ($0.12 per share)	0	0	(1,000)	0	0	(1,000)
Share-based compensation plans:
Issuance of stock (75,923 net common shares issued and 10,648 net treasury shares acquired), including compensation expense of $480	3	530	0	0	(284)	249
Balance, March 31, 2018	$438	$125,988	$18,667	$(2,238)	$(299)	$142,556
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net income	$3,625	$2,002
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	501	1,314
Depreciation and amortization	869	895
Provision for loan losses	200	0
Share-based compensation	480	303
Gain on sales of loans originated for sale	(513)	(393)
Mortgage loans originated for sale	(18,091)	(16,048)
Proceeds from sales of loans originated for sale	20,943	15,647
Net gain on disposal of OREO	0	(7)
Writedown of OREO	0	3
Net gain on disposal of premises and equipment	(5)	(41)
Deferred income taxes	269	365
Investment securities gains	(816)	(3)
Earnings on cash surrender value of life insurance	(277)	(268)
Decrease in accrued interest receivable	146	568
Decrease in accrued interest payable and other liabilities	(41)	(56)
Other, net	(2,331)	(349)
Net cash provided by operating activities	4,959	3,932
Cash flows from investing activities
Proceeds from sales of available for sale securities	62,577	35,072
Maturities, repayments and calls of available for sale securities	3,111	6,322
Purchases of available for sale securities	(111,300)	(64,535)
Net (purchases) redemptions of restricted investments in bank stocks	(2,125)	546
Net increase in loans	(34,552)	(18,738)
Purchases of bank premises and equipment	(245)	(667)
Proceeds from disposal of OREO	0	137
Proceeds from disposal of bank premises and equipment	7	83
Purchases of bank owned life insurance	(900)	0
Net cash used in investing activities	(83,427)	(41,780)
Cash flows from financing activities
Net increase in deposits	79,999	31,424
Net increase (decrease) in borrowings with original maturities less than 90 days	40,155	(44,450)
Proceeds from other short-term borrowings	0	70,000
Payments on other short-term borrowings	(40,000)	0
Payments on long-term debt	(90)	(20,086)
Dividends paid	(1,000)	(823)
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(307)	0
Proceeds from issuance of treasury stock for option exercises and employee stock purchase plan	76	61
Net cash provided by financing activities	78,833	36,126
Net increase (decrease) in cash and cash equivalents	365	(1,722)
Cash and cash equivalents at beginning of period	29,807	30,273
Cash and cash equivalents at end of period	$30,172	$28,551
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,631	$1,523
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	$408	$691
The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.
Nature of Operations – Orrstown Financial Services, Inc. and subsidiaries is a financial holding company that operates Orrstown Bank, a commercial bank with banking and financial advisory offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Washington County, Maryland and Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster, Pennsylvania. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company also provides investment and brokerage services through OFA. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2017 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2017 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications.
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
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer lending to customers primarily in its market area of Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry, and York Counties, Pennsylvania, and in Washington County, Maryland. Therefore the Company's exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, sales finance, sub-dividers and developers, and multi-family, hospitality, and residential building operators. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
The types of securities the Company invests in are included in Note 2, Securities Available for Sale, and the type of lending the Company engages in are included in Note 3, Loans and Allowance for Loan Losses.
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
Securities – The Company typically classifies debt securities as available for sale on the date of purchase. At March 31, 2018 and December 31, 2017, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
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
Allowance for Loan Losses – The ALL is evaluated on at least a quarterly basis, as losses are estimated to be probable and incurred, and, if deemed necessary, is increased through a provision for loan losses charged to earnings. Loan losses are charged against the ALL when management determines that all or a portion of the loan is uncollectible. Recoveries on previously charged-off loans are credited to the ALL when received. The ALL is allocated to loan portfolio classes on a quarterly basis, but the entire balance is available to cover losses from any of the portfolio classes when those losses are confirmed.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market and retains the servicing of those loans. At March 31, 2018 and December 31, 2017, the balance of loans serviced for others totaled $334,625,000 and $334,802,000.
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

Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs totaled $2,883,000 and $2,897,000 at March 31, 2018 and December 31, 2017, and are included in Other Assets.
Foreclosed Real Estate – Real estate property acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is usually determined based on an independent third party appraisal of the property or occasionally on a recent sales offer. Costs to maintain foreclosed real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Foreclosed real estate totaled $1,329,000 and $961,000 at March 31, 2018 and December 31, 2017 and is included in Other Assets.
Investments in Real Estate Partnerships – The Company has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment entered into in 2015. Other investments are accounted for under the equity method of accounting. The investment in these real estate partnerships, included in Other Assets, totaled $4,282,000 and $4,416,000 at March 31, 2018 and December 31, 2017, of which $1,723,000 and $1,776,000 are accounted for under the proportional amortization method.
Equity method losses totaled $81,000 and $89,000 for the three months ended March 31, 2018 and 2017, and are included in other noninterest income. Proportional amortization method losses totaled $53,000 for the three months ended March 31, 2018 and 2017 and are included in income tax expense. The Company recognized federal tax credits from these projects totaling $144,000, and $253,000 during the three months ended March 31, 2018 and 2017, which are included in income tax expense.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $65,000 and $103,000 for the three months ended March 31, 2018 and 2017.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. OCI is limited to unrealized gains (losses) on securities available for sale for all years presented. Unrealized gains (losses) on securities available for sale, net of tax, was the sole component of AOCI at March 31, 2018 and December 31, 2017.
Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 9, Fair Value. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Segment Reporting – The Company operates in one significant segment – Community Banking. The Company’s non-community banking activities, principally related to Wheatland, are insignificant to the consolidated financial statements.
Recent Accounting Pronouncements - ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments (collectively “ASC 606”). The majority of the Company's revenue comes from interest income, including loans and securities, that are outside the scope of ASC 606. The Company's services that fall within the scope of ASC 606 are presented within noninterest income on the consolidated statements of income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposit accounts, income from fiduciary investment management and brokerage activities and interchange fees from service charges on ATM and debit card transactions. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. Our adoption of ASU 2016-01 on January 1, 2018, did not have a material effect on our consolidated financial condition or results of operations. In accordance with (iv) above, the Company measured fair value of its loan portfolio at March 31, 2018 using an exit price methodology as indicated in Note 9, Fair Value.

ASU 2016-02, Leases (Topic 842). ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Notwithstanding the foregoing, in January 2018, the FASB issued a proposal to provide an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company anticipates that the impact on its consolidated balance sheet will result in an increase in assets and liabilities for its right of use assets and related lease liabilities for those leases that are outstanding at the date of adoption, however, it does not anticipate it will have a material impact on its results of operations. Management is evaluating other effects of this standard on our consolidated financial position and regulatory capital.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements. In that regard, the Company has formed a cross-functional working group, under the direction of the Chief Financial Officer and the Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. We are currently developing an implementation plan to include, but not limited to, an assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs. We have selected a third-party vendor solution to assist us in the application of ASU 2016-13. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of the Company's loan and securities portfolios, as well as the prevailing economic conditions and forecasts, at the adoption date.
ASU 2016-15, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted ASU 2016-18 with no material impact on our consolidated financial condition or results of operations.
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

ASU 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. On January 1, 2018, the Company adopted ASU 2017-09 with no material impact on our consolidated financial condition or results of operations.

NOTE 2. SECURITIES AVAILABLE FOR SALE
The following table summarizes amortized cost and fair value of AFS securities at March 31, 2018 and December 31, 2017, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI. At March 31, 2018 and December 31, 2017, all investment securities were classified as AFS.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
States and political subdivisions	$181,682	$2,755	$1,644	$182,793
GSE residential CMOs	120,291	156	3,492	116,955
Private label residential CMOs	849	4	0	853
Private label commercial CMOs	12,914	0	225	12,689
Asset-backed and other	141,897	164	551	141,510
Totals	$457,633	$3,079	$5,912	$454,800
December 31, 2017
States and political subdivisions	$153,803	$6,133	$478	$159,458
GSE residential MBSs	48,600	930	0	49,530
GSE residential CMOs	113,658	296	2,835	111,119
Private label residential CMOs	999	4	0	1,003
Private label commercial CMOs	7,809	0	156	7,653
Asset-backed and other	86,837	133	425	86,545
Totals	$411,706	$7,496	$3,894	$415,308

The following table summarizes AFS securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
March 31, 2018
States and political subdivisions	27	$56,735	$1,500	1	$5,434	$144	28	$62,169	$1,644
GSE residential CMOs	3	50,240	1,074	6	36,768	2,418	9	87,008	3,492
Private label commercial CMOs	4	12,689	225	0	0	0	4	12,689	225
Asset-backed	6	70,290	551	0	0	0	6	70,290	551
Totals	40	$189,954	$3,350	7	$42,202	$2,562	47	$232,156	$5,912
December 31, 2017
States and political subdivisions	7	$24,577	$473	1	$5,585	$5	8	$30,162	$478
GSE residential CMOs	4	25,155	914	5	37,459	1,921	9	62,614	2,835
Private label commercial CMOs	2	7,653	156	0	0	0	2	7,653	156
Asset-backed	6	60,006	425	0	0	0	6	60,006	425
Totals	19	$117,391	$1,968	6	$43,044	$1,926	25	$160,435	$3,894

States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2018 or at December 31, 2017.

GSE Securities. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2018 or at December 31, 2017.

Private Label Commercial CMOs and Asset-backed. The unrealized losses presented in the table above have been caused by the bid ask spread, widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2018 or at December 31, 2017.

The following table summarizes amortized cost and fair value of AFS securities at March 31, 2018 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due after one year through five years	$9,852	$9,990
Due after five years through ten years	51,527	51,672
Due after ten years	120,303	121,131
CMOs	134,054	130,497
Asset-backed and other	141,897	141,510
	$457,633	$454,800

The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Proceeds from sale of AFS securities	$62,577	$35,072
Gross gains	841	153
Gross losses	25	150

AFS securities with a fair value of $253,524,000 and $319,907,000 at March 31, 2018 and December 31, 2017 were pledged to secure public funds and for other purposes as required or permitted by law.

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
The Company has various types of commercial real estate loans which have differing levels of credit risk. Owner occupied commercial real estate loans are generally dependent upon the successful operation of the borrower’s business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy.

Non-owner occupied and multi-family commercial real estate loans and non-owner occupied residential loans present a different credit risk to the Company than owner occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinders the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Company generally recognizes that greater risk is inherent in these credit relationships as compared to owner occupied loans mentioned above.
Acquisition and development loans consist of 1-4 family residential construction and commercial and land development loans. The risk of loss on these loans is largely dependent on the Company’s ability to assess the property’s value at the completion of the project, which should exceed the property’s construction costs. During the construction phase, a number of factors could potentially negatively impact the collateral value, including cost overruns, delays in completing the project, competition, and real estate market conditions which may change based on the supply of similar properties in the area. In the event the collateral value at the completion of the project is not sufficient to cover the outstanding loan balance, the Company must rely upon other repayment sources, including, if any, the guarantors of the project or other collateral securing the loan.
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
The Company originates loans to its retail customers, including fixed-rate and adjustable first lien mortgage loans with the underlying 1-4 family owner occupied residential property securing the loan. The Company’s risk exposure is minimized in these types of loans through the evaluation of the creditworthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards which limit the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.
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

The following table presents the loan portfolio, excluding residential LHFS, broken out by classes at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial real estate:
Owner occupied	$119,657	$116,811
Non-owner occupied	247,097	244,491
Multi-family	53,812	53,634
Non-owner occupied residential	79,269	77,980
Acquisition and development:
1-4 family residential construction	9,408	11,730
Commercial and land development	30,003	19,251
Commercial and industrial	128,076	115,663
Municipal	41,679	42,065
Residential mortgage:
First lien	165,499	162,509
Home equity - term	11,380	11,784
Home equity - lines of credit	132,684	132,192
Installment and other loans	25,550	21,902
	$1,044,114	$1,010,012

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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2018
Commercial real estate:
Owner occupied	$116,088	$2,070	$219	$1,280	$0	$119,657
Non-owner occupied	238,650	0	4,471	3,976	0	247,097
Multi-family	47,445	5,466	744	157	0	53,812
Non-owner occupied residential	77,079	644	1,180	366	0	79,269
Acquisition and development:
1-4 family residential construction	8,867	340	0	201	0	9,408
Commercial and land development	29,395	4	604	0	0	30,003
Commercial and industrial	125,688	2,051	0	337	0	128,076
Municipal	41,679	0	0	0	0	41,679
Residential mortgage:
First lien	162,062	0	0	3,347	90	165,499
Home equity - term	11,360	0	0	20	0	11,380
Home equity - lines of credit	132,019	79	60	526	0	132,684
Installment and other loans	25,540	0	0	2	8	25,550
	$1,015,872	$10,654	$7,278	$10,212	$98	$1,044,114
December 31, 2017
Commercial real estate:
Owner occupied	$113,240	$413	$1,921	$1,237	$0	$116,811
Non-owner occupied	235,919	0	4,507	4,065	0	244,491
Multi-family	48,603	4,113	753	165	0	53,634
Non-owner occupied residential	76,373	142	1,084	381	0	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	492	0	11,730
Commercial and land development	18,635	5	611	0	0	19,251
Commercial and industrial	113,162	2,151	0	350	0	115,663
Municipal	42,065	0	0	0	0	42,065
Residential mortgage:
First lien	158,673	0	0	3,836	0	162,509
Home equity - term	11,762	0	0	22	0	11,784
Home equity - lines of credit	131,585	80	60	467	0	132,192
Installment and other loans	21,891	0	0	11	0	21,902
	$983,146	$6,904	$8,936	$11,026	$0	$1,010,012
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
At March 31, 2018 and December 31, 2017, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loans’ impairment were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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

The following table summarizes impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at March 31, 2018 and December 31, 2017. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and the partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2018
Commercial real estate:
Owner occupied	$0	$0	$0	$1,280	$2,547
Non-owner occupied	0	0	0	3,976	4,856
Multi-family	0	0	0	157	348
Non-owner occupied residential	0	0	0	366	661
Acquisition and development:
1-4 family residential construction	0	0	0	201	201
Commercial and industrial	0	0	0	337	488
Residential mortgage:
First lien	890	890	43	2,547	3,287
Home equity - term	0	0	0	20	26
Home equity - lines of credit	72	72	8	454	623
Installment and other loans	8	9	8	2	34
	$970	$971	$59	$9,340	$13,071
December 31, 2017
Commercial real estate:
Owner occupied	$0	$0	$0	$1,237	$2,479
Non-owner occupied	0	0	0	4,065	4,856
Multi-family	0	0	0	165	352
Non-owner occupied residential	0	0	0	381	669
Acquisition and development:
1-4 family residential construction	0	0	0	492	492
Commercial and industrial	0	0	0	350	495
Residential mortgage:
First lien	872	872	42	2,964	3,706
Home equity - term	0	0	0	22	27
Home equity - lines of credit	0	0	0	467	628
Installment and other loans	9	9	9	2	33
	$881	$881	$51	$10,145	$13,737

The following table summarize the average recorded investment in impaired loans and related recognized interest income for the three months ended March 31, 2018 and 2017.

	2018		2017
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended March 31,
Commercial real estate:
Owner occupied	$1,245	$1	$1,092	$0
Non-owner occupied	4,021	0	552	0
Multi-family	161	0	195	0
Non-owner occupied residential	374	0	446	0
Acquisition and development:
1-4 family residential construction	286	0	0	0
Commercial and industrial	343	0	512	0
Residential mortgage:
First lien	3,741	15	4,351	8
Home equity - term	21	0	96	0
Home equity - lines of credit	496	0	523	0
Installment and other loans	11	0	6	0
	$10,699	$16	$7,773	$8

The following table presents impaired loans that are TDRs, with the recorded investment at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$47	1	$52
Residential mortgage:
First lien	11	1,092	11	1,102
Home equity - lines of credit	1	27	1	29
	13	1,166	13	1,183
Nonaccruing:
Commercial real estate:
Owner occupied	1	54	1	57
Residential mortgage:
First lien	8	701	8	715
Installment and other loans	1	2	1	3
	10	757	10	775
	23	$1,923	23	$1,958

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances.

	2018			2017
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended March 31,
Commercial real estate:
Owner occupied	0	$0	$0	1	$63	$63

There were no restructured loans at March 31, 2018 and December 31, 2017 that were modified as TDRs within the previous 12 months which were in payment default.
The loans presented in the table above were considered TDRs as a result of the Company agreeing to below market interest rates given the risk of the transaction; allowing the loan to remain on interest only status; or a reduction in interest rates, in order to give the borrowers an opportunity to improve their cash flows. For TDRs in default of their modified terms, impairment is generally determined on a collateral dependent approach, except for accruing residential mortgage TDRs, which are generally on the discounted cash flow approach. Certain loans modified during a period may no longer be outstanding at the end of the period if the loan was paid off.
No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at March 31, 2018 and December 31, 2017.

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2018
Commercial real estate:
Owner occupied	$118,424	$0	$0	$0	$0	$1,233	$119,657
Non-owner occupied	243,121	0	0	0	0	3,976	247,097
Multi-family	53,655	0	0	0	0	157	53,812
Non-owner occupied residential	78,654	249	0	0	249	366	79,269
Acquisition and development:
1-4 family residential construction	9,207	0	0	0	0	201	9,408
Commercial and land development	30,003	0	0	0	0	0	30,003
Commercial and industrial	127,739	0	0	0	0	337	128,076
Municipal	41,679	0	0	0	0	0	41,679
Residential mortgage:
First lien	161,980	1,034	140	0	1,174	2,345	165,499
Home equity - term	11,351	9	0	0	9	20	11,380
Home equity - lines of credit	131,558	217	410	0	627	499	132,684
Installment and other loans	25,518	22	0	0	22	10	25,550
	$1,032,889	$1,531	$550	$0	$2,081	$9,144	$1,044,114
December 31, 2017
Commercial real estate:
Owner occupied	$115,605	$4	$17	$0	$21	$1,185	$116,811
Non-owner occupied	240,426	0	0	0	0	4,065	244,491
Multi-family	53,469	0	0	0	0	165	53,634
Non-owner occupied residential	77,454	145	0	0	145	381	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	0	0	492	11,730
Commercial and land development	19,226	25	0	0	25	0	19,251
Commercial and industrial	115,312	1	0	0	1	350	115,663
Municipal	42,065	0	0	0	0	0	42,065
Residential mortgage:
First lien	155,387	3,333	1,055	0	4,388	2,734	162,509
Home equity - term	11,753	9	0	0	9	22	11,784
Home equity - lines of credit	131,208	474	72	0	546	438	132,192
Installment and other loans	21,749	141	1	0	142	11	21,902
	$994,892	$4,132	$1,145	$0	$5,277	$9,843	$1,010,012

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

The following table presents the activity in the ALL for the three months ended March 31, 2018 and 2017.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	7	92	144	(1)	242	(35)	7	(28)	(14)	200
Charge-offs	0	0	0	0	0	0	(71)	(71)	0	(71)
Recoveries	0	1	0	0	1	17	57	74	0	75
Balance, end of period	$6,770	$510	$1,590	$83	$8,953	$3,382	$204	$3,586	$461	$13,000
March 31, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(524)	(68)	198	52	(342)	243	1	244	98	0
Charge-offs	(45)	0	(55)	0	(100)	0	(29)	(29)	0	(129)
Recoveries	2	1	1	0	4	7	11	18	0	22
Balance, end of period	$6,963	$513	$1,218	$106	$8,800	$3,229	$127	$3,356	$512	$12,668
The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at March 31, 2018 and December 31, 2017:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2018
Loans allocated by:
Individually evaluated for impairment	$5,779	$201	$337	$0	$6,317	$3,983	$10	$3,993	$0	$10,310
Collectively evaluated for impairment	494,056	39,210	127,739	41,679	702,684	305,580	25,540	331,120	0	1,033,804
	$499,835	$39,411	$128,076	$41,679	$709,001	$309,563	$25,550	$335,113	$0	$1,044,114
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$51	$8	$59	$0	$59
Collectively evaluated for impairment	6,770	510	1,590	83	8,953	3,331	196	3,527	461	12,941
	$6,770	$510	$1,590	$83	$8,953	$3,382	$204	$3,586	$461	$13,000
December 31, 2017
Loans allocated by:
Individually evaluated for impairment	$5,848	$492	$350	$0	$6,690	$4,325	$11	$4,336	$0	$11,026
Collectively evaluated for impairment	487,068	30,489	115,313	42,065	674,935	302,160	21,891	324,051	0	998,986
	$492,916	$30,981	$115,663	$42,065	$681,625	$306,485	$21,902	$328,387	$0	$1,010,012
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,763	417	1,446	84	8,710	3,358	202	3,560	475	12,745
	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796

NOTE 4. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2014.
The following table summarizes income tax expense for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Current expense	$223	$59
Deferred expense	269	365
Income tax expense	$492	$424

Income tax expense includes $171,000 and $1,000 related to net security gains for the three months ended March 31, 2018 and 2017.
The base federal statutory rate used in determining the estimated annual effective tax rate for the quarter ended March 31, 2018 is 21% and for March 31, 2017 was 34%. The 21% base federal statutory rate became effective for the Company on January 1, 2018, as a result of federal tax reform legislation enacted in December 2017. SEC Staff Accounting Bulletin No. 118, issued in December 2017, provided for a measurement period that should not extend beyond one year from the tax reform legislation's enactment date for companies to complete the accounting under ASC 740, Income Taxes. In measuring the impact of the tax reform legislation on our net deferred tax asset in 2017, we estimated the income in 2017 for our limited partnership investments in affordable housing real estate partnerships and interest income on nonperforming loans. Any adjustment between our estimates and the actual amounts determined during the measurement period are not expected to have a material impact to our consolidated financial statements.
The following table summarizes deferred tax assets and liabilities at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Deferred tax assets:
Allowance for loan losses	$2,962	$2,919
Deferred compensation	354	355
Retirement plans and salary continuation	1,328	1,301
Share-based compensation	643	597
Off-balance sheet reserves	193	207
Nonaccrual loan interest	280	258
Net unrealized losses on securities available for sale	595	0
Goodwill	34	39
Bonus accrual	127	25
Low-income housing credit carryforward	1,868	2,313
Other	309	390
Total deferred tax assets	8,693	8,404
Deferred tax liabilities:
Depreciation	447	488
Net unrealized gains on securities available for sale	0	757
Mortgage servicing rights	543	536
Purchase accounting adjustments	247	251
Other	123	122
Total deferred tax liabilities	1,360	2,154
Net deferred tax asset, included in Other Assets	$7,333	$6,250
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
At March 31, 2018, the Company had low-income housing credit carryforwards that expire through 2037.

NOTE 5. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At March 31, 2018, 381,920 shares of the common stock of the Company were reserved to be issued and 8,493 shares were available to be issued. At the 2018 Annual Meeting of Shareholders on May 1, 2018, the Company's shareholders approved an increase in the number of shares available for issuance to 881,920 shares and extended the term of the 2011 Plan to May 31, 2028, subject to any future extensions.
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
The following table presents a summary of nonvested restricted shares activity for the three months ended March 31, 2018.

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	268,411	$18.18
Granted	74,017	25.65
Forfeited	(233)	17.69
Vested	(15,257)	17.26
Nonvested shares, at period end	326,938	$19.91
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Restricted share award expense	$477	$296
Restricted share award tax benefit	100	101
Fair value of shares vested	397	0
The unrecognized compensation expense related to the share awards totaled $3,268,000 at March 31, 2018 and $2,035,000 at December 31, 2017. The unrecognized compensation expense at March 31, 2018 is expected to be recognized over a weighted-average period of 2.2 years.
The following table presents a summary of outstanding stock options activity for the three months ended March 31, 2018.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	59,583	$25.89
Forfeited	(880)	27.55
Exercised	(300)	21.14
Options outstanding and exercisable, at period end	58,403	$25.89

The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at March 31, 2018.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$21.14 - $24.99	32,999	2.06	$21.49
$25.00 - $29.99	2,792	2.01	25.76
$30.00 - $34.99	15,464	0.22	30.11
$35.00 - $37.59	7,148	1.23	37.09
$21.14 - $37.59	58,403	1.47	$25.89
Outstanding and exercisable options had an intrinsic value of $88,000 at March 31, 2018 and $127,000 at December 31, 2017.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At March 31, 2018, 176,416 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(Dollars in thousands except share information)	2018	2017
Shares purchased	2,956	3,114
Weighted average price of shares purchased	$23.47	$19.71
Compensation expense recognized	4	7
Tax benefits	1	2
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 6. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks ("Basel III rules"), the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer for the Company was 1.25% for 2017, is 1.875% for 2018 and will be 2.50% for 2019 under phase-in rules. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes the Company and the Bank met all applicable capital adequacy requirements at March 31, 2018.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents capital amounts and ratios at March 31, 2018 and December 31, 2017.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital to risk weighted assets
Consolidated	$155,894	13.2%	$116,411	9.875%	n/a	n/a
Bank	152,642	13.0%	116,357	9.875%	$117,830	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	142,062	12.1%	92,834	7.875%	n/a	n/a
Bank	138,810	11.8%	92,791	7.875%	94,264	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	142,062	12.1%	75,152	6.375%	n/a	n/a
Bank	138,810	11.8%	75,117	6.375%	76,590	6.5%
Tier 1 Capital to average assets
Consolidated	142,062	8.9%	63,794	4.0%	n/a	n/a
Bank	138,810	8.7%	63,810	4.0%	79,763	5.0%
December 31, 2017
Total Capital to risk weighted assets
Consolidated	$152,386	13.3%	$106,040	9.250%	n/a	n/a
Bank	148,997	13.0%	105,747	9.250%	$114,321	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	138,774	12.1%	83,112	7.250%	n/a	n/a
Bank	135,385	11.8%	82,883	7.250%	91,457	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	138,774	12.1%	65,917	5.750%	n/a	n/a
Bank	135,385	11.8%	65,734	5.750%	74,308	6.5%
Tier 1 Capital to average assets
Consolidated	138,774	8.9%	62,042	4.0%	n/a	n/a
Bank	135,385	8.7%	62,066	4.0%	77,582	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At March 31, 2018, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On April 18, 2018, the Board declared a cash dividend of $0.13 per common share, which was paid on May 2, 2018 to shareholders of record at April 24, 2018.

NOTE 7. EARNINGS PER SHARE
The following table presents earnings per share for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Net income	$3,625	$2,002
Weighted average shares outstanding - basic	8,082	8,060
Dilutive effect of share-based compensation	186	138
Weighted average shares outstanding - diluted	8,268	8,198
Per share information:
Basic earnings per share	$0.45	$0.25
Diluted earnings per share	0.44	0.24

Average outstanding stock options of 26,000 and 49,000 for the three months ended March 31, 2018 and 2017, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contract or Notional Amount
(Dollars in thousands)	March 31, 2018	December 31, 2017
Commitments to fund:
Home equity lines of credit	$147,667	$139,281
1-4 family residential construction loans	13,679	11,420
Commercial real estate, construction and land development loans	36,406	44,592
Commercial, industrial and other loans	136,545	145,394
Standby letters of credit	13,806	12,273
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at March 31, 2018 and December 31, 2017, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities. This reserve totaled $832,000 and $816,000 at March 31, 2018 and December 31, 2017. The following table presents the net amount expensed (recovered) for the off-balance sheet credit exposures reserve for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Off-balance sheet credit exposures expense (recovery)	$16	$(95)
The Company sells loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $31,659,000 and $31,977,000 at March 31, 2018 and December 31, 2017, with limited recourse back to the Company on these loans of $1,135,000 at each period end. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other expenses. The following table presents the net amounts expensed (recovered) for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
MPF program recourse loss expense (recovery)	$(79)	$9
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
The Company had no fair value liabilities measured on a recurring basis at March 31, 2018 and December 31, 2017. The following table summarizes assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2018
AFS Securities:
States and political subdivisions	$0	$182,793	$0	$182,793
GSE residential CMOs	0	116,955	0	116,955
Private label residential CMOs	0	853	0	853
Private label commercial CMOs	0	12,689	0	12,689
Asset-backed and other	0	141,510	0	141,510
Totals	$0	$454,800	$0	$454,800

December 31, 2017
AFS Securities:
States and political subdivisions	$0	$159,458	$0	$159,458
GSE residential MBSs	0	49,530	0	49,530
GSE residential CMOs	0	111,119	0	111,119
Private label residential CMOs	0	1,003	0	1,003
Private label commercial CMOs	0	7,653	0	7,653
Asset-backed and other	0	86,545	0	86,545
Totals	$0	$415,308	$0	$415,308
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $2,238,000 and $2,266,000 at March 31, 2018 and December 31, 2017. The following table presents changes in the fair value for impaired loans still held at March 31, considered in the determination of the provision for loan losses, for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Changes in fair value of impaired loans still held	$8	$89

Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were no specific charges to value OREO at the lower of cost or fair value on properties held at March 31, 2018 and December 31, 2017. The following table summarizes changes in the fair value of OREO for properties still held at March 31, charged to real estate expenses, for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Changes in fair value of OREO still held	$0	$3
The following table summarizes assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2018
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$393	$393
Non-owner occupied	0	0	3,976	3,976
Multi-family	0	0	156	156
Non-owner occupied residential	0	0	330	330
Commercial and industrial	0	0	49	49
Residential mortgage:
First lien	0	0	1,778	1,778
Home equity - lines of credit	0	0	222	222
Installment and other loans	0	0	2	2
Total impaired loans	$0	$0	$6,906	$6,906
December 31, 2017
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$430	$430
Non-owner occupied	0	0	4,066	4,066
Multi-family	0	0	165	165
Non-owner occupied residential	0	0	344	344
Commercial and industrial	0	0	53	53
Residential mortgage:
First lien	0	0	1,951	1,951
Home equity - lines of credit	0	0	161	161
Installment and other loans	0	0	3	3
Total impaired loans	$0	$0	$7,173	$7,173

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2018
Impaired loans	$6,906	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	7% - 75% discount
			- Management adjustments for liquidation expenses	0% - 20% discount
December 31, 2017
Impaired loans	$7,173	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	7% - 75% discount
			- Management adjustments for liquidation expenses	0% - 20% discount

Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Financial Assets
Cash and due from banks	$14,848	$14,848	$14,848	$0	$0
Interest-bearing deposits with banks	15,324	15,324	15,324	0	0
Restricted investments in bank stocks	12,122	n/a	n/a	n/a	n/a
Securities available for sale	454,800	454,800	0	454,800	0
Loans held for sale	3,659	3,752	0	3,752	0
Loans, net of allowance for loan losses	1,031,114	1,028,897	0	0	1,028,897
Accrued interest receivable	4,902	4,902	0	2,320	2,582
Financial Liabilities
Deposits	1,299,514	1,298,061	0	1,298,061	0
Short-term borrowings	93,731	93,731	0	93,731	0
Long-term debt	83,725	83,049	0	83,049	0
Accrued interest payable	455	455	0	455	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2017
Financial Assets
Cash and due from banks	$21,734	$21,734	$21,734	$0	$0
Interest-bearing deposits with banks	8,073	8,073	8,073	0	0
Restricted investments in bank stocks	9,997	n/a	n/a	n/a	n/a
Securities available for sale	415,308	415,308	0	415,308	0
Loans held for sale	6,089	6,272	0	6,272	0
Loans, net of allowance for loan losses	997,216	994,617	0	0	994,617
Accrued interest receivable	5,048	5,048	0	2,580	2,468
Financial Liabilities
Deposits	1,219,515	1,213,288	0	1,213,288	0
Short-term borrowings	93,576	93,576	0	93,576	0
Long-term debt	83,815	83,949	0	83,949	0
Accrued interest payable	495	495	0	495	0
Off-balance sheet instruments	0	0	0	0	0

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income on the consolidated statements of income. Consistent with ASC 606, noninterest income covered by this guidance is recognized as services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Service Charges on Deposit Accounts - The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Interchange Income - The Company earns interchange fees from debit/credit cardholder transactions conducted through the MasterCard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented net of cardholder rewards.

Wealth Management and Investment Advisory Income (Gross) - The Company earns wealth management and investment brokerage fees from its contracts with trust and wealth management customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted services and are generally assessed based on a tiered scale of the market value of assets under management. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date. Other related services provided included financial planning services and the fees the Company earns, which are based on a fixed fee schedule, are recognized when the services are rendered. Services are generally billed in arrears and a receivable is recorded until fees are paid.

Investment Brokerage Income (Net) - The Company earns fees from investment management and brokerage services provided to its customers through a third-party service provider. The Company receives commissions from the third-party service provider and recognizes income on a weekly basis based upon customer activity. Because the Company acts as an agent in arranging the relationship between the customer and the third-party service provider and does not control the services rendered to the customers, investment brokerage income is presented net of related costs.

Gains/Losses on Sales of OREO - The Company records a gain or loss on the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

At March 31, 2018 and December 31, 2017, the Company had receivables from customers totaling $654,000 and $682,000.

The following table presents our noninterest income disaggregated by revenue source for the three months ended March 31, 2018 and 2017.

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2018	March 31, 2017
Noninterest income
Service charges on deposits	$838	$804
Investment advisory income	1,668	1,446
Brokerage income	558	467
Merchant and bankcard fees (interchange income)	655	636
Revenue from contracts with customers	3,719	3,353

Other service charges	174	127
Mortgage banking activities	635	503
Earnings on life insurance	277	268
Other income	81	81
Investment securities gains	816	3
Total noninterest income	$5,702	$4,335

NOTE 11. CONTINGENCIES
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
On March 27, 2018, the Court held a telephonic status conference with the parties to discuss outstanding discovery issues and case deadlines. The parties also filed a joint status report on May 2, 2018 and will hold a follow-up telephonic conference on May 10, 2018.
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
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At March 31, 2018, the Company had total assets of $1,635,906,000, total liabilities of $1,493,350,000 and total shareholders’ equity of $142,556,000.
Caution About Forward-Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital under favorable conditions; volatilities in the securities markets; deteriorating economic conditions; the integration of the Company's strategic acquisitions; expenses associated with pending litigation and legal proceedings; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2017, and our Quarterly Report on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
The following is a discussion of our consolidated financial condition at March 31, 2018 and results of operations for the three months ended March 31, 2018 and 2017. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
Critical Accounting Policies
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include accounting for the ALL and income taxes. Accordingly, the critical accounting policies are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2017. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information." There have been no other changes to the significant accounting policies during 2018.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2017
Summary
The Company recorded net income of $3,625,000 for the three months ended March 31, 2018 compared with net income of $2,002,000 for the same period in 2017. Diluted EPS for the three months ended March 31, 2018 totaled $0.44, compared with $0.24 for the three months ended March 31, 2017. Net interest income positively influenced results of operations, and totaled $11,684,000 for the three months ended March 31, 2018, a 14.1% increase compared with 2017. Noninterest income, excluding investment securities gains, increased moderately between the periods, with increases noted in trust and investment management income and mortgage banking activities. Investment securities gains totaled $816,000 in the three months ended March 31, 2018, compared with $3,000 for the same period in 2017. Noninterest expenses totaled $13,069,000 and $12,146,000 for the three months ended March 31, 2018 and 2017. The principal driver of the increase was salaries and employee benefits associated with the Company's ongoing growth strategy.
Net Interest Income
Net interest income increased $1,447,000, from $10,237,000 to $11,684,000, for the three months ended March 31, 2018 compared with the same period in 2017. Interest and fees income on loans increased $1,852,000, from $9,204,000 to $11,056,000 and securities interest income increased $556,000, from $2,608,000 to $3,164,000, in comparing the three months ended March 31, 2018 with the same period in 2017.
The following table presents net interest income, net interest spread and net interest margin for the three months ended March 31, 2018 and 2017 on a taxable-equivalent basis.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$14,272	$55	1.56%	$5,545	$18	1.32%
Securities	448,667	3,395	3.07	415,342	3,010	2.94
Loans	1,030,817	11,142	4.38	895,331	9,423	4.27
Total interest-earning assets	1,493,756	14,592	3.96	1,316,218	12,451	3.84
Other assets	103,819			107,587
Total	$1,597,575			$1,423,805
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$717,430	809	0.46	$609,052	365	0.24
Savings deposits	97,381	38	0.16	93,312	36	0.16
Time deposits	281,835	977	1.41	296,725	925	1.26
Short-term borrowings	99,774	363	1.48	104,651	172	0.67
Long-term debt	83,776	404	1.96	21,460	95	1.80
Total interest-bearing liabilities	1,280,196	2,591	0.82	1,125,200	1,593	0.57
Noninterest-bearing demand deposits	159,996			148,502
Other	15,696			14,588
Total Liabilities	1,455,888			1,288,290
Shareholders’ Equity	141,687			135,515
Total	$1,597,575			$1,423,805
Taxable-equivalent net interest income /net interest spread		12,001	3.14%		10,858	3.27%
Taxable-equivalent net interest margin			3.26%			3.35%
Taxable-equivalent adjustment		(317)			(621)
Net interest income		$11,684			$10,237

Notes:	(1) Yields and interest income on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 21% tax rate in 2018 and a 34% tax rate in 2017.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.

For the three months ended March 31, 2018, taxable-equivalent basis net interest income increased $1,143,000 from the corresponding period in 2017. The increase reflected increased average loan and securities balances at increased market interest rates, partially offset by a higher average balance of interest-bearing liabilities at higher interest rates. While yields on interest-earning assets and costs of interest-bearing liabilities both increased year-over-year, the taxable-equivalent adjustment in 2018 was reduced by the change in our statutory tax rate effective January 1, 2018. The lower tax rate in effect for 2018 was the principal factor in the overall decrease in net interest margin on a taxable-equivalent basis between periods.
Taxable-equivalent interest income earned on loans increased $1,719,000 year-over-year. The $135,486,000 increase in average loan balance year-over-year reflects the Company's loan growth in legacy and newer markets through its expanded sales force. The 11 basis point increase in the yield on loans year-over-year reflects prime lending rate increases of 25 basis points in March 2017, June 2017, December 2017 and again in March 2018, offset by the impact of the change in the statutory rate used in the taxable-equivalent adjustment.
Taxable-equivalent securities interest income increased $385,000 year-over-year, with the average balance of securities increasing $33,325,000 from March 31, 2017 to March 31, 2018. The increase in taxable-equivalent interest income on securities reflected the increased interest rate environment and certain repositioning within the portfolio under the Company's asset/liability management strategies. Similar to the yield on loans, the 13 basis point increase in the yield on securities year-over-year was offset by the change in the statutory rate used in the taxable-equivalent adjustment.
Interest expense on deposits and borrowings increased $998,000 year-over-year. The Company continues to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The increase in interest expense principally reflects the noted increased interest rate environment on the increased deposit and borrowings base. The tax rate change did not impact interest expense.
Provision for Loan Losses
The Company recorded a $200,000 provision for loan losses for the three months ended March 31, 2018 compared with a $0 provision recorded for the same period in 2017. In calculating the required provision for loan losses, both quantitative and qualitative factors are considered in the determination of the adequacy of the ALL. The Company has continued to experience growth in its loan portfolio, as well as the benefit of favorable historical charge-off statistics and generally stable economic and market conditions for the last few years. These factors have contributed to the determination that a modest provision for loan losses in the first quarter of 2018 was required to maintain an adequate allowance for loan losses.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended March 31, 2018 and 2017.

(Dollars in thousands)	Three Months Ended March 31,		$ Change	% Change
	2018	2017	2018-2017	2018-2017
Service charges on deposit accounts	$1,418	$1,358	$60	4.4%
Other service charges, commissions and fees	249	209	40	19.1%
Trust and investment management income	1,668	1,446	222	15.4%
Brokerage income	558	467	91	19.5%
Mortgage banking activities	635	503	132	26.2%
Earnings on life insurance	277	268	9	3.4%
Other income	81	81	0	0.0%
Subtotal before securities gains	4,886	4,332	554	12.8%
Investment securities gains	816	3	813	nm*
Total noninterest income	$5,702	$4,335	$1,367	31.5%
nm*: not meaningful

The following factors contributed to the more significant changes in noninterest income between the three months ended March 31, 2018 and 2017.

•
Overall, fees have increased in trust and investment management income and brokerage income as additional revenues have been generated from volatility in the marketplace which led to higher fees generated from increased volumes. Increased estate fees were also recognized in 2018 compared with 2017.

•	Mortgage banking income increased as a result of the addition of lenders and improving strength in the housing market.

•	Other line items within noninterest income showed fluctuations between 2018 and 2017 attributable to normal business operations.
The Company recognized investment securities gains in the first quarter of 2018, as it was able to accelerate earnings on securities through realized gains. Market opportunities enabled the Company to reposition part of its investment portfolio under its asset/liability management strategies, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		$ Change	% Change
(Dollars in thousands)	2018	2017	2018-2017	2018-2017
Salaries and employee benefits	$8,022	$7,400	$622	8.4%
Occupancy	798	757	41	5.4%
Furniture and equipment	919	736	183	24.9%
Data processing	619	511	108	21.1%
Telephone and communication	196	122	74	60.7%
Automated teller machine and interchange fees	171	178	(7)	(3.9)%
Advertising and bank promotions	382	387	(5)	(1.3)%
FDIC insurance	166	137	29	21.2%
Legal	66	153	(87)	(56.9)%
Other professional services	303	355	(52)	(14.6)%
Directors' compensation	251	242	9	3.7%
Collection and problem loan	57	75	(18)	(24.0)%
Real estate owned	25	20	5	25.0%
Taxes other than income	251	228	23	10.1%
Other operating expenses	843	845	(2)	(0.2)%
Total noninterest expenses	$13,069	$12,146	$923	7.6%
The following contributed to the more significant changes in noninterest expenses between the three months ended March 31, 2018 and 2017.

•
Expanded operations with the addition of branch banking locations opened in Lancaster County, Pennsylvania, in the second and third quarters of 2017; lenders added in York County, Pennsylvania, focused in that region in the third quarter of 2017; and additional support personnel contributed to increases in salaries and employee benefits, furniture and equipment and data processing costs.

•
The salaries and employee benefits increase in 2018 over 2017 includes the impact of hiring additional employees in conjunction with the expansion, annual merit increases awarded in 2017, incentive compensation increases and additional share-based awards granted in 2018. Costs associated with the Company's self-insured group health plan decreased year-over-year.

•	Other line items within noninterest expenses showed fluctuations between 2018 and 2017 attributable to normal business operations.
The Company’s efficiency ratio improved to 77.1% for the three months ended March 31, 2018, compared with 79.7% for the same period in 2017. The lower, or more favorable, ratio between the two periods was primarily the result of the growth in net interest and noninterest income outpacing the increase in noninterest expenses. The efficiency ratio expresses noninterest expense as a percentage of taxable-equivalent net interest income and noninterest income, excluding securities gains, intangible asset amortization, and other real estate income and expenses.
Income Tax Expense
Income tax expense totaled $492,000, an effective tax rate of 12.0%, for the three months ended March 31, 2018, compared with $424,000, an effective tax rate of 17.5%, for the three months ended March 31, 2017. The Company’s effective tax rate is significantly less than the federal statutory rate, which is 21.0% in 2018 and was 34.0% in 2017, principally due to tax-free income, including interest earned on tax-free loans and securities and earnings on the cash surrender value of life insurance policies; federal income tax credits; and non-tax deductible expenses. The lower effective tax rate for the three months ended March 31, 2018, compared with the same period in 2017, results principally from the reduced statutory tax rate which became effective for the Company on January 1, 2018 as a result of federal tax reform enacted in 2017.

FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and minimization of risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At March 31, 2018, securities available for sale totaled $454,800,000, an increase of $39,492,000, from the December 31, 2017 balance of $415,308,000.
In the quarter ended March 31, 2018, the Company realized gains totaling $816,000 from sales of investments, as it repositioned parts of its portfolio in response to market and interest rate opportunities under its asset/liability management strategies. Sales of investments in GSE residential MBSs were the principal driver of the realized gains. Sale proceeds totaling $62,577,000 were principally redeployed in asset-backed securities and investments in states and political subdivisions.
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

The following table presents the loan portfolio, excluding residential LHFS, by segments and classes at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial real estate:
Owner occupied	$119,657	$116,811
Non-owner occupied	247,097	244,491
Multi-family	53,812	53,634
Non-owner occupied residential	79,269	77,980
Acquisition and development:
1-4 family residential construction	9,408	11,730
Commercial and land development	30,003	19,251
Commercial and industrial	128,076	115,663
Municipal	41,679	42,065
Residential mortgage:
First lien	165,499	162,509
Home equity - term	11,380	11,784
Home equity - lines of credit	132,684	132,192
Installment and other loans	25,550	21,902
	$1,044,114	$1,010,012
The loan portfolio at March 31, 2018 increased $34,102,000, or 3.4% (13.7% annualized), from December 31, 2017. Growth was experienced in nearly all loan segments as the Company continues to grow in both its legacy and newer markets through its expanded sales force. Loan portfolio growth was experienced in nearly all loan segments from December 31, 2017 to March 31, 2018, with the largest dollar increase in the commercial and industrial segment, which grew by $12,413,000, or 10.7%, representing over one-third of the total loan portfolio dollar growth for the period. Beginning in 2017, the Company placed additional emphasis on growing commercial and industrial loans to increase diversification of its loan portfolio. Acquisition and development loans grew $8,430,000, or 27.2%, from December 31, 2017 to March 31, 2018 as the need for new construction financing has increased in the market. The commercial real estate segment also grew $6,919,000, or 1.4%, during this period.
Competition for new business opportunites remains strong, which may impact loan growth in future quarters.
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
The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of March 31, 2018, December 31, 2017 and March 31, 2017. Relevant asset quality ratios are also presented.

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccrual loans (cash basis)	$9,144	$9,843	$6,379
OREO	1,329	961	1,019
Total nonperforming assets	10,473	10,804	7,398
Restructured loans still accruing	1,166	1,183	921
Loans past due 90 days or more and still accruing	0	0	0
Total nonperforming and other risk assets	$11,639	$11,987	$8,319
Loans 30-89 days past due	$2,081	$5,277	$1,315
Asset quality ratios:
Total nonperforming loans to total loans	0.88%	0.97%	0.71%
Total nonperforming assets to total assets	0.64%	0.69%	0.51%
Total nonperforming assets to total loans and OREO	1.00%	1.07%	0.82%
Total risk assets to total loans and OREO	1.11%	1.19%	0.92%
Total risk assets to total assets	0.71%	0.77%	0.57%
ALL to total loans	1.25%	1.27%	1.41%
ALL to nonperforming loans	142.17%	130.00%	198.59%
ALL to nonperforming loans and restructured loans still accruing	126.09%	116.05%	173.53%
Total nonperforming and other risk assets decreased modestly from December 31, 2017 to March 31, 2018 and increased by $3,320,000, or 39.9% from March 31, 2017. The increase from March 31, 2017 principally reflects the addition of one commercial loan downgraded to nonaccrual status in the fourth quarter of 2017.

The following table presents detail of impaired loans at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,233	$47	$1,280	$1,185	$52	$1,237
Non-owner occupied	3,976	0	3,976	4,065	0	4,065
Multi-family	157	0	157	165	0	165
Non-owner occupied residential	366	0	366	381	0	381
Acquisition and development:
1-4 family residential construction	201	0	201	492	0	492
Commercial and land development	0	0	0	0	0	0
Commercial and industrial	337	0	337	350	0	350
Residential mortgage:
First lien	2,345	1,092	3,437	2,734	1,102	3,836
Home equity - term	20	0	20	22	0	22
Home equity - lines of credit	499	27	526	438	29	467
Installment and other loans	10	0	10	11	0	11
	$9,144	$1,166	$10,310	$9,843	$1,183	$11,026
The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at March 31, 2018 and December 31, 2017. Of the relationships deemed to be impaired at March 31, 2018, one had a recorded balance in excess of $1,000,000, representing 38.6% of total impaired loans, and 65 had recorded balances of less than $250,000, or 46.9%, of total impaired loans.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
March 31, 2018
Relationships greater than $1,000,000	1	$3,976	$791	$0
Relationships greater than $500,000 but less than $1,000,000	1	507	145	0
Relationships greater than $250,000 but less than $500,000	3	987	120	0
Relationships less than $250,000	65	4,840	1,124	59
	70	$10,310	$2,180	$59
December 31, 2017
Relationships greater than $1,000,000	1	$4,065	$791	$0
Relationships greater than $500,000 but less than $1,000,000	1	518	145	0
Relationships greater than $250,000 but less than $500,000	4	1,501	120	0
Relationships less than $250,000	62	4,942	1,160	51
	68	$11,026	$2,216	$51
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Impairment reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss, or on restructured loans that are still accruing, and the impairment is based on discounted cash flows.
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at March 31, 2018. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s OREO totaled $1,329,000 at March 31, 2018 and consisted of two commerical properties totaling $921,000 and two residential properties totaling $408,000. The increase in OREO from $961,000 at December 31, 2017 was principally the result of the two residential properties added in the first quarter of 2018, which migrated to OREO from nonaccrual status. All properties are carried at the lower of cost or fair value, less costs to dispose.
At March 31, 2018, the Company believes the value of OREO represents the properties' fair values, but if the real estate market changes, additional charges may be needed.
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

The following table summarizes the Company’s internal risk ratings at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
March 31, 2018
Commercial real estate:
Owner occupied	$116,088	$2,070	$219	$1,280	$0	$119,657
Non-owner occupied	238,650	0	4,471	3,976	0	247,097
Multi-family	47,445	5,466	744	157	0	53,812
Non-owner occupied residential	77,079	644	1,180	366	0	79,269
Acquisition and development:
1-4 family residential construction	8,867	340	0	201	0	9,408
Commercial and land development	29,395	4	604	0	0	30,003
Commercial and industrial	125,688	2,051	0	337	0	128,076
Municipal	41,679	0	0	0	0	41,679
Residential mortgage:
First lien	162,062	0	0	3,347	90	165,499
Home equity - term	11,360	0	0	20	0	11,380
Home equity - lines of credit	132,019	79	60	526	0	132,684
Installment and other loans	25,540	0	0	2	8	25,550
	$1,015,872	$10,654	$7,278	$10,212	$98	$1,044,114
December 31, 2017
Commercial real estate:
Owner occupied	$113,240	$413	$1,921	$1,237	$0	$116,811
Non-owner occupied	235,919	0	4,507	4,065	0	244,491
Multi-family	48,603	4,113	753	165	0	53,634
Non-owner occupied residential	76,373	142	1,084	381	0	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	492	0	11,730
Commercial and land development	18,635	5	611	0	0	19,251
Commercial and industrial	113,162	2,151	0	350	0	115,663
Municipal	42,065	0	0	0	0	42,065
Residential mortgage:
First lien	158,673	0	0	3,836	0	162,509
Home equity - term	11,762	0	0	22	0	11,784
Home equity - lines of credit	131,585	80	60	467	0	132,192
Installment and other loans	21,891	0	0	11	0	21,902
	$983,146	$6,904	$8,936	$11,026	$0	$1,010,012
Potential problem loans are defined as performing loans which have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Generally, management feels that Substandard loans that are currently performing and not considered impaired result in some doubt as to the borrower’s ability to continue to perform under the terms of the loan, and represent potential problem loans. Additionally, the Special Mention classification is intended to be a temporary classification reflective of loans that have potential weaknesses that may, if not monitored or corrected, weaken the asset or inadequately protect the Company’s position at some future date. Special Mention loans represent an elevated risk, but their weakness does not yet justify a classified (Substandard, Doubtful, or Loss) rating. These loans require inquiry by lenders on the cause of the potential weakness and, once analyzed, the loan classification may be downgraded to Substandard or, alternatively, could be upgraded to Pass.

The following table summarizes activity in the ALL for the three months ended March 31, 2018 and 2017.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	7	92	144	(1)	242	(35)	7	(28)	(14)	200
Charge-offs	0	0	0	0	0	0	(71)	(71)	0	(71)
Recoveries	0	1	0	0	1	17	57	74	0	75
Balance, end of period	$6,770	$510	$1,590	$83	$8,953	$3,382	$204	$3,586	$461	$13,000
March 31, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(524)	(68)	198	52	(342)	243	1	244	98	0
Charge-offs	(45)	0	(55)	0	(100)	0	(29)	(29)	0	(129)
Recoveries	2	1	1	0	4	7	11	18	0	22
Balance, end of period	$6,963	$513	$1,218	$106	$8,800	$3,229	$127	$3,356	$512	$12,668
The ALL at March 31, 2018, increased $204,000 from December 31, 2017, due principally to the $200,000 provision for loan losses, as charge-offs and recoveries substantially offset during those three months. Classified loans totaled $17,588,000 at March 31, 2018, or 1.7% of total loans outstanding, and decreased from $19,962,000 at December 31, 2017, or 2.0% of loans outstanding. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Net recoveries totaled $4,000 for the three months ended March 31, 2018 compared with net charge-offs of $107,000 for the three months ended March 31, 2017. The ratio of annualized net charge-offs to average loans outstanding was 0.00% for the three months ended March 31, 2018 compared with 0.05% for the same period in 2017. These factors have contributed to management's determination that a modest provision for loan losses in the first quarter of 2018 was required to maintain an adequate ALL, with an ALL to total loans ratio of 1.25%, at March 31, 2018.
Despite generally favorable historical charge-off data and stable and economic and market conditions, the growth the Company has experienced in its loan portfolio may result in the need for additional provisions for loan losses in future quarters.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at March 31, 2018 and December 31, 2017.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2018
Loans allocated by:
Individually evaluated for impairment	$5,779	$201	$337	$0	$6,317	$3,983	$10	$3,993	$0	$10,310
Collectively evaluated for impairment	494,056	39,210	127,739	41,679	702,684	305,580	25,540	331,120	0	1,033,804
	$499,835	$39,411	$128,076	$41,679	$709,001	$309,563	$25,550	$335,113	$0	$1,044,114
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$51	$8	$59	$0	$59
Collectively evaluated for impairment	6,770	510	1,590	83	8,953	3,331	196	3,527	461	12,941
	$6,770	$510	$1,590	$83	$8,953	$3,382	$204	$3,586	$461	$13,000
December 31, 2017
Loans allocated by:
Individually evaluated for impairment	$5,848	$492	$350	$0	$6,690	$4,325	$11	$4,336	$0	$11,026
Collectively evaluated for impairment	487,068	30,489	115,313	42,065	674,935	302,160	21,891	324,051	0	998,986
	$492,916	$30,981	$115,663	$42,065	$681,625	$306,485	$21,902	$328,387	$0	$1,010,012
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,763	417	1,446	84	8,710	3,358	202	3,560	475	12,745
	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
In addition to the specific reserve allocations on impaired loans noted previously, 18 loans, with aggregate outstanding principal balances of $5,995,000, have had cumulative partial charge-offs to the ALL totaling $2,180,000 at March 31, 2018. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the ALL reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments due to risk of error in the specific and general reserve allocation; other potential exposure in the loan portfolio; variances in management’s assessment of national and local economic conditions; and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $461,000, or 3.5% of the ALL balance, at March 31, 2018 compared with $475,000 at December 31, 2017, or 3.7% of the ALL balance at December 31, 2017.
While management believes the Company’s ALL is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits
Deposits totaled $1,299,514,000 at March 31, 2018, an increase of $79,999,000, or 6.6%, from $1,219,515,000 at December 31, 2017.
Noninterest-bearing deposits increased $10,153,000, or 6.3%, from December 31, 2017 to March 31, 2018 and totaled $172,496,000. Interest-bearing deposits totaled $1,127,018,000 at March 31, 2018, an increase of $69,846,000, or 6.6% from the $1,057,172,000 balance at December 31, 2017. Approximately $44,000,000 of the growth in interest-bearing deposits occurred as certain larger depository relationships, previously enrolled in the Company's repurchase agreement program included in short-term borrowings, transitioned to interest-bearing deposits in a program provided through a third party which provides full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks.
The Company has continued to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings delivered by its expanded sales force as it increases its commercial relationships. Deposit growth in the first quarter of 2018 was used to fund growth in the loan and investment portfolios.
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
Shareholders’ equity totaled $142,556,000 at March 31, 2018, and decreased $(2,209,000) or (1.5)%, from $144,765,000 at December 31, 2017. This decrease resulted from net income totaling $3,625,000 for the three months ended March 31, 2018, offset by a decrease in net unrealized gains/losses in AOCI, net of taxes, totaling $5,083,000 and by dividends declared on common stock of $1,000,000.
Capital Adequacy. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Management believes, at March 31, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject. At March 31, 2018 and December 31, 2017, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 6, Shareholders' Equity and Regulatory Capital, to the Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at March 31, 2018 and December 31, 2017.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 6, the Company and the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, Item 1 - Business, under the topic Basel III Capital Rules. At March 31, 2018, the Company's and the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.2% and 5.0%, which is above the phase in requirements of 1.875% for December 31, 2018.

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
The simulation analysis results are presented in the Earnings at Risk table below. At March 31, 2018, similar to at December 31, 2017, these results indicate the Company would be better positioned in a moderately rising interest rate environment than it would be if interest rates increased more substantially or decreased.
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
The net present value analysis results are presented in the Value at Risk table below. At March 31, 2018, similar to at December 31, 2017, these results indicate the Company would be better positioned in a moderately rising interest rate environment than it would be if interest rates increased more substantially or decreased.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	March 31, 2018	December 31, 2017	Change in Market Interest Rates (basis points)	March 31, 2018	December 31, 2017
(100)	(6.4%)	(6.5%)	(100)	(7.3%)	(7.2%)
100	(1.8%)	(1.3%)	100	(2.4%)	(1.8%)
200	(5.6%)	(4.9%)	200	(6.9%)	(5.4%)

Item 4. Controls and Procedures

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2018.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2018.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 11, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)		(b)	(c)	(d)
Period	Total Number of Shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2018 to January 31, 2018	11,765	(1)	$26.05	0	333,275
February 1, 2018 to February 28, 2018	0		0.00	0	333,275
March 1, 2018 to March 31, 2018	0		0.00	0	333,275
Total	11,765		$26.05	0

(1)	The 11,765 shares purchased in January 2018 were in connection with the vesting of restricted stock granted to employees under the 2011 Orrstown Financial Services, Inc. Stock Incentive Plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. At March 31, 2018, there are 333,275 authorized shares remaining in the program.  When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time.
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
(Principal Financial Officer)

Date: May 8, 2018

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

10.1
Amendment to Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Benjamin W. Wallace, incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed March 15, 2018.

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