Form 10-Q
period 2018-06-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2018-08-07
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of July 31, 2018: 8,400,697.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share information)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$18,122	$21,734
Interest-bearing deposits with banks	4,460	8,073
Cash and cash equivalents	22,582	29,807
Restricted investments in bank stocks	12,697	9,997
Securities available for sale	449,419	415,308
Loans held for sale	5,495	6,089
Loans	1,063,883	1,010,012
Less: Allowance for loan losses	(13,437)	(12,796)
Net loans	1,050,446	997,216
Premises and equipment, net	34,558	34,809
Cash surrender value of life insurance	34,908	33,570
Accrued interest receivable	5,568	5,048
Other assets	28,445	27,005
Total assets	$1,644,118	$1,558,849
Liabilities
Deposits:
Noninterest-bearing	$178,704	$162,343
Interest-bearing	1,147,162	1,057,172
Total deposits	1,325,866	1,219,515
Short-term borrowings	63,838	93,576
Long-term debt	83,635	83,815
Accrued interest and other liabilities	25,642	17,178
Total liabilities	1,498,981	1,414,084
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,423,479 and 8,347,856 shares issued; 8,400,697 and 8,347,039 shares outstanding	438	435
Additional paid - in capital	126,402	125,458
Retained earnings	21,584	16,042
Accumulated other comprehensive income (loss)	(2,693)	2,845
Treasury stock—common, 22,782 and 817 shares, at cost	(594)	(15)
Total shareholders’ equity	145,137	144,765
Total liabilities and shareholders’ equity	$1,644,118	$1,558,849
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share information)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest and dividend income
Interest and fees on loans	$11,731	$9,851	$22,787	$19,055
Interest and dividends on investment securities
Taxable	2,539	1,766	4,832	3,593
Tax-exempt	1,008	805	1,879	1,586
Short-term investments	46	46	101	64
Total interest and dividend income	15,324	12,468	29,599	24,298
Interest expense
Interest on deposits	2,161	1,484	3,985	2,810
Interest on short-term borrowings	402	189	765	361
Interest on long-term debt	408	77	812	172
Total interest expense	2,971	1,750	5,562	3,343
Net interest income	12,353	10,718	24,037	20,955
Provision for loan losses	200	100	400	100
Net interest income after provision for loan losses	12,153	10,618	23,637	20,855
Noninterest income
Service charges on deposit accounts	1,463	1,429	2,881	2,787
Other service charges, commissions and fees	689	283	938	492
Trust and investment management income	1,701	1,623	3,369	3,069
Brokerage income	501	518	1,059	985
Mortgage banking activities	679	813	1,314	1,316
Earnings on life insurance	291	271	568	539
Other income	135	32	216	113
Investment securities gains	46	654	862	657
Total noninterest income	5,505	5,623	11,207	9,958
Noninterest expenses
Salaries and employee benefits	7,855	7,422	15,877	14,822
Occupancy	679	705	1,477	1,462
Furniture and equipment	1,068	826	1,987	1,562
Data processing	595	664	1,214	1,175
Telephone and communication	165	193	361	315
Automated teller and interchange fees	190	194	361	372
Advertising and bank promotions	237	391	619	778
FDIC insurance	172	178	338	315
Legal fees	83	108	149	261
Other professional services	476	377	779	732
Directors' compensation	205	249	456	491
Collection and problem loan	21	3	78	78
Real estate owned	53	(12)	78	8
Taxes other than income	251	220	502	448
Merger related	154	0	154	0
Other operating expenses	1,068	899	1,911	1,744
Total noninterest expenses	13,272	12,417	26,341	24,563
Income before income tax expense	4,386	3,824	8,503	6,250
Income tax expense	374	516	866	940
Net income	$4,012	$3,308	$7,637	$5,310
Per share information:
Basic earnings per share	$0.50	$0.41	$0.94	$0.66
Diluted earnings per share	0.48	0.40	0.92	0.65
Dividends per share	0.13	0.10	0.25	0.20
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$4,012	$3,308	$7,637	$5,310
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	(530)	5,130	(6,149)	6,750
Reclassification adjustment for gains realized in net income	(46)	(654)	(862)	(657)
Net unrealized gains (losses)	(576)	4,476	(7,011)	6,093
Tax effect	121	(1,521)	1,473	(2,071)
Total other comprehensive income (loss), net of tax and reclassification adjustments	(455)	2,955	(5,538)	4,022
Total comprehensive income	$3,557	$6,263	$2,099	$9,332
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended June 30, 2018 and 2017
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2017	$437	$124,935	$11,669	$(1,165)	$(1,017)	$134,859
Net income	0	0	5,310	0	0	5,310
Total other comprehensive income, net of taxes	0	0	0	4,022	0	4,022
Cash dividends ($0.20 per share)	0	0	(1,655)	0	0	(1,655)
Share-based compensation plans:
Issuance of stock (4,808 net common shares and 53,367 treasury shares issued), including compensation expense of $666	(2)	(208)	0	0	937	727
Balance, June 30, 2017	$435	$124,727	$15,324	$2,857	$(80)	$143,263

Balance, January 1, 2018	$435	$125,458	$16,042	$2,845	$(15)	$144,765
Net income	0	0	7,637	0	0	7,637
Total other comprehensive loss, net of taxes	0	0	0	(5,538)	0	(5,538)
Cash dividends ($0.25 per share)	0	0	(2,095)	0	0	(2,095)
Share-based compensation plans:
Issuance of stock (75,623 net common shares issued and 21,965 net treasury shares acquired), including compensation expense of $924	3	944	0	0	(579)	368
Balance, June 30, 2018	$438	$126,402	$21,584	$(2,693)	$(594)	$145,137
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net income	$7,637	$5,310
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	947	2,477
Depreciation and amortization	1,721	1,539
Provision for loan losses	400	100
Share-based compensation	924	666
Gain on sales of loans originated for sale	(1,066)	(1,064)
Mortgage loans originated for sale	(45,050)	(44,710)
Proceeds from sales of loans originated for sale	46,485	43,011
Net gain on disposal of OREO	(106)	(10)
Writedown of OREO	13	4
Net gain on disposal of premises and equipment	(6)	(18)
Deferred income taxes	518	745
Investment securities gains	(862)	(657)
Earnings on cash surrender value of life insurance	(568)	(539)
(Increase) decrease in accrued interest receivable	(520)	205
Increase in accrued interest payable and other liabilities	5,218	589
Other, net	(1,739)	(95)
Net cash provided by operating activities	13,946	7,553
Cash flows from investing activities
Proceeds from sales of available for sale securities	88,110	58,653
Maturities, repayments and calls of available for sale securities	7,059	13,824
Purchases of available for sale securities	(132,373)	(64,531)
Net (purchases) redemptions of restricted investments in bank stocks	(2,700)	898
Net increase in loans	(54,132)	(51,835)
Purchases of bank premises and equipment	(1,053)	(1,498)
Improvements to OREO	0	(9)
Proceeds from disposal of OREO	1,028	185
Proceeds from disposal of bank premises and equipment	7	83
Purchases of bank owned life insurance	(900)	0
Net cash used in investing activities	(94,954)	(44,230)
Cash flows from financing activities
Net increase in deposits	106,351	43,484
Net increase (decrease) in borrowings with original maturities less than 90 days	10,263	(37,302)
Proceeds from other short-term borrowings	0	70,000
Payments on other short-term borrowings	(40,000)	(30,000)
Payments on long-term debt	(180)	(172)
Dividends paid	(2,095)	(1,655)
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(651)	0
Proceeds from issuance of stock for option exercises and employee stock purchase plan	95	61
Net cash provided by financing activities	73,783	44,416
Net increase (decrease) in cash and cash equivalents	(7,225)	7,739
Cash and cash equivalents at beginning of period	29,807	30,273
Cash and cash equivalents at end of period	$22,582	$38,012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,562	$3,332
Income taxes	60	150
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	$408	$720
Security purchases not yet settled	4,002	5,423
The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.
Nature of Operations – Orrstown Financial Services, Inc. and subsidiaries is a financial holding company that operates Orrstown Bank, a commercial bank with banking and financial advisory offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Washington County, Maryland and Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster, Pennsylvania. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company also provides fiduciary services, investment advisory, insurance and brokerage services. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.
Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2017 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2017 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications.
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
The types of securities the Company invests in are included in Note 3, Securities Available for Sale, and the types of lending the Company engages in are included in Note 4, Loans and Allowance for Loan Losses.
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
Securities – The Company typically classifies debt securities as available for sale on the date of purchase. At June 30, 2018 and December 31, 2017, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market and retains the servicing of those loans. At June 30, 2018 and December 31, 2017, the balance of loans serviced for others totaled $336,428,000 and $334,802,000.
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

Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs totaled $2,917,000 and $2,897,000 at June 30, 2018 and December 31, 2017, and are included in Other Assets.
Foreclosed Real Estate – Real estate acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is usually determined based on an independent third party appraisal of the property or occasionally on a recent sales offer. Costs to maintain foreclosed real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Foreclosed real estate totaled $395,000 and $961,000 at June 30, 2018 and December 31, 2017 and is included in Other Assets.
Investments in Real Estate Partnerships – The Company has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects, which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment entered into in 2015. Other investments are accounted for under the equity method of accounting. The investment in these real estate partnerships, included in Other Assets, totaled $4,140,000 and $4,416,000 at June 30, 2018 and December 31, 2017, of which $1,669,000 and $1,776,000 are accounted for under the proportional amortization method.
Equity method losses totaled $88,000 and $26,000 for the three months ended June 30, 2018 and 2017, and $169,000 and $115,000 for the six months ended June 30, 2018 and 2017, and are included in other noninterest income. Proportional amortization method losses totaled $54,000 and $52,000 for the three months ended June 30, 2018 and 2017, and $107,000 and $105,000 for the six months ended June 30, 2018 and 2017 and are included in income tax expense. The Company recognized federal tax credits from these projects totaling $145,000 and $252,000 during the three months ended June 30, 2018 and 2017, and $289,000, and $505,000 during the six months ended June 30, 2018 and 2017, which are included in income tax expense.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled totaled $61,000 and $214,000 for the three months ended June 30, 2018 and 2017, and $126,000 and $317,000 for the six months ended June 30, 2018 and 2017.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. OCI is limited to unrealized gains (losses) on securities available for sale for all years presented. Unrealized gains (losses) on securities available for sale, net of tax, was the sole component of AOCI at June 30, 2018 and December 31, 2017.
Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 10, Fair Value. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
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

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. Our adoption of ASU 2016-01 on January 1, 2018, did not have a material effect on our consolidated financial condition or results of operations. In accordance with (iv) above, the Company measured fair value of its loan portfolio at June 30, 2018 using an exit price methodology as indicated in Note 10, Fair Value.

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

NOTE 2.    PENDING ACQUISITION

On May 31, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mercersburg Financial Corporation, a Pennsylvania corporation (“Mercersburg”) and the holding company for First Community Bank of Mercersburg, based in Mercersburg, Pennsylvania. At June 30, 2018, Mercersburg had approximately $183,000,000 in assets and 810,080 common shares outstanding. The Merger Agreement provides that, subject to the terms and conditions thereof, Mercersburg will merge with and into the Company, with the Company as the surviving corporation. The merger is expected to close during the fourth quarter of 2018, subject to receipt of regulatory approvals, the approval of Mercersburg’s shareholders, and the satisfaction of other customary closing conditions.

Pursuant to the Merger Agreement, for each share of Mercersburg common stock, the Company will issue $40.00 in cash, without interest, or 1.5291 shares of the Company’s common stock, no par value per share, subject to proration to ensure that in the aggregate 85% of Mercersburg common stock will be converted to Company common stock and the remaining 15% of Mercersburg common stock will be converted to cash, subject to adjustment pursuant to the terms of the Merger Agreement.

NOTE 3. SECURITIES AVAILABLE FOR SALE
The following table summarizes amortized cost and fair value of AFS securities at June 30, 2018 and December 31, 2017, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI. At June 30, 2018 and December 31, 2017, all investment securities were classified as AFS.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
States and political subdivisions	$169,209	$2,426	$1,717	$169,918
GSE residential CMOs	117,417	82	3,627	113,872
Private label residential CMOs	614	1	0	615
Private label commercial CMOs	18,694	0	290	18,404
Asset-backed and other	146,894	350	634	146,610
Totals	$452,828	$2,859	$6,268	$449,419
December 31, 2017
States and political subdivisions	$153,803	$6,133	$478	$159,458
GSE residential MBSs	48,600	930	0	49,530
GSE residential CMOs	113,658	296	2,835	111,119
Private label residential CMOs	999	4	0	1,003
Private label commercial CMOs	7,809	0	156	7,653
Asset-backed and other	86,837	133	425	86,545
Totals	$411,706	$7,496	$3,894	$415,308

The following table summarizes AFS securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
June 30, 2018
States and political subdivisions	32	$58,408	$1,576	1	$5,423	$141	33	$63,831	$1,717
GSE residential CMOs	4	55,583	1,078	6	35,971	2,549	10	91,554	3,627
Private label commercial CMOs	5	18,404	290	0	0	0	5	18,404	290
Asset-backed and other	7	88,913	504	1	4,187	130	8	93,100	634
Totals	48	$221,308	$3,448	8	$45,581	$2,820	56	$266,889	$6,268
December 31, 2017
States and political subdivisions	7	$24,577	$473	1	$5,585	$5	8	$30,162	$478
GSE residential CMOs	4	25,155	914	5	37,459	1,921	9	62,614	2,835
Private label commercial CMOs	2	7,653	156	0	0	0	2	7,653	156
Asset-backed and other	6	60,006	425	0	0	0	6	60,006	425
Totals	19	$117,391	$1,968	6	$43,044	$1,926	25	$160,435	$3,894

States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2018 or at December 31, 2017.

GSE Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2018 or at December 31, 2017.

Private Label Commercial CMOs and Asset-backed and Other. The unrealized losses presented in the table above have been caused by the bid ask spread, widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at June 30, 2018 or at December 31, 2017.

The following table summarizes amortized cost and fair value of AFS securities at June 30, 2018 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due after one year through five years	$9,834	$9,901
Due after five years through ten years	47,999	47,944
Due after ten years	111,376	112,073
CMOs	136,725	132,891
Asset-backed and other	146,894	146,610
	$452,828	$449,419

The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds from sale of AFS securities	$25,533	$23,581	$88,110	$58,653
Gross gains	211	654	1,052	807
Gross losses	165	0	190	150

AFS securities with a fair value of $258,043,000 and $319,907,000 at June 30, 2018 and December 31, 2017 were pledged to secure public funds and for other purposes as required or permitted by law.

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
The following table presents the loan portfolio by segment and class, excluding residential LHFS, at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial real estate:
Owner occupied	$119,507	$116,811
Non-owner occupied	244,058	244,491
Multi-family	58,575	53,634
Non-owner occupied residential	84,009	77,980
Acquisition and development:
1-4 family residential construction	8,801	11,730
Commercial and land development	38,773	19,251
Commercial and industrial	130,280	115,663
Municipal	39,753	42,065
Residential mortgage:
First lien	167,499	162,509
Home equity - term	11,313	11,784
Home equity - lines of credit	132,528	132,192
Installment and other loans	28,787	21,902
	$1,063,883	$1,010,012

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
Internal loan reviews are completed annually on all commercial relationships with a committed loan balance in excess of $500,000, which includes confirmation of risk rating by an independent credit officer. In addition, all commercial relationships greater than $250,000 rated Substandard, Doubtful or Loss are reviewed quarterly and corresponding risk ratings are reaffirmed by the Company's Problem Loan Committee, with subsequent reporting to the ERM Committee.
The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2018
Commercial real estate:
Owner occupied	$115,202	$1,978	$1,139	$1,188	$0	$119,507
Non-owner occupied	239,622	0	4,436	0	0	244,058
Multi-family	52,263	5,429	735	148	0	58,575
Non-owner occupied residential	81,864	638	1,162	345	0	84,009
Acquisition and development:
1-4 family residential construction	8,600	0	0	201	0	8,801
Commercial and land development	38,149	28	596	0	0	38,773
Commercial and industrial	128,011	1,946	0	323	0	130,280
Municipal	39,753	0	0	0	0	39,753
Residential mortgage:
First lien	164,256	0	0	3,243	0	167,499
Home equity - term	11,294	0	0	19	0	11,313
Home equity - lines of credit	131,705	78	59	686	0	132,528
Installment and other loans	28,786	0	0	1	0	28,787
	$1,039,505	$10,097	$8,127	$6,154	$0	$1,063,883
December 31, 2017
Commercial real estate:
Owner occupied	$113,240	$413	$1,921	$1,237	$0	$116,811
Non-owner occupied	235,919	0	4,507	4,065	0	244,491
Multi-family	48,603	4,113	753	165	0	53,634
Non-owner occupied residential	76,373	142	1,084	381	0	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	492	0	11,730
Commercial and land development	18,635	5	611	0	0	19,251
Commercial and industrial	113,162	2,151	0	350	0	115,663
Municipal	42,065	0	0	0	0	42,065
Residential mortgage:
First lien	158,673	0	0	3,836	0	162,509
Home equity - term	11,762	0	0	22	0	11,784
Home equity - lines of credit	131,585	80	60	467	0	132,192
Installment and other loans	21,891	0	0	11	0	21,902
	$983,146	$6,904	$8,936	$11,026	$0	$1,010,012
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
At June 30, 2018 and December 31, 2017, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loans’ impairment were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
The following table summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at June 30, 2018 and December 31, 2017. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
June 30, 2018
Commercial real estate:
Owner occupied	$0	$0	$0	$1,188	$2,484
Multi-family	0	0	0	148	344
Non-owner occupied residential	0	0	0	345	650
Acquisition and development:
1-4 family residential construction	0	0	0	201	201
Commercial and industrial	0	0	0	323	481
Residential mortgage:
First lien	816	816	39	2,427	4,001
Home equity - term	0	0	0	19	24
Home equity - lines of credit	0	0	0	686	930
Installment and other loans	0	0	0	1	33
	$816	$816	$39	$5,338	$9,148
December 31, 2017
Commercial real estate:
Owner occupied	$0	$0	$0	$1,237	$2,479
Non-owner occupied	0	0	0	4,065	4,856
Multi-family	0	0	0	165	352
Non-owner occupied residential	0	0	0	381	669
Acquisition and development:
1-4 family residential construction	0	0	0	492	492
Commercial and industrial	0	0	0	350	495
Residential mortgage:
First lien	872	872	42	2,964	3,706
Home equity - term	0	0	0	22	27
Home equity - lines of credit	0	0	0	467	628
Installment and other loans	9	9	9	2	33
	$881	$881	$51	$10,145	$13,737

The following table summarize the average recorded investment in impaired loans and related recognized interest income for the three and six months ended June 30, 2018 and 2017.

	2018		2017
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended June 30,
Commercial real estate:
Owner-occupied	$1,233	$0	$979	$5
Non-owner occupied	2,960	0	0	0
Multi-family	153	0	186	0
Non-owner occupied residential	356	0	427	0
Acquisition and development:
1-4 family residential construction	201	0	0	0
Commercial and industrial	330	0	404	0
Residential mortgage:
First lien	3,310	14	4,192	21
Home equity – term	20	0	78	0
Home equity - lines of credit	667	1	503	1
Installment and other loans	5	0	6	0
	$9,235	$15	$6,775	$27
Six Months Ended June 30,
Commercial real estate:
Owner occupied	$1,233	$1	$1,036	$5
Non-owner occupied	3,421	0	276	0
Multi-family	157	0	191	0
Non-owner occupied residential	364	0	437	0
Acquisition and development:
1-4 family residential construction	250	0	0	0
Commercial and industrial	336	0	458	0
Residential mortgage:
First lien	3,538	29	4,272	29
Home equity - term	20	0	87	0
Home equity - lines of credit	589	1	513	1
Installment and other loans	8	0	6	0
	$9,916	$31	$7,276	$35

The following table presents impaired loans that are TDRs, with the recorded investment at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$44	1	$52
Residential mortgage:
First lien	11	1,086	11	1,102
Home equity - lines of credit	1	26	1	29
	13	1,156	13	1,183
Nonaccruing:
Commercial real estate:
Owner occupied	1	42	1	57
Residential mortgage:
First lien	8	687	8	715
Installment and other loans	1	1	1	3
	10	730	10	775
	23	$1,886	23	$1,958

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances.

	2018			2017
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Three Months Ended June 30,
Commercial real estate:
Owner-occupied	0	$0	$0	1	$56	$56
Six Months Ended June 30,
Commercial real estate:
Owner occupied	0	$0	$0	2	$119	$119

There were no restructured loans for the three or six months ended June 30, 2018 and 2017 and that were modified as TDRs within the previous 12 months which were in payment default.
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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at June 30, 2018 and December 31, 2017.

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
June 30, 2018
Commercial real estate:
Owner occupied	$118,363	$0	$0	$0	$0	$1,144	$119,507
Non-owner occupied	244,058	0	0	0	0	0	244,058
Multi-family	58,427	0	0	0	0	148	58,575
Non-owner occupied residential	83,523	141	0	0	141	345	84,009
Acquisition and development:
1-4 family residential construction	8,600	0	0	0	0	201	8,801
Commercial and land development	38,773	0	0	0	0	0	38,773
Commercial and industrial	129,957	0	0	0	0	323	130,280
Municipal	39,753	0	0	0	0	0	39,753
Residential mortgage:
First lien	164,330	632	380	0	1,012	2,157	167,499
Home equity - term	11,264	30	0	0	30	19	11,313
Home equity - lines of credit	131,236	632	0	0	632	660	132,528
Installment and other loans	28,744	35	7	0	42	1	28,787
	$1,057,028	$1,470	$387	$0	$1,857	$4,998	$1,063,883
December 31, 2017
Commercial real estate:
Owner occupied	$115,605	$4	$17	$0	$21	$1,185	$116,811
Non-owner occupied	240,426	0	0	0	0	4,065	244,491
Multi-family	53,469	0	0	0	0	165	53,634
Non-owner occupied residential	77,454	145	0	0	145	381	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	0	0	492	11,730
Commercial and land development	19,226	25	0	0	25	0	19,251
Commercial and industrial	115,312	1	0	0	1	350	115,663
Municipal	42,065	0	0	0	0	0	42,065
Residential mortgage:
First lien	155,387	3,333	1,055	0	4,388	2,734	162,509
Home equity - term	11,753	9	0	0	9	22	11,784
Home equity - lines of credit	131,208	474	72	0	546	438	132,192
Installment and other loans	21,749	141	1	0	142	11	21,902
	$994,892	$4,132	$1,145	$0	$5,277	$9,843	$1,010,012

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

The following table presents the activity in the ALL for the three and six months ended June 30, 2018 and 2017.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2018
Balance, beginning of period	$6,770	$510	$1,590	$83	$8,953	$3,382	$204	$3,586	$461	$13,000
Provision for loan losses	(418)	208	8	(3)	(205)	237	44	281	124	200
Charge-offs	0	0	0	0	0	(86)	(47)	(133)	0	(133)
Recoveries	328	2	0	0	330	11	29	40	0	370
Balance, end of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
June 30, 2017
Balance, beginning of period	$6,963	$513	$1,218	$106	$8,800	$3,229	$127	$3,356	$512	$12,668
Provision for loan losses	(214)	65	69	11	(69)	198	13	211	(42)	100
Charge-offs	0	0	0	0	0	(51)	(27)	(78)	0	(78)
Recoveries	28	1	4	0	33	10	18	28	0	61
Balance, end of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
Six Months Ended
June 30, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(411)	300	152	(4)	37	202	51	253	110	400
Charge-offs	0	0	0	0	0	(86)	(118)	(204)	0	(204)
Recoveries	328	3	0	0	331	28	86	114	0	445
Balance, end of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
June 30, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(738)	(3)	267	63	(411)	441	14	455	56	100
Charge-offs	(45)	0	(55)	0	(100)	(51)	(56)	(107)	0	(207)
Recoveries	30	2	5	0	37	17	29	46	0	83
Balance, end of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at June 30, 2018 and December 31, 2017:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2018
Loans allocated by:
Individually evaluated for impairment	$1,681	$201	$323	$0	$2,205	$3,948	$1	$3,949	$0	$6,154
Collectively evaluated for impairment	504,468	47,373	129,957	39,753	721,551	307,392	28,786	336,178	0	1,057,729
	$506,149	$47,574	$130,280	$39,753	$723,756	$311,340	$28,787	$340,127	$0	$1,063,883
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$39	$0	$39	$0	$39
Collectively evaluated for impairment	6,680	720	1,598	80	9,078	3,505	230	3,735	585	13,398
	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
December 31, 2017
Loans allocated by:
Individually evaluated for impairment	$5,848	$492	$350	$0	$6,690	$4,325	$11	$4,336	$0	$11,026
Collectively evaluated for impairment	487,068	30,489	115,313	42,065	674,935	302,160	21,891	324,051	0	998,986
	$492,916	$30,981	$115,663	$42,065	$681,625	$306,485	$21,902	$328,387	$0	$1,010,012
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,763	417	1,446	84	8,710	3,358	202	3,560	475	12,745
	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796

NOTE 5. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2014.
The following table summarizes income tax expense for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Current expense	$125	$136	$348	$195
Deferred expense	249	380	518	745
Income tax expense	$374	$516	$866	$940

Income tax expense includes $10,000 and $222,000 related to net securities gains for the three months ended June 30, 2018 and 2017, and $181,000 and $223,000 related to net security gains for the six months ended June 30, 2018 and 2017.
The base federal statutory rate used in determining the estimated annual effective tax rate for periods ending in 2018 is 21% and for periods ending in 2017 was 34%. The 21% base federal statutory rate became effective for the Company on January 1, 2018, as a result of federal tax reform legislation enacted in December 2017. SEC Staff Accounting Bulletin No. 118, issued in December 2017, provided for a measurement period that should not extend beyond one year from the tax reform legislation's enactment date for companies to complete the accounting under ASC 740, Income Taxes. In measuring the impact of the tax reform legislation on our net deferred tax asset in 2017, we estimated the income in 2017 for our limited partnership investments in affordable housing real estate partnerships and interest income on nonperforming loans. Any adjustment between our estimates and the actual amounts determined during the measurement period are not expected to have a material impact to our consolidated financial statements.
The following table summarizes deferred tax assets and liabilities at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Deferred tax assets:
Allowance for loan losses	$3,056	$2,919
Deferred compensation	353	355
Retirement plans and salary continuation	1,360	1,301
Share-based compensation	629	597
Off-balance sheet reserves	189	207
Nonaccrual loan interest	296	258
Net unrealized losses on securities available for sale	716	0
Goodwill	30	39
Bonus accrual	241	25
Low-income housing credit carryforward	1,402	2,313
Other	300	390
Total deferred tax assets	8,572	8,404
Deferred tax liabilities:
Depreciation	410	488
Net unrealized gains on securities available for sale	0	757
Mortgage servicing rights	565	536
Purchase accounting adjustments	243	251
Other	149	122
Total deferred tax liabilities	1,367	2,154
Net deferred tax asset, included in Other Assets	$7,205	$6,250
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
At June 30, 2018, the Company had low-income housing credit carryforwards that expire through 2037.
NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At the 2018 Annual Meeting of Shareholders on May 1, 2018, the Company's shareholders approved an increase in the number of shares available for issuance to 881,920 shares and extended the term of the 2011 Plan to May 31, 2028, subject to any future extensions. At June 30, 2018, 881,920 shares of the common stock of the Company were reserved to be issued and 507,793 shares were available to be issued.
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

The following table presents a summary of nonvested restricted shares activity for the six months ended June 30, 2018.

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	268,411	$18.18
Granted	75,017	25.61
Forfeited	(533)	21.55
Vested	(40,424)	18.67
Nonvested shares, at period end	302,471	$19.96
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Restricted share award expense	$444	$363	$920	$659
Restricted share award tax benefit	93	123	193	224
Fair value of shares vested	659	263	1,056	263
The unrecognized compensation expense related to the share awards totaled $2,848,000 at June 30, 2018 and $2,035,000 at December 31, 2017. The unrecognized compensation expense at June 30, 2018 is expected to be recognized over a weighted-average period of 2.0 years.
The following table presents a summary of outstanding stock options activity for the six months ended June 30, 2018.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	59,583	$25.89
Forfeited	(2,235)	28.02
Expired	(3,444)	30.44
Exercised	(1,150)	21.14
Options outstanding and exercisable, at period end	52,754	$25.60
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at June 30, 2018.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$21.14 - $24.99	31,519	1.90	$21.51
$25.00 - $29.99	2,792	1.76	25.76
$30.00 - $34.99	11,770	0.04	30.01
$35.00 - $37.59	6,673	1.06	37.10
$21.14 - $37.59	52,754	1.37	$25.60
Outstanding and exercisable options had an intrinsic value of $142,000 at June 30, 2018 and $127,000 at December 31, 2017.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At June 30, 2018, 176,416 shares were available to be issued.

The following table presents information for the employee stock purchase plan for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands except share information)	2018	2017	2018	2017
Shares purchased	0	0	2,956	3,114
Weighted average price of shares purchased	$0.00	$0.00	$23.47	$19.71
Compensation expense recognized	0	0	4	7
Tax benefits	0	0	1	2
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 7. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks ("Basel III rules"), the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer for the Company was 1.25% for 2017, is 1.875% for 2018 and will be 2.50% for 2019 under phase-in rules. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes the Company and the Bank met all applicable capital adequacy requirements at June 30, 2018.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents capital amounts and ratios at June 30, 2018 and December 31, 2017.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total Capital to risk weighted assets
Consolidated	$159,961	13.4%	$118,315	9.875%	n/a	n/a
Bank	157,054	13.1%	118,197	9.875%	$119,694	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	145,559	12.1%	94,352	7.875%	n/a	n/a
Bank	142,652	11.9%	94,259	7.875%	95,755	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	145,559	12.1%	76,380	6.375%	n/a	n/a
Bank	142,652	11.9%	76,305	6.375%	77,801	6.5%
Tier 1 Capital to average assets
Consolidated	145,559	8.9%	65,662	4.0%	n/a	n/a
Bank	142,652	8.7%	65,703	4.0%	82,128	5.0%
December 31, 2017
Total Capital to risk weighted assets
Consolidated	$152,386	13.3%	$106,040	9.250%	n/a	n/a
Bank	148,997	13.0%	105,747	9.250%	$114,321	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	138,774	12.1%	83,112	7.250%	n/a	n/a
Bank	135,385	11.8%	82,883	7.250%	91,457	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	138,774	12.1%	65,917	5.750%	n/a	n/a
Bank	135,385	11.8%	65,734	5.750%	74,308	6.5%
Tier 1 Capital to average assets
Consolidated	138,774	8.9%	62,042	4.0%	n/a	n/a
Bank	135,385	8.7%	62,066	4.0%	77,582	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At June 30, 2018, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On July 18, 2018, the Board declared a cash dividend of $0.13 per common share, which was paid on August 3, 2018 to shareholders of record at July 28, 2018.

NOTE 8. EARNINGS PER SHARE
The following table presents earnings per share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$4,012	$3,308	$7,637	$5,310
Weighted average shares outstanding - basic	8,094	8,069	8,088	8,064
Dilutive effect of share-based compensation	189	139	187	139
Weighted average shares outstanding - diluted	8,283	8,208	8,275	8,203
Per share information:
Basic earnings per share	$0.50	$0.41	$0.94	$0.66
Diluted earnings per share	0.48	0.40	0.92	0.65

Average outstanding stock options of 22,000 and 46,000 for the three months ended June 30, 2018 and 2017, and of 24,000 and 48,000 for the six months ended June 30, 2018 and 2017, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

NOTE 9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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

	Contract or Notional Amount
(Dollars in thousands)	June 30, 2018	December 31, 2017
Commitments to fund:
Home equity lines of credit	$153,985	$139,281
1-4 family residential construction loans	16,931	11,420
Commercial real estate, construction and land development loans	51,848	44,592
Commercial, industrial and other loans	139,299	145,394
Standby letters of credit	14,231	12,273
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at June 30, 2018 and December 31, 2017, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities. This reserve totaled $965,000 and $816,000 at June 30, 2018 and December 31, 2017. The following table presents the net amount expensed for the off-balance sheet credit exposures reserve for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Off-balance sheet credit exposures expense	$133	$140	$149	$45
The Company sells loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $30,342,000 and $31,977,000 at June 30, 2018 and December 31, 2017, with limited recourse back to the Company on these loans of $1,135,000 at each period end. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other expenses. The following table presents the net amounts recovered for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
MPF program recourse loss recoveries	$(76)	$(35)	$(155)	$(26)
NOTE 10. FAIR VALUE
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
The Company had no fair value liabilities measured on a recurring basis at June 30, 2018 and December 31, 2017.
The following table summarizes assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2018
AFS Securities:
States and political subdivisions	$0	$169,918	$0	$169,918
GSE residential CMOs	0	113,872	0	113,872
Private label residential CMOs	0	615	0	615
Private label commercial CMOs	0	18,404	0	18,404
Asset-backed and other	0	146,610	0	146,610
Totals	$0	$449,419	$0	$449,419

December 31, 2017
AFS Securities:
States and political subdivisions	$0	$159,458	$0	$159,458
GSE residential MBSs	0	49,530	0	49,530
GSE residential CMOs	0	111,119	0	111,119
Private label residential CMOs	0	1,003	0	1,003
Private label commercial CMOs	0	7,653	0	7,653
Asset-backed and other	0	86,545	0	86,545
Totals	$0	$415,308	$0	$415,308
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $1,514,000 and $2,266,000 at June 30, 2018 and December 31, 2017.

The following table presents changes in the fair value for impaired loans still held at June 30, considered in the determination of the provision for loan losses, for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Changes in fair value of impaired loans still held	$79	$4	$84	$2
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value OREO at the lower of cost or fair value on properties held at June 30, 2018 and December 31, 2017 totaled $13,000 and $0. The following table summarizes changes in the fair value of OREO for properties still held at June 30, charged to real estate expenses, for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Changes in fair value of OREO still held	$13	$0	$13	$0
The following table summarizes assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
June 30, 2018
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$334	$334
Multi-family	0	0	148	148
Non-owner occupied residential	0	0	311	311
Commercial and industrial	0	0	44	44
Residential mortgage:
First lien	0	0	1,720	1,720
Home equity - lines of credit	0	0	294	294
Installment and other loans	0	0	1	1
Total impaired loans	$0	$0	$2,852	$2,852
December 31, 2017
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$430	$430
Non-owner occupied	0	0	4,066	4,066
Multi-family	0	0	165	165
Non-owner occupied residential	0	0	344	344
Commercial and industrial	0	0	53	53
Residential mortgage:
First lien	0	0	1,951	1,951
Home equity - lines of credit	0	0	161	161
Installment and other loans	0	0	3	3
Total impaired loans	$0	$0	$7,173	$7,173

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2018
Impaired loans	$2,852	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	10% - 75% discount
			- Management adjustments for liquidation expenses	6% - 20% discount
December 31, 2017
Impaired loans	$7,173	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	7% - 75% discount
			- Management adjustments for liquidation expenses	0% - 20% discount

Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Financial Assets
Cash and due from banks	$18,122	$18,122	$18,122	$0	$0
Interest-bearing deposits with banks	4,460	4,460	4,460	0	0
Restricted investments in bank stocks	12,697	n/a	n/a	n/a	n/a
Securities available for sale	449,419	449,419	0	449,419	0
Loans held for sale	5,495	5,538	0	5,538	0
Loans, net of allowance for loan losses	1,050,446	1,042,855	0	0	1,042,855
Accrued interest receivable	5,568	5,568	0	2,906	2,662
Financial Liabilities
Deposits	1,325,866	1,324,138	0	1,324,138	0
Short-term borrowings	63,838	63,838	0	63,838	0
Long-term debt	83,635	82,928	0	82,928	0
Accrued interest payable	495	495	0	495	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2017
Financial Assets
Cash and due from banks	$21,734	$21,734	$21,734	$0	$0
Interest-bearing deposits with banks	8,073	8,073	8,073	0	0
Restricted investments in bank stocks	9,997	n/a	n/a	n/a	n/a
Securities available for sale	415,308	415,308	0	415,308	0
Loans held for sale	6,089	6,272	0	6,272	0
Loans, net of allowance for loan losses	997,216	994,617	0	0	994,617
Accrued interest receivable	5,048	5,048	0	2,580	2,468
Financial Liabilities
Deposits	1,219,515	1,213,288	0	1,213,288	0
Short-term borrowings	93,576	93,576	0	93,576	0
Long-term debt	83,815	83,949	0	83,949	0
Accrued interest payable	495	495	0	495	0
Off-balance sheet instruments	0	0	0	0	0

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2018 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 11. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

At June 30, 2018 and December 31, 2017, the Company had receivables from customers totaling $654,000 and $682,000.

The following table presents our noninterest income disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Noninterest income
Service charges on deposits	$835	$851	$1,673	$1,655
Trust and investment management income	1,701	1,623	3,369	3,069
Brokerage income	501	518	1,059	985
Merchant and bankcard fees (interchange income)	711	667	1,366	1,303
Revenue from contracts with customers	3,748	3,659	7,467	7,012

Other service charges	606	194	780	321
Mortgage banking activities	679	813	1,314	1,316
Earnings on life insurance	291	271	568	539
Other income	135	32	216	113
Investment securities gains	46	654	862	657
Total noninterest income	$5,505	$5,623	$11,207	$9,958

NOTE 12. CONTINGENCIES
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
On March 27, 2018, the Court held a telephonic status conference with the parties to discuss outstanding discovery issues and case deadlines. On May 2, 2018, the parties filed a joint status report. On May 10, 2018 the Court held a follow-up telephonic status conference at which the parties reported on the progress of discovery to date. Document discovery in the case continues and no further depositions have been scheduled.
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
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At June 30, 2018, the Company had total assets of $1,644,118,000, total liabilities of $1,498,981,000 and total shareholders’ equity of $145,137,000.
Caution About Forward-Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, successful merger and acquisition activity, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatilities in the securities markets; deteriorating economic conditions; expenses associated with pending litigation and legal proceedings; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2017, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
The following is a discussion of our consolidated financial condition at June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
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

RESULTS OF OPERATIONS

Quarter ended June 30, 2018 compared with quarter ended June 30, 2017
Summary
The Company recorded net income of $4,012,000 for the three months ended June 30, 2018 compared with net income of $3,308,000 for the same period in 2017. Diluted EPS for the three months ended June 30, 2018 totaled $0.48, compared with $0.40 for the three months ended June 30, 2017. Net interest income positively influenced results of operations, and totaled $12,353,000 for the three months ended June 30, 2018, a 15.3% increase compared with 2017. Noninterest income, excluding investment securities gains, increased moderately between the periods, with increases in service charges, commissions and fee income and trust and investment management income partially offset by a decrease in mortgage banking activities. Investment securities gains totaled $46,000 in the three months ended June 30, 2018, compared with $654,000 for the same period in 2017. Noninterest expenses totaled $13,272,000 and $12,417,000 for the three months ended June 30, 2018 and 2017. Noninterest expenses in 2018 included increased expenses associated with the Company's ongoing growth strategy in comparison with 2017.
Net Interest Income
Net interest income increased $1,635,000, from $10,718,000 for the three months ended June 30, 2017 to $12,353,000 for the three months ended June 30, 2018. Interest income on loans increased $1,880,000 from $9,851,000 to $11,731,000 and securities interest income increased $976,000 from $2,571,000 to $3,547,000 in comparing the three months ended June 30, 2017 with the same period in 2018.

The following table presents net interest income, net interest spread and net interest margin for the three months ended June 30, 2018 and 2017 on a taxable-equivalent basis:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$9,189	$46	2.01%	$12,380	$46	1.49%
Securities	470,993	3,815	3.25	416,823	2,986	2.87
Loans	1,055,562	11,825	4.49	928,739	10,065	4.35
Total interest-earning assets	1,535,744	15,686	4.10	1,357,942	13,097	3.87
Other assets	108,087			109,793
Total	$1,643,831			$1,467,735
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$741,161	1,006	0.54	$641,111	474	0.30
Savings deposits	99,407	39	0.16	96,261	38	0.16
Time deposits	300,576	1,116	1.49	303,473	972	1.28
Short-term borrowings	87,463	402	1.84	99,983	189	0.76
Long-term debt	83,686	408	1.96	10,634	77	2.90
Total interest-bearing liabilities	1,312,293	2,971	0.91	1,151,462	1,750	0.61
Noninterest-bearing demand deposits	172,813			161,236
Other	16,408			15,205
Total Liabilities	1,501,514			1,327,903
Shareholders’ Equity	142,317			139,832
Total	$1,643,831			$1,467,735
Taxable-equivalent net interest income /net interest spread		12,715	3.19%		11,347	3.26%
Taxable-equivalent net interest margin			3.32%			3.35%
Taxable-equivalent adjustment		(362)			(629)
Net interest income		$12,353			$10,718

Notes:	(1) Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 34% tax rate in 2017.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.
For the three months ended June 30, 2018, taxable-equivalent basis net interest income increased $1,368,000 from the corresponding period in 2017. The increase reflected increased average loan and securities balances at increased market interest rates, partially offset by a higher average balance of interest-bearing liabilities at higher interest rates. While yields on interest-earning assets and costs of interest-bearing liabilities both increased year-over-year, the taxable-equivalent adjustment in 2018 was reduced by the change in our statutory tax rate effective January 1, 2018. The lower tax rate in effect for 2018 was the principal factor in the overall decrease in net interest margin on a taxable-equivalent basis between periods.
Taxable-equivalent interest income earned on loans increased $1,760,000 year-over-year. The $126,823,000 increase in average loan balance year-over-year reflects the Company's loan growth in legacy and newer markets through its expanded sales force. The 14 basis point increase in the yield on loans year-over-year reflects four prime lending rate increases of 25 basis points between June 30, 2017 and June 30, 2018, offset by the impact of the change in the statutory rate used in the taxable-equivalent adjustment.
Taxable-equivalent securities interest income increased $829,000 year-over-year, with the average balance of securities increasing $54,170,000 from June 30, 2017 to June 30, 2018. The increase in taxable-equivalent interest income on securities reflected the increased interest rate environment and certain repositioning within the portfolio under the Company's asset/liability management strategies. Similar to the yield on loans, the 38 basis point increase in the yield on securities year-over-year was offset by the change in the statutory rate used in the taxable-equivalent adjustment.
Interest expense on deposits and borrowings increased $1,221,000 year-over-year. The Company continues to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The increase in interest expense principally reflects the noted increased interest rate environment on the increased deposit and borrowings base. The tax rate change did not impact interest expense.
Provision for Loan Losses
The Company recorded a $200,000 provision for loan losses for the three months ended June 30, 2018 compared with a $100,000 provision recorded for the same period in 2017. The Company has experienced loan portfolio growth, as well as the benefit of favorable historical charge-off statistics and generally stable economic and market conditions for the last several years. These key factors were included in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses at June 30, 2018.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended June 30, 2018 and 2017.

(Dollars in thousands)	Three Months Ended June 30,		$ Change	% Change
	2018	2017	2018-2017	2018-2017
Service charges on deposit accounts	$1,463	$1,429	$34	2.4%
Other service charges, commissions and fees	689	283	406	143.5%
Trust and investment management income	1,701	1,623	78	4.8%
Brokerage income	501	518	(17)	(3.3)%
Mortgage banking activities	679	813	(134)	(16.5)%
Earnings on life insurance	291	271	20	7.4%
Other income	135	32	103	321.9%
Subtotal before securities gains	5,459	4,969	490	9.9%
Investment securities gains	46	654	(608)	(93.0)%
Total noninterest income	$5,505	$5,623	$(118)	(2.1)%

The following factors contributed to the more significant changes in noninterest income between the three months ended June 30, 2018 and 2017.

•	Other service charges, commissions and fees in 2018 reflects an increase in loan transaction fees from 2017.

•	Mortgage banking income decreased in response to decreased refinancing activity as mortgage rates have been rising, as well as a shortage in available housing inventory.

•	Other income in 2018 includes an increase of $103,000 in gain on sales of OREO properties.

•	Other line items within noninterest income showed fluctuations between 2018 and 2017 attributable to normal business operations.
The Company recognized investment securities gains in 2018 and 2017 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		$ Change	% Change
(Dollars in thousands)	2018	2017	2018-2017	2018-2017
Salaries and employee benefits	$7,855	$7,422	$433	5.8%
Occupancy expense	679	705	(26)	(3.7)%
Furniture and equipment	1,068	826	242	29.3%
Data processing	595	664	(69)	(10.4)%
Telephone and communication	165	193	(28)	(14.5)%
Automated teller machine and interchange fees	190	194	(4)	(2.1)%
Advertising and bank promotions	237	391	(154)	(39.4)%
FDIC insurance	172	178	(6)	(3.4)%
Legal fees	83	108	(25)	(23.1)%
Other professional services	476	377	99	26.3%
Directors compensation	205	249	(44)	(17.7)%
Collection and problem loan	21	3	18	nm*
Real estate owned	53	(12)	65	nm*
Taxes other than income	251	220	31	14.1%
Merger related	154	0	154	0.0%
Other operating expenses	1,068	899	169	18.8%
Total noninterest expenses	$13,272	$12,417	$855	6.9%
nm*: not meaningful

The following factors contributed to the more significant changes in noninterest expenses between the three months ended June 30, 2018 and 2017.

•
Expanded operations with the addition of branch banking locations opened in Lancaster County, Pennsylvania, in the second and third quarters of 2017; the addition of lenders in York County, Pennsylvania, in the third quarter of 2017; and additional support personnel all contributed to increases in salaries and employee benefits and furniture and equipment costs in 2018. New branch location openings in Lancaster County in the second half of 2018 as part of the Company's continuing expansion are expected to increase costs in each of these expense categories, as well as in advertising and bank promotions expense.

•
The salaries and employee benefits increase in 2018 over 2017 also includes the impact of annual merit increases awarded in 2017, incentive compensation increases and additional share-based awards granted in 2018. Costs associated with the Company's self-insured group health plan decreased year-over-year due to improving claims experience.

•	Advertising and bank promotions expense decreased from 2017 to 2018, reflecting the increased activity in 2017 in connection with branch openings.

•
The Company incurred merger related expenses, principally legal and professional fees, in 2018 in connection with the Company's pending acquisition of Mercersburg Financial Corporation ("Mercersburg"). The merger is expected to be completed in the fourth quarter of 2018, subject to receipt of regulatory approvals, the approval of Mercersburg’s shareholders, and the satisfaction of other customary closing conditions.

•	Other line items within noninterest expenses showed fluctuations between 2018 and 2017 attributable to normal business operations.
The Company’s efficiency ratio improved to 72.1% for the three months ended June 30, 2018, compared with 76.0% for the same period in 2017. The lower, or more favorable, ratio between the two periods was primarily the result of the growth in net interest and noninterest income outpacing the increase in noninterest expenses. The efficiency ratio expresses noninterest expense as a percentage of taxable-equivalent net interest income and noninterest income, excluding securities gains, merger related expenses, intangible asset amortization, and other real estate income and expenses.

Income Tax Expense
Income tax expense totaled $374,000, an effective tax rate of 8.5%, for the three months ended June 30, 2018, compared with $516,000, an effective tax rate of 13.5%, for the three months ended June 30, 2017. The Company’s effective tax rate is significantly less than the federal statutory rate, which is 21.0% in 2018 and was 34.0% in 2017, principally due to tax-free income, including interest earned on tax-free loans and securities and earnings on the cash surrender value of life insurance policies; federal income tax credits; and non-tax deductible expenses, including estimated merger expenses. The lower effective tax rate for the three months ended June 30, 2018, compared with the same period in 2017, results principally from the reduced statutory tax rate which became effective for the Company on January 1, 2018 as a result of federal tax reform enacted in 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017
Summary
The Company recorded net income of $7,637,000 for the six months ended June 30, 2018 compared with net income of $5,310,000 for the same period in 2017. Diluted EPS for the six months ended June 30, 2018 totaled $0.92, compared with $0.65 for the six months ended June 30, 2017. Net interest income positively influenced results of operations, and totaled $24,037,000 for the six months ended June 30, 2018, a 14.7% increase compared with 2017. Noninterest income, excluding investment securities gains, increased moderately between the periods, with increases in other service charges, commissions and fees income and trust and investment management income. Investment securities gains totaled $862,000 in the six months ended June 30, 2018, compared with $657,000 for the same period in 2017. Noninterest expenses totaled $26,341,000 and $24,563,000 for the six months ended June 30, 2018 and 2017. The principal driver of the increase was salaries and employee benefits associated with the Company's ongoing growth strategy.

Net Interest Income
Net interest income increased $3,082,000, from $20,955,000 to $24,037,000, for the six months ended June 30, 2018 compared with the same period in 2017. Interest and fees income on loans increased $3,732,000, from $19,055,000 to $22,787,000 and securities interest income increased $1,532,000, from $5,179,000 to $6,711,000, in comparing the six months ended June 30, 2018 with the same period in 2017.
The following table presents net interest income, net interest spread and net interest margin for the six months ended June 30, 2018 and 2017 on a taxable-equivalent basis.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$11,717	$101	1.74%	$8,981	$64	1.44%
Securities	459,892	7,210	3.16	416,087	5,996	2.91
Loans	1,043,258	22,967	4.44	912,127	19,487	4.31
Total interest-earning assets	1,514,867	30,278	4.03	1,337,195	25,547	3.85
Other assets	105,964			108,696
Total	$1,620,831			$1,445,891
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$729,362	1,814	0.50	$625,170	837	0.27
Savings deposits	98,400	77	0.16	94,795	74	0.16
Time deposits	291,257	2,094	1.45	300,117	1,899	1.28
Short-term borrowings	93,584	765	1.65	102,303	361	0.71
Long-term debt	83,731	812	1.96	16,017	172	2.17
Total interest-bearing liabilities	1,296,334	5,562	0.87	1,138,402	3,343	0.59
Noninterest-bearing demand deposits	166,440			154,904
Other	16,053			14,900
Total Liabilities	1,478,827			1,308,206
Shareholders’ Equity	142,004			137,685
Total	$1,620,831			$1,445,891
Taxable-equivalent net interest income /net interest spread		24,716	3.16%		22,204	3.26%
Taxable-equivalent net interest margin			3.29%			3.35%
Taxable-equivalent adjustment		(679)			(1,249)
Net interest income		$24,037			$20,955

Notes:	(1) Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 34% tax rate in 2017.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.

For the six months ended June 30, 2018, taxable-equivalent basis net interest income increased $2,512,000 from the corresponding period in 2017. The increase reflected increased average loan and securities balances at increased market interest rates, partially offset by a higher average balance of interest-bearing liabilities at higher interest rates. While yields on interest-earning assets and costs of interest-bearing liabilities both increased year-over-year, the taxable-equivalent adjustment in 2018 was reduced by the change in our statutory tax rate effective January 1, 2018. The lower tax rate in effect for 2018 was the principal factor in the overall decrease in net interest margin on a taxable-equivalent basis between periods.
Taxable-equivalent interest income earned on loans increased $3,480,000 year-over-year. The $131,131,000 increase in average loan balance year-over-year reflects the Company's loan growth in legacy and newer markets through its expanded sales force. The 13 basis point increase in the yield on loans year-over-year reflects four prime lending rate increases of 25 basis points between June 30, 2017 and June 30, 2018, offset by the impact of the change in the statutory rate used in the taxable-equivalent adjustment.

Taxable-equivalent securities interest income increased $1,214,000 year-over-year, with the average balance of securities increasing $43,805,000 from June 30, 2017 to June 30, 2018. The increase in taxable-equivalent interest income on securities reflected the increased interest rate environment and certain repositioning within the portfolio under the Company's asset/liability management strategies. Similar to the yield on loans, the 25 basis point increase in the yield on securities year-over-year was offset by the change in the statutory rate used in the taxable-equivalent adjustment.
Interest expense on deposits and borrowings increased $2,219,000 year-over-year. The Company continues to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The increase in interest expense principally reflects the noted increased interest rate environment on the increased deposit and borrowings base. The tax rate change did not impact interest expense.
Provision for Loan Losses
The Company recorded a $400,000 provision for loan losses for the six months ended June 30, 2018 compared with a $100,000 provision recorded for the same period in 2017. The Company has experienced loan portfolio growth, as well as the benefit of favorable historical charge-off statistics and generally stable economic and market conditions for the last several years. These key factors were included in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses at June 30, 2018.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the six months ended June 30, 2018 and 2017.

(Dollars in thousands)	Six Months Ended June 30,		$ Change	% Change
	2018	2017	2018-2017	2018-2017
Service charges on deposit accounts	$2,881	$2,787	$94	3.4%
Other service charges, commissions and fees	938	492	446	90.7%
Trust and investment management income	3,369	3,069	300	9.8%
Brokerage income	1,059	985	74	7.5%
Mortgage banking activities	1,314	1,316	(2)	(0.2)%
Earnings on life insurance	568	539	29	5.4%
Other income	216	113	103	91.2%
Subtotal before securities gains	10,345	9,301	1,044	11.2%
Investment securities gains	862	657	205	31.2%
Total noninterest income	$11,207	$9,958	$1,249	12.5%
The following factors contributed to the more significant changes in noninterest income between the six months ended June 30, 2018 and 2017.

•	Other service charges, commissions and fees in 2018 reflects an increase in loan transaction fees from 2017.

•
Overall, fees have increased in trust and investment management income and brokerage income as additional revenues have been generated from volatility in the marketplace, which led to higher fees generated from increased volumes. In addition, the six month comparison reflects increased estate fees recognized in the first quarter of 2018 compared with 2017.

•
Mortgage banking income is consistent in the year-over-year comparison, with increases noted in the first quarter of 2018 offset by decreases in the second quarter due to decreased refinancing activity as mortgage rates have been rising, as well as a shortage in available housing inventory.

•	Other income in 2018 includes an increase of $96,000 in gain on sales of OREO properties.

•	Other line items within noninterest income showed fluctuations between 2018 and 2017 attributable to normal business operations.
The Company recognized investment securities gains in 2018 and 2017 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		$ Change	% Change
(Dollars in thousands)	2018	2017	2018-2017	2018-2017
Salaries and employee benefits	$15,877	$14,822	$1,055	7.1%
Occupancy	1,477	1,462	15	1.0%
Furniture and equipment	1,987	1,562	425	27.2%
Data processing	1,214	1,175	39	3.3%
Telephone and communication	361	315	46	14.6%
Automated teller machine and interchange fees	361	372	(11)	(3.0)%
Advertising and bank promotions	619	778	(159)	(20.4)%
FDIC insurance	338	315	23	7.3%
Legal	149	261	(112)	(42.9)%
Other professional services	779	732	47	6.4%
Directors' compensation	456	491	(35)	(7.1)%
Collection and problem loan	78	78	0	0.0%
Real estate owned	78	8	70	nm*
Taxes other than income	502	448	54	12.1%
Merger related	154	0	154	0.0%
Other operating expenses	1,911	1,744	167	9.6%
Total noninterest expenses	$26,341	$24,563	$1,778	7.2%
nm*: not meaningful
The following factors contributed to the more significant changes in noninterest expenses between the six months ended June 30, 2018 and 2017.

•
Expanded operations with the addition of branch banking locations opened in Lancaster County, Pennsylvania, in the second and third quarters of 2017; the addition of lenders in York County, Pennsylvania, in the third quarter of 2017; and additional support personnel all contributed to increases in salaries and employee benefits and furniture and equipment costs in 2018. New branch location openings in Lancaster County in the second half of 2018 as part of the Company's continuing expansion are expected to increase costs in each of these expense categories, as well as in advertising and bank promotions expense.

•
The salaries and employee benefits increase in 2018 over 2017 also includes the impact of annual merit increases awarded in 2017, incentive compensation increases and additional share-based awards granted in 2018. Costs associated with the Company's self-insured group health plan decreased year-over-year due to improving claims experience.

•	Advertising and bank promotions expense decreased from 2017 to 2018, reflecting the increased activity in 2017 in connection with branch openings.

•
The Company incurred merger related expenses, principally legal and professional fees, in 2018 in connection with the Company's pending acquisition of Mercersburg. The merger is expected to be completed in the fourth quarter of 2018, subject to receipt of regulatory approvals, the approval of Mercersburg’s shareholders, and the satisfaction of other customary closing conditions.

•	Other line items within noninterest expenses showed fluctuations between 2018 and 2017 attributable to normal business operations.
The Company’s efficiency ratio improved to 74.6% for the six months ended June 30, 2018, compared with 77.8% for the same period in 2017. The lower, or more favorable, ratio between the two periods was primarily the result of the growth in net interest and noninterest income outpacing the increase in noninterest expenses. The efficiency ratio expresses noninterest expense as a percentage of taxable-equivalent net interest income and noninterest income, excluding securities gains, merger related expenses, intangible asset amortization, and other real estate income and expenses.

Income Tax Expense
Income tax expense totaled $866,000, an effective tax rate of 10.2%, for the six months ended June 30, 2018, compared with $940,000, an effective tax rate of 15.0%, for the six months ended June 30, 2017. The Company’s effective tax rate is significantly less than the federal statutory rate, which is 21.0% in 2018 and was 34.0% in 2017, principally due to tax-free income, including interest earned on tax-free loans and securities and earnings on the cash surrender value of life insurance policies; federal income tax credits; and non-tax deductible expenses, including estimated merger expenses. The lower effective tax rate for the six months ended June 30, 2018, compared with the same period in 2017, results principally from the reduced statutory tax rate which became effective for the Company on January 1, 2018 as a result of federal tax reform enacted in 2017.

FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward maximizing profitability and minimizing risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At June 30, 2018, securities available for sale totaled $449,419,000, an increase of $34,111,000, from the December 31, 2017 balance of $415,308,000.
In the six months ended June 30, 2018, the Company realized gains totaling $862,000 from sales of investments, as it repositioned parts of its portfolio in response to market and interest rate opportunities under its asset/liability management strategies. Sales of investments in GSE residential MBSs were the principal driver of the realized gains. Sale proceeds totaling $88,110,000 were principally redeployed in investments in asset-backed securities and states and political subdivisions securities.
Loan Portfolio
The Company offers a variety of products to meet the credit needs of our borrowers, principally commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
The risks associated with lending activities differ among loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans, and also impact the associated collateral. See Note 4, Loans Receivable and Allowance for Loan Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information," for a description of the Company’s loan classes and differing levels of associated credit risk.

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial real estate:
Owner occupied	$119,507	$116,811
Non-owner occupied	244,058	244,491
Multi-family	58,575	53,634
Non-owner occupied residential	84,009	77,980
Acquisition and development:
1-4 family residential construction	8,801	11,730
Commercial and land development	38,773	19,251
Commercial and industrial	130,280	115,663
Municipal	39,753	42,065
Residential mortgage:
First lien	167,499	162,509
Home equity - term	11,313	11,784
Home equity - lines of credit	132,528	132,192
Installment and other loans	28,787	21,902
	$1,063,883	$1,010,012
The loan portfolio at June 30, 2018 increased $53,871,000, or 5.3% (10.8% annualized), from December 31, 2017. The Company continues to grow in both its legacy and newer markets through its expanded sales force. Loan portfolio growth was experienced in nearly all loan segments from December 31, 2017 to June 30, 2018, with the largest dollar increases in the acquisition and development, commercial and industrial and commercial real estate segments. Acquisition and development loans grew $16.6 million, or 53.6%, as the need for new construction financing has increased in the market. Commercial and industrial loans grew $14.6 million, or 12.6%, and reflected the Company's additional emphasis on growing this segment to increase diversification of its loan portfolio. The commercial real estate segment also grew $13.2 million, or 2.7%, during this period. Partially offsetting 2018 growth in commercial real estate loans was the payoff of loans in connection with a business ownership transition and payoff of a nonaccrual loan.
Competition for new business opportunities remains strong, which may impact loan growth in future quarters.
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
The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of June 30, 2018, December 31, 2017 and June 30, 2017. Relevant asset quality ratios are also presented.

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Nonaccrual loans (cash basis)	$4,998	$9,843	$5,160
OREO	395	961	1,012
Total nonperforming assets	5,393	10,804	6,172
Restructured loans still accruing	1,156	1,183	1,204
Loans past due 90 days or more and still accruing	0	0	0
Total nonperforming and other risk assets	$6,549	$11,987	$7,376
Loans 30-89 days past due	$1,857	$5,277	$1,069
Asset quality ratios:
Total nonperforming loans to total loans	0.47%	0.97%	0.55%
Total nonperforming assets to total assets	0.33%	0.69%	0.42%
Total nonperforming assets to total loans and OREO	0.51%	1.07%	0.66%
Total risk assets to total loans and OREO	0.62%	1.19%	0.79%
Total risk assets to total assets	0.40%	0.77%	0.50%
ALL to total loans	1.26%	1.27%	1.36%
ALL to nonperforming loans	268.85%	130.00%	247.11%
ALL to nonperforming loans and restructured loans still accruing	218.35%	116.05%	200.36%
Total nonperforming and other risk assets decreased $5,438,000, or 45.4%, from December 31, 2017 to June 30, 2018 and by $827,000, or 11.2% from June 30, 2017. One commercial real estate loan, downgraded to nonaccrual status in the fourth quarter of 2017 and paid off in the second quarter of 2018, was the principal driver of the nonperforming and risk asset changes between periods in the above table and in the impaired loans tables below.

The following table presents detail of impaired loans at June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,144	$44	$1,188	$1,185	$52	$1,237
Non-owner occupied	0	0	0	4,065	0	4,065
Multi-family	148	0	148	165	0	165
Non-owner occupied residential	345	0	345	381	0	381
Acquisition and development:
1-4 family residential construction	201	0	201	492	0	492
Commercial and industrial	323	0	323	350	0	350
Residential mortgage:
First lien	2,157	1,086	3,243	2,734	1,102	3,836
Home equity - term	19	0	19	22	0	22
Home equity - lines of credit	660	26	686	438	29	467
Installment and other loans	1	0	1	11	0	11
	$4,998	$1,156	$6,154	$9,843	$1,183	$11,026
The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at June 30, 2018 and December 31, 2017. Of the relationships deemed to be impaired at June 30, 2018, none had a recorded balance in excess of $1,000,000 and 64 had recorded balances of less than $250,000, or 76.2%, of total impaired loans.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
June 30, 2018
Relationships greater than $1,000,000	0	$0	$0	$0
Relationships greater than $500,000 but less than $1,000,000	1	506	145	0
Relationships greater than $250,000 but less than $500,000	3	959	120	0
Relationships less than $250,000	64	4,689	1,210	39
	68	$6,154	$1,475	$39
December 31, 2017
Relationships greater than $1,000,000	1	$4,065	$791	$0
Relationships greater than $500,000 but less than $1,000,000	1	518	145	0
Relationships greater than $250,000 but less than $500,000	4	1,501	120	0
Relationships less than $250,000	62	4,942	1,160	51
	68	$11,026	$2,216	$51
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at June 30, 2018. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.

The Company’s OREO totaled $395,000 at June 30, 2018 and consisted of two residential properties. The decrease in OREO from $961,000 at December 31, 2017 was principally the result of the sale of two commercial properties at modest gains in the second quarter of 2018 and the addition of the two residential properties in the first quarter of 2018, which migrated to OREO from nonaccrual status. All properties are carried at the lower of cost or fair value, less costs to dispose.
At June 30, 2018, the Company believes the value of OREO represents the properties' fair values, but if the real estate market changes, additional charges may be needed.
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
The ALL is evaluated based on review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve is included in Note 4, Loans Receivable and Allowance for Loan Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information."

The following table summarizes the Company’s internal risk ratings at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
June 30, 2018
Commercial real estate:
Owner occupied	$115,202	$1,978	$1,139	$1,188	$0	$119,507
Non-owner occupied	239,622	0	4,436	0	0	244,058
Multi-family	52,263	5,429	735	148	0	58,575
Non-owner occupied residential	81,864	638	1,162	345	0	84,009
Acquisition and development:
1-4 family residential construction	8,600	0	0	201	0	8,801
Commercial and land development	38,149	28	596	0	0	38,773
Commercial and industrial	128,011	1,946	0	323	0	130,280
Municipal	39,753	0	0	0	0	39,753
Residential mortgage:
First lien	164,256	0	0	3,243	0	167,499
Home equity - term	11,294	0	0	19	0	11,313
Home equity - lines of credit	131,705	78	59	686	0	132,528
Installment and other loans	28,786	0	0	1	0	28,787
	$1,039,505	$10,097	$8,127	$6,154	$0	$1,063,883
December 31, 2017
Commercial real estate:
Owner occupied	$113,240	$413	$1,921	$1,237	$0	$116,811
Non-owner occupied	235,919	0	4,507	4,065	0	244,491
Multi-family	48,603	4,113	753	165	0	53,634
Non-owner occupied residential	76,373	142	1,084	381	0	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	492	0	11,730
Commercial and land development	18,635	5	611	0	0	19,251
Commercial and industrial	113,162	2,151	0	350	0	115,663
Municipal	42,065	0	0	0	0	42,065
Residential mortgage:
First lien	158,673	0	0	3,836	0	162,509
Home equity - term	11,762	0	0	22	0	11,784
Home equity - lines of credit	131,585	80	60	467	0	132,192
Installment and other loans	21,891	0	0	11	0	21,902
	$983,146	$6,904	$8,936	$11,026	$0	$1,010,012
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

The following table summarizes activity in the ALL for the three and six months ended June 30, 2018 and 2017.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
June 30, 2018
Balance, beginning of period	$6,770	$510	$1,590	$83	$8,953	$3,382	$204	$3,586	$461	$13,000
Provision for loan losses	(418)	208	8	(3)	(205)	237	44	281	124	200
Charge-offs	0	0	0	0	0	(86)	(47)	(133)	0	(133)
Recoveries	328	2	0	0	330	11	29	40	0	370
Balance, end of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
June 30, 2017
Balance, beginning of period	$6,963	$513	$1,218	$106	$8,800	$3,229	$127	$3,356	$512	$12,668
Provision for loan losses	(214)	65	69	11	(69)	198	13	211	(42)	100
Charge-offs	0	0	0	0	0	(51)	(27)	(78)	0	(78)
Recoveries	28	1	4	0	33	10	18	28	0	61
Balance, end of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
Six Months Ended
June 30, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(411)	300	152	(4)	37	202	51	253	110	400
Charge-offs	0	0	0	0	0	(86)	(118)	(204)	0	(204)
Recoveries	328	3	0	0	331	28	86	114	0	445
Balance, end of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
June 30, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(738)	(3)	267	63	(411)	441	14	455	56	100
Charge-offs	(45)	0	(55)	0	(100)	(51)	(56)	(107)	0	(207)
Recoveries	30	2	5	0	37	17	29	46	0	83
Balance, end of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
The ALL at June 30, 2018, increased $641,000 from December 31, 2017, reflecting the $400,000 provision for loan losses and net recoveries during the period. Net recoveries totaled $237,000 and $241,000 for the three and six months ended June 30, 2018 compared with net charge-offs of $17,000 and $124,000 for the same periods in 2017, principally due to recoveries in 2018 on the commercial real estate loan previously noted. The ratio of annualized net charge-offs (recoveries) to average loans outstanding was (0.09)% and (0.05)% for the three and six months ended June 30, 2018 compared with 0.01% and 0.03% for the same periods in 2017. Classified loans totaled $14,281,000 at June 30, 2018, or 1.3% of total loans outstanding, and decreased from $19,962,000 at December 31, 2017, or 2.0% of loans outstanding. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends contributed to management's determination that a provision for loan losses in the first two quarters of 2018 was required to maintain an adequate ALL, with an ALL to total loans ratio of 1.26%, at June 30, 2018, compared with 1.27% at December 31, 2017.
Despite generally favorable historical charge-off data and stable and economic and market conditions, the growth the Company has experienced in its loan portfolio may result in the need for additional provisions for loan losses in future quarters.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at June 30, 2018 and December 31, 2017.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
June 30, 2018
Loans allocated by:
Individually evaluated for impairment	$1,681	$201	$323	$0	$2,205	$3,948	$1	$3,949	$0	$6,154
Collectively evaluated for impairment	504,468	47,373	129,957	39,753	721,551	307,392	28,786	336,178	0	1,057,729
	$506,149	$47,574	$130,280	$39,753	$723,756	$311,340	$28,787	$340,127	$0	$1,063,883
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$39	$0	$39	$0	$39
Collectively evaluated for impairment	6,680	720	1,598	80	9,078	3,505	230	3,735	585	13,398
	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
December 31, 2017
Loans allocated by:
Individually evaluated for impairment	$5,848	$492	$350	$0	$6,690	$4,325	$11	$4,336	$0	$11,026
Collectively evaluated for impairment	487,068	30,489	115,313	42,065	674,935	302,160	21,891	324,051	0	998,986
	$492,916	$30,981	$115,663	$42,065	$681,625	$306,485	$21,902	$328,387	$0	$1,010,012
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,763	417	1,446	84	8,710	3,358	202	3,560	475	12,745
	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
In addition to the specific reserve allocations on impaired loans noted previously, 18 loans, with aggregate outstanding principal balances of $2,075,000, have had cumulative partial charge-offs to the ALL totaling $1,475,000 at June 30, 2018. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the ALL reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments due to risk of error in the specific and general reserve allocation; other potential exposure in the loan portfolio; variances in management’s assessment of national and local economic conditions; and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $585,000, or 4.4% of the ALL balance, at June 30, 2018 compared with $475,000 at December 31, 2017, or 3.7% of the ALL balance at December 31, 2017.
While management believes the Company’s ALL is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits
Deposits totaled $1,325,866,000 at June 30, 2018, an increase of $106,351,000, or 8.7%, from $1,219,515,000 at December 31, 2017.
Noninterest-bearing deposits increased $16,361,000, or 10.1%, from December 31, 2017 to June 30, 2018 and totaled $178,704,000 at June 30, 2018. Interest-bearing deposits totaled $1,147,162,000 at June 30, 2018, an increase of $89,990,000, or 8.5% from the $1,057,172,000 balance at December 31, 2017. Approximately $40,000,000 of the growth in interest-bearing deposits occurred as certain larger depository relationships, previously enrolled in the Company's repurchase agreement program included in short-term borrowings, transitioned to interest-bearing deposits in a program provided through a third party which provides full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks.
The Company has continued to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings delivered by its expanded sales force as it increases its commercial relationships. Deposit growth in the first half of 2018 was used to fund growth in the loan and investment portfolios.
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
Shareholders’ equity totaled $145,137,000 at June 30, 2018, and increased $372,000 or 0.3%, from $144,765,000 at December 31, 2017. Significant factors in this change were net income totaling $7,637,000 for the six months ended June 30, 2018, offset by a decrease in net unrealized gains/losses in AOCI, net of taxes, totaling $5,538,000 and by dividends declared on common stock of $2,095,000.
Capital Adequacy. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Management believes, at June 30, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject. At June 30, 2018 and December 31, 2017, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 7, Shareholders' Equity and Regulatory Capital, to the Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at June 30, 2018 and December 31, 2017.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 7, the Company and the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, Item 1 - Business, under the topic Basel III Capital Rules. At June 30, 2018, the Company's and the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.4% and 5.1%, respectively, which is above the phase in requirements of 1.875% for December 31, 2018.

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
Pending Acquisition

See Note 2, Pending Acquisition, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" in this Form 10-Q.

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
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The Company primarily uses its securities portfolio, FHLB advances and brokered deposits to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. We do not currently use hedging instruments for risk management, but we do evaluate them and may use them in the future.
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
The simulation analysis results are presented in the Earnings at Risk table below. At June 30, 2018, similar to at December 31, 2017, these results indicate the Company would be better positioned in a moderately rising interest rate environment than it would be if interest rates increased more substantially or decreased.
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
The net present value analysis results are presented in the Value at Risk table below. At June 30, 2018, similar to at December 31, 2017, these results indicate the Company would be better positioned in a moderately rising interest rate environment than it would be if interest rates increased more substantially or decreased.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	June 30, 2018	December 31, 2017	Change in Market Interest Rates (basis points)	June 30, 2018	December 31, 2017
(100)	(6.5%)	(6.5%)	(100)	(7.2%)	(7.2%)
100	(2.9%)	(1.3%)	100	(1.9%)	(1.8%)
200	(6.4%)	(4.9%)	200	(5.7%)	(5.4%)

Item 4. Controls and Procedures

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2018.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2018.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 12, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
In addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, investors should consider the following:
There is no assurance when or even if our merger acquisition of Mercersburg Financial Corporation will be completed.
The merger agreement between the Company and Mercersburg is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include:

•	approval of the merger agreement and the merger by Mercersburg shareholders;

•	the receipt of required regulatory approvals;

•	absence of orders prohibiting the completion of the merger;

•	effectiveness of the registration statement filed by the Company to register the shares of our common stock to be issued to Mercersburg shareholders in the merger;

•	the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements; and

•	the receipt by both parties of legal opinions from their respective tax counsels.

There can be no assurance that the parties will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The parties can agree at any time to terminate the merger agreement even after Mercersburg’s shareholders have provided their approval. The parties can also terminate the merger agreement under other specified circumstances. In addition, Mercersburg may choose to terminate the merger agreement if the volume weighted average stock price of our common stock as reported on NASDAQ during the 15 trading day period ending on the determination date is less than $20.928 per share and our common stock underperforms the NASDAQ Bank Index by more than 20% between May 29, 2018 and the determination date. Any such termination would be subject to the right of the Company to increase the amount of our common stock to be provided to Mercersburg shareholders pursuant to the formula prescribed in the merger agreement.
Regulatory approvals may not be received or may take longer than expected in order to be obtained.
We are required to obtain the approvals of the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities prior to completing the merger. Obtaining the approval of these regulatory agencies may delay the date of completion of the merger. In addition, you should be aware that, as in any transaction, it is possible that, among other things, restrictions on the combined operations of the two companies may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. This may diminish the benefits of the merger to us or have an adverse effect on us following the merger and prevent us from achieving the expected benefits of the merger. We have the right to terminate the merger agreement if the approval of any governmental authority required for consummation of the merger and the other transactions provided for in the merger agreement, imposes any term, condition or restriction upon us or any of our subsidiaries that we reasonably determine would (a) prohibit or materially limit the ownership or operation by us of any material portion of Mercersburg’s business or assets, (b) compel us to dispose or hold separate any material portion of Mercersburg’s assets or (c) compel us to take any action, or commit to take any action, or agree to any condition or request, if the prohibition, limitation, condition or other requirement described in clauses (a)-(c) of this sentence would have a material adverse effect on the future operation by us of our business, taken as a whole.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits.
We have incurred, and will continue to incur, substantial expenses in connection with the pending merger acquisition of Mercersburg. If the merger is not completed, these expenses may have a material adverse impact on our operating results.
Goodwill incurred in the merger may negatively affect our financial condition.
To the extent that the merger consideration, consisting of the cash and the number of shares of our common stock issued or to be issued in the merger, exceeds the fair value of the net assets, including identifiable intangibles, of Mercersburg, that amount will be reported as goodwill by us. In accordance with current accounting guidance, goodwill will not be amortized but will be evaluated for impairment annually or more frequently if events or circumstances warrant. A failure to realize expected benefits of the merger could adversely impact the carrying value of the goodwill recognized in the merger and, in turn, negatively affect our financial results.
We may be unable to successfully integrate Mercersburg’s operations.
The merger involves the integration of two companies that previously operated independently. The difficulties of combining the companies’ operations include:

•	integrating personnel with diverse business backgrounds;

•	integrating departments, systems, operating procedures and information technologies;

•	combining different corporate cultures;

•	retaining existing customers and attracting new customers; and

•	retaining key employees.
The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have a material adverse effect on the business and results of operations of the combined company.
The success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of the Company with Mercersburg. If we are unable to successfully integrate Mercersburg, the anticipated benefits and cost savings of the merger may not be realized fully or may take longer to realize than expected. For example, we may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the acquisition. In addition, as with regard to any merger, a significant change in interest rates or economic conditions or decline in asset valuations may also cause us not to realize expected benefits and result in the merger not being as accretive as expected.
Unanticipated costs relating to the merger could reduce our future earnings per share.
We believe that we have reasonably estimated the likely costs of integrating the operations of the Company and Mercersburg, and the incremental costs of operating as a combined company. However, it is possible that we could incur unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, which could result in the merger not being as accretive as expected or having a dilutive effect on the combined company’s earnings per share.
The market price of our common stock after the merger may be affected by factors different from those affecting our shares currently.
The businesses of the Company and Mercersburg differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each of us and Mercersburg. The market value of our common stock fluctuates based upon various factors, including changes in our business, operations or prospects, market assessments of the merger, regulatory considerations, market and economic considerations, and other factors. Further, the market price of our common stock after the merger may be affected by factors different from those currently affecting our common stock.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2018 to April 30, 2018	0	$0.00	0	333,275
May 1, 2018 to May 31, 2018	3,136	26.10	0	333,275
June 1, 2018 to June 30, 2018	10,031	26.10	0	333,275
Total	13,167	$26.10	0

(1)	The 13,167 shares purchased in May and June 2018 were in connection with the vesting of restricted stock granted to employees under the 2011 Orrstown Financial Services, Inc. Stock Incentive Plan.
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. At June 30, 2018, there are 333,275 authorized shares remaining in the program.  When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None.

Item 6 – Exhibits

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K filed June 1, 2018.

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed January 30, 2018.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
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

Date: August 7, 2018