Form 10-Q
period 2018-09-30
ORRSTOWN FINANCIAL SERVICES INC
filed 2018-11-06
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s Common Stock as of October 31, 2018: 9,432,862.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share information)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$21,892	$21,734
Interest-bearing deposits with banks	19,125	8,073
Cash and cash equivalents	41,017	29,807
Restricted investments in bank stocks	9,337	9,997
Securities available for sale	489,356	415,308
Loans held for sale	4,765	6,089
Loans	1,084,941	1,010,012
Less: Allowance for loan losses	(13,812)	(12,796)
Net loans	1,071,129	997,216
Premises and equipment, net	35,922	34,809
Cash surrender value of life insurance	34,799	33,570
Accrued interest receivable	5,393	5,048
Other assets	29,037	27,005
Total assets	$1,720,755	$1,558,849
Liabilities
Deposits:
Noninterest-bearing	$187,721	$162,343
Interest-bearing	1,241,449	1,057,172
Total deposits	1,429,170	1,219,515
Short-term borrowings	45,353	93,576
Long-term debt	83,543	83,815
Accrued interest and other liabilities	17,132	17,178
Total liabilities	1,575,198	1,414,084
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 8,393,158 and 8,347,856 shares issued; 8,385,627 and 8,347,039 shares outstanding	437	435
Additional paid - in capital	126,260	125,458
Retained earnings	24,529	16,042
Accumulated other comprehensive income (loss)	(5,472)	2,845
Treasury stock—common, 7,531 and 817 shares, at cost	(197)	(15)
Total shareholders’ equity	145,557	144,765
Total liabilities and shareholders’ equity	$1,720,755	$1,558,849
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share information)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest and dividend income
Interest and fees on loans	$12,281	$10,337	$35,068	$29,392
Interest and dividends on investment securities
Taxable	2,922	1,925	7,754	5,518
Tax-exempt	955	758	2,834	2,344
Short-term investments	68	78	169	142
Total interest and dividend income	16,226	13,098	45,825	37,396
Interest expense
Interest on deposits	2,780	1,619	6,765	4,429
Interest on short-term borrowings	332	182	1,097	543
Interest on long-term debt	410	216	1,222	388
Total interest expense	3,522	2,017	9,084	5,360
Net interest income	12,704	11,081	36,741	32,036
Provision for loan losses	200	100	600	200
Net interest income after provision for loan losses	12,504	10,981	36,141	31,836
Noninterest income
Service charges on deposit accounts	1,524	1,437	4,405	4,224
Other service charges, commissions and fees	492	205	1,430	697
Trust and investment management income	1,668	1,551	5,037	4,620
Brokerage income	455	424	1,514	1,409
Mortgage banking activities	735	797	2,049	2,113
Income from life insurance	533	275	1,101	814
Other income	56	34	272	147
Investment securities gains	29	533	891	1,190
Total noninterest income	5,492	5,256	16,699	15,214
Noninterest expenses
Salaries and employee benefits	7,610	7,544	23,487	22,366
Occupancy	775	639	2,252	2,101
Furniture and equipment	990	937	2,977	2,499
Data processing	661	527	1,875	1,702
Telephone and communication	181	221	542	536
Automated teller and interchange fees	187	196	548	568
Advertising and bank promotions	279	325	898	1,103
FDIC insurance	169	139	507	454
Legal fees	215	565	364	826
Other professional services	361	380	1,140	1,112
Directors' compensation	207	254	663	745
Collection and problem loan	59	56	137	134
Real estate owned	18	41	96	49
Taxes other than income	259	211	761	659
Merger related	319	0	473	0
Other operating expenses	1,046	1,052	2,957	2,796
Total noninterest expenses	13,336	13,087	39,677	37,650
Income before income tax expense	4,660	3,150	13,163	9,400
Income tax expense	644	376	1,510	1,316
Net income	$4,016	$2,774	$11,653	$8,084
Per share information:
Basic earnings per share	$0.50	$0.34	$1.44	$1.00
Diluted earnings per share	0.49	0.34	1.41	0.98
Dividends per share	0.13	0.10	0.38	0.30
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$4,016	$2,774	$11,653	$8,084
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	(3,488)	(1,400)	(9,637)	5,350
Reclassification adjustment for gains realized in net income	(29)	(533)	(891)	(1,190)
Net unrealized gains (losses)	(3,517)	(1,933)	(10,528)	4,160
Tax effect	738	656	2,211	(1,415)
Total other comprehensive income (loss), net of tax and reclassification adjustments	(2,779)	(1,277)	(8,317)	2,745
Total comprehensive income	$1,237	$1,497	$3,336	$10,829
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2017	$437	$124,935	$11,669	$(1,165)	$(1,017)	$134,859
Net income	0	0	8,084	0	0	8,084
Total other comprehensive income, net of taxes	0	0	0	2,745	0	2,745
Cash dividends ($0.30 per share)	0	0	(2,489)	0	0	(2,489)
Share-based compensation plans:
Issuance of stock (5,418 net common shares and 56,885 treasury shares issued), including compensation expense of $1,048	(2)	185	0	0	1,002	1,185
Balance, September 30, 2017	$435	$125,120	$17,264	$1,580	$(15)	$144,384

Balance, January 1, 2018	$435	$125,458	$16,042	$2,845	$(15)	$144,765
Net income	0	0	11,653	0	0	11,653
Total other comprehensive loss, net of taxes	0	0	0	(8,317)	0	(8,317)
Cash dividends ($0.38 per share)	0	0	(3,166)	0	0	(3,166)
Share-based compensation plans:
Issuance of stock (45,302 net common shares issued and 6,714 net treasury shares acquired), including compensation expense of $1,112	2	802	0	0	(182)	622
Balance, September 30, 2018	$437	$126,260	$24,529	$(5,472)	$(197)	$145,557
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net income	$11,653	$8,084
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums on securities available for sale	1,356	3,388
Depreciation and amortization	2,572	2,382
Provision for loan losses	600	200
Share-based compensation	1,112	1,048
Gain on sales of loans originated for sale	(1,687)	(1,751)
Mortgage loans originated for sale	(71,008)	(75,484)
Proceeds from sales of loans originated for sale	73,679	71,409
Gain on sale of portfolio loans	(291)	(32)
Net gain on disposal of OREO	(111)	(11)
Writedown of OREO	24	4
Net (gain) loss on disposal of premises and equipment	16	(18)
Deferred income taxes	756	229
Investment securities gains	(891)	(1,190)
Income from life insurance	(1,101)	(814)
(Increase) decrease in accrued interest receivable	(345)	420
Increase in accrued interest payable and other liabilities	(46)	1,835
Other, net	(1,158)	(360)
Net cash provided by operating activities	15,130	9,339
Cash flows from investing activities
Proceeds from sales of available for sale securities	113,180	162,319
Maturities, repayments and calls of available for sale securities	12,793	22,060
Purchases of available for sale securities	(211,014)	(203,719)
Net (purchases) redemptions of restricted investments in bank stocks	660	(1,499)
Net increase in loans	(78,497)	(101,203)
Proceeds from sales of portfolio loans	3,589	2,195
Purchases of bank premises and equipment	(3,078)	(2,372)
Improvements to OREO	0	(9)
Proceeds from disposal of OREO	1,260	237
Proceeds from disposal of bank premises and equipment	7	83
Purchases of bank owned life insurance	(900)	(600)
Death benefit proceeds from life insurance contracts	576	0
Net cash used in investing activities	(161,424)	(122,508)
Cash flows from financing activities
Net increase in deposits	209,655	64,275
Net decrease in borrowings with original maturities less than 90 days	(8,223)	(36,293)
Proceeds from other short-term borrowings	0	70,000
Payments on other short-term borrowings	(40,000)	(30,000)
Proceeds from long-term debt	0	60,000
Payments on long-term debt	(272)	(20,260)
Dividends paid	(3,166)	(2,489)
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(651)	0
Proceeds from issuance of stock for option exercises and employee stock purchase plan	161	137
Net cash provided by financing activities	157,504	105,370
Net increase (decrease) in cash and cash equivalents	11,210	(7,799)
Cash and cash equivalents at beginning of period	29,807	30,273
Cash and cash equivalents at end of period	$41,017	$22,474

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,991	$5,335
Income taxes	60	1,108
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	$538	$1,007

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
Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2017 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2017 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications.
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
Securities – The Company typically classifies debt securities as available for sale on the date of purchase. At September 30, 2018 and December 31, 2017, the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market and retains the servicing of those loans. At September 30, 2018 and December 31, 2017, the balance of loans serviced for others totaled $337,379,000 and $334,802,000.
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

Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs totaled $2,931,000 and $2,897,000 at September 30, 2018 and December 31, 2017, and are included in Other Assets.
Foreclosed Real Estate – Real estate acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is usually determined based on an independent third party appraisal of the property or occasionally on a recent sales offer. Costs to maintain foreclosed real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Foreclosed real estate totaled $286,000 and $961,000 at September 30, 2018 and December 31, 2017 and is included in Other Assets.
Investments in Real Estate Partnerships – The Company has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects, which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment entered into in 2015. Other investments are accounted for under the equity method of accounting. The investment in these real estate partnerships, included in Other Assets, totaled $4,006,000 and $4,416,000 at September 30, 2018 and December 31, 2017, of which $1,616,000 and $1,776,000 are accounted for under the proportional amortization method.
Equity method losses totaled $81,000 for the three months ended September 30, 2018 and 2017, and $250,000 and $196,000 for the nine months ended September 30, 2018 and 2017, and are included in other noninterest income. Proportional amortization method losses totaled $53,000 and $52,000 for the three months ended September 30, 2018 and 2017, and $160,000 and $157,000 for the nine months ended September 30, 2018 and 2017 and are included in income tax expense. The Company recognized federal tax credits from these projects totaling $144,000 and $253,000 during the three months ended September 30, 2018 and 2017, and $433,000, and $758,000 during the nine months ended September 30, 2018 and 2017, which are included in income tax expense.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $83,000 and $138,000 for the three months ended September 30, 2018 and 2017, and $209,000 and $455,000 for the nine months ended September 30, 2018 and 2017.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. OCI is limited to unrealized gains (losses) on securities available for sale for all years presented. Unrealized gains (losses) on securities available for sale, net of tax, was the sole component of AOCI at September 30, 2018 and December 31, 2017.
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

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. Our adoption of ASU 2016-01 on January 1, 2018, did not have a material effect on our consolidated financial condition or results of operations. In accordance with (iv) above, the Company measured fair value of its loan portfolio at September 30, 2018 using an exit price methodology as indicated in Note 10, Fair Value.

ASU 2016-02, Leases (Topic 842). ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for the Company on January 1, 2019. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. The Company expects to elect this transition election, which permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company anticipates that the impact on its consolidated balance sheet will result in an increase in assets and liabilities for its right of use assets and related lease liabilities for those leases that are outstanding at the date of adoption, however, it does not anticipate it will have a material impact on its results of operations. Management is evaluating other effects of this standard on our consolidated financial position and regulatory capital.
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
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement and should present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is presented. The disclosure requirements amendment will be effective for the Company with its first interim reporting filing in 2019. The Company expects these changes will result in additional disclosures for the consolidated statement of changes in stockholders' equity and is evaluating any additional impact of these changes on its consolidated financial statements.

NOTE 2.    MERGERS AND ACQUISITIONS

Mercersburg Financial Corporation
On October 1, 2018, the Company completed its acquisition of Mercersburg Financial Corporation ("Mercersburg"), the holding company for First Community Bank of Mercersburg.  The transaction was valued at approximately $30,000,000 with the Company issuing 1,052,635 shares of common stock and paying cash totaling approximately $4,900,000. At September 30, 2018, First Community Bank of Mercersburg reported total assets of $184,161,000, total loans of $147,386,000 and total deposits of $160,947,000 on a Call Report filed with federal banking regulators on October 30, 2018. The acquisition expanded the Company's operations in Franklin County, Pennsylvania.
The initial purchase accounting for this acquisition is not yet completed and the Company is not yet able to disclose the preliminary fair value of the Mercersburg assets acquired and liabilities assumed.
Hamilton Bancorp, Inc.
On October 23, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hamilton Bancorp, Inc., a Maryland corporation ("Hamilton") and the holding company for Hamilton Bank, based in Towson, Maryland. At September 30, 2018, Hamilton had $502,187,000 in assets, $374,649,000 in loans, $388,471,000 in deposits and 3,416,414 shares outstanding. The Merger Agreement provides that, subject to the terms and conditions thereof, Hamilton will merge with and into the Company, with the Company as the surviving corporation, and that Hamilton Bank will merge with and into Orrstown Bank, with Orrstown Bank as the surviving bank. The merger is expected to close in the second quarter of 2019, subject to receipt of regulatory approvals, the approval of Hamilton's shareholders, and the satisfaction of other customary closing conditions. The acquisition will introduce the Company's operations into the Greater Baltimore area of Maryland.
Pursuant to the Merger Agreement, for each share of Hamilton common stock outstanding as of the effective date, the Company will issue $4.10 in cash, without interest, and 0.54 shares of of the Company's common stock, no par value per share. The cash consideration is subject to reduction based on potential losses, write-downs, or reserves related to certain identified loans.

NOTE 3. SECURITIES AVAILABLE FOR SALE
The following table summarizes amortized cost and fair value of AFS securities at September 30, 2018 and December 31, 2017, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI. At September 30, 2018 and December 31, 2017, all investment securities were classified as AFS.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
States and political subdivisions	$161,146	$1,251	$2,977	$159,420
GSE residential CMOs	113,335	39	4,720	108,654
Private label residential CMOs	313	0	1	312
Private label commercial CMOs	61,560	18	368	61,210
Asset-backed and other	159,928	503	671	159,760
Totals	$496,282	$1,811	$8,737	$489,356
December 31, 2017
States and political subdivisions	$153,803	$6,133	$478	$159,458
GSE residential MBSs	48,600	930	0	49,530
GSE residential CMOs	113,658	296	2,835	111,119
Private label residential CMOs	999	4	0	1,003
Private label commercial CMOs	7,809	0	156	7,653
Asset-backed and other	86,837	133	425	86,545
Totals	$411,706	$7,496	$3,894	$415,308

The following table summarizes AFS securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
September 30, 2018
States and political subdivisions	46	$67,649	$1,591	5	$22,667	$1,386	51	$90,316	$2,977
GSE residential CMOs	4	59,708	1,125	7	46,729	3,595	11	106,437	4,720
Private label residential CMOs	1	312	1	0	0	0	1	312	1
Private label commercial CMOs	5	33,258	70	2	6,597	298	7	39,855	368
Asset-backed and other	4	61,660	274	3	11,426	397	7	73,086	671
Totals	60	$222,587	$3,061	17	$87,419	$5,676	77	$310,006	$8,737
December 31, 2017
States and political subdivisions	7	$24,577	$473	1	$5,585	$5	8	$30,162	$478
GSE residential CMOs	4	25,155	914	5	37,459	1,921	9	62,614	2,835
Private label commercial CMOs	2	7,653	156	0	0	0	2	7,653	156
Asset-backed and other	6	60,006	425	0	0	0	6	60,006	425
Totals	19	$117,391	$1,968	6	$43,044	$1,926	25	$160,435	$3,894

States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2018 or at December 31, 2017.

GSE Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2018 or at December 31, 2017.
Private Label Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2018 or at December 31, 2017.

Private Label Commercial CMOs and Asset-backed and Other. The unrealized losses presented in the table above have been caused by widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at September 30, 2018 or at December 31, 2017.

The following table summarizes amortized cost and fair value of AFS securities at September 30, 2018 by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due after one year through five years	$5,066	$5,053
Due after five years through ten years	38,129	37,619
Due after ten years	117,951	116,748
CMOs	175,208	170,176
Asset-backed and other	159,928	159,760
	$496,282	$489,356

The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds from sale of AFS securities	$25,070	$103,666	$113,180	$162,319
Gross gains	185	670	1,237	1,477
Gross losses	156	137	346	287

AFS securities with a fair value of $297,469,000 and $319,907,000 at September 30, 2018 and December 31, 2017 were pledged to secure public funds and for other purposes as required or permitted by law.

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
The Company has various types of commercial real estate loans, which have differing levels of credit risk. Owner occupied commercial real estate loans are generally dependent upon the successful operation of the borrower’s business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial real estate:
Owner occupied	$119,056	$116,811
Non-owner occupied	249,529	244,491
Multi-family	75,314	53,634
Non-owner occupied residential	84,598	77,980
Acquisition and development:
1-4 family residential construction	10,217	11,730
Commercial and land development	33,735	19,251
Commercial and industrial	127,011	115,663
Municipal	39,429	42,065
Residential mortgage:
First lien	167,178	162,509
Home equity - term	10,513	11,784
Home equity - lines of credit	135,578	132,192
Installment and other loans	32,783	21,902
	$1,084,941	$1,010,012

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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2018
Commercial real estate:
Owner occupied	$114,871	$1,962	$275	$1,948	$0	$119,056
Non-owner occupied	239,429	5,700	4,400	0	0	249,529
Multi-family	68,981	5,468	726	139	0	75,314
Non-owner occupied residential	82,381	744	1,144	329	0	84,598
Acquisition and development:
1-4 family residential construction	10,016	0	0	201	0	10,217
Commercial and land development	33,120	25	590	0	0	33,735
Commercial and industrial	124,819	1,883	0	309	0	127,011
Municipal	39,429	0	0	0	0	39,429
Residential mortgage:
First lien	164,247	0	0	2,931	0	167,178
Home equity - term	10,495	0	0	18	0	10,513
Home equity - lines of credit	134,716	77	59	726	0	135,578
Installment and other loans	32,783	0	0	0	0	32,783
	$1,055,287	$15,859	$7,194	$6,601	$0	$1,084,941
December 31, 2017
Commercial real estate:
Owner occupied	$113,240	$413	$1,921	$1,237	$0	$116,811
Non-owner occupied	235,919	0	4,507	4,065	0	244,491
Multi-family	48,603	4,113	753	165	0	53,634
Non-owner occupied residential	76,373	142	1,084	381	0	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	492	0	11,730
Commercial and land development	18,635	5	611	0	0	19,251
Commercial and industrial	113,162	2,151	0	350	0	115,663
Municipal	42,065	0	0	0	0	42,065
Residential mortgage:
First lien	158,673	0	0	3,836	0	162,509
Home equity - term	11,762	0	0	22	0	11,784
Home equity - lines of credit	131,585	80	60	467	0	132,192
Installment and other loans	21,891	0	0	11	0	21,902
	$983,146	$6,904	$8,936	$11,026	$0	$1,010,012
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
At September 30, 2018 and December 31, 2017, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loans’ impairment were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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

The following table summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2018 and December 31, 2017. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
September 30, 2018
Commercial real estate:
Owner occupied	$0	$0	$0	$1,948	$2,602
Multi-family	0	0	0	139	340
Non-owner occupied residential	0	0	0	329	642
Acquisition and development:
1-4 family residential construction	0	0	0	201	201
Commercial and industrial	0	0	0	309	474
Residential mortgage:
First lien	853	853	39	2,078	3,497
Home equity - term	0	0	0	18	24
Home equity - lines of credit	0	0	0	726	994
	$853	$853	$39	$5,748	$8,774
December 31, 2017
Commercial real estate:
Owner occupied	$0	$0	$0	$1,237	$2,479
Non-owner occupied	0	0	0	4,065	4,856
Multi-family	0	0	0	165	352
Non-owner occupied residential	0	0	0	381	669
Acquisition and development:
1-4 family residential construction	0	0	0	492	492
Commercial and industrial	0	0	0	350	495
Residential mortgage:
First lien	872	872	42	2,964	3,706
Home equity - term	0	0	0	22	27
Home equity - lines of credit	0	0	0	467	628
Installment and other loans	9	9	9	2	33
	$881	$881	$51	$10,145	$13,737

The following table summarize the average recorded investment in impaired loans and related recognized interest income for the three and nine months ended September 30, 2018 and 2017.

	2018		2017
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Three Months Ended September 30,
Commercial real estate:
Owner-occupied	$1,569	$1	$882	$0
Multi-family	144	0	178	0
Non-owner occupied residential	336	0	409	0
Acquisition and development:
1-4 family residential construction	201	0	123	0
Commercial and industrial	316	0	378	0
Residential mortgage:
First lien	2,900	15	3,812	23
Home equity – term	18	0	34	0
Home equity - lines of credit	692	0	469	0
Installment and other loans	1	0	15	0
	$6,177	$16	$6,300	$23
Nine Months Ended September 30,
Commercial real estate:
Owner occupied	$1,372	$2	$984	$5
Non-owner occupied	2,395	0	184	0
Multi-family	152	0	186	0
Non-owner occupied residential	355	0	427	0
Acquisition and development:
1-4 family residential construction	235	0	41	0
Commercial and industrial	330	0	431	0
Residential mortgage:
First lien	3,312	44	4,118	44
Home equity - term	20	0	69	0
Home equity - lines of credit	621	1	498	1
Installment and other loans	6	0	9	0
	$8,798	$47	$6,947	$50

The following table presents impaired loans that are TDRs, with the recorded investment at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$39	1	$52
Residential mortgage:
First lien	11	1,079	11	1,102
Home equity - lines of credit	1	25	1	29
	13	1,143	13	1,183
Nonaccruing:
Commercial real estate:
Owner occupied	1	40	1	57
Residential mortgage:
First lien	8	673	8	715
Installment and other loans	0	0	1	3
	9	713	10	775
	22	$1,856	23	$1,958

There were no loans modified in the three months ended September 30, 2018 or 2017. The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the nine months ended September 30, 2018 and 2017.

	2018			2017
(Dollars in thousands)	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Number of Contracts	Pre- Modification Recorded Investment	Post Modification Recorded Investment
Nine Months Ended September 30,
Commercial real estate:
Owner occupied	0	$0	$0	2	$119	$119

There were no restructured loans for the three or nine months ended September 30, 2018 and 2017 and that were modified as TDRs within the previous 12 months which were in payment default.
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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at September 30, 2018 and December 31, 2017.

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
September 30, 2018
Commercial real estate:
Owner occupied	$117,147	$0	$0	$0	$0	$1,909	$119,056
Non-owner occupied	249,529	0	0	0	0	0	249,529
Multi-family	75,175	0	0	0	0	139	75,314
Non-owner occupied residential	84,099	170	0	0	170	329	84,598
Acquisition and development:
1-4 family residential construction	10,016	0	0	0	0	201	10,217
Commercial and land development	33,690	45	0	0	45	0	33,735
Commercial and industrial	126,602	100	0	0	100	309	127,011
Municipal	39,429	0	0	0	0	0	39,429
Residential mortgage:
First lien	164,763	403	160	0	563	1,852	167,178
Home equity - term	10,483	12	0	0	12	18	10,513
Home equity - lines of credit	134,166	451	260	0	711	701	135,578
Installment and other loans	32,703	74	6	0	80	0	32,783
	$1,077,802	$1,255	$426	$0	$1,681	$5,458	$1,084,941
December 31, 2017
Commercial real estate:
Owner occupied	$115,605	$4	$17	$0	$21	$1,185	$116,811
Non-owner occupied	240,426	0	0	0	0	4,065	244,491
Multi-family	53,469	0	0	0	0	165	53,634
Non-owner occupied residential	77,454	145	0	0	145	381	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	0	0	492	11,730
Commercial and land development	19,226	25	0	0	25	0	19,251
Commercial and industrial	115,312	1	0	0	1	350	115,663
Municipal	42,065	0	0	0	0	0	42,065
Residential mortgage:
First lien	155,387	3,333	1,055	0	4,388	2,734	162,509
Home equity - term	11,753	9	0	0	9	22	11,784
Home equity - lines of credit	131,208	474	72	0	546	438	132,192
Installment and other loans	21,749	141	1	0	142	11	21,902
	$994,892	$4,132	$1,145	$0	$5,277	$9,843	$1,010,012

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

The following table presents the activity in the ALL for the three and nine months ended September 30, 2018 and 2017.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2018
Balance, beginning of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
Provision for loan losses	194	19	(38)	(1)	174	(45)	146	101	(75)	200
Charge-offs	(17)	0	0	0	(17)	(62)	(80)	(142)	0	(159)
Recoveries	200	0	1	0	201	102	31	133	0	334
Balance, end of period	$7,057	$739	$1,561	$79	$9,436	$3,539	$327	$3,866	$510	$13,812
September 30, 2017
Balance, beginning of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
Provision for loan losses	(102)	(90)	191	(12)	(13)	(12)	74	62	51	100
Charge-offs	0	0	(30)	0	(30)	(54)	(51)	(105)	0	(135)
Recoveries	0	1	1	0	2	41	12	53	0	55
Balance, end of period	$6,675	$490	$1,453	$105	$8,723	$3,361	$166	$3,527	$521	$12,771
Nine Months Ended
September 30, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(217)	319	114	(5)	211	157	197	354	35	600
Charge-offs	(17)	0	0	0	(17)	(148)	(198)	(346)	0	(363)
Recoveries	528	3	1	0	532	130	117	247	0	779
Balance, end of period	$7,057	$739	$1,561	$79	$9,436	$3,539	$327	$3,866	$510	$13,812
September 30, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(840)	(93)	458	51	(424)	429	88	517	107	200
Charge-offs	(45)	0	(85)	0	(130)	(105)	(107)	(212)	0	(342)
Recoveries	30	3	6	0	39	58	41	99	0	138
Balance, end of period	$6,675	$490	$1,453	$105	$8,723	$3,361	$166	$3,527	$521	$12,771

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at September 30, 2018 and December 31, 2017:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2018
Loans allocated by:
Individually evaluated for impairment	$2,416	$201	$309	$0	$2,926	$3,675	$0	$3,675	$0	$6,601
Collectively evaluated for impairment	526,081	43,751	126,702	39,429	735,963	309,594	32,783	342,377	0	1,078,340
	$528,497	$43,952	$127,011	$39,429	$738,889	$313,269	$32,783	$346,052	$0	$1,084,941
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$39	$0	$39	$0	$39
Collectively evaluated for impairment	7,057	739	1,561	79	9,436	3,500	327	3,827	510	13,773
	$7,057	$739	$1,561	$79	$9,436	$3,539	$327	$3,866	$510	$13,812
December 31, 2017
Loans allocated by:
Individually evaluated for impairment	$5,848	$492	$350	$0	$6,690	$4,325	$11	$4,336	$0	$11,026
Collectively evaluated for impairment	487,068	30,489	115,313	42,065	674,935	302,160	21,891	324,051	0	998,986
	$492,916	$30,981	$115,663	$42,065	$681,625	$306,485	$21,902	$328,387	$0	$1,010,012
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,763	417	1,446	84	8,710	3,358	202	3,560	475	12,745
	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796

NOTE 5. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2015.
The following table summarizes income tax expense for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Current expense	$406	$892	$754	$1,087
Deferred expense	238	(516)	756	229
Income tax expense	$644	$376	$1,510	$1,316

Income tax expense includes $6,000 and $181,000 related to net securities gains for the three months ended September 30, 2018 and 2017, and $187,000 and $405,000 related to net security gains for the nine months ended September 30, 2018 and 2017.
The base federal statutory rate used in determining the estimated annual effective tax rate for periods ending in 2018 was 21% and for periods ending in 2017 was 34%. The 21% base federal statutory rate became effective for the Company on January 1, 2018, as a result of federal tax reform legislation enacted in December 2017. SEC Staff Accounting Bulletin No. 118, issued in December 2017, provided for a measurement period that should not extend beyond one year from the tax reform legislation's enactment date for companies to complete the accounting under ASC 740, Income Taxes. In measuring the impact of the tax reform legislation on our net deferred tax asset in 2017, we estimated the income in 2017 for our limited partnership investments in affordable housing real estate partnerships and interest income on nonperforming loans. Adjustment between our estimates and the actual amounts determined during the measurement period did not have a material impact to our consolidated financial statements.
The following table summarizes deferred tax assets and liabilities at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Deferred tax assets:
Allowance for loan losses	$3,135	$2,919
Deferred compensation	354	355
Retirement and salary continuation plans	1,386	1,301
Share-based compensation	667	597
Off-balance sheet reserves	193	207
Nonaccrual loan interest	344	258
Net unrealized losses on securities available for sale	1,454	0
Goodwill	25	39
Bonus accrual	354	25
Low-income housing credit carryforward	847	2,313
Other	321	390
Total deferred tax assets	9,080	8,404
Deferred tax liabilities:
Depreciation	414	488
Net unrealized gains on securities available for sale	0	757
Mortgage servicing rights	574	536
Purchase accounting adjustments	238	251
Other	149	122
Total deferred tax liabilities	1,375	2,154
Net deferred tax asset, included in Other Assets	$7,705	$6,250
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits.
At September 30, 2018, the Company had low-income housing credit carryforwards that expire through 2037.
NOTE 6. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At the 2018 Annual Meeting of Shareholders on May 1, 2018, the Company's shareholders approved an increase in the number of shares available for issuance to 881,920 shares and extended the term of the 2011 Plan to May 31, 2028, subject to any future extensions. At September 30, 2018, 881,920 shares of the common stock of the Company were reserved to be issued and 525,814 shares were available to be issued.
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

The following table presents a summary of nonvested restricted shares activity for the nine months ended September 30, 2018.

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	268,411	$18.18
Granted	87,317	25.64
Forfeited	(30,854)	16.88
Vested	(40,424)	18.67
Nonvested shares, at period end	284,450	$20.34
The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Restricted share award expense	$179	$371	$1,099	$1,031
Restricted share award tax benefit	38	126	231	351
Fair value of shares vested	0	25	1,056	288
The unrecognized compensation expense related to the share awards totaled $2,644,000 at September 30, 2018 and $2,035,000 at December 31, 2017. The unrecognized compensation expense at September 30, 2018 is expected to be recognized over a weighted-average period of 1.8 years.
The following table presents a summary of outstanding stock options activity for the nine months ended September 30, 2018.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	59,583	$25.89
Forfeited	(2,235)	28.02
Expired	(15,214)	30.11
Exercised	(1,150)	21.14
Options outstanding and exercisable, at period end	40,984	$24.34
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at September 30, 2018.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$21.14 - $24.99	31,519	1.65	$21.51
$25.00 - $34.99	2,792	1.50	25.76
$35.00 - $37.59	6,673	0.81	37.10
$21.14 - $37.59	40,984	1.50	$24.34
Outstanding and exercisable options had an intrinsic value of $74,000 at September 30, 2018 and $127,000 at December 31, 2017.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At September 30, 2018, 173,465 shares were available to be issued.

The following table presents information for the employee stock purchase plan for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands except share information)	2018	2017	2018	2017
Shares purchased	2,951	3,518	5,907	6,632
Weighted average price of shares purchased	$22.61	$21.33	$23.04	$20.57
Compensation expense recognized	10	11	14	17
Tax benefits	2	4	3	6
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.

NOTE 7. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks ("Basel III rules"), an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer was 1.25% for 2017, is 1.875% for 2018 and will be 2.50% for 2019 under phase-in rules. The Company and the Bank have elected not to include net unrealized gain or loss on available for sale securities in computing regulatory capital.
Effective with the third quarter of 2018, the FRB raised the consolidated asset limit on small bank holding companies from $1,000,000,000 to $3,000,000,000 and a company with assets under the revised limits is not subject to the FRB consolidated capital rules. A company with consolidated assets under the revised limit may continue to file reports that include capital amounts and ratios. The Company has elected to continue to file those reports.
Management believes, at September 30, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents capital amounts and ratios at September 30, 2018 and December 31, 2017.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total Capital to risk weighted assets
Consolidated	$163,976	13.4%	$120,679	9.875%	n/a	n/a
Bank	161,352	13.2%	120,544	9.875%	$122,070	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	149,288	12.2%	96,238	7.875%	n/a	n/a
Bank	146,664	12.0%	96,130	7.875%	97,656	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	149,288	12.2%	77,907	6.375%	n/a	n/a
Bank	146,664	12.0%	77,820	6.375%	79,345	6.5%
Tier 1 Capital to average assets
Consolidated	149,288	8.9%	67,406	4.0%	n/a	n/a
Bank	146,664	8.7%	67,595	4.0%	84,493	5.0%
December 31, 2017
Total Capital to risk weighted assets
Consolidated	$152,386	13.3%	$106,040	9.250%	n/a	n/a
Bank	148,997	13.0%	105,747	9.250%	$114,321	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	138,774	12.1%	83,112	7.250%	n/a	n/a
Bank	135,385	11.8%	82,883	7.250%	91,457	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	138,774	12.1%	65,917	5.750%	n/a	n/a
Bank	135,385	11.8%	65,734	5.750%	74,308	6.5%
Tier 1 Capital to average assets
Consolidated	138,774	8.9%	62,042	4.0%	n/a	n/a
Bank	135,385	8.7%	62,066	4.0%	77,582	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At September 30, 2018, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On October 17, 2018, the Board declared a cash dividend of $0.13 per common share, which was paid on November 5, 2018 to shareholders of record at October 29, 2018.

NOTE 8. EARNINGS PER SHARE
The following table presents earnings per share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share information)	2018	2017	2018	2017
Net income	$4,016	$2,774	$11,653	$8,084
Weighted average shares outstanding - basic	8,099	8,075	8,092	8,068
Dilutive effect of share-based compensation	172	164	182	147
Weighted average shares outstanding - diluted	8,271	8,239	8,274	8,215
Per share information:
Basic earnings per share	$0.50	$0.34	$1.44	$1.00
Diluted earnings per share	0.49	0.34	1.41	0.98

Average outstanding stock options of 21,000 and 30,000 for the three months ended September 30, 2018 and 2017, and of 23,000 and 42,000 for the nine months ended September 30, 2018 and 2017, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

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

	Contract or Notional Amount
(Dollars in thousands)	September 30, 2018	December 31, 2017
Commitments to fund:
Home equity lines of credit	$155,916	$139,281
1-4 family residential construction loans	12,876	11,420
Commercial real estate, construction and land development loans	27,419	44,592
Commercial, industrial and other loans	149,420	145,394
Standby letters of credit	17,061	12,273
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at September 30, 2018 and December 31, 2017, for guarantees under standby letters of credit issued was not material.

The Company currently maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities. This reserve totaled $876,000 and $816,000 at September 30, 2018 and December 31, 2017. The following table presents the net amount expensed (recovered) for the off-balance sheet credit exposures reserve for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Off-balance sheet credit exposures expense (recovery)	$(89)	$76	$60	$121
The Company sells loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $29,585,000 and $31,977,000 at September 30, 2018 and December 31, 2017, with limited recourse back to the Company on these loans of $1,085,000 and $1,135,000, respectively. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other expenses. The following table presents the net amount expensed (recovered) for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
MPF program recourse loss expense (recovery)	$20	$45	$(135)	$19
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
The Company had no fair value liabilities measured on a recurring basis at September 30, 2018 and December 31, 2017.
The following table summarizes assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2018
AFS Securities:
States and political subdivisions	$0	$159,420	$0	$159,420
GSE residential CMOs	0	108,654	0	108,654
Private label residential CMOs	0	312	0	312
Private label commercial CMOs	0	61,210	0	61,210
Asset-backed and other	0	159,760	0	159,760
Totals	$0	$489,356	$0	$489,356

December 31, 2017
AFS Securities:
States and political subdivisions	$0	$159,458	$0	$159,458
GSE residential MBSs	0	49,530	0	49,530
GSE residential CMOs	0	111,119	0	111,119
Private label residential CMOs	0	1,003	0	1,003
Private label commercial CMOs	0	7,653	0	7,653
Asset-backed and other	0	86,545	0	86,545
Totals	$0	$415,308	$0	$415,308
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.

Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $929,000 and $2,266,000 at September 30, 2018 and December 31, 2017.

The following table presents changes in the fair value for impaired loans still held at September 30, considered in the determination of the provision for loan losses, for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Changes in fair value of impaired loans still held	$63	$43	$147	$41
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value OREO at the lower of cost or fair value on properties held at September 30, 2018 and December 31, 2017 totaled $11,000 and $0. The following table summarizes changes in the fair value of OREO for properties still held at September 30, charged to real estate expenses, for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Changes in fair value of OREO still held	$11	$0	$11	$0
The following table summarizes assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
September 30, 2018
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$1,136	$1,136
Multi-family	0	0	139	139
Non-owner occupied residential	0	0	297	297
Commercial and industrial	0	0	40	40
Residential mortgage:
First lien	0	0	1,239	1,239
Home equity - lines of credit	0	0	415	415
Total impaired loans	$0	$0	$3,266	$3,266

December 31, 2017
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$430	$430
Non-owner occupied	0	0	4,066	4,066
Multi-family	0	0	165	165
Non-owner occupied residential	0	0	344	344
Commercial and industrial	0	0	53	53
Residential mortgage:
First lien	0	0	1,951	1,951
Home equity - lines of credit	0	0	161	161
Installment and other loans	0	0	3	3
Total impaired loans	$0	$0	$7,173	$7,173

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
September 30, 2018
Impaired loans	$3,266	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 75% discount
			- Management adjustments for liquidation expenses	6% - 20% discount
December 31, 2017
Impaired loans	$7,173	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	7% - 75% discount
			- Management adjustments for liquidation expenses	0% - 20% discount

Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Financial Assets
Cash and due from banks	$21,892	$21,892	$21,892	$0	$0
Interest-bearing deposits with banks	19,125	19,125	19,125	0	0
Restricted investments in bank stocks	9,337	n/a	n/a	n/a	n/a
Securities available for sale	489,356	489,356	0	489,356	0
Loans held for sale	4,765	4,883	0	4,883	0
Loans, net of allowance for loan losses	1,071,129	1,059,620	0	0	1,059,620
Accrued interest receivable	5,393	5,393	0	2,480	2,913
Financial Liabilities
Deposits	1,429,170	1,426,373	0	1,426,373	0
Short-term borrowings	45,353	45,353	0	45,353	0
Long-term debt	83,543	82,790	0	82,790	0
Accrued interest payable	588	588	0	588	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2017
Financial Assets
Cash and due from banks	$21,734	$21,734	$21,734	$0	$0
Interest-bearing deposits with banks	8,073	8,073	8,073	0	0
Restricted investments in bank stocks	9,997	n/a	n/a	n/a	n/a
Securities available for sale	415,308	415,308	0	415,308	0
Loans held for sale	6,089	6,272	0	6,272	0
Loans, net of allowance for loan losses	997,216	994,617	0	0	994,617
Accrued interest receivable	5,048	5,048	0	2,580	2,468
Financial Liabilities
Deposits	1,219,515	1,213,288	0	1,213,288	0
Short-term borrowings	93,576	93,576	0	93,576	0
Long-term debt	83,815	83,949	0	83,949	0
Accrued interest payable	495	495	0	495	0
Off-balance sheet instruments	0	0	0	0	0

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2018 represent an approximation of exit price; however, an actual exit price may differ.
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

At September 30, 2018 and December 31, 2017, the Company had receivables from customers totaling $678,000 and $682,000.

The following table presents our noninterest income disaggregated by revenue source for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Noninterest income
Service charges on deposits	$926	$876	$2,599	$2,531
Trust and investment management income	1,668	1,551	5,037	4,620
Brokerage income	455	424	1,514	1,409
Merchant and bankcard fees (interchange income)	681	647	2,047	1,950
Revenue from contracts with customers	3,730	3,498	11,197	10,510

Other service charges	409	119	1,189	440
Mortgage banking activities	735	797	2,049	2,113
Income from life insurance	533	275	1,101	814
Other income	56	34	272	147
Investment securities gains	29	533	891	1,190
Total noninterest income	$5,492	$5,256	$16,699	$15,214

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
On March 4, 2013, SEPTA filed an amended complaint. The amended complaint expands the list of defendants in the action to include the Company’s independent registered public accounting firm and the underwriters of the Company’s March 2010 public offering of common stock. In addition, among other things, the amended complaint extends the purported 1934 Exchange Act class period from March 15, 2010 through April 5, 2012. Pursuant to the Court’s March 28, 2013 Second Scheduling Order, on May 28, 2013, all defendants filed their motions to dismiss the amended complaint, and on July 22, 2013, SEPTA filed its “omnibus” opposition to all of the defendants’ motions to dismiss. On August 23, 2013, all defendants filed reply briefs in further support of their motions to dismiss. On December 5, 2013, the Court ordered oral argument on the Orrstown Defendants’ motion to dismiss the amended complaint to be heard on February 7, 2014. Oral argument on the pending motions to dismiss SEPTA’s amended complaint was held on April 29, 2014.
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
On March 27, 2018, the Court held a telephonic status conference with the parties to discuss outstanding discovery issues and case deadlines. On May 2, 2018, the parties filed a joint status report. On May 10, 2018, the Court held a follow-up telephonic status conference at which the parties reported on the progress of discovery to date.
On August 9, 2018, SEPTA filed a motion to compel the production of Confidential Supervisory Information (CSI) of non-parties the Board of Governors of the Federal Reserve System (FRB) and the Pennsylvania Department of Banking and Securities, in the possession of Orrstown and third parties. On August 23, 2018, the Orrstown Defendants filed a response to the motion to compel. On August 30, 2018, the FRB filed an unopposed motion to intervene in the Action for the purpose of opposing SEPTA’s motion to compel, and on September 27, 2018, the FRB filed its brief in opposition to SEPTA’s motion. On October 11, 2018, SEPTA filed its reply brief in support of its motion to compel. The motion is pending before the Court.
Party and non-party document discovery in the case continues. To date, one additional non-party deposition has been requested.
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
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At September 30, 2018, the Company had total assets of $1,720,755,000, total liabilities of $1,575,198,000 and total shareholders’ equity of $145,557,000.
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
The following is a discussion of our consolidated financial condition at September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, have been reclassified to conform to current period classifications.
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

RESULTS OF OPERATIONS

Quarter ended September 30, 2018 compared with quarter ended September 30, 2017
Summary
Net income totaled $4,016,000 for the three months ended September 30, 2018 compared with net income of $2,774,000 for the same period in 2017. Diluted EPS for the three months ended September 30, 2018 totaled $0.49, compared with $0.34 for the three months ended September 30, 2017. Net interest income positively influenced results of operations, and totaled $12,704,000 for the three months ended September 30, 2018, a 14.6% increase compared with 2017. Noninterest income, excluding investment securities gains, increased between the periods, with increases in service charges, commissions and fees, income from life insurance, and trust and investment management income partially offset by a decrease in mortgage banking activities. Investment securities gains totaled $29,000 in the three months ended September 30, 2018, compared with $533,000 for the same period in 2017. Noninterest expenses totaled $13,336,000 and $13,087,000 for the three months ended September 30, 2018 and 2017. Noninterest expenses in 2018 included increased salaries and occupancy expenses and merger related expenses associated with the Company's ongoing growth strategy, and reduced legal fees expense.
Net Interest Income
Net interest income increased $1,623,000, from $11,081,000 for the three months ended September 30, 2017 to $12,704,000 for the three months ended September 30, 2018. Interest income on loans increased $1,944,000, from $10,337,000 to $12,281,000, securities interest income increased $1,194,000, from $2,683,000 to $3,877,000, and total interest expense increased $1,505,000, from $2,017,000 to $3,522,000, in comparing the three months ended September 30, 2017 with the same period in 2018.

The following table presents net interest income, net interest spread and net interest margin for the three months ended September 30, 2018 and 2017 on a taxable-equivalent basis:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$13,058	$68	2.07%	$22,507	$78	1.37%
Securities	490,750	4,131	3.34	422,045	3,073	2.89
Loans	1,074,106	12,376	4.57	954,943	10,549	4.38
Total interest-earning assets	1,577,914	16,575	4.17	1,399,495	13,700	3.88
Other assets	108,976			106,840
Total	$1,686,890			$1,506,335
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$759,789	1,377	0.72	$660,980	610	0.37
Savings deposits	97,527	38	0.15	95,414	38	0.16
Time deposits	328,321	1,365	1.65	289,285	971	1.33
Short-term borrowings	63,617	332	2.07	84,228	182	0.86
Long-term debt	83,596	410	1.95	42,868	216	2.00
Total interest-bearing liabilities	1,332,850	3,522	1.05	1,172,775	2,017	0.68
Noninterest-bearing demand deposits	191,533			173,112
Other	17,323			15,846
Total Liabilities	1,541,706			1,361,733
Shareholders’ Equity	145,184			144,602
Total	$1,686,890			$1,506,335
Taxable-equivalent net interest income /net interest spread		13,053	3.12%		11,683	3.20%
Taxable-equivalent net interest margin			3.28%			3.31%
Taxable-equivalent adjustment		(349)			(602)
Net interest income		$12,704			$11,081

Notes:	(1) Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 34% tax rate in 2017.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.
For the three months ended September 30, 2018, taxable-equivalent basis net interest income increased $1,370,000 from the corresponding period in 2017. The increase reflected increased average loan and securities balances at increased market interest rates, partially offset by a higher average balance of interest-bearing liabilities at higher interest rates. While yields on interest-earning assets and costs of interest-bearing liabilities both increased year-over-year, the taxable-equivalent adjustment in 2018 was reduced by the change in our statutory tax rate effective January 1, 2018. The lower tax rate in effect for 2018 was the principal factor in the overall decrease in net interest margin on a taxable-equivalent basis between periods.
Taxable-equivalent interest income earned on loans increased $1,827,000 year-over-year, driven by a $119,163,000 increase in average loan balance year-over-year and a 19 basis point increase in the yield on loans. The increase in the average loan balance reflects the Company's loan growth in legacy and newer markets through its expanded sales force, while four prime lending rate increases of 25 basis points between September 30, 2017 and September 30, 2018 contributed to the increased yield. The overall increase in yield on loans was partially offset by the reduced 2018 tax rate used in the taxable-equivalent adjustment.
Taxable-equivalent securities interest income increased $1,058,000 year-over-year, with the average balance of securities increasing $68,705,000 from September 30, 2017 to September 30, 2018. The increase in taxable-equivalent interest income on securities reflected the increased interest rate environment and certain repositioning within the portfolio under the Company's asset/liability management strategies. Similar to the yield on loans, the 45 basis point increase in the yield on securities year-over-year was offset by the change in the statutory rate used in the taxable-equivalent adjustment.
Interest expense on deposits and borrowings increased $1,505,000 year-over-year, with the average balance of interest-bearing deposits increasing $139,958,000 and the average balance of borrowings increasing $20,117,000. The Company continues to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The increase in interest expense principally reflects the noted increased interest rate environment on our increased deposit and borrowings base, coupled with the Company's gradually increasing rates paid on interest-bearing deposits in response to market demand. The tax rate change did not impact interest expense.
Provision for Loan Losses
The Company recorded a $200,000 provision for loan losses for the three months ended September 30, 2018 compared with a $100,000 provision recorded for the same period in 2017. The Company has experienced loan portfolio growth, as well as the benefit of favorable historical charge-off statistics and generally stable economic and market conditions for the last several years. These key factors were included in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses at September 30, 2018.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended September 30, 2018 and 2017.

(Dollars in thousands)	Three Months Ended September 30,		$ Change	% Change
	2018	2017	2018-2017	2018-2017
Service charges on deposit accounts	$1,524	$1,437	$87	6.1%
Other service charges, commissions and fees	492	205	287	140.0%
Trust and investment management income	1,668	1,551	117	7.5%
Brokerage income	455	424	31	7.3%
Mortgage banking activities	735	797	(62)	(7.8)%
Income from life insurance	533	275	258	93.8%
Other income	56	34	22	64.7%
Subtotal before securities gains	5,463	4,723	740	15.7%
Investment securities gains	29	533	(504)	(94.6)%
Total noninterest income	$5,492	$5,256	$236	4.5%

The following factors contributed to the more significant changes in noninterest income between the three months ended September 30, 2018 and 2017.

•	Other service charges, commissions and fees in 2018 includes additional gains on SBA loan sales.

•
Fees have increased in trust and investment management income and brokerage income as additional revenues have been generated from overall market value increases, as well as increased transactions activity in brokerage sales.

•	Mortgage banking income decreased in response to decreased refinancing activity as mortgage rates have been rising, as well as a shortage in available housing inventory.

•	Increased income from life insurance is principally attributable to death benefit proceeds from life insurance contracts.

•	Other line items within noninterest income showed fluctuations between 2018 and 2017 attributable to normal business operations.
The Company recognized net investment securities gains in 2018 and 2017 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		$ Change	% Change
(Dollars in thousands)	2018	2017	2018-2017	2018-2017
Salaries and employee benefits	$7,610	$7,544	$66	0.9%
Occupancy expense	775	639	136	21.3%
Furniture and equipment	990	937	53	5.7%
Data processing	661	527	134	25.4%
Telephone and communication	181	221	(40)	(18.1)%
Automated teller machine and interchange fees	187	196	(9)	(4.6)%
Advertising and bank promotions	279	325	(46)	(14.2)%
FDIC insurance	169	139	30	21.6%
Legal fees	215	565	(350)	(61.9)%
Other professional services	361	380	(19)	(5.0)%
Directors compensation	207	254	(47)	(18.5)%
Collection and problem loan	59	56	3	5.4%
Real estate owned	18	41	(23)	(56.1)%
Taxes other than income	259	211	48	22.7%
Merger related	319	0	319	0.0%
Other operating expenses	1,046	1,052	(6)	(0.6)%
Total noninterest expenses	$13,336	$13,087	$249	1.9%

The following factors contributed to the more significant changes in noninterest expenses between the three months ended September 30, 2018 and 2017.

•
Expanded operations with the addition of branch banking locations opened in Lancaster County, Pennsylvania, in the third quarter of 2018, start-up expenses incurred in the third quarter of 2018 for Lancaster County branches that will open in the fourth quarter of 2018, and additional support personnel all contributed to increases in salaries and employee benefits, occupancy costs, and furniture and equipment costs in 2018. The new branch openings in Lancaster County in the fourth quarter of 2018 as part of the Company's continuing expansion are expected to increase costs in each of these expense categories, as well as in advertising and bank promotions expense.

•
The salaries and employee benefits increase in 2018 over 2017 also includes the impact of annual merit increases awarded in 2018, incentive compensation increases and additional share-based awards granted in 2018, net of the benefit of forfeitures. The Company has benefited in 2018 from reduced costs associated with its self-insured group health plan due to improving claims experience.

•
Legal fees in the third quarter of 2017 included $508,000 of indemnification costs incurred by the Company to several professional service providers in connection with previously disclosed outstanding litigation against the Company. In the third quarter of 2018, the Company incurred $144,000 in connection with investigating and providing customer disclosure and remediation of a phishing incident involving two employee email accounts. The Company is not aware of any customer account impact and no fraudulent payments were made by the Company as a result of the incident.

•
The Company incurred merger related expenses, principally legal and professional fees, in 2018 in connection with the Company's acquisition of Mercersburg Financial Corporation ("Mercersburg"), which was completed on October 1, 2018.

•	Other line items within noninterest expenses showed fluctuations between 2018 and 2017 attributable to normal business operations.
The Company’s efficiency ratio improved to 70.1% for the three months ended September 30, 2018, compared with 79.4% for the same period in 2017. The lower, or more favorable, ratio between the two periods was primarily the result of the growth in net interest and noninterest income outpacing the increase in noninterest expenses. The efficiency ratio expresses noninterest expense as a percentage of taxable-equivalent net interest income and noninterest income, excluding securities gains, merger related expenses, intangible asset amortization, and other real estate income and expenses.
Income Tax Expense
Income tax expense totaled $644,000, an effective tax rate of 13.8%, for the three months ended September 30, 2018, compared with $376,000, an effective tax rate of 11.9%, for the three months ended September 30, 2017. The Company’s effective tax rate is significantly less than the federal statutory rate, which is 21.0% in 2018 and was 34.0% in 2017, principally due to tax-free income, including interest earned on tax-free loans and securities and earnings on the cash surrender value of life insurance policies; federal income tax credits; and non-tax deductible expenses, including estimated merger expenses. The higher effective tax rate for the three months ended September 30, 2018, compared with the same period in 2017, reflects the Company's interim reassessment of its annualized effective tax rate, net of the reduced statutory tax rate which became effective for the Company on January 1, 2018 as a result of federal tax reform enacted in 2017.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Summary
Net income totaled $11,653,000 for the nine months ended September 30, 2018 compared with net income of $8,084,000 for the same period in 2017. Diluted EPS for the nine months ended September 30, 2018 totaled $1.41, compared with $0.98 for the nine months ended September 30, 2017. Net interest income positively influenced results of operations, and totaled $36,741,000 for the nine months ended September 30, 2018, a 14.7% increase compared with 2017. Noninterest income, excluding investment securities gains, increased between the periods, with increases in service charges, commissions and fees, trust and investment management income, and income from life insurance being the primary drivers. Investment securities gains totaled $891,000 in the nine months ended September 30, 2018, compared with $1,190,000 for the same period in 2017. Noninterest expenses totaled $39,677,000 and $37,650,000 for the nine months ended September 30, 2018 and 2017. Noninterest expenses in 2018 included increased salaries and occupancy expenses and merger related expenses associated with the Company's ongoing growth strategy, and reduced legal fees expense.

Net Interest Income
Net interest income increased $4,705,000, from $32,036,000 to $36,741,000, for the nine months ended September 30, 2018 compared with the same period in 2017. Interest and fees income on loans increased $5,676,000, from $29,392,000 to $35,068,000, securities interest income increased $2,726,000, from $7,862,000 to $10,588,000, and total interest expense increased $3,724,000, from $5,360,000 to $9,084,000, in comparing the nine months ended September 30, 2018 with the same period in 2017.
The following table presents net interest income, net interest spread and net interest margin for the nine months ended September 30, 2018 and 2017 on a taxable-equivalent basis.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$12,169	$169	1.86%	$13,539	$142	1.40%
Securities	470,290	11,341	3.22	418,095	9,070	2.90
Loans	1,053,654	35,343	4.48	926,556	30,036	4.33
Total interest-earning assets	1,536,113	46,853	4.08	1,358,190	39,248	3.86
Other assets	106,979			108,070
Total	$1,643,092			$1,466,260
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$739,616	3,191	0.58	$637,238	1,449	0.30
Savings deposits	98,105	115	0.16	95,004	112	0.16
Time deposits	303,749	3,459	1.52	296,468	2,868	1.29
Short-term borrowings	83,485	1,097	1.76	96,212	543	0.75
Long-term debt	83,686	1,222	1.95	25,066	388	2.07
Total interest-bearing liabilities	1,308,641	9,084	0.93	1,149,988	5,360	0.62
Noninterest-bearing demand deposits	174,896			161,040
Other	16,480			15,217
Total Liabilities	1,500,017			1,326,245
Shareholders’ Equity	143,075			140,015
Total	$1,643,092			$1,466,260
Taxable-equivalent net interest income /net interest spread		37,769	3.15%		33,888	3.24%
Taxable-equivalent net interest margin			3.29%			3.34%
Taxable-equivalent adjustment		(1,028)			(1,852)
Net interest income		$36,741			$32,036

Notes:	(1) Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 34% tax rate in 2017.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.

For the nine months ended September 30, 2018, taxable-equivalent basis net interest income increased $3,881,000 from the corresponding period in 2017. The increase reflected increased average loan and securities balances at increased market interest rates, partially offset by a higher average balance of interest-bearing liabilities at higher interest rates. While yields on interest-earning assets and costs of interest-bearing liabilities both increased year-over-year, the taxable-equivalent adjustment in 2018 was reduced by the change in our statutory tax rate effective January 1, 2018. The lower tax rate in effect for 2018 was the principal factor in the overall decrease in net interest margin on a taxable-equivalent basis between periods.
Taxable-equivalent interest income earned on loans increased $5,307,000 year-over-year. The $127,098,000 increase in average loan balance year-over-year reflects the Company's loan growth in legacy and newer markets through its expanded sales force. The 15 basis point increase in the yield on loans year-over-year reflects four prime lending rate increases of 25 basis points between September 30, 2017 and September 30, 2018, offset by the impact of the change in the statutory rate used in the taxable-equivalent adjustment.

Taxable-equivalent securities interest income increased $2,271,000 year-over-year, with the average balance of securities increasing $52,195,000 from September 30, 2017 to September 30, 2018. The increase in taxable-equivalent interest income on securities reflected the increased interest rate environment and certain repositioning within the portfolio under the Company's asset/liability management strategies. Similar to the yield on loans, the 32 basis point increase in the yield on securities year-over-year was offset by the change in the statutory rate used in the taxable-equivalent adjustment.
Interest expense on deposits and borrowings increased $3,724,000 year-over-year, with the average balance of interest-bearing deposits increasing $112,760,000 and the average balance of borrowings increasing $45,893,000. The Company continues to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings as it increases its commercial relationships. The increase in interest expense principally reflects the noted increased interest rate environment on the increased deposit and borrowings base, coupled with the Company's gradually increasing rates paid on interest-bearing deposits in response to market demand. The tax rate change did not impact interest expense.
Provision for Loan Losses
The Company recorded a $600,000 provision for loan losses for the nine months ended September 30, 2018 compared with a $200,000 provision recorded for the same period in 2017. The Company has experienced loan portfolio growth, as well as the benefit of favorable historical charge-off statistics and generally stable economic and market conditions for the last several years. These key factors were included in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses at September 30, 2018.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the nine months ended September 30, 2018 and 2017.

(Dollars in thousands)	Nine Months Ended September 30,		$ Change	% Change
	2018	2017	2018-2017	2018-2017
Service charges on deposit accounts	$4,405	$4,224	$181	4.3%
Other service charges, commissions and fees	1,430	697	733	105.2%
Trust and investment management income	5,037	4,620	417	9.0%
Brokerage income	1,514	1,409	105	7.5%
Mortgage banking activities	2,049	2,113	(64)	(3.0)%
Income from life insurance	1,101	814	287	35.3%
Other income	272	147	125	85.0%
Subtotal before securities gains	15,808	14,024	1,784	12.7%
Investment securities gains	891	1,190	(299)	(25.1)%
Total noninterest income	$16,699	$15,214	$1,485	9.8%
The following factors contributed to the more significant changes in noninterest income between the nine months ended September 30, 2018 and 2017.

•
Other service charges, commissions and fees in 2018 reflects an increase in loan transaction fees recognized in the second quarter of 2018 and additional gains on SBA loan sales recognized in the third quarter of 2018.

•
Fees have increased in trust and investment management income and brokerage income as additional revenues have been generated from overall market value increases, as well as increased transactions activity in brokerage sales. In addition, increased estate fees were recognized in the first quarter of 2018 compared with 2017.

•
Mortgage banking income has decreased in the year-over-year comparison, with increases noted in the first quarter of 2018 offset by decreases in the second and third quarters, reflecting decreased refinancing activity as mortgage rates have been rising, as well as a shortage in available housing inventory.

•	Increased income from life insurance is principally attributable to death benefit proceeds from life insurance contracts.

•	Other line items within noninterest income showed fluctuations between 2018 and 2017 attributable to normal business operations.
The Company recognized net investment securities gains in 2018 and 2017 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		$ Change	% Change
(Dollars in thousands)	2018	2017	2018-2017	2018-2017
Salaries and employee benefits	$23,487	$22,366	$1,121	5.0%
Occupancy	2,252	2,101	151	7.2%
Furniture and equipment	2,977	2,499	478	19.1%
Data processing	1,875	1,702	173	10.2%
Telephone and communication	542	536	6	1.1%
Automated teller machine and interchange fees	548	568	(20)	(3.5)%
Advertising and bank promotions	898	1,103	(205)	(18.6)%
FDIC insurance	507	454	53	11.7%
Legal	364	826	(462)	(55.9)%
Other professional services	1,140	1,112	28	2.5%
Directors' compensation	663	745	(82)	(11.0)%
Collection and problem loan	137	134	3	2.2%
Real estate owned	96	49	47	95.9%
Taxes other than income	761	659	102	15.5%
Merger related	473	0	473	0.0%
Other operating expenses	2,957	2,796	161	5.8%
Total noninterest expenses	$39,677	$37,650	$2,027	5.4%
The following factors contributed to the more significant changes in noninterest expenses between the nine months ended September 30, 2018 and 2017.

•
Expanded operations with the addition of branch banking locations opened in Lancaster County, Pennsylvania, in the second and third quarters of 2017 and the third quarter of 2018; start-up expenses incurred in the third quarter of 2018 for Lancaster County branches that will open in the fourth quarter of 2018; the addition of lenders in York County, Pennsylvania, in the third quarter of 2017; and additional support personnel all contributed to increases in salaries and employee benefits, occupancy costs, and furniture and equipment costs in 2018. The new branch location openings in Lancaster County in the second half of 2018 as part of the Company's continuing expansion are expected to increase costs in each of these expense categories, as well as in advertising and bank promotions expense.

•
The salaries and employee benefits increase in 2018 over 2017 also includes the impact of annual merit increases awarded in 2018, incentive compensation increases and additional share-based awards granted in 2018, net of the benefit of forfeitures. The Company has benefited in 2018 from reduced costs associated with its self-insured group health plan due to improving claims experience.

•
Advertising and bank promotions expense decreased from 2017 to 2018, reflecting the increased activity in 2017 in connection with branch openings. These expenses are expected to increase with the Company's opening of new branches in Lancaster County in the fourth quarter of 2018.

•
Legal fees in the third quarter of 2017 included $508,000 of indemnification costs incurred by the Company to several professional service providers in connection with previously disclosed outstanding litigation against the Company. In the third quarter of 2018, the Company incurred $144,000 in connection with investigating and providing customer disclosure and remediation of a phishing incident involving two employee email accounts. The Company is not aware of any customer account impact and no fraudulent payments were made by the Company as a result of the incident.

•	The Company incurred merger related expenses, principally legal and professional fees, in 2018 in connection with the Company's acquisition of Mercersburg, which was completed on October 1, 2018.

•	Other line items within noninterest expenses showed fluctuations between 2018 and 2017 attributable to normal business operations.
The Company’s efficiency ratio improved to 73.0% for the nine months ended September 30, 2018, compared with 78.4% for the same period in 2017. The lower, or more favorable, ratio between the two periods was primarily the result of the growth in net interest and noninterest income outpacing the increase in noninterest expenses. The efficiency ratio expresses noninterest expense as a percentage of taxable-equivalent net interest income and noninterest income, excluding securities gains, merger related expenses, intangible asset amortization, and other real estate income and expenses.
Income Tax Expense
Income tax expense totaled $1,510,000, an effective tax rate of 11.5%, for the nine months ended September 30, 2018, compared with $1,316,000, an effective tax rate of 14.0%, for the nine months ended September 30, 2017. The Company’s effective tax rate is significantly less than the federal statutory rate, which is 21.0% in 2018 and was 34.0% in 2017, principally due to tax-free income, including interest earned on tax-free loans and securities and income from life insurance policies; federal income tax credits; and non-tax deductible expenses, including estimated merger expenses. The lower effective tax rate for the nine months ended September 30, 2018, compared with the same period in 2017, results principally from the reduced statutory tax rate which became effective for the Company on January 1, 2018 as a result of federal tax reform enacted in 2017.

FINANCIAL CONDITION
A substantial amount of time is devoted by management to overseeing the investment of funds in loans and securities and the formulation of policies directed toward maximizing profitability and minimizing risk associated with such investments.
Securities Available for Sale
The Company utilizes securities available for sale to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At September 30, 2018, securities available for sale totaled $489,356,000, an increase of $74,048,000, from the $415,308,000 balance at December 31, 2017.
In the nine months ended September 30, 2018, the Company realized net gains totaling $891,000 from sales of investments, as it repositioned parts of its portfolio in response to market and interest rate opportunities under its asset/liability management strategies. Sales of investments in GSE residential MBSs were the principal driver of the realized gains. Sale proceeds totaling $113,180,000 were principally redeployed in investments in asset-backed securities and states and political subdivisions securities.
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

The following table presents the loan portfolio, excluding residential LHFS, by segment and class at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial real estate:
Owner occupied	$119,056	$116,811
Non-owner occupied	249,529	244,491
Multi-family	75,314	53,634
Non-owner occupied residential	84,598	77,980
Acquisition and development:
1-4 family residential construction	10,217	11,730
Commercial and land development	33,735	19,251
Commercial and industrial	127,011	115,663
Municipal	39,429	42,065
Residential mortgage:
First lien	167,178	162,509
Home equity - term	10,513	11,784
Home equity - lines of credit	135,578	132,192
Installment and other loans	32,783	21,902
	$1,084,941	$1,010,012
The loan portfolio at September 30, 2018 increased $74,929,000, or 7.4% (9.9% annualized), from December 31, 2017. The Company continues to grow in both its legacy and newer markets through its expanded sales force. Loan portfolio growth was experienced in nearly all loan segments from December 31, 2017 to September 30, 2018, with the largest dollar increase in the commercial real estate segment, growing $35,581,000, or 7.2%, during the period. Partially offsetting 2018 growth in commercial real estate loans was the payoff of loans in connection with a business ownership transition and settlement of a nonaccrual loan in the second quarter of 2018. Acquisition and development loans grew $12,791,000, or 41.9%, as the need for new construction financing has increased in the market. Commercial and industrial loans grew $11,348,000, or 9.8%, and reflected the Company's emphasis on growing this segment to increase diversification of its loan portfolio. Growth in installment and other loans was principally attributable to purchases of automobile financing loans as the Company continued to increase diversification in the portfolio.
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
The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of September 30, 2018, December 31, 2017 and September 30, 2017. Relevant asset quality ratios are also presented.

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans (cash basis)	$5,458	$9,843	$5,249
OREO	286	961	1,258
Total nonperforming assets	5,744	10,804	6,507
Restructured loans still accruing	1,143	1,183	1,192
Loans past due 90 days or more and still accruing	0	0	0
Total nonperforming and other risk assets	$6,887	$11,987	$7,699
Loans 30-89 days past due	$1,681	$5,277	$914
Asset quality ratios:
Total nonperforming loans to total loans	0.50%	0.97%	0.53%
Total nonperforming assets to total assets	0.33%	0.69%	0.42%
Total nonperforming assets to total loans and OREO	0.53%	1.07%	0.66%
Total risk assets to total loans and OREO	0.63%	1.19%	0.78%
Total risk assets to total assets	0.40%	0.77%	0.50%
ALL to total loans	1.27%	1.27%	1.30%
ALL to nonperforming loans	253.06%	130.00%	243.30%
ALL to nonperforming loans and restructured loans still accruing	209.24%	116.05%	198.28%
Total nonperforming and other risk assets decreased $5,100,000, or 42.5%, from December 31, 2017 to September 30, 2018 and by $812,000, or 10.5%, from September 30, 2017. One commercial real estate loan, downgraded to nonaccrual status in the fourth quarter of 2017 and paid off in the second quarter of 2018, was the principal driver of the nonperforming and risk asset changes between periods in the above table and in the impaired loans tables below.

The following table presents detail of impaired loans at September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,909	$39	$1,948	$1,185	$52	$1,237
Non-owner occupied	0	0	0	4,065	0	4,065
Multi-family	139	0	139	165	0	165
Non-owner occupied residential	329	0	329	381	0	381
Acquisition and development:
1-4 family residential construction	201	0	201	492	0	492
Commercial and industrial	309	0	309	350	0	350
Residential mortgage:
First lien	1,852	1,079	2,931	2,734	1,102	3,836
Home equity - term	18	0	18	22	0	22
Home equity - lines of credit	701	25	726	438	29	467
Installment and other loans	0	0	0	11	0	11
	$5,458	$1,143	$6,601	$9,843	$1,183	$11,026
The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at September 30, 2018 and December 31, 2017. Of the relationships deemed to be impaired at September 30, 2018, none had a recorded balance in excess of $1,000,000 and 63, or 77.1%, of total impaired loans, had recorded balances of less than $250,000.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
September 30, 2018
Relationships greater than $1,000,000	0	$0	$0	$0
Relationships greater than $500,000 but less than $1,000,000	1	828	17	0
Relationships greater than $250,000 but less than $500,000	2	685	0	0
Relationships less than $250,000	63	5,088	873	39
	66	$6,601	$890	$39
December 31, 2017
Relationships greater than $1,000,000	1	$4,065	$791	$0
Relationships greater than $500,000 but less than $1,000,000	1	518	145	0
Relationships greater than $250,000 but less than $500,000	4	1,501	120	0
Relationships less than $250,000	62	4,942	1,160	51
	68	$11,026	$2,216	$51
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at September 30, 2018. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s OREO totaled $286,000 at September 30, 2018 and consisted of one commercial and one residential property. The decrease in OREO from $961,000 at December 31, 2017 was principally the result of the sale of two properties at modest gains in the second quarter of 2018. All properties are carried at the lower of cost or fair value, less costs to dispose.
At September 30, 2018, the Company believes the value of OREO represents the properties' fair values, but if the real estate market changes, additional charges may be needed.
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
The ALL is evaluated based on management's review of the collectability of loans in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A description of the methodology for establishing the allowance and provision for loan losses and related procedures in establishing the appropriate level of reserve is included in Note 4, Loans Receivable and Allowance for Loan Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information."

The following table summarizes the Company’s internal risk ratings at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	Total
September 30, 2018
Commercial real estate:
Owner occupied	$114,871	$1,962	$275	$1,948	$0	$119,056
Non-owner occupied	239,429	5,700	4,400	0	0	249,529
Multi-family	68,981	5,468	726	139	0	75,314
Non-owner occupied residential	82,381	744	1,144	329	0	84,598
Acquisition and development:
1-4 family residential construction	10,016	0	0	201	0	10,217
Commercial and land development	33,120	25	590	0	0	33,735
Commercial and industrial	124,819	1,883	0	309	0	127,011
Municipal	39,429	0	0	0	0	39,429
Residential mortgage:
First lien	164,247	0	0	2,931	0	167,178
Home equity - term	10,495	0	0	18	0	10,513
Home equity - lines of credit	134,716	77	59	726	0	135,578
Installment and other loans	32,783	0	0	0	0	32,783
	$1,055,287	$15,859	$7,194	$6,601	$0	$1,084,941
December 31, 2017
Commercial real estate:
Owner occupied	$113,240	$413	$1,921	$1,237	$0	$116,811
Non-owner occupied	235,919	0	4,507	4,065	0	244,491
Multi-family	48,603	4,113	753	165	0	53,634
Non-owner occupied residential	76,373	142	1,084	381	0	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	492	0	11,730
Commercial and land development	18,635	5	611	0	0	19,251
Commercial and industrial	113,162	2,151	0	350	0	115,663
Municipal	42,065	0	0	0	0	42,065
Residential mortgage:
First lien	158,673	0	0	3,836	0	162,509
Home equity - term	11,762	0	0	22	0	11,784
Home equity - lines of credit	131,585	80	60	467	0	132,192
Installment and other loans	21,891	0	0	11	0	21,902
	$983,146	$6,904	$8,936	$11,026	$0	$1,010,012
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

The following table summarizes activity in the ALL for the three and nine months ended September 30, 2018 and 2017.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
September 30, 2018
Balance, beginning of period	$6,680	$720	$1,598	$80	$9,078	$3,544	$230	$3,774	$585	$13,437
Provision for loan losses	194	19	(38)	(1)	174	(45)	146	101	(75)	200
Charge-offs	(17)	0	0	0	(17)	(62)	(80)	(142)	0	(159)
Recoveries	200	0	1	0	201	102	31	133	0	334
Balance, end of period	$7,057	$739	$1,561	$79	$9,436	$3,539	$327	$3,866	$510	$13,812
September 30, 2017
Balance, beginning of period	$6,777	$579	$1,291	$117	$8,764	$3,386	$131	$3,517	$470	$12,751
Provision for loan losses	(102)	(90)	191	(12)	(13)	(12)	74	62	51	100
Charge-offs	0	0	(30)	0	(30)	(54)	(51)	(105)	0	(135)
Recoveries	0	1	1	0	2	41	12	53	0	55
Balance, end of period	$6,675	$490	$1,453	$105	$8,723	$3,361	$166	$3,527	$521	$12,771
Nine Months Ended
September 30, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(217)	319	114	(5)	211	157	197	354	35	600
Charge-offs	(17)	0	0	0	(17)	(148)	(198)	(346)	0	(363)
Recoveries	528	3	1	0	532	130	117	247	0	779
Balance, end of period	$7,057	$739	$1,561	$79	$9,436	$3,539	$327	$3,866	$510	$13,812
September 30, 2017
Balance, beginning of period	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	(840)	(93)	458	51	(424)	429	88	517	107	200
Charge-offs	(45)	0	(85)	0	(130)	(105)	(107)	(212)	0	(342)
Recoveries	30	3	6	0	39	58	41	99	0	138
Balance, end of period	$6,675	$490	$1,453	$105	$8,723	$3,361	$166	$3,527	$521	$12,771
The ALL at September 30, 2018, increased $1,016,000 from December 31, 2017, reflecting the $600,000 provision for loan losses and net recoveries during the period. Net recoveries totaled $175,000 and $416,000 for the three and nine months ended September 30, 2018 compared with net charge-offs of $80,000 and $204,000 for the same periods in 2017. The net recoveries in 2018 were principally due to the commercial real estate loan previously noted. The ratio of annualized net charge-offs (recoveries) to average loans outstanding was (0.06)% and (0.05)% for the three and nine months ended September 30, 2018 compared with 0.03% for both periods in 2017. Classified loans totaled $13,795,000 at September 30, 2018, or 1.3% of total loans outstanding, and decreased from $19,962,000 at December 31, 2017, or 2.0% of loans outstanding. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends contributed to management's determination that a provision for loan losses in the first three quarters of 2018 was required to maintain an adequate ALL, with an ALL to total loans ratio of 1.27% at September 30, 2018, which was the same as December 31, 2017.
Despite generally favorable historical charge-off data and stable and economic and market conditions, the growth the Company has experienced in its loan portfolio may result in the need for additional provisions for loan losses in future quarters.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at September 30, 2018 and December 31, 2017.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
September 30, 2018
Loans allocated by:
Individually evaluated for impairment	$2,416	$201	$309	$0	$2,926	$3,675	$0	$3,675	$0	$6,601
Collectively evaluated for impairment	526,081	43,751	126,702	39,429	735,963	309,594	32,783	342,377	0	1,078,340
	$528,497	$43,952	$127,011	$39,429	$738,889	$313,269	$32,783	$346,052	$0	$1,084,941
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$39	$0	$39	$0	$39
Collectively evaluated for impairment	7,057	739	1,561	79	9,436	3,500	327	3,827	510	13,773
	$7,057	$739	$1,561	$79	$9,436	$3,539	$327	$3,866	$510	$13,812
December 31, 2017
Loans allocated by:
Individually evaluated for impairment	$5,848	$492	$350	$0	$6,690	$4,325	$11	$4,336	$0	$11,026
Collectively evaluated for impairment	487,068	30,489	115,313	42,065	674,935	302,160	21,891	324,051	0	998,986
	$492,916	$30,981	$115,663	$42,065	$681,625	$306,485	$21,902	$328,387	$0	$1,010,012
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,763	417	1,446	84	8,710	3,358	202	3,560	475	12,745
	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
In addition to the specific reserve allocations on impaired loans noted previously, 18 loans, with aggregate outstanding principal balances of $2,452,000, have had cumulative partial charge-offs to the ALL totaling $890,000 at September 30, 2018. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the ALL reflects estimated probable incurred losses within the portfolio that have not been identified to specific loans or portfolio segments due to risk of error in the specific and general reserve allocation; other potential exposure in the loan portfolio; variances in management’s assessment of national and local economic conditions; and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $510,000, or 3.7% of the ALL balance, at September 30, 2018 compared with $475,000, or 3.7% of the ALL balance at December 31, 2017.
While management believes the Company’s ALL is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.

Deposits
Deposits totaled $1,429,170,000 at September 30, 2018, an increase of $209,655,000, or 17.2%, from $1,219,515,000 at December 31, 2017.
Noninterest-bearing deposits increased $25,378,000, or 15.6%, from December 31, 2017 to September 30, 2018 and totaled $187,721,000 at September 30, 2018. Interest-bearing deposits totaled $1,241,449,000 at September 30, 2018, an increase of $184,277,000, or 17.4% from the $1,057,172,000 balance at December 31, 2017. Approximately $58,000,000 of the growth in interest-bearing deposits occurred as certain larger depository relationships, previously enrolled in the Company's repurchase agreement program included in short-term borrowings, transitioned to interest-bearing deposits in a program provided through a third party which provides full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks.
The Company has continued to gather both noninterest-bearing and interest-bearing deposit relationships from enhanced cash management offerings delivered by its expanded sales force as it increases its commercial relationships. Deposit growth in the first nine months of 2018 was principally used to fund growth in the loan and investment portfolios, and to reduce total borrowings.
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
Shareholders’ equity totaled $145,557,000 at September 30, 2018, and increased $792,000 or 0.5%, from $144,765,000 at December 31, 2017. Significant factors in this change were net income totaling $11,653,000 for the nine months ended September 30, 2018, offset by a decrease in net unrealized gains/losses in AOCI, net of taxes, totaling $8,317,000 and by dividends paid on common stock totaling $3,166,000.
Capital Adequacy. The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Effective with the third quarter of 2018, the FRB raised the consolidated asset limit on small bank holding companies from $1,000,000,000 to $3,000,000,000 and a company with assets under the revised limit is not subject to the FRB consolidated capital rules. A company with consolidated assets under the revised limit may continue to file reports that include capital amounts and ratios. The Company has elected to continue to file those reports.
At September 30, 2018 and December 31, 2017, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Although applicable to the Bank, prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 7, Shareholders' Equity and Regulatory Capital, to the Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at September 30, 2018 and December 31, 2017.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 7, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, Item 1 - Business, under the topic Basel III Capital Rules. At September 30, 2018, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.2%, which is above the phase in requirement of 1.875% for December 31, 2018.

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
Merger and Acquisitions

See Note 2, Mergers and Acquisitions, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" in this Form 10-Q.

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
The simulation analysis results are presented in the Earnings at Risk table below. At September 30, 2018, similar to at December 31, 2017, these results indicate the Company would be better positioned in a moderately rising interest rate environment than it would be if interest rates increased more substantially or decreased.
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
The net present value analysis results are presented in the Value at Risk table below. At September 30, 2018, similar to at December 31, 2017, these results indicate the Company would be better positioned in a moderately rising interest rate environment than it would be if interest rates increased more substantially or decreased.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	September 30, 2018	December 31, 2017	Change in Market Interest Rates (basis points)	September 30, 2018	December 31, 2017
(100)	(2.3%)	(6.5%)	(100)	(8.6%)	(7.2%)
100	(0.9%)	(1.3%)	100	2.5%	(1.8%)
200	(2.8%)	(4.9%)	200	1.1%	(5.4%)

Item 4. Controls and Procedures

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2018.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2018.

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
Item 1A – Risk Factors
In addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, investors should consider the following:
There is no assurance when or even if our acquisition of Hamilton Bancorp, Inc. will be completed.
The merger agreement between the Company and Hamilton is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include:

•	approval of the merger agreement and the merger by Hamilton shareholders;

•	the receipt of required regulatory approvals;

•	absence of orders prohibiting the completion of the merger;

•	effectiveness of the registration statement filed by the Company to register the shares of our common stock to be issued to Hamilton shareholders in the merger;

•	the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements; and

•	the receipt by both parties of legal opinions from their respective tax counsels.

There can be no assurance that the parties will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived.
The Hamilton merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The parties can agree at any time to terminate the merger agreement under specified circumstances. In addition, Hamilton may choose to terminate the merger agreement if the volume weighted average stock price of our common stock as reported on NASDAQ during the 15 trading day period immediately preceding the determination date (as defined in the merger agreement) is less than $20.1535 per share and our common stock underperforms the NASDAQ Bank Index by more than 15% between October 23, 2018 and the determination date. Any such termination would be subject to the right of the Company to increase the amount of our common stock or cash consideration to be provided to Hamilton shareholders pursuant to the formulas prescribed in the merger agreement.
Regulatory approvals may not be received or may take longer than expected in order to be obtained for the Hamilton merger.
We are required to obtain the approvals of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking and Securities, and the Maryland Office of the Commissioner of Financial Regulation prior to completing the merger. Obtaining the approval of these regulatory agencies may delay the date of completion of the merger. In addition, you should be aware that, as in any transaction, it is possible that, among other things, restrictions on the combined operations of the two companies may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. This may diminish the benefits of the merger to us or have an adverse effect on us following the merger and prevent us from achieving the expected benefits of the merger. We have the right to terminate the merger agreement if the approval of any governmental authority required for consummation of the merger and the other transactions provided for in the merger agreement, imposes any term, condition or restriction upon us or any of our subsidiaries that we reasonably determine would (a) prohibit or materially limit the ownership or operation by us of any material portion of Hamilton's business or assets, (b) compel us to dispose or hold separate any material portion of Hamilton's assets or (c) compel us to take any action, or commit to take any action, or agree to any condition or request, if the prohibition, limitation, condition or other requirement described in clauses (a)-(c) of this sentence would have a material adverse effect on the future operation by us of our business, taken as a whole.

If the Hamilton merger is not completed, we will have incurred substantial expenses without realizing the expected benefits.
We will incur substantial expenses in connection with the pending acquisition of Hamilton. If the merger is not completed, these expenses may have a material adverse impact on our operating results.
Goodwill incurred in the Mercersburg and Hamilton mergers may negatively affect our financial condition.
To the extent that the merger consideration, consisting of the cash and the number of shares of our common stock issued in the Mercersburg merger or to be issued in the Hamilton merger, exceeds the fair value of the net assets acquired, including identifiable intangibles, that amount will be reported as goodwill by us. In accordance with current accounting guidance, goodwill will not be amortized but will be evaluated for impairment annually or more frequently if events or circumstances warrant. A failure to realize expected benefits of the merger could adversely impact the carrying value of the goodwill recognized in the merger and, in turn, negatively affect our financial results.
We may be unable to successfully integrate Mercersburg’s and Hamilton's operations.
The mergers involve the integration of companies that previously operated independently with Orrstown. The difficulties of combining the companies’ operations include:

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
The success of the mergers will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of the Company with Mercersburg and Hamilton. If we are unable to successfully integrate Mercersburg or Hamilton, the anticipated benefits and cost savings of the mergers may not be realized fully or may take longer to realize than expected. For example, we may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the acquisitions. In addition, as with regard to any merger, a significant change in interest rates or economic conditions or decline in asset valuations may also cause us not to realize expected benefits and result in the mergers not being as accretive as expected.
Unanticipated costs relating to the mergers could reduce our future earnings per share.
We believe that we have reasonably estimated the likely costs of integrating the operations of the Company and Mercersburg and Hamilton, and the incremental costs of operating as a combined company. However, it is possible that we could incur unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, which could result in the mergers not being as accretive as expected or having a dilutive effect on the combined company’s earnings per share.
The market price of our common stock after the mergers may be affected by factors different from those affecting our shares currently.
The businesses of the Company and Mercersburg and Hamilton differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each of us, Mercersburg and Hamilton. The market value of our common stock fluctuates based upon various factors, including changes in our business, operations or prospects, market assessments of the merger, regulatory considerations, market and economic considerations, and other factors. Further, the market price of our common stock after the merger may be affected by factors different from those currently affecting our common stock.
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

Two employees of Orrstown Bank, Orrstown Financial Services, Inc.’s wholly-owned banking subsidiary, recently were the victims of an email phishing incident that compromised their email credentials. Orrstown Bank did not make any fraudulent payments as a result of the incident and, as of the date of this report, Orrstown Bank does not believe that any amounts have been withdrawn from customer accounts without authorization or that any customers have experienced identity theft as a result of the incident. Orrstown Bank has no evidence that the unauthorized access to the email accounts otherwise compromised the integrity of the Orrstown Bank platform, which undergoes rigorous annual auditing as well as penetration testing by an outside security firm. Nevertheless, if information security is breached or other technology difficulties or failures occur in the future, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. Any of these results could have a material adverse effect on our financial condition, results of operations or liquidity.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
No shares of the Company were repurchased from July 1, 2018 to September 30, 2018.
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At September 30, 2018, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or 17.38 per share. The maximum number of shares that may yet be purchased under the plan is 333,275 at September 30, 2018.
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

Date: November 6, 2018