Form 10-K
period 2018-12-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2019-03-15
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $207.4 million. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
Number of shares outstanding of the Registrant’s common stock as of February 28, 2019: 9,481,969.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ORRSTOWN FINANCIAL SERVICES, INC.
FORM 10-K

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
BHC Act	Bank Holding Company Act of 1965
CDI	Core deposit intangible
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiaries (interchangeable with "Orrstown” below)
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GLB Act	Gramm-Leach-Bliley Act
GSE	United States government-sponsored enterprise
Hamilton	Hamilton Bancorp, Inc., and its wholly-owned banking subsidiary, Hamilton Bank
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
Mercersburg	Mercersburg Financial Corporation and its wholly-owned banking subsidiary, First Community Bank of Mercersburg (acquired October 1, 2018)
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income (loss)
OFA	Orrstown Financial Advisors, a division of the Bank that provides investment and brokerage services
OREO	Other real estate owned (foreclosed real estate)
Orrstown	Orrstown Financial Services, Inc. and subsidiaries
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank and Wheatland Advisors, Inc.
2011 Plan	2011 Orrstown Financial Services, Inc. Stock Incentive Plan
PCI loans	Purchased credit impaired loans
Repurchase Agreements	Securities sold under agreements to repurchase
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TDR	Troubled debt restructuring
U.S.	United States of America
Wheatland	Wheatland Advisors, Inc., the Registered Investment Advisor subsidiary of Orrstown Financial Services, Inc.
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I

Forward-Looking Statements:

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, successful merger and acquisition activity, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatilities in the securities markets; deteriorating economic conditions; expenses associated with pending litigation and legal proceedings; and other risks and uncertainties.

This Annual Report on Form 10-K includes forward-looking statements. With respect to all such forward-looking statements, you should review our Risk Factors discussion in Item 1A, our Critical Accounting Policies and Cautionary Statement About Forward-Looking Statements sections included in Item 7, and Note 21, Contingencies, in the Notes To Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. We do not intend to update publicly any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

ITEM 1 – BUSINESS
Orrstown Financial Services, Inc., a Pennsylvania corporation, is the holding company for its wholly-owned subsidiaries Orrstown Bank and Wheatland Advisors, Inc. The Company’s principal executive offices are located at 77 East King Street, Shippensburg, Pennsylvania, 17257, with additional executive and administrative offices at 4750 Lindle Road, Harrisburg, Pennsylvania, 17111. The Parent Company was organized on November 17, 1987, for the purpose of acquiring the Bank and such other banks and bank-related activities as are permitted by law and desirable. The Company provides banking and bank-related services through branches located in south central Pennsylvania, principally in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties and in Washington County, Maryland. Wheatland was acquired in December 2016 and provides services as a registered investment advisor through its office in Lancaster County, Pennsylvania.
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
Recent Merger and Acquisition Activity
On October 1, 2018, the Company expanded its presence in Franklin County, Pennsylvania, with the completion of its acquisition of Mercersburg Financial Corporation and the merger of its banking subsidiary, First Community Bank of Mercersburg, with and into Orrstown Bank.

On October 23, 2018, the Company announced it had entered into an agreement and plan of merger with Hamilton Bancorp, Inc., the holding company for Hamilton Bank, based in Towson, Maryland. The merger is expected to close in the second quarter of 2019, subject to receipt of regulatory approvals, the approval of Hamilton's shareholders, and the satisfaction of other customary closing conditions. If completed, the Hamilton acquisition will expand the Company's presence into the greater Baltimore, Maryland, market.

Business
The Bank was originally organized in 1919 as a state-chartered bank. On March 8, 1988, in a bank holding company reorganization transaction, the Parent Company acquired 100% ownership of the Bank.
The Parent Company’s primary activity consists of owning and supervising its subsidiaries, the Bank and Wheatland. Day-to-day management is conducted by its officers, who are also Bank officers. The Parent Company has historically derived most of its income through dividends from the Bank. At December 31, 2018, the Company had total assets of $1,934,388,000, total deposits of $1,558,756,000 and total shareholders’ equity of $173,433,000.
The Parent Company has no employees. Its 10 officers are employees of the Bank. On December 31, 2018, the Bank and Wheatland combined had 367 full-time and 19 part-time employees.
The Bank is engaged in the commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This involves accepting demand, time and savings deposits, and granting loans. The Bank holds commercial, residential, consumer and agribusiness loans primarily in its market areas of Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties in Pennsylvania; Washington County, Maryland; and in contiguous counties. The concentrations of credit by type of loan are included in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." The Bank maintains a diversified loan portfolio and evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer pursuant to collateral standards established in the Bank’s credit policies and procedures.
Wheatland supplements the Bank's trust and wealth management group and is anticipated to provide opportunities for future growth in these areas.

Lending
All secured loans are supported with appraisals or evaluations of collateral. Business equipment and machinery, inventories, accounts receivable, and farm equipment are considered appropriate security, provided borrowers meet acceptable standards for liquidity and marketability. Loans secured by real estate generally do not exceed 90% of the appraised value of the property. Loan to collateral values are monitored as part of the loan review process, and appraisals are updated as deemed appropriate under the circumstances.

Commercial Lending
A majority of the Company’s loan assets are loans for business purposes. Approximately 62% of the loan portfolio is comprised of commercial loans. The Bank makes commercial real estate, equipment, working capital and other commercial purpose loans as required by the broad range of borrowers across the Bank’s various markets.
The Bank’s credit policy dictates the underwriting requirements for the various types of loans the Bank would extend to borrowers. The policy covers such requirements as debt coverage ratios, advance rates against different forms of collateral, loan-to-value ratios and maximum term.

Consumer Lending
The Bank provides home equity loans, home equity lines of credit and other consumer loans primarily through its branch network and customer call center. A large majority of the consumer loans are secured by either a first or second lien position on the borrower’s primary residential real estate. The Bank requires a loan-to-value ratio of no greater than 90% of the value of the real estate being taken as collateral. We also, at times, purchase consumer loans to help diversify credit risk in our loan portfolio.

Residential Lending
The Bank provides residential mortgages throughout its various markets through a network of mortgage loan officers. A majority of the residential mortgages originated are sold to secondary market investors, primarily Wells Fargo, Fannie Mae and the FHLB of Pittsburgh. All mortgages, regardless of being sold or held in the Bank’s portfolio, are generally underwritten to secondary market industry standards for prime mortgages. The Bank generally requires a loan-to-value ratio of no greater than 80% of the value of the real estate being taken as collateral, without the borrower obtaining private mortgage insurance.

Loan Review
The Bank has a loan review policy and program which is designed to identify and monitor risk in the lending function. The ERM Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Bank’s loan portfolio. This includes the monitoring of the lending activities of all Bank personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. The loan review program provides the Bank with an independent review of the Bank’s commercial loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession, or death of the borrower occurs, which heightens awareness as to a possible credit event.
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
The Bank outsources its independent loan review to a third-party provider, which monitors and evaluates loan customers on a quarterly basis utilizing risk-rating criteria established in the credit policy in order to identify deteriorating trends and detect conditions which might indicate potential problem loans. The results of the third-party loan review are reported quarterly to the ERM Committee for approval. The loan ratings provide the basis for evaluating the adequacy of the ALL.

Investment Services
Through its trust department, the Bank renders services as trustee, executor, administrator, guardian, managing agent, custodian, investment advisor, and other fiduciary activities authorized by law under the trade name "Orrstown Financial Advisors." OFA offers retail brokerage services through a third-party broker/dealer arrangement with Cetera Advisor Networks LLC. Wheatland also offers investment advisor services as a registered investment advisor. At December 31, 2018, assets under management by OFA and Wheatland totaled $1,330,595,000.

Regulation and Supervision
The Parent Company is a bank holding company registered with the FRB and has elected status as a financial holding company. As a registered bank holding company and FHC, the Company is subject to regulation under the Bank Holding Company Act of 1956 and to inspection, examination, and supervision by the FRB.
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
As an FHC, the Company is generally subject to the same regulation as other bank holding companies, including the reporting, examination, supervision and consolidated capital requirements of the FRB. To preserve our FHC status, we must remain well-capitalized and well-managed and ensure that the Bank remains well-capitalized and well-managed for regulatory purposes and earns “satisfactory” or better ratings on its periodic Community Reinvestment Act examinations. An FHC ceasing to meet these standards is subject to a variety of restrictions, depending on the circumstances.

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

Federal Financial Regulatory Reform
The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010, substantially increased regulatory oversight and enforcement and imposed additional costs and risks on the operations of financial holding companies and banks.
The Dodd-Frank Act materially changed the regulation of financial institutions and the financial services industry and created a framework for regulatory reform. The Dodd-Frank Act and the regulations thereunder, some of which are still being drafted and implemented, include provisions affecting large and small financial institutions alike, including several provisions that affect the regulation of community banks and bank holding companies.
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
The Dodd-Frank Act also established the Consumer Financial Protection Bureau as an independent entity funded by the FRB. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s rules contain provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay, loan servicing, and prepayment penalties. The CFPB has primary examination and enforcement authority over banks with over $10 billion in assets as to consumer financial products.
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
The FDIC is required by the Dodd-Frank Act to return its insurance reserve ratio to 1.35% no later than September 30, 2020. When the fund reached 1.15%, banks larger than $10 billion in assets were required to assume the burden of bringing the fund to 1.35%. In 2016, the fund reached the 1.15% ratio and smaller banks' assessments decreased. In September 2018, the fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured large banks will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15 percent and 1.35 percent, to be applied when the reserve ratio is at or above 1.38%. At December 31, 2018, the reserve ratio did not exceed 1.38 percent.
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

Regulatory Capital Requirements
Compliance by the Company and the Bank with respect to capital requirements is incorporated by reference from Note 15, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," and from the Capital Adequacy and Regulatory Matters section of Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

Basel III Capital Rules
The Company and the Bank are subject to the Basel III Capital Rules, which prescribe a standardized approach for risk weightings that expanded the risk-weighting categories to a larger and more risk-sensitive number of categories than previously used, depending on the nature of the assets. These categories generally range from 0%, for U.S. government and agency securities, to 600%, for certain equity exposures, and result in higher risk weights for a variety of asset categories.
The Basel III Capital Rules incorporate a capital measure called Common Equity Tier 1 and a related regulatory capital ratio of CET1 to risk-weighted assets and a “capital conservation buffer,” designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer are subject to constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall. The capital standards were fully phased-in and fully implemented on January 1, 2019. Those applicable to the Parent Company and the Bank include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized from net operating loss carrybacks and significant investments in unconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories, in the aggregate, exceed 15% of CET1. Under a one-time permanent election made by the Company and the Bank, the effects of certain accumulated other comprehensive income items are not excluded from regulatory capital, including unrealized gains or losses on certain securities available for sale. Implementation of the deductions and other adjustments to CET1 were phased in and fully implemented beginning January 1, 2018.
Other Federal Laws and Regulations
The Company’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:
•Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the GLB Act; and
•the USA PATRIOT Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

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

Competition
The Bank’s principal market area consists of Berks County, Cumberland County, Dauphin County, Franklin County, Lancaster County, Perry County, and York County, Pennsylvania, and Washington County, Maryland. The Bank serves a substantial number of depositors in this market area and contiguous counties, with the greatest concentration in Chambersburg, Shippensburg, and Carlisle, Pennsylvania and the surrounding areas.
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
The deterioration of one or more of our significant lending relationships could result in a significant increase in the nonperforming loans and the provisions for loan losses, which would negatively impact our results of operations.

Commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.
Our business strategy includes making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than other loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than other loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. In challenging economic conditions, these loans represent higher risk and could result in an increase in our total net charge-offs, requiring us to increase our ALL, which could have a material adverse effect on our financial condition or results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
The credit risk related to commercial and industrial loans is greater than the risk related to residential loans.
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
Our subordinated notes, issued in December 2018, have a 6.0% fixed interest rate through December 2023, after which the interest rate will convert to a variable rate of the London Interbank Offered Rate (“LIBOR”) for the applicable interest period plus 3.16% through maturity in December 2028. Depending on our financial condition at the time of the rate changing from fixed to variable, an increase in the interest rate on our subordinated debt could have a material adverse effect on our liquidity and results of operations.

The expected discontinuance of LIBOR presents risks to the financial instruments originated, issued or held by us that use LIBOR as a reference rate.

LIBOR is used as a reference rate for many of our transactions, which means it is the base on which relevant interest rates are determined. Transactions include those in which we lend and borrow money and issue, purchase and sell securities. LIBOR is the subject of recent national and international regulatory guidance and proposals for reform. The United Kingdom Financial Conduct Authority, which regulates the process for setting LIBOR, announced in July 2017 that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.

While there are ongoing efforts to establish an alternative reference rate to LIBOR, as of the date of this report, no such rate has been accepted or is considered ready to be implemented.

If another rate does not achieve wide acceptance as the alternative to LIBOR, there likely will be disruption to all of the markets relying on the availability of a broadly accepted reference rate. Even if another reference rate ultimately replaces LIBOR, risks will remain for us with respect to outstanding loans, or other instruments using LIBOR. Those risks arise in connection with transitioning those instruments to a new reference rate and the corresponding value transfer that may occur in connection with that transition. Risks related to transitioning instruments to a new reference rate or to how LIBOR is calculated and its availability include impacts on the yield on loans or securities held by us and amounts paid on securities we have issued. The value of loans, securities, or borrowings tied to LIBOR and the trading market for LIBOR-based securities could also be impacted upon its discontinuance or if it is limited.

Further, it is possible that LIBOR quotes will become unavailable prior to 2021 if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time frame for preparing for the transition.

Risks Related to Competition and to Our Business Strategy
Difficult economic and market conditions can adversely affect the financial services industry and may materially and adversely affect the Company.
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
In particular, we may face the following risks in connection with volatility in the economic environment:
•Loan delinquencies could increase;
•Problem assets and foreclosures could increase;
•Demand for our products and services could decline; and
•Collateral for loans made by us, especially real estate, could decline in value, reducing customers' borrowing power, and reducing the value of assets and collateral associated with our loans.
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
In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Some of our competitors enjoy advantages, including more expansive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could materially adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.
The Company’s business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
Over the long term, we expect to continue to experience organic growth in loans and total assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to successfully execute our business strategies, which includes continuing to grow our loan portfolio. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet underwriting standards. In addition, we may consider the acquisition of other financial institutions and branches within or outside of our market area to the extent permitted by our regulators. The success of any such acquisition will depend on a number of factors, including our ability to integrate the acquired institutions or branches into the current operations of the Company; our ability to limit the outflow of deposits held by customers of the acquired institution or branch locations; our ability to control the incremental increase in noninterest expense arising from any acquisition; and our ability to retain and integrate the appropriate personnel of the acquired institution or branches. We believe we have the resources and internal systems in place to successfully achieve and manage our future growth. If we do not manage our growth effectively, we may not be able to achieve our business plan goals and our business and prospects could be harmed.
The Company may be adversely affected by technological advances.
Technological advances impact our business. The banking industry undergoes technological change with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success may depend, in part, on our ability to address the needs of our current and prospective customers by using technology to provide products and services that will satisfy demands for convenience, as well as to create additional efficiencies in operations.
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
Information systems are critical to our business as our business operations and interaction with customers are increasingly supported by electronic means. We use various technological systems to manage our customer relationships, general ledger, securities investments, deposits and loans. We rely on software, communication, and information exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other third-party vendors and their personnel.
Security breaches of our systems or the systems of third-parties on which we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our information, our employees’ information or our customers’ information. In addition, outside parties may attempt to fraudulently induce employees to disclose information in order to gain access to such confidential information. In July 2018, we fell victim to a phishing attack, which led to an unauthorized third-party gaining access to two employee email accounts. Although this incident did not result in a material loss of revenue, any future incidents, particularly of larger scope or longer duration, could damage our brand and reputation and result in a material loss of revenue. If an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose customers, and we could suffer significant legal and financial harm due to such events or in connection with remediation efforts and costs, investigation costs or penalties, litigation, regulatory and enforcement actions, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results. In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could have a significant impact on our financial and operating results.
We could be adversely affected by a failure in our internal controls.
A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort and resources to constantly strengthening our controls and ensuring compliance with complex accounting standards and banking regulations. However, these efforts may not be effective in preventing a breach in or failure of our controls.
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

We may become subject to claims and litigation pertaining to fiduciary responsibility.

We provide fiduciary services through OFA and Wheatland. From time to time, customers may make claims and take legal action with regard to the performance of our fiduciary responsibilities. Whether such claims and legal actions are founded or unfounded, if such claims or legal actions are not resolved in a manner favorable to us, the claims or related actions may result in significant financial expense and liability to us and/or adversely affect our reputation in the marketplace, as well as adversely impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Related to Mergers and Acquisitions

On October 1, 2018, we completed the acquisition of Mercersburg. On October 23, 2018, we announced the signing of a definitive agreement to acquire Hamilton Bancorp, Inc.

Growing by acquisition involves risks.

We intend to pursue a growth plan consistent with our business strategy, including growth by acquisition, as well as leveraging our existing branch network and adding new branch locations in current and future markets we choose to serve.

Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

There is no assurance when, or even if, our acquisition of Hamilton will be completed.
The merger agreement between the Company and Hamilton is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include:
•approval of the merger agreement and the merger by Hamilton shareholders;
•the receipt of required regulatory approvals;
•absence of orders prohibiting the completion of the merger;
•effectiveness of the registration statement filed by the Company to register the shares of our common stock to be issued to Hamilton shareholders in the merger;
•the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements; and
•the receipt by both parties of legal opinions from their respective tax counsels.
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
The mergers involve the integration of companies that previously operated independently with Orrstown. The difficulties of combining the companies’ operations include:
•integrating personnel with diverse business backgrounds;
•integrating departments, systems, operating procedures and information technologies;
•combining different corporate cultures;
•retaining existing customers and attracting new customers; and
•retaining key employees.
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
The Company may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with requirements may negatively impact our results of operations and financial condition. While the Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.
We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance. If there are bank or financial institution failures, the Company may be required to pay significantly higher premiums than the levels currently imposed or additional special assessments or taxes that could adversely affect earnings. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect the results of operations.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the ALL, the fair value of certain financial instruments, particularly securities, and goodwill and purchase accounting associated with acquisitions. While we have identified those accounting policies that we consider critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial condition and results of operations.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC and other regulatory bodies change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be operationally complex to implement and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, that will, effective on January 1, 2020, substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The update replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address this upcoming change to the treatment of credit expense and allowances. The final rule provides an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The impact of this final rule on the Company will depend on whether we elect to phase in the impact of the standard over a three-year period. The standard is likely to have a negative impact, potentially materially, to the allowance and capital at adoption in 2020; however, we are still evaluating the impact. It is also possible that our ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.
 The short-term and long-term impact of changing regulatory capital requirements and new capital rules is uncertain.
The Basel III Capital Rules have targeted higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital, as domestic and international bank regulatory agencies have sought to require financial institutions, including depository institutions, to maintain generally higher levels of capital. The application of more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, result in the need for additional capital, and result in regulatory actions if we were to be unable to comply with such requirements, including limitations on our ability to make distributions, including paying out dividends or buying back shares. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.
 Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.
As more fully described in Note 21, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data," of this Annual Report on Form 10-K, the allegations of Southeastern Pennsylvania Transportation Authority's ("SEPTA") second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the SEC. On September 27, 2016, the Company entered into a settlement agreement with the SEC resolving the investigation of accounting and related matters at the Company for the periods ended June 30, 2010 to December 31, 2011. As part of the settlement agreement, the Company agreed to pay a civil money penalty of $1 million. In February 2018, the Court issued an order continuing all case management deadlines for the completion of discovery, the filing of motions and various pre-trial conferences, until further order of the Court. Discovery in the case is ongoing.
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
The Parent Company is a holding company and depends on dividends, distributions and other payments from the Bank to fund dividend payments and stock repurchases, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to prohibit or reduce the flow of funds from it to us. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors, including its depositors.
The soundness of other financial institutions could adversely affect the Company.
Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we are required to maintain to support such growth.
Risks Related to Owning our Stock
If the Company wants, or is compelled, to raise additional capital in the future, that capital may not be available when it is needed or on terms favorable to current shareholders.
Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that, they believe, are necessary to support our business operations. At December 31, 2018, all four capital ratios for us and our banking subsidiary were above regulatory minimum levels to be deemed “well capitalized” under current bank regulatory guidelines. To be “well capitalized,” banks generally must maintain a tier 1 leverage ratio of at least 5.0%, CET1 capital ratio of 6.5%, Tier 1 risk-based capital ratio of at least 8.0%, and a total risk-based capital ratio of at least 10.0%. The phase-in implementation of the capital conservation buffer was completed on January 1, 2019, which essentially increased the aforementioned capital ratios by 2.5% .
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
The market price of our common stock is subject to volatility.
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

We own or lease other premises for use in conducting our business activities, including bank branches, an operations center, and offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania and Washington County, Maryland. We believe that the properties currently owned and leased are adequate for present levels of operation. We are constantly evaluating the best and most efficient mix of branch locations to service our customers due to evolving trends in our industry and increased engagement through digital channels.

ITEM 3 – LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 21, Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data."
In connection with the pending merger acquisition of Hamilton, on February 15, 2019, Orrstown filed with the SEC a proxy statement/prospectus dated February 8, 2019 (the “Proxy Statement/Prospectus”). The Proxy Statement/Prospectus is the proxy statement for Hamilton’s special meeting of stockholders (the “Special Meeting”) to be held on March 20, 2019 to vote on the approval of the merger, and is also Orrstown’s prospectus with respect to the shares of Orrstown’s common stock to be issued to Hamilton stockholders in the merger.
On March 5, 2019, Paul Parshall, a purported individual stockholder of Hamilton, filed, on behalf of himself and all of Hamilton’s stockholders other than the named defendants and their affiliates (the “Purported Class”), a derivative and putative class action complaint in the Circuit Court for Baltimore City, Maryland, captioned Paul Parshall v. Carol Coughlin et. al., naming each Hamilton director, Orrstown and Hamilton as defendants (the “Action”). The Action alleges, among other things, that Hamilton’s directors breached their fiduciary duties to the Purported Class in connection with the merger, and that the Proxy Statement/Prospectus omitted certain material information regarding the merger. Orrstown is alleged to have aided and abetted the Hamilton directors’ alleged breaches of their fiduciary duties. The Action seeks, among other remedies, to enjoin the merger or, in the event the merger is completed, rescission of the merger or rescissory damages; unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees. Orrstown believes that the lawsuit is without merit as there are substantial legal and factual defenses to the claims asserted and intends to vigorously defend the lawsuit. It is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “ORRF.” At the close of business on February 28, 2019, there were approximately 3,000 shareholders of record.
The Board declared cash dividends of $0.51 and $0.42 per common shares in 2018 and 2017, respectively. Our management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. Restrictions on the payment of dividends are discussed in Note 15, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." On January 23, 2019, the Board declared a cash dividend of $0.15 per common share, which was paid on February 11, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Company's equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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
No shares were repurchased from October 1, 2018 to December 31, 2018. At December 31, 2018, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share and the maximum number of shares that may yet be purchased under the plan is 333,275 shares.

PERFORMANCE GRAPH
The performance graph below compares the cumulative total shareholder return on our common stock with other indexes: the SNL index of banks with assets between $1 billion and $5 billion, the S&P 500 Index, and the NASDAQ Composite index. The graph assumes an investment of $100 on December 31, 2013 and reinvestment of dividends on the date of payment without commissions. Shareholder returns on our common stock are based upon trades on the NASDAQ Stock Market. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Orrstown Financial Services, Inc.	100.00	103.98	110.50	141.39	162.23	119.46
SNL Bank $1B-$5B Index	100.00	104.56	117.04	168.38	179.51	157.27
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
Source : S&P Global Market Intelligence © 2019
In accordance with the rules of the SEC, this section captioned “Performance Graph” shall not be incorporated by reference into any of our future filings made under the Exchange Act or the Securities Act. The Performance Graph and its accompanying table are not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.
Recent Sales of Unregistered Securities
The Company has not sold any equity securities within the past three years which were not registered under the Securities Act.

ITEM 6 – SELECTED FINANCIAL DATA

	At or For The Year Ended December 31,
(Dollars in thousands except per share information)	2018	2017	2016	2015	2014
Summary of Operations
Interest income	$64,837	$51,015	$41,962	$38,635	$38,183
Interest expense	13,467	7,644	5,417	4,301	4,159
Net interest income	51,370	43,371	36,545	34,334	34,024
Provision for loan losses	800	1,000	250	(603)	(3,900)
Net interest income after provision for loan losses	50,570	42,371	36,295	34,937	37,924
Investment securities gains	1,006	1,190	1,420	1,924	1,935
Noninterest income	20,848	19,197	18,319	17,254	16,919
Noninterest expenses	57,979	50,330	48,140	44,607	43,768
Income before income tax expense (benefit)	14,445	12,428	7,894	9,508	13,010
Income tax expense (benefit)	1,640	4,338	1,266	1,634	(16,132)
Net income	$12,805	$8,090	$6,628	$7,874	$29,142
Per Share Information
Basic earning per share	$1.53	$1.00	$0.82	$0.97	$3.59
Diluted earnings per share	1.50	0.98	0.81	0.97	3.59
Dividends paid per share	0.51	0.42	0.35	0.22	0.00
Book value at December 31	18.39	17.34	16.28	16.08	15.40
Weighted average shares outstanding – basic	8,359,703	8,070,472	8,059,412	8,106,438	8,110,344
Weighted average shares outstanding – diluted	8,536,697	8,226,261	8,145,456	8,141,600	8,116,054
Stock Price Statistics
Close	$18.21	$25.25	$22.40	$17.84	$17.00
High	27.05	26.95	23.75	18.45	17.50
Low	18.10	19.05	16.60	15.10	15.33
Price earnings ratio at close	11.9	25.3	27.3	18.4	4.7
Diluted price earnings ratio at close	12.1	25.8	27.7	18.4	4.7
Price to book at close	1.0	1.5	1.4	1.1	1.1
Year-End Information
Total assets	$1,934,388	$1,558,849	$1,414,504	$1,292,816	$1,190,443
Loans	1,247,657	1,010,012	883,391	781,713	704,946
Total investment securities	476,686	425,305	408,124	402,844	384,549
Deposits – noninterest-bearing	204,843	162,343	150,747	131,390	116,302
Deposits – interest-bearing	1,353,913	1,057,172	1,001,705	900,777	833,402
Total deposits	1,558,756	1,219,515	1,152,452	1,032,167	949,704
Repurchase agreements	9,069	43,576	35,864	29,156	21,742
Borrowed money	170,309	133,815	76,163	84,495	79,812
Total shareholders’ equity	173,433	144,765	134,859	133,061	127,265
Assets under management – market value	1,330,595	1,370,950	1,174,143	966,362	1,017,013
Financial Ratios
Average equity / average assets	8.75%	9.49%	10.41%	10.66%	8.63%
Return on average equity	8.56%	5.73%	4.80%	5.99%	28.78%
Return on average assets	0.75%	0.54%	0.50%	0.64%	2.48%

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
Overview
The results of our operations are highly dependent on economic conditions and market interest rates. The Company's profitability for the years ended December 31, 2018, 2017 and 2016 was influenced by its continued organic growth and ongoing expansion into targeted markets, the acquisition of Mercersburg, and a continued focus on maintaining strong asset quality. These and other matters are discussed more fully below.
Critical Accounting Estimates
The Company's consolidated financial statements are prepared in accordance with GAAP, and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Some of the more significant areas in which management of the Company applies critical assumptions and estimates include the following.
Accounting for credit losses — The loan portfolio is the largest asset on the consolidated balance sheets. The allowance for loan loss represents the amount that in management’s judgment appropriately reflects credit losses inherent in the loan portfolio at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating losses inherent in the loan portfolio, assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Historical loss trends are also considered, as are economic conditions, industry trends, portfolio trends and borrower-specific financial data. In accounting for loans acquired at a discount that is, in part, attributable to credit quality which are initially recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses, the cash flows expected at acquisition in excess of estimated fair value are recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result first in the recovery of any applicable allowance for credit losses and then in the recognition of additional interest income over the remaining lives of the loans. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which may result in adjustment of the allowance or, in the case of loans acquired at a discount, increases in interest income in future periods.

Valuation methodologies — Management applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as; most investment securities. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations, and capitalized servicing assets. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on our results of operations, financial condition or disclosures of fair value information. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income. Examples include investment securities, loan servicing rights, goodwill and core deposit and other intangible assets, among others.

Readers of the consolidated financial statements should be aware that the estimates and assumptions used in the Company’s current financial statements may need to be updated in future financial presentations for changes in circumstances, business or economic conditions in order to fairly represent the condition of the Company at that time.

Economic Climate, Inflation and Interest Rates
Preliminary annual real GDP growth for 2018 was 2.9%. This robust pace tied with 2015 for the strongest in over a decade. While the pace of U.S. economic growth was strong in 2018, growth peaked in the second quarter and has declined each quarter since. The positive impact of tax cuts and a significant increase in government spending appears to be fading. The Federal Reserve raised the Fed Funds rate four times in 2018 to the rate of 2.50% and has since announced that future interest rate increases are on hold. It remains to be seen if growth will return to the one to two percent range that persisted before the tax cuts and expansion of the federal deficit or if the economy will tip into recession. Credit spreads have recovered some of the widening they experienced late last year when the stock market entered correction territory. The unemployment rate recently increased as more of the population joined the work force, while inflation fell back from the Federal Reserve’s two percent target. The U.S. Treasury yield curve has inverted with two-year rates above five-year rates, as some market participants take out recession insurance.
The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. Inflationary pressures remain modest and there is great uncertainty about when or if inflation will increase and pressure interest rates to move higher.

As the Company’s balance sheet consists primarily of financial instruments, interest income and interest expense are greatly influenced by the level of interest rates and the slope of the yield curve. During 2016, interest rates were near all-time lows. The FRB raised the Fed Funds rate 25 basis points eight times between December of 2016 and December of 2018. The yield curve is currently flat with the ten-year U.S. Treasury yield less than 25 basis points above the Fed Funds rate. The Company has been able to grow its net interest income by $14,825,000 from 2016 to 2018, through the growth of loans and higher yielding securities in combination with slower increases in its funding costs. Competition for quality lending opportunities remains intense, which, together with a flattening yield curve, will continue to challenge our ability to grow our net interest margin and to leverage our overhead expenses.

Results of Operations
Summary
Earnings in 2018 reflected continuing increased interest income from expanding loan and investment portfolios in a rising rate environment, partially offset by increases in interest expense. In addition, the comparability of operating results for 2018 with 2017 have been impacted by the Mercersburg acquisition, which was completed on October 1, 2018 and added securities, loans and deposits totaling $7,352,000, $141,103,000 and $160,433,000, respectively.
The Company recorded net income of $12,805,000, $8,090,000 and $6,628,000 for 2018, 2017 and 2016. Diluted earnings per share totaled $1.50, $0.98 and $0.81 for 2018, 2017 and 2016.
Net interest income totaled $51,370,000, $43,371,000 and $36,545,000 for 2018, 2017 and 2016, principally reflecting our organic growth in loans from an expanded sales force and efforts to expand our geographic footprint while taking advantage of market opportunities. A higher interest rate environment each year contributed to increased yields on loans and investments, and, to a lesser extent, costs of interest-bearing liabilities.
Favorable historical charge-off data and management's emphasis on loan quality have positively impacted our results, as the allowance for loan losses increased moderately as loans have increased. The provision for loan losses totaled $800,000, $1,000,000 and $250,000 in 2018, 2017 and 2016.
Noninterest expenses totaled $57,979,000, $50,330,000 and $48,140,000 for 2018, 2017 and 2016. The changes in certain components of noninterest expenses between the years are reflective of the Company's focus on investing in additional talent and locations to better serve the needs of our customers and continuing efforts to develop new relationships by taking advantage of market opportunities created by consolidation of other banks. Salaries and employee benefits expense increased $3,775,000 from 2016 to 2017 and $2,379,000 from 2017 to 2018. Occupancy and furniture and fixture costs increased $414,000 from 2016 to 2017 and $923,000 from 2017 to 2018 as new branch locations were opened. In 2018, the Company incurred $3,197,000 in pretax expense for merger related activity.
Income tax expense totaled $1,640,000, $4,338,000 and $1,266,000 for 2018, 2017 and 2016, or an effective tax rate of 11.4%, 34.9% and 16.0% respectively. In 2017, we remeasured our net deferred tax asset due to the enactment of the Tax Act in December 2017. The Tax Act lowered our statutory tax rate from 34% to 21% effective January 1, 2018. Remeasurement of our net deferred tax asset at the lower rate resulted in an expense of $2,635,000, which is included in total tax expense for 2017.

Net Interest Income
Net interest income is the primary component of the Company's revenue. Interest-earning assets include loans, securities and federal funds sold. Interest-bearing liabilities include deposits and borrowed funds.
Net interest income is affected by changes in interest rates, volumes of interest-earning assets and interest-bearing liabilities, and the composition of those assets and liabilities. “Net interest spread” and “net interest margin” are two common statistics related to changes in net interest income. The net interest spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning asset balances. Through the use of noninterest-bearing demand deposits and shareholders' equity, the net interest margin exceeds the net interest spread, as these funding sources are noninterest-bearing.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is affected by changes in the prime interest rate. In 2016, the prime rate was at 3.50% until it increased 25 basis points in December to end the year at 3.75%. During 2017, the prime rate increased 25 basis points in each of March, June and December to end the year at 4.50%. And in 2018, the prime rate continued to rise with 25 point increases in each of March, June, September and December, ending the year at 5.50%.

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
Net interest income totaled $51,370,000, $43,371,000 and $36,545,000 in 2018, 2017 and 2016. The following table presents net interest income, net interest spread and net interest margin on a taxable-equivalent basis for 2018, 2017 and 2016. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal corporate tax rate for 2018 and 34% for 2017 and 2016, reflecting our statutory tax rates for those years. The lower rate in 2018 reflects tax law changes to our statutory tax rate effective January 1, 2018.

	2018			2017			2016
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold and interest-bearing bank balances	$16,442	$327	1.99%	$15,487	$218	1.41%	$31,452	$208	0.66%
Taxable securities	359,852	10,858	3.02	326,900	7,478	2.29	303,124	6,012	1.98
Tax-exempt securities	119,665	4,873	4.07	93,683	4,748	5.07	57,231	2,767	4.83
Total securities	479,517	15,731	3.28	420,583	12,226	2.91	360,355	8,779	2.44
Taxable loans	1,053,308	48,321	4.59	893,555	38,568	4.32	774,984	32,036	4.13
Tax-exempt loans	47,318	1,875	3.96	50,797	2,450	4.82	58,281	2,848	4.89
Total loans	1,100,626	50,196	4.56	944,352	41,018	4.34	833,265	34,884	4.19
Total interest-earning assets	1,596,585	66,254	4.15	1,380,422	53,462	3.87	1,225,072	43,871	3.58
Cash and due from banks	18,951			20,391			20,803
Bank premises and equipment	35,399			35,055			31,413
Other assets	72,960			65,293			61,391
Allowance for loan losses	(13,298)			(12,738)			(13,529)
Total	$1,710,597			$1,488,423			$1,325,150
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$767,863	4,924	0.64	$648,174	2,148	0.33	$565,524	1,195	0.21
Savings deposits	102,189	159	0.16	94,815	150	0.16	90,272	144	0.16
Time deposits	324,118	5,102	1.57	292,616	3,836	1.31	289,574	3,472	1.20
Short-term borrowings	81,172	1,577	1.94	97,814	784	0.80	56,387	187	0.33
Long-term debt	83,640	1,632	1.95	36,336	726	2.00	24,335	419	1.72
Subordinated notes	1,139	73	6.41	0	0	0.00	0	0	0.00
Total interest-bearing liabilities	1,360,121	13,467	0.99	1,169,755	7,644	0.65	1,026,092	5,417	0.53
Noninterest-bearing demand deposits	183,387			161,917			147,473
Other	17,427			15,450			13,612
Total Liabilities	1,560,935			1,347,122			1,187,177
Shareholders’ Equity	149,662			141,301			137,973
Total	$1,710,597			$1,488,423			$1,325,150
Taxable-equivalent net interest income / net interest spread		52,787	3.16%		45,818	3.22%		38,454	3.05%
Taxable-equivalent net interest margin			3.31%			3.32%			3.14%
Taxable-equivalent adjustment		(1,417)			(2,447)			(1,909)
Net interest income		$51,370			$43,371			$36,545

Note:	Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and 34% in 2017 and 2016. For yield calculation purposes, nonaccruing loans are included in the average loan balance.

The following table presents changes in net interest income on a taxable-equivalent basis for 2018, 2017 and 2016 by rate and volume components.

	2018 Versus 2017 Increase (Decrease) Due to Change in			2017 Versus 2016 Increase (Decrease) Due to Change in
(Dollars in thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest Income
Federal funds sold and interest-bearing bank balances	$13	$96	$109	$(106)	$116	$10
Taxable securities	754	2,626	3,380	472	994	1,466
Tax-exempt securities	1,317	(1,192)	125	1,762	219	1,981
Taxable loans	6,895	2,858	9,753	4,901	1,631	6,532
Tax-exempt loans	(168)	(407)	(575)	(366)	(32)	(398)
Total interest income	8,811	3,981	12,792	6,663	2,928	9,591
Interest Expense
Interest-bearing demand deposits	397	2,379	2,776	175	778	953
Savings deposits	12	(3)	9	7	(1)	6
Time deposits	413	853	1,266	36	328	364
Short-term borrowings	(133)	926	793	137	460	597
Long-term debt	945	(39)	906	207	100	307
Subordinated notes	73	0	73	0	0	0
Total interest expense	1,707	4,116	5,823	562	1,665	2,227
Net Interest Income	$7,104	$(135)	$6,969	$6,101	$1,263	$7,364

Note:	The change attributed to volume is calculated by taking the average change in average balance times the prior year's average rate and the remainder is attributable to rate.
2018 versus 2017
In 2018, net interest income increased $7,999,000, or 18.4%, compared with 2017. Net interest income for 2018 on a taxable-equivalent basis increased $6,969,000, or 15.2%, compared with 2017. The Company’s net interest spread decreased 6 basis point to 3.16% for 2018 compared with 2017. Taxable-equivalent yields on interest-earning assets and costs of interest-bearing liabilities both increased from 2017 to 2018, reflecting the increased interest rate environment between years. Other factors impacting the comparison of taxable-equivalent yields between 2017 and 2018 included the effect of purchase accounting related to the Mercersburg acquisition; the Company's gradual increase in rates paid on interest-bearing deposits in response to market demand; and the change in our statutory tax rate.
Interest income on a taxable-equivalent basis on loans increased $9,178,000, or 22.4%, from 2017 to 2018. The increase resulted from an increase in both average loan volume and yield, with average loans increasing $156,274,000, or 16.5%, and yield increasing 22 basis points from 4.34% in 2017 to 4.56% in 2018. The Company's geographic expansion and sales efforts with additional loan officers continued to drive loan growth in 2018 across most loan classes. Increases in prime lending rates during the year contributed to the increased yield, but a flattened yield curve partially offset the benefit of the rate increases. Accretion of purchase accounting adjustments in connection with the Mercersburg acquisition increased 2018 interest income by $335,000.
Interest income earned on a taxable-equivalent basis on securities increased $3,505,000, or 28.7%, from 2017 to 2018, with both average volume and yield increasing. Average securities increased $58,934,000, or 14.0%, and yield increased from 2.91% in 2017 to 3.28% in 2018. Contributing to the increase in interest income on securities was the higher rate environment in 2018 and strategic moves within the portfolio as the interest rate environment changed.
Interest expense on deposits and borrowings increased $5,823,000 from 2017 to 2018, as the average balance of interest-bearing liabilities increased $190,366,000, or 16.3%.
Our ability to attract new deposits in all categories, but in particular interest-bearing demand deposits, resulted in an increase in average interest-bearing deposits totaling $119,689,000, or 18.5%, in 2018. Interest expense for these deposits increased $2,776,000, with the cost of funds increasing from 0.33% in 2017 to 0.64% in 2018. Generally, the Company increased rates paid on interest-bearing deposits in 2018 in response to market conditions, but at a slower pace than yields earned on interest-earning assets.
We also increased our short-term and long-term borrowings in 2018 to partially fund loan and investment portfolio growth. In late 2018, we issued $32,500,000 in aggregate principal amount of subordinated notes, the proceeds of which were designated for the cash portion of merger and acquisition activity and for general corporate purposes. Borrowings generally have higher interest rates associated with them than interest-bearing deposits. Interest expense on all borrowings increased $1,772,000 in 2018, with average balances decreasing $16,642,000 for short-term borrowings while long-term borrowings increased $47,304,000 as the Company responded to the changing interest rate environment. The average rate paid on short-term borrowings increased from 0.80% in 2017 to 1.94% in 2018 and the average rate paid on long-term borrowings decreased from 2.00%  in 2017 to 1.95% in 2018.
2017 versus 2016
In 2017, net interest income increased $6,826,000, or 18.6%, compared with 2016. Net interest income for 2017 on a taxable-equivalent basis increased $7,364,000, or 19.2%, compared with 2016.
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
Interest expense on deposits and borrowings increased $2,227,000 from 2016 to 2017, as the average balance of interest-bearing liabilities increased $143,663,000, or 14.00%. Generally, the cost of interest-bearing liabilities increased at a slower pace than yields earned on interest-earning assets in 2017, as the market for interest-bearing liabilities was initially slower to respond to interest rate changes.
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

Provision for Loan Losses
The Company recorded a provision for loan losses of $800,000, $1,000,000 and $250,000 in 2018, 2017, and 2016. In calculating the provision for loan losses, both quantitative and qualitative factors, including the Company's favorable historical charge-off data and stable economic and market conditions, were considered in the determination of the adequacy of the ALL. Net charge-offs and loan growth resulted in the determination that a provision expense was required in 2018, 2017 and 2016. The provision expense in 2017 principally reflected a charge-off on one commercial loan that was downgraded to nonaccrual status in the fourth quarter.
See further discussion in the “Asset Quality” and “Credit Risk Management” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income
The following table compares noninterest income for 2018, 2017 and 2016.

(Dollars in thousands)	2018	2017	2016	$ Change		% Change
				2018-2017	2017-2016	2018-2017	2017-2016

Service charges on deposit accounts	$6,054	$5,675	$5,445	$379	$230	6.7%	4.2%
Other service charges, commissions and fees	1,737	1,008	994	729	14	72.3%	1.4%
Trust and investment management income	6,576	6,400	5,091	176	1,309	2.8%	25.7%
Brokerage income	2,035	1,896	1,933	139	(37)	7.3%	(1.9)%
Mortgage banking activities	2,663	2,919	3,412	(256)	(493)	(8.8)%	(14.4)%
Income from life insurance	1,463	1,109	1,099	354	10	31.9%	0.9%
Other income	320	190	345	130	(155)	68.4%	(44.9)%
Subtotal before securities gains	20,848	19,197	18,319	1,651	878	8.6%	4.8%
Investment securities gains	1,006	1,190	1,420	(184)	(230)	(15.5)%	(16.2)%
Total noninterest income	$21,854	$20,387	$19,739	$1,467	$648	7.2%	3.3%
2018 versus 2017
Noninterest income increased $1,467,000 from 2017 to 2018. In addition to the impact of the Mercersburg acquisition, the following were significant factors to that net increase.
•Service charges on deposit accounts continued to increase in 2018 as a result of new product offerings and increased activity associated with deposit growth.
•Other service charges, commissions and fees in 2018 included additional gains on SBA loan sales and an increase in loan transaction fees.
•Trust department income increased more modestly in 2018 than in 2017, reflecting a reduction in fee income in the latter part of 2018 as financial markets declined.
•The decrease in mortgage banking activities reflects a combination of overall decreased refinance activity as interest rates increased and a shortage of available housing inventory during the year.
•Income from life insurance increased principally due to death benefit proceeds.
•In both 2018 and 2017, asset/liability management strategies resulted in net gains on sales of securities, as market conditions presented opportunities to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.
2017 versus 2016
Noninterest income increased $648,000 from 2016 to 2017. The following factors contributed to that net increase.
•Service charges on deposit accounts continued to increase in 2017 as a result of new product offerings and increased activity associated with deposit growth.
•Increased trust department income was realized throughout 2017 from favorable market conditions and the addition of an office in Berks County, Pennsylvania. Wheatland, which was acquired in December 2016, contributed approximately 39% of this increased revenue category in 2017.
•The decrease in mortgage banking activities reflects a combination of overall decreased refinance activity as interest rates have increased, some slight compression in sales profit margins that the Company has experienced and the portion of mortgage production retained for the Company's loan portfolio.
•Other income decreased in 2017 principally due to lower gains on sales of other real estate owned.
•In both 2017 and 2016, asset/liability management strategies resulted in net gains on sales of securities, as market and interest rate conditions presented opportunities to accelerate earnings on securities, while meeting funding requirements of the Company. In 2017, the Company repositioned a part of its investment portfolio at a gain to improve responsiveness of the portfolio to increases in short-term interest rates.

Noninterest Expenses
The following table compares noninterest expenses for 2018, 2017 and 2016.

				$ Change		% Change
(Dollars in thousands)	2018	2017	2016	2018-2017	2017-2016	2018-2017	2017-2016

Salaries and employee benefits	$32,524	$30,145	$26,370	$2,379	$3,775	7.9%	14.3%
Occupancy	3,084	2,806	2,491	278	315	9.9%	12.6%
Furniture and equipment	4,079	3,434	3,335	645	99	18.8%	3.0%
Data processing	2,674	2,271	2,378	403	(107)	17.7%	(4.5)%
Telephone and communication	753	647	740	106	(93)	16.4%	(12.6)%
Automated teller machine and interchange fees	806	767	748	39	19	5.1%	2.5%
Advertising and bank promotions	1,592	1,600	1,717	(8)	(117)	(0.5)%	(6.8)%
FDIC insurance	681	606	775	75	(169)	12.4%	(21.8)%
Legal	413	802	850	(389)	(48)	(48.5)%	(5.6)%
Other professional services	1,434	1,571	1,332	(137)	239	(8.7)%	17.9%
Directors' compensation	984	996	969	(12)	27	(1.2)%	2.8%
Real estate owned	97	69	239	28	(170)	40.6%	(71.1)%
Taxes other than income	1,012	866	767	146	99	16.9%	12.9%
Intangible asset amortization	286	102	99	184	3	180.4%	3.0%
Regulatory settlement	0	0	1,000	0	(1,000)	0.0%	(100.0)%
Merger related	3,197	0	0	3,197	0	0.0%	0.0%
Other operating expenses	4,363	3,648	4,330	715	(682)	19.6%	(15.8)%
Total noninterest expenses	$57,979	$50,330	$48,140	$7,649	$2,190	15.2%	4.5%

2018 versus 2017
Noninterest expenses increased $7,649,000 from 2017 to 2018. In addition to the impact of the Mercersburg acquisition, the following were significant factors to that net increase.
•The salaries and employee benefits increase includes the impact in 2018 of additional employees, including new customer-facing employees in new branches in targeted expansion markets and others that were hired throughout 2017 and 2018. Higher costs in 2018 also include annual merit increases awarded in 2018 and incentive compensation increases, additional share-based awards granted in 2017, net of the benefit of forfeitures, and increased medical costs for the expanded workforce. Medical costs in 2018 benefited from reduced claim activity from that experienced in 2017.
•Occupancy and furniture and equipment expenses reflect a full period of expense for new facilities opened in 2017 and 2018, principally in Lancaster County, Pennsylvania.
•The Company incurred certain indemnification costs, totaling $645,000, which is included in legal fees, with several professional service providers in 2017 in connection with previously disclosed outstanding litigation. Indemnification costs incurred in 2018 were not material. Additional costs may be incurred as the litigation progresses.
•Intangible asset amortization increased due to the core deposit intangible recorded in the Mercersburg acquisition.
•Merger related costs were principally for investment banking and legal and consulting fees for the Mercersburg acquisition.
•Other line items within noninterest expenses are generally attributable to normal fluctuations in the conduct of business.

2017 versus 2016
Noninterest expenses increased $2,190,000 from 2016 to 2017. The following factors contributed to that net increase.
•The salaries and employee benefits increase includes the impact in 2017 of additional employees, including new customer-facing employees in targeted expansion markets, throughout 2016 and 2017. Higher costs in 2017 also include annual merit increases awarded in 2017, increased medical benefit costs for the expanded workforce and increased claim activity, incentive compensation increases and additional share-based awards granted in 2017.
•Occupancy and furniture and equipment expenses reflect a full period of expense for new facilities acquired in 2016 in Berks, Cumberland, Dauphin and Lancaster Counties, Pennsylvania, as well as increases attributable to new facilities acquired in 2017 in Lancaster County, Pennsylvania.
•Advertising and bank promotion expense in 2016 included higher expenses related to expansion activities.
•The FDIC reached its 1.15% of insured funds target in June 2016, resulting in lower assessments. FDIC insurance expense in 2017 benefited from that lower assessment applied to our increased deposit base.
•Resolution of the SEC administrative proceedings in 2016 generally resulted in lower legal fees incurred in 2017. However, the Company incurred certain indemnification costs totaling $645,000, which is included in legal fees, with several professional service providers in 2017 in connection with previously disclosed outstanding litigation. Additional costs may be incurred as the litigation progresses.
•In 2016, the Company agreed to pay a $1,000,000 civil money penalty to the SEC to settle administrative proceedings.
•Principal contributors to lower other operating expenses in 2017 were decreases in provision expense for off-balance sheet reserves on loans that have been committed to borrowers, but not funded, resulting from changes in qualitative factors similar to those used in the determination of the provision for loan losses, and reduced consumer fraud expenses.
•Other line items within noninterest expenses are generally attributable to normal fluctuations in the conduct of business.

Income Taxes
Income tax expense totaled $1,640,000, $4,338,000 and $1,266,000 for 2018, 2017 and 2016. As described more fully in Note 7, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," due to tax reform enacted in 2017, the Company was required to remeasure its net deferred tax asset and incurred a tax expense of $2,635,000, which is included in total tax expense for 2017.
Note 7 also includes a reconciliation of our federal statutory tax rate to our effective tax rate, which is a meaningful comparison between years and measures income tax expense as a percentage of pretax income. The effective tax rate for 2018 was 11.4% compared with 34.9% for 2017 and 16.0% for 2016. Generally, our effective tax rate is lower than the federal statutory tax rate principally due to nontaxable interest income earned on tax-free loans and securities and income from life insurance policies, offset partially by nondeductible expenses. In 2017, our higher effective tax rate was principally impacted by the tax expense incurred due to enacted tax reform. Our statutory federal tax rate was 21% in 2018 and 34% in 2017 and 2016. In 2016, the Company changed its statutory federal tax rate from 35% to 34% to reflect its assessment that it would not be in the higher tax bracket and recognized increased tax expense totaling $185,000 related to the application of the new rate to existing deferred balances.
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
The Company’s securities available for sale portfolio includes debt investments that are subject to varying degrees of credit and market risks, which arise from general market conditions, and factors impacting specific industries, as well as news that may impact specific issues. Management monitors its debt securities, using various indicators in determining whether a debt security is other-than-temporarily impaired, including the extent of time the security has been in an unrealized loss position, and the extent of the unrealized loss. In addition, management assesses whether it is likely the Company will have to sell the security prior to recovery, or if it is able to hold the security until the price recovers. For those debt securities in which management concludes the security is other-than-temporarily impaired, it recognizes the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Given the strong asset quality of the debt security portfolio, the Company did not record any other-than-temporary impairment expense in 2018, 2017 or 2016.
The following table summarizes fair value of securities available for sale at December 31.

(Dollars in thousands)	2018	2017	2016

U.S. Government Agencies	$0	$0	$39,592
States and political subdivisions	145,004	159,458	164,282
GSE residential mortgage-backed securities	0	49,530	116,944
GSE residential CMOs	108,064	111,119	69,383
GSE commercial CMOs	0	0	4,856
Private label residential CMOs	143	1,003	5,006
Private label commercial CMOs	75,045	7,653	0
Asset-backed and other	137,588	86,545	91
Total debt securities	$465,844	$415,308	$400,154
The Company increased its investment portfolio in 2018, with the average balance of securities increasing from $420,583,000 for the year ended December 31, 2017 to $479,517,000 for the year ended December 31, 2018.
In early 2017, the Company liquidated its U.S. Government Agencies investments in anticipation of a flattening yield curve, with funds reinvested in fixed rate CMOs. The Company also took advantage of historically wide spreads and higher interest rates to add modestly to its holdings of longer-term fixed rate securities issued by states and political subdivisions. In the second half of 2017, the Company reduced its holdings of seasoned GSE residential mortgage-backed securities and intermediate maturity taxable securities issued by states and political subdivisions and reinvested the proceeds in floating rate asset-backed securities in anticipation of further increases in short-term interest rates. Investment in asset-backed securities continued in 2018.
Asset-backed securities and CMOs provide monthly cash flows that may be used, in part, to meet anticipated loan demand in 2019, as management anticipates the loan portfolio will continue to grow.

The following table shows the maturities of investment securities at book value at December 31, 2018, and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 21% federal income tax rate.

(Dollars in thousands)	Within 1 year	After 1 year but within 5 years	After 5 years but within 10 years	After 10 years	Total
States and political subdivisions
Book value	$799	$2,531	$37,168	$104,098	$144,596
Yield	1.79%	2.49%	3.42%	4.09%	3.88%
Average maturity (years)	0.4	2.6	8.7	17.0	14.5
GSE residential CMOs
Book value	$0	$0	$0	$110,421	$110,421
Yield	0.00%	0.00%	0.00%	2.54%	2.54%
Average maturity (years)	0.0	0.0	0.0	27.6	27.6
Private label residential CMOs
Book value	$0	$0	$0	$144	$144
Yield	0.00%	0.00%	0.00%	2.30%	2.30%
Average maturity (years)	0.0	0.0	0.0	17.1	17.1
Private label commercial CMOs
Book value	$0	$0	$4,013	$71,898	$75,911
Yield	0.00%	0.00%	3.19%	3.10%	3.10%
Average maturity (years)	0.0	0.0	6.5	18.8	18.1
Asset-backed and other
Book value	$0	$0	$12,341	$126,194	$138,535
Yield	0.00%	0.00%	4.03%	3.22%	3.29%
Average maturity (years)	0.0	0.0	6.8	22.7	21.3
Total
Book value	$799	$2,531	$53,522	$412,755	$469,607
Yield	1.79%	2.49%	3.54%	3.24%	3.26%
Average maturity (years)	0.4	2.9	8.1	21.9	20.2
The average maturity is based on the contractual terms of the debt or mortgage-backed securities, and does not factor in required repayments or anticipated prepayments. At December 31, 2018, the weighted average estimated life is 7.9 years for mortgage-backed and CMO securities, and 4.4 years for asset-backed securities, based on current interest rates and anticipated prepayment speeds.
Loan Portfolio
The Company offers a variety of products to meet the credit needs of its borrowers, principally commercial real estate loans, commercial and industrial loans, and retail loans consisting of loans secured by residential properties, and to a lesser extent, installment loans. No loans are extended to non-domestic borrowers or governments.
Generally, we are permitted under applicable law to make loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of total capital and the ALL. The Company’s legal lending limit to one borrower was $26,000,000 at December 31, 2018. No borrower had an outstanding exposure exceeding the limit at year-end.
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

The following table presents the loan portfolio, excluding residential LHFS, by segments and classes at December 31.

(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial real estate:
Owner-occupied	$129,650	$116,811	$112,295	$103,578	$100,859
Non-owner occupied	252,794	244,491	206,358	145,401	144,301
Multi-family	78,933	53,634	47,681	35,109	27,531
Non-owner occupied residential	100,367	77,980	62,533	54,175	49,315
Acquisition and development:
1-4 family residential construction	7,385	11,730	4,663	9,364	5,924
Commercial and land development	42,051	19,251	26,085	41,339	24,237
Commercial and industrial	160,964	115,663	88,465	73,625	48,995
Municipal	50,982	42,065	53,741	57,511	61,191
Residential mortgage:
First lien	235,296	162,509	139,851	126,022	126,491
Home equity – term	12,208	11,784	14,248	17,337	20,845
Home equity – lines of credit	143,616	132,192	120,353	110,731	89,366
Installment and other loans	33,411	21,902	7,118	7,521	5,891
Total loans (1)	$1,247,657	$1,010,012	$883,391	$781,713	$704,946
(1) Includes $135,009,000 of acquired loans as of December 31, 2018.
The loan portfolio at December 31, 2018 increased $237,645,000, or 23.5%, from December 31, 2017, with approximately 55% of the increase attributable to acquired loans. The Mercersburg acquisition increased the loan portfolio, principally in the residential mortgage - first lien, commercial and industrial, and commercial real estate - owner occupied classes. The Company's organic growth occurred in both core and newer markets, such as Lancaster County, Pennsylvania, principally in commercial real estate; acquisition and development loans as the need for new construction financing has increased in the market; and in commercial and industrial loans and installment and other loans as we focused on increasing diversification in the portfolio. The growth in installment and other loans in 2017 and 2018 was principally attributable to purchased automobile financing loans at higher returns than comparable cash flows in the investment portfolio.

Competition for new business opportunities remains strong, which may temper loan growth in future quarters.
In addition to monitoring our loan portfolio by loan class as noted above, we also monitor concentrations by industry. The Bank’s lending policy defines an industry concentration as one that exceeds 25% of the Bank’s total risk-based capital ("RBC"). One industry met this criteria at December 31, 2018.

(Dollars in thousands)	Balance	% of Total Loans	% of Total RBC
Office space	$81,325	6.5%	45.7%

The following table presents expected maturities of certain loan classes by fixed rate or adjustable rate categories at December 31, 2018.

	Due In
(Dollars in thousands)	One Year or Less	One Year Through Five Years	After Five Years	Total
Acquisition and development:
1-4 family residential construction
Fixed rate	$1,551	$0	$1,625	$3,176
Adjustable and floating rate	3,479	0	730	4,209
	5,030	0	2,355	7,385
Commercial and land development
Fixed rate	1,819	485	22,315	24,619
Adjustable and floating rate	3,771	1,295	12,366	17,432
	5,590	1,780	34,681	42,051
Commercial and industrial
Fixed rate	2,075	43,823	14,744	60,642
Adjustable and floating rate	71,325	14,217	14,780	100,322
	73,400	58,040	29,524	160,964
	$84,020	$59,820	$66,560	$210,400
The final maturity is used in the determination of maturity of acquisition and development loans that convert from construction to permanent status. Variable rate loans shown above include semi-fixed loans that contractually will adjust with prime or LIBOR after the interest lock period, which may be up to 10 years. At December 31, 2018, these semi-fixed loans totaled $23,626,000.
Asset Quality
Risk Elements
The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is managed through our underwriting standards, on-going credit reviews, and monitoring of asset quality measures. Additionally, loan portfolio diversification, which limits exposure to a single industry or borrower, and collateral requirements also mitigate our risk of credit loss.

The following table presents the Company’s risk elements and relevant asset quality ratios at December 31.

(Dollars in thousands)	2018	2017	2016	2015	2014

Nonaccrual loans (cash basis)	$5,165	$9,843	$7,043	$16,557	$14,432
OREO	130	961	346	710	932
Total nonperforming assets	5,295	10,804	7,389	17,267	15,364
Restructured loans still accruing	1,132	1,183	930	793	1,100
Loans past due 90 days or more and still accruing	57	0	0	24	0
Total nonperforming and other risk assets	$6,484	$11,987	$8,319	$18,084	$16,464

Loans 30-89 days past due	$5,186	$5,277	$1,218	$2,532	$1,612
Asset quality ratios:
Total nonperforming loans to total loans	0.41%	0.97%	0.80%	2.12%	2.05%
Total nonperforming assets to total assets	0.27%	0.69%	0.52%	1.34%	1.29%
Total nonperforming assets to total loans and OREO	0.42%	1.07%	0.84%	2.21%	2.18%
Total risk assets to total loans and OREO	0.52%	1.19%	0.94%	2.31%	2.33%
Total risk assets to total assets	0.34%	0.77%	0.59%	1.40%	1.38%
Allowance for loan losses to total loans	1.12%	1.27%	1.45%	1.74%	2.09%
Allowance for loan losses to nonperforming loans	271.33%	130.00%	181.39%	81.95%	102.18%
Allowance for loan losses to nonperforming loans and restructured loans still accruing	222.55%	116.05%	160.23%	78.20%	94.95%
The following table provides detail of impaired loans at December 31, 2018 and 2017.

	2018			2017
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,841	$39	$1,880	$1,185	$52	$1,237
Non-owner occupied	0	0	0	4,065	0	4,065
Multi-family	131	0	131	165	0	165
Non-owner occupied residential	309	0	309	381	0	381
Acquisition and development
1-4 family residential construction	0	0	0	492	0	492
Commercial and industrial	286	0	286	350	0	350
Residential mortgage:
First lien	1,808	1,069	2,877	2,734	1,102	3,836
Home equity – term	16	0	16	22	0	22
Home equity – lines of credit	774	24	798	438	29	467
Installment and other loans	0	0	0	11	0	11
	$5,165	$1,132	$6,297	$9,843	$1,183	$11,026
Nonperforming assets include nonaccrual loans and foreclosed real estate. Risk assets, which incorporate nonperforming assets and restructured and loans past due 90 days or more and still accruing, totaled $6,484,000 at December 31, 2018, a decrease of $5,503,000 or 45.9%, from $11,987,000 at December 31, 2017. Nonaccrual loans totaled $5,165,000 at December 31, 2018, a decrease of $4,678,000 from December 31, 2017. One commercial loan, downgraded to nonaccrual status in the fourth quarter of 2017 and paid off in the second quarter of 2018, was the principal driver of the change. The change in nonaccrual loan amounts also impacted other asset quality ratios detailed above. The overall reduction of risk assets and nonaccrual loans from December 31, 2015 to December 31, 2016 was due principally to the sale of a loan with a carrying balance of $5,946,000 to a third party. Cash proceeds totaled $5,100,000 with the $846,000 difference recorded as a charge-off to the ALL in 2016.

The ALL totaled $14,014,000 at December 31, 2018, a $1,218,000 increase from $12,796,000 at December 31, 2017, resulting from net recoveries of $418,000 and a provision for loan losses of $800,000 for 2018. The ALL is lower as a percentage of the total loan portfolio at December 31, 2018 than in prior years, reflecting in part purchase accounting adjustments for impaired loans acquired from Mercersburg. Management believes its coverage ratios are adequate for the risk profile of the loan portfolio given ongoing monitoring of the portfolio and its quantitative and qualitative analysis performed at December 31, 2018. As new information is learned about borrowers or updated appraisals on real estate with lower fair values are obtained, the Company may continue to experience additional impaired loans.
For the years ended December 31, 2018, 2017, and 2016 recoveries of $882,000, $287,000 and $679,000 were credited to the ALL. These recoveries on previously charged-off relationships are the result of successful loan monitoring and workout solutions. Recoveries are difficult to predict, and any additional recoveries that the Company receives will be used to replenish the ALL. Recoveries favorably impact historical charge-off factors, and contribute to changes in the quantitative as well as qualitative factors used in our allowance adequacy analysis. However, as the loan portfolio continues to grow, future provisions for loan losses may result.
The Company takes partial charge-offs on collateral-dependent loans when carrying value exceeds estimated fair value, as determined by the most recent appraisal adjusted for current (within the quarter) conditions, less costs to dispose. Impairment reserves remain in place if updated appraisals are pending, and represent management’s estimate of potential loss.
The following table presents exposure to relationships with an impaired loan balance, partial charge-offs taken to date and specific reserves established on the relationships at December 31, 2018 and 2017. Of the relationships deemed to be impaired at December 31, 2018, none had a recorded balance in excess of $1,000,000 and 64 relationships, comprising 76.4% of the total impaired balances, had recorded balances of less than $250,000.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
December 31, 2018
Relationships greater than $500,000 but less than $1,000,000	1	$810	$17	$0
Relationships greater than $250,000 but less than $500,000	2	673	0	0
Relationships less than $250,000	64	4,814	873	38
	67	$6,297	$890	$38
December 31, 2017
Relationships greater than $1,000,000	1	$4,065	$791	$0
Relationships greater than $500,000 but less than $1,000,000	1	518	145	0
Relationships greater than $250,000 but less than $500,000	4	1,501	120	0
Relationships less than $250,000	62	4,942	1,160	51
	68	$11,026	$2,216	$51
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at December 31, 2018. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s foreclosed real estate balance consisted of one commercial property totaling $130,000 at December 31, 2018. The Company believes the value of foreclosed real estate represents its fair value, but if the real estate values decline, additional charges may be needed. During 2018, no expense was recorded for writedown of other real estate owned properties.

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
The following table summarizes the Company’s internal risk ratings at December 31.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2018
Commercial real estate:
Owner-occupied	$121,903	$3,024	$987	$1,880	$0	$1,856	$129,650
Non-owner occupied	242,136	10,008	0	0	0	650	252,794
Multi-family	71,482	5,886	717	131	0	717	78,933
Non-owner occupied residential	98,125	736	1,197	309	0	0	100,367
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,251	25	583	0	0	192	42,051
Commercial and industrial	150,286	2,278	2,940	286	0	5,174	160,964
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	229,436	0	0	2,877	0	2,983	235,296
Home equity – term	12,170	0	0	16	0	22	12,208
Home equity – lines of credit	142,638	165	15	798	0	0	143,616
Installment and other loans	33,229	15	1	0	0	166	33,411
	$1,201,023	$22,137	$6,440	$6,297	$0	$11,760	$1,247,657

December 31, 2017
Commercial real estate:
Owner-occupied	$113,240	$413	$1,921	$1,237	$0	$0	$116,811
Non-owner occupied	235,919	0	4,507	4,065	0	0	244,491
Multi-family	48,603	4,113	753	165	0	0	53,634
Non-owner occupied residential	76,373	142	1,084	381	0	0	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	492	0	0	11,730
Commercial and land development	18,635	5	611	0	0	0	19,251
Commercial and industrial	113,162	2,151	0	350	0	0	115,663
Municipal	42,065	0	0	0	0	0	42,065
Residential mortgage:
First lien	158,673	0	0	3,836	0	0	162,509
Home equity – term	11,762	0	0	22	0	0	11,784
Home equity – lines of credit	131,585	80	60	467	0	0	132,192
Installment and other loans	21,891	0	0	11	0	0	21,902
	$983,146	$6,904	$8,936	$11,026	$0	$0	$1,010,012

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

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2018
Commercial real estate:
Owner-occupied	$1,495	$2	$156
Non-owner occupied	1,842	0	236
Multi-family	148	0	20
Non-owner occupied residential	346	0	36
Acquisition and development:
1-4 family residential construction	181	0	0
Commercial and land development	1	0	1
Commercial and industrial	322	0	29
Residential mortgage:
First lien	3,234	59	130
Home equity – term	19	0	2
Home equity – lines of credit	657	2	52
Installment and other loans	4	0	5
	$8,249	$63	$667
December 31, 2017
Commercial real estate:
Owner-occupied	$1,000	$6	$114
Non-owner occupied	392	0	10
Multi-family	182	0	19
Non-owner occupied residential	418	0	35
Acquisition and development:
1-4 family residential construction	154	0	7
Commercial and industrial	413	0	25
Residential mortgage:
First lien	4,012	58	136
Home equity – term	61	0	1
Home equity – lines of credit	488	2	26
Installment and other loans	10	0	3
	$7,130	$66	$376

(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Interest Earned But Not Recognized
December 31, 2016
Commercial real estate:
Owner-occupied	$1,758	$0	$124
Non-owner occupied	6,831	0	326
Multi-family	216	0	17
Non-owner occupied residential	645	0	35
Acquisition and development:
Commercial and land development	3	0	1
Commercial and industrial	575	0	25
Residential mortgage:
First lien	4,525	33	175
Home equity – term	98	0	6
Home equity – lines of credit	455	0	19
Installment and other loans	12	0	3
	$15,118	$33	$731
December 31, 2015
Commercial real estate:
Owner-occupied	$2,613	$0	$177
Non-owner occupied	3,470	0	256
Multi-family	402	0	15
Non-owner occupied residential	1,020	0	56
Acquisition and development:
Commercial and land development	266	137	2
Commercial and industrial	1,208	0	28
Residential mortgage:
First lien	4,644	37	167
Home equity – term	130	0	3
Home equity – lines of credit	571	0	29
Installment and other loans	22	0	3
	$14,346	$174	$736
December 31, 2014
Commercial real estate:
Owner-occupied	$3,740	$20	$179
Non-owner occupied	6,711	143	156
Multi-family	274	2	6
Non-owner occupied residential	2,095	13	62
Acquisition and development:
Commercial and land development	1,250	34	59
Commercial and industrial	1,700	5	19
Residential mortgage:
First lien	4,226	53	196
Home equity – term	85	0	5
Home equity – lines of credit	111	3	25
Installment and other loans	9	1	1
	$20,201	$274	$708

  The following table summarizes activity in the ALL for years ended December 31.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2018
Balance, beginning of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(442)	396	209	14	177	363	165	528	95	800
Charge-offs	(17)	(7)	0	0	(24)	(148)	(292)	(440)	0	(464)
Recoveries	572	11	1	0	584	138	160	298	0	882
Balance, end of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
December 31, 2017
Balance, beginning of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	38	(167)	333	30	234	531	174	705	61	1,000
Charge-offs	(835)	0	(85)	0	(920)	(180)	(166)	(346)	0	(1,266)
Recoveries	30	4	124	0	158	70	59	129	0	287
Balance, end of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
December 31, 2016
Balance, beginning of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	107	(270)	129	(4)	(38)	532	116	648	(360)	250
Charge-offs	(872)	0	(79)	0	(951)	(577)	(194)	(771)	0	(1,722)
Recoveries	412	0	12	0	424	154	101	255	0	679
Balance, end of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
December 31, 2015
Balance, beginning of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
Provision for loan losses	(1,020)	(440)	249	(125)	(1,336)	1,122	55	1,177	(444)	(603)
Charge-offs	(711)	(22)	(115)	0	(848)	(592)	(62)	(654)	0	(1,502)
Recoveries	152	615	72	0	839	78	9	87	0	926
Balance, end of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
December 31, 2014
Balance, beginning of year	$13,215	$670	$864	$244	$14,993	$3,780	$124	$3,904	$2,068	$20,965
Provision for loan losses	(1,674)	92	(554)	(61)	(2,197)	(960)	107	(853)	(850)	(3,900)
Charge-offs	(2,637)	(70)	(270)	0	(2,977)	(587)	(177)	(764)	0	(3,741)
Recoveries	558	5	766	0	1,329	29	65	94	0	1,423
Balance, end of year	$9,462	$697	$806	$183	$11,148	$2,262	$119	$2,381	$1,218	$14,747
The following table summarizes asset quality ratios for years ended December 31.

	2018	2017	2016	2015	2014

Ratio of net charge-offs (recoveries) to average loans outstanding	(0.04)%	0.10%	0.13%	0.08%	0.34%
Provision for loan losses to net charge-offs (recoveries)	(191.39)%	102.15%	23.97%	(104.69)%	(168.25)%
Ratio of ALL to total loans outstanding at December 31	1.12%	1.27%	1.45%	1.74%	2.09%
The Company recorded a provision for loan losses expense of $800,000, $1,000,000, and  $250,000, for 2018, 2017 and 2016, and negative provisions, or reversals of amounts previously provided, of  $603,000 and $3,900,000 for 2015 and 2014. The negative provision in 2015 and 2014 was due to recovery of loans with prior charge-offs, allowing for the recovery. In addition, in certain cases loans were successfully worked out with smaller charge-offs than the reserve established on them. The Company has benefited from organic loan portfolio growth and favorable historical charge-off data combined with relatively stable economic conditions over the periods presented above. This was a principal factor in management's determination that a negative or modest provision could be recorded despite net charge-offs recorded in 2014 through 2016. In 2017, management determined that a provision expense that offset net charge-offs for the year would maintain an adequate ALL, principally due to a charge-off in connection with one commercial credit downgraded to nonaccrual status during the year. In 2018, our continued organic loan portfolio growth was a key factor in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses. These significant variations in net charge-offs (recoveries) and provision expense (recovery) resulted in the fluctuations in the ratios as presented in the tables above.
See further discussion in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table shows the allocation of the ALL by loan class, as well as the percent of each loan class in relation to the total loan balance at December 31.

	2018		2017		2016		2015		2014
	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Commercial real estate:
Owner-occupied	$1,491	10%	$1,488	12%	$1,591	13%	$1,998	13%	$2,059	14%
Non-owner occupied	3,683	20%	4,059	24%	4,380	23%	4,033	19%	4,887	20%
Multi-family	792	6%	444	5%	604	5%	709	5%	1,231	4%
Non-owner occupied residential	910	8%	772	8%	955	7%	1,143	7%	1,285	7%
Acquisition and development:
1-4 family residential construction	104	1%	169	1%	102	1%	236	1%	222	1%
Commercial and land development	713	3%	248	2%	478	3%	614	5%	475	3%
Commercial and industrial	1,656	13%	1,446	12%	1,074	10%	1,012	10%	806	7%
Municipal	98	4%	84	4%	54	6%	58	7%	183	9%
Residential mortgage:
First lien	2,002	19%	1,855	16%	1,624	16%	1,667	16%	1,295	18%
Home equity - term	109	1%	119	1%	151	1%	184	2%	206	3%
Home equity - lines of credit	1,642	12%	1,426	13%	1,204	14%	1,019	14%	761	13%
Installment and other loans	244	3%	211	2%	144	1%	121	1%	119	1%
Unallocated	570		475		414		774		1,218
	$14,014	100%	$12,796	100%	$12,775	100%	$13,568	100%	$14,747	100%

The following table summarizes the ending loan balance individually or collectively evaluated for impairment by loan class and the ALL allocation for each at December 31.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2018
Loans allocated by:
Individually evaluated for impairment	$2,320	$0	$286	$0	$2,606	$3,691	$0	$3,691	$0	$6,297
Collectively evaluated for impairment	559,424	49,436	160,678	50,982	820,520	387,429	33,411	420,840	0	1,241,360
	$561,744	$49,436	$160,964	$50,982	$823,126	$391,120	$33,411	$424,531	$0	$1,247,657
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$38	$0	$38	$0	$38
Collectively evaluated for impairment	6,876	817	1,656	98	9,447	3,715	244	3,959	570	13,976
	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
December 31, 2017
Loans allocated by:
Individually evaluated for impairment	$5,848	$492	$350	$0	$6,690	$4,325	$11	$4,336	$0	$11,026
Collectively evaluated for impairment	487,068	30,489	115,313	42,065	674,935	302,160	21,891	324,051	0	998,986
	$492,916	$30,981	$115,663	$42,065	$681,625	$306,485	$21,902	$328,387	$0	$1,010,012
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,763	417	1,446	84	8,710	3,358	202	3,560	475	12,745
	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
In addition to the reserve allocations on impaired loans noted above, 18 loans, with aggregate outstanding principal balances of $2,345,000, have had cumulative partial charge-offs to the ALL totaling $890,000. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
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
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the allowance increased from $475,000 at December 31, 2017 to $570,000 at December 31, 2018 and represents 4.1% of the ALL at December 31, 2018, compared with 3.7% at December 31, 2017. The Company monitors the unallocated portion of the ALL, and by policy, has determined it should not exceed 6% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio. As asset quality has improved the last several years, management has determined a reduced risk of loss associated with the portfolio, as evidenced by lower classified loans and sustainable improvements in delinquencies.
Management believes the Company’s ALL is adequate based on information currently available. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Total deposits grew $339,241,000, or 27.8%, from $1,219,515,000 at December 31, 2017 to $1,558,756,000 at December 31, 2018. The assumption of deposits in the Mercersburg acquisition accounted for approximately one half of the increase, with organic growth contributing approximately 30% and the remainder attributable to growth in interest-bearing demand deposit accounts as certain larger depository relationships, previously enrolled in the Company's repurchase agreement program included in short-term borrowings, were enrolled in a program provided through a third party which provides full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks.

The following table presents average deposits for years ended December 31.

(Dollars in thousands)	2018	2017	2016

Demand deposits	$183,387	$161,917	$147,473
Interest-bearing demand deposits	767,863	648,174	565,524
Savings deposits	102,189	94,815	90,272
Time deposits	324,118	292,616	289,574
Total deposits	$1,377,557	$1,197,522	$1,092,843
Average total deposits increased $180,035,000, or 15.0% from 2017 to 2018. Interest-bearing demand deposit account balances were the principal driver, increasing $119,689,000, or 18.5%. Average time deposits less than $250,000 grew from $273,642,000 in 2017 to $287,866,000 in 2018 and average time deposits in excess of $250,000 increased from $18,974,000 in 2017 to $36,252,000 in 2018.
The Company has been able to garner organic growth in both interest-bearing and noninterest-bearing deposit relationships from enhanced cash management offerings as we developed commercial relationships. We also continued to grow core funding deposits through marketing campaigns and improvement in our product delivery with investments in technology and increased sales efforts. We have also been able to increase interest-free funds as we expanded our commercial and industrial loan portfolio.
In 2018, the Company used deposit growth principally to fund loan growth.  An additional funding source the Company uses is brokered deposits, which totaled $126,556,000 at December 31, 2018 compared with $96,368,000 at December 31, 2017, and averaged $112,304,000 for 2018 compared with $94,165,000 for 2017. Given interest rate conditions and asset/liability strategies, we issued additional brokered time deposits, which have options that enable the Company to pay them off early.
Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives. The Company anticipates that as loan growth increases, it will be able to generate core deposit funding by offering competitive rates.
The following table presents maturities of time deposits of $250,000 or more at December 31, 2018.

(Dollars in thousands)	Total

Three months or less	$14,123
Over three months through six months	12,434
Over six months through one year	6,660
Over one year	7,110
Total	$40,327

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
In December 2018, we issued unsecured subordinated notes payable totaling $32,500,000, the proceeds of which are designated for general corporate use, including funding of cash consideration for mergers and acquisitions.
For additional information about borrowings, refer to Note 12, Short-Term Borrowings, Note 13, Long-Term Debt, and Note 14, Subordinated Notes, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
Shareholders' Equity
Total shareholders’ equity increased $28,668,000, or 19.8%, during 2018. The principal factor in the increase was the issuance of 1,052,635 shares of common stock, valued at $25,053,000, in the Mercersburg acquisition. Other 2018 increases in equity included net income of $12,805,000 and $1,002,000 from the issuance of common stock related to share-based compensation. Partially offsetting these increases were a decrease in the fair value of available for sale securities, net of taxes, of $5,817,000 and dividends paid to shareholders totaling $4,375,000.
In February 2018, the FASB issued changes related to the accounting for the effects of the Tax Act on items in AOCI. The impact of tax rate changes is recorded in income and items accounted for in AOCI could be left with a 'stranded' tax effect that could have those items appear to not reflect the appropriate tax rate. The FASB's changes allowed a reclassification from AOCI to retained earnings for stranded tax effects from the Tax Act to improve the usefulness of information reported to financial statement users. We adopted the changes in December 2017. The amount transferred from AOCI to retained earnings totaled $229,000 and represented the impact of the Tax Law rate change to 21% at the date of enactment for unrealized gains and losses accounted for in AOCI.
On September 14, 2015, the Board of Directors of the Company authorized a stock repurchase program which is more fully described in Item 5 under Issuer Purchases of Equity Securities. The maximum number of shares that may yet be purchased under the plan is 333,275 shares at December 31, 2018.
The following table includes additional information for shareholders’ equity for years ended December 31.

(Dollars in thousands)	2018	2017	2016

Average shareholders’ equity	$149,662	$141,301	$137,973
Net income	12,805	8,090	6,628
Cash dividends paid	4,375	3,488	2,898
Equity to asset ratio	8.97%	9.29%	9.53%
Dividend payout ratio	33.33%	42.00%	42.68%
Return on average equity	8.56%	5.73%	4.80%
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
Effective with the third quarter of 2018, the FRB raised the consolidated asset limit on small bank holding companies from $1,000,000,000 to $3,000,000,000, and a company with assets under the revised limits is not subject to the FRB consolidated capital rules. A company with consolidated assets under the revised limit may continue to file reports that include capital amounts and ratios. The Company has elected to continue to file those reports.
Management believes the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2018 and December 31, 2017. At December 31, 2018, the Bank was considered well capitalized under applicable banking regulations.
Tables presenting the Company’s and the Bank’s capital amounts and ratios at December 31, 2018 and 2017 are included in Note 15, Shareholders' Equity and Regulatory Capital, to the Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
 Tier 1 and total capital increases reflected the Mercersburg acquisition and results of operations for 2018, and, for the Company, the issuance of subordinated notes, which qualified as Tier 2 capital. Risk-weighted assets increased from $1,146,378,000 at December 31, 2017 to $1,330,560,000 at December 31, 2018 for the Company and from $1,143,207,000 at December 31, 2017 to $1,329,477,000 at December 31, 2018 for the Bank, reflecting the Mercersburg acquisition and growth in the loan and investment portfolios.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the tables in Note 15, we must maintain a capital conservation buffer as noted in Item 1 - Business under the topic Basel III Capital Rules. At December 31, 2018, the Company's and the Bank's capital conservation buffer, based on the most restrictive capital ratio, was 6.0% and 5.4%, which is above the phase in requirement of 1.875% at December 31, 2018. Effective January 1, 2019, the capital conservation buffer became fully phased in at 2.50%, which lowered our computed buffer by 0.875%.
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
At December 31, 2018, outstanding loan commitments totaled $366,533,000, which included $44,135,000 in undisbursed loans, $160,971,000 in unused home equity lines of credit, $147,518,000 in commercial lines of credit, and $13,909,000 in standby letters of credit. Time deposits due within one year after December 31, 2018 totaled $259,909,000, or 68% of time deposits. The large percentage of time deposits that mature within one year reflects customers’ preference not to invest funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on time deposits outstanding at December 31, 2018. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates we offer.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $88,815,000, compared with $29,807,000 at December 31, 2017. Securities classified as available for sale, net of pledging requirements, provide additional sources of liquidity, and totaled $301,611,000 at December 31, 2018. Also at December 31, 2018, we had the ability to borrow up to a total of $554,306,000 from the FHLB of Pittsburgh, of which $224,000,000 in advances and letters of credit were outstanding. The Company’s ability to borrow from the FHLB is dependent on having sufficient qualifying collateral, which generally consists of mortgage loans. In addition, we had $35,000,000 in available unsecured lines of credit with other banks at December 31, 2018.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and interest on its borrowings. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. Restrictions on the Bank’s ability to dividend funds to the Company are included in Note 15, Shareholders'

Equity and Regulatory Capital, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
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
Contractual Obligations
The Company enters into contractual obligations in the normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations of principal by payment date at December 31, 2018. Further discussion of the nature of each obligation is included in the referenced Note to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" referenced in the following table.

		Payments Due
(Dollars in thousands)	Note Reference	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total

Time deposits	10	$259,909	$111,494	$11,544	$931	$383,878
Short-term borrowings	12	64,069	0	0	0	64,069
Long-term debt	13	40,382	41,172	903	993	83,450
Subordinated notes	14	0	0	0	32,500	32,500
Operating lease obligations	5	782	1,335	895	4,948	7,960
Total		$365,142	$154,001	$13,342	$39,372	$571,857
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
The following table details significant commitments at December 31, 2018.

(Dollars in thousands)	Contract or Notional Amount
Commitments to fund:
Home equity lines of credit	$160,971
1-4 family residential construction loans	13,002
Commercial real estate, construction and land development loans	31,133
Commercial, industrial and other loans	147,518
Standby letters of credit	13,909
A discussion of the nature, business purpose, and guarantees that result from the Company’s off-balance sheet arrangements is included in Note 17, Financial Instruments with Off-Balance Sheet Risk, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Recently Adopted and Recently Issued Accounting Standards
Recently adopted and recently issued accounting standards are included in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Supplemental Reporting of Non-GAAP Measures
As a result of prior acquisitions, the Company has intangible assets consisting of goodwill and core deposit and other intangible assets totaling $16,502,000 and $1,075,000 at December 31, 2018 and 2017, respectively. Amortization of core deposit and other intangible assets, after tax, totaled $226,000, $67,000 and $65,000 for 2018, 2017 and 2016.
Management believes providing certain “non-GAAP” information will assist investors in their understanding of the effect of acquisition activity on reported results, particularly to overcome comparability issues related to the influence of intangibles (principally goodwill) created in acquisitions and the impact of merger related expenses. Adjusted net income and adjusted diluted net income per share (excluding intangible amortization and merger related expenses), tangible book value per share, tangible return on average tangible equity and tangible return on average tangible assets, as used by the Company in this supplemental reporting, are not GAAP measures. While we believe this information is a useful supplement to the GAAP based measures presented in Item 6, Selected Financial Data and Section 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

(in thousands, except per share information)	2018	2017	2016
Adjusted Diluted Net Income per Share (1)
Net income as reported (most directly comparable GAAP based measure)	$12,805	$8,090	$6,628
Amortization of core deposit and other intangible assets (2)	226	67	65
Merger related expenses (2)	2,616	0	0
Adjusted net income (1)	$15,647	$8,157	$6,693

Weighted average diluted common shares outstanding (denominator)	8,537	8,226	8,145

Diluted earnings per share as reported (most directly comparable GAAP based measure)	$1.50	$0.98	$0.81
Amortization of core deposit and other intangible assets (2)	0.02	0.01	0.01
Merger related expenses (2)	0.31	0.00	0.00
Adjusted diluted net earnings per share (1)	$1.83	$0.99	$0.82

Tangible book value per common share
Shareholders' equity	$173,433	$144,765	$134,859
Goodwill and other intangible assets (2)	15,698	1,054	1,151
Tangible common equity	$157,735	$143,711	$133,708

Common shares outstanding	9,430	8,347	8,286

Book value per share (most directly comparable GAAP based measure)	$18.39	$17.34	$16.28
Intangible assets per share	1.66	0.12	0.14
Tangible book value per share	$16.73	$17.22	$16.14

Tangible Return on Average Tangible Equity
Net income as reported (numerator)	$12,805	$8,090	$6,628
Average equity as reported (denominator)	$149,662	$141,301	$137,973
Return on average equity (most directly comparable GAAP based measure)	8.56%	5.73%	4.80%

Adjusted net income (1) - per above	$15,647	$8,157	$6,693
Average equity as reported	$149,662	$141,301	$137,973
Average goodwill	(3,687)	(717)	0
Average core deposit and other intangible assets (2)	(990)	(269)	(87)
Average tangible common equity	$144,985	$140,315	$137,886
Tangible Return on Average Tangible Equity	10.79%	5.81%	4.85%

Tangible Return on Average Tangible Assets
Net income as reported (numerator)	$12,805	$8,090	$6,628
Average assets as reported (denominator)	$1,710,597	$1,488,423	$1,325,150
Return on average assets (most directly comparable GAAP based measure)	0.75%	0.54%	0.50%

Adjusted net income (1) - per above	$15,647	$8,157	$6,693
Average assets as reported	$1,710,597	$1,488,423	$1,325,150
Average goodwill	(3,687)	(717)	0
Average core deposit and other intangible assets (2)	(990)	(269)	(87)
Average tangible assets	$1,705,920	$1,487,437	$1,325,063
Tangible Return on Average Tangible Assets	0.92%	0.55%	0.51%
(1) Excluding intangible amortization and merger related expenses.
(2) Net of related tax effect.
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
In addition to factors mentioned elsewhere in this Annual Report on Form 10-K or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.orrstown.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•If our ALL is not sufficient to cover actual losses, our earnings would decrease.
•Commercial real estate lending may expose us to a greater risk of loss and impact our earnings and profitability.
•The credit risk related to commercial and industrial loans is greater than the risk related to residential loans.
•Changes in interest rates could adversely impact the Company’s financial condition and results of operations.
•Difficult economic and market conditions can adversely affect the financial services industry and may materially and adversely affect the Company.
•Because our business is concentrated in south central Pennsylvania and Washington County, Maryland, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.
•Competition from other banks and financial institutions in originating loans, attracting deposits and providing other financial services may adversely affect our profitability and liquidity.

•The Company’s business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
•The Company may be adversely affected by technological advances.
•The Company may not be able to attract and retain skilled people.
•An interruption or breach in security with respect to our information systems, or our outsourced service providers, could adversely impact the Company’s reputation and have an adverse impact on our financial condition or results of operations.
•We could be adversely affected by a failure in our internal controls.
•Negative public opinion could damage our reputation and adversely affect our earnings.
•Growing by acquisition involves risks.
•There is no assurance when or even if our acquisition of Hamilton will be completed.
•The Hamilton merger agreement may be terminated in accordance with its terms and the merger may not be completed.
•Regulatory approvals may not be received or may take longer than expected in order to be obtained for the Hamilton merger.
•If the Hamilton merger is not completed, we will have incurred substantial expenses without realizing the expected benefits.
•Goodwill incurred in the Mercersburg and Hamilton mergers may negatively affect our financial condition.
•We may be unable to successfully integrate Mercersburg's and Hamilton's operations.
•Unanticipated costs relating to the mergers could reduce our future earnings per share.
•The market price of our common stock after the mergers may be affected by factors different from those affecting our shares currently.
•Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.
•The Dodd-Frank Act may affect the Company’s financial condition, results of operations, liquidity and stock price.
•Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.
•Legislative, regulatory and legal developments involving income and other taxes could materially adversely affect the Company’s results of operations and cash flows.
•The Company is required to use judgment in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to the reports of financial condition and results of operations.
•Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
•The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
•Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and results of operations.
•Indemnification costs associated with litigation and legal proceedings could adversely impact the Company and its financial condition and results of operations.
•The Parent Company is a holding company dependent for liquidity on payments from its bank subsidiary, which is subject to restrictions.
•The soundness of other financial institutions could adversely affect the Company.
•If the Company wants to, or is compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.
•The market price of our common stock is subject to volatility.
•The Parent Company's primary source of income is dividends received from its bank subsidiary.
•Other risks and uncertainties.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk comprises exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. In the banking industry, a major risk exposure is changing interest rates. The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. Federal Reserve Board monetary control efforts, the effects of deregulation, economic uncertainty and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.
Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that reprice within a specified time period as a result of scheduled maturities, scheduled and unscheduled repayments, the propensity of borrowers and depositors to react to changes in their economic interests, and loan contractual interest rate changes.
We attempt to manage the level of repricing and maturity mismatch through our asset/liability management process so that fluctuations in net interest income are maintained within policy limits across a range of market conditions, while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure the Company’s profitability. Thus, the goal of interest rate risk management is to evaluate the amount of reward for taking risk and adjusting both the size and composition of the balance sheet relative to the level of reward available for taking risk.
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

We use simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of our interest rate risk exposure.  These analyses require numerous assumptions including, but not limited to, changes in balance sheet mix, prepayment rates on loans and securities, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rate due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and providing a relative gauge of our interest rate risk position over time.

Our asset/liability committee operates under management policies, approved by the Board of Directors, which define guidelines and limits on the level of risk. The committee meets regularly and reviews our interest rate risk position and monitors various liquidity ratios to ensure a satisfactory liquidity position. By utilizing our analyses, we can determine changes that may need to be made to the asset and liability mixes to mitigate the change in net interest income under various interest rate scenarios. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to inform the committee on the selection of investment securities. Regulatory authorities also monitor our interest rate risk position along with other liquidity ratios.
Earnings at Risk
Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of our short-term interest rate risk. The analysis assumes recent trends in new loan and deposit volumes will continue while the amount of investment securities remains constant. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios.
The simulation analysis results are presented in the Earnings at Risk table below. At December 31, 2018, similar to at December 31, 2017, these results indicate the Company would be better positioned in a moderately rising rate environment than it would be if interest rates increased more substantially or decreased.

Value at Risk
Net present value analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the short time horizon used in that analysis. The net present value of the balance sheet incorporates the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.
At December 31, 2018, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased. At December 31, 2017, the results indicated the Company was better positioned in a moderately rising rate environment than in a decreasing or more substantially increasing rate environment.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates	December 31, 2018	December 31, 2017	Change in Market Interest Rates	December 31, 2018	December 31, 2017

(100)	(2.1)%	(6.5)%	(100)	(14.1)%	(7.2)%
100	(0.6)%	(1.3)%	100	6.1%	(1.8)%
200	(2.2)%	(4.9)%	200	7.1%	(5.4)%
Further discussion related to the quantitative and qualitative disclosures about market risk is included under the heading of Liquidity and Rate Sensitivity in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL DATA
The following table presents unaudited quarterly results of operations for years ended December 31.

	2018 Quarter Ended				2017 Quarter Ended
(Dollars in thousands, except per share information)	December	September	June	March	December	September	June	March

Interest income	$19,012	$16,226	$15,324	$14,275	$13,619	$13,098	$12,468	$11,830
Interest expense	4,383	3,522	2,971	2,591	2,284	2,017	1,750	1,593
Net interest income	14,629	12,704	12,353	11,684	11,335	11,081	10,718	10,237
Provision for loan losses	200	200	200	200	800	100	100	0
Net interest income after provision for loan losses	14,429	12,504	12,153	11,484	10,535	10,981	10,618	10,237
Investment securities gains	115	29	46	816	0	533	654	3
Noninterest income	5,040	5,463	5,459	4,886	5,173	4,723	4,969	4,332
Noninterest expenses	18,302	13,336	13,272	13,069	12,680	13,087	12,417	12,146
Income before income tax expense	1,282	4,660	4,386	4,117	3,028	3,150	3,824	2,426
Income tax expense	130	644	374	492	3,022	376	516	424
Net income	$1,152	$4,016	$4,012	$3,625	$6	$2,774	$3,308	$2,002

Per share information:
Basic earnings per share (a)	$0.13	$0.50	$0.50	$0.45	$0.00	$0.34	$0.41	$0.25
Diluted earnings per share (a)	$0.12	$0.49	$0.48	$0.44	$0.00	$0.34	$0.40	$0.24
Dividends paid per share	$0.13	$0.13	$0.13	$0.12	$0.12	$0.10	$0.10	$0.10
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting at December 31, 2018, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, management excluded from its evaluation of effectiveness of internal control over financial reporting the Mercersburg Financial Corporation acquisition made during 2018, which is described in Note 2, Mergers and Acquisitions, to the Consolidated Financial Statements. The total assets and total interest income from the acquisition comprised approximately 8% of total consolidated assets at December 31, 2018 and approximately 3% of total interest income for the year ended December 31, 2018. Based upon this evaluation, management has concluded that, at December 31, 2018, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Crowe LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report dated March 15, 2019.

/s/ Thomas R. Quinn, Jr.	/s/ David P. Boyle
Thomas R. Quinn, Jr.	David P. Boyle
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 15, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Orrstown Financial Services, Inc.
Shippensburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Orrstown Financial Services, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Mercersburg Financial Corporation and its wholly-owned subsidiary, First Community Bank of Mercersburg acquired during 2018, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

 /s/ Crowe LLP

We have served as the Company's auditor since 2014.
Cleveland, Ohio
March 15, 2019

Consolidated Balance Sheets
ORRSTOWN FINANCIAL SERVICES, INC.

	December 31,
(Dollars in thousands, except per share data)	2018	2017
Assets
Cash and due from banks	$26,156	$21,734
Interest-bearing deposits with banks	45,664	8,073
Federal funds sold	16,995	0
Cash and cash equivalents	88,815	29,807
Restricted investments in bank stocks	10,842	9,997
Securities available for sale	465,844	415,308
Loans held for sale	3,340	6,089
Loans	1,247,657	1,010,012
Less: Allowance for loan losses	(14,014)	(12,796)
Net loans	1,233,643	997,216
Premises and equipment, net	38,201	34,809
Cash surrender value of life insurance	41,327	33,570
Goodwill	12,592	719
Other intangible assets, net	3,910	356
Accrued interest receivable	5,927	5,048
Other assets	29,947	25,930
Total assets	$1,934,388	$1,558,849
Liabilities
Deposits:
Noninterest-bearing	$204,843	$162,343
Interest-bearing	1,353,913	1,057,172
Total deposits	1,558,756	1,219,515
Short-term borrowings	64,069	93,576
Long-term debt	83,450	83,815
Subordinated notes	31,859	0
Accrued interest and other liabilities	22,821	17,178
Total liabilities	1,760,955	1,414,084
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 9,439,255 and 8,347,856 shares issued; 9,430,224 and 8,347,039 shares outstanding	491	435
Additional paid—in capital	151,678	125,458
Retained earnings	24,472	16,042
Accumulated other comprehensive income (loss)	(2,972)	2,845
Treasury stock—common, 9,031 and 817 shares, at cost	(236)	(15)
Total shareholders’ equity	173,433	144,765
Total liabilities and shareholders’ equity	$1,934,388	$1,558,849
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended Years Ended December 31,
(Dollars in thousands, except per share information)	2018	2017	2016
Interest income
Loans	$49,802	$40,185	$33,916
Investment securities - taxable	10,858	7,478	6,012
Investment securities - tax-exempt	3,850	3,134	1,826
Short term investments	327	218	208
Total interest income	64,837	51,015	41,962
Interest expense
Deposits	10,185	6,134	4,811
Short-term borrowings	1,577	784	187
Long-term debt	1,632	726	419
Subordinated notes	73	0	0
Total interest expense	13,467	7,644	5,417
Net interest income	51,370	43,371	36,545
Provision for loan losses	800	1,000	250
Net interest income after provision for loan losses	50,570	42,371	36,295
Noninterest income
Service charges on deposit accounts	6,054	5,675	5,445
Other service charges, commissions and fees	1,737	1,008	994
Trust and investment management income	6,576	6,400	5,091
Brokerage income	2,035	1,896	1,933
Mortgage banking activities	2,663	2,919	3,412
Income from life insurance	1,463	1,109	1,099
Other income	320	190	345
Investment securities gains	1,006	1,190	1,420
Total noninterest income	21,854	20,387	19,739
Noninterest expenses
Salaries and employee benefits	32,524	30,145	26,370
Occupancy	3,084	2,806	2,491
Furniture and equipment	4,079	3,434	3,335
Data processing	2,674	2,271	2,378
Telephone and communication	753	647	740
Automated teller and interchange fees	806	767	748
Advertising and bank promotions	1,592	1,600	1,717
FDIC insurance	681	606	775
Legal fees	413	802	850
Other professional services	1,434	1,571	1,332
Directors' compensation	984	996	969
Real estate owned	97	69	239
Taxes other than income	1,012	866	767
Intangible asset amortization	286	102	99
Regulatory settlement	0	0	1,000
Merger related	3,197	0	0
Other operating expenses	4,363	3,648	4,330
Total noninterest expenses	57,979	50,330	48,140
Income before income tax expense	14,445	12,428	7,894
Income tax expense	1,640	4,338	1,266
Net income	$12,805	$8,090	$6,628

Per share information:
Basic earnings per share	$1.53	$1.00	$0.82
Diluted earnings per share	1.50	0.98	0.81
Dividends paid per share	0.51	0.42	0.35
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended Years Ended December 31,
(Dollars in thousands)	2018	2017	2016

Net income	$12,805	$8,090	$6,628
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	(6,359)	6,557	(2,190)
Reclassification adjustment for gains realized in net income	(1,006)	(1,190)	(1,420)
Net unrealized gains (losses)	(7,365)	5,367	(3,610)
Tax effect	1,548	(1,586)	1,246
Total other comprehensive income (loss), net of tax and reclassification adjustments	(5,817)	3,781	(2,364)
Total comprehensive income	$6,988	$11,871	$4,264
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended December 31, 2018, 2017, and 2016
(Dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2016	$435	$124,317	$7,939	$1,199	$(829)	$133,061
Net income	0	0	6,628	0	0	6,628
Total other comprehensive loss, net of taxes	0	0	0	(2,364)	0	(2,364)
Cash dividends ($0.35 per share)	0	0	(2,898)	0	0	(2,898)
Share-based compensation plans:
Issuance of stock (22,956 common shares and 25,834 treasury shares), including compensation expense of $958	2	618	0	0	443	1,063
Acquisition of treasury stock (35,648 shares)	0	0	0	0	(631)	(631)
Balance, December 31, 2016	437	124,935	11,669	(1,165)	(1,017)	134,859
Net income	0	0	8,090	0	0	8,090
Reclassification of disproportionate tax effects from accumulated other comprehensive income (loss) to retained earnings	0	0	(229)	229	0	0
Total other comprehensive income, net of taxes	0	0	0	3,781	0	3,781
Cash dividends ($0.42 per share)	0	0	(3,488)	0	0	(3,488)
Share-based compensation plans:
Issuance of stock (4,421 net common shares and 56,885 treasury shares issued), including compensation expense of $1,386	(2)	523	0	0	1,002	1,523
Balance, December 31, 2017	435	125,458	16,042	2,845	(15)	144,765
Net income	0	0	12,805	0	0	12,805
Total other comprehensive loss, net of taxes	0	0	0	(5,817)	0	(5,817)
Cash dividends ($0.51 per share)	0	0	(4,375)	0	0	(4,375)
Issuance of stock (1,052,635 common shares) to acquire Mercersburg Financial Corporation	55	24,998	0	0	0	25,053
Share-based compensation plans:
Issuance of stock (38,764 net common shares issued and 8,214 net treasury shares acquired), including compensation expense of $1,493	1	1,222	0	0	(221)	1,002
Balance, December 31, 2018	$491	$151,678	$24,472	$(2,972)	$(236)	$173,433
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
ORRSTOWN FINANCIAL SERVICES, INC.

	Years Ended Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$12,805	$8,090	$6,628
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization (discount accretion)	1,406	4,034	5,295
Depreciation and amortization expense	3,642	3,265	2,951
Provision for loan losses	800	1,000	250
Share-based compensation	1,493	1,386	958
Gain on sales of loans originated for sale	(2,144)	(2,447)	(2,998)
Mortgage loans originated for sale	(90,305)	(104,512)	(108,632)
Proceeds from sales of loans originated for sale	94,727	103,131	114,139
Gain on sale of portfolio loans	(291)	(32)	0
Net gain on disposal of OREO	(108)	(18)	(182)
Writedown of OREO	24	4	183
Net (gain) loss on disposal of premises and equipment	12	(18)	147
Deferred income taxes	543	3,078	(232)
Investment securities gains	(1,006)	(1,190)	(1,420)
Income from life insurance	(1,463)	(1,109)	(1,099)
Increase in accrued interest receivable	(879)	(376)	(827)
Increase in accrued interest payable and other liabilities	2,696	2,012	561
Other, net	535	52	(135)
Net cash provided by operating activities	22,487	16,350	15,587
Cash flows from investing activities
Proceeds from sales of AFS securities	156,364	162,320	64,742
Maturities, repayments and calls of AFS securities	18,373	28,768	30,192
Purchases of AFS securities	(226,014)	(203,719)	(108,448)
Net cash and cash equivalents received from acquisitions	12,407	0	0
Net (purchases) redemptions of restricted investments in bank stocks	(592)	(2,027)	750
Net increase in loans	(99,828)	(130,791)	(108,509)
Proceeds from sales of portfolio loans	3,589	2,195	5,100
Purchases of bank premises and equipment	(4,791)	(2,653)	(13,369)
Proceeds from disposal of OREO	1,413	541	1,090
Purchases of bank owned life insurance	(900)	(600)	0
Death benefit proceeds from life insurance contracts	576	0	0
Other	7	74	(439)
Net cash used in investing activities	(139,396)	(145,892)	(128,891)
Cash flows from financing activities
Net increase in deposits	178,798	67,063	120,285
Net increase (decrease) in borrowings with original maturities less than 90 days	(14,507)	(34,288)	18,708
Proceeds from other short-term borrowings	25,000	70,000	0
Payments on other short-term borrowings	(40,000)	(30,000)	(20,000)
Proceeds from long-term debt	0	80,000	0
Payments on long-term debt	(365)	(20,348)	(332)
Proceeds from subordinated notes, net of issuance costs	31,857	0	0
Dividends paid	(4,375)	(3,488)	(2,898)
Acquisition of treasury stock	0	0	(631)
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(651)	0	0
Proceeds from issuance of stock for option exercises and employee stock purchase plan	160	137	105
Net cash provided by financing activities	175,917	129,076	115,237
Net increase (decrease) in cash and cash equivalents	59,008	(466)	1,933
Cash and cash equivalents at beginning of year	29,807	30,273	28,340
Cash and cash equivalents at end of year	$88,815	$29,807	$30,273

	Years Ended Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,930	$7,586	$5,346
Income taxes	60	1,638	1,300
Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	539	1,007	688
Premise and equipment transferred to held for sale	1,003	0	0

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-K.

Nature of Operations – Orrstown Financial Services, Inc. and subsidiaries is a financial holding company that operates Orrstown Bank, a commercial bank with banking and financial advisory offices in Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Washington County, Maryland and Wheatland Advisors, Inc., a registered investment advisor non-bank subsidiary, headquartered in Lancaster County, Pennsylvania. The Company operates in the community banking segment and engages in lending activities, including commercial, residential, commercial mortgages, construction, municipal, and various forms of consumer lending, and deposit services, including checking, savings, time, and money market deposits. The Company also provides fiduciary services, investment advisory, insurance and brokerage services. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by such regulatory authorities.

Basis of Presentation – The accompanying consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The accounting and reporting policies of the Company conform to GAAP and, where applicable, to accounting and reporting guidelines prescribed by bank regulatory authorities. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications. In October 2018, the Company acquired Mercersburg Financial Corporation and its wholly-owned subsidiary, First Community Bank of Mercersburg. The results of operations and assets acquired and liabilities assumed are included only from the date of acquisition. The comparability of the results of operations for the year ended December 31, 2018, to 2017 and 2016 have been impacted by the acquisition.

The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's consolidated financial statements and notes as required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ALL and those used in valuation methodologies in areas with no observable market, such as loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations.
Concentration of Credit Risk – The Company grants commercial, residential, construction, municipal, and various forms of consumer lending to customers primarily in its market area of Berks, Cumberland, Dauphin, Franklin, Lancaster, Perry and York Counties, Pennsylvania, and in Washington County, Maryland. Therefore the Company's exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including office space, retail strip centers, sales finance, sub-dividers and developers, and multi-family, hospitality, and residential building operators. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if collateral is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but generally includes real estate and equipment.
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
Cash and cash equivalents include amounts that the Company is required to maintain on hand or on deposit at the Federal Reserve Bank to meet certain regulatory reserve balance requirements. At December 31, 2018 and 2017, the Company had reserve requirements of $10,983,000 and $1,395,000.
Balances with correspondent banks may, at times, exceed federally insured limits. The Company considers this to be a normal business risk and reviews correspondent banks' financial condition on a quarterly basis.

Restricted Investments in Bank Stocks – Restricted investments in bank stocks consist of Federal Reserve Bank of Philadelphia stock, FHLB of Pittsburgh stock and Atlantic Community Bankers Bank stock. Federal law requires a member institution of the district Federal Reserve Bank and FHLB to hold stock according to predetermined formulas. Atlantic Community Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stocks is carried at cost. Quarterly, management evaluates the bank stocks for impairment based on assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes.
Securities – The Company typically classifies debt securities as available for sale on the date of purchase. At December 31, 2018 and 2017 the Company had no held to maturity or trading securities. AFS securities are reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Purchase premiums and discounts on debt securities are amortized to interest income using the interest method over the terms of the securities and approximate the level yield method.
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
Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the ALL, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a yield adjustment over the respective term of the loan. For purchased loans that are not deemed impaired at the acquisition date, premiums and discounts are amortized or accreted as adjustments to interest income using the effective yield method.
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
See Note 4, Loans and Allowance for Loan Losses, for additional information.
Acquired Loans - Loans acquired in connection with business combinations are recorded at fair value with no carryover of any allowance for loan losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. These loans are accounted for under the Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows will require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount, which we will then reclassify as accretable discount to be recognized into interest income over the remaining life of the loan.

Loans acquired through business combinations that do meet the specific criteria of ASC 310-30 are individually evaluated each period to analyze expected cash flows. To the extent that the expected cash flows of a loan have decreased due to credit deterioration, we establish an allowance.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20. These loans are initially recorded at fair value, and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent if we expect to fully collect the new carrying value (i.e., fair value) of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

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
Loans Serviced – The Bank administers secondary market mortgage programs available through the FHLB and the Federal National Mortgage Association and offers residential mortgage products and services to customers. The Bank originates single-family residential mortgage loans for immediate sale in the secondary market and retains the servicing of those loans. At December 31, 2018 and 2017, the balance of loans serviced for others totaled $360,322,000 and $334,802,000.

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
Goodwill and Other Intangible Assets – Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual or other legal rights. The Company’s other intangible assets have finite lives and are amortized on either an accelerated amortization method or straight line basis over their estimated lives, generally 10 years for deposit premiums and 10 to 15 years for other customer relationship intangibles.
Mortgage Servicing Rights – The estimated fair value of MSRs related to loans sold and serviced by the Company is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are evaluated periodically for impairment by comparing the carrying amount to estimated fair value. Fair value is determined periodically through a discounted cash flows valuation performed by a third party. Significant inputs to the valuation include expected servicing income, net of expense, the discount rate and the expected life of the underlying loans. To the extent the amortized cost of the MSRs exceeds their estimated fair values, a valuation allowance is established for such impairment through a charge against servicing income on the consolidated statements of income. If the Company determines, based on subsequent valuations, that the impairment no longer exists or is reduced, the valuation allowance is reduced through a credit to earnings. MSRs totaled $3,180,000 and $2,897,000 at December 31, 2018 and December 31, 2017, and are included in Other Assets.
Foreclosed Real Estate – Real estate acquired through foreclosure or other means is initially recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated costs to sell. Fair value is determined based on an independent third party appraisal of the property or, when appropriate, a recent sales offer. Costs to maintain such real estate are expensed as incurred. Costs that significantly improve the value of the properties are capitalized. Real estate acquired through foreclosure or other means totaled $1,133,000 and $961,000 at December 31, 2018 and 2017 and is included in Other Assets.
Investments in Real Estate Partnerships – The Company has a 99% limited partner interest in several real estate partnerships in central Pennsylvania. These investments are affordable housing projects, which entitle the Company to tax deductions and credits that expire through 2025. The Company accounts for its investments in affordable housing projects under the proportional amortization method when the criteria are met, which is limited to one investment at December 31, 2018. Other investments are accounted for under the equity method of accounting. The investment in these real estate partnerships, included in Other Assets, totaled $3,872,000 and $4,416,000 at December 31, 2018 and 2017, of which $1,562,000 and $1,776,000 are accounted for under the proportional amortization method.
Equity method losses totaled $331,000, $277,000 and $350,000 for the years ended December 31, 2018, 2017 and 2016 and are included in other noninterest income. Proportional amortization method losses totaled $214,000, $217,000 and $191,000 for the years ended December 31, 2018, 2017 and 2016 and are included in income tax expense. During 2018, 2017 and 2016, the Company recognized federal tax credits from these projects totaling $578,000, $1,010,000 and $736,000, which are included in income tax expense.
Advertising – The Company expenses advertising as incurred. Advertising expense totaled $418,000, $631,000 and $763,000 for the years ended December 31, 2018, 2017 and 2016.
Repurchase Agreements – The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities which are included in short-term borrowings. Under these agreements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated balance sheets, while the securities underlying the repurchase agreements remaining are reflected in AFS securities. The repurchase obligation and underlying securities are not offset or netted as the Company does not enter into reverse repurchase agreements.
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
Comprehensive Income – Comprehensive income consists of net income and OCI. OCI is limited to unrealized gains (losses) on securities available for sale for all years presented. Unrealized gains (losses) on securities available for sale, net of tax, was the sole component of AOCI at December 31, 2018 and 2017.
Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the Fair Value note to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Segment Reporting – The Company operates in one significant segment – Community Banking. The Company’s non-community banking activities, principally related to Wheatland, are insignificant to the consolidated financial statements.
Recent Accounting Pronouncements - ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU

2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments (collectively “ASC 606”). The majority of the Company's revenue comes from interest income, including loans and securities, that are outside the scope of ASC 606. The Company's services that fall within the scope of ASC 606 are presented within noninterest income on the consolidated statements of income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposit accounts, income from fiduciary investment management and brokerage activities and interchange fees from service charges on ATM and debit card transactions. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. For public companies, this update was effective for interim and annual periods beginning after December 15, 2017. Our adoption of ASU 2016-01 on January 1, 2018, did not have a material effect on our consolidated financial condition or results of operations. Upon adoption, the fair value of the Company’s loan portfolio is now presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for leases with terms of more than 12 months. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which amends ASC 842, Leases to provide for an adoption option that will not require earlier periods to be restated at the adoption date. The Company currently leases land and space for certain branch offices under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the updates. The Company adopted this guidance effective January 1, 2019 and recorded a right-of-use asset of approximately $7,000,000 and lease liability of approximately $8,500,000.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. Under the updates, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not plan to early adopt this standard, but is working through implementation. In that regard, the Company has formed a cross-functional working group, under the direction of the Chief Financial Officer and the Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. Our implementation plan includes, but is not not limited to, an assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs.We are currently evaluating various loss estimation models. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts at the adoption date.

ASU 2016-15, Statement of Cash Flows (Topic 230) - Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted ASU 2016-18 with no material impact on our consolidated financial condition or results of operations.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for the Company on January 1, 2020, with earlier adoption permitted, and is not expected to have a material impact on the Company's consolidated financial statements.

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). The update shortens the amortization period of certain callable debt securities held at a premium to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. On January 1, 2019, we adopted ASU 2016-18 with no material impact on our consolidated financial condition or results of operations.
ASU 2017-09, Compensation - Stock Compensation (Topic 718). The update clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. On January 1, 2018, the Company adopted ASU 2017-09 with no material impact on our consolidated financial condition or results of operations.
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The update allowed entities to reclassify from AOCI to retained earnings the 'stranded' tax effects of accounting for income tax rate changes on items accounted for in AOCI which were impacted by tax reform enacted in December 2017. The impact of tax rate changes is recorded in income and items accounted for in AOCI could be left with such a stranded tax effect that could have those items appear to not reflect the appropriate tax rate. The FASB's changes are intended to improve the usefulness of information reported to financial statement users. The changes are effective for years beginning after December 31, 2018, with early adoption permitted. We elected to adopt the changes in December 2017. The amount transferred from AOCI to retained earnings totaled $229,000 and represented the impact of the Tax Law rate change to 21% at the date of enactment for the unrealized gains and losses on securities accounted for in AOCI.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement and should present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is presented. The disclosure requirements amendment will be effective for the Company with its first interim reporting filing in 2019. The Company expects these changes will result in additional disclosures for the consolidated statement of changes in stockholders' equity.

NOTE 2.    MERGERS AND ACQUISITIONS
Mercersburg Financial Corporation
On October 1, 2018, we acquired 100% of the outstanding common shares of Mercersburg Financial Corporation and its wholly-owned subsidiary, First Community Bank of Mercersburg, headquartered in Mercersburg, Pennsylvania. We acquired Mercersburg to further expand our operations in Franklin County, Pennsylvania.
Pursuant to the merger agreement, we issued 1,052,635 shares of our common stock and paid $4,866,000 in cash for all outstanding shares of Mercersburg stock.  In accordance with the merger agreement, each outstanding share of Mercersburg common stock was converted into 1.5291 shares of the Company's common stock and $40.00 in cash. Based on our $23.80 closing stock price on Friday, September 28, 2018, the consideration paid to acquire Mercersburg totaled $29,919,000.
The fair value of assets acquired, excluding goodwill, totaled $181,430,000, including loans totaling $141,103,000 and investment securities available for sale totaling $7,352,000. The fair value of liabilities assumed totaled $163,384,000, including deposits totaling $160,433,000. Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. At December 31, 2018, the Company recognized $11,873,000 in initial goodwill associated with the Mercersburg acquisition. The goodwill resulting from the acquisition represents the value expected from the expansion of our market in south central Pennsylvania and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service. Goodwill acquired in the Mercersburg acquisition is not deductible for tax purposes.
The Mercersburg acquisition was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The Company continues to finalize the fair values of loans and, as a result, the fair value adjustment is preliminary and may change as information becomes available.
The following table summarizes the consideration paid for Mercersburg and the estimated fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(Dollars in thousands)
Fair value of consideration transferred:
Cash	$4,866
Common stock issued	25,053
Total consideration transferred	$29,919

Estimated fair values of assets acquired and (liabilities) assumed:
Cash and cash equivalents	$17,273
Securities available for sale	7,352
Loans	141,103
Premises and equipment	2,232
Core deposit intangible	3,840
Goodwill	11,873
Cash surrender value of life insurance	6,252
Deferred tax asset, net	1,323
Other assets	2,055
Deposits	(160,433)
Other liabilities	(2,951)
$29,919
The determination of estimated fair values of the acquired loans required the Company to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (purchased credit impaired), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (purchased non-impaired). Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Mercersburg's historical experience and the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which we considered to be level 3 fair value measurements. Deposit liabilities assumed in the Mercersburg acquisition were segregated into two categories: time-deposits (i.e., deposit accounts with a stated maturity) and demand deposits, both using level 2 fair value measurements. In determining fair value of time deposits, the Company discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration. For demand deposits, the acquisition date outstanding balance of the assumed demand deposit accounts approximates fair value. Acquisition date fair values for securities available for sale were determined using Level 1 or Level 2 inputs consistent with the methods discussed further in “Note 18 - Fair Value.” The remaining acquisition date fair values represent either Level 2 fair value measurements or Level 3 fair value measurements (premises and equipment and core deposit intangible).

We recognized a core deposit intangible of $3,840,000, which will be amortized using an accelerated method over a 10-year amortization period, consistent with expected future cash flows.

Loans acquired with Mercersburg were measured at fair value at the acquisition date with no carryover of any ALL. Loans were segregated into those loans considered to be performing and those considered PCI. The following table presents performing and PCI loans acquired, by loan class, at October 1, 2018.

(in thousands)	Performing	PCI	Total
Commercial real estate:
Owner-occupied	$10,336	$1,800	$12,136
Non-owner occupied	4,405	672	5,077
Multi-family	3,005	722	3,727
Acquisition and development:
1-4 family residential construction	878	0	878
Commercial and land development	2,044	269	2,313
Commercial and industrial	22,433	5,696	28,129
Municipal	1,862	0	1,862
Residential mortgage:
First lien	75,034	3,103	78,137
Home-equity - term	2,258	23	2,281
Home equity - lines of credit	3,144	0	3,144
Installment and other loans	3,233	186	3,419
Total loans acquired	$128,632	$12,471	$141,103

The following table presents the fair value adjustments made to the amortized cost basis of loans acquired at October 1, 2018.

(in thousands)
Gross amortized cost basis at acquisition	$149,162
Market rate adjustment	(3,464)
Credit fair value adjustment on non-credit impaired loans	(1,400)
Credit fair value adjustment on impaired loans	(3,195)
Estimated fair value of acquired loans	$141,103

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans. The credit adjustment made on non-PCI loans represents the changes in credit quality of the underlying borrowers from loan inception to the acquisition date. The credit adjustment on PCI loans is derived in accordance with ASC 310-30 and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

The following table provides information about acquired PCI loans at October 1, 2018.

(in thousands)
Contractually required principal and interest at acquisition	$21,587
Contractual cash flows not expected to be collected (nonaccretable discount)	(6,873)
Expected cash flows at acquisition	14,714
Interest component of expected cash flows (accretable discount)	(2,243)
Estimated fair value of acquired PCI loans	$12,471

Unaudited pro forma net income for the years ended December 31, 2018 and 2017 would have totaled $15,717,000 and $8,929,000, respectively, and revenues would have totaled $92,996,000 and $79,659,000 for the same years, respectively, had the Mercersburg acquisition occurred January 1, 2017. Merger related costs totaling $3,197,000 have been excluded from the unaudited pro forma net income for 2018.
Hamilton Bancorp, Inc.
On October 23, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hamilton Bancorp, Inc., a Maryland corporation ("Hamilton") and the holding company for Hamilton Bank, based in Towson, Maryland. At December 31, 2018, Hamilton reported $496,254,000 in assets, $369,457,000 in loans, $384,171,000 in deposits and 3,416,414 common shares outstanding. The Merger Agreement provides that, subject to the terms and conditions thereof, Hamilton will merge with and into the Company, with the Company as the surviving corporation, and that Hamilton Bank will merge with and into Orrstown Bank, with Orrstown Bank as the surviving bank. The merger is expected to close in the second quarter of 2019, subject to receipt of regulatory approvals, the approval of Hamilton's shareholders, and the satisfaction of other customary closing conditions. The acquisition will introduce the Company's operations into the Greater Baltimore area of Maryland.
Pursuant to the Merger Agreement, for each share of Hamilton common stock outstanding as of the effective date, the Company will issue $4.10 in cash, without interest, and 0.54 shares of of the Company's common stock, no par value per share. The cash consideration is subject to reduction based on potential losses, write-downs, or reserves related to certain identified loans.
In connection with the Mercersburg and Hamilton acquisitions, we incurred merger related expenses totaling $3,197,000 for the year ended December 31, 2018, which are included in noninterest expenses. The expenses consisted primarily of $1,502,000 of investment banking, legal and consulting fees; $1,065,000 of information systems expense, including canceling of contracts; and $630,000 of other expenses.

NOTE 3. SECURITIES AVAILABLE FOR SALE
At December 31, 2018 and 2017 all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at December 31, 2018 and 2017.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
States and political subdivisions	$144,596	$1,919	$1,511	$145,004
GSE residential CMOs	110,421	332	2,689	108,064
Private label residential CMOs	144	0	1	143
Private label commercial CMOs	75,911	55	921	75,045
Asset-backed and other	138,535	126	1,073	137,588
Totals	$469,607	$2,432	$6,195	$465,844
December 31, 2017
States and political subdivisions	$153,803	$6,133	$478	$159,458
GSE residential MBSs	48,600	930	0	49,530
GSE residential CMOs	113,658	296	2,835	111,119
Private label residential CMOs	999	4	0	1,003
Private label commercial CMOs	7,809	0	156	7,653
Asset-backed and other	86,837	133	425	86,545
Totals	$411,706	$7,496	$3,894	$415,308

The following table summarizes AFS securities with unrealized losses at December 31, 2018 and 2017, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
December 31, 2018
States and political subdivisions	27	$46,585	$662	6	$23,036	$849	33	$69,621	$1,511
GSE residential CMOs	1	18,037	122	7	46,168	2,567	8	64,205	2,689
Private label residential CMOs	1	143	1	0	0	0	1	143	1
Private label commercial CMOs	11	56,499	712	2	6,349	209	13	62,848	921
Asset-backed and other	6	78,900	859	3	10,808	214	9	89,708	1,073
Totals	46	$200,164	$2,356	18	$86,361	$3,839	64	$286,525	$6,195
December 31, 2017
States and political subdivisions	7	$24,577	$473	1	$5,585	$5	8	$30,162	$478
GSE residential CMOs	4	25,155	914	5	37,459	1,921	9	62,614	2,835
Private label commercial CMOs	2	7,653	156	0	0	0	2	7,653	156
Asset-backed and other	6	60,006	425	0	0	0	6	60,006	425
Totals	19	$117,391	$1,968	6	$43,044	$1,926	25	$160,435	$3,894

State and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2018 or at December 31, 2017.

GSE Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2018 or at December 31, 2017.
Private Label Residential CMOs, Private Label Commercial CMOs and Asset-backed and Other. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at December 31, 2018 or at December 31, 2017.
The following table summarizes amortized cost and fair value of AFS securities by contractual maturity at December 31, 2018. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$799	$800
Due after one year through five years	2,531	2,542
Due after five years through ten years	37,168	37,229
Due after ten years	104,098	104,433
CMOs	186,476	183,252
Asset-backed and other	138,535	137,588
	$469,607	$465,844

The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the years ended December 31.

(Dollars in thousands)	2018	2017	2016

Proceeds from sale of AFS securities	$156,364	$162,320	$64,742
Gross gains	1,681	1,477	1,468
Gross losses	675	287	48
AFS securities with a fair value of $164,233,000 and $319,907,000 at December 31, 2018 and December 31, 2017 were pledged to secure public funds and for other purposes as required or permitted by law.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at December 31, 2018 and December 31, 2017.

(Dollars in thousands)	2018	2017
Commercial real estate:
Owner-occupied	$129,650	$116,811
Non-owner occupied	252,794	244,491
Multi-family	78,933	53,634
Non-owner occupied residential	100,367	77,980
Acquisition and development:
1-4 family residential construction	7,385	11,730
Commercial and land development	42,051	19,251
Commercial and industrial	160,964	115,663
Municipal	50,982	42,065
Residential mortgage:
First lien	235,296	162,509
Home equity – term	12,208	11,784
Home equity – lines of credit	143,616	132,192
Installment and other loans	33,411	21,902
Total Loans (1)	$1,247,657	$1,010,012
(1) Includes $135,009,000 of acquired loans at December 31, 2018.
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
The Company has a loan review policy and program which is designed to identify and monitor risk in the lending function. The ERM Committee, comprised of executive officers and loan department personnel, is charged with the oversight of overall credit quality and risk exposure of the Company's loan portfolio. This includes the monitoring of the lending activities of all Company personnel with respect to underwriting and processing new loans and the timely follow-up and corrective action for loans showing signs of deterioration in quality. A loan review program provides the Company with an independent review of the commercial loan portfolio on an ongoing basis. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as extended delinquencies, bankruptcy, repossession or death of the borrower occurs, which heightens awareness as to a possible credit event.
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

The following summarizes the Company’s loan portfolio ratings based on its internal risk rating system at December 31, 2018 and 2017:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
December 31, 2018
Commercial real estate:
Owner-occupied	$121,903	$3,024	$987	$1,880	$0	$1,856	$129,650
Non-owner occupied	242,136	10,008	0	0	0	650	252,794
Multi-family	71,482	5,886	717	131	0	717	78,933
Non-owner occupied residential	98,125	736	1,197	309	0	0	100,367
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,251	25	583	0	0	192	42,051
Commercial and industrial	150,286	2,278	2,940	286	0	5,174	160,964
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	229,436	0	0	2,877	0	2,983	235,296
Home equity – term	12,170	0	0	16	0	22	12,208
Home equity – lines of credit	142,638	165	15	798	0	0	143,616
Installment and other loans	33,229	15	1	0	0	166	33,411
	$1,201,023	$22,137	$6,440	$6,297	$0	$11,760	$1,247,657

December 31, 2017
Commercial real estate:
Owner-occupied	$113,240	$413	$1,921	$1,237	$0	$0	$116,811
Non-owner occupied	235,919	0	4,507	4,065	0	0	244,491
Multi-family	48,603	4,113	753	165	0	0	53,634
Non-owner occupied residential	76,373	142	1,084	381	0	0	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	492	0	0	11,730
Commercial and land development	18,635	5	611	0	0	0	19,251
Commercial and industrial	113,162	2,151	0	350	0	0	115,663
Municipal	42,065	0	0	0	0	0	42,065
Residential mortgage:
First lien	158,673	0	0	3,836	0	0	162,509
Home equity – term	11,762	0	0	22	0	0	11,784
Home equity – lines of credit	131,585	80	60	467	0	0	132,192
Installment and other loans	21,891	0	0	11	0	0	21,902
	$983,146	$6,904	$8,936	$11,026	$0	$0	$1,010,012

For commercial real estate, acquisition and development, and commercial and industrial loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, loans that are more than 90 days past due are deemed impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed to determine if the loan should be placed on nonaccrual status. Nonaccrual loans in the commercial and commercial real estate portfolios and any TDRs are, by definition, deemed to be impaired. Impairment is measured on a loan-by-loan basis for commercial, construction and restructured loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For loans that are deemed to be impaired for extended periods of time, periodic updates on fair values are obtained, which may include updated appraisals. Updated fair values are incorporated into the impairment analysis in the next reporting period.
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
At December 31, 2018 and 2017, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loans’ impairment were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
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
Generally, impaired commercial loans secured by real estate, other than performing TDRs, are measured at fair value using certified real estate appraisals that had been completed within the last 18 months. Appraised values are discounted for estimated costs to sell the property and other selling considerations to arrive at the property’s fair value. In those situations in which it is determined an updated appraisal is not required for loans individually evaluated for impairment, fair values are based on one or a combination of approaches. In those situations in which a combination of approaches is considered, the factor that carries the most consideration will be the one management believes is warranted. The approaches are:

•Original appraisal – if the original appraisal provides a strong loan-to-value ratio (generally 70% or lower) and, after consideration of market conditions and knowledge of the property and area, it is determined by the Credit Administration staff that there has not been a significant deterioration in the collateral value, the original certified appraised value may be used. Discounts as deemed appropriate for selling costs are factored into the appraised value in arriving at fair value.
•Discounted cash flows – in limited cases, discounted cash flows may be used on projects in which the collateral is liquidated to reduce the borrowings outstanding, and is used to validate collateral values derived from other approaches.
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
The Company distinguishes Substandard loans on both an impaired and nonimpaired basis, as it places less emphasis on a loan’s classification, and increased reliance on whether the loan was performing in accordance with the contractual terms. A

Substandard classification does not automatically meet the definition of impaired. Loss potential, while existing in the aggregate amount of Substandard loans, does not have to exist in individual extensions of credit classified Substandard. As a result, the Company’s methodology includes an evaluation of certain accruing commercial real estate, acquisition and development, and commercial and industrial loans rated Substandard to be collectively, as opposed to individually, evaluated for impairment. Although the Company believes these loans meet the definition of Substandard, they are generally performing and management has concluded that it is likely we will be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.
Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
The following table, which excludes PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2018 and 2017. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
December 31, 2018
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,880	$2,576
Multi-family	0	0	0	131	336
Non-owner occupied residential	0	0	0	309	632
Commercial and industrial	0	0	0	286	457
Residential mortgage:
First lien	743	743	38	2,134	2,727
Home equity—term	0	0	0	16	23
Home equity—lines of credit	0	0	0	798	1,081
	$743	$743	$38	$5,554	$7,832
December 31, 2017
Commercial real estate:
Owner-occupied	$0	$0	$0	$1,237	$2,479
Non-owner occupied	0	0	0	4,065	4,856
Multi-family	0	0	0	165	352
Non-owner occupied residential	0	0	0	381	669
Acquisition and development:
1-4 family residential construction	0	0	0	492	492
Commercial and industrial	0	0	0	350	495
Residential mortgage:
First lien	872	872	42	2,964	3,706
Home equity—term	0	0	0	22	27
Home equity—lines of credit	0	0	0	467	628
Installment and other loans	9	9	9	2	33
	$881	$881	$51	$10,145	$13,737

The following table, which excludes PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the years ended December 31, 2018, 2017 and 2016.

	2018		2017		2016
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,495	$2	$1,000	$6	$1,758	$0
Non-owner occupied	1,842	0	392	0	6,831	0
Multi-family	148	0	182	0	216	0
Non-owner occupied residential	346	0	418	0	645	0
Acquisition and development:
1-4 family residential construction	181	0	154	0	0	0
Commercial and land development	1	0	0	0	3	0
Commercial and industrial	322	0	413	0	575	0
Residential mortgage:
First lien	3,234	59	4,012	58	4,525	33
Home equity – term	19	0	61	0	98	0
Home equity – lines of credit	657	2	488	2	455	0
Installment and other loans	4	0	10	0	12	0
	$8,249	$63	$7,130	$66	$15,118	$33
The following table presents impaired loans that are TDRs, with the recorded investment at December 31, 2018 and December 31, 2017.

	2018		2017
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner-occupied	1	$39	1	$52
Residential mortgage:
First lien	11	1,069	11	1,102
Home equity - lines of credit	1	24	1	29
	13	1,132	13	1,183
Nonaccruing:
Commercial real estate:
Owner-occupied	1	37	1	57
Residential mortgage:
First lien	8	658	8	715
Installment and other loans	0	0	1	3
	9	695	10	775
	22	$1,827	23	$1,958

There were no restructured loans for the years ended December 31, 2018, 2017, and 2016 that were modified as TDRs within the previous 12 months which were in payment default.

The following table presents the number of loans modified, and their pre-modification and post-modification investment balances for the years ended December 31, 2017, and 2016. There were no loans modified during 2018.

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans at December 31, 2018 and 2017.

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2018
Commercial real estate:
Owner-occupied	$125,887	$66	$0	$0	$66	$1,841	$127,794
Non-owner occupied	252,144	0	0	0	0	0	252,144
Multi-family	78,085	0	0	0	0	131	78,216
Non-owner occupied residential	99,803	226	29	0	255	309	100,367
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,822	37	0	0	37	0	41,859
Commercial and industrial	154,988	411	105	0	516	286	155,790
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	228,179	1,592	734	0	2,326	1,808	232,313
Home equity – term	11,487	678	5	0	683	16	12,186
Home equity – lines of credit	142,394	420	28	0	448	774	143,616
Installment and other loans	33,135	66	44	0	110	0	33,245
Subtotal	1,226,291	3,496	945	0	4,441	5,165	1,235,897
Loans acquired with credit deterioration:
Commercial real estate:
Owner-occupied	1,784	0	72	0	72	0	1,856
Non-owner occupied	650	0	0	0	0	0	650
Multi-family	717	0	0	0	0	0	717
Acquisition and development:
Commercial and land development	192	0	0	0	0	0	192
Commercial and industrial	4,943	231	0	0	231	0	5,174
Residential mortgage:
First lien	2,506	382	42	53	477	0	2,983
Home equity – term	17	5	0	0	5	0	22
Installment and other loans	149	13	0	4	17	0	166
Subtotal	10,958	631	114	57	802	0	11,760
	$1,237,249	$4,127	$1,059	$57	$5,243	$5,165	$1,247,657

		Days Past Due
	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2017
Commercial real estate:
Owner-occupied	$115,605	$4	$17	$0	$21	$1,185	$116,811
Non-owner occupied	240,426	0	0	0	0	4,065	244,491
Multi-family	53,469	0	0	0	0	165	53,634
Non-owner occupied residential	77,454	145	0	0	145	381	77,980
Acquisition and development:
1-4 family residential construction	11,238	0	0	0	0	492	11,730
Commercial and land development	19,226	25	0	0	25	0	19,251
Commercial and industrial	115,312	1	0	0	1	350	115,663
Municipal	42,065	0	0	0	0	0	42,065
Residential mortgage:
First lien	155,387	3,333	1,055	0	4,388	2,734	162,509
Home equity – term	11,753	9	0	0	9	22	11,784
Home equity – lines of credit	131,208	474	72	0	546	438	132,192
Installment and other loans	21,749	141	1	0	142	11	21,902
	$994,892	$4,132	$1,145	$0	$5,277	$9,843	$1,010,012

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
The following table presents activity in the ALL for the years ended December 31, 2018, 2017 and 2016.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2018
Balance, beginning of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	(442)	396	209	14	177	363	165	528	95	800
Charge-offs	(17)	(7)	0	0	(24)	(148)	(292)	(440)	0	(464)
Recoveries	572	11	1	0	584	138	160	298	0	882
Balance, end of year	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
December 31, 2017
Balance, beginning of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775
Provision for loan losses	38	(167)	333	30	234	531	174	705	61	1,000
Charge-offs	(835)	0	(85)	0	(920)	(180)	(166)	(346)	0	(1,266)
Recoveries	30	4	124	0	158	70	59	129	0	287
Balance, end of year	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
December 31, 2016
Balance, beginning of year	$7,883	$850	$1,012	$58	$9,803	$2,870	$121	$2,991	$774	$13,568
Provision for loan losses	107	(270)	129	(4)	(38)	532	116	648	(360)	250
Charge-offs	(872)	0	(79)	0	(951)	(577)	(194)	(771)	0	(1,722)
Recoveries	412	0	12	0	424	154	101	255	0	679
Balance, end of year	$7,530	$580	$1,074	$54	$9,238	$2,979	$144	$3,123	$414	$12,775

The following table summarizes the ending loan balances individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at December 31, 2018 and 2017. PCI loans are excluded from loans individually evaluated for impairment.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
December 31, 2018
Loans allocated by:
Individually evaluated for impairment	$2,320	$0	$286	$0	$2,606	$3,691	$0	$3,691	$0	$6,297
Collectively evaluated for impairment	559,424	49,436	160,678	50,982	820,520	387,429	33,411	420,840	0	1,241,360
	$561,744	$49,436	$160,964	$50,982	$823,126	$391,120	$33,411	$424,531	$0	$1,247,657
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$38	$0	$38	$0	$38
Collectively evaluated for impairment	6,876	817	1,656	98	9,447	3,715	244	3,959	570	13,976
	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
December 31, 2017
Loans allocated by:
Individually evaluated for impairment	$5,848	$492	$350	$0	$6,690	$4,325	$11	$4,336	$0	$11,026
Collectively evaluated for impairment	487,068	30,489	115,313	42,065	674,935	302,160	21,891	324,051	0	998,986
	$492,916	$30,981	$115,663	$42,065	$681,625	$306,485	$21,902	$328,387	$0	$1,010,012
Allowance for loan losses allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$42	$9	$51	$0	$51
Collectively evaluated for impairment	6,763	417	1,446	84	8,710	3,358	202	3,560	475	12,745
	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796

The following table provides activity for the accretable yield of purchased impaired loans for the year ended December 31, 2018.

(Dollars in thousands)
Accretable yield, beginning of year	$0
New loans purchased	2,243
Accretion of income	(178)
Accretable yield, end of year	$2,065

NOTE 5. PREMISES AND EQUIPMENT
The following table summarizes premises and equipment at December 31.

(Dollars in thousands)	2018	2017

Land	$7,825	$7,664
Buildings and improvements	31,987	31,154
Leasehold improvements	3,926	2,482
Furniture and equipment	22,998	22,023
Construction in progress	1,946	89
	68,682	63,412
Less accumulated depreciation and amortization	30,481	28,603
	$38,201	$34,809
Depreciation expense totaled $2,609,000, $2,650,000, and $2,311,000 for the years ended December 31, 2018, 2017 and 2016.
During 2016, $5,600,000 of premises and equipment, predominantly furniture and equipment, was identified as retired from active use. The Company recorded a loss of $147,000 in connection with this retirement.
At December 31, 2018, bank premises with an estimated fair value of $1,003,000, which were acquired in the Mercersburg acquisition, are designated by management as held for sale and included in other assets on the consolidated balance sheets. The branch locations were closed on February 1, 2019.
The Company leases land and building space associated with certain branch offices, remote automated teller machines, and certain equipment under operating lease agreements which expire at various times through 2027. Rent expense charged to operations in connection with these leases totaled $781,000, $639,000 and $601,000 for the years ended December 31, 2018, 2017 and 2016.
The following table summarizes minimum rental commitments for years ending December 31 under operating leases with maturities in excess of one year at December 31, 2018.

(Dollars in thousands)
2019	$782
2020	757
2021	578
2022	470
2023	425
Thereafter	4,948
$7,960

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents presents changes in goodwill for years ended December 31.

(Dollars in thousands)	2018	2017	2016
Balance, beginning of year	$719	$719	$0
Acquired goodwill	11,873	0	719
Balance, end of year	$12,592	$719	$719

The following table presents changes in other intangible assets for years ended December 31.

(Dollars in thousands)	2018	2017	2016
Balance, beginning of year	$356	$458	$207
Acquired CDI	3,840	0	0
Acquired other customer relationship intangibles	0	0	350
Amortization expense	(286)	(102)	(99)
Balance, end of year	$3,910	$356	$458

The following table presents the components of other identifiable intangible assets at December 31.

	2018		2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$3,840	$190	$0	$0
Other customer relationship intangibles	931	671	937	581
Total	$4,771	$861	$937	$581

The following table presents estimated aggregate amortization expense for years ending December 31.

(Dollars in thousands)
2019	$788
2020	687
2021	598
2022	513
2023	429
Thereafter	895
$3,910

NOTE 7. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2015.
The following table summarizes income tax expense for years ended December 31.

(Dollars in thousands)	2018	2017	2016
Current expense	$1,097	$1,260	$1,498
Deferred expense (benefit)	543	443	(232)
Expense due to enactment of federal tax reform legislation	0	2,635	0
Income tax expense	$1,640	$4,338	$1,266

The following table reconciles the Company's effective income tax rate to its statutory federal rate for years ended December 31.

	2018	2017	2016

Statutory federal tax rate	21.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest income	(7.7)%	(13.0)%	(16.0)%
Income from life insurance	(1.7)%	(2.4)%	(4.7)%
Disallowed interest expense	0.8%	1.0%	1.0%
Low-income housing credits and related expense	(2.5)%	(4.6)%	(7.2)%
Merger related	0.6%	0.0%	0.0%
Expense due to enactment of federal tax reform legislation	0.0%	21.2%	0.0%
Regulatory settlement	0.0%	0.0%	4.3%
Change in statutory federal tax rate	0.0%	0.0%	2.3%
Other	0.9%	(1.3)%	2.3%
Effective income tax rate	11.4%	34.9%	16.0%
Income tax expense includes $211,000, $405,000 and $483,000 related to net security gains for the years ended December 31, 2018, 2017, and 2016.
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
The Company's deferred tax asset related to low-income housing credit carryforwards was not impacted by the change in statutory tax rate, as it is treated as payments on future federal income taxes due and not subject to remeasurement. However, the Tax Act did change alternative minimum tax credit carryforwards to be refundable credits. To reflect this change, the Company reclassed its alternative minimum tax credit carryforwards, totaling $5,343,000 at December 31, 2017, from deferred tax assets to other assets in the consolidated balance sheets.
There were no penalties or interest related to income taxes recorded in the income statement for the years ended December 31, 2018, 2017 and 2016 and no amounts accrued for penalties as of December 31, 2018 and 2017.

The following table summarizes the Company's deferred tax assets and liabilities at December 31.

(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,143	$2,919
Deferred compensation	723	355
Retirement and salary continuation plans	1,416	1,301
Share-based compensation	742	597
Off-balance sheet reserves	219	207
Nonaccrual loan interest	537	258
Net unrealized losses on securities available for sale	791	0
Purchase accounting adjustments	1,795	39
Bonus accrual	470	25
Low-income housing credit carryforward	641	2,313
Other	321	390
Total deferred tax assets	10,798	8,404
Deferred tax liabilities:
Depreciation	458	488
Net unrealized gains on securities available for sale	0	757
Mortgage servicing rights	590	536
Purchase accounting adjustments	1,021	251
Other	150	122
Total deferred tax liabilities	2,219	2,154
Net deferred tax asset, included in Other Assets	$8,579	$6,250
At December 31, 2018, the Company has low-income housing credit carryforwards that expire through 2038. A deferred tax asset is recognized for these carryforwards because the benefit is more likely than not to be realized.
NOTE 8. RETIREMENT PLANS
The Company maintains a 401(k) profit-sharing plan for employees who meet the plan's eligibility requirements. Substantially all of the Company’s employees are covered by the plan, which contains limited match or safe harbor provisions. Employer contributions to the plan are based on the performance of the Company and are at the discretion of the Board of Directors. Employer contribution expense totaled $479,000, $432,000 and $334,000 for the years ended December 31, 2018, 2017, and 2016.
The Company has deferred compensation agreements with certain present and former directors, whereby a director or his beneficiaries will receive a monthly retirement benefit beginning at age 65. The arrangement is funded by an amount of life insurance on the participating director, which is calculated to meet the Company’s obligations under the compensation agreement. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $82,000 and $94,000 at December 31, 2018 and 2017. Expense for this plan totaled $9,000, $11,000 and $12,000 for the years ended December 31, 2018, 2017, and 2016.
The Company also has supplemental discretionary deferred compensation plans for directors and executive officers. The plans are funded annually with director fees and salary reductions which are either placed in a trust account invested by the Bank’s OFA division or recognized as a liability. The trust account balance totaled $1,692,000 and $1,571,000 at December 31, 2018 and 2017 and is offset by other liabilities in the same amount. Expense for these plans totaled $61,000, $10,000 and $15,000, for the years ended December 31, 2018, 2017, and 2016.
In addition, the Company has two supplemental retirement and salary continuation plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Company. The estimated present value of future benefits to be paid totaled $8,548,000 and $6,109,000 at December 31, 2018 and 2017. Expense for these plans totaled $872,000, $739,000 and $727,000, for the years ended December 31, 2018, 2017, and 2016.

The Company has promised a continuation of life insurance coverage to certain persons post-retirement. The estimated present value of future benefits to be paid totaled $1,457,000 and $937,000 at December 31, 2018 and 2017. Expense for this plan totaled $126,000, $77,000 and $61,000 for the years ended December 31, 2018, 2017, and 2016.
Life insurance policy cash values and trust account balances, and estimated present values of future benefits and deferred compensation liabilities, noted above are included in other assets and other liabilities, respectively, on the consolidated balance sheets.
NOTE 9. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At the 2018 Annual Meeting of Shareholders on May 1, 2018, the Company's shareholders approved an increase in the number of shares available for issuance to 881,920 shares and extended the term of the 2011 Plan to May 31, 2028, subject to any future extensions. At December 31, 2018, 881,920 shares of the common stock of the Company were reserved to be issued and 533,852 shares were available to be issued.
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
The following table presents a summary of nonvested restricted shares activity for 2018.

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares, beginning of year	268,411	$18.18
Granted	85,817	25.63
Forfeited	(37,392)	18.72
Vested	(41,424)	18.84
Nonvested shares, end of year	275,412	$20.33

The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested at December 31.

(Dollars in thousands)	2018	2017	2016

Restricted share award expense	$1,479	$1,369	$941
Restricted share award tax benefit	374	465	320
Fair value of shares vested	1,074	303	237
At December 31, 2018 and 2017, unrecognized compensation expense related to the share awards totaled $2,115,000, and $2,035,000. The unrecognized compensation expense at December 31, 2018 is expected to be recognized over a weighted-average period of 1.6 years.

The following table presents a summary of outstanding stock options activity for 2018.

	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	59,583	$25.89
Forfeited	(2,235)	28.02
Expired	(15,214)	30.11
Exercised	(1,150)	21.14
Options outstanding and exercisable, end of year	40,984	$24.34
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at December 31, 2018.

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$21.14 - $24.99	31,519	1.40	$21.51
$25.00 - $34.99	2,792	1.25	25.76
$35.00 - $37.59	6,673	0.56	37.10
$21.14 - $37.59	40,984	1.25	$24.34
Outstanding and exercisable options had an intrinsic value of $0 at December 31, 2018 and $127,000 at December 31, 2017.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary at the lower of 95% of the fair market value of the shares on the semi-annual offering date, or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At December 31, 2018, 173,465 shares were available to be issued.
The following table presents information for the employee stock purchase plan for years ended December 31.

(Dollars in thousands except share information)	2018	2017	2016

Shares purchased	5,907	6,632	6,334
Weighted average price of shares purchased	$23.04	$20.57	$16.64
Compensation expense recognized	14	17	17
Tax benefits	3	6	6
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.
NOTE 10. DEPOSITS
The following table summarizes deposits by type at December 31.

	2018	2017
(Dollars in thousands)
Noninterest-bearing	$204,843	$162,343
NOW and money market	856,520	687,936
Savings	113,515	95,148
Time ($250,000 or less)	343,551	252,200
Time (over $250,000)	40,327	21,888
Total	$1,558,756	$1,219,515

The following table summarizes scheduled maturities of time deposits for years ending December 31.

(Dollars in thousands)
2019	$259,909
2020	97,008
2021	14,486
2022	8,603
2023	2,941
Thereafter	931
$383,878

Brokered time deposits totaled $126,556,000 and $96,368,000 at December 31, 2018 and 2017. Management evaluates brokered deposits as a funding option, taking into consideration regulatory views on such deposits as non-core funding sources. Time deposits that meet or exceed the FDIC limit of $250,000 at December 31, 2018 and 2017 totaled $40,327,000 and $21,888,000.
NOTE 11. RELATED PARTY TRANSACTIONS
Directors and executive officers of the Company, including their immediate families and companies in which they have a direct or indirect material interest, are considered to be related parties. In the ordinary course of business, the Company engages in various related party transactions, including extending credit and bank service transactions. The Company relies on the directors and executive officers for the identification of their associates.
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table presents the aggregate activity in loans to related parties during 2018.

(Dollars in thousands)

Balance, beginning of year	$673
New loans	1,080
Repayments	(728)
Director and officer relationship changes	16
Balance, end of year	$1,041
None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2018 or 2017.
The Company accepts deposits from related parties, which totaled $3,536,000 and $3,723,000 at December 31, 2018 and 2017, on the same terms, including interest rates, as those prevailing at the time for comparable transactions with non-related parties.

NOTE 12. SHORT-TERM BORROWINGS
The Company has short-term borrowing capability, including short-term borrowings from the FHLB, federal funds purchased and the FRB discount window.
The following table summarizes the use of these short-term borrowings at and for the years ended December 31.

(Dollars in thousands)	2018	2017	2016
Balance at year-end	$55,000	$50,000	$52,000
Weighted average interest rate at year-end	2.76%	1.21%	0.76%
Average balance during the year	$71,457	$54,610	$17,841
Average interest rate during the year	2.09%	1.08%	0.61%
Maximum month-end balance during the year	$103,000	$72,000	$52,000
The Company enters into borrowing arrangements with certain of its deposit customers by agreements to repurchase ("repurchase agreements") under which the Company pledges investment securities owned and under its control as collateral against the borrowing arrangement, which generally matures within one day from the transaction date. The Company is required to hold U.S. Treasury, U.S. Agency or U.S. GSE securities as underlying securities for repurchase agreements. The following table provides additional details for repurchase agreements at and for the years ended December 31.

(Dollars in thousands)	2018	2017	2016
Balance at year-end	$9,069	$43,576	$35,864
Weighted average interest rate at year-end	1.22%	0.56%	0.20%
Average balance during the year	$9,715	$43,205	$38,546
Average interest rate during the year	0.82%	0.45%	0.20%
Maximum month-end balance during the year	$14,591	$55,270	$52,693
Fair value of securities underlying the agreements at year-end	17,942	53,485	56,201

NOTE 13. LONG-TERM DEBT
The following table presents components of the Company’s long-term debt at December 31.

	Amount		Weighted Average rate
(Dollars in thousands)	2018	2017	2018	2017
FHLB fixed rate advances maturing:
2019	$40,000	$40,000	1.86%	1.86%
2020	40,350	40,350	1.76%	1.76%
	80,350	80,350	1.81%	1.81%
FHLB amortizing advance requiring monthly principal and interest payments, maturing:
2025	3,100	3,465	4.74%	4.74%
Total FHLB Advances	$83,450	$83,815	1.92%	1.93%
Except for amortizing advances, interest only is paid on a quarterly basis.

The following table summarizes the aggregate amount of future principal payments required on these borrowings at December 31, 2018:

Years Ending December 31,
(Dollars in thousands)
2019	$40,382
2020	40,751
2021	421
2022	441
2023	462
Thereafter	993
$83,450
The Bank is a member of the FHLB of Pittsburgh and has available the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement for advances, lines and letters of credit from the FHLB, collateral for all outstanding advances, lines and letters of credit consisted of 1-4 family mortgage loans and other real estate secured loans totaling $554,306,000 at December 31, 2018. The Bank had additional availability of $330,306,000 at the FHLB on December 31, 2018 based on its qualifying collateral, net of short-term borrowings and long-term debt detailed above, deposit letters of credit totaling $84,000,000 and non-deposit letters of credit totaling $1,550,000 at December 31, 2018.
The Bank has available unsecured lines of credit, with interest based on the daily Federal Funds rate, with two correspondent banks totaling $30,000,000, at December 31, 2018. The Company also has a $5,000,000 unsecured line of credit, with a bank, at the prime rate of interest, at December 31, 2018. There were no borrowings under these lines of credit at December 31, 2018 and 2017.
NOTE 14. SUBORDINATED NOTES
The Company has unsecured subordinated notes payable, which mature December 30, 2028. At December 31, 2018, subordinated notes payable outstanding totaled $31,859,000, which qualified for Tier 2 capital. The notes are recorded net of remaining debt issuance costs totaling $641,000 at December 31, 2018, which are amortized over a 10 year period on an effective yield basis. The subordinated notes have a fixed interest rate of 6.0% through December 30, 2023, which then converts to a variable rate of three-month LIBOR for the applicable interest period plus 3.16% through maturity. The Company may, at its option, redeem the notes, in whole or in part, on any interest payment date on or after December 30, 2023, and at any time upon the occurrence of certain events. There are no debt covenants on the subordinated notes payable.
NOTE 15. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
The Company maintains a stockholder dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of the Company’s common stock at the prevailing market prices with reinvestment dividends and voluntary cash payments. The Company reserved 1,045,000 shares of its common stock to be issued under the dividend reinvestment and stock purchase plan. At December 31, 2018, approximately 665,000 shares were available to be issued under the plan.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks ("Basel III rules"), an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer was 1.25% for 2017, 1.875% for 2018 and is 2.50% for 2019 under phase-in rules. The Company and the Bank have elected not to include net unrealized gain or loss on available for sale securities in computing regulatory capital.
Effective with the third quarter of 2018, the FRB raised the consolidated asset limit to be considered a small bank holding company from $1,000,000,000 to $3,000,000,000, and a company with assets under the revised limits is not subject to the FRB consolidated capital rules. A company with consolidated assets under the revised limit may continue to file reports that include capital amounts and ratios. The Company has elected to continue to file those reports.

Management believes, at December 31, 2018 and 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification.
The following table presents capital amounts and ratios at December 31, 2018 and December 31, 2017.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital to risk weighted assets
Consolidated	$206,988	15.6%	$131,393	9.875%	n/a	n/a
Bank	177,892	13.4%	131,286	9.875%	$132,948	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	160,117	12.0%	104,782	7.875%	n/a	n/a
Bank	162,880	12.3%	104,696	7.875%	106,358	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	160,117	12.0%	84,823	6.375%	n/a	n/a
Bank	162,880	12.3%	84,754	6.375%	86,416	6.5%
Tier 1 Capital to average assets
Consolidated	160,117	8.4%	76,089	4.0%	n/a	n/a
Bank	162,880	8.6%	76,113	4.0%	95,142	5.0%
December 31, 2017
Total Capital to risk weighted assets
Consolidated	$152,386	13.3%	$106,040	9.250%	n/a	n/a
Bank	148,997	13.0%	105,747	9.250%	$114,321	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	138,774	12.1%	83,112	7.250%	n/a	n/a
Bank	135,385	11.8%	82,883	7.250%	91,457	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	138,774	12.1%	65,917	5.750%	n/a	n/a
Bank	135,385	11.8%	65,734	5.750%	74,308	6.5%
Tier 1 Capital to average assets
Consolidated	138,774	8.9%	62,042	4.0%	n/a	n/a
Bank	135,385	8.7%	62,066	4.0%	77,582	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At December 31, 2018, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.
On January 23, 2019, the Board declared a cash dividend of $0.15 per common share, which was paid on February 11, 2019.

Banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Parent Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2018, dividends from the Bank available to be paid to the Parent Company, without prior approval of the Bank's regulatory agency, totaled $20,490,000, subject to the Bank meeting or exceeding regulatory capital requirements. The Parent Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.
At December 31, 2018, there were no loans from the Bank to any nonbank affiliate, including the Parent Company. The Bank's loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank’s capital stock, surplus, and undivided profits, plus the ALL (as defined by regulation). Loans from the Bank to nonbank affiliates, including the Parent Company, are also required to be collateralized according to regulatory guidelines. At December 31, 2018, the maximum amount the Bank had available to loan nonbank affiliates totaled $17,789,000.
NOTE 16. EARNINGS PER SHARE
The following table presents earnings per share for years ended December 31.

(In thousands, except per share data)	2018	2017	2016

Net income	$12,805	$8,090	$6,628
Weighted average shares outstanding - basic	8,360	8,070	8,059
Dilutive effect of share-based compensation	177	156	86
Weighted average shares outstanding - diluted	8,537	8,226	8,145
Per share information:
Basic earnings per share	$1.53	$1.00	$0.82
Diluted earnings per share	1.50	0.98	0.81
Average outstanding stock options of 21,000, 42,000 and 90,000 for the years ended December 31, 2018, 2017 and 2016 were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each year above relates principally to restricted stock awards.

NOTE 17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The following table presents these contract, or notional, amounts at December 31.

(Dollars in thousands)	2018	2017
Commitments to fund:
Home equity lines of credit	$160,971	$139,281
1-4 family residential construction loans	13,002	11,420
Commercial real estate, construction and land development loans	31,133	44,592
Commercial, industrial and other loans	147,518	145,394
Standby letters of credit	13,909	12,273
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at December 31, 2018 and 2017, for guarantees under standby letters of credit issued was not material.
The Company maintains a reserve, based on historical loss experience of the related loan class, for off-balance sheet credit exposures that currently are not funded, in other liabilities. This reserve totaled $998,000 and $816,000 at December 31, 2018 and 2017. The following table presents the net amount expensed for this off-balance sheet credit exposures reserve for years ended December 31.

(Dollars in thousands)	2018	2017	2016

Off-balance sheet credit exposures expense	$182	$32	$312
The Company sells loans to the FHLB of Chicago as part of its MPF Program. Under the terms of the MPF Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to a minimum “BBB,” as determined by the FHLB of Chicago. Outstanding loans sold under the MPF Program totaled $30,149,000 and $31,977,000 at December 31, 2018 and 2017, with limited recourse back to the Company on these loans of $1,186,000 and $1,135,000, respectively. Many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Company’s overall exposure. The net amount expensed or recovered for the Company's estimate of losses under its recourse exposure for loans foreclosed, or in the process of foreclosure, is recorded in other expenses. The following table presents the net amounts expensed (recovered) for years ended December 31.

(Dollars in thousands)	2018	2017	2016

MPF program recourse loss expense (recovery)	$(135)	$25	$18

NOTE 18. FAIR VALUE
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
The Company had no fair value liabilities measured on a recurring basis at December 31, 2018 or 2017.
The following table summarizes assets measured at fair value on a recurring basis at December 31.
AFS Securities

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2018
States and political subdivisions	$0	$145,004	$0	$145,004
GSE residential CMOs	0	108,064	0	108,064
Private label residential CMOs	0	143	0	143
Private label commercial CMOs	0	67,836	7,209	75,045
Asset-backed and other	0	137,588	0	137,588
Totals	$0	$458,635	$7,209	$465,844
December 31, 2017
States and political subdivisions	$0	$159,458	$0	$159,458
GSE residential MBSs	0	49,530	0	49,530
GSE residential CMOs	0	111,119	0	111,119
Private label residential CMOs	0	1,003	0	1,003
Private label commercial CMOs	0	7,653	0	7,653
Asset-backed and other	0	86,545	0	86,545
Totals	$0	$415,308	$0	$415,308
During 2018, we purchased one private label commercial CMO that was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2018. Fair value for this investment at December 31, 2018 totaled $7,209,000. The investment was purchased at $7,213,000, premium amortization expense totaling $41,000 was included in earnings in 2018 and an unrealized gain of $37,000 was recognized in other comprehensive income in 2018. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
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

Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $928,000 and $2,266,000 at December 31, 2018 and 2017. Changes in the fair value of impaired loans for those still held at December 31 considered in the determination as to the provision for loan losses, totaled $146,000, $867,000 and $268,000 for the years ended December 31, 2018, 2017, and 2016.
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. There were no specific charges to value OREO at the lower of cost or fair value on properties held at December 31, 2018 and 2017. Changes in the fair value of foreclosed real estate for those still held at December 31 charged to OREO totaled $0, $0, and $43,000 for the years ending December 31, 2018, 2017, and 2016.
The following table summarizes assets measured at fair value on a nonrecurring basis at December 31.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
December 31, 2018
Impaired loans
Commercial real estate:
Owner-occupied	$0	$0	$1,087	$1,087
Multi-family	0	0	131	131
Non-owner occupied residential	0	0	278	278
Commercial and industrial	0	0	25	25
Residential mortgage:
First lien	0	0	1,121	1,121
Home equity - lines of credit	0	0	409	409
Total impaired loans	$0	$0	$3,051	$3,051
December 31, 2017
Impaired loans
Commercial real estate:
Owner-occupied	$0	$0	$430	$430
Non-owner occupied	0	0	4,066	4,066
Multi-family	0	0	165	165
Non-owner occupied residential	0	0	344	344
Commercial and industrial	0	0	53	53
Residential mortgage:
First lien	0	0	1,951	1,951
Home equity - lines of credit	0	0	161	161
Installment and other loans	0	0	3	3
Total impaired loans	$0	$0	$7,173	$7,173

 The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2018
Impaired loans	$3,051	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 75% discount
			- Management adjustments for liquidation expenses	6% - 20% discount
December 31, 2017
Impaired loans	$7,173	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	7% - 75% discount
			- Management adjustments for liquidation expenses	0% - 20% discount

Fair values of financial instruments
GAAP requires disclosure of the fair value of financial assets and liabilities, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The following table presents the carrying amounts and estimated fair values of financial assets and liabilities at December 31.

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets
Cash and due from banks	$26,156	$26,156	$26,156	$0	$0
Interest-bearing deposits with banks	45,664	45,664	45,664	0	0
Federal funds sold	16,995	16,995	16,995	0	0
Restricted investments in bank stock	10,842	n/a	n/a	n/a	n/a
AFS securities	465,844	465,844	0	458,635	7,209
Loans held for sale	3,340	3,413	0	3,413	0
Loans, net of allowance for loan losses	1,233,643	1,229,645	0	0	1,229,645
Accrued interest receivable	5,927	5,927	0	2,853	3,074
Financial Liabilities
Deposits	1,558,756	1,555,912	0	1,555,912	0
Short-term borrowings	64,069	64,069	0	64,069	0
Long-term debt	83,450	82,951	0	82,951	0
Subordinated notes	31,859	31,256	0	31,256	0
Accrued interest payable	1,301	1,301	0	1,301	0
Off-balance sheet instruments	0	0	0	0	0
December 31, 2017
Financial Assets
Cash and due from banks	$21,734	$21,734	$21,734	$0	$0
Interest-bearing deposits with banks	8,073	8,073	8,073	0	0
Restricted investments in bank stock	9,997	n/a	n/a	n/a	n/a
AFS securities	415,308	415,308	0	415,308	0
Loans held for sale	6,089	6,272	0	6,272	0
Loans, net of allowance for loan losses	997,216	994,617	0	0	994,617
Accrued interest receivable	5,048	5,048	0	2,580	2,468
Financial Liabilities
Deposits	1,219,515	1,213,288	0	1,213,288	0
Short-term borrowings	93,576	93,576	0	93,576	0
Long-term debt	83,815	83,949	0	83,949	0
Accrued interest payable	495	495	0	495	0
Off-balance sheet instruments	0	0	0	0	0

The methods used to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01, the methods utilized to measure the fair value of financial instruments at December 31, 2018 represents an approximation of exit price, however, an actual exit price may differ.

NOTE 19. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

At December 31, 2018 and December 31, 2017, the Company had receivables from customers totaling $640,000 and $682,000.

The following table presents our noninterest income disaggregated by revenue source for the years ended December 31.

(Dollars in thousands)	2018	2017	2016
Noninterest income
Service charges on deposits	$3,578	$3,392	$3,285
Trust and investment management income	6,576	6,400	5,091
Brokerage income	2,035	1,896	1,933
Merchant and bankcard fees (interchange income)	2,821	2,618	2,563
Revenue from contracts with customers	15,010	14,306	12,872

Other service charges	1,392	673	591
Mortgage banking activities	2,663	2,919	3,412
Income from life insurance	1,463	1,109	1,099
Other income	320	190	345
Investment securities gains	1,006	1,190	1,420
Total noninterest income	$21,854	$20,387	$19,739

NOTE 20. ORRSTOWN FINANCIAL SERVICES, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash in Orrstown Bank	$28,596	$703
Deposits with other banks	0	214
Total cash	28,596	917
Investment in Orrstown Bank	175,299	140,429
Other assets	2,057	4,067
Total assets	$205,952	$145,413
Liabilities
Subordinated notes	$31,859	$0
Accrued interest and other liabilities	660	648
Total liabilities	32,519	648
Shareholders’ Equity
Common stock	491	435
Additional paid-in capital	151,678	125,458
Retained earnings	24,472	16,042
Accumulated other comprehensive income (loss)	(2,972)	2,845
Treasury stock	(236)	(15)
Total shareholders’ equity	173,433	144,765
Total liabilities and shareholders’ equity	$205,952	$145,413

Condensed Statements of Income

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Income
Dividends from bank subsidiary	$4,450	$0	$2,200
Interest income from bank subsidiary	7	15	38
Other income	102	61	62
Total income	4,559	76	2,300
Expenses
Interest on short-term borrowings	57	0	0
Interest on subordinated notes	73	0	0
Total interest expense	130	0	0
Share-based compensation	205	247	216
Management fee to Bank	1,042	501	504
Merger related expenses	1,545	0	0
Other expenses	656	1,116	2,152
Total expenses	3,578	1,864	2,872
Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	981	(1,788)	(572)
Income tax benefit	(735)	(596)	(606)
Income (loss) before equity in undistributed income of subsidiaries	1,716	(1,192)	34
Equity in undistributed income of subsidiaries	11,089	9,282	6,594
Net income	$12,805	$8,090	$6,628

Condensed Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$12,805	$8,090	$6,628
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization	3	0	0
Deferred income taxes	22	16	4
Equity in undistributed income of subsidiaries	(11,089)	(9,282)	(6,594)
Share-based compensation	205	247	216
Net change in other liabilities	12	(35)	(6)
Net change in other assets	2,039	(377)	(849)
Net cash provided by (used in) operating activities	3,997	(1,341)	(601)
Cash flows from investing activities:
Capital contributed to subsidiaries	0	(6,100)	0
Net cash paid for acquisitions	(4,597)	0	0
Other, net	0	0	(500)
Net cash used in investing activities	(4,597)	(6,100)	(500)
Cash flows from financing activities:
Dividends paid	(4,375)	(3,488)	(2,898)
Proceeds from issuance of subordinated notes, net of costs	31,857	0	0
Proceeds from issuance of common stock	1,448	1,276	847
Payments to repurchase common stock	(651)	0	(631)
Net cash provided by (used in) financing activities	28,279	(2,212)	(2,682)
Net increase (decrease) in cash	27,679	(9,653)	(3,783)
Cash, beginning	917	10,570	14,353
Cash, ending	$28,596	$917	$10,570

NOTE 21. CONTINGENCIES
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
The allegations of SEPTA’s second amended complaint disclosed the existence of a confidential, non-public, fact-finding inquiry regarding the Company being conducted by the SEC. As disclosed in the Company’s Form 8-K filed on September 27, 2016, on that date the Company entered into a settlement agreement with the SEC resolving the investigation of accounting and related matters at the Company for the periods ended June 30, 2010, to December 31, 2011. As part of the settlement of the SEC’s administrative proceedings and pursuant to the cease-and-desist order, without admitting or denying the SEC’s findings, the Company, its Chief Executive Officer, its former Chief Financial Officer, its former Executive Vice President and Chief Credit Officer, and its Chief Accounting Officer, agreed to pay civil money penalties to the SEC. The Company agreed to pay a civil money penalty of $1,000,000. The Company had previously established a reserve for that amount which was expensed in the second fiscal quarter of 2016. In the settlement agreement with the SEC, the Company also agreed to cease and desist from committing or causing any violations and any future violations of Securities Act Sections 17(a)(2) and 17(a)(3) and Exchange Act Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B), and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder.
On September 27, 2016, the Orrstown Defendants filed with the Court a Notice of Subsequent Event in Further Support of their Motion to Dismiss the Second Amended Complaint, regarding the settlement with the SEC. The Notice attached a copy of the SEC’s cease-and-desist order and briefly described what the Company believed were the most salient terms of the neither

-admit-nor-deny settlement. On September 29, 2016, SEPTA filed a Response to the Notice, in which SEPTA argued that the settlement with the SEC did not support dismissal of the second amended complaint.
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
On August 9, 2018, SEPTA filed a motion to compel the production of Confidential Supervisory Information (CSI) of non-parties the Board of Governors of the Federal Reserve System (FRB) and the Pennsylvania Department of Banking and Securities, in the possession of Orrstown and third parties. On August 23, 2018, the Orrstown Defendants filed a response to the motion to compel. On August 30, 2018, the FRB filed an unopposed motion to intervene in the Action for the purpose of opposing SEPTA’s motion to compel, and on September 27, 2018, the FRB filed its brief in opposition to SEPTA’s motion. On October 11, 2018, SEPTA filed its reply brief in support of its motion to compel. On February 12, 2019, the Court denied SEPTA’s motion to compel the production of CSI on the ground that SEPTA had failed to exhaust its administrative remedies.
Party and non-party document discovery in the case continues. To date, SEPTA has taken two non-party depositions.
The Company believes that the allegations of SEPTA’s second amended complaint are without merit and intends to defend itself vigorously against those claims. It is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation. The Company incurred indemnification costs totaling $645,000 for the year ended December 31, 2017, with several professional service providers in connection with the SEPTA litigation. Indemnification costs incurred in 2018 were not material. These costs are included in legal fees in the consolidated statements of income.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A – CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2018. This evaluation did not include an assessment of those disclosure controls and procedures that are involved in, and did not include as assessment of, internal control over financial reporting as it relates to Mercersburg Financial Corporation. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2018, and that, except as described below, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2018.

At December 31, 2018, the business formerly operated by Mercersburg Financial Corporation was operating under a pre-acquisition system of internal controls over financial reporting. Our assessment did not include internal control over financial reporting related to this business. As a result of the Mercersburg Financial Corporation acquisition on October 1, 2018, we will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities.

Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."
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
All other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Section 16(a) Beneficial Ownership Reporting Compliance and Proposal 1 – Election of Directors – Biographical Summaries of Nominees and Directors; Information About Executive Officers; Involvement in Certain Legal Proceedings; and Proposal 1 – Election of Directors – Nomination of Directors, and Board Structure, Committees and Meeting Attendance.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Compensation of Directors, Compensation Discussion and Analysis, Compensation Committee Report, Executive Compensation Tables, Potential Payments Upon Termination or Change in Control and Compensation Committee Interlocks and Insider Participation.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents equity compensation plan information at December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	34,440	$24.23	533,852
Equity compensation plan not approved by security holders (1)	6,544	24.89	0
Total	40,984	$24.34	533,852
(1) Awards from the Non-Employee Director Stock Option Plan of 2000. Certain options granted remain outstanding from this plan, however no additional options will be granted under this plan.

All other information required by Item 12 is incorporated, by reference, from the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Share Ownership of Certain Beneficial Owners and Management.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 1 – Election of Directors – Director Independence, and Transactions with Related Persons, Promoters and Certain Control Persons.
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders filed pursuant to Regulation 14A, under Proposal 3 – Ratification of the Audit Committee’s Selection of Crowe LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2019 – Relationship with Independent Registered Public Accounting Firm.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

aThe following documents are filed as part of this report:
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
(3) – Exhibits

2.1(a)
Agreement and Plan of Merger, dated May 31, 2018, by and between Orrstown Financial Services, Inc. and Mercersburg Financial Corporation, incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed June 1, 2018.

2.1(b)
Agreement and Plan of Merger, dated October 23, 2018, by and between Orrstown Financial Services, Inc. and Hamilton Bancorp, Inc., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed October 24, 2018.

3.1	Articles of Incorporation as amended, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on January 29, 2010.

3.2	By-laws as amended, incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K filed January 30, 2018.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed February 8, 2010 (File No. 333-164780).

4.2
Subordinated Indenture, dated December 19, 2018, by and between Orrstown Financial Services, Inc., and U.S. Bank, National Association, incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 20, 2018.

4.3	Form of Global Note for subordinated notes, incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed December 20, 2018.

4.4	Form of Registration Rights Agreement for subordinated notes, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed December 20, 2018.

10.1(a)	Form of Change in Control Agreement for selected officers – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 14, 2008.

10.1(b)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 8, 2015.

10.1(c)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and David Boyle, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 2, 2015.

10.1(d)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Philip E. Fague, incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed June 2, 2015.

10.1(e)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed June 2, 2015.

10.1(f)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Barbara E. Brobst, incorporated by reference to Exhibit 10.10 to the Registrant's Form 8-K filed June 2, 2015.

10.1(g)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 14, 2017.

10.1(h)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert J. Fignar, incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 1, 2018.

10.1(i)	Change in Control Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Ellen Fish, incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed October 24, 2018.

10.2(a)	Amended and Restated Salary Continuation Agreement between Orrstown Bank and Phillip E. Fague, incorporated by reference to Exhibit 10.2 (b) of the Registrant’s Form 10-K filed March 15, 2010.

10.2(b)	Salary Continuation Agreement between Orrstown Bank and Thomas R. Quinn, Jr. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 8, 2010.

10.2(c)	Salary Continuation Agreement between Orrstown Bank and David P. Boyle – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 17, 2015.

10.3	Officer group term replacement plan for selected officers – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999 filed March 28, 2000.

10.4(a)	Director Retirement Agreement, as amended, between Orrstown Bank and Anthony F. Ceddia, incorporated by reference to Exhibit 10.4(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(b)	Director Retirement Agreement, as amended, between Orrstown Bank and Jeffrey W. Coy, incorporated by reference to Exhibit 10.4(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(c)	Director Retirement Agreement, as amended, between Orrstown Bank and Andrea Pugh, incorporated by reference to Exhibit 10.4(c) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(d)	Director Retirement Agreement, as amended, between Orrstown Bank and Gregory A. Rosenberry, incorporated by reference to Exhibit 10.4(d) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(e)	Director Retirement Agreement, as amended, between Orrstown Bank and Glenn W. Snoke, incorporated by reference to Exhibit 10.4(f) to the Registrant’s Form 10-K filed March 15, 2010.

10.4(f)	Director Retirement Agreement, as amended, between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.4(h) to the Registrant’s Form 10-K filed March 15, 2010.

10.5	Revenue neutral retirement plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed March 28, 2000.

10.6	Non-employee director stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.7	Employee stock option plan of 2000 – incorporated by reference to the Registrant’s registration statement on Form S-8 filed March 31, 2000.

10.8	2011 Orrstown Financial Services, Inc. Stock Incentive Plan – incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8 filed May 24, 2011.

10.9(a)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Thomas R. Quinn, Jr. incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 8, 2015.

10.9(b)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and David Boyle, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 2, 2015.

10.9(c)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Philip E. Fague, incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 2, 2015.

10.9(d)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert G. Coradi, incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed June 2, 2015.

10.9(e)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Barbara E. Brobst, incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K filed June 2, 2015.

10.9(f)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Adam L. Metz, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 14, 2017.

10.9(g)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Robert J. Fignar, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 1, 2018.

10.9(h)	Employment Agreement between Orrstown Financial Services, Inc., Orrstown Bank and Ellen Fish, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed October 24, 2018.

10.10	Brick Plan – Deferred Income Agreement between Orrstown Bank and Joel R. Zullinger, incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed March 15, 2010.

10.11	Form of Executive Employment Agreement for selected officers – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 22, 2010.

10.12(a)	Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(a) to the Registrant’s Form 10-K filed March 15, 2010.

10.12(b)	Trust Agreement for Director/Executive Officer Deferred Compensation Plan, incorporated by reference to Exhibit 10.13(b) to the Registrant’s Form 10-K filed March 15, 2010.

10.14	Form of Restricted Share Grant Agreement, issued to certain employees on August 15, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed November 7, 2014.

10.15	Form of Subordinated Note Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant's Report of Form 8-K filed on December 20, 2018.

14	Code of Ethics Policy for Senior Financial Officers posted on Registrant’s website.

21	Subsidiaries of the registrant

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d-14(a) Certifications (Chief Financial Officer)

32.1	Section 1350 Certifications (Chief Executive Officer)

32.2	Section 1350 Certifications (Chief Financial Officer)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

All other exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

bExhibits – The exhibits to this Form 10-K begin after the signature page.
cFinancial statement schedules – None required.

ITEM 16 – FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORRSTOWN FINANCIAL SERVICES, INC. (Registrant)

Dated: March 15, 2019	By:	/s/ Thomas R. Quinn, Jr.
Thomas R. Quinn, Jr., President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Quinn, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2019
Thomas R. Quinn, Jr.
/s/ David P. Boyle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2019
David P. Boyle

/s/ Joel R. Zullinger	Chairman of the Board and Director	March 15, 2019
Joel R. Zullinger

/s/ Cindy J. Joiner	Director	March 15, 2019
Cindy J. Joiner

/s/ Mark K. Keller	Director	March 15, 2019
Mark K. Keller

/s/ Thomas D. Longenecker	Director	March 15, 2019
Thomas D. Longenecker

/s/ Andrea Pugh	Director	March 15, 2019
Andrea Pugh

/s/ Michael J. Rice	Director	March 15, 2019
Michael J. Rice

/s/ Gregory A. Rosenberry	Director	March 15, 2019
Gregory A. Rosenberry

/s/ Eric A. Segal	Director	March 15, 2019
Eric A. Segal

/s/ Glenn W. Snoke	Director	March 15, 2019
Glenn W. Snoke

/s/ Floyd E. Stoner	Director	March 15, 2019
Floyd E. Stoner