Form 10-Q
period 2019-03-31
ORRSTOWN FINANCIAL SERVICES INC
filed 2019-05-07
CIK 826154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ORRF	Nasdaq Capital Market
Number of shares outstanding of the registrant’s Common Stock as of April 30, 2019: 9,485,269.

ORRSTOWN FINANCIAL SERVICES, INC.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition

ALL	Allowance for loan losses
AFS	Available for sale
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Orrstown Bank, the commercial banking subsidiary of Orrstown Financial Services, Inc.
CDI	Core deposit intangible
CET1	Common Equity Tier 1
CMO	Collateralized mortgage obligation
Company	Orrstown Financial Services, Inc. and subsidiaries (interchangeable with "Orrstown” below)
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Hamilton	Hamilton Bancorp, Inc., and its wholly-owned banking subsidiary, Hamilton Bank
IRC	Internal Revenue Code of 1986, as amended
LHFS	Loans held for sale
MBS	Mortgage-backed securities
Mercersburg	Mercersburg Financial Corporation and its wholly-owned banking subsidiary, First Community Bank of Mercersburg (acquired October 1, 2018)
MPF Program	Mortgage Partnership Finance Program
MSR	Mortgage servicing right
NIM	Net interest margin
OCI	Other comprehensive income (loss)
OREO	Other real estate owned (foreclosed real estate)
Orrstown	Orrstown Financial Services, Inc. and subsidiaries
OTTI	Other-than-temporary impairment
Parent Company	Orrstown Financial Services, Inc., the parent company of Orrstown Bank and Wheatland Advisors, Inc.
2011 Plan	2011 Orrstown Financial Services, Inc. Incentive Stock Plan
PCI loans	Purchased credit impaired loans
Repurchase Agreements	Securities sold under agreements to repurchase
ROU	Right of use (leases)
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TDR	Troubled debt restructuring
Wheatland	Wheatland Advisors, Inc., the Registered Investment Advisor subsidiary of Orrstown Financial Services, Inc.
Unless the context otherwise requires, the terms “Orrstown,” “we,” “us,” “our,” and “Company” refer to Orrstown Financial Services, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Consolidated Balance Sheets (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

(Dollars in thousands, except per share information)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$22,387	$26,156
Interest-bearing deposits with banks	54,830	45,664
Federal funds sold	0	16,995
Cash and cash equivalents	77,217	88,815
Restricted investments in bank stocks	10,292	10,842
Securities available for sale	490,221	465,844
Loans held for sale	4,787	3,340
Loans	1,265,539	1,247,657
Less: Allowance for loan losses	(14,283)	(14,014)
Net loans	1,251,256	1,233,643
Premises and equipment, net	38,107	38,201
Cash surrender value of life insurance	41,578	41,327
Goodwill	12,592	12,592
Other intangible assets, net	3,702	3,910
Accrued interest receivable	6,340	5,927
Other assets	37,191	29,947
Total assets	$1,973,283	$1,934,388
Liabilities
Deposits:
Noninterest-bearing	$214,308	$204,843
Interest-bearing	1,406,388	1,353,913
Total deposits	1,620,696	1,558,756
Short-term borrowings	9,579	64,069
Long-term debt	103,356	83,450
Subordinated notes	31,810	31,859
Accrued interest and other liabilities	28,675	22,821
Total liabilities	1,794,116	1,760,955
Shareholders’ Equity
Preferred stock, $1.25 par value per share; 500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, no par value—$0.05205 stated value per share 50,000,000 shares authorized; 9,484,769 and 9,439,255 shares issued; 9,484,769 and 9,430,224 shares outstanding	494	491
Additional paid - in capital	151,702	151,678
Retained earnings	26,161	24,472
Accumulated other comprehensive income (loss)	810	(2,972)
Treasury stock—common, 0 and 9,031 shares, at cost	0	(236)
Total shareholders’ equity	179,167	173,433
Total liabilities and shareholders’ equity	$1,973,283	$1,934,388
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands, except per share information)	March 31, 2019	March 31, 2018
Interest income
Loans	$15,059	$11,056
Investment securities - taxable	3,492	2,293
Investment securities - tax-exempt	842	871
Short-term investments	173	55
Total interest income	19,566	14,275
Interest expense
Deposits	3,694	1,824
Short-term borrowings	243	363
Long-term debt	443	404
Subordinated notes	497	0
Total interest expense	4,877	2,591
Net interest income	14,689	11,684
Provision for loan losses	400	200
Net interest income after provision for loan losses	14,289	11,484
Noninterest income
Service charges on deposit accounts	1,489	1,418
Other service charges, commissions and fees	241	249
Trust and investment management income	1,758	1,668
Brokerage income	478	558
Mortgage banking activities	468	635
Income from life insurance	342	277
Other income	112	81
Investment securities gains	339	816
Total noninterest income	5,227	5,702
Noninterest expenses
Salaries and employee benefits	8,677	8,022
Occupancy	1,001	798
Furniture and equipment	1,023	919
Data processing	770	619
Telephone and communication	212	196
Automated teller and interchange fees	236	171
Advertising and bank promotions	521	382
FDIC insurance	185	166
Legal fees	53	66
Other professional services	504	303
Directors' compensation	236	251
Real estate owned	2	25
Taxes other than income	306	251
Intangible asset amortization	208	24
Merger related	645	0
Insurance claim receivable write off	615	0
Other operating expenses	988	876
Total noninterest expenses	16,182	13,069
Income before income tax expense	3,334	4,117
Income tax expense	232	492
Net income	$3,102	$3,625
Per share information:
Basic earnings per share	$0.34	$0.45
Diluted earnings per share	0.33	0.44
Dividends paid per share	0.15	0.12
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Net income	$3,102	$3,625
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	5,127	(5,619)
Reclassification adjustment for gains realized in net income	(339)	(816)
Net unrealized gains (losses)	4,788	(6,435)
Tax effect	(1,006)	1,352
Total other comprehensive income (loss), net of tax and reclassification adjustments	3,782	(5,083)
Total comprehensive income (loss)	$6,884	$(1,458)
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended March 31, 2019 and 2018
(Dollars in thousands, except per share information)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2018	$435	$125,458	$16,042	$2,845	$(15)	$144,765
Net income	0	0	3,625	0	0	3,625
Total other comprehensive loss, net of taxes	0	0	0	(5,083)	0	(5,083)
Cash dividends ($0.12 per share)	0	0	(1,000)	0	0	(1,000)
Share-based compensation plans:
Issuance of stock (75,923 net common shares issued and 10,648 net treasury shares acquired), including compensation expense of $480	3	530	0	0	(284)	249
Balance, March 31, 2018	$438	$125,988	$18,667	$(2,238)	$(299)	$142,556

Balance, January 1, 2019	$491	$151,678	$24,472	$(2,972)	$(236)	$173,433
Net income	0	0	3,102	0	0	3,102
Total other comprehensive income, net of taxes	0	0	0	3,782	0	3,782
Cash dividends ($0.15 per share)	0	0	(1,413)	0	0	(1,413)
Share-based compensation plans:
Issuance of stock (45,514 net common shares issued and 9,031 net treasury shares issued), including compensation expense of $499	3	24	0	0	236	263
Balance, March 31, 2019	$494	$151,702	$26,161	$810	$0	$179,167
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
ORRSTOWN FINANCIAL SERVICES, INC.

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net income	$3,102	$3,625
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization (discount accretion)	69	501
Depreciation and amortization (including amortization of ROU assets)	1,079	869
Provision for loan losses	400	200
Share-based compensation	499	480
Gain on sales of loans originated for sale	(350)	(513)
Mortgage loans originated for sale	(16,682)	(18,091)
Proceeds from sales of loans originated for sale	15,505	20,943
Net (gain) loss on disposal of premises and equipment	130	(5)
Deferred income taxes	211	269
Investment securities gains	(339)	(816)
Income from life insurance	(342)	(277)
(Increase) decrease in accrued interest receivable	(413)	146
Increase in accrued interest payable and other liabilities	(2,351)	(41)
Other, net	(89)	(2,331)
Net cash provided by operating activities	429	4,959
Cash flows from investing activities
Proceeds from sales of AFS securities	59,464	62,577
Maturities, repayments and calls of AFS securities	6,306	3,111
Purchases of AFS securities	(85,324)	(111,300)
Net (purchases) redemptions of restricted investments in bank stocks	550	(2,125)
Net increase in loans	(17,974)	(34,552)
Purchases of bank premises and equipment	(689)	(245)
Proceeds from disposal of bank premises and equipment	0	7
Purchases of bank owned life insurance	0	(900)
Net cash used in investing activities	(37,667)	(83,427)
Cash flows from financing activities
Net increase in deposits	61,931	79,999
Net increase (decrease) in borrowings with original maturities less than 90 days	(29,490)	40,155
Payments on other short-term borrowings	(25,000)	(40,000)
Proceeds from long-term debt	20,000	0
Payments on long-term debt	(94)	(90)
Subordinated note issuance costs	(58)	0
Dividends paid	(1,413)	(1,000)
Treasury shares repurchased for employee taxes associated with restricted stock vesting	(294)	(307)
Proceeds from issuance of stock for option exercises and employee stock purchase plan	58	76
Net cash provided by financing activities	25,640	78,833
Net increase (decrease) in cash and cash equivalents	(11,598)	365
Cash and cash equivalents at beginning of period	88,815	29,807
Cash and cash equivalents at end of period	$77,217	$30,172

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,724	$2,631
Supplemental schedule of noncash investing activities:
OREO acquired in settlement of loans	161	408
ROU assets obtained in exchange for lease obligations	8,115	0

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
Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Orrstown Financial Services, Inc. and its wholly owned subsidiaries, the Bank and Wheatland. The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements. The December 31, 2018 consolidated balance sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2018 audited consolidated financial statements. Interim results are not necessarily indicative of results for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications may have been made to prior year amounts to conform with current year classifications.
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

Leases - We evaluate our contracts at inception to determine if an arrangement is or contains a lease. Operating leases are included in operating lease ROU assets in Other assets and operating lease liabilities in Accrued interest payable and other liabilities in our consolidated balance sheets. The Company has no finance leases.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our leases do not provide an implicit rate, so we use our incremental borrowing rate, which approximates our fully collateralized borrowing rate, based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is reevaluated upon lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We adopted ASU 2016-02, “Leases (Topic 842),” on January 1, 2019, the effective date of the guidance, using the practical expedient transition method whereby we did not revise comparative period information or disclosure. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We also elected certain optional practical expedients, including the hindsight practical expedient under which we considered the actual outcomes of lease renewals and terminations when measuring the lease term at adoption, and we made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We recognize these lease payments in the consolidated statements of income on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, and we have elected the practical expedient to account for these as a single lease component.

Our operating leases relate primarily to bank branches and office space. In conjunction with the adoption on January 1, 2019, we recognized operating lease liabilities of $7,971,000 and related lease assets of $7,494,000 on our balance sheet. The difference between the lease assets and lease liabilities primarily consists of deferred rent liabilities reclassified upon adoption to reduce the measurement of the lease assets. The standard did not materially impact our consolidated net income and had no impact on cash flows.

Recent Accounting Pronouncements - ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. Under the updates, the income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this update. Credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We plan to adopt this update on January 1, 2020, the effective date. An entity will apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In that regard, the Company has formed a cross-functional working group, under the direction of the Chief Financial Officer and the Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. Our implementation plan includes, but is not not limited to, an assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs.We are currently evaluating various loss estimation models. We are also working with a third party vendor solution to assist with the application of ASU 2016-13 and anticipate running parallel models during 2019.While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts at the adoption date.
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
The fair value of assets acquired, excluding goodwill, totaled $181,430,000, including loans totaling $141,103,000 and investment securities available for sale totaling $7,352,000. The fair value of liabilities assumed totaled 163,384,000, including deposits totaling $160,433,000. The Company recognized $11,873,000 in initial goodwill, representing consideration transferred in excess of the fair value of the net assets acquired in the Mercersburg acquisition. The goodwill resulting from the acquisition represents the value expected from the expansion of our market in south central Pennsylvania and the enhancement of our operations through customer synergies and efficiencies, thereby providing enhanced customer service.

The Mercersburg acquisition was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The fair value measurements of assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The Company continues to finalize the fair values of loans and, as a result, the fair value adjustment is preliminary and may change as information becomes available. No material measurement period adjustments were made in the first quarter of 2019. The results of operations for the Company include Mercersburg's results from and after October 1, 2018.

Unaudited pro forma net income for the three months ended March 31, 2018, would have totaled $3,925,000 and revenues would have totaled $22,013,000 for the same period had the Mercersburg acquisition occurred January 1, 2018.

Hamilton Bancorp, Inc.
On May 1, 2019, we acquired 100% of the outstanding common shares of Hamilton Bancorp, Inc., and its wholly-owned subsidiary, Hamilton Bank, based in Towson, Maryland. We acquired Hamilton to introduce our banking and financial services into the Greater Baltimore area of Maryland.
Pursuant to the merger agreement, we issued approximately 1,765,000 shares of our common stock and paid approximately $13,400,000 in cash for all outstanding shares of Hamilton stock. In accordance with the merger agreement, each outstanding share of Hamilton common stock was converted into 0.54 shares of the Company's stock and $4.10 in cash. Based on our closing stock price on Tuesday, April 30, 2019, the consideration paid to acquire Hamilton totaled approximately $50,000,000.
At December 31, 2018, Hamilton reported $496,254,000 in assets, $369,457,000 in loans, and $384,171,000 in deposits.
The initial purchase accounting for this acquisition is not yet completed and we are not yet able to disclose the preliminary fair value of the Hamilton assets acquired and liabilities assumed.

NOTE 3. SECURITIES AVAILABLE FOR SALE
At March 31, 2019 and December 31, 2018, all investment securities were classified as AFS. The following table summarizes amortized cost and fair value of AFS securities, and the corresponding amounts of gross unrealized gains and losses recognized in AOCI, at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
States and political subdivisions	$149,618	$4,399	$114	$153,903
GSE residential CMOs	74,298	599	1,896	73,001
Private label residential CMOs	17	0	0	17
Private label commercial CMOs	77,603	111	595	77,119
Asset-backed and other	187,660	210	1,689	186,181
Totals	$489,196	$5,319	$4,294	$490,221
December 31, 2018
States and political subdivisions	$144,596	$1,919	$1,511	$145,004
GSE residential CMOs	110,421	332	2,689	108,064
Private label residential CMOs	144	0	1	143
Private label commercial CMOs	75,911	55	921	75,045
Asset-backed and other	138,535	126	1,073	137,588
Totals	$469,607	$2,432	$6,195	$465,844

The following table summarizes AFS securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
March 31, 2019
States and political subdivisions	1	$10,235	$7	4	$20,998	$107	5	$31,233	$114
GSE residential CMOs	0	0	0	6	45,889	1,896	6	45,889	1,896
Private label commercial CMOs	12	57,500	421	2	11,062	174	14	68,562	595
Asset-backed and other	9	132,643	1,189	4	28,114	500	13	160,757	1,689
Totals	22	$200,378	$1,617	16	$106,063	$2,677	38	$306,441	$4,294
December 31, 2018
States and political subdivisions	27	$46,585	$662	6	$23,036	$849	33	$69,621	$1,511
GSE residential CMOs	1	18,037	122	7	46,168	2,567	8	64,205	2,689
Private label residential CMOs	1	143	1	0	0	0	1	143	1
Private label commercial CMOs	11	56,499	712	2	6,349	209	13	62,848	921
Asset-backed and other	6	78,900	859	3	10,808	214	9	89,708	1,073
Totals	46	$200,164	$2,356	18	$86,361	$3,839	64	$286,525	$6,195

States and Political Subdivisions. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. Management considers the investment rating, the state of the issuer of the security and other credit support in determining whether the security is OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2019 or at December 31, 2018.
GSE Residential CMOs. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time these securities were purchased. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than its par value basis. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2019 or at December 31, 2018.
Private Label Residential CMOs, Private Label Commercial CMOs and Asset-backed and Other. The unrealized losses presented in the table above have been caused by a widening of spreads and/or a rise in interest rates from the time the securities were purchased. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be OTTI at March 31, 2019 or at December 31, 2018.
The following table summarizes amortized cost and fair value of AFS securities by contractual maturity at March 31, 2019. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$600	$600
Due after one year through five years	956	956
Due after five years through ten years	29,325	29,786
Due after ten years	118,737	122,561
CMOs	151,918	150,137
Asset-backed and other	187,660	186,181
	$489,196	$490,221

The following table summarizes proceeds from sales of AFS securities and gross gains and gross losses for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Proceeds from sale of AFS securities	$59,464	$62,577
Gross gains	519	841
Gross losses	180	25
AFS securities with a fair value of $157,209,000 and $164,233,000 at March 31, 2019 and December 31, 2018 were pledged to secure public funds and for other purposes as required or permitted by law.
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

The following table presents the loan portfolio by segment and class, excluding residential LHFS, at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial real estate:
Owner occupied	$123,100	$129,650
Non-owner occupied	264,869	252,794
Multi-family	83,009	78,933
Non-owner occupied residential	101,312	100,367
Acquisition and development:
1-4 family residential construction	6,361	7,385
Commercial and land development	49,784	42,051
Commercial and industrial	169,651	160,964
Municipal	50,599	50,982
Residential mortgage:
First lien	231,243	235,296
Home equity - term	11,828	12,208
Home equity - lines of credit	143,308	143,616
Installment and other loans	30,475	33,411
Total Loans (1)	$1,265,539	$1,247,657
(1) Includes $127,049,000 and $135,009,000 of acquired loans at March 31, 2019 and December 31, 2018.

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

The following table summarizes the Company’s loan portfolio ratings based on its internal risk rating system at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
March 31, 2019
Commercial real estate:
Owner occupied	$117,176	$1,379	$899	$1,802	$0	$1,844	$123,100
Non-owner occupied	253,207	11,034	0	0	0	628	264,869
Multi-family	74,935	6,535	709	123	0	707	83,009
Non-owner occupied residential	97,201	2,113	1,176	294	0	528	101,312
Acquisition and development:
1-4 family residential construction	5,711	650	0	0	0	0	6,361
Commercial and land development	48,983	49	577	0	0	175	49,784
Commercial and industrial	149,895	11,700	2,744	266	0	5,046	169,651
Municipal	50,599	0	0	0	0	0	50,599
Residential mortgage:
First lien	226,174	0	0	2,636	0	2,433	231,243
Home equity - term	11,793	0	0	13	0	22	11,828
Home equity - lines of credit	142,451	132	10	715	0	0	143,308
Installment and other loans	30,320	0	0	10	0	145	30,475
	$1,208,445	$33,592	$6,115	$5,859	$0	$11,528	$1,265,539

December 31, 2018
Commercial real estate:
Owner occupied	$121,903	$3,024	$987	$1,880	$0	$1,856	$129,650
Non-owner occupied	242,136	10,008	0	0	0	650	252,794
Multi-family	71,482	5,886	717	131	0	717	78,933
Non-owner occupied residential	97,590	736	1,197	309	0	535	100,367
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,251	25	583	0	0	192	42,051
Commercial and industrial	150,286	2,278	2,940	286	0	5,174	160,964
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	229,971	0	0	2,877	0	2,448	235,296
Home equity - term	12,170	0	0	16	0	22	12,208
Home equity - lines of credit	142,638	165	15	798	0	0	143,616
Installment and other loans	33,229	15	1	0	0	166	33,411
	$1,201,023	$22,137	$6,440	$6,297	$0	$11,760	$1,247,657

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
At March 31, 2019 and December 31, 2018, nearly all of the Company’s impaired loans’ extent of impairment were measured based on the estimated fair value of the collateral securing the loan, except for TDRs. By definition, TDRs are considered impaired. All restructured loans’ impairment were determined based on discounted cash flows for those loans classified as TDRs and still accruing interest. For real estate loans, collateral generally consists of commercial real estate, but in the case of commercial and industrial loans, it could also consist of accounts receivable, inventory, equipment or other business assets. Commercial and industrial loans may also have real estate collateral.
Updated appraisals are generally required every 18 months for classified commercial loans in excess of $250,000. The “as is" value provided in the appraisal is often used as the fair value of the collateral in determining impairment, unless circumstances, such as subsequent improvements, approvals, or other circumstances, dictate that another value than that provided by the appraiser is more appropriate.
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
The following table, which excludes PCI loans, summarizes impaired loans by segment and class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at March 31, 2019 and December 31, 2018. The recorded investment in loans excludes accrued interest receivable due to insignificance. Related allowances established generally pertain to those loans in which loan forbearance agreements were in the process of being negotiated or updated appraisals were pending, and any partial charge-off will be recorded when final information is received.

	Impaired Loans with a Specific Allowance			Impaired Loans with No Specific Allowance
(Dollars in thousands)	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance	Recorded Investment (Book Balance)	Unpaid Principal Balance (Legal Balance)
March 31, 2019
Commercial real estate:
Owner occupied	$0	$0	$0	$1,802	$2,535
Multi-family	0	0	0	123	332
Non-owner occupied residential	0	0	0	294	624
Commercial and industrial	0	0	0	266	445
Residential mortgage:
First lien	455	460	35	2,181	2,801
Home equity - term	0	0	0	13	20
Home equity - lines of credit	0	0	0	715	994
Installment and other loans	0	0	0	10	18
	$455	$460	$35	$5,404	$7,769
December 31, 2018
Commercial real estate:
Owner occupied	$0	$0	$0	$1,880	$2,576
Multi-family	0	0	0	131	336
Non-owner occupied residential	0	0	0	309	632
Commercial and industrial	0	0	0	286	457
Residential mortgage:
First lien	743	743	38	2,134	2,727
Home equity - term	0	0	0	16	23
Home equity - lines of credit	0	0	0	798	1,081
	$743	$743	$38	$5,554	$7,832

The following table, which excludes PCI loans, summarizes the average recorded investment in impaired loans and related recognized interest income for the three months ended March 31, 2019 and 2018.

	2019		2018
(Dollars in thousands)	Average Impaired Balance	Interest Income Recognized	Average Impaired Balance	Interest Income Recognized
Commercial real estate:
Owner occupied	$1,863	$0	$1,245	$1
Non-owner occupied	0	0	4,021	0
Multi-family	127	0	161	0
Non-owner occupied residential	301	0	374	0
Acquisition and development:
1-4 family residential construction	0	0	286	0
Commercial and industrial	277	0	343	0
Residential mortgage:
First lien	2,788	15	3,741	15
Home equity - term	15	0	21	0
Home equity - lines of credit	758	0	496	0
Installment and other loans	7	0	11	0
	$6,136	$15	$10,699	$16

The following table presents impaired loans that are TDRs, with the recorded investment at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Accruing:
Commercial real estate:
Owner occupied	1	$34	1	$39
Residential mortgage:
First lien	11	1,060	11	1,069
Home equity - lines of credit	1	22	1	24
	13	1,116	13	1,132
Nonaccruing:
Commercial real estate:
Owner occupied	1	36	1	37
Residential mortgage:
First lien	8	641	8	658
	9	677	9	695
	22	$1,793	22	$1,827

There were no modified restructured loans for the three months ended March 31, 2019 or 2018. No additional commitments have been made to borrowers whose loans are considered TDRs.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the length of time a portfolio is past due, by aggregating loans based on its delinquencies. The following table presents the classes of loan portfolio summarized by aging categories of performing loans and nonaccrual loans at March 31, 2019 and December 31, 2018.

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
March 31, 2019
Commercial real estate:
Owner occupied	$119,488	$0	$0	$0	$0	$1,768	$121,256
Non-owner occupied	264,241	0	0	0	0	0	264,241
Multi-family	82,179	0	0	0	0	123	82,302
Non-owner occupied residential	100,353	137	0	0	137	294	100,784
Acquisition and development:
1-4 family residential construction	6,361	0	0	0	0	0	6,361
Commercial and land development	49,609	0	0	0	0	0	49,609
Commercial and industrial	163,983	356	0	0	356	266	164,605
Municipal	50,599	0	0	0	0	0	50,599
Residential mortgage:
First lien	224,022	3,046	166	0	3,212	1,576	228,810
Home equity - term	11,782	0	11	0	11	13	11,806
Home equity - lines of credit	141,788	460	367	0	827	693	143,308
Installment and other loans	30,260	57	3	0	60	10	30,330
Subtotal	1,244,665	4,056	547	0	4,603	4,743	1,254,011
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	1,771	0	0	73	73	0	1,844
Non-owner occupied	628	0	0	0	0	0	628
Multi-family	707	0	0	0	0	0	707
Non-owner occupied residential	528	0	0	0	0	0	528
Acquisition and development:
Commercial and land development	175	0	0	0	0	0	175
Commercial and industrial	4,821	225	0	0	225	0	5,046
Residential mortgage:
First lien	1,717	29	465	222	716	0	2,433
Home equity - term	17	0	5	0	5	0	22
Installment and other loans	128	17	0	0	17	0	145
Subtotal	10,492	271	470	295	1,036	0	11,528
	$1,255,157	$4,327	$1,017	$295	$5,639	$4,743	$1,265,539

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+ (still accruing)	Total Past Due	Non- Accrual	Total Loans
December 31, 2018
Commercial real estate:
Owner occupied	$125,887	$66	$0	$0	$66	$1,841	$127,794
Non-owner occupied	252,144	0	0	0	0	0	252,144
Multi-family	78,085	0	0	0	0	131	78,216
Non-owner occupied residential	99,268	226	29	0	255	309	99,832
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,822	37	0	0	37	0	41,859
Commercial and industrial	154,988	411	105	0	516	286	155,790
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	228,714	1,592	734	0	2,326	1,808	232,848
Home equity - term	11,487	678	5	0	683	16	12,186
Home equity - lines of credit	142,394	420	28	0	448	774	143,616
Installment and other loans	33,135	66	44	0	110	0	33,245
Subtotal	1,226,291	3,496	945	0	4,441	5,165	1,235,897
Loans acquired with credit deterioration:
Commercial real estate:
Owner occupied	1,784	0	72	0	72	0	1,856
Non-owner occupied	650	0	0	0	0	0	650
Multi-family	717	0	0	0	0	0	717
Non-owner occupied residential	535	0	0	0	0	0	535
Acquisition and development:
Commercial and land development	192	0	0	0	0	0	192
Commercial and industrial	4,943	231	0	0	231	0	5,174
Residential mortgage:
First lien	1,971	382	42	53	477	0	2,448
Home equity - term	17	5	0	0	5	0	22
Installment and other loans	149	13	0	4	17	0	166
Subtotal	10,958	631	114	57	802	0	11,760
	$1,237,249	$4,127	$1,059	$57	$5,243	$5,165	$1,247,657
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
The following table presents the activity in the ALL for the three months ended March 31, 2019 and 2018.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	103	150	159	0	412	189	(26)	163	(175)	400
Charge-offs	(25)	0	(43)	0	(68)	(246)	(20)	(266)	0	(334)
Recoveries	71	2	42	0	115	69	19	88	0	203
Balance, end of period	$7,025	$969	$1,814	$98	$9,906	$3,765	$217	$3,982	$395	$14,283
March 31, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	7	92	144	(1)	242	(35)	7	(28)	(14)	200
Charge-offs	0	0	0	0	0	0	(71)	(71)	0	(71)
Recoveries	0	1	0	0	1	17	57	74	0	75
Balance, end of period	$6,770	$510	$1,590	$83	$8,953	$3,382	$204	$3,586	$461	$13,000

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan segment, as well as the related ALL loss allocation for each at March 31, 2019 and December 31, 2018:

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2019
Loans allocated by:
Individually evaluated for impairment	$2,219	$0	$266	$0	$2,485	$3,364	$10	$3,374	$0	$5,859
Collectively evaluated for impairment	570,071	56,145	169,385	50,599	846,200	383,015	30,465	413,480	0	1,259,680
	$572,290	$56,145	$169,651	$50,599	$848,685	$386,379	$30,475	$416,854	$0	$1,265,539
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$35	$0	$35	$0	$35
Collectively evaluated for impairment	7,025	969	1,814	98	9,906	3,730	217	3,947	395	14,248
	$7,025	$969	$1,814	$98	$9,906	$3,765	$217	$3,982	$395	$14,283
December 31, 2018
Loans allocated by:
Individually evaluated for impairment	$2,320	$0	$286	$0	$2,606	$3,691	$0	$3,691	$0	$6,297
Collectively evaluated for impairment	559,424	49,436	160,678	50,982	820,520	387,429	33,411	420,840	0	1,241,360
	$561,744	$49,436	$160,964	$50,982	$823,126	$391,120	$33,411	$424,531	$0	$1,247,657
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$38	$0	$38	$0	$38
Collectively evaluated for impairment	6,876	817	1,656	98	9,447	3,715	244	3,959	570	13,976
	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014

The following table provides activity for the accretable yield of purchased credit impaired loans for the three months ended March 31, 2019 and 2018.

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Accretable yield, beginning of period	$2,065	$0
Accretion of income	(171)	0
Accretable yield, end of period	$1,894	$0
NOTE 5. LEASES
A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has primarily entered into operating leases for branches and office space. Most of our leases contain renewal options, which we are reasonably certain to exercise. Including renewal options, our leases range from 3 years to 50 years Operating lease right-of-use assets and lease liabilities are included in Other assets and Accrued interest and other liabilities on the Company's Consolidated Balance Sheet.
The Company uses its incremental borrowing rate to determine the present value of the lease payments, as the rate implicit in the Company's leases is not readily determinable. Lease agreements that contain non-lease components are generally accounted for as a single lease component, while variable costs, such as common area maintenance expenses and property taxes, are expensed as incurred.

The following table summarizes the Company's ROU assets and related lease liabilities at March 31, 2019.

(Dollars in thousands)	March 31, 2019
Cash paid for operating lease liabilities	$180
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$8,115
Weighted-average remaining lease term (in years)	21.3
Weighted-average discount rate	4.7%
(1) Included $7,971,000 for operating leases existing on January 1, 2019, and $144,000 for operating leases that commenced in the first quarter of 2019.
The following table presents maturities of the Company's lease liabilities.

(Dollars in thousands)
Remainder of 2019	$553
2020	746
2021	631
2022	591
2023	607
2024	592
Thereafter	9,865
13,585
Less imputed interest	5,556
Total lease liabilities	$8,029

NOTE 6. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, the Commonwealth of Pennsylvania and the State of Maryland. The Company is no longer subject to tax examination by tax authorities for years before 2015.
The following table summarizes income tax expense for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Current expense	$21	$223
Deferred expense	211	269
Income tax expense	$232	$492

Income tax expense includes $71,000 and $171,000 related to net security gains for the three months ended March 31, 2019 and 2018.

The following table summarizes deferred tax assets and liabilities at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan losses	$3,200	$3,143
Deferred compensation	380	723
Retirement and salary continuation plans	1,844	1,416
Share-based compensation	759	742
Off-balance sheet reserves	215	219
Nonaccrual loan interest	549	537
Net unrealized losses on AFS securities	0	791
Purchase accounting adjustments	1,714	1,795
Bonus accrual	116	470
Low-income housing credit carryforward	456	641
Other	311	321
Total deferred tax assets	9,544	10,798
Deferred tax liabilities:
Depreciation	368	458
Net unrealized gains on AFS securities	215	0
Mortgage servicing rights	642	590
Purchase accounting adjustments	791	1,021
Other	166	150
Total deferred tax liabilities	2,182	2,219
Net deferred tax asset, included in Other Assets	$7,362	$8,579
The provision for income taxes differs from that computed by applying statutory rates to income before income taxes, primarily due to the effects of tax-exempt income, non-deductible expenses and tax credits. In the first quarter of 2019, the Company recorded a tax benefit of approximately $185,000  related to a change in tax law concerning the treatment of life insurance assets of an acquired entity.
At March 31, 2019, the Company had low-income housing credit carryforwards that expire through 2038.
NOTE 7. SHARE-BASED COMPENSATION PLANS
The Company maintains share-based compensation plans under the shareholder-approved 2011 Plan. The purpose of the share-based compensation plans is to provide officers, employees, and non-employee members of the Board of Directors of the Company with additional incentive to further the success of the Company. At March 31, 2019, 881,920 shares of the common stock of the Company were reserved to be issued and 466,759 shares were available to be issued.
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
The table below presents a summary of nonvested restricted shares activity for the three months ended March 31, 2019.

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	275,412	$20.33
Granted	67,793	19.35
Forfeited	(700)	23.75
Vested	(23,405)	17.69
Nonvested shares, at period end	319,100	$20.31

The following table presents restricted shares compensation expense, with tax benefit information, and fair value of shares vested, for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Restricted share award expense	$496	$477
Restricted share award tax benefit	110	128
Fair value of shares vested	444	397
The unrecognized compensation expense related to the share awards totaled $2,803,000 at March 31, 2019 and $2,115,000 at December 31, 2018. The unrecognized compensation expense at March 31, 2019 is expected to be recognized over a weighted-average period of 2.0 years.
The following table presents a summary of outstanding stock options at March 31, 2019. There was no activity in outstanding stock options in the three months ended March 31, 2019.

	Shares	Weighted Average Exercise Price
Options outstanding and exercisable	40,984	$24.34
The exercise price of each option equals the market price of the Company’s stock on the grant date. An option’s maximum term is ten years. All options are fully vested upon issuance. The following table presents information pertaining to options outstanding and exercisable at March 31, 2019.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$21.14 - $24.99	31,519	1.15	$21.51
$25.00 - $34.99	2,792	1.01	25.76
$35.00 - $37.59	6,673	0.31	37.10
$21.14 - $37.59	40,984	1.01	$24.34
Outstanding and exercisable options had no intrinsic value at March 31, 2019 and December 31, 2018.
The Company maintains an employee stock purchase plan to provide employees of the Company an opportunity to purchase Company common stock. Eligible employees may purchase shares in an amount that does not exceed 10% of their annual salary, at the lower of 95% of the fair market value of the shares on the semi-annual offering date or related purchase date. The Company reserved 350,000 shares of its common stock to be issued under the employee stock purchase plan. At March 31, 2019, 170,461 shares were available to be issued.
The following table presents information for the employee stock purchase plan for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(Dollars in thousands except share information)	2019	2018
Shares purchased	3,004	2,956
Weighted average price of shares purchased	$18.96	$23.47
Compensation expense recognized	3	4
Tax benefits	1	1
The Company issues new shares or treasury shares, depending on market conditions, in its share-based compensation plans.
NOTE 8. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision's capital guidelines for U.S. Banks ("Basel III rules"), an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer was 1.875% for 2018 and is 2.50% for 2019 under phase-in rules which were completed in 2019.

The consolidated asset limit on small bank holding companies is $3,000,000,000 and a company with assets under that limit is not subject to the FRB consolidated capital rules, but may file reports that include capital amounts and ratios. The Company has elected to file those reports.
Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject  at March 31, 2019 and December 31, 2018.
At March 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's classification. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.
The following table presents capital amounts and ratios at March 31, 2019 and December 31, 2018.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital to risk weighted assets
Consolidated	$209,492	15.3%	$143,429	10.5%	n/a	n/a
Bank	180,680	13.2%	143,323	10.5%	$136,498	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	162,399	11.9%	116,109	8.5%	n/a	n/a
Bank	165,397	12.1%	116,023	8.5%	109,198	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	162,399	11.9%	95,619	7.0%	n/a	n/a
Bank	165,397	12.1%	95,548	7.0%	88,724	6.5%
Tier 1 Capital to average assets
Consolidated	162,399	8.5%	76,465	4.0%	n/a	n/a
Bank	165,397	8.6%	76,488	4.0%	95,610	5.0%
December 31, 2018
Total Capital to risk weighted assets
Consolidated	$206,988	15.6%	$131,393	9.875%	n/a	n/a
Bank	177,892	13.4%	131,286	9.875%	$132,948	10.0%
Tier 1 Capital to risk weighted assets
Consolidated	160,117	12.0%	104,782	7.875%	n/a	n/a
Bank	162,880	12.3%	104,696	7.875%	106,358	8.0%
Common Tier 1 (CET1) to risk weighted assets
Consolidated	160,117	12.0%	84,823	6.375%	n/a	n/a
Bank	162,880	12.3%	84,754	6.375%	86,416	6.5%
Tier 1 Capital to average assets
Consolidated	160,117	8.4%	76,089	4.0%	n/a	n/a
Bank	162,880	8.6%	76,113	4.0%	95,142	5.0%
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act of 1934, as amended. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At March 31, 2019, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or $17.38 per share.

On April 18, 2019, the Board declared a cash dividend of $0.15 per common share, which was paid on May 7, 2019 to shareholders of record at April 30, 2019.
NOTE 9. EARNINGS PER SHARE
The following table presents earnings per share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In thousands, except per share information)	2019	2018
Net income	$3,102	$3,625
Weighted average shares outstanding - basic	9,160	8,082
Dilutive effect of share-based compensation	166	186
Weighted average shares outstanding - diluted	9,326	8,268
Per share information:
Basic earnings per share	$0.34	$0.45
Diluted earnings per share	0.33	0.44

Average outstanding stock options of 41,000 and 26,000 for the three months ended March 31, 2019 and 2018, were not included in the computation of earnings per share because the effect was antidilutive, due to the exercise price exceeding the average market price. The dilutive effect of share-based compensation in each period above relates principally to restricted stock awards.

NOTE 10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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

	Contract or Notional Amount
(Dollars in thousands)	3/31/2019	12/31/2018
Commitments to fund:
Home equity lines of credit	$166,762	$160,971
1-4 family residential construction loans	14,911	13,002
Commercial real estate, construction and land development loans	22,753	31,133
Commercial, industrial and other loans	147,692	147,518
Standby letters of credit	14,211	13,909
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
Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments when deemed necessary by management. The liability, at March 31, 2019 and December 31, 2018, for guarantees under standby letters of credit issued was not material.

NOTE 11. FAIR VALUE
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

The Company had no fair value liabilities measured on a recurring basis at March 31, 2019 and December 31, 2018.
The following table summarizes assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2019
AFS Securities:
States and political subdivisions	$0	$153,903	$0	$153,903
GSE residential CMOs	0	73,001	0	73,001
Private label residential CMOs	0	17	0	17
Private label commercial CMOs	0	69,858	7,261	77,119
Asset-backed and other	0	186,181	0	186,181
Totals	$0	$482,960	$7,261	$490,221

December 31, 2018
AFS Securities:
States and political subdivisions	$0	$145,004	$0	$145,004
GSE residential CMOs	0	108,064	0	108,064
Private label residential CMOs	0	143	0	143
Private label commercial CMOs	0	67,836	7,209	75,045
Asset-backed and other	0	137,588	0	137,588
Totals	$0	$458,635	$7,209	$465,844

One private label commercial CMO was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2019 and December 31, 2018. Fair value for this investment at March 31, 2019 and December 31, 2018 totaled $7,261,000 and $7,209,000. The investment was purchased at $7,213,000, premium amortization expense totaling $22,000 and $0 was included in earnings for the three months ended March 31, 2019 and March 31, 2018, and an unrealized gain of $111,000 and $0 was recognized in other comprehensive income for the three months ended March 31, 2019 and March 31, 2018. The Level 3 valuation is based on a non-executable broker quote, which is considered a significant unobservable input. Such quotes are updated as available and may remain constant for a period of time for certain broker-quoted securities that do not move with the market or that are not interest rate sensitive as a result of their structure or overall attributes.
Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company used the following methods and significant assumptions to estimate fair value for these financial assets.
Impaired Loans
Loans are designated as impaired when, in the judgment of management and based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected. The measurement of loss associated with impaired loans for all loan classes can be based on either the observable market price of the loan, the fair value of the collateral, or discounted cash flows based on a market rate of interest for performing TDRs. For collateral-dependent loans, fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if management adjusts the appraisal value, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal, if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans with an allocation to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of income. Specific allocations to the ALL or partial charge-offs totaled $915,000 and $928,000 at March 31, 2019 and December 31, 2018.

The following table presents changes in the fair value for impaired loans still held at March 31, considered in the determination of the provision for loan losses, for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Changes in fair value of impaired loans still held	$4	$8
Foreclosed Real Estate
OREO property acquired through foreclosure is initially recorded at the fair value of the property at the transfer date less estimated selling cost. Subsequently, OREO is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. Specific charges to value OREO at the lower of cost or fair value on properties held at March 31, 2019 and December 31, 2018 both totaled $0. There were no changes in the fair value of OREO for properties, still held at March 31, that were charged to real estate expenses for the three months ended March 31, 2019 and 2018.
The following table summarizes assets measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value Measurements
March 31, 2019
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$1,049	$1,049
Multi-family	0	0	122	122
Non-owner occupied residential	0	0	264	264
Commercial and industrial	0	0	15	15
Residential mortgage:
First lien	0	0	824	824
Home equity - lines of credit	0	0	344	344
Installment and other loans	0	0	10	10
Total impaired loans	$0	$0	$2,628	$2,628

December 31, 2018
Impaired Loans
Commercial real estate:
Owner occupied	$0	$0	$1,087	$1,087
Multi-family	0	0	131	131
Non-owner occupied residential	0	0	278	278
Commercial and industrial	0	0	25	25
Residential mortgage:
First lien	0	0	1,121	1,121
Home equity - lines of credit	0	0	409	409
Total impaired loans	$0	$0	$3,051	$3,051

The following table presents additional qualitative information about assets measured on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2019
Impaired loans	$2,628	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 75% discount
			- Management adjustments for liquidation expenses	6% - 20% discount
December 31, 2018
Impaired loans	$3,051	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	5% - 75% discount
			- Management adjustments for liquidation expenses	6% - 20% discount

Fair values of financial instruments
The following table presents carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Financial Assets
Cash and due from banks	$22,387	$22,387	$22,387	$0	$0
Interest-bearing deposits with banks	54,830	54,830	54,830	0	0
Restricted investments in bank stocks	10,292	n/a	n/a	n/a	n/a
AFS securities	490,221	490,221	0	482,960	7,261
Loans held for sale	4,787	4,906	0	4,906	0
Loans, net of allowance for loan losses	1,251,256	1,258,698	0	0	1,258,698
Accrued interest receivable	6,340	6,340	0	2,812	3,528
Financial Liabilities
Deposits	1,620,696	1,618,521	0	1,618,521	0
Short-term borrowings	9,579	9,579	0	9,579	0
Long-term debt	103,356	103,401	0	103,401	0
Subordinated notes	31,810	33,339	0	33,339	0
Accrued interest payable	1,454	1,454	0	1,454	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2018
Financial Assets
Cash and due from banks	$26,156	$26,156	$26,156	$0	$0
Interest-bearing deposits with banks	45,664	45,664	45,664	0	0
Federal Funds Sold	16,995	16,995	16,995	0	0
Restricted investments in bank stocks	10,842	n/a	n/a	n/a	n/a
AFS securities	465,844	465,844	0	458,635	7,209
Loans held for sale	3,340	3,413	0	3,413	0
Loans, net of allowance for loan losses	1,233,643	1,229,645	0	0	1,229,645
Accrued interest receivable	5,927	5,927	0	2,853	3,074
Financial Liabilities
Deposits	1,558,756	1,555,912	0	1,555,912	0
Short-term borrowings	64,069	64,069	0	64,069	0
Long-term debt	83,450	82,951	0	82,951	0
Subordinated notes	31,859	31,256	0	31,256	0
Accrued interest payable	1,301	1,301	0	1,301	0
Off-balance sheet instruments	0	0	0	0	0

The methods utilized to measure the fair value of financial instruments at March 31, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.
NOTE 12. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Service Charges on Deposit Accounts - The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed, as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.
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
Wealth Management and Investment Advisory Income (Gross) - The Company earns wealth management and investment brokerage fees from its contracts with trust and wealth management customers to manage assets for investment, and/or to transact on their accounts. Asset management fees are primarily earned over time as the Company provides the contracted services and are generally assessed based on a tiered scale of the market value of assets under management. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date. Other related services provided included financial planning services, and the fees the Company earns for such services, which are based on a fixed fee schedule, are recognized when the services are rendered. Services are generally billed in arrears and a receivable is recorded until fees are paid.
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
At March 31, 2019 and December 31, 2018, the Company had receivables from customers totaling $695,000 and $640,000.

The following table presents our noninterest income disaggregated by revenue source for the three months ended March 31, 2019 and 2018.

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Noninterest income
Service charges on deposits	$842	$838
Trust and investment management income	1,758	1,668
Brokerage income	478	558
Merchant and bankcard fees (interchange income)	736	655
Revenue from contracts with customers	3,814	3,719

Other service charges	152	174
Mortgage banking activities	468	635
Income from life insurance	342	277
Other income	112	81
Investment securities gains	339	816
Total noninterest income	$5,227	$5,702

NOTE 13. CONTINGENCIES
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
On March 27, 2018, the Court held a telephonic status conference with the parties to discuss outstanding discovery issues and case deadlines. On May 2, 2018, the parties filed a joint status report. On May 10, 2018, the Court held a follow-up telephonic status conference at which the parties reported on the progress of discovery to date. Party and non-party document discovery in the case has continued. To date, SEPTA has taken a few non-party depositions.
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
On April 11, 2019, SEPTA filed a motion for leave to file a third amended complaint. The proposed third amended complaint seeks to reassert the Securities Act claims that the Court dismissed as to all defendants on December 7, 2016, when the Court granted in part and denied in part defendants’ motions to dismiss SEPTA’s second amended complaint. The proposed third amended complaint also seeks to reassert the Exchange Act claims against those defendants that the Court dismissed from the case on December 7, 2016. Defendants’ briefs in opposition to SEPTA’s motion for leave to file a third amended complaint were filed on April 25, 2019.
The Company believes that the allegations of SEPTA’s second amended complaint, and the allegations of the proposed third amended complaint, are without merit and intends to defend itself vigorously against those claims. It is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation.

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout this Form 10-Q.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company, headquartered in Shippensburg, Pennsylvania, is a one-bank holding company that has elected status as a financial holding company. The consolidated financial information presented herein reflects the Company and its wholly-owned subsidiaries, the Bank and Wheatland. At March 31, 2019, the Company had total assets of $1,973,283,000, total liabilities of $1,794,116,000 and total shareholders’ equity of $179,167,000.
Caution About Forward-Looking Statements
Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications, from time to time, that contain such statements. Such forward-looking statements refer to a future period or periods, reflecting our current beliefs as to likely future developments, and use words like “may,” “will,” “expect,” “estimate,” “anticipate” or similar terms. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts, including, but not limited to, statements related to new business development, new loan opportunities, growth in the balance sheet and fee based revenue lines of business, merger and acquisition activity, reducing risk assets, and mitigating losses in the future. Actual results and trends could differ materially from those set forth in such statements and there can be no assurances that we will achieve the desired level of new business development and new loans, growth in the balance sheet and fee based revenue lines of business, successful merger and acquisition activity, continue to reduce risk assets or mitigate losses in the future. Factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include, but are not limited to, the following: ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; the effects of competition, including industry consolidation and development of competing financial products and services; the integration of the Company's strategic acquisitions; the inability to fully achieve expected savings, efficiencies or synergies from mergers and acquisitions, or taking longer than estimated for such savings, efficiencies and synergies to be realized; changes in laws and regulations; interest rate movements; changes in credit quality; inability to raise capital, if necessary, under favorable conditions; volatilities in the securities markets; deteriorating economic conditions; expenses associated with pending litigation and legal proceedings; and other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2018, and our Quarterly Reports on Form 10-Q under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings made with the SEC. The statements are valid only as of the date hereof and we disclaim any obligation to update this information.
The following is a discussion of our consolidated financial condition at March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018. Throughout this discussion, the yield on earning assets is stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise stated. The discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes presented elsewhere in this report. Certain prior period amounts, presented in this discussion and analysis, may have been reclassified to conform to current period classifications.
Critical Accounting Estimates
The Company’s accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory authorities and general practices within the financial services industry in which it operates. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, and assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the balance sheet date and through the date the financial statements are filed with the SEC. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting estimates include accounting for credit losses and valuation methodologies. Accordingly, these critical accounting estimates are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018. Significant accounting policies and any changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in our Annual Report on Form 10-K for the year ended December 31, 2018. Additional disclosures regarding the effects of new accounting pronouncements are included in this report in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information."

RESULTS OF OPERATIONS
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Summary
Net income totaled $3,102,000 for the three months ended March 31, 2019 compared with net income of $3,625,000 for the same period in 2018. Diluted EPS for the three months ended March 31, 2019 totaled $0.33, compared with $0.44 for the three months ended March 31, 2018. Net interest income positively influenced results of operations, and totaled $14,689,000 for the three months ended March 31, 2019, a 25.7% increase compared with 2018. Noninterest income, excluding investment securities gains, totaled approximately $4,900,000 for both quarters ended March 31 in 2019 and 2018. Investment securities gains totaled $339,000 in the three months ended March 31, 2019, compared with $816,000 for the same period in 2018. Noninterest expenses totaled $16,182,000 and $13,069,000 for the three months ended March 31, 2019 and 2018. Noninterest expenses in 2019 included increased salaries and occupancy expenses, merger related expenses totaling $645,000 associated with the Company's ongoing growth strategy, and the write-off of an insurance claim receivable totaling $615,000 resulting from the insurer's denial of a claim from a cyber security incident reported in 2018.
The comparability of operating results for 2019 with 2018 have generally been impacted by the Mercersburg acquisition, which was completed on October 1, 2018.

 Net Interest Income
Net interest income increased $3,005,000, from $11,684,000 to $14,689,000, for the three months ended March 31, 2019 compared with the same period in 2018. Interest and fees income on loans increased $4,003,000, from $11,056,000 to $15,059,000, securities interest income increased $1,170,000, from $3,164,000 to $4,334,000, and total interest expense increased $2,286,000 from $2,591,000 to $4,877,000, in comparing the three months ended March 31, 2019 with the same period in 2018.
The following table presents net interest income, net interest spread and net interest margin for the three months ended March 31, 2019 and 2018 on a taxable-equivalent basis.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands)	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate	Average Balance	Taxable- Equivalent Interest	Taxable- Equivalent Rate
Assets
Federal funds sold & interest-bearing bank balances	$29,108	$173	2.41%	$14,272	$55	1.56%
Securities	499,755	4,558	3.70	448,667	3,395	3.07
Loans	1,257,654	15,180	4.90	1,030,817	11,142	4.38
Total interest-earning assets	1,786,517	19,911	4.52	1,493,756	14,592	3.96
Other assets	137,802			103,819
Total	$1,924,319			$1,597,575
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$845,092	1,828	0.88	$717,430	809	0.46
Savings deposits	114,314	43	0.15	97,381	38	0.16
Time deposits	403,095	1,822	1.83	281,835	977	1.41
Short-term borrowings	42,124	243	2.34	99,774	363	1.48
Long-term debt	88,076	443	2.04	83,776	404	1.96
Subordinated notes	31,886	497	6.32	0	0	0.00
Total interest-bearing liabilities	1,524,587	4,876	1.30	1,280,196	2,591	0.82
Noninterest-bearing demand deposits	202,365			159,996
Other	23,310			15,696
Total Liabilities	1,750,262			1,455,888
Shareholders’ Equity	174,057			141,687
Total	$1,924,319			$1,597,575
Taxable-equivalent net interest income /net interest spread		15,035	3.22%		12,001	3.14%
Taxable-equivalent net interest margin			3.41%			3.26%
Taxable-equivalent adjustment		(346)			(317)
Net interest income		$14,689			$11,684

Notes:  (1) Yields and interest income on tax-exempt assets have been computed on a taxable-equivalent basis assuming a 21% tax rate.
(2) For yield calculation purposes, nonaccruing loans are included in the average loan balance.

For the three months ended March 31, 2019, taxable-equivalent basis net interest income increased $3,034,000 from the corresponding period in 2018. The increase reflected increased average loan and securities balances at increased market interest rates, partially offset by a higher average balance of interest-bearing liabilities at higher interest rates.
Taxable-equivalent interest income earned on loans increased $4,038,000 year-over-year. The $226,837,000 increase in average loan balance year-over-year includes approximately $131,000,000 in loans acquired in the Mercersburg transaction, as well as continued growth in legacy and newer markets through sales efforts with additional loan officers. Increases in prime lending rates between March 31, 2018 and December 31, 2018 contributed to the 52 basis point increase in yield, but a flattened yield curve partially offset the benefit of the rate increases. Accretion of purchase accounting adjustments in connection with the Mercersburg acquisition increased first quarter 2019 interest income by $253,000.

Taxable-equivalent securities interest income increased $1,163,000 year-over-year, with the average balance of securities increasing $51,088,000 from March 31, 2018 to March 31, 2019, and the taxable equivalent yield increasing from 3.07% to 3.70%. The 63 basis point increase in the yield on securities year-over-year in taxable-equivalent interest income on securities reflected the increased interest rate environment and certain repositioning within the portfolio under the Company's asset/liability management strategies.
Interest expense on deposits and borrowings increased $2,285,000 year-over-year, with the average balance of interest-bearing deposits increasing $265,855,000 and the average balance of total borrowings decreasing $21,464,000. The increase in average interest-bearing deposits is approximately one-half attributable to such deposits acquired in the Mercersburg transaction, and one-half to the Company's continuing efforts to gather both noninterest-bearing and interest-bearing deposit relationships from its cash management offerings through increased commercial relationships. In addition to the impact of the noted increased interest rate environment on interest expense, the Company issued $32,500,000 of 6.0% subordinated notes in December 2018. Also, in the first quarter of 2019, the Company has experienced a gradual repricing of term and non-maturity deposits.
Provision for Loan Losses
The provision for loan losses totaled $400,000 for the three months ended March 31, 2019 compared with $200,000 for the same period in 2018. Net loan charge-offs experienced in the first quarter of 2019 and the Company's organic loan portfolio growth, taking into account historical charge-off statistics and generally stable economic and market conditions for the last several years, were key factors included in the quantitative and qualitative considerations used by management in the determination of the provision expense required to maintain an adequate allowance for loan losses at March 31, 2019.
Additional information is included in the "Credit Risk Management" section herein.
Noninterest Income
The following table compares noninterest income for the three months ended March 31, 2019 and 2018.

(Dollars in thousands)	Three Months Ended March 31,		$ Change	% Change
	2019	2018	2019-2018	2019-2018
Service charges on deposit accounts	$1,489	$1,418	$71	5.0%
Other service charges, commissions and fees	241	249	(8)	(3.2)%
Trust and investment management income	1,758	1,668	90	5.4%
Brokerage income	478	558	(80)	(14.3)%
Mortgage banking activities	468	635	(167)	(26.3)%
Income from life insurance	342	277	65	23.5%
Other income	112	81	31	38.3%
Subtotal before securities gains	4,888	4,886	2	—%
Investment securities gains	339	816	(477)	(58.5)%
Total noninterest income	$5,227	$5,702	$(475)	(8.3)%
The following factors contributed to the more significant changes in noninterest income between the three months ended March 31, 2019 and 2018.
•Income for trust and investment management income and brokerage income reflected fluctuations in customer volumes and market conditions, with brokerage commission-based products down overall year-over-year. Trust income in 2019 also included higher estate fees than in 2018.
•Mortgage banking income decreased in the year-over-year comparison and continued to reflect a lower number of transactions due to the reduced inventory of saleable homes, and also decreased refinancing activity due to volatility in mortgage rates.
•Other line items within noninterest income showed fluctuations between 2019 and 2018 attributable to normal business operations.
The Company recognized net investment securities gains in 2019 and 2018 as opportunities became available to reposition part of the investment portfolio under asset/liability management strategies or to improve responsiveness of the portfolio to interest rate conditions, while also considering funding requirements of anticipated lending activity.

Noninterest Expenses
The following table compares noninterest expenses for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		$ Change	% Change
(Dollars in thousands)	2019	2018	2019-2018	2019-2018
Salaries and employee benefits	$8,677	$8,022	$655	8.2%
Occupancy	1,001	798	203	25.4%
Furniture and equipment	1,023	919	104	11.3%
Data processing	770	619	151	24.4%
Telephone and communication	212	196	16	8.2%
Automated teller machine and interchange fees	236	171	65	38.0%
Advertising and bank promotions	521	382	139	36.4%
FDIC insurance	185	166	19	11.4%
Legal	53	66	(13)	(19.7)%
Other professional services	504	303	201	66.3%
Directors' compensation	236	251	(15)	(6.0)%
Real estate owned	2	25	(23)	(92.0)%
Taxes other than income	306	251	55	21.9%
Intangible asset amortization	208	24	184	nm*
Merger related	645	0	645	0.0%
Insurance claim receivable write off	615	0	615	0.0%
Other operating expenses	988	876	112	12.8%
Total noninterest expenses	$16,182	$13,069	$3,113	23.8%
nm*: not meaningful
The following factors contributed to the more significant changes in noninterest expenses between the three months ended March 31, 2019 and 2018.
•Expanded operations with the addition of employees and branches from the Mercersburg acquisition in October 2018; two branches opened in the fourth quarter of 2018 and two opened in the first quarter of 2019 in Lancaster County, Pennsylvania; and additional support personnel for the Company's ongoing expansion efforts all contributed to increases in salaries and employee benefits, occupancy costs, furniture and equipment, and data processing costs year-over-year, as well as the timing of advertising and bank promotions expenses incurred.
•The salaries and employee benefits increase in 2019 over 2018 also includes the impact of annual merit increases awarded in 2018, incentive compensation increases and additional share-based awards granted in 2019. In 2019, overall costs associated with our self-insured group health plan were higher than in 2018 due to an increased number of employees and fluctuations in claims experience.
•The Company incurred merger related expenses in the first quarter of 2019, principally legal and professional fees for the Hamilton acquisition and system conversion expenses for the Mercersburg acquisition.
•As previously reported, the Bank was the victim of a phishing attack in October 2017, and, upon discovery of the attack in the third quarter of 2018, the Company apprised its cyber insurance carrier of the incident. The Bank engaged third party cyber security experts and other professionals, including a credit notification and monitoring services provider, and incurred approximately $765,000 in fees and expenses related to the incident. Orrstown notified its carrier of its response efforts and expected to receive an insurance reimbursement of approximately $615,000 for the cyber incident claim, which amount was carried as a receivable on the Company’s consolidated balance sheet. The Company believes that its policy provided coverage for the expenses related to the incident, but the Company was notified by its carrier that the claim had been denied in its entirety. While the Company believes that the basis for the carrier's denial is improper and intends to assert its rights to coverage of the expenses, there can be no assurance that the Company’s position regarding coverage will prevail or, if it does prevail, that the coverage will be sufficient to reimburse the Company for the entire amount of the receivable. Pending resolution of its insurance claim, the Company recorded a pretax expense of $615,000 in the first quarter of 2019.
•Other line items within noninterest expenses showed fluctuations between 2019 and 2018 attributable to normal business operations.

Income Tax Expense
Income tax expense totaled $232,000, an effective tax rate of 7.0%, for the three months ended March 31, 2019, compared with $492,000, an effective tax rate of 12.0%, for the three months ended March 31, 2018. The Company’s effective tax rate is significantly less than the 21% federal statutory rate, principally due to tax-free income, which includes interest income on tax-free loans and securities and income from life insurance policies; federal income tax credits; and the impact of non-tax deductible expenses, including merger related expenses. In the first quarter of 2019, the Company recorded a tax benefit of approximately $185,000, related to a change in tax law concerning the treatment of life insurance assets of an acquired entity. This tax benefit had the effect of lowering the effective tax rate for the first quarter of 2019 by approximately 5.5%.
FINANCIAL CONDITION
Management devotes substantial time to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the profitability and management of the risks associated with these investments.
AFS Securities
The Company utilizes securities available for sale to manage interest rate risk, to enhance income through interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. At March 31, 2019, AFS securities totaled $490,221,000, an increase of $24,377,000, from the $465,844,000 balance at December 31, 2018.
In the three months ended March 31, 2019, the Company realized net gains totaling $339,000 from sales of investments, as it repositioned parts of its portfolio in response to market and interest rate opportunities under its asset/liability management strategies. Sales of investments in states and political subdivisions were the principal driver of the realized gains. Sale proceeds totaling $59,464,000 were principally redeployed in investments in asset-backed securities.
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
The following table presents the loan portfolio, excluding residential LHFS, by segment and class at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial real estate:
Owner occupied	$123,100	$129,650
Non-owner occupied	264,869	252,794
Multi-family	83,009	78,933
Non-owner occupied residential	101,312	100,367
Acquisition and development:
1-4 family residential construction	6,361	7,385
Commercial and land development	49,784	42,051
Commercial and industrial	169,651	160,964
Municipal	50,599	50,982
Residential mortgage:
First lien	231,243	235,296
Home equity - term	11,828	12,208
Home equity - lines of credit	143,308	143,616
Installment and other loans	30,475	33,411
	$1,265,539	$1,247,657

(1) Includes $127,049,000 and $135,009,000 of acquired loans at March 31, 2019 and December 31, 2018.
Total loans grew $17,882,000 from December 31, 2018 to March 31, 2019. Growth of $10,546,000 in the commercial real estate segment (1.9%, or approximately 7.6% annualized), $6,709,000 in the acquisition and development segment (13.6%, or approximately 55.0% annualized) and $8,687,000 in the commercial and industrial segments (5.4%, or approximately 21.9% annualized) was partially offset by decreases in the residential mortgage and installment and other loans segments, as weaker loan demand has been experienced overall, but particularly in the residential and consumer loan categories.
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

The following table presents the Company’s risk elements, including the aggregate balances of nonaccrual loans, restructured loans still accruing, loans past due 90 days or more, and OREO as of March 31, 2019, December 31, 2018 and March 31, 2018. Relevant asset quality ratios are also presented.

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Nonaccrual loans (cash basis)	$4,743	$5,165	$9,144
OREO	454	130	1,329
Total nonperforming assets	5,197	5,295	10,473
Restructured loans still accruing	1,116	1,132	1,166
Loans past due 90 days or more and still accruing	295	57	0
Total nonperforming and other risk assets	$6,608	$6,484	$11,639
Loans 30-89 days past due	$5,344	$5,186	$2,081
Asset quality ratios:
Total nonperforming loans to total loans	0.37%	0.41%	0.88%
Total nonperforming assets to total assets	0.26%	0.27%	0.64%
Total nonperforming assets to total loans and OREO	0.41%	0.42%	1.00%
Total risk assets to total loans and OREO	0.52%	0.52%	1.11%
Total risk assets to total assets	0.33%	0.34%	0.71%
ALL to total loans	1.13%	1.12%	1.25%
ALL to nonperforming loans	301.14%	271.33%	142.17%
ALL to nonperforming loans and restructured loans still accruing	243.78%	222.55%	126.09%
Total nonperforming and other risk assets increased $124,000, or 1.9%, from December 31, 2018 to March 31, 2019 and decreased $5,031,000, or 43.2%, from March 31, 2018. One commercial real estate loan, downgraded to nonaccrual status in the fourth quarter of 2017 and paid off in the second quarter of 2018, was the principal driver of the nonperforming and risk asset changes between periods in the above table. At March 31, 2019 and at December 31, 2018, loans 30-89 days past due include approximately $1,400,000 of loans (recorded at fair value) acquired in the merger with Mercersburg.
The following table presents detail of impaired loans at March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Nonaccrual Loans	Restructured Loans Still Accruing	Total	Nonaccrual Loans	Restructured Loans Still Accruing	Total
Commercial real estate:
Owner occupied	$1,768	$34	$1,802	$1,841	$39	$1,880
Multi-family	123	0	123	131	0	131
Non-owner occupied residential	294	0	294	309	0	309
Commercial and industrial	266	0	266	286	0	286
Residential mortgage:
First lien	1,576	1,060	2,636	1,808	1,069	2,877
Home equity - term	13	0	13	16	0	16
Home equity - lines of credit	693	22	715	774	24	798
Installment and other loans	10	0	10	0	0	0
	$4,743	$1,116	$5,859	$5,165	$1,132	$6,297

The following table presents our exposure to borrowers with impaired loans, partial charge-offs taken to date and specific reserves established on the borrowing relationships at March 31, 2019 and December 31, 2018. Of the relationships deemed to be impaired at March 31, 2019, none had a recorded balance in excess of $1,000,000 and 64, or 75.2%, of total impaired loans, had recorded balances of less than $250,000.

(Dollars in thousands)	# of Relationships	Recorded Investment	Partial Charge-offs to Date	Specific Reserves
March 31, 2019
Relationships greater than $500,000 but less than $1,000,000	1	793	17	0
Relationships greater than $250,000 but less than $500,000	2	662	0	0
Relationships less than $250,000	64	4,404	863	35
	67	$5,859	$880	$35
December 31, 2018
Relationships greater than $500,000 but less than $1,000,000	1	810	17	0
Relationships greater than $250,000 but less than $500,000	2	673	0	0
Relationships less than $250,000	64	4,814	873	38
	67	$6,297	$890	$38
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
In its individual loan impairment analysis, the Company determines the extent of any full or partial charge-offs that may be required, or any reserves that may be needed. The determination of the Company’s charge-offs or impairment reserve include an evaluation of the outstanding loan balance and the related collateral securing the credit. Through a combination of collateral securing the loans and partial charge-offs taken to date, the Company believes that it has adequately provided for the potential losses that it may incur on these relationships at March 31, 2019. However, over time, additional information may result in increased reserve allocations or, alternatively, it may be deemed that the reserve allocations exceed those that are needed.
The Company’s OREO totaled $454,000 at March 31, 2019 and consisted of two commercial and one residential properties. The increase in OREO from $130,000 at December 31, 2018 was the result of the addition of one commercial and one residential property. All properties are carried at the lower of cost or fair value, less costs to dispose.
At March 31, 2019, the Company believes the value of OREO represents the properties' fair values, but if the real estate market changes, additional expense may be recorded.
Credit Risk Management
Allowance for Loan Losses
The Company maintains the ALL at a level deemed adequate by management for probable incurred credit losses. The ALL is established and maintained through a provision for loan losses charged to earnings. Quarterly, management assesses the adequacy of the ALL using a defined methodology which considers specific credit evaluation of impaired loans, past loan loss historical experience and qualitative factors. Management addresses the requirements for loans individually identified as impaired, loans collectively evaluated for impairment, and other bank regulatory guidance in its assessment.
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

The following table summarizes the Company’s internal risk ratings at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Pass	Special Mention	Non-Impaired Substandard	Impaired - Substandard	Doubtful	PCI Loans	Total
March 31, 2019
Commercial real estate:
Owner occupied	$117,176	$1,379	$899	$1,802	$0	$1,844	$123,100
Non-owner occupied	253,207	11,034	0	0	0	628	264,869
Multi-family	74,935	6,535	709	123	0	707	83,009
Non-owner occupied residential	97,201	2113	1,176	294	0	528	101,312
Acquisition and development:
1-4 family residential construction	5,711	650	0	0	0	0	6,361
Commercial and land development	48,983	49	577	0	0	175	49,784
Commercial and industrial	149,895	11,700	2,744	266	0	5,046	169,651
Municipal	50,599	0	0	0	0	0	50,599
Residential mortgage:
First lien	226,174	0	0	2,636	0	2,433	231,243
Home equity - term	11,793	0	0	13	0	22	11,828
Home equity - lines of credit	142,451	132	10	715	0	0	143,308
Installment and other loans	30,320	0	0	10	0	145	30,475
	$1,208,445	$33,592	$6,115	$5,859	$0	$11,528	$1,265,539
December 31, 2018
Commercial real estate:
Owner occupied	$121,903	$3,024	$987	$1,880	$0	$1,856	$129,650
Non-owner occupied	242,136	10,008	0	0	0	650	252,794
Multi-family	71,482	5,886	717	131	0	717	78,933
Non-owner occupied residential	97,590	736	1,197	309	0	535	100,367
Acquisition and development:
1-4 family residential construction	7,385	0	0	0	0	0	7,385
Commercial and land development	41,251	25	583	0	0	192	42,051
Commercial and industrial	150,286	2,278	2,940	286	0	5,174	160,964
Municipal	50,982	0	0	0	0	0	50,982
Residential mortgage:
First lien	229,971	0	0	2,877	0	2,448	235,296
Home equity - term	12,170	0	0	16	0	22	12,208
Home equity - lines of credit	142,638	165	15	798	0	0	143,616
Installment and other loans	33,229	15	1	0	0	166	33,411
	$1,201,023	$22,137	$6,440	$6,297	$0	$11,760	$1,247,657

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
The following table summarizes activity in the ALL for the three months ended March 31, 2019 and 2018.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
Three Months Ended
March 31, 2019
Balance, beginning of period	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
Provision for loan losses	103	150	159	0	412	189	(26)	163	(175)	400
Charge-offs	(25)	0	(43)	0	(68)	(246)	(20)	(266)	0	(334)
Recoveries	71	2	42	0	115	69	19	88	0	203
Balance, end of period	$7,025	$969	$1,814	$98	$9,906	$3,765	$217	$3,982	$395	$14,283
March 31, 2018
Balance, beginning of period	$6,763	$417	$1,446	$84	$8,710	$3,400	$211	$3,611	$475	$12,796
Provision for loan losses	7	92	144	(1)	242	(35)	7	(28)	(14)	200
Charge-offs	0	0	0	0	0	0	(71)	(71)	0	(71)
Recoveries	0	1	0	0	1	17	57	74	0	75
Balance, end of period	$6,770	$510	$1,590	$83	$8,953	$3,382	$204	$3,586	$461	$13,000

The ALL at March 31, 2019, increased $269,000 from December 31, 2018, reflecting the $400,000 provision for loan losses and net charge-offs during the quarter. Net charge-offs totaled $131,000 for the quarter ended March 31, 2019 compared with net recoveries of $4,000 for the same period in 2018. The ratio of annualized net charge-offs (recoveries) to average loans outstanding was 0.04% for the quarter ended March 31, 2019 compared with 0.00% for 2018. Classified loans totaled $11,974,000 at March 31, 2019, or 0.9% of total loans outstanding, and decreased from $12,737,000 at December 31, 2018, or 1.0% of loans outstanding. The asset quality ratios previously noted are indicative of the continued benefit the Company has received from favorable historical charge-off statistics and generally stable economic and market conditions for the last few years, even while the loan portfolio has been growing. Recent loan growth trends contributed to management's determination that a provision for loan losses was required to maintain an adequate ALL, with an ALL to total loans ratio of 1.13% at March 31, 2019. A principal factor impacting a comparison with the ALL to total loans ratio of 1.25% at March 31, 2018, was loans acquired in the Mercersburg transaction that were recorded at fair value, which incorporated a credit factor, and did not require an increase in the Company's ALL.
Despite generally favorable historical charge-off data and stable economic and market conditions, the growth the Company has experienced in its loan portfolio may result in the need for additional provisions for loan losses in future quarters.

The following table summarizes the ending loan balances individually or collectively evaluated for impairment based on loan type, as well as the ALL allocation for each, at March 31, 2019 and December 31, 2018.

	Commercial					Consumer
(Dollars in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Municipal	Total	Residential Mortgage	Installment and Other	Total	Unallocated	Total
March 31, 2019
Loans allocated by:
Individually evaluated for impairment	$2,219	$0	$266	$0	$2,485	$3,364	$10	$3,374	$0	$5,859
Collectively evaluated for impairment	570,071	56,145	169,385	50,599	846,200	383,015	30,465	413,480	0	1,259,680
	$572,290	$56,145	$169,651	$50,599	$848,685	$386,379	$30,475	$416,854	$0	$1,265,539
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$35	$0	$35	$0	$35
Collectively evaluated for impairment	7,025	969	1,814	98	9,906	3,730	217	3,947	395	14,248
	$7,025	$969	$1,814	$98	$9,906	$3,765	$217	$3,982	$395	$14,283
December 31, 2018
Loans allocated by:
Individually evaluated for impairment	$2,320	$0	$286	$0	$2,606	$3,691	$0	$3,691	$0	$6,297
Collectively evaluated for impairment	559,424	49,436	160,678	50,982	820,520	387,429	33,411	420,840	0	1,241,360
	$561,744	$49,436	$160,964	$50,982	$823,126	$391,120	$33,411	$424,531	$0	$1,247,657
ALL allocated by:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$38	$0	$38	$0	$38
Collectively evaluated for impairment	6,876	817	1,656	98	9,447	3,715	244	3,959	570	13,976
	$6,876	$817	$1,656	$98	$9,447	$3,753	$244	$3,997	$570	$14,014
In addition to the specific reserve allocations on impaired loans noted previously, 18 loans, with aggregate outstanding principal balances of $2,207,000, have had cumulative partial charge-offs to the ALL totaling $880,000 at March 31, 2019. As updated appraisals were received on collateral-dependent loans, partial charge-offs were taken to the extent the loans’ principal balance exceeded their fair value.
Management believes the allocation of the ALL between the various loan classes adequately reflects the probable incurred credit losses in each portfolio and is based on the methodology outlined in Note 4, Loans and Allowance for Loan Losses, to the Consolidated Financial Statements under Part I, Item 1, "Financial Information." Management re-evaluates and will make enhancements to its reserve methodology to better reflect the risks inherent in the different segments of the portfolio, particularly in light of increased charge-offs, with noticeable differences between the different loan classes. Management believes these enhancements to the ALL methodology improve the accuracy of quantifying probable incurred credit losses inherent in the portfolio. Management charges actual loan losses to the reserve and bases the provision for loan losses on its overall analysis.
The unallocated portion of the ALL reflects estimated inherent losses within the portfolio that have not been detected, as well as the risk of error in the specific and general reserve allocation, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other factors management believes appropriate at the time. The unallocated portion of the ALL totaled $395,000, or 2.8% of the ALL balance, at March 31, 2019 compared with $570,000, or 4.1% of the ALL balance at December 31, 2018. The Company monitors the unallocated portion of the ALL and, by policy, has determined it should not exceed 6% of the total reserve. Future negative provisions for loan losses may result if the unallocated portion was to increase, and management determined the reserves were not required for the anticipated risk in the portfolio.

Management believes the Company’s ALL is adequate based on currently available information. Future adjustments to the ALL and enhancements to the methodology may be necessary due to changes in economic conditions, regulatory guidance, or management’s assumptions as to future delinquencies or loss rates.
Deposits
Deposits totaled $1,620,696,000 at March 31, 2019, an increase of $61,940,000, or 4.0%, from $1,558,756,000 at December 31, 2018.
Noninterest-bearing deposits increased $9,465,000, or 4.6%, from December 31, 2018 to March 31, 2019. Interest-bearing deposits totaled $1,406,388,000 at March 31, 2019, an increase of $52,475,000, or 3.9% from the $1,353,913,000 balance at December 31, 2018.
The Company continues to increase both noninterest-bearing and interest-bearing deposit relationships from its enhanced cash management offerings as it increases its commercial relationships. Deposit growth in the first three months of 2019 was principally used to reduce total borrowings and to fund growth in the loan and investment portfolios.
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
Shareholders’ equity totaled $179,167,000 at March 31, 2019, and increased $5,734,000 or 3.3%, from $173,433,000 at December 31, 2018. The increase was attributable to growth in retained earnings totaling $3,102,000 for the three months ended March 31, 2019, net of dividends paid on common stock totaling $1,413,000, and improvement in net unrealized gains/losses in AOCI, net of taxes, totaling $3,782,000.
The Company routinely evaluates its capital levels in light of its risk profile to assess its capital needs. The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. The consolidated asset limit on small bank holding companies is $3,000,000,000 and a company with assets under that limit is not subject to the FRB consolidated capital rules, but may file reports that include capital amounts and ratios. The Company has elected to file those reports.
At March 31, 2019 and December 31, 2018, the Bank was considered well capitalized under applicable banking regulations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies, including financial holding companies.
Note 8, Shareholders' Equity and Regulatory Capital, to the Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Information," includes a table presenting capital amounts and ratios for the Company and the Bank at March 31, 2019 and December 31, 2018.
In addition to the minimum capital ratio requirement and minimum capital ratio to be well capitalized presented in the referenced table in Note 8, the Bank must maintain a capital conservation buffer as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, Item 1 - Business, under the topic Basel III Capital Rules. At March 31, 2019, the Bank's capital conservation buffer, based on the most restrictive Total Capital to risk weighted assets capital ratio, was 5.2%, which is greater than the 2.50% requirement for 2019.

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
Mergers and Acquisitions
See Note 2, Mergers and Acquisitions, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" in this Form 10-Q.
Supplemental Reporting of Non-GAAP Measures
As a result of acquisitions, the Company has intangible assets consisting of goodwill and core deposit and other intangible assets totaling $16,294,000 and $16,502,000 at March 31, 2019 and December 31, 2018. Amortization of core deposit and other intangible assets, after tax, totaled $164,000 and $19,000 for the three months ended March 31, 2019 and 2018.
Management believes providing certain “non-GAAP” information will assist investors in their understanding of the effect of acquisition activity on reported results, particularly to overcome comparability issues related to the influence of intangibles (principally goodwill) created in acquisitions and the impact of merger related expenses.
Adjusted net income and adjusted diluted earnings per share (excluding intangible amortization and merger related expenses), tangible book value per share, tangible return on average tangible equity and tangible return on average tangible assets, as used by the Company in this supplemental reporting in Form 10-Q, are determined by methods other than in accordance with GAAP. While we believe this information is a useful supplement to GAAP based measures presented in this Form 10-Q, readers are cautioned that this non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results and financial condition as reported under GAAP, nor are such measures necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to be determined in accordance with GAAP.
The following table presents the computation of each non-GAAP based measure shown together with its most directly comparable GAAP based measure.

	Three Months Ended
(in thousands, except per share information)	March 31, 2019	March 31, 2018
Adjusted Net Income and Adjusted Diluted Earnings per Share (1)
Net income as reported (most directly comparable GAAP based measure)	$3,102	$3,625
Amortization of core deposit and other intangible assets (2)	164	19
Merger related expenses (2)	535	0
Adjusted net income (1) (non-GAAP)	$3,801	$3,644

Weighted average diluted common shares outstanding (denominator)	9,326	8,268

Diluted earnings per share as reported (most directly comparable GAAP based measure)	$0.33	$0.44
Amortization of core deposit and other intangible assets (2)	0.02	0.00
Merger related expenses (2)	0.06	0.00
Adjusted Diluted Earnings per Share (1)	$0.41	$0.44

	March 31, 2019	December 31, 2018
Tangible Book Value per Common Share
Shareholders' equity	$179,167	$173,433
Goodwill and other intangible assets (2)	15,517	15,698
Tangible common equity (non-GAAP)	$163,650	$157,735

Common shares outstanding	9,485	9,430

Book value per share (most directly comparable GAAP based measure)	$18.89	$18.39
Intangible assets per share	1.64	1.66
Tangible Book Value per Share (non-GAAP)	$17.25	$16.73

	Three Months Ended
	March 31, 2019	March 31, 2018
Tangible Return on Average Tangible Equity
Net income as reported (numerator)	$3,102	$3,625
Average equity as reported (denominator)	$174,057	$141,687
Return on average equity (most directly comparable GAAP based measure)	7.23%	10.38%

Adjusted net income (1) (non-GAAP) - per above	$3,801	$3,644
Average equity as reported	$174,057	$141,687
Average goodwill	(12,592)	(719)
Average core deposit and other intangible assets (2)	(3,008)	(273)
Average tangible common equity (non-GAAP)	$158,457	$140,695
Tangible Return on Average Tangible Equity (non-GAAP)	9.73%	10.50%

Tangible Return on Average Tangible Assets
Net income as reported (numerator)	$3,102	$3,625
Average assets as reported (denominator)	$1,924,319	$1,597,575
Return on average assets (most directly comparable GAAP based measure)	0.65%	0.92%

Adjusted net income (1) (non-GAAP) - per above	$3,801	$3,644
Average assets as reported	$1,924,319	$1,597,575
Average goodwill	(12,592)	(719)
Average core deposit and other intangible assets (2)	(3,008)	(273)
Average tangible assets (non-GAAP)	$1,908,719	$1,596,583
Tangible Return on Average Tangible Assets (non-GAAP)	0.81%	0.93%
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
The simulation analysis results are presented in the Earnings at Risk table below. At March 31, 2019, similar to at December 31, 2018, these results indicate the Company would be better positioned in a moderately rising rate environment than it would be if interest rates increased more substantially or decreased.
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
At March 31, 2019, similar to at December 31, 2018, these results indicate the Company would be better positioned in a rising interest rate environment than it would be if interest rates decreased.

Earnings at Risk			Value at Risk
	% Change in Net Interest Income			% Change in Market Value
Change in Market Interest Rates (basis points)	March 31, 2019	December 31, 2018	Change in Market Interest Rates (basis points)	March 31, 2019	December 31, 2018
(100)	(2.5)%	(2.1)%	(100)	(18.0)%	(14.1)%
100	(0.1)%	(0.6)%	100	8.6%	6.1%
200	(2.1)%	(2.2)%	200	11.3%	7.1%

Item 4. Controls and Procedures
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2019.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2019.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information regarding legal proceedings is included in Note 13, Contingencies, to the Consolidated Financial Statements under Part I, Item 1, "Financial Statements" and incorporated herein by reference.
Item 1A – Risk Factors
There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Certain risk factors related to mergers and acquisitions in our Annual Report on Form 10-K for the year ended December 31, 2018 referenced risks associated with the completion of the Company's merger with Hamilton. As noted elsewhere in this Form 10-Q, the merger with Hamilton was completed on May 1, 2019.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
No shares of the Company were repurchased from January 1, 2019 to March 31, 2019.
In September 2015, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares of common stock, or approximately 416,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. When and if appropriate, repurchases may be made in open market or privately negotiated transactions, depending on market conditions, regulatory requirements and other corporate considerations, as determined by management. Share repurchases may not occur and may be discontinued at any time. At March 31, 2019, 82,725 shares had been repurchased under the program at a total cost of $1,438,000, or 17.38 per share. The maximum number of shares that may yet be purchased under the plan is 333,275 at March 31, 2019.
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

Date: May 7, 2019